Form 10-Q
period 2003-09-30
LKQ CORP
filed 2003-11-12
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 000-50404

LKQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 NORTH LASALLE STREET, SUITE 3300, CHICAGO, IL	60602
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 621-1950

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

        The registrant’s common stock began trading on the Nasdaq National Market on October 3, 2003. The registrant sold 5,000,000 shares of its common stock pursuant to a Registration Statement on Form S-1 that was declared effective on October 2, 2003, and therefore has been subject to the filing requirements of the Securities Exchange Act of 1934 for less than 90 days.

At October 31, 2003, the registrant had issued and outstanding an aggregate of 19,438,641 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
Assets

Current Assets:
Cash and equivalents	$1,519,625	$584,477
Receivables, net	21,036,568	18,592,232
Inventory	53,681,119	53,778,506
Deferred income taxes	388,900	339,200
Prepaid expenses	3,593,878	1,109,200

Total Current Assets	80,220,090	74,403,615

Property and Equipment, net	41,665,672	39,861,133
Intangibles
Goodwill	50,764,845	49,263,443
Other intangibles, net	48,850	64,195
Deferred Income Taxes	10,306,900	11,712,600
Other Assets	2,041,372	1,441,687

Total Assets	$185,047,729	$176,746,673

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,514,995	$4,535,537
Accrued expenses
Accrued payroll-related liabilities	5,354,160	4,172,935
Accrued procurement liability	1,651,000	2,970,000
Other accrued expenses	5,860,359	4,134,349
Income taxes payable	293,624	108,392
Deferred revenue	1,953,829	1,363,375
Current portion of long-term obligations	17,809,721	6,449,438

Total Current Liabilities	38,437,688	23,734,026

Long-Term Obligations, Excluding Current Portion	31,301,164	27,755,797
Other Noncurrent Liabilities	4,392,004	4,127,797

Redeemable Common Stock, $0.01 par value, 50,000 shares issued at September 30, 2003	617,027	—

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 14,230,287 and 17,644,885 shares issued at September 30, 2003 and December 31, 2002, respectively	142,303	176,449
Additional paid-in capital	132,052,633	154,491,253
Warrants	542,919	542,919
Deferred compensation expense	(7,291)	(72,917)
Retained earnings (Accumulated deficit)	(22,430,718)	(34,008,651)

Total Stockholders’ Equity	110,299,846	121,129,053

Total Liabilities and Stockholders’ Equity	$185,047,729	$176,746,673

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$83,472,462	$71,859,707	$243,745,537	$215,960,511

Cost of goods sold	44,431,543	38,715,036	128,906,982	116,157,944

Gross margin	39,040,919	33,144,671	114,838,555	99,802,567

Facility and warehouse expenses	9,972,850	9,278,297	29,153,678	27,061,365

Distribution expenses	8,893,084	7,271,863	25,674,970	20,798,184

Selling, general and administrative expenses	12,288,176	10,683,396	35,014,550	31,448,799

Depreciation and amortization	1,325,306	1,229,486	4,070,511	3,637,805

Operating income	6,561,503	4,681,629	20,924,846	16,856,414

Other (income) expense
Interest expense	643,356	651,834	1,845,805	2,322,694
Stockholder loan guarantee fee	—	22,917	—	160,417
Interest income	(2,920)	(12,776)	(14,182)	(158,464)
Other (income) expense, net	50,294	(54,861)	(110,710)	(149,522)

Total other expense	690,730	607,114	1,720,913	2,175,125

Income before provision for income taxes and cumulative effect of change in accounting principle	5,870,773	4,074,515	19,203,933	14,681,289

Provision for income taxes	2,352,000	1,715,000	7,626,000	5,955,000

Income before cumulative effect of change in accounting principle	3,518,773	2,359,515	11,577,933	8,726,289

Cumulative effect of change in accounting principle, net of tax	—	—	—	(49,898,800)

Net income (loss)	$3,518,773	$2,359,515	$11,577,933	$(41,172,511)

Basic earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.25	$0.13	$0.76	$0.49
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2.82)

Net income (loss)	$0.25	$0.13	$0.76	$(2.33)

Diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.22	$0.12	$0.68	$0.45
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2.57)

Net income (loss)	$0.22	$0.12	$0.68	$(2.12)

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,577,933	$(41,172,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,070,511	3,637,805
(Gain) loss on sale of property and equipment	(84,744)	(10,504)
Equity-related compensation expense	15,000	—
Deferred compensation expense	65,626	65,625
Deferred income taxes	1,356,000	1,461,900
Interest rate swap	(27,367)	120,486
Cumulative effect of change in accounting principle	—	49,898,800
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(2,367,542)	(1,477,473)
Inventory	1,065,924	(655,087)
Other operating assets and liabilities	1,354,545	2,590,315

Net cash provided by operating activities	17,025,886	14,459,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,460,983)	(4,027,948)
Proceeds from sale of property and equipment	120,907	88,888
Cash used in acquisitions	(3,284,526)	—

Net cash used in investing activities	(8,624,602)	(3,939,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	624,700	4,500
Proceeds from exercise of warrants	—	25,652
Debt issuance costs	(131,078)	(621,441)
Net borrowings (repayments) under line of credit	10,500,000	(28,500,000)
Borrowings under term loans	9,000,000	20,000,000
Repayments under term loans	(4,250,000)	—
Repayments of long-term debt obligations	(307,272)	(400,416)
Repurchase of common stock	(22,902,486)	—

Net cash used in financing activities	(7,466,136)	(9,491,705)

Net increase in cash and equivalents	935,148	1,028,591

Cash and equivalents, beginning of period	584,477	1,587,039

Cash and equivalents, end of period	$1,519,625	$2,615,630

Supplemental disclosure of cash flow information:
Capital lease obligations incurred	$—	$1,050,000
Notes issued in connection with business acquisition	200,000	—
Redeemable common stock issued in connection with business acquisition	617,027	—
Repurchase and retirement of common stock in exchange for cancellation of note receivable	—	(120,000)
Repurchase and retirement of common stock in exchange for sale of assets	(560,000)	—
Cash paid for income taxes, net of refunds	6,597,200	4,081,819
Cash paid for interest	1,809,564	2,620,235

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity

			Additional Paid-In Capital	Warrants	Deferred Compensation Expense	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares Issued	Amount
BALANCE, December 31, 2002	17,644,885	$176,449	$154,491,253	$542,919	$(72,917)	$(34,008,651)	$121,129,053

Retirement of common stock	(80,000)	(800)	(559,200)	—	—	—	(560,000)

Repurchase of common stock from related parties	(3,557,498)	(35,575)	(22,866,911)	—	—	—	(22,902,486)

Equity-related compensation expense	—	—	15,000	—	—	—	15,000

Recognition of deferred compensation	—	—	—	—	65,626	—	65,626

Exercise of stock options, including related tax benefits	222,900	2,229	972,491	—	—	—	974,720

Net income	—	—	—	—	—	11,577,933	11,577,933

BALANCE, September 30, 2003	14,230,287	$142,303	$132,052,633	$542,919	$(7,291)	$(22,430,718)	$110,299,846

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.  Interim Financial Statements

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of LKQ Corporation and its subsidiaries (the “Company”).  All significant intercompany transactions and accounts have been eliminated.  The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information related to the Company’s significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position, the cash flows and the results of operations of the Company for the periods presented.

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s registration statement on Form S-1, which was declared effective on October 2, 2003.

Note 2.  Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guaranties that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guaranties, a liability for the fair value of the obligation undertaken in issuing the guaranty.  The Company reviewed the provisions of FIN 45 relating to the initial recognition and measurement of guarantor liabilities, which are effective for qualifying guaranties entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” (SFAS 148) which amends SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based employee compensation.  The Company continues to account for stock-based compensation in accordance with APB 25 and, as a result, does not expect this standard to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. SFAS 148 disclosure requirements are effective for fiscal years ending after December 15, 2002 and have been included in “Stock-Based Compensation” below.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The company is evaluating whether the adoption of FIN 46 will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company has reviewed the new standard and determined that its implementation will not impact its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity and will be effective for periods ending on or after June 15, 2003.  The Company has reviewed the new standard and determined that its implementation will not impact its consolidated financial position, results of operations or cash flows.

Note 3.  Stock-Based Compensation

The Company has three stock-based compensation plans, the LKQ Corporation 1998 Equity Incentive Plan  (the “Equity Incentive Plan”), the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”), and the CEO Stock Option Plan (the “CEO Plan”), which are described more fully in Note 5.  The Company accounts for its stock compensation agreements under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25). The Company has adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148.

SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements.  The Company has computed the value of options granted using a Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2003	2002

Expected life (in years)	7.5	7.5
Risk-free interest rate	5.22%	5.40%
Volatility	—	—
Dividend yield	0%	0%

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan:

	Nine Months Ended September 30,
	2003	2002

Net income (loss), as reported	$11,577,933	$(41,172,511)
Less: Total stock-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(916,100)	(849,600)

Pro forma net income (loss)	$10,661,833	$(42,022,111)

Earnings (loss) per share:
Basic - as reported	$0.76	$(2.33)
Basic - pro forma	$0.70	$(2.38)

Diluted - as reported	$0.68	$(2.12)
Diluted - pro forma	$0.62	$(2.16)

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting provisions and are fully transferable.  In addition, this and other valuation models require the use of highly subjective assumptions.  The Company’s employee stock options have characteristics significantly different from those of traded options and, in addition, changes in the subjective underlying assumptions can materially affect the fair value estimate.  As a result, in the opinion of management, the existing option pricing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Using a Black-Scholes option pricing model with the above assumptions, the weighted average estimated fair value of employee stock options granted for the nine months ended September 30, 2003 and 2002 was $1.52 and $2.16 per share, respectively.  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

Note 4.  Capital Structure

On January 1, 2003, in connection with a business acquisition, the Company issued 50,000 shares of its common stock. The Company granted a put option with a single exercise date of January 1, 2007 at a price of $15.00 per share and obtained a call option on those shares with a single exercise date of January 1, 2007 at a price of $22.50 per share.  These shares are reflected as Redeemable Common Stock in the consolidated balance sheet as of September 30, 2003.

In February 2003, the Company repurchased 2,000,000 shares of its common stock from existing stockholders, including 1,878,684 shares repurchased from AutoNation, Inc., the Company’s largest stockholder at that time, for a total of $12,000,000 in cash.  The Company partially funded the stock repurchase by obtaining a $9,000,000 term loan (see Note 7), which was scheduled to mature on February 20, 2004, but was fully paid subsequent to September 30, 2003.

In May 2003, the Company repurchased 1,557,498 shares of its common stock from existing stockholders, including 1,500,000 shares repurchased from AutoNation, Inc., for a total of $10,902,486 in cash.  The Company partially funded the stock repurchase by borrowing an additional $9,000,000 against the existing Revolving Facility (see Note 7).

In June 2003, the Company sold certain assets no longer deemed pertinent to its operations to an existing stockholder in exchange for 80,000 shares of  the Company’s common stock.  The shares, which were subsequently retired, were valued at $560,000.

Note 5.  Equity Incentive Plans

In February 1998, the Company adopted the Equity Incentive Plan to attract and retain employees and consultants. Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted. On March 6, 2002, the Company’s stockholders approved an increase in the number of shares available under the Equity Incentive Plan from 3,000,000 to 5,000,000, subject to antidilution and other adjustment provisions.

In November 1998, the Company also adopted the CEO Plan.  The terms of the CEO Plan are substantially the same as the terms of the Equity Incentive Plan except that the exercise price of options granted under the CEO Plan may be less than the fair market value of the Company’s common stock on the date the option is granted.  During 1998, the Company granted options to purchase 175,000 shares of common stock under the CEO Plan, and there are no additional shares available for award under the CEO Plan.

In June 2003, the Company’s board of directors adopted the Director Plan and in September 2003, the plan was approved by the Company’s stockholders. Options granted under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company’s stock on the grant date.  Only non-employee directors are eligible for grants under the Director Plan.  Under the plan, each non-employee director received an initial grant of an option to purchase 30,000 shares of the Company's common stock as of October 2, 2003.  The plan also provides for an initial grant to any new non-employee director of an option to purchase 30,000 shares of common stock upon election to the board of directors.  Subsequent to the initial grants, each non-employee director will be automatically granted an option to purchase 10,000 shares of common stock on each anniversary of the granting of the initial stock option to that non-employee director.  The Director Plan will terminate in June 2013, unless the board of directors terminates it sooner.  The number of shares available under the Director Plan is 500,000, subject to antidilution and other adjustment provisions.

A summary of stock option transactions for the nine months ended September 30, 2003 is as follows:

	Options Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price

Balance, December 31, 2002	1,965,400	3,169,050	$9.56

Shares reserved for Director Plan	500,000	—	—
Granted	(464,700)	464,700	8.75
Exercised	—	(222,900)	2.80
Cancelled	54,050	(54,050)	8.85

Balance, September 30, 2003	2,054,750	3,356,800	$9.91

The following table summarizes information about outstanding and exercisable stock options at September 30, 2003:

	Outstanding			Exercisable
		Weighted Average Remaining Contractual Life (Yrs)
			Weighted Average Exercise Price		Weighted Average Exercise Price

Exercise Price	Shares			Shares

$1.00	37,000	4.4	$1.00	37,000	$1.00
3.00	436,750	7.3	3.00	145,000	3.00
5.00	500	7.8	5.00	200	5.00
8.00	687,200	8.5	8.00	191,718	8.00
8.75	459,700	9.3	8.75	45,970	8.75
10.00	438,000	4.9	10.00	420,500	10.00
12.50	579,000	5.2	12.50	548,350	12.50
15.00	718,650	6.1	15.00	552,800	15.00

	3,356,800	6.8	$9.91	1,941,538	$11.21

Stock options expire 10 years from the date they are granted. Options granted under the Equity Incentive Plan and the CEO Plan generally vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant.

Note 6.  Related-Party Transactions

The Company subleases its corporate office space from an entity owned by one of its principal stockholders for a percentage of the rent that is charged to that entity. The sublease expires on June 30, 2004. The total amounts paid to this entity were approximately $186,000 and $201,000 during the nine month periods ended September 30, 2003 and 2002, respectively.

A corporation owned by the Company’s Chairman of the Board, who is one of the Company’s principal stockholders, owns private aircraft that the Company uses from time to time for business trips. The Company reimburses this corporation for out-of-pocket and other related flight expenses, as well as for other direct expenses incurred.  The total amounts paid to this corporation were approximately $26,000 and $900 during the nine month periods ended September 30, 2003 and 2002, respectively.

The Company sells products to various repair facilities owned by one of its principal stockholders.  The amount of such sales totaled approximately $2,030,000 and $1,734,000 during the nine month periods ended September 30, 2003 and 2002, respectively.

In connection with the acquisitions of several businesses during 1998 and 1999, the Company entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in its salvage operations. Typical lease terms include an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. The Company also maintains the right of first refusal concerning the sale of the leased property. Lease payments to a principal stockholder who became an officer of the Company after the acquisition of his business were approximately $549,000 and $536,000 during the nine month periods ended September 30, 2003 and 2002, respectively.

The Company believes that the terms of the related party transactions described above are comparable to those available from unaffiliated third parties.

Note 7.  Long-Term Obligations

Long-Term Obligations consist of the following:

	September 30, 2003	December 31, 2002

Revolving credit facility	$21,500,000	$11,000,000
Term loan, payable quarterly through June 2005	14,500,000	18,750,000
Term loan due February 20, 2004	9,000,000	—
Capital lease obligations, payable in monthly installments through March 2009, interest at 7.64% to 10.4%	2,918,398	3,367,472
Notes payable to individuals in monthly installments through November 2010, interest at 3.5% to 10%	1,182,765	1,050,692
Various equipment notes, payable in monthly installments through March 2004, interest at various rates up to 9.60%, secured by related equipment	9,722	37,071
	49,110,885	34,205,235
Less current maturities	(17,809,721)	(6,449,438)

	$31,301,164	$27,755,797

On June 21, 2002, the Company entered into a new credit facility with its bank group. The proceeds under the new credit facility were used to pay off $35,000,000 that was outstanding under the Company’s previous bank credit facility.  The new facility consists of a revolving line of credit (the “Revolving Facility”) with a maximum availability of $40,000,000 and a $20,000,000 term loan (“Term Loan A”). On February 20, 2003, the credit facility was amended to provide an additional term loan (“Term Loan B”) in the amount of $9,000,000.  The credit facility is collateralized by substantially all assets of the Company (including ownership interests in its subsidiaries) and contains customary covenants, including, among other things, prohibitions on the payment of cash dividends, restrictions on the payment of other dividends and on purchases, redemptions and acquisitions of its stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios.  At September 30, 2003 and December 31, 2002, the Company was in compliance with all covenants. The Revolving Facility matures on June 30, 2005. Term Loan A required scheduled quarterly repayments, beginning December 31, 2002 with a final payment due on June 30, 2005, but was fully paid subsequent to September 30, 2003. Term Loan B was scheduled to mature on February 20, 2004, but was also fully paid subsequent to September 30, 2003.  Availability under the Revolving Facility was approximately $18,500,000 and $26,000,000 at September 30, 2003 and December 31, 2002, respectively, and is calculated monthly based upon the amount of eligible inventory and accounts receivable, as defined.  Subsequent to September 30, 2003, the balance outstanding under the Revolving Facility was paid in full, and the Revolving Facility remains in place through June 30, 2005.  Total availability under the credit facility is also predicated on a proforma calculation not to exceed 2.50 times (2.75 times through December 31, 2003) the ratio of senior funded debt to earnings before interest, taxes, depreciation, amortization (“EBITDA”) and impairment of goodwill. The interest rate on advances under the Revolving Facility and Term Loan A may be either the bank prime lending rate or the Interbank Offering Rate (“IBOR”), at the Company’s option, plus 0.50% to 1.25% for prime rate loans, or 2.00% to 2.75% for IBOR-based loans. The percentage added to the prime lending rate or IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The interest rate on advances under Term Loan B may be either the bank prime lending rate or IBOR, at the Company’s option, plus 1.25% for prime rate loans, or 2.75% for IBOR-based loans. The weighted-average interest rate on borrowings outstanding against the credit facility at September 30, 2003 and December 31, 2002 was 4.74% and 3.81%, respectively. Borrowings against the Revolving Facility totaled $21,500,000 and $11,000,000 at September 30, 2003 and December 31, 2002, respectively, and are classified as long-term obligations. The Company may refinance the credit facility in 2004, although there can be no assurance that the refinancing will be successful. See Note 11 for further discussion.

Note 8. Commitments and Contingencies

The Company has notified the lessors of various properties used in its salvage operations of its intent to exercise purchase options on those properties. The Company expects the purchase price for these properties to total approximately $6,700,000.

Note 9. Earnings (Loss) Per Share

The following chart sets forth the computation of earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Income before cumulative effect of change in accounting principle	$3,518,773	$2,359,515	$11,577,933	$8,726,289
Cumulative effect of change in accounting principle, net of tax	—	—	—	(49,898,800)

Net income (loss)	$3,518,773	$2,359,515	$11,577,933	$(41,172,511)

Denominator for basic earnings (loss) per share-
Weighted-average shares outstanding	14,205,008	17,644,726	15,326,273	17,655,402
Effect of dilutive securities:
Employee stock options	396,008	289,568	300,758	289,734
Warrants	1,577,184	1,470,235	1,507,621	1,470,632
Denominator for diluted earnings (loss) per share-
Adjusted weighted-average shares outstanding	16,178,200	19,404,529	17,134,652	19,415,768

Earnings (loss) per share, basic:
Income before cumulative effect of change in accounting principle	$0.25	$0.13	$0.76	$0.49
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2.82)

Earnings (loss) per share, basic	$0.25	$0.13	$0.76	$(2.33)

Earnings (loss) per share, diluted:
Income before cumulative effect of change in accounting principle	$0.22	$0.12	$0.68	$0.45
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2.57)
Earnings (loss) per share, diluted	$0.22	$0.12	$0.68	$(2.12)

The following chart sets forth the number of employee stock options and warrants outstanding but not included in the computation of diluted earnings (loss) per share because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Antidilutive securities:
Employee stock options	1,297,650	2,455,800	1,735,650	2,455,800
Warrants	263,318	262,434	263,318	262,434

Note 10.  Business Combinations

During 2003, the Company acquired three automotive recycling businesses located in upstate New York, California and Nevada for an aggregate of $3,485,000 in cash, of which $200,000 is to be paid subsequent to September 30, 2003, and 50,000 shares of the Company’s common stock. The business combinations enable the Company to serve new market areas. The Company did not complete any acquisitions during the year ended December 31, 2002.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The purchase price was preliminarily allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition, pending final determination of certain acquired assets and liabilities.

The preliminary purchase price allocation for the acquisitions completed during the nine months ended September 30, 2003 are as follows:

Receivables, net	$76,794
Inventory	1,002,582
Prepaid expenses	26,921
Property and equipment	1,217,499
Goodwill	1,501,402
Other assets	310,639
Current liabilities assumed	(23,061)
Long-term obligations assumed	(11,223)
Purchase price payable at September 30, 2003	(200,000)
Redeemable common stock issued	(617,027)

Cash used in acquisitions, net of cash acquired	$3,284,526

Note 11. Subsequent Events

On October 2, 2003, the Company sold 5.0 million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold approximately 3.1 million shares of the Company’s common stock. On October 8, 2003, the transaction was closed and the Company received approximately $60,450,000, net of underwriting discount and before offering related expenses of approximately $1,500,000, for the common stock it issued and sold.  The Company did not receive any proceeds from the sale of shares by the selling stockholders.

On October 2, 2003, the Company granted a total of 176,000 stock options with an exercise price of $13.00 per share to employees under the terms of the Equity Incentive Plan. On October 2, 2003, the Company granted 210,000 stock options with an exercise price of $13.00 per share to its non-employee directors in accordance with the terms of the Director Plan.  As a result of the subsequent resignation of one of the Company's directors, 30,000 of these options were cancelled.

On October 8, 2003, the Company increased the number of its authorized shares of Common Stock from 100,000,000 shares to 500,000,000 shares.

On October 9, 2003, the Company repaid the $14,500,000 balance remaining on Term Loan A, the $9,000,000 balance on Term Loan B, and the $21,500,000 balance on the Revolving Facility. The Revolving Facility remains in place through June 30, 2005.

On October 31, 2003, the director who was the designee of AutoNation, Inc. resigned from the Company's board of directors.  The resignation was the result of AutoNation, Inc. selling its interest in the Company and was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

In this section, the words “we,” “ours,” and “us” refer to LKQ Corporation and its subsidiaries unless the context suggests otherwise.  From time to time, information provided by the Company or statements made by our employees may contain forward-looking information that involves risks and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including but not limited to our expectations regarding revenue, business strategy, anticipated operating results and anticipated cash requirements) may be forward-looking statements. Our actual results could differ materially from those set forth in any forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled “Risk Factors” contained in our registration statement on Form S-1 that became effective on October 2, 2003. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, it is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As a result, investors should not consider the foregoing factors as an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ. In light of these risks, uncertainties and assumptions, the forward-looking items discussed in this report might not occur.

Overview

                The repair of automobiles includes the purchase of automotive replacements parts.  Buyers of replacement parts have the option to purchase primarily from three sources: new parts produced by original equipment manufacturers, which are commonly known as OEM parts; new parts produced by companies other than the OEMs, sometimes referred to generically as “aftermarket” parts; and recycled parts originally produced by OEMs, which we refer to as recycled OEM products.  We sell primarily recycled OEM products.

Since our formation in 1998, we have grown through both internal development and acquisitions.  For the first 18 months of our existence, we focused on growth through acquisitions.  Our acquisition strategy has been to target companies with strong management teams, a record of environmental compliance, solid growth prospects and a reputation for quality and customer service.  We believe it is important for former owners to remain active in our business and have frequently used equity as a significant component of acquisitions.

Internal growth is an important driver of our revenue and operating results.  Since 1999, we have focused primarily on growing our sales and operating results within our existing organization. We have done so by developing our regional distribution networks and by implementing overnight product transfers between our facilities to better leverage our inventory investment and to increase our ability to fill customer demand. We acquire salvage vehicles for dismantling from several sources, including salvage auctions, insurance companies and OEM’s. We acquire most of our salvage vehicles from salvage auctions. A critical component of our operations is our ability to identify and value the recyclable parts on a damaged vehicle and rapidly determine the maximum price that we can pay for the salvage vehicle at auction in order to obtain our target margins on the resale of the recycled OEM products. Our ability to correctly assess the quality and ultimate sales prices for products when we purchase a salvage vehicle, as well as our ability to obtain the vehicle at a cost we determine to be reasonable in light of that assessment, directly impacts our profit margins in the periods subsequent to acquisition of the vehicles.

Our revenue, cost of salvage vehicles and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Factors that may affect our operating results include, but are not limited to:

•                                          fluctuations in the market value of salvage vehicles and pricing of new OEM replacement parts;

•                                          the availability and cost of salvage vehicles;

•                                          variations in vehicle accident rates;

•                                          changes in state or federal laws or regulations affecting our business;

•                                          our ability to integrate and manage our acquisitions successfully;

•                                          severity of weather and seasonality of weather patterns;

•                                          the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure; and

•                                          declines in asset values.

Due to the foregoing factors, our operating results in one or more future periods can be expected to fluctuate. Accordingly, our results of operations may not be indicative of future performance.

Sources of Revenue

Our revenue from the sale of recycled OEM products and related services during 2003 and 2002 has typically ranged between 90% and 92% of our total revenue.  We sell the majority of our recycled OEM products to collision repair shops and mechanical repair shops.  Our recycled OEM products include, for example, engines, transmissions, front-ends, doors, and trunk lids. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new and aftermarket parts, seasonal weather patterns and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process.  Accordingly, we consider automobile insurers to be key demand drivers of our products.  We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new product prices and the age of the vehicle being repaired.

When we obtain a mechanical product from a dismantled vehicle and determine it is damaged or when we have a surplus of certain mechanical product types, we sell them in bulk to mechanical remanufacturers. During 2003 and 2002 these sales have been approximately 5% of our total revenue. The majority of these products are transferred to two of our facilities in Houston, Texas where a sorting by product type and model type takes place.  Examples of such products are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors. After we have recovered all the products we intend to resell, the remaining materials are crushed and sold to scrap processors. During 2003 and 2002, our revenue from the sale of scrap accounted for less than 2% of our total revenue.

We also sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. These contracts account for approximately 1% of our total revenue.

Cost of Goods Sold

Our cost of goods sold includes the price we pay for the salvage vehicle, as well as auction fees, towing and storage, where applicable. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor costs related to buying and dismantling account for approximately 10% of our cost of goods sold. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

During 2003 and 2002 our revenue from products that we obtain from third party recyclers to sell to our customers, which we refer to as brokered product sales, was approximately 9% of our total revenue.    We purchase these products when we do not have them available in our own inventory. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during the nine month period ended September 30, 2003 is as follows:

Balance as of December 31, 2002	$156,000
Warranty expense	1,408,000
Warranty claims	(1,331,000)

Balance as of September 30, 2003	$233,000

We also sell separately priced extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Expenses

Our facility and warehouse expenses primarily include our costs to operate our processing and redistribution facilities. These costs include labor for both plant management and facility and warehouse personnel, facility rent, property and liability insurance, utilities and other occupancy costs.

Our distribution expenses primarily include our costs to deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, local delivery and transfer truck rental costs, vehicle repairs and maintenance, insurance and fuel.

Our selling and marketing expenses primarily include our advertising, promotion and marketing costs, salary and commission expenses for sales personnel, sales training, telephone and other communication expenses and bad debt expense. Personnel costs account for approximately 80% of our selling and marketing expenses. Most of our sales personnel are paid on a commission basis.  The number and quality of our sales force is critical to our ability to respond to our customers' needs and increase our sales volume. We are continually evaluating our sales force, developing and implementing training programs and utilizing appropriate measurements to assess our selling effectiveness.

Our general and administrative expenses include primarily the costs of our corporate and three regional offices that provide corporate and field management, treasury, accounting, legal, payroll, human resources and information systems functions.

Seasonality

Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months we tend to have higher demand for our products. In addition, the cost of salvage vehicles tends to be lower as more weather related accidents occur generating a larger supply of total loss vehicles.

Critical Accounting Policies and Estimates

                Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, warranty costs, inventory valuation, allowance for doubtful accounts, goodwill impairments, self-insurance programs, contingencies, asset impairments and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue that is not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

                We recognize and report revenue from the sale of recycled automotive products when they are shipped and title has transferred, subject to a reserve for returns, discounts and allowances that management estimates based upon historical information. A collision repair product would ordinarily be returned within a few days of shipment, while a mechanical repair product may take longer to be returned. Discounts may be earned based upon sales volumes, or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment.

                We also sell separately priced extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts.

Warranty Reserves

                We issue a standard six month warranty against defects on some of our mechanical products. We record an accrual for standard warranty claims at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. We analyze historical warranty claim activity by referencing the claims made and aging them from the original product sale date. We use this information to project future warranty claims on actual products sold that are still under warranty at the end of an accounting period. A 10% change in our historical annual warranty claims would result in a change in the estimated warranty reserve of approximately $177,000.

Inventory Accounting

                Inventory is recorded at the lower of cost or market. Our inventory cost is established based on the price we pay for a vehicle, and includes buying, dismantling and, where applicable, auction fees and towing. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost percentage is derived from each facility’s historical vehicle sales, together with the costs for salvage vehicles purchased at auction or at contracted rates for salvage vehicles acquired under direct procurement arrangements. Our inventory carrying value is adjusted regularly to reflect the age and current and anticipated demand for our products. If actual demand differs from our estimates, an adjustment to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

                We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. Our allowance for doubtful accounts at September 30, 2003 was approximately $1.6 million, which represents 6.6% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period of occurrence. A 10% change in the annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $82,000. Our exposure to uncollectible accounts receivable is limited because we have a large number of smaller customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits and monitoring policies. We also have customers that pay for product at the time of shipment.

Goodwill Impairment

                We recorded goodwill as a result of our acquisitions. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we refer to as SFAS 142, that requires us to analyze our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests on an annual basis and between annual tests whenever events may indicate that an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.

                As a part of our adoption of SFAS 142, we utilize outside professionals in the valuation industry to validate the assumptions and overall methodology used to determine the fair value estimates. Valuations for some for our acquisitions have declined significantly since we made them due to a number of factors, including lower earnings multiples applied in the valuations of comparable companies. This resulted in the carrying values of certain reporting units exceeding the fair value of those reporting units as of January 1, 2002. As a result of adopting SFAS 142, we recorded a goodwill impairment of $49.9 million, net of tax of $16.1 million, as a cumulative effect of a change in accounting principle at January 1, 2002. As of September 30, 2003, we had $50.8 million in goodwill that will be subject to future impairment tests. If we are required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results and not as a change in accounting principle.  We determined that no additional adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2002. A 10% decrease in the fair value estimates used in the fourth quarter of 2002 impairment test would not have changed this determination.

Impairment of Long-Lived Assets

                We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. If our review indicates that the carrying value of long-lived assets is not recoverable, we reduce the carrying amount of the assets to fair value. We have had no adjustments to the carrying value of long-lived assets in 2002 or 2003.

Self-Insurance Programs

                We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase individual stop-loss insurance coverage that limits our exposure on specific claims as well as aggregate stop-loss insurance coverage that limits our total exposure to employee medical claims.  We also self-insure for a portion of automobile, general liability and workers’ compensation claims. We have purchased stop-loss insurance coverage that limits our exposure to both individual claims as well as our overall claims. The cost of the stop-loss insurance is expensed over the contract periods.

                We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period.  If we were to incur claims up to our aggregate stop-loss insurance coverage, we would have an additional expense of approximately $3.0 million on an annual basis.

Contingencies

                We are subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims and other commitments and from a variety of environmental and pollution control laws and regulations. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether the accruals should be adjusted. If the amount of an actual loss is greater than the amount we have accrued, this would have an adverse impact on our operating results in the period that the loss occurred.

Accounting for Income Taxes

                We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.  We had a valuation allowance of $0.1 million on each of September 30, 2003 and 2002, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Recently Issued Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” of the Notes to Unaudited Condensed Consolidated Financial Statements.

Acquisitions

We acquired three automotive recycling businesses in 2003 for an aggregate of $3.5 million in cash, $0.2 million of which will be paid subsequent to September 30, 2003, and 50,000 shares of our common stock, which are reflected as redeemable common stock on our balance sheet. These are the first companies we have acquired since 1999. We continue to target certain strategic markets that would enhance and extend our existing network, and expect to establish additional redistribution centers or open new sales and processing facilities in markets where acceptable acquisition targets cannot be located. Subsequent to our initial public offering in October 2003, we initiated discussions with various potential business acquisition candidates for the purpose of exploring potential acquisition opportunities.

Segment Reporting

All of our operations are conducted in the United States.  We manage our operations geographically. Because over 90% of our revenue and earnings are derived from, and over 90% of our assets are used in, our salvage operations, we have concluded that our business activities fall into one reportable segment.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Data:	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.2%	53.9%	52.9%	53.8%
Gross margin	46.8%	46.1%	47.1%	46.2%
Facility and warehouse expenses	11.9%	12.9%	12.0%	12.5%
Distribution expenses	10.7%	10.1%	10.5%	9.6%
Selling, general and administrative expenses	14.7%	14.9%	14.4%	14.6%
Depreciation and amortization	1.6%	1.7%	1.7%	1.7%
Operating income	7.9%	6.5%	8.6%	7.8%
Income before provision for income taxes and cumulative effect of change in accounting principle	7.0%	5.7%	7.9%	6.8%
Cumulative effect of change in accounting principle, net of tax	0.0%	0.0%	0.0%	(23.1)%
Net income (loss)	4.2%	3.3%	4.8%	(19.1)%

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Revenue.  Our revenue increased 16.2% to $83.5 million for the three month period ended September 30, 2003, from $71.9 million for the comparable period of 2002. The increase in revenue is primarily due to the higher volume of products we sold. We have continued to expand our services to the insured repair industry and added delivery routes that helped us to increase our market penetration. We increased the number of customers we serve by approximately 5.8%. We also completed three business acquisitions during the first quarter of 2003. The revenue attributable to these business acquisitions accounted for approximately $1.5 million of total revenue for the quarter.

Cost of Goods Sold.  Our cost of goods sold increased 14.8% to $44.4 million for the three month period ended September 30, 2003, from $38.7 million for the comparable period of 2002. As a percentage of revenue, cost of goods sold decreased from 53.9% to 53.2%. The increase in cost of goods sold was primarily due to increased volume of products sold.

Gross Margin.  Our gross margin increased 17.8% to $39.0 million for the three month period ended September 30, 2003, from $33.1 million for the comparable period of 2002. As a percentage of revenue, gross margin increased from 46.1% to 46.8%.  The increase in gross margin is due primarily to higher revenue growth in certain markets that have historically had higher gross margins as a percentage of revenue and our improving costs of salvage in certain regional operations.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 7.5% to $10.0 million for the three month period ended September 30, 2003, from $9.3 million for the comparable period of 2002.

As a percentage of revenue, facility and warehouse expenses decreased from 12.9% to 11.9%. The increase in expenses is due primarily to higher wages, workers’ compensation, repairs and maintenance and property insurance as our volume increased.

Distribution Expenses.  Distribution expenses increased 22.3% to $8.9 million for the three month period ended September 30, 2003, from $7.3 million for the comparable period of 2002. As a percentage of revenue, distribution expenses increased from 10.1% to 10.7%. We have increased the number of transfer routes and local delivery trucks by approximately 12% since the third quarter of 2002. In addition, higher wages, fuel, freight, insurance, and repairs and maintenance costs accounted for a portion of the growth in distribution expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 15.0% to $12.3 million for the three month period ended September 30, 2003 from $10.7 million for the comparable period of 2002. As a percentage of revenue, selling, general and administrative expenses decreased from 14.9% to 14.7%. The majority of the expense increase was due to labor and labor-related expenses. The majority of our sales compensation is commission-based, and, accordingly, selling expenses tend to rise as revenue rises.  In addition, certain costs in 2003 were higher than in 2002 related primarily to higher levels of salaried sales staff, increased advertising and promotion activities and additional other incentive compensation expense.

Depreciation and Amortization.  Depreciation and amortization increased 7.8% to $1.3 million for the three month period ended September 30, 2003 from $1.2 million for the comparable period of 2002. As a percentage of revenue, depreciation and amortization decreased from 1.7% to 1.6%. Increased levels of property and equipment account for the higher depreciation and amortization expense in 2003 compared to 2002.

Operating Income.  Our operating income increased 40.2% to $6.6 million for the three month period ended September 30, 2003 from $4.7 million for the comparable period of 2002. As a percentage of revenue, operating income increased from 6.5% to 7.9%.

Other(Income)Expense.  Net other expense increased 13.8% to $691,000 for the three month period ended September 30, 2003 from $607,000 for the comparable period of 2002. As a percentage of revenue, net other expense equaled 0.8% in both periods.

Provision for Income Taxes.  The provision for income taxes increased 37.1% to $2.4 million for the three month period ended September 30, 2003 from $1.7 million for the comparable period of 2002 due to our improved operating results. Our effective income tax rate was approximately 40.0% in the three month period ended September 30, 2003 and 42.1% for the comparable period of 2002. We increased our effective income tax rate in 2002 to reflect higher projected income in states with higher effective income tax rates.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue.  Our revenue increased 12.9% to $243.7 million for the nine month period ended September 30, 2003 from $216.0 million for the comparable period of 2002. The increase in revenue is primarily due to the higher volume of products we sold as we have added two redistribution centers since the first quarter of 2002 and increased the number of customers that we serve by approximately 5%. In addition, we continued to expand our services to the insured repair industry, and added delivery routes, which helped us to increase our market penetration. We also completed three business acquisitions during the first quarter of 2003. The revenue attributable to these business acquisitions, since the dates of acquisition, accounted for approximately $4.0 million of total revenue for the nine months ended September 30, 2003.

Cost of Goods Sold.  Our cost of goods sold increased 11.0% to $128.9 million for the nine month period ended September 30, 2003 from $116.2 million for the comparable period of 2002. As a percentage of revenue, cost of goods sold decreased from 53.8% to 52.9%. The increase in cost of goods sold was primarily due to the increased volume of products sold.

Gross Margin.  Our gross margin increased 15.1% to $114.8 million for the nine month period ended September 30, 2003 from $99.8 million for the comparable period of 2002. As a percentage of revenue, gross margin increased from 46.2% to 47.1%. The increase in gross margin is due primarily to higher revenue growth in certain markets that historically have higher gross margins as a percentage of revenue and our improving costs of salvage in selected regional operations.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 7.7% to $29.2 million for the nine month period ended September 30, 2003 from $27.1 million for the comparable period of 2002. As a percentage of revenue, facility and warehouse expenses decreased from 12.5% to 12.0%. Labor and labor-related expenses have increased as a result of higher product volumes. The increase in expenses is also due to increases in workers’ compensation, property insurance and property taxes as our volume increased during 2003.

Distribution Expenses.  Distribution expenses increased 23.4% to $25.7 million for the nine month period ended September 30, 2003 from $20.8 million for the comparable period of 2002. As a percentage of revenue, distribution expenses increased from 9.6% to 10.5%. We have increased the number of our transfer routes by approximately 9% and the number of our local delivery trucks by approximately 14% in 2003. In addition, higher fuel, freight, insurance, and repairs and maintenance accounted for a portion of the growth in distribution expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 11.3% to $35.0 million for the nine month period ended September 30, 2003 from $31.4 million for the comparable period of 2002. As a percentage of revenue, selling, general and administrative expenses decreased from 14.6% to 14.4%. The majority of the selling expense increase was due to labor and labor-related expenses. We increased our sales force on average by 26 positions, or 8.8%. In addition, the majority of our sales compensation is commission-based, and, accordingly, selling expenses tend to rise as revenue rises.

Depreciation and Amortization. Depreciation and amortization expenses increased 11.9% to $4.1 million for the nine month period ended September 30, 2003 from $3.6 million for the comparable period of 2002. As a percentage of revenue, depreciation and amortization expenses remained constant at 1.7%.  Net property and equipment additions totaled approximately $8.1 million since the third quarter of 2002.

Operating Income.  Our operating income increased 24.1% to $20.9 million in the nine month period ended September 30, 2003 from $16.9 million for the comparable period of 2002. As a percentage of revenue, operating income increased from 7.8% to 8.6%.

Other(Income)Expense.  Net other expense decreased 20.9% to $1.7 million for the nine month period ended September 30, 2003 from $2.2 million for the comparable period of 2002. As a percentage of revenue, net other expense decreased from 1.0% to 0.7%. The decrease is primarily attributable to net interest expense, which totaled $1.8 million for the nine month period ended September 30, 2003, versus $2.3 million for the comparable period of 2002. The decrease in net interest expense is due to lower interest rates during the 2003 period as well as lower debt issuance costs and the lack of a stockholder loan guarantee fee in 2003.

Provision for Income Taxes.  The provision for income taxes increased 28.1% to $7.6 million for the nine month period ended September 30, 2003 from $6.0 million for the comparable period of 2002 due to our improved operating results. As a percentage of revenue, the provision for income taxes increased from 2.8% to 3.1%. Our effective income tax rate is 39.7% for the nine month period ended September 30, 2003 versus 40.6% for the comparable period of 2002.

Cumulative Effect of Change in Accounting Principle.  As described under “Critical Accounting Policies and Estimates - Goodwill Impairment,” we recorded a goodwill impairment of $49.9 million, net of tax of $16.1 million, as a cumulative effect of a change in accounting principle at January 1, 2002.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash flow from operations and our credit facility. At September 30, 2003 we had cash and equivalents amounting to $1.5 million. Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of salvage and other mechanical inventory is the largest use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 17,400 and 20,500 salvage vehicles in the three month periods ended September 30, 2003 and 2002, respectively, and 55,400 and 56,500 salvage vehicles in the nine month periods ended September 30, 2003 and 2002, respectively.

On October 2, 2003 our registration statement on Form S-1 was declared effective and we completed our initial public offering. We sold 5,000,000 shares of common stock at a price of $13.00 per share before expenses, underwriting discounts and commissions. We received net proceeds of approximately $60.5 million before expenses upon closing, at which time we paid down the entire $45.0 million of our debt outstanding under our bank credit facility. The revolving line of credit portion of the facility, which totals $40.0 million, remains available to us until the facility matures on June 30, 2005.

We intend to continue to evaluate markets for growth through the internal development of redistribution centers and processing facilities, and selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions.

Net cash provided by operating activities was $17.0 million for the nine months ended September 30, 2003, versus $14.5 million for the comparable period of 2002. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included an increase in receivables and prepaid expenses and other assets, partially offset by decreases in inventory and increases in payables, accruals and other operating liabilities. The increase in receivables is consistent with higher levels of business activity. Prepaid expenses increased primarily due to an increase in prepaid taxes that will be utilized in the fourth quarter of 2003 and deferred costs of approximately $1.5 million related to our initial public offering that will be offset against the proceeds in the fourth quarter of 2003. The increases in payables and accruals are primarily due to higher self-insurance reserves and employee compensation related expenses. Deferred revenue increased primarily due to higher sales of extended warranty contracts. Other noncurrent liabilities increased primarily due to increases in employee deferred compensation liabilities.

Net cash used in investing activities was $8.6 million for the nine months ended September 30, 2003, compared to $3.9 million for the comparable period of 2002, as we invested $3.3 million of cash in three acquisitions, while net property and equipment purchases increased $1.4 million, primarily due to investments in facility expansions and new information systems.

Net cash used in financing activities was $7.5 million for the nine months ended September 30, 2003, compared to $9.5 million for the comparable period of 2002. We repurchased 3,557,498 shares of our common stock in 2003 for $22.9 million, primarily funded by borrowings under our credit facility totaling $21.0 million. We made net borrowings of $14.9 million in 2003 and net debt repayments of $8.9 million in 2002. We received proceeds of $0.6 million from the exercise of stock options in the nine months ended September 30, 2003, while our debt issuance costs decreased $0.5 million compared to the same period of 2002.

On June 21, 2002, we entered into a new credit facility with our bank group. The proceeds under the new credit facility were used to pay off $35.0 million that was outstanding under our previous facility.  The new facility consists of a revolving line of credit with a maximum availability of $40.0 million and a $20.0 million term loan. On February 20, 2003, the credit facility was amended to provide an additional term loan in the amount of $9.0 million.  The credit facility is collateralized by substantially all of our assets (including ownership interests in our subsidiaries) and contains customary covenants, including, among other things, prohibitions on the payment of cash dividends, restrictions on the payment of other dividends and on purchases, redemptions and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios.  At September 30, 2003 and at December 31, 2002, we were in compliance with all covenants. The revolving line of credit matures on June 30, 2005. The $20.0 million term loan required scheduled quarterly repayments but was fully paid subsequent to September 30, 2003. The $9.0 million term loan was scheduled to mature on February 20, 2004 but was also fully paid subsequent to September 30, 2003.  Availability under the revolving line of credit was approximately $18.5 million and $26.0 million at September 30, 2003 and December 31, 2002, respectively, and is calculated monthly based upon the amount of eligible inventory and accounts receivable, as defined under the credit facility. Subsequent to September 30, 2003, the balance outstanding under the revolving line of credit was paid in full and the revolving line of credit remains in place through June 30, 2005. Total availability under the revolving line of credit is also calculated based on a proforma calculation not to exceed a defined ratio of our senior funded debt to earnings before interest, taxes, depreciation, amortization, or EBITDA, and impairment of goodwill. The interest rate on advances under the revolving line of credit and $20 million term loan may be either the bank prime lending rate or the Interbank Offering Rate (“IBOR”), at our option, plus an additional percentage ranging from 0.50% to 1.25% for prime rate loans, or 2.00% to 2.75% for IBOR-based loans. The percentage added to the prime lending rate or IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters. The interest rate on advances under the $9 million term loan may be at either the bank prime lending rate or IBOR, at our option, plus 1.25% for prime rate loans, or 2.75% for IBOR-based loans. The weighted-average interest rate on borrowings outstanding against the credit facility at September 30, 2003 and December 31, 2002 was 4.74% and 3.81%, respectively. Borrowings against the revolving line of credit totaled $21.5 million and $11.0 million at September 30, 2003 and December 31, 2002, respectively, and are classified as long-term obligations. We may refinance our existing bank credit facility in 2004, although there can be no assurance we will be able to complete a refinancing.

We may in the future borrow additional amounts under our revolving credit facility or enter into new or additional borrowing arrangements. Any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire recycling businesses and redistribution facilities, to expand and improve existing facilities, to purchase property, equipment and inventory, and for working capital.

During August 2002, as required by our bank credit facility, we entered into a two-year interest rate swap agreement with a total notional amount of $10.0 million and a fixed rate of 2.65%. The counterparty to the agreement is a member of our bank group. Under the terms of the agreement, we are required to make quarterly payments at the specified fixed rate and in return receive payments at variable rates.  The estimated fair value of the interest rate swap at September 30, 2003 and December 31, 2002, is a loss of $0.1 million and $0.2 million, respectively, and is included in Other Noncurrent Liabilities and Accrued expenses.  In accordance with the provisions of SFAS 133, as amended, the changes in the fair value of the interest rate swap are included in current period earnings, as the agreement has not been designated as a hedging instrument.

In February 2003, we repurchased 2,000,000 shares of our common stock from existing stockholders, including 1,878,684 shares repurchased from AutoNation, Inc., our largest stockholder at the time, for a total of $12.0 million in cash.  We partially funded the stock repurchase by obtaining a $9.0 million term loan, which was paid in full subsequent to September 30, 2003.  The remaining $3.0 million of the stock repurchase was funded from borrowings under our revolving credit facility.

In May 2003, we repurchased 1,557,498 shares of our common stock from existing stockholders, including 1,500,000 shares repurchased from AutoNation, Inc., for a total of $10.9 million in cash. We partially funded the stock repurchase by borrowing an additional $9.0 million against our revolving credit facility.

On February 28, 2003, in connection with a business acquisition, we issued two promissory notes totaling $0.2 million.  The annual interest rate on the notes is 3.5% and interest is payable upon maturity.  The first $0.1 million note matures on February 28, 2004 and the second $0.1 million note matures on February 28, 2005.

Our capital expenditures for the nine months ended September 30, 2003 totaled approximately $9.6 million. We estimate that our capital expenditures for the remainder of 2003 will be approximately $7.0 million, including the exercise of purchase options for approximately $4.0 million on two facilities we currently lease. The balance relates to construction activities on two new facilities, information systems enhancements and expansion of current facilities.

We believe that our current cash and equivalents, cash provided by operating activities, the proceeds from our initial public offering and availability under our revolving credit facility will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results and financial condition.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate fluctuations on our floating rate $63.5 million credit facility. As of September 30, 2003 we had $45.0 million outstanding related to this credit facility. In October 2003 we used a portion of the proceeds from our initial public offering of 5,000,000 shares of our common stock to pay off all amounts outstanding under the credit facility. Our credit facility required that we enter into an interest rate swap agreement to mitigate our interest rate risk on a portion of the balance outstanding. We do not however, as a matter of policy, enter into hedging contracts for trading or speculative purposes. The swap agreement has not been designated as a hedging instrument and, as a result, changes in the fair value of the swap agreement are included in current period earnings. Our interest rate swap agreement has a notional amount of $10 million under which we pay a fixed rate of interest of 2.65% and receive a LIBOR-based floating rate. We recorded a non-cash credit of $27,000 in the nine month period ended September 30, 2003 related to the change in the fair value of the interest rate swap agreement.

Based on our variable rate debt at December 31, 2002, a hypothetical 1% increase in interest rates would result in an annual increase in interest expense of approximately $0.1 million, including the effect on our interest rate swap.

 ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)           On September 10, 2003 at a special meeting of our stockholders held before the completion of our initial public offering and registration of our securities under the Securities Exchange Act of 1934, our stockholders approved an amendment to our Certificate of Incorporation, effective upon completion of our initial public offering, (i) increasing the total number of our shares of capital stock authorized for issuance from 100,000,000 to 500,000,000 shares and (ii) providing for the elimination of actions by written consent of stockholders.  Elimination of written consents of stockholders may lengthen the amount of time required to take stockholder actions because actions by written consent are not subject to the minimum notice requirement of a stockholders’ meeting.  The elimination of stockholders’ written consents may also deter hostile takeover attempts.  Without the availability of stockholders’ actions by written consent, a holder controlling a majority of our capital stock would not be able to amend our bylaws or remove directors without holding a stockholders’ meeting.  The holder would have to obtain the consent of a majority of the board of directors to call a special stockholders’ meeting or comply with the notice periods applicable to annual meetings.

Our initial public offering was completed on October 2, 2003 and an amendment to our Certificate of Incorporation effecting such changes was filed with the Secretary of State of the State of Delaware on October 8, 2003.

(b)           Not applicable.

(c)           During the quarterly period ended September 30, 2003, upon reliance on the exemption provided for in Rule 701 under the Securities Act of 1933 relating to compensatory benefit plans, we issued and sold the following unregistered securities in the transactions described below:

In July 2003, we issued an aggregate of 72,000 shares of common stock to employees upon exercise of options under our Equity Incentive Plan at prices ranging from $1.00 to $3.00 per share, for an aggregate consideration of $200,000.

In August 2003, we issued an aggregate of 68,400 shares of common stock to employees upon exercise of options under our Equity Incentive Plan at prices ranging from $3.00 to $8.00 per share, for an aggregate consideration of $232,200.

In September 2003, the registrant issued an aggregate of 20,000 shares of common stock to employees upon exercise of options under our Equity Incentive Plan at prices ranging from $1.00 to $8.00 per share, for an aggregate consideration of $65,000.

(d)           In connection with the initial public offering of our common stock, the Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-107417) under the Securities Act of 1933, effective on October 2, 2003.  Managing underwriters for the offering were Robert W. Baird & Co. and Jefferies & Company, Inc.  Under this registration statement, we issued and sold 5,000,000 shares of our common stock and certain of our stockholders named in the registration statement sold another 3,050,000 shares of our common stock (including the 1,050,000 shares of common stock covered by the over-allotment option).  All 8,050,000 shares of common stock registered under the registration statement were sold at a price to the public of $13.00 per share.

The aggregate gross proceeds from the sale of the shares of common stock sold by us pursuant to the registration statement were $65,000,000.  On October 8, 2003 the transaction was closed and we received aggregate net proceeds from the offering of approximately $58,950,000 after deducting an aggregate of $4,550,000 in underwriting discounts and commissions paid to the underwriters and an estimated $1,500,000 in other expenses incurred in connection with the offering.  We did not receive any proceeds from the sale of shares by the selling stockholders.  We used $45,000,000 of the net proceeds of the offering to repay in full the $14,500,000 balance remaining on our Term Loan A, the $9,000,000 balance on our Term Loan B and the $21,500,000 balance on our Revolving Facility.  We invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use for general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 10, 2003, a special meeting of our stockholders was held before the completion of our initial public offering and registration of our securities under the Securities Exchange Act of 1934 to approve the taking of the following actions in connection with our initial public offering:  (1) the approval and adoption of our Stock Option and Compensation Plan for Non-Employee Directors; (2) the approval of an amendment to our Certificate of Incorporation to increase the total number of our shares of capital stock authorized for issuance from 100,000,000 to 500,000,000 shares, subject to the consummation of our initial public offering; and (3) the approval of an amendment to our Certificate of Incorporation to require that actions required or permitted to be taken by the stockholders be effected at a duly called annual or special meeting of stockholders and not by written consent of such stockholders, subject to the consummation of our initial public offering.  With respect to item (1) above there were 10,109,138 shares voted for, 67,917 against and 122,171 abstaining.  With respect to item (2) above there were 10,251,489 shares voted for, 0 against and 47,917 abstaining.  With respect to item (3) above there were 10,169,489 voted for, 80,000 against and 49,917 abstaining.  There were 14,222,287 shares of our common stock entitled to vote and 10,299,406 shares of our common stock represented in person or by proxy at the meeting.

Our initial public offering was completed on October 2, 2003 and an amendment to our Certificate of Incorporation effecting the changes described in items (2) and (3) above was filed with the Secretary of State of the State of Delaware on October 8, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K

On November 3, 2003, the Company filed a report on Form 8-K announcing the resignation of Jonathan P. Ferrando as a director of LKQ Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2003.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President – Finance and Controller
(Principal Accounting Officer)