Form 10-K
period 2003-12-31
LKQ CORP
filed 2004-03-24
CIK 1065696

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50404

LKQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
120 North LaSalle Street	60602
Suite 3300	(Zip Code)
Chicago, Illinois (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (312) 621-1950

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $281,598,602 at March 23, 2004 (based on the closing sale price on the Nasdaq National Market on March 23, 2004). At March 23, 2004, the registrant had issued and outstanding an aggregate of 19,790,761 shares of common stock.

Documents Incorporated by Reference

        Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2004, described in Part III hereof, are incorporated by reference in this report.

PART I

ITEM 1.    BUSINESS

Overview

        We provide automotive replacement parts needed to repair automobiles. Buyers of automotive replacement parts have the option to purchase primarily from three sources: new parts produced by original equipment manufacturers, which are commonly known as OEM parts; new parts produced by companies other than the OEMs, sometimes referred to generically as "aftermarket" parts; and recycled parts originally produced by OEMs, which we refer to as recycled OEM parts.

        We believe we are the largest nationwide provider of recycled OEM automotive parts and related services, with 40 sales and processing facilities and 11 redistribution centers that reach most major markets in the United States. We procure salvage vehicles, primarily at auctions, using our locally based professionals and centralized procurement systems. In addition, as an alternative source of salvage vehicles, we obtain some vehicles directly from insurance companies, automobile manufacturers and other suppliers. Once we have received proper title, which assures us that the vehicles have not been stolen, we dismantle them for recycled products.

        Through an acquisition in February 2004, we became a significant provider of aftermarket automotive parts. We are now one of the largest suppliers in the Midwest of aftermarket collision automotive replacement parts, operating over 20 locations serving 15 states primarily east of the Mississippi River. Through another acquisition in February 2004, we became a provider of self-service retail recycled automotive parts. We offer these products at four locations in the Tampa, Florida area. We believe that these two acquisitions are complementary to our recycled automotive parts business.

        Our customers include collision and mechanical repair shops and, indirectly, insurance companies, including extended warranty companies. The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. These customers benefit from our high quality products, extensive product availability due to our regionally focused inventories, lower product costs than new OEM parts, and quick delivery. We provide benefits to repair shops and insurance companies because the lower costs for our products enable many vehicles to be repaired rather than declared a total loss. We indirectly rely on insurance companies, which ultimately pay the collision repair shops for the repair of insured vehicles, as a source of business. These insurance companies exert significant influence in the vehicle repair decision, and increasingly look to a nationwide source for consistency, quality and availability of replacement parts. Because of their importance to the process, we have formed business relationships with certain insurance companies and with certain extended warranty providers, in order to be their preferred automotive recycling company. For example, with some insurance companies we have vehicle repair order estimate review programs in place and provide their claims adjusters a part quote and locator service. In addition we provide them an outlet to dispose of certain total loss vehicles directly with us. We provide extended warranty companies a single national call desk to service their nationwide needs for mechanical products.

Our History

        We believe we were the first recycler of automotive products to achieve a national network and presence. Since our formation in 1998, we have grown through both internal development and acquisitions. Until late 1999, we focused on growth through acquisitions. Our acquisition strategy has been to target companies with strong management teams, a record of environmental compliance, solid growth prospects and a reputation for quality and customer service. We believe it is important for former owners to remain active in our business and have frequently used equity as a significant component of acquisitions.

        Internal growth is an important driver of our revenue and operating results. Since completing our initial acquisitions in 1998 and 1999 through which we established our national presence, we have focused primarily on growing our sales and operating results within our existing organization. We did so by developing our regional distribution networks and by creating overnight product transfers between our facilities to better leverage our inventory investment and to increase our ability to fill customer demand.

        In 2003, we began to acquire companies again with the acquisition of three recycled automotive parts businesses. In early 2004, we acquired one recycled automotive parts company in addition to the aftermarket automotive parts business and the self-service retail recycled automotive parts business described above.

Our Strengths

We Provide Services to Insurance Companies and Extended Warranty Providers

        We believe that our nationwide presence gives us a unique ability to service the major automobile insurance companies and extended warranty providers. Insurance companies and extended warranty providers are generally national or regional and play a critical role in the repair process. We believe we provide a direct benefit to these companies by lowering the cost of repairs, decreasing the time required to return the repaired vehicle to the customer, and providing a replacement that is of the same quality as the OEM part replaced. Specifically, we assist insurance companies by purchasing insured total loss vehicles and by providing cost effective products through sales to collision repair shops, especially to repair shops that are part of an insurance company network. We also provide a review of vehicle repair order estimates to insurance companies so they may assess the opportunity to increase usage of recycled OEM products. For extended warranty providers, we provide a single national call desk to service their nationwide need for mechanical products.

Our National Network Would be Difficult to Replicate

        We believe that our national network provides a competitive advantage because it would be difficult to replicate. We have invested significant capital in our current network of service facilities. Since our founding, we have developed a national network of 40 sales and processing facilities and 11 redistribution centers servicing 31 out of 35 major metropolitan areas in the United States. We consider our national presence to be a key distinguishing factor. We have differentiated ourselves from our local competitors and made replication of a similar network difficult by developing our network using anchor companies that were among the largest companies in the industry with multiple locations. The difficulty and time required to obtain the proper zoning, as well as dismantling and other environmental permits necessary to operate a newly-sited facility, would make establishing new facilities difficult and expensive. In addition, there are difficulties associated with recruiting and hiring an experienced management team that has strong local relationships with customers.

We Benefit From a Local Presence as Well as a National Network

        We have developed a network of local recycled automotive parts facilities that allows us to maintain and develop our relationships with local repair shops, while providing a level of service to insurance companies and national customers that is made possible by our nationwide presence. Our local presence allows us to provide daily deliveries that our customers require, using drivers who routinely deliver to the same customers. Our sales force maintains and develops critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network. Finally, our national network allows us to enter adjacent markets by establishing redistribution facilities, which avoids the need for local dismantling capabilities and inventory. Using this method, we can enter new markets quickly.

We Have an Effective Procurement Process

        We have developed information systems and methodologies that leverage our nationwide presence and use our centralized purchasing personnel to procure vehicles cost-effectively. As our largest single expenditure, efficient procurement of salvage vehicles is critical to the growth, operating results and cash flow of our business. A critical component of our operations is our ability to identify and value the parts that can be recycled on a damaged vehicle at auction and to rapidly determine the maximum price we can pay for the vehicle in order to achieve our target margins on resale of the recycled OEM parts. We carefully analyze the market and obtain salvage vehicles of the type whose parts are in demand at prices that we believe will allow us to sell products profitably. We have also taken advantage of our relationships with insurance companies and automobile manufacturers to obtain salvage vehicles outside the auction process.

We Have a Broad and Deep Inventory of High Quality Products

        Our broad and deep inventory of high quality recycled OEM parts allows us to service our customers by rapidly delivering popular products. We believe that our customers place a high value on availability of high quality recycled OEM products. We have therefore invested significant capital in our inventory and we have developed six regional trading zones, within which we make our inventory available to all of our local facilities. We manage our inventory and purchasing on a regional basis to enhance the availability of the recycled OEM products that we believe will be in the highest demand within each region. As we grow our business and financial resources, we will continue to increase our inventory and look for ways to improve our ability to consistently fill our customers' orders. Our recent acquisition of an aftermarket automotive parts supplier will allow us to sell greater quantities of certain part types that historically have been in short supply as recycled automotive parts.

We Have Implemented Management Disciplines

        We have developed and built procurement, operating and financial systems that have allowed us to grow and develop our national network. We believe that our ability to implement best practices utilizing professional management techniques and disciplines in an industry characterized by small companies with limited resources has made us an industry leader. As our business has grown, we have implemented programs to further employee development, support the sharing of best practices among employees, and attract and retain our valuable employees.

We Have a Demonstrated Ability to Generate Internal Growth

        Since completing our initial acquisitions in 1998 and 1999, through which we established our national presence, internal growth has been the principal driver of our revenue and operating results. Our revenue has increased at a compounded annual growth rate of 16.5%, from $178.1 million in 1999 to $328.0 million in 2003. During the same period, our operating margin increased from 2.4% in 1999 to 7.9% in 2003. We accomplished this by developing our regional distribution networks and by implementing overnight product transfers between our facilities to better leverage our inventory investment and to increase our ability to fill customer demand.

Our Strategies

Expand our National Network

        We intend to continue to expand our market coverage through a combination of internal development and acquisitions. We currently service 31 out of 35 major metropolitan areas in the United States. We plan to establish a presence in additional major metropolitan markets and a number of smaller markets in the United States. We continually analyze our national network and look for opportunities to expand into new regions or into adjacent markets. We estimate our current share of the automotive recycling market to be less than 10%. Because the industry is characterized by a large number of small operators, we believe there is significant opportunity for growth. We are currently evaluating a number of acquisition candidates. We have applied an analytical and disciplined approach to our acquisition process and have targeted companies with strong management teams, a record of environmental compliance, solid growth prospects and a reputation for quality and customer service. We intend to continue to apply the same disciplines to future acquisition opportunities. In February 2004, we expanded our available line of products through our acquisition of an aftermarket automotive parts supplier.

Further Develop Business Relationships

        We intend to continue to develop business relationships with automobile insurance companies, extended warranty providers and other industry participants. We have developed programs to enhance our relationships with these key user groups. We believe that insurance companies and extended warranty providers will take a more active role in the selection of replacement products in the repair process and that they have significant incentives to increase the use of lower cost alternatives to new OEM parts. On behalf of certain insurance company customers, we provide a review of vehicle repair order estimates so they may assess the opportunity to increase usage of recycled OEM and aftermarket automotive parts in the repair process. Our employees also provide quotes for our products to assist several insurance companies with their estimate and settlement processes. We work with insurance companies and vehicle manufacturers to procure salvage vehicles directly from them on a selected basis which provides us an additional source of supply as well as enhancing their recoveries on salvage vehicles. We believe we are positioned to take advantage of the increasing importance of these groups, and we will continue to look for ways to provide services to them in order to enhance our relationships.

Continue to Improve our Operating Results

        We are working to improve our operating results by applying our business approach to our most recently acquired facilities, continuing to build our nationwide network, further centralizing certain functions, improving our use of technology, and increasing revenue at our lower volume facilities. Our higher volume facilities generally operate at a higher profitability level as a percentage of revenue. We believe we can improve the operating results at our lower volume facilities by achieving the economies of scale that we realize at our higher volume facilities. We are continually investing resources in procurement in an attempt to obtain our products at optimum prices. We are continuing to centralize the procurement function, which uses methodologies that analyze demand levels for our products, existing inventory levels, and projected margins on an individual vehicle basis.

Further Develop our Technology

        We continue to emphasize the use of technology in our processes to improve efficiency and to increase the standardization of our business. Our technology enhances procurement, pricing and inventory management. We continue to develop our technology to allow us to better manage and analyze our inventory, to assist our sales people with up-to-date pricing and availability of our products, and to further enhance our procurement process. We recently completed a program to migrate our regional servers to a more centralized system to improve efficiency and enhance security.

Raise Industry Standards by Being an Industry Leader

        Since our inception, we have employed a professional approach to the automotive recycling business. We continue to seek new ways to improve our methodologies and to communicate our standards to our customers. We believe that our competitors will seek to emulate our model. We further believe that, by elevating industry standards in areas such as customer service, integrity, product quality and availability, delivery time, warranty support, environmental compliance, and facilities appearance, we can help promote the acceptability of the use of recycled OEM products and the growth of the automotive recycling industry.

Our Process

        Our wholesale recycled automotive parts operations involve four primary components: procurement of materials, vehicle processing, sales and distribution. Our business is organized into six regions, which we call trading zones. We analyze each regional trading zone's inventory to determine which vehicles to acquire at salvage auctions. When we acquire a vehicle, we place its usable parts into our inventory for the trading zone where it was acquired. If a customer requests a part that is not available at our nearest facility, our sales staff will sell the part if it is located at another facility within the same trading zone. In such instances, our customers receive the same quality service because we operate daily intra-trading zone product transfers between our facilities to provide prompt delivery. On a nationwide basis, there are approximately 45 such daily transfers.

Procurement of Materials

        Procurement is the acquisition of severely damaged or totaled vehicles for the purpose of obtaining recycled OEM parts and other inventory. Wrecked vehicles are sold at salvage auctions held each weekday throughout the country. Salvage auctions provide an outlet for salvage vehicles to be processed and sold primarily to automotive recyclers and rebuilders. We acquired approximately 75,000 vehicles in 2003. We purchase the majority of our vehicles from salvage auctions. We pay third parties fees to tow the vehicles from the auction to our facilities. Salvage auctions charge fees both to the supplier of vehicles (primarily insurance companies) and to the purchaser (including us).

        For the vast majority of our salvage auction purchases, we send a representative, whom we refer to as a "scout," in advance of each auction to investigate the vehicles we would be interested in buying. The scout obtains key information such as the model, mileage and damage assessment and determines which parts on the targeted vehicles are recyclable. This information is immediately forwarded to our bid specialists, the majority of whom are located in Akron, Ohio. The bid specialists analyze the data in light of current demand for the parts in question, the levels of our inventory with respect to such parts, and the projected margins expected for each vehicle. The specialists then set a maximum bid price that our bidders use to purchase the vehicle at auction. We believe that this system provides a disciplined approach for procurement.

        We also obtain salvage vehicles and parts from insurance companies, automobile manufacturers, abandoned vehicle programs and other salvage sources. Some of these arrangements allow us to acquire salvage vehicles directly from the insurance company or automobile manufacturer at a cost calculated as a percentage of revenue, which is remitted as products are sold from these vehicles. These arrangements eliminate the fees we and the insurance company would otherwise pay to the salvage auction and provide us inventory with a lower initial expenditure of capital.

Vehicle Processing

        Vehicle processing involves converting a salvage vehicle into recycled OEM products ready for delivery. When a salvage vehicle arrives at one of our facilities, an inventory specialist identifies, catalogs and schedules the vehicle for dismantling. We do not dismantle any vehicle until we have received proper title documentation, thereby assuring that the vehicle is not stolen.

        The dismantler removes components that will become products for sale. We make these products available for sale as soon as possible, often within 24 hours of being checked into inventory. Products that are placed directly on inventory shelves generally include such items as the engine, transmission, hood, trunk lid, head and tail lamp assemblies, rear bumper and doors. We remove all recyclable items including fluids, freon, batteries, tires and catalytic converters. These items are sold to recyclers and reprocessors. Dismantlers also perform any required cutting of the vehicle frame or body.

        Each inventory item is entered into our inventory tracking system, inspected for quality, tagged for identification and prepared for storage and delivery to our customers. Mechanical products not in a condition to be sold as recycled products or that are in surplus supply are separated and sold in bulk to parts remanufacturers. The remaining vehicle hulks and components such as fabrics, rubber, plastics and glass are delivered to automobile shredders, crushers and scrap processors.

Sales

        As of December 31, 2003, we employed approximately 330 full-time sales staff. Of these, approximately 300 were located at sales desks at our facilities and generally are responsible for accepting incoming calls from, and selling our inventory to, our customers. We put all of our sales personnel through a thorough training program. Most of our sales personnel are paid primarily on a commission basis. In addition, as of December 31, 2003, we had approximately 30 traveling sales staff who visit our customers on a daily basis and focus on business development in various markets.

        We are continually analyzing our pricing. For the majority of our facilities, this function is centralized at our procurement center in Akron, Ohio. Our procurement specialists take into consideration factors such as location, recent demand, inventory quantity, inventory turnover, new OEM part prices, aftermarket part prices and remanufactured part prices with the goal of optimizing revenue. Prices are regularly reviewed and revised.

        The inventory base of each of our facilities, supplemented by the inventory sharing system within our regional trading zones, gives us what we believe to be a competitive advantage through our ability to meet our customers' requirements more frequently than smaller competitors.

Distribution

        Each sale results in the generation of a work order. We process orders by checking, cleaning and packaging the applicable recycled product. A dispatcher is then responsible for ensuring parts accuracy, printing the final invoice, and including the parts on the appropriate truck route for delivery to the customer. We operate a fleet of approximately 315 local delivery trucks, most of which we lease. These trucks generally deliver products to our customers within their territory on a daily basis.

        Additionally, we have developed an internal distribution network to allow our sales representatives to sell from the inventory of nearby facilities within our six regional trading zones, thus improving our ability to fulfill customer requests and to improve inventory turnover. We operate approximately 45 daily product transfers between our facilities within our six regional trading zones.

Aftermarket Process

        As a supplier of aftermarket collision automotive replacement parts, we purchase such parts from independent manufacturers, primarily in Southeast Asia, and distribute them to collision repair shop customers.

Products

        When we procure salvage vehicles, we focus on vehicles for which the insured repair market has the most recycled product demand. These tend to be popular types of vehicles such as sport utility vehicles and pickup trucks, and popular models, like the Accord, Taurus, Camry, Lumina and Explorer. These vehicles generally are a few model years old, as insurers tend to use new OEM parts on repairs of vehicles that are one to two years old. Similarly, insurers are less interested in vehicles more than ten model years old, as they are less likely to be repaired. Accordingly, we primarily target vehicles from the 1993 to 2001 model years. The degree of damage is not a significant factor in our process as we only assign value to the undamaged product when we prepare our bids.

        Our most popular items include engines, vehicle front end assemblies, doors, transmissions, trunk lids, bumper assemblies, wheels, head and tail lamp assemblies, mirrors, fenders and axles.

        When we obtain a mechanical product from a dismantled vehicle and determine that we have an excess supply of such product or it is defective, it is then sold in bulk to mechanical remanufacturers. The majority of these products are transferred to two of our facilities in Houston, Texas where we sort them by product and model type. Examples of such products are engine blocks and heads, transmissions, starters, alternators and air conditioner compressors.

Competition

        We operate in a highly competitive industry. We consider all suppliers of automotive products to be competitors, including participants in the recycled OEM product market, OEMs and suppliers of aftermarket parts. We believe the principal areas of competition in our industry include pricing, product quality, service and availability of inventory.

        We compete with the more than 6,000 domestic automotive recyclers, most of which are single-unit operators. We believe approximately 93% of recyclers in the United States have less than $3.0 million in annual revenue and approximately 50% have less than $0.5 million in annual revenue. In some markets, smaller competitors have organized affiliations to share marketing and distribution resources. Greenleaf LLC, an automotive recycling business with a nationwide presence, started by Ford Motor Company, is our largest competitor in the recycled OEM automotive parts business. According to a published report, Ford Motor Company sold Greenleaf LLC to former Ford managers.

        We also compete with distributors of aftermarket collision automotive parts. The leading distributor of these parts in the United States is Keystone Automotive Industries, Inc.

        Manufacturers of new original equipment parts sell the majority of automotive replacement products. We believe, however, that as the insurance and repair industries come to appreciate the advantages of recycled OEM and aftermarket parts, those products can account for a larger percentage of total automotive replacement product sales.

Customers

Insurance Companies

        We consider the insurance companies our customers, as they are a key demand driver for our products. Our products are delivered directly to the repair shop or installer, since automobile insurance companies and extended warranty providers generally do not actually receive our products. While automobile insurance companies do not pay for our products directly, the insurance company does ultimately pay for the repair of the insured vehicle. As a result, the insurance company exerts significant influence in the decision-making process as to how a damaged vehicle is repaired, and the cost level of the product used in the repair process. Insurance companies are also concerned with customer satisfaction with the repair process and the total time to return the repaired vehicle to its owner.

Repair Shops and Others

        We sell the majority of our products wholesale to collision repair shops and mechanical repair shops. The majority of these customers tend to be individually-owned small businesses, although over the last few years there has been a trend toward consolidation resulting in the formation of several national and regional repair companies. At certain locations we also sell recycled OEM products to individual retail customers. In February 2004, we acquired four companies in Florida that compete in the self-service retail recycled automotive parts business.

Remanufacturers

        A mechanical part that is not suitable for sale as a replacement part, or that is a product for which we have an excess supply, is sold to mechanical remanufacturers in bulk shipments. Examples of mechanical parts we sell in this manner are engine blocks and heads, transmissions, starters, alternators and air conditioner compressors. Remanufacturers usually are significantly larger companies than repair shops. Our sales to them tend to be large orders and are dependent on their production run for a certain product line.

Information Technology

        We use a single facility management system nationwide in our wholesale recycled automotive parts operations. We believe that a single system helps us with the continued implementation of standard operating procedures, training efficiency, employee transferability, access to a national inventory database, management reporting, and data storage. It also eliminates the need to create multiple versions of proprietary applications and systems support processes.

        The major features of our facility management system include inventory control, customer selling and billing, sales analysis, vehicle tracking and profitability reporting. The system also supports an electronic exchange system for identifying and locating parts at other selected recyclers and facilitates brokered sales to fill customer orders for items not in stock.

        We have separate third party providers for our financial systems such as financial and budget reporting, general ledger accounting, accounts payable, payroll and fixed assets. We utilize the same common financial systems throughout our wholesale recycled parts operations.

        We currently protect our local customer, inventory and corporate consolidated data, such as financial information, e-mail files and other user files, with daily backups. These backups are stored off site with a third party data protection vendor.

        We have consolidated our facility management systems onto regional system platforms. The hardware for all such platforms is located at a single data center. The center is in a secure environment with around-the-clock monitoring, redundant power backup and multiple, diverse data and telecommunication routing. This data center has daily off site back up to another hardware facility.

        Currently our aftermarket and self-service retail operations each use a separate facility management and financial management system.

Employees

        As of December 31, 2003, we had approximately 1,800 employees performing operational functions and approximately 100 corporate and regional employees. None of our employees are members of unions or participate in other collective bargaining arrangements.

Facilities

        Our corporate headquarters are located at 120 North LaSalle Street, Suite 3300, Chicago, Illinois 60602. The term of our sublease for this location expires on July 30, 2004. We have entered into a new lease to remain in our current office space beyond July 30, 2004. The term of the new lease expires in July 2009. The primary functions performed at our corporate headquarters are financial, accounting, treasury, marketing, business development, human resources, information systems support and legal.

        Our typical facility with processing, sales and redistribution operations has approximately 10 or more acres of real estate. The typical property has a large warehouse with multiple bays to dismantle vehicles, indoor and outdoor storage areas, and administrative and sales offices. Equipment typically used at each facility includes hydraulic lifts, forklifts and loaders, and hand tools to dismantle vehicles.

        As of March 23, 2004, we conducted our wholesale recycled automotive parts operations from 51 facilities, 40 of which include a combination of processing, sales and redistribution operations, and 11 of which are currently primarily redistribution facilities. The following 40 facilities include a combination of processing, sales and redistribution operations:

Location	Area Served	Approximate Acreage	Nature of Occupancy
Birmingham, AL	Alabama	10	Leased
Crawfordsville, AR	Arkansas and Western Tennessee	15	Owned (10) and Leased (5)
Fayetteville, AR	Arkansas and Eastern Oklahoma	7	Leased
Phoenix, AZ	Arizona	9	Owned
Bakersfield, CA	Central and Southern California	19	Owned (9) and Leased (10)
Redding, CA	Northern California and Southern Oregon	22	Owned
Santa Fe Springs, CA	Southern California	3	Leased
Stockton, CA	North Central California	3	Leased
Crystal River, FL	Florida	40	Leased
Fort Myers, FL	Southwest Florida	12	Leased
Gainesville, FL	Northern Florida	17	Leased
Melbourne, FL	Eastern Florida	30	Leased
Garden City, GA	Eastern Georgia and South Carolina	22	Leased
Jenkinsburg, GA	Georgia	42	Leased
Caseyville, IL	Eastern Missouri and Southern Illinois	10	Owned
Avon, IN	Indiana	8	Leased
Michigan City, IN	Northwest Indiana and Northeastern Illinois	13	Owned
Lawrence, KS	Kansas and Northern Oklahoma	9	Leased
Topeka, KS	Kansas	19	Leased
Webster, MA	Massachusetts, Connecticut, New Hampshire, Maine and Vermont	23	Owned
Gorham, ME	Southern Maine and Northern Massachusetts	20	Leased
Belleville, MI(1)	Michigan	11	Leased
Garner, NC	Eastern North Carolina	15	Leased
Salisbury, NC	North Carolina	30	Leased
Omaha, NE(1)	Nebraska and Iowa	8	Leased
North Las Vegas, NV	Southern Nevada	5	Leased
Bronx, NY	New York, Connecticut and New Jersey	6	Leased

Stuyvesant, NY	Eastern New York and Massachusetts	20	Owned
Akron, OH	Ohio, Western New York, Western Pennsylvania, and Southeastern Michigan	21	Owned
Harrisville, OH	Eastern Ohio, Western Pennsylvania and West Virginia	21	Owned
Sherwood, OR	Oregon and Washington	3	Leased
York Haven, PA	Central Pennsylvania and Maryland	46	Owned
Manchester, TN	Tennessee	38	Owned
Houston, TX	Centralized Core Facility	8	Owned
Houston, TX	Centralized Core Facility	4	Owned
Houston, TX	South Texas	12	Owned
Hutchins, TX	North Texas and Oklahoma	23	Owned (18) and Leased (5)
Springville, UT	Utah	14	Owned
Hustisford, WI	Wisconsin	22	Leased
Janesville, WI	Wisconsin, Northern Illinois and Eastern Iowa	18	Owned

(1)
We have exercised our option to acquire this property.

        The following are primarily redistribution facilities:

Location	Area Served	Approximate Size	Nature of Occupancy
Bonifay, FL	Northern Florida	15 acres	Owned
Pompano Beach, FL	Southeast Florida	14,400 sq. ft.	Leased
Dubuque, IA	Iowa	3,750 sq. ft.	Leased
Slidell, LA	Eastern Louisiana	3,000 sq. ft.	Leased
Dunkirk, NY	Western New York	5,000 sq. ft.	Leased
Blacklick, OH	Central and Southern Ohio	7,000 sq. ft.	Leased
Oklahoma City, OK	Central and Eastern Oklahoma	10,000 sq. ft.	Leased
Perkasie, PA(1)	Eastern Pennsylvania	9 acres	Leased
Greenville, SC	South Carolina	3,500 sq. ft.	Leased
Eau Claire, WI	Northern Wisconsin and Eastern Minnesota	2,500 sq. ft.	Leased
Charleston, WV	West Virginia	3,400 sq. ft.	Leased

(1)
Currently operating as primarily redistribution only, but under development to become a processing, sales and redistribution facility. We have signed an agreement to purchase this property.

        Neither of the two preceding tables includes any facilities from the aftermaket or self-service retail acquisitions completed in 2004.

Regulation

Environmental Compliance

        Our operations and properties, including our maintenance of a fleet of vehicles, are subject to extensive federal, state and local environmental protection and health and safety laws and regulations. These environmental laws govern, among other things:

  •
  the emission and discharge of hazardous materials into the ground, air, or water;

  •
  the exposure to hazardous materials; and

  •
  the generation, handling, storage, use, treatment, identification, transportation and disposal of industrial by-products, waste water, storm water and hazardous materials.

        We have made and will continue to make capital and other expenditures relating to environmental matters. We have an environmental management process designed to facilitate and support our compliance with these requirements. We cannot assure you, however, that we will at all times be in complete compliance with such requirements.

        Although we presently do not expect to incur any capital or other expenditures relating to environmental controls or other environmental matters in amounts that would be material to us, we may be required to make such expenditures in the future. Environmental laws are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that environmental laws will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

        Contamination resulting from automotive recycling processes can include soil and ground water contamination from the release, storage, transportation or disposal of gasoline, motor oil, antifreeze, transmission fluid, CFCs from air conditioners, other hazardous materials, or metals such as aluminum, cadmium, chromium, lead and mercury. Contamination can migrate on-site or off-site which can increase the risk of, and the amount of, any potential liability.

        In addition, many of our facilities are located on or near properties with a history of industrial use which may have involved hazardous materials. As a result, some of our properties may be contaminated. Some environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of and were not responsible for such contamination. These environmental laws also impose liability on any person who disposes of, treats, or arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person, and at times can impose liability on companies deemed under law to be a successor to such person. Third parties may also make claims against owners or operators of properties, or successors to such owners or operators, for personal injuries and property damage associated with releases of hazardous or toxic substances.

        When we identify a potential material environmental issue during our acquisition due diligence process, we analyze the risks, and, when appropriate, we perform further environmental assessment to verify and quantify the extent of the potential contamination. Furthermore, where appropriate, we have established financial reserves for certain environmental matters, which amounts are not material. In addition, at times we, or one of the sellers from whom we purchased a business, have undertaken remediation projects. We do not anticipate, based on currently available information and current laws, that we will incur liabilities in excess of those reserves to address environmental matters. However, in the event we discover new information or if laws change, we may incur significant liabilities, which may exceed our reserves.

Title Laws

        The definition of a "salvage" vehicle is the subject of much debate. The definition is important to the automotive recycling industry because an increase in vehicles that qualify as salvage vehicles provides greater availability and typically lowers the price of such vehicles. Currently, the definition is a matter of state law. In 1992, the United States Congress commissioned an advisory committee to study problems relating to vehicle titling, registration and salvage. Since then, legislation has been introduced seeking to establish national uniform requirements in this area, including a uniform definition of a salvage vehicle. The automotive recycling industry will generally favor a uniform definition, since it will avoid inconsistencies across state lines, and one that expands the number of damaged vehicles that qualify as salvage. However, certain interest groups, including repair shops and some insurance associations, may generally oppose this type of legislation. National legislation has not yet been enacted in this area, and there can be no assurance that legislation will be enacted in the future.

National Stolen Passenger Motor Vehicle Information System

        In 1992, Congress enacted the Anti Car Theft Act to deter trafficking in stolen vehicles. This law included the establishment of the National Stolen Passenger Motor Vehicle Information System to track and monitor stolen automotive parts. In April 2002, the Department of Justice published for comment proposed regulations to implement the National Stolen Passenger Motor Vehicle Information System. The proposed regulations require, among other things, that insurance companies, salvagers, dismantlers, recyclers and repairers inspect salvage vehicles for the purpose of collecting the vehicle identification number and the part number for any "covered major part" that possesses the vehicle identification number. The requirement to collect this information would place substantial burdens on automotive recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may further discourage the use by such shops of recycled products. The Department of Justice's comment period for the proposed regulations ended in June 2002, but final regulations have not been issued.

ITEM 2.    PROPERTIES

        Our properties are described in "Item 1—Facilities" above. Our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space to conduct operations or additional office space, as needed, on terms acceptable to us.

ITEM 3.    LEGAL PROCEEDINGS

        We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits, in the aggregate, will not have a material adverse effect on our consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "LKQX." At December 31, 2003, there were approximately 115 record holders of our common stock. We became a public company and began trading on the Nasdaq National Market on October 3, 2003. The high and low sales prices of shares of our common stock on the Nasdaq National Market during the period from October 3, 2003 through December 31, 2003 were $18.50 and $14.00, respectively.

        We have not paid any dividends on our common stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any dividends in the foreseeable future. In addition, our credit facility contains, and future financing agreements may contain, financial covenants and limitations on payment of any cash dividends or other distributions of assets.

        See "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2004 for information regarding stockholder approval of our equity compensation plans.

Use of Proceeds

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

        The aggregate gross proceeds from the sale of the shares of common stock sold by us pursuant to the registration statement were $65,000,000. On October 8, 2003, the transaction was closed and we received aggregate net proceeds from the offering of approximately $58,269,000 after deducting an aggregate of $4,550,000 in underwriting discounts and commissions paid to the underwriters and $2,180,000 in other expenses incurred in connection with the offering. We did not receive any proceeds from the sale of shares by the selling stockholders. We used $45,000,000 of the net proceeds of the offering to repay in full our debt outstanding under our bank credit facility. The balance of the proceeds was used to acquire leased real estate and to fund a portion of the cash prices we paid for the companies we acquired in early 2004.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$178,147	$226,304	$250,462	$287,125	$327,974
Cost of goods sold	93,546	119,313	132,520	154,574	174,238

Gross margin	84,601	106,991	117,942	132,551	153,736

Facility and warehouse expenses	25,491	32,295	32,674	35,778	38,679
Distribution expenses	14,498	21,889	24,621	28,530	35,263
Selling, general and administrative expenses	31,568	40,095	39,638	42,385	48,289
Depreciation and amortization	5,519	7,541	7,897	5,014	5,446
Asset impairment loss	3,205	556	—	—	—

Total operating expenses	80,281	102,376	104,830	111,707	127,677

Operating income	4,320	4,615	13,112	20,844	26,059
Other (income) expense
Interest, net	1,319	5,005	5,082	2,908	2,023
Other, net	(228)	(149)	(139)	(332)	(117)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	3,229	(241)	8,169	18,268	24,153
Provision for income taxes	2,125	637	3,939	7,263	9,577

Income (loss) before cumulative effect of change in accounting principle	1,104	(878)	4,230	11,005	14,576
Cumulative effect of change in accounting principle, net of tax	—	—	—	(49,899)	—

Net income (loss)	$1,104	$(878)	$4,230	$(38,894)	$14,576

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.07	$(0.05)	$0.24	$0.62	$0.90
Net income (loss)	$0.07	$(0.05)	$0.24	$(2.20)	$0.90
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.07	$(0.05)	$0.23	$0.57	$0.80
Net income (loss)	$0.07	$(0.05)	$0.23	$(2.00)	$0.80
Shares used in per share calculation basic(a)	15,988	17,601	17,656	17,654	16,268
Shares used in per share calculation diluted(a)	16,185	17,601	18,742	19,399	18,258

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Other Financial Data:
Net cash provided by (used in) operating activities	$(14,309)	$(3,384)	$12,059	$17,740	$20,949
Net cash used in investing activities	(65,682)	(8,308)	(3,516)	(6,746)	(12,222)
Net cash provided by (used in) financing activities	31,431	14,928	(11,060)	(11,997)	6,770
Capital expenditures(b)	100,354	9,648	3,809	8,402	13,200
Depreciation and amortization	5,519	7,541	7,897	5,014	5,446
EBITDA(c)	10,067	12,305	21,148	26,190	31,622
Balance Sheet Data:
Total assets	$220,420	$233,203	$227,217	$176,747	$203,154
Working capital	44,540	54,541	16,861	50,670	74,184
Long-term obligations, including current portion	39,509	54,611	43,962	34,205	3,997
Stockholders' equity	154,821	155,230	160,105	121,129	174,011

(a)
The Company repurchased 2,000,000 shares of its common stock in February 2003 and repurchased an additional 1,557,498 shares of its common stock in May 2003. In addition, the Company sold 5,000,000 shares of its Common Stock on October 2, 2003 in connection with its initial public offering. Accordingly, the shares used in the per share calculation for basic and diluted earnings per share in 2003 do not fully reflect the impact of these transactions.

(b)
Includes acquisitions and non-cash property additions.

(c)
EBITDA consists of income (loss) before provision for income taxes and cumulative effects of change in accounting principle plus depreciation and amortization, interest expense, and stockholder loan guarantee fee, less interest income. We have presented EBITDA information solely as a supplemental disclosure because we believe it provides a helpful analysis of our operating results. EBITDA should not be construed as an alternative to operating income, net income (loss) or net cash provided by (used in) operating activities, as determined in accordance with accounting principles generally accepted in the United States. In addition, not all companies that report EBITDA information calculate EBITDA in the same manner as we do and, accordingly, our calculation is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

        The following table reconciles EBITDA to net income (loss):

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Net income (loss)	$1,104	$(878)	$4,230	$(38,894)	$14,576
Cumulative effect of change in accounting principle, net of tax	—	—	—	49,899	—
Depreciation and amortization	5,519	7,541	7,897	5,014	5,446
Interest, net	1,319	5,005	5,082	2,908	2,023
Provision for income taxes	2,125	637	3,939	7,263	9,577

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$10,067	$12,305	$21,148	$26,190	$31,622

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The repair of automobiles includes the purchase of automotive replacement parts. Buyers of replacement parts have the option to purchase primarily from three sources: new parts produced by original equipment manufacturers, which are commonly known as OEM parts; new parts produced by companies other than the OEM's, sometimes referred to generically as "aftermarket" parts; and recycled parts originally produced by OEM's, which we refer to as recycled OEM products. We have historically sold primarily recycled OEM products. In February 2004 we expanded our product lines by acquiring Global Trade Alliance, Inc. (GTA), one of the largest suppliers of aftermarket collision automotive replacement parts in the Midwest. GTA operates primarily under the trade names Action Crash Parts and Midwest Fender.

        Since our formation in 1998, we have grown through both internal development and acquisitions. For the first 18 months of our existence, we focused on growth through acquisitions. Our acquisition strategy has been to target companies with strong management teams, a record of environmental compliance, solid growth prospects and a reputation for quality and customer service. We believe it is important for former owners to remain active in our business and have frequently used equity as a significant component to fund acquisitions.

        Internal growth is an important driver of our revenue and operating results. From 1999 to 2003, we have focused primarily on growing our sales and operating results within our existing organization. We have done so by developing our regional distribution networks and by creating overnight product transfers between our facilities to better leverage our inventory investment and to increase our ability to fill customer demand. We acquire salvage vehicles for dismantling from several sources, including salvage auctions, insurance companies and OEMs. We acquire most of our salvage vehicles from salvage auctions. A critical component of our operations is our ability to identify and value the recyclable parts on a damaged vehicle and rapidly determine the maximum price that we can pay for the salvage vehicle at auction in order to obtain our target margins on the resale of the recycled OEM products. Our ability to correctly assess the quality and ultimate sales prices for products when we purchase a salvage vehicle, as well as our ability to obtain the vehicle at a cost we determine to be reasonable in light of that assessment, directly impacts our profit margins in the periods subsequent to acquisition of the vehicles.

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
  fluctuations in fuel prices;

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

        When we obtain a mechanical product from dismantled vehicles and determine it is damaged or when we have a surplus of a certain mechanical product type, we sell them in bulk to mechanical remanufacturers. During 2003 and 2002 these sales were approximately 5% of our total revenue. The majority of these products are transferred to two of our facilities in Houston, Texas where a sorting by product type and model type takes place. Examples of such products are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors. After we have recovered all the products we intend to resell, the remaining materials are crushed and sold to scrap processors. During 2003 and 2002, our revenue from the sale of scrap accounted for less than 2% of our total revenue.

        We also sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. These contracts account for approximately 1% of our total revenue.

Cost of Goods Sold

        Our cost of goods sold includes the price we pay for the salvage vehicle, as well as auction fees, towing and storage, where applicable. Our cost of goods sold also includes other inventoried costs such as labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to buying and dismantling account for approximately 10% of our cost of goods sold. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

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

        Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during 2003 is as follows:

Balance as of December 31, 2002	$156,000
Warranty expense	1,682,000
Warranty claims	(1,603,000)

Balance as of December 31, 2003	$235,000

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

        Our selling and marketing expenses primarily include our advertising, promotion and marketing costs, salary and commission expenses for sales personnel, sales training, telephone and other communication expenses and bad debt expense. Personnel costs account for approximately 80% of our selling and marketing expenses. Most of our sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers needs and increase our sales volume. We are continually evaluating our sales force, developing and implementing training programs, and utilizing appropriate measurements to assess our selling effectiveness.

        Our general and administrative expenses include primarily the costs of our corporate and three regional offices that provide corporate and field management, treasury, accounting, legal, payroll, business development, human resources and information systems functions.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, warranty costs, inventory valuation, allowance for doubtful accounts, goodwill impairments, self-insurance programs, contingencies, asset impairments and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue that is not readily apparent from other sources. Actual results may differ from these estimates.

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

Warranty Reserves

        We issue a standard six-month warranty against defects on some of our mechanical products. We record an accrual for standard warranty claims at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. We analyze historical warranty claim activity by referencing the claims made and aging them from the original product sale date. We use this information to project future warranty claims on actual products sold that are still under warranty at the end of an accounting period. A 10% change in our historical annual warranty claims would result in a change in the estimated warranty reserve of approximately $160,000.

Inventory Accounting

        Inventory is recorded at the lower of cost or market. Our inventory cost is established based on the price we pay for a vehicle, and includes buying, dismantling and, where applicable, auction fees and towing. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices. The average cost percentage is derived from each facility's historical vehicle sales, together with the costs for salvage vehicles purchased at auction or at contracted rates for salvage vehicles acquired under direct procurement arrangements. Our inventory carrying value is adjusted regularly to reflect the age and current and anticipated demand for our products. If actual demand differs from our estimates, an adjustment to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. Our allowance for doubtful accounts at December 31, 2003 was approximately $1.5 million, which represents 6.2% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period of occurrence. A 10% change in the annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $100,000. Our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits and monitoring policies. We also have customers that pay for product at the time of delivery.

Goodwill Impairment

        We recorded goodwill as a result of our acquisitions. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we refer to as SFAS 142, that requires us to analyze our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests on an annual basis and between annual tests whenever events may indicate that an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.

        As a part of our adoption of SFAS 142, we utilize outside professionals in the valuation industry to validate the assumptions and overall methodology used to determine the fair value estimates. Valuations for some of our acquisitions have declined significantly since we made them due to a number of factors, including lower earnings multiples applied in the valuations of comparable companies. This resulted in the carrying values of certain reporting units exceeding the fair value of those reporting units as of January 1, 2002. As a result of adopting SFAS 142, we recorded a goodwill impairment of $49.9 million, net of tax of $16.1 million, as a cumulative effect of a change in accounting principle at January 1, 2002. As of December 31, 2003, we had $50.8 million in goodwill that will be subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results and not as a change in accounting principle. We determined that no additional adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2003. A 10% decrease in the fair value estimates used in the fourth quarter of 2003 impairment test would not have changed this determination.

Impairment of Long-Lived Assets

        We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. If our review indicates that the carrying value of long-lived assets is not recoverable, we reduce the carrying amount of the assets to fair value. We have had no adjustments to the carrying value of long-lived assets in 2003 or 2002.

Self-Insurance Programs

        We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase individual stop-loss insurance coverage that limits our exposure on specific claims as well as aggregate stop-loss insurance coverage that limits our total exposure to employee medical claims. We also self-insure for a portion of automobile, general liability and workers' compensation claims. We have purchased stop-loss insurance coverage that limits our exposure to both individual claims as well as our overall claims. The cost of the stop-loss insurance is expensed over the contract periods.

        We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the current policy years, we would have an additional expense of approximately $2.4 million on an annual basis.

Contingencies

        We are subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims and other commitments and from a variety of environmental and pollution control laws and regulations. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We determine the amount of reserves, if any, with the assistance of our outside legal counsel. We regularly evaluate current information available to us to determine whether the accruals should be adjusted. If the amount of an actual loss were greater than the amount we have accrued, this would have an adverse impact on our operating results in the period that the loss occurred.

Accounting for Income Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.2 million and $0.1 million as of December 31, 2003 and 2002, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Acquisitions

        During 2003, we acquired three automotive recycling businesses located in upstate New York, California and Nevada, respectively, for an aggregate of $3.5 million in cash, of which $0.2 million is to be paid subsequent to December 31, 2003, and 50,000 redeemable shares of our common stock. The business combinations enable us to serve new market areas. We did not complete any acquisitions during the years ended December 31, 2002 or 2001.

        In the first quarter of 2004, we completed three acquisitions (two in the recycled OEM automotive parts business and one in the aftermarket automotive parts business) for an aggregate of $41.7 million in cash and 123,296 shares of our common stock. These acquisitions enable us to serve new markets, become a significant provider of aftermarket automotive collision parts and also become a provider of self-service retail automotive parts.

Segment Reporting

        All of our operations are conducted in the United States. We manage our operations geographically. Because over 90% of our revenue and earnings are derived from, and over 90% of our assets are used in, our salvage operations, we have concluded that our business activities through 2003 fall into one reportable segment.

Results of Operations

        The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
Statement of Operations Data:	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	53.1%	53.8%	52.9%

Gross margin	46.9%	46.2%	47.1%
Facility and warehouse expenses	11.8%	12.5%	13.0%
Distribution expenses	10.8%	9.9%	9.8%
Selling, general and administrative expenses	14.7%	14.8%	15.8%
Depreciation and amortization	1.7%	1.7%	3.2%

Operating income	7.9%	7.3%	5.2%

Income before provision for income taxes and cumulative effect of change in accounting principle	7.4%	6.4%	3.3%
Cumulative effect of change in accounting principle	0.0%	(17.4)%	0.0%

Net income (loss)	4.4%	(13.5)%	1.7%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenue.    Our revenue increased 14.2%, from $287.1 million in 2002 to $328.0 million in 2003. The increase in revenue is primarily due to the higher volume of products we sold. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. We increased the number of customers we serve by approximately 5.8%. We also completed three business acquisitions during the first quarter of 2003. The revenue attributable to these business acquisitions accounted for approximately $5.3 million of total revenue for the year.

        Cost of Goods Sold.    Our cost of goods sold increased 12.7%, from $154.6 million in 2002 to $174.2 million in 2003. As a percentage of revenue, cost of goods sold decreased from 53.8% to 53.1%. The increase in cost of goods sold was primarily due to increased volume of products sold.

        Gross Margin.    Our gross margin increased 16.0%, from $132.6 million in 2002 to $153.7 million in 2003. As a percentage of revenue, gross margin increased from 46.2% to 46.9%. Our gross margin increased primarily due to increased volume. The increase in gross margin percentage is due primarily to higher revenue growth in certain markets that have historically had higher gross margins as a percentage of revenue and our improving costs of salvage in certain regional operations.

        Facility and Warehouse Expenses.    Facility and warehouse expenses increased 8.1%, from $35.8 million in 2002 to $38.7 million in 2003. As a percentage of revenue, facility and warehouse expenses decreased from 12.5% to 11.8%. The increase in facilities and warehouse expenses is due primarily to higher wages from an increase in the number of employees, and higher costs of employee insurance, repairs and maintenance, and property insurance. We had several large employee medical claims in 2003 that increased our self-insured costs. Repairs and maintenance has increased as our volumes have increased. Property insurance rates were considerably higher in 2003.

        Distribution Expenses.    Distribution expenses increased 23.6%, from $28.5 million in 2002 to $35.3 million in 2003. As a percentage of revenue, distribution expenses increased from 9.9% to 10.8%. We have increased the number of transfer routes by approximately 18% and local delivery trucks by approximately 14.0% in 2003. In addition, higher wages from an increase in the number of employees, increased fuel, freight and vehicle insurance costs, and higher employee medical claims accounted for a portion of the growth in distribution expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 13.9%, from $42.4 million in 2002 to $48.3 million in 2003. As a percentage of revenue, selling, general and administrative expenses decreased from 14.8% to 14.7%. The majority of the expense increase was due to labor and labor-related expenses. Our selling expenses tend to be more variable in nature due to our commissioned inside sales force. In addition, costs in 2003 were higher than in 2002 related primarily to higher levels of salaried outside sales staff, increased advertising and promotion activities and additional other incentive compensation expense. Finally, we incurred approximately $0.6 million in higher premiums for directors and officers' liability insurance and higher accounting fees and other costs in connection with becoming a public company in the fourth quarter of 2003. We expect total costs associated with being a public company to be approximately $2.4 million in 2004, including additional costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

        Depreciation and Amortization.    Depreciation and amortization increased 8.6%, from $5.0 million in 2002 to $5.4 million in 2003. As a percentage of revenue, depreciation and amortization remained constant at 1.7%. Increased levels of property and equipment account for the higher depreciation and amortization expense in 2003 compared to 2002.

        Operating Income.    Operating income increased 25.0%, from $20.8 million in 2002 to $26.0 million in 2003. As a percentage of revenue, operating income increased from 7.3% to 7.9%.

        Other (Income) Expense.    Net other expense decreased 26.0%, from $2.6 million in 2002 to $1.9 million in 2003. As a percentage of revenue, net other expense decreased from 0.9% to 0.6%. Net interest expense decreased 30.4%, from $2.9 million in 2002 to $2.0 million in 2003. The decrease was the result of both lower debts levels and interest rates in 2003, as well as higher debt issuance costs in 2002 from our previous credit facility that expired in June 2002. We paid down our bank debt with the proceeds from our initial public offering in the fourth quarter of 2003. Other income decreased $0.2 million due primarily to the favorable settlement of a claim in 2002 relating to an acquisition that was completed in 1998.

        Provision for Income Taxes.    The provision for income taxes increased 31.9%, from $7.3 million in 2002 to $9.6 million in 2003 due to improved operating results. Our effective income tax rate was 39.7% for 2003 and 39.8% for 2002.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

        Revenue.    Our revenue increased 14.6%, from $250.5 million in 2001 to $287.1 million in 2002. The increase in revenue is primarily due to higher volume as we added three redistribution centers and increased the number of customers that we serve by approximately 6%. We made no business acquisitions during 2002 or 2001.

        Cost of Goods Sold.    Our cost of goods sold increased 16.6%, from $132.5 million in 2001 to $154.6 million in 2002. As a percentage of revenue, cost of goods sold increased from 52.9% to 53.8%. Our costs increased primarily due to our increased volume, as well as higher auction fees.

        Gross Margin.    Our gross margin increased 12.4%, from $117.9 million in 2001 to $132.6 million in 2002. As a percentage of revenue, gross margin decreased from 47.1% to 46.2%. Our gross margin increased primarily due to increased volume, which was partially offset by higher auction fees.

        Facility and Warehouse Expenses.    Facility and warehouse expenses increased 9.5%, from $32.7 million in 2001 to $35.8 million in 2002. As a percentage of revenue, facility and warehouse expenses decreased from 13.0% to 12.5%. Our facility rent and occupancy costs for our redistribution centers increased as we added three such facilities in 2002. We also added payroll expense as a result of higher volumes.

        Distribution Expenses.    Distribution expenses increased 15.9%, from $24.6 million in 2001 to $28.5 million in 2002. As a percentage of revenue, distribution expenses increased from 9.8% to 9.9%. We added three additional redistribution centers, as well as several additional transfer routes and approximately 15% more local delivery trucks. In addition, higher fuel, repairs and maintenance and insurance costs accounted for a portion of the growth in distribution expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 6.9%, from $39.6 million in 2001 to $42.4 million in 2002. As a percentage of revenue, selling, general and administrative expenses decreased from 15.8% to 14.8%. Our selling expenses increased due to higher payroll costs resulting from our increased revenue. Our general and administrative expenses increased due primarily to higher volume.

        Depreciation and Amortization.    Depreciation and amortization decreased 36.5%, from $7.9 million in 2001 to $5.0 million in 2002. As a percentage of revenue, depreciation and amortization decreased from 3.2% to 1.7%. Effective January 1, 2002, we adopted SFAS No. 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. The decrease in depreciation and amortization expense is due primarily to the lack of goodwill amortization in 2002 in contrast to goodwill amortization of $3.1 million in 2001.

        Operating Income.    Our operating income increased 59.0%, from $13.1 million in 2001 to $20.8 million in 2002. As a percentage of revenue, operating income increased from 5.2% to 7.3%.

        Other (Income) Expense.    Net other expense decreased 47.9%, from $4.9 million in 2001 to $2.6 million in 2002. As a percentage of revenue, net other expense decreased from 2.0% to 0.9%. Net interest expense decreased 42.8%, from $5.1 million in 2001 to $2.9 million in 2002. The decrease was the result of both lower debt levels and interest rates during 2002. Other income increased $0.2 million due primarily to the favorable settlement of a claim in 2002 relating to an acquisition that was completed in 1998.

        Provision for Income Taxes.    Our provision for income taxes increased 84.4%, from $3.9 million in 2001 to $7.3 million in 2002 due to our improved operating results. Our effective rate decreased from 48.2% in 2001 to 39.8% in 2002 due primarily to the elimination of non-deductible goodwill amortization in 2002, as well as a reduction in effective state tax rates.

        Cumulative Effect of Change in Accounting Principle.    As described under "Critical Accounting Policies and Estimates—Goodwill Impairment," we recorded a goodwill impairment of $49.9 million, net of tax of $16.1 million, as a cumulative effect of a change in accounting principle at January 1, 2002. See the "Notes to Consolidated Financial Statements" for further discussion.

Liquidity and Capital Resources

        Our primary sources of ongoing liquidity are our cash flow from operations and our credit facility. At December 31, 2003, we had cash and equivalents amounting to $16.1 million. On October 2, 2003 our registration statement on Form S-1 was declared effective, and on October 8, 2003 we completed our initial public offering. We sold 5,000,000 shares of common stock at a price before expenses and underwriting discounts and commissions of $13.00 per share. We received net proceeds of $58.3 million after expenses upon closing, at which time we paid down all of our debt outstanding under our bank credit facility that totaled $45.0 million. The balance of the proceeds was used to acquire leased real estate and to fund a portion of the cash prices we paid for the companies we acquired in early 2004.

Based on our current plan, we expect to generate positive cash flow from operations for 2004, although there can be no assurance of this.

        Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of salvage and other mechanical inventory is the largest use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 75,000 and 74,000 salvage vehicles in the fiscal years ended December 31, 2003 and 2002, respectively.

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

        Net cash provided by operating activities totaled $20.9 million in 2003, compared to $17.7 million in 2002. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included an increase in receivables and prepaid expenses and other assets, partially offset by decreases in inventory and increases in payables, deferred revenue and other operating liabilities. Prepaid expenses and other assets increased primarily due to increases in annual insurance premiums, increases in annual maintenance contracts for information systems hardware, deferred costs incurred with respect to business acquisitions completed in early 2004 and an increase in prepaid income taxes that will be refunded or applied against our 2004 estimated tax payments. The increase in receivables and payables is consistent with our increased business activity. Our inventory decreased primarily due to a greater number of inventory turns. Deferred revenue increased primarily due to higher sales of extended warranty contracts. Other noncurrent liabilities increased primarily due to increases in employee deferred compensation liabilities.

        Net cash used in investing activities totaled $12.2 million in 2003, compared to $6.7 million in 2002, as we invested $3.3 million of cash in three acquisitions, while net property and equipment purchases increased $2.2 million, primarily due to investments in facility expansions and new information systems.

        Net cash provided by financing activities totaled $6.8 million in 2003, compared to net cash used in financing activities of $12.0 million in 2002. Before our initial public offering, we repurchased 3,557,498 shares of our common stock in 2003 for $22.9 million, primarily funded by borrowings under our bank credit facility totaling $21.0 million. We completed our initial public offering in the fourth quarter of 2003 that provided net proceeds of $58.3 million after expenses. We then paid down the entire outstanding amount of $45.0 million under our bank credit facility. We had net debt repayments of $11.3 million in 2002. We also received proceeds of $1.4 million from the exercise of stock options and $0.3 million from the exercise of warrants in 2003, while our debt issuance costs decreased $0.5 million compared to 2002.

        Net cash provided by operating activities was $17.7 million in 2002, versus $12.1 million in 2001. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included increases in receivables and inventory, and a decrease in income taxes payable, offset by reductions in prepaid expenses and other assets, and increases in accrued expenses. Receivables and inventory increased as our business activity increased. Prepaid expenses and other assets decreased primarily due to income tax refunds. Income taxes payable decreased as overpayments from prior years were applied against current year taxes. Accrued expenses increased primarily due to higher salvage vehicle purchases made from non auction sources. Deferred revenue increased primarily due to higher sales of extended warranty contracts. Other noncurrent liabilities increased primarily due to increases in employee deferred compensation liabilities.

        Net cash used in investing activities was $6.7 million in 2002, compared to $3.5 million in 2001, as net property and equipment purchases increased $3.6 million while cash used for acquisitions decreased $0.4 million. We continued to expand our facilities and upgraded our computer systems.

        Net cash used in financing activities was $12.0 million in 2002, compared to $11.1 million in 2001. We entered into a new credit facility with our bank group that introduced a term loan component in addition to a larger revolving credit facility. Debt issuance costs increased $0.2 million due to the new credit facility. We also received and retired $0.1 million of our common stock in connection with the settlement of a note receivable.

        On February 17, 2004, we entered into a new unsecured revolving credit facility that matures in February 2007 and replaces a secured credit facility that would have expired on June 30, 2005. The new revolving credit facility has a maximum availability of $75.0 million. In order to make any borrowing under the revolving credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on our payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate ("IBOR") plus an additional percentage ranging from .875% to 1.375%, on the other hand, at our option. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

        We may in the future borrow additional amounts under our revolving credit facility or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire recycling businesses and redistribution facilities, to expand and improve existing facilities, to purchase property, equipment and inventory, and for working capital.

        During August 2002, as required by our bank credit facility, we entered into a two-year interest rate swap agreement with a total notional amount of $10.0 million and a fixed rate of 2.65%. The counterparty to the agreement is a member of our bank group. Under the terms of the agreement, we are required to make quarterly payments at the specified fixed rate and in return receive payments at variable rates. The estimated fair value of the interest rate swap is a loss of $0.1 million and $0.2 million at December 31, 2003 and 2002, respectively, and is included in Other Noncurrent Liabilities and Accrued expenses. In accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the changes in the fair value of the interest rate swap are included in current period earnings, as the agreement has not been designated as a hedging instrument.

        In February 2003, we repurchased 2,000,000 shares of our common stock from existing stockholders, including 1,878,684 shares repurchased from AutoNation, Inc., our largest stockholder at the time, for a total of $12.0 million in cash. We partially funded the stock repurchase by obtaining a $9.0 million term loan, which originally matured on February 20, 2004. On October 9, 2003, we fully paid the balance on the term loan.

        In May 2003, we repurchased 1,557,498 shares of our common stock from existing stockholders, including 1,500,000 shares repurchased from AutoNation, Inc., for a total of $10.9 million in cash. We partially funded the stock repurchase by borrowing an additional $9.0 million against our revolving credit facility.

        On February 28, 2003, in connection with a business acquisition, we issued two promissory notes totaling $0.2 million. The annual interest rate on the notes is 3.5% and interest is payable upon maturity. The first $0.1 million note was paid on February 28, 2004 and the second $0.1 million note matures on February 28, 2005.

        We estimate that our capital expenditures for 2004 will be approximately $30 million, excluding business acquisitions. We expect to use approximately $12.0 million to exercise options to acquire leased facilities, and approximately $18.0 million for asset replacements, construction of two new facilities, systems development projects and to expand current facilities. As of March 23, 2004, debt under our credit facility totaled approximately $30.0 million.

        We believe that our current cash and equivalents, cash provided by operating activities and funds available under our existing credit facility will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our current credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results and financial condition.

Off-Balance Sheet Arrangements and Future Commitments

        We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended. Additionally, we have not entered into any derivative contracts other than our interest rate swap agreement discussed above, nor do we have any synthetic leases.

        The following table represents our future commitments under contractual obligations as of December 31, 2003:

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(In millions)
Contractual obligations
Long-term debt	$1.2	$0.2	$0.4	$0.5	$0.1
Capital lease obligations(1)	2.8	1.3	0.6	0.8	0.1
Operating leases	24.4	6.9	10.3	6.3	0.9
Purchase option obligations(2)	9.8	9.8	0.0	0.0	0.0
Other long-term obligations
Deferred compensation plans	1.7	0.0	0.0	0.0	1.7
Interest rate swap	0.1	0.1	0.0	0.0	0.0

Totals	$40.0	$18.3	$11.3	$7.6	$2.8

(1)
Subsequent to December 31, 2003, the capital lease obligations were paid in full as permitted under the contracts.

(2)
We have notified the lessors of various properties of our intent to exercise our purchase options.

Risk Factors

        The risks described below are not the only ones that we face. Our business is also subject to the risks that many other companies face, such as general economic conditions and geopolitical events. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In such an event, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Relating to Our Business

We face intense competition from local, national and internet-based automotive products providers, and this competition could negatively affect our business.

        The automotive recycling industry is highly competitive and is served by local owner-operated companies, several large regional companies, internet-based parts providers and Greenleaf LLC, a national automotive products provider founded by Ford Motor Company in 1999, which Ford is reported to have sold. In certain regions of the country where we operate, local automotive recycling companies have formed cooperative efforts to compete in the industry. We face additional competition from original equipment manufacturers, insurance companies, new parts producers other than original equipment manufacturers, sometimes referred to as "aftermarket" suppliers, and industry consolidators. Some of our current and potential competitors may have more operational expertise and greater financial, technical, manufacturing, distribution and other resources, longer operating histories, lower cost structures and better relationships in the insurance and automotive industries. As a result, they may be able to provide their products at lower costs or to customers unavailable to us.

An adverse change in our relationships with auction companies or our suppliers could increase our expenses and hurt our relationships with our customers.

        Most of our inventory consists of vehicles offered at salvage auctions by several companies that own auction facilities in numerous locations across the United States. We do not have contracts with any auction companies. According to industry analysts, three companies control over 50% of the salvage auction market in the United States. In some localities, the automotive auction business may be even more highly concentrated. If an auction company prohibited us from participating in its auctions, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. We also acquire some of our inventory directly from insurance companies, original equipment manufacturers and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.

We may not be able to sell our products due to existing or new laws prohibiting or restricting the sale of recycled automotive products.

        Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled automotive products that we provide, such as airbags. Additional jurisdictions could enact similar laws or could prohibit additional automotive products we sell. Restrictions on the products we are able to sell could decrease our revenue and have an adverse effect on our business and operations.

If our business relationships with insurance companies end, we may lose important sales opportunities.

        We rely on business relationships with certain insurance companies. These insurance companies encourage automotive repair facilities to use products we provide. Because we do not have written agreements with these companies, these relationships may terminate at any time. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.

We are subject to environmental regulations and incur costs relating to environmental matters.

        We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things:

  •
  the emission and discharge of hazardous materials into the ground, air, or water;

  •
  the exposure to hazardous materials; and

  •
  the generation, handling, storage, use, treatment, identification, transportation and disposal of industrial by-products, waste water, storm water and hazardous materials.

        We are also required to obtain permits from governmental authorities for certain of our operations. If we violate or fail to obtain or comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also become liable if employees or other third parties are improperly exposed to hazardous materials.

        Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at, or migrating to or from, our or our predecessors' past or present facilities and at third party waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances.

        Environmental laws are complex, change frequently and have tended to become more stringent over time. Our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, results of operations or financial condition.

Governmental agencies may refuse to grant or renew our operating licenses and permits.

        Our operating subsidiaries must receive certain licenses and permits from state and local governments to conduct their operations. When we develop or acquire a new facility, we must seek the approval of state and local units of government. Governmental agencies often resist the establishment of an automotive recycling facility in their communities. There can be no assurance that future approvals or transfers will be granted. In addition, there can be no assurance that we will be able to maintain and renew the licenses and permits our operating subsidiaries currently hold.

Proposed regulations under the National Stolen Passenger Motor Vehicle Information System could harm our business.

        In 1992, Congress enacted the Anti Car Theft Act to deter trafficking in stolen vehicles. This law included the establishment of the National Stolen Passenger Motor Vehicle Information System to track and monitor stolen automotive parts. In April 2002, the Department of Justice published for comment proposed regulations to implement this system. The proposed regulations require, among other things, that insurance companies, salvagers, dismantlers, recyclers and repairers inspect salvage vehicles for the purpose of collecting the vehicle identification number and the part number for any covered major part that possesses the vehicle identification number. The requirement to collect this information would place substantial burdens and costs on us that otherwise would not normally exist, and could discourage our customers from purchasing our products.

Pending federal and state legislation seeking to prohibit or limit the use of aftermarket automotive parts could harm our recently-acquired aftermarket automotive parts business.

        We became involved in the aftermarket automotive parts business upon the closing of an acquisition in February 2004. Since 1998, legislatures in a majority of states have introduced or considered bills that would prohibit or limit the use of aftermarket automotive parts in collision repair work and/or require enhanced disclosure or vehicle owner consent before using aftermarket automotive parts. We anticipate that additional bills of this kind may be introduced in the future. If a number of states adopt legislation prohibiting or restricting the use of aftermarket automotive parts, it could have a material adverse impact on our aftermarket business.

        In addition, in 2000 a U.S. Congressman requested that the General Accounting Office ("GAO") review the role of the National Highway Traffic Safety Administration in regulating the safety and quality of aftermarket replacement automotive parts. The GAO released its report in January 2001. This report may lead to Congressional hearings and possible future federal legislation, which could adversely impact our aftermarket business.

We could be subject to product liability claims.

        If customers of repair shops that purchase our products are injured or suffer property damage, we could be subject to product liability claims. The successful assertion of this type of claim could have an adverse effect on our business or financial condition.

We may lose business if recent litigation involving the use of parts that are not original equipment manufacturer parts results in insurance companies modifying arrangements affecting the use of recycled automotive products in the repair process.

        As a result of litigation against an insurance company for using parts manufactured by companies other than the original equipment manufacturer, some insurance companies have curtailed or eliminated their requirement that repair shops use automotive parts that are not OEM parts. Although our products are primarily recycled OEM parts, we recently entered the aftermarket parts business through an acquisition in February 2004. In addition, litigation or restrictive insurance company repair policies could be extended to limit the use of recycled OEM parts.

        In an Illinois lawsuit involving State Farm Mutual Automobile Insurance Company ("Avery v. State Farm"), a jury decided in October 1999 that State Farm breached certain insurance contracts with its policyholders by using non-OEM parts to repair damaged vehicles when use of such parts did not restore the vehicle to its "pre-loss condition." The jury found that State Farm misled its customers by not disclosing the use of non-OEM parts and the alleged inferiority of those parts. The jury assessed damages against State Farm of $456 million, and the judge assessed an additional $730 million of disgorgement and punitive damages for violations of the Illinois Consumer Fraud Act. In April 2001, the Illinois Appellate Court upheld the verdict but reduced the damage award by $130 million because of duplicative damage awards. In October 2002, the Illinois Supreme Court agreed to hear the case, but no decision has yet been rendered. Some insurance companies have reduced or eliminated their use of non-OEM parts as a result of this case. We sell primarily recycled OEM automotive products to repair shops affiliated with insurance companies and these repair shops are an important source of revenue for us. The recycled OEM products we sell were not the subject of Avery v. State Farm, but our financial results would suffer if insurance companies modified or terminated the arrangements pursuant to which repair shops buy recycled automotive products from us due to a fear of similar claims with respect to recycled products. Alternatively, in the event the Avery v. State Farm case is overturned or other circumstances change, the use of non-OEM parts could become more acceptable again, which could adversely affect our business.

We may not be able to successfully acquire new operations or integrate future acquisitions, which could cause our business to suffer.

        We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. Future acquisitions may require us to obtain additional financing, and such additional financing, whether sought through public or private debt or equity financing, may not be available when needed or may not be available on terms acceptable to us, if at all. If we buy a company or a division of a company, we may experience difficulty integrating that company or division's personnel and operations, which could negatively affect our operating results. In addition:

  •
  the key personnel of the acquired company may decide not to work for us;

  •
  we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;

  •
  we may be held liable for environmental risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

  •
  our ongoing business may be disrupted or receive insufficient management attention; and

  •
  we may not be able to realize the cost savings or other financial benefits we anticipated.

        In connection with future acquisitions, we may assume the liabilities of the companies we acquire. These liabilities, including liabilities for environmental-related costs, could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would involve restrictive covenants or be dilutive to our existing stockholders.

Our existing credit facility imposes certain operating and financial restrictions on us and our subsidiaries and requires us to meet certain financial tests.

        Our credit facility contains certain operating and financial restrictions that limit or prohibit us from engaging in certain transactions, including the following:

  •
  incurring or guarantying additional debt;

  •
  paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our capital stock or subordinated obligations;

  •
  making investments and capital expenditures;

  •
  creating liens on our assets;

  •
  selling, transferring, leasing, licensing or otherwise disposing of assets;

  •
  engaging in transactions with stockholders and affiliates;

  •
  engaging in mergers, consolidations or acquisitions;

  •
  engaging in any material line of business substantially different from, or unrelated to, those lines of business currently carried on by us; and

  •
  making changes to our equity capital structure or amending our certificate of incorporation, bylaws, or any stockholder rights agreement.

        The credit facility requires that we satisfy certain financial tests. The failure to comply with any of these covenants would cause a default under the credit facility. We expect that a default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing facility or it may not be on terms that are acceptable to us.

Our future capital needs may require that we seek debt financing or additional equity funding that, if not available, could cause our business to suffer.

        We may need to raise additional funds in the future to, among other things, fund our existing operations, to improve or expand our operations, to respond to competitive pressures or to make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances or other arrangements. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations. If we fail to raise capital when needed, our business will be negatively affected.

Our annual and quarterly performance may fluctuate.

        Our revenue, cost of salvage vehicles and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Future factors that may affect our operating results include, but are not limited to, the following:

  •
  fluctuations in the market value of salvage and used vehicles;

  •
  the availability of salvage vehicles at an attractive price;

  •
  variations in vehicle accident rates;

  •
  changes in state or federal laws or regulations affecting our business;

  •
  our ability to integrate and manage our acquisitions successfully;

  •
  fluctuations in fuel prices;

  •
  severity of weather and seasonality of weather patterns;

  •
  the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure; and

  •
  declines in asset values.

        Due to the foregoing factors, our operating results in one or more future periods can be expected to fluctuate. Accordingly, our results of operations may not be indicative of future performance. These fluctuations in our operating results may cause our results to fall below the expectations of public market analysts and investors, which could cause our stock price to decline.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives.

        Our future success depends in large part upon the leadership and performance of our executive management team and key employees at the operating level. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

If we experience problems with our fleet of trucks, our business could be harmed.

        We use a fleet of trucks to deliver vehicle parts. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, availability and price of fuel, and liabilities arising from accidents to the extent we are not covered by insurance. In addition, our failure to deliver parts in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business.

Risks Relating to Our Common Stock

Our executive officers, directors, and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

        As of December 31, 2003, our executive officers, directors, and their affiliates, in the aggregate, beneficially owned approximately 26.8% of our common stock. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation, and certain significant corporate transactions. These stockholders may take these actions even if they are opposed by our other stockholders. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that may be viewed as beneficial to us or our other stockholders.

Future sales of our common stock may depress our stock price.

        We and our stockholders may sell shares of common stock in the future. We may also issue shares of common stock in connection with future acquisitions. Certain of our existing stockholders are parties to a registration rights agreement that provides such holders with the right to require us to effect the registration of their shares of common stock in specific circumstances. In addition, if we propose to register any of our common stock under the Securities Act of 1933, whether for our own account or otherwise, some existing stockholders may be entitled to include their shares of common stock in that registration. The lock-up agreements that were signed as part of our initial public offering are scheduled to expire on March 30, 2004. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the value of our common stock. Sales of substantial amounts of common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the value of our common stock to fall.

Delaware law and our charter documents may impede or discourage a takeover, which could affect the value of our stock.

        The anti-takeover provisions of our certificate of incorporation and bylaws and Delaware law could, together or separately, impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our certificate of incorporation and bylaws have provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. Our incorporation under Delaware law and these provisions could also impede a merger, takeover or other business combination involving us or discourage a potential acquiror from making a tender offer for our common stock, which, under certain circumstances, could reduce the value of our common stock.

Related Party Transactions

        We have entered into a number of related party transactions that we believe are on terms no less favorable to us than we otherwise could have obtained from unaffiliated third parties. For a description of these transactions, please see the information appearing under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

Recently Issued Accounting Pronouncements

        In the following discussion, we refer to Statements of Financial Accounting Standards by reference to "SFAS" and the number of the statement, and we refer to the Financial Accounting Standards Board as the "FASB." Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as discussed in "Critical Accounting Policies and Estimates—Goodwill Impairment" above.

        We adopted the provisions of SFAS 144, "Accounting for the Impairment of Long-Lived Assets" as of January 1, 2002. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting requirements of Accounting Principles Board Opinion, or APB, No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 resolves certain implementation issues related to SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale (whether individual assets or a component of a business). We have concluded that the adoption of these standards had no effect on our consolidated financial position, results of operations, or cash flows.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guaranties that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guaranties, a liability for the fair value of the obligation undertaken in issuing the guaranty. We adopted the provisions of FIN 45 relating to the initial recognition and measurement of guarantor liabilities, which were effective for qualifying guaranties entered into or modified after December 31, 2002, which did not have a material impact on our consolidated financial position, results of operations, or cash flows.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosures," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based employee compensation. We have elected to continue to account for stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and, as a result, do not expect this standard to have a material effect on our consolidated financial position, results of operations, or cash flows. SFAS 148 disclosure requirements are effective for fiscal years ending after December 15, 2002 and are included in the "Notes to Consolidated Financial Statements."

        In January 2003, the FASB issued Interpretation No. 46, (subsequently revised in December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all variable interest entities or potential variable interest entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. We have reviewed the interpretation and determined that its implementation will not have an impact on our consolidated financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We have adopted the new standard and determined that its implementation did not impact our consolidated financial position, results of operations, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity and was effective for periods ending on or after December 15, 2003. We have adopted the new standard and determined that its implementation did not impact our consolidated financial position, results of operations, or cash flows.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements. Words such as "may," "will," "plan," "should," "expect," "anticipate," "believe," "if," "estimate," "intend," "project" and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things:

  •
  uncertainty as to changes in U.S. general economic activity and the impact of these changes on the demand for our products;

  •
  increasing competition in the automotive parts industry;

  •
  our ability to increase or maintain revenue and profitability at our facilities;

  •
  uncertainty as to the impact on our industry of any terrorist attacks or responses to terrorist attacks;

  •
  uncertainty as to our future profitability;

  •
  our ability to operate within the limitations imposed by financing arrangements;

  •
  our ability to obtain financing on acceptable terms to finance our growth;

  •
  our ability to integrate and successfully operate recently acquired companies and any companies acquired in the future and the risks associated with these companies;

  •
  fluctuations in fuel prices; and

  •
  our ability to develop and implement the operational and financial systems needed to manage our growing operations.

        Other matters set forth in this Annual Report may also cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

        Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website (www.lkqcorp.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to interest rate fluctuations on our floating rate bank credit facility. As of December 31, 2003, we had no amounts outstanding related to this credit facility. Our credit facility required that we enter into an interest rate swap agreement to mitigate our interest rate risk on a portion of the balance outstanding. We do not however, as a matter of policy, enter into hedging contracts for trading or speculative purposes. The swap agreement has not been designated as a hedging instrument and, as a result, changes in the fair value of the swap agreement are included in current period earnings. Our interest rate swap agreement has a notional amount of $10.0 million under which we pay a fixed rate of interest of 2.65% and receive a LIBOR-based floating rate. We recorded a non-cash charge of $0.2 million in 2002 and non-cash credit of $0.1 million in 2003 related to the change in fair value of the interest rate swap agreement.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

INDEX TO FINANCIAL STATEMENTS

Page
LKQ CORPORATION AND SUBSIDIARIES
Independent Auditors' Report	38
Consolidated Balance Sheets as of December 31, 2003 and 2002	39
Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001	40
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the years ended December 31, 2003, 2002, and 2001	41
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	42
Notes to Consolidated Financial Statements	43-62

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
LKQ Corporation:

        We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 22, 2004

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current Assets:
Cash and equivalents	$16,081,525	$584,477
Receivables, net	22,542,049	18,592,232
Inventory	54,003,694	53,778,506
Deferred income taxes	421,600	339,200
Prepaid expenses	2,656,567	1,109,200

Total Current Assets	95,705,435	74,403,615
Property and Equipment, net	43,892,930	39,861,133
Intangibles
Goodwill	50,799,361	49,263,443
Other intangibles, net	46,910	64,195
Deferred Income Taxes	8,555,700	11,712,600
Other Assets	4,153,572	1,441,687

Total Assets	$203,153,908	$176,746,673

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$6,831,288	$4,535,537
Accrued expenses
Accrued payroll-related liabilities	4,661,126	4,172,935
Accrued procurement liability	1,179,000	2,970,000
Other accrued expenses	5,266,813	4,134,349
Income taxes payable	—	108,392
Deferred revenue	2,029,572	1,363,375
Current portion of long-term obligations	1,553,274	6,449,438

Total Current Liabilities	21,521,073	23,734,026
Long-Term Obligations, Excluding Current Portion	2,444,118	27,755,797
Other Noncurrent Liabilities	4,561,084	4,127,797
Redeemable Common Stock, $0.01 par value, 50,000 shares
issued at December 31, 2003	617,027	—
Commitments and Contingencies (see Note 7)
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 19,476,831 and 17,644,885 shares issued at December 31, 2003 and 2002, respectively.	194,768	176,449
Additional paid-in capital	191,602,265	154,491,253
Warrants	507,962	542,919
Deferred compensation expense	—	(72,917)
Retained earnings (Accumulated deficit)	(19,432,889)	(34,008,651)
Accumulated other comprehensive income	1,138,500	—

Total Stockholders' Equity	174,010,606	121,129,053

Total Liabilities and Stockholders' Equity	$203,153,908	$176,746,673

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2003	2002	2001
Revenue	$327,973,997	$287,125,301	$250,462,449
Cost of goods sold	174,237,836	154,573,805	132,520,842

Gross margin	153,736,161	132,551,496	117,941,607
Facility and warehouse expenses	38,678,892	35,778,305	32,673,880
Distribution expenses	35,262,697	28,529,835	24,621,181
Selling, general and administrative expenses	48,289,296	42,385,286	39,637,013
Depreciation and amortization	5,446,104	5,013,840	7,897,253

Operating income	26,059,172	20,844,230	13,112,280
Other (income) expense
Interest expense	2,074,270	2,913,349	5,004,092
Stockholder loan guarantee fee	—	160,417	240,625
Interest income	(51,391)	(165,579)	(162,735)
Other income, net	(116,469)	(332,161)	(138,422)

Total other expense	1,906,410	2,576,026	4,943,560

Income before provision for income taxes and cumulative effect of change in accounting principle	24,152,762	18,268,204	8,168,720
Provision for income taxes	9,577,000	7,263,000	3,939,000

Income before cumulative effect of change in accounting principle	14,575,762	11,005,204	4,229,720

Cumulative effect of change in accounting principle, net of tax (see Note 1)	—	(49,898,800)	—

Net income (loss)	$14,575,762	$(38,893,596)	$4,229,720

Basic earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.90	$0.62	$0.24
Cumulative effect of change in accounting principle, net of tax (see Note 1)	—	(2.82)	—

Net income (loss)	$0.90	$(2.20)	$0.24

Diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.80	$0.57	$0.23
Cumulative effect of change in accounting principle, net of tax (see Note 1)	—	(2.57)	—

Net income (loss)	$0.80	$(2.00)	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Other Comprehensive Income

	Common Stock
						Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares Issued	Amount	Additional Paid-In Capital	Warrants	Deferred Compensation Expense			Total Stockholders' Equity
BALANCE, January 1, 2001	17,650,009	$176,500	$154,501,242	$144,500	$(247,917)	$655,225	$—	$155,229,550
Net income	—	—	—	—	—	4,229,720	—	4,229,720

Total comprehensive income	—	—	—	—	—	—	—	4,229,720
Equity-related compensation expense	—	—	64,860	—	—	—	—	64,860
Issuance of warrants	—	—	—	401,042	—	—	—	401,042
Recognition of deferred compensation	—	—	—	—	87,500	—	—	87,500
Exercise of stock options, including related tax benefits	8,250	83	92,667	—	—	—	—	92,750

BALANCE, December 31, 2001	17,658,259	$176,583	$154,658,769	$545,542	$(160,417)	$4,884,945	$—	$160,105,422

Net loss	—	—	—	—	—	(38,893,596)		(38,893,596)

Total comprehensive loss	—	—	—	—	—	—	—	(38,893,596)
Retirement of stock	(17,200)	(172)	(103,028)	—	—	—	—	(103,200)
Repurchase of common shares	(15,000)	(150)	(119,850)	—	—	—	—	(120,000)
Recognition of deferred compensation	—	—	—	—	87,500	—	—	87,500
Exercise of warrants	12,826	128	28,147	(2,623)	—	—	—	25,652
Exercise of stock options, including related tax benefits	6,000	60	27,215	—	—	—	—	27,275

BALANCE, December 31, 2002	17,644,885	$176,449	$154,491,253	$542,919	$(72,917)	$(34,008,651)	$—	$121,129,053

Net income	—	—	—	—	—	14,575,762	—	14,575,762
Unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	—	1,138,500	1,138,500

Total comprehensive income	—	—	—	—	—	—	—	15,714,262
Sale of common stock	5,000,000	50,000	58,219,143	—	—	—	—	58,269,143
Repurchase of common shares from related parties	(3,557,498)	(35,575)	(22,866,911)	—	—	—	—	(22,902,486)
Retirement of common stock	(80,000)	(800)	(559,200)	—	—	—	—	(560,000)
Equity-related compensation expense	—	—	15,000	—	—	—	—	15,000
Recognition of deferred compensation	—	—	—	—	72,917	—	—	72,917
Exercise of stockholder guarantor warrants	170,939	1,709	375,126	(34,957)	—	—	—	341,878
Exercise of stock options including related tax benefits	298,505	2,985	1,927,854	—	—	—	—	1,930,839

BALANCE, December 31, 2003	19,476,831	$194,768	$191,602,265	$507,962	$—	$(19,432,889)	$1,138,500	$174,010,606

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,575,762	$(38,893,596)	$4,229,720
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,446,104	5,013,840	7,897,253
(Gain) loss on sale of property and equipment	(89,344)	23,930	(34,912)
Equity related compensation expense	15,000	—	64,860
Deferred compensation expense	72,917	87,500	87,500
Deferred income taxes	2,328,000	1,118,000	1,237,800
(Gain) loss on interest rate swap	(69,263)	159,718	—
Cumulative effect of change in accounting principle	—	49,898,800	—
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(3,892,559)	(1,815,742)	(202,267)
Inventory	544,715	(1,161,067)	(5,093,189)
Prepaid expenses and other assets	(1,705,708)	1,526,411	2,866,961
Accounts payable	2,272,690	145,853	(347,470)
Accrued expenses	(177,090)	2,531,000	430,020
Income taxes payable	459,373	(1,631,365)	896,625
Deferred revenue	666,197	330,582	160,617
Other noncurrent liabilities	502,550	406,589	(134,519)

Net cash provided by operating activities	20,949,344	17,740,453	12,058,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,097,244)	(6,851,573)	(3,396,902)
Proceeds from sale of property and equipment	160,857	105,323	293,804
Cash used in acquisitions	(3,285,674)	—	(412,500)

Net cash used in investing activities	(12,222,061)	(6,746,250)	(3,515,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of stock	—	(103,200)	—
Proceeds from the sale of common stock	59,632,216	18,000	12,750
Proceeds from exercise of warrants	341,878	25,652	—
Debt issuance costs	(131,078)	(630,179)	(424,588)
Net payments under line of credit	(11,000,000)	(29,500,000)	(10,000,000)
Borrowings under term loans	9,000,000	20,000,000	—
Repayments under term loans	(27,750,000)	(1,250,000)	—
Repayments of long-term debt obligations	(420,765)	(557,038)	(648,236)
Repurchase of common stock	(22,902,486)	—	—

Net cash provided by (used in) financing activities	6,769,765	(11,996,765)	(11,060,074)

Net increase (decrease) in cash and equivalents	15,497,048	(1,002,562)	(2,516,673)
Cash and equivalents, beginning of period	584,477	1,587,039	4,103,712

Cash and equivalents, end of period	$16,081,525	$584,477	$1,587,039

Supplemental disclosure of cash flow information:
Capital lease obligations incurred	$—	$1,050,000	$—
Note issued in connection with property acquisition	—	500,000	—
Notes issued in connection with business acquisition	200,000	—	—
Warrants issued in connection with revolving credit facility	—	—	401,042
Redeemable common stock issued in connection with business acquisition	617,027	—	—
Repurchase of common shares in exchange for cancellation of note receivable	—	(120,000)	—
Repurchase and retirement of common stock in exchange for sale of assets	(560,000)	—	—
Cash paid for income taxes, net of refunds	6,977,846	6,129,295	(156,530)
Cash paid for interest	2,000,295	3,173,251	5,224,528

The accompanying notes are an integral part of the consolidated financial statements.

LKQ Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies

Company Overview

        LKQ Corporation, a Delaware corporation, believes it is the largest nationwide provider of recycled original equipment manufacturer ("OEM") automotive replacement parts and related services, reaching most major markets in the United States. LKQ Corporation and its subsidiaries (the "Company") focus largely on the wholesale segment of this industry. The Company has grown through acquisitions of existing automotive recyclers, development of new automotive recycling facilities in selected markets, and expansion through distribution facilities into new markets.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of LKQ Corporation and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        The majority of the Company's revenue is derived from the sale of recycled automotive products. Revenue is recognized when the products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that management estimates based upon historical information. The Company has recorded a reserve for estimated returns, discounts and allowances of approximately $1,062,000 and $780,000 at December 31, 2003 and 2002, respectively. Revenue from the sale of separately-priced extended warranty contracts is reported as Deferred revenue and recognized ratably over the term of the contracts.

Shipping & Handling

        Revenue also includes amounts billed to customers related to shipping and handling of approximately $5,925,000, $3,575,000, and $3,082,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Distribution expenses in the accompanying consolidated statements of operations are the costs incurred to prepare and deliver products to customers.

Cash and Equivalents

        The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Receivables

        The Company has recorded a reserve for uncollectible accounts of approximately $1,494,000 and $1,247,000 at December 31, 2003 and 2002, respectively. The reserve is based upon management's assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and historical experience.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and equivalents and accounts receivable. The majority of cash and equivalents are maintained with several major financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base. The Company controls credit risk through credit approvals, credit limits and monitoring procedures.

Inventory

        Inventory is obtained primarily through organized auctions. The Company has also entered into certain arrangements whereby salvage vehicles are obtained directly from major insurance companies and automotive manufacturers, typically at a cost calculated as a percentage of the revenue generated from each vehicle.

        Inventory is recorded at the lower of cost or market. A salvage part is a used part suitable for sale as a replacement part. A core is a used mechanical part that is not suitable for sale as a replacement part without further remanufacturing work. For salvage parts and core inventory, management estimates the expected selling price of individual parts and systematically adjusts these estimates based upon analysis of recent sales data. An average cost percentage is then applied to the salvage parts and core inventory in order to calculate inventory at cost. The average cost percentage is derived from the historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements. Average costs for buying, dismantling salvage vehicles and cores, and towing or freight, where applicable, are included in the cost applied to inventory.

        Inventory consists of the following:

	December 31,
	2003	2002
Salvage parts	$50,348,336	$49,699,502
Core inventory	3,655,358	4,079,004

	$54,003,694	$53,778,506

Property and Equipment

        Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Construction in progress consists primarily of building and land improvements at existing Company facilities. Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Other estimated useful lives are as follows:

Land improvements	20 years
Buildings and improvements	20 – 40 years
Furniture, fixtures and equipment	5 – 20 years
Computer equipment and software	3 – 5 years
Vehicles and trailers	3 – 10 years

        Property and equipment consists of the following:

	December 31,
	2003	2002
Land and improvements	$9,166,380	$8,094,000
Buildings and improvements	10,993,042	9,908,353
Furniture, fixtures and equipment	16,848,578	14,597,959
Computer equipment and software	7,912,572	6,528,778
Vehicles and trailers	5,271,280	5,122,824
Leasehold improvements	12,441,913	11,181,965

	62,633,765	55,433,879
Less—Accumulated depreciation	(21,042,252)	(16,158,613)
Construction in progress	2,301,417	585,867

	$43,892,930	$39,861,133

Intangibles

        Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete.

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives must be tested for impairment at least annually and can no longer be amortized. Prior to the adoption of SFAS 142, the Company amortized goodwill over 40 years on a straight-line basis. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives.

        In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company, by June 30, 2002, to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company determined the carrying value of each of its reporting units as of January 1, 2002 and compared them to the fair value estimates of those reporting units. The fair values of the Company's reporting units were estimated using the expected present value of future cash flows and market comparables. Professionals in the valuation industry were utilized to validate the assumptions and overall methodology used to determine the fair value estimates. To the extent a reporting unit's carrying value exceeded its fair value estimate, an indication existed that the reporting unit's goodwill was impaired and the Company then had to perform the second step of the transitional impairment test. The second step of the impairment test, which had to be completed by December 31, 2002, required the Company to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to its individual assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, "Business Combinations" ("SFAS 141"), to its carrying amount, both of which were measured as of the date of adoption. SFAS 142 required the transitional impairment loss to be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

        At the time of the transitional impairment test, valuations for some of the Company's acquisitions had declined significantly since the Company completed its acquisitions during 1998 and 1999 due to a number of factors, including lower earnings multiples applied in the valuations of comparable companies. As a result, the Company determined that the carrying value of certain reporting units exceeded the fair value of those reporting units at January 1, 2002, and recorded an impairment of goodwill in the amount of $49,898,800, net of tax of $16,120,700.

        The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2002	$115,044,444
Adjustment of previously recorded goodwill	238,499
Impairment losses	(66,019,500)

Balance as of December 31, 2002	49,263,443
Business acquisitions	1,535,918

Balance as of December 31, 2003	$50,799,361

        Amortization expense was approximately $17,300, $55,400 and $3,182,800 during the years ended December 31, 2003, 2002 and 2001, respectively. Included in 2001 amortization expense was approximately $3,110,800 related to goodwill amortization. Covenants not to compete are amortized over the lives of the respective agreements on a straight-line basis. Estimated annual amortization expense for the years ended December 31, 2004 through 2008 is approximately $7,800.

        Other intangible assets totaled approximately $371,700 at December 31, 2003 and 2002. Accumulated amortization of other intangible assets at December 31, 2003 and 2002 was approximately $324,800 and $307,500, respectively.

        SFAS 142 requires transitional disclosure of the effect on net income and earnings per share had the Company adopted SFAS 142 for the year ended December 31, 2001.

2001
Reported net income	$4,229,720
Add: Goodwill amortization, net of tax	2,323,700

Adjusted net income	$6,553,420

Basic earnings per share:
Reported net income	$0.24
Goodwill amortization, net of tax	0.13

Adjusted basic earnings per share	$0.37

Diluted earnings per share:
Reported net income	$0.23
Goodwill amortization, net of tax	0.12

Adjusted diluted earnings per share	$0.35

Impairment of Long-Lived Assets

        Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying value of long-lived assets in 2003, 2002 or 2001.

Investments

        Included in Other Assets at December 31, 2003 is a warrant to purchase 100,000 common shares of Keystone Automotive Industries, Inc. at $6.50 per share. The warrant, which was obtained in connection with a supply agreement dated February 21, 2000, is exercisable through February 21, 2005. Once exercised, the shares must be held for a period of one year. This warrant was not valued prior to December 31, 2003 as the Company did not have an expectation of exercising the warrant due to the one year holding period requirement and liquidity considerations. Upon completion of the Company's initial public offering in the fourth quarter of 2003 and the new unsecured revolving credit facility in February 2004, sufficient liquidity was available to the Company that would enable it to exercise the warrant and hold the investment for the minimum one year holding period. As a result, the Company valued and recorded the warrant at December 31, 2003, and subsequently exercised the warrant in March 2004. The Company classifies this warrant as an available-for-sale investment security under Emerging Issues Task Force No. 96-11, "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by FASB Statement No. 115," that requires the warrant to be accounted for consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has reported the warrant at fair value, with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes of $746,500. The fair value of the warrant at December 31, 2003 was estimated at $1,885,000 using a Black-Scholes option pricing model.

Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The Company's financial instruments, excluding the available-for-sale securities discussed above, include cash and equivalents, trade receivables, accounts payable, debt and an interest rate swap. The carrying amounts of financial instruments included in current assets and liabilities, the interest rate swap, and long-term, variable-rate debt approximate fair value.

        The fair value of long-term, fixed-rate debt is estimated by using current interest rates for instruments with similar maturities. The estimated fair value of long-term, fixed-rate debt at December 31, 2003 and 2002 was $4,206,500 and $4,782,400, respectively, which differs from the carrying values of $3,997,392 and $4,455,235, respectively, included in the consolidated balance sheets.

Accrued Expenses

        The Company has entered into certain arrangements whereby salvage vehicles are obtained directly from major insurance companies and automotive manufacturers at a cost calculated as a percentage of the revenue generated from each vehicle. Accrued expenses include an estimated liability of $1,179,000, and $2,970,000 at December 31, 2003 and 2002, respectively, for salvage inventory procured under such arrangements.

        The Company self-insures for a portion of employee medical benefits under the terms of its employee health insurance program. The Company has purchased stop-loss insurance coverage in order to limit its exposure to employee medical benefit claims. Other accrued expenses include an estimated liability of approximately $893,000 and $870,000 at December 31, 2003 and 2002, respectively, for expenses incurred but not yet paid under the program.

        The Company also self-insures for a portion of general liability and workers compensation claims under the terms of its current insurance program, which began on April 1, 2002. On April 1, 2003, the Company began self-insuring for a portion of automobile claims. The Company has purchased stop-loss insurance coverage in order to limit its exposure to automobile, general liability and workers compensation claims. Other accrued expenses include an estimated liability of approximately $1,863,000 and $973,000, each net of a $300,000 claims deposit, at December 31, 2003 and 2002, respectively, for expenses incurred but not yet paid under the program.

Product Warranties

        The Company generally warrants certain mechanical parts against defects for a period of six months. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale. A rollforward of the warranty reserve is as follows:

Balance as of January 1, 2002	$100,000
Warranty expense	1,226,000
Warranty claims	(1,170,000)

Balance as of December 31, 2002	156,000
Warranty expense	1,682,000
Warranty claims	(1,603,000)

Balance as of December 31, 2003	$235,000

Other Noncurrent Liabilities

        Other Noncurrent Liabilities include approximately $1,703,000 and $1,245,000 at December 31, 2003 and 2002, respectively, related to employee deferred compensation plans as discussed in Note 5.

        Other Noncurrent Liabilities also include approximately $2,610,000 at December 31, 2003 and 2002, related to unasserted claims that are deemed probable of assertion. In the event the unasserted claims are asserted and resolved for amounts different than those accrued, or are determined to no longer be probable in future periods, the amounts so determined would be adjusted to income in the periods such determination is made.

Stock-Based Compensation

        The Company has three stock-based compensation plans, the LKQ Corporation Equity Incentive Plan (the "Equity Incentive Plan"), the Stock Option Plan for Non-Employee Directors (the "Director Plan"), and a separate stock option plan (the "CEO Plan"), which are described more fully in Note 3. The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosures" (SFAS 148).

        Under the CEO Plan, the difference between the fair market value of the options at the time granted in 1998 and the exercise price was recorded as deferred compensation expense and was being charged to operations over the vesting period of the options which ended in November 2003. No stock-based compensation cost is reflected in net income (loss) for the Equity Incentive Plan or the Director Plan at the date of issuance of the options, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan:

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$14,575,762	$(38,893,596)	$4,229,720
Less: Total stock-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(1,429,740)	(1,140,395)	(1,039,720)

Pro forma net income (loss)	$13,146,022	$(40,033,991)	$3,190,000

Earnings (loss) per share:
Basic—as reported	$0.90	$(2.20)	$0.24
Basic—pro forma	$0.81	$(2.27)	$0.18
Diluted—as reported	$0.80	$(2.00)	$0.23
Diluted—pro forma	$0.72	$(2.06)	$0.17

        The fair value of options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2003	2002	2001
Expected life (in years)	6.7	7.5	7.5
Risk-free interest rate	4.97%	5.39%	5.67%
Volatility(1)	40.0%	—	—
Dividend yield	0%	0%	0%

(1)
A volatility assumption of 0% was used for options granted prior to the Company's initial public offering.

        The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting provisions and are fully transferable. In addition, this and other valuation models require the use of highly subjective assumptions. The Company's employee stock options have characteristics significantly different from those of traded options and, in addition, changes in the subjective underlying assumptions can materially affect the fair value estimate. As a result, in the opinion of management, the existing option pricing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

        Using a Black-Scholes option pricing model with the above assumptions, the weighted average estimated fair value of employee stock options granted in 2003, 2002 and 2001, was $3.27, $2.15 and $0.92 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods.

Rental Expense

        The Company recognizes rental expense on a straight-line basis over the respective lease terms for all of its operating leases.

Earnings (Loss) per Share

        Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Certain of the Company's stock options and warrants were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive, but these options and warrants could be dilutive in the future.

Segment Information

        All of the Company's operations are conducted in the United States. The Company manages its operations geographically. Because over 90% of the Company's revenue and earnings are derived from, and over 90% of all assets are used in, its salvage operations, the Company has concluded that its business activities through 2003 fall into one reportable segment.

Recent Accounting Pronouncements

        The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS 144), as of January 1, 2002. SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) and the accounting and reporting requirements of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary and Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 resolves certain implementation issues related to SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale (whether individual assets or a component of a business). The Company has concluded that the adoption of these standards had no effect on the Company's 2002 consolidated financial position, results of operations, or cash flows.

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guaranties that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guaranties, a liability for the fair value of the obligation undertaken in issuing the guaranty. The Company adopted the provisions of FIN 45 relating to the initial recognition and measurement of guarantor liabilities, which were effective for qualifying guarantees entered into or modified after December 31, 2002, which did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        In December 2002, the FASB issued SFAS No. 148, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based employee compensation. The Company continues to account for stock-based compensation in accordance with APB 25 and, as a result, does not expect this standard to have a material effect on the Company's consolidated financial position, results of operations, or cash flows. SFAS 148 disclosure requirements are effective for fiscal years ending after December 15, 2002 and are included in "Stock-Based Compensation" above.

        In January 2003, the FASB issued Interpretation No. 46, (subsequently revised in December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all variable interest entities or potential variable interest entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has reviewed the interpretation and determined that its implementation will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted the new standard and determined that its implementation did not impact its consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity and was effective for periods ending on or after June 15, 2003. The Company adopted the new standard and determined that its implementation did not impact its consolidated financial position, results of operations, or cash flows.

Note 2.    Capital Structure

        On March 31, 1999, in connection with a business acquisition, the Company issued warrants to purchase 100,000 shares of its common stock at $15.00 per share, with exercisability contingent upon the achievement of certain operating results in 2000. These results were achieved and the warrants became exercisable on March 31, 2001. These warrants expire five years after they became exercisable. In accordance with the antidilution provisions of the warrant agreement, the total number of warrants issued and the exercise price were adjusted each year to 113,751 and $13.19, 112,434 and $13.34, and 111,079 and $13.50 per share, at December 31, 2003, 2002 and 2001, respectively. On March 31, 1999, the Company issued warrants to purchase 100,000 shares of its common stock at $15.00 per share, contingent upon the achievement of certain operating results in 2001. Such results were not achieved and, as a result, these warrants were cancelled.

        The Company issued warrants on January 3, 2000 to purchase 150,000 shares of its common stock at exercise prices ranging from $15.00 to $35.00 per share, in connection with a business acquisition completed in 1999. The warrants were exercisable as of the date of issuance and will expire on August 31, 2004. The warrants were valued at $144,500 at the date of grant.

        On February 14, 2001 the Company issued warrants to purchase 1,961,112 shares of its common stock at an exercise price of $2.00 per share to certain stockholder guarantors. The Company had breached certain covenants of its credit facility including covenants relating to operating income and the minimum required ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company entered into an amendment to the credit agreement with its banks that waived the breaches and modified certain of the covenants. As part of the amendment, the banks required that stockholders guaranty $10 million of the debt, with the guaranties secured by letters of credit or other highly liquid collateral acceptable to the banks. All the Company's stockholders were given the opportunity to participate in this transaction and thirty of the Company's stockholders provided the guaranties. In exchange for providing the guaranties, each guarantor received certain rights, including a guaranty fee. The guaranty fee consisted of each guarantor's pro rata portion of warrants to purchase a total of 1,961,112 shares of the Company's common stock (10% of the then outstanding shares of common stock assuming exercise of these warrants) at an exercise price of $2.00 per share. The warrants became exercisable upon issuance and will expire on February 14, 2006. The warrants were valued at approximately $401,000 at the date of grant. The stockholder guaranties were cancelled in June 2002 when the Company entered into a new credit facility.

        On January 1, 2003, in connection with a business acquisition, the Company issued 50,000 shares of its common stock. The Company granted a put option on these shares with a single exercise date of January 1, 2007 at a price of $15.00 per share and obtained a call option on these shares with a single exercise date of January 1, 2007 at a price of $22.50 per share. These shares are reflected as Redeemable Common Stock in the consolidated balance sheet as of December 31, 2003.

        In February 2003, the Company repurchased 2,000,000 shares of its common stock from existing stockholders, including 1,878,684 shares repurchased from AutoNation, Inc., the Company's largest stockholder at that time, for a total of $12,000,000 in cash. The Company partially funded the stock repurchase by obtaining a $9,000,000 term loan (see Note 6), with an original maturity date of February 20, 2004. On October 9, 2003, the Company fully paid the balance on the term loan.

        In May 2003, the Company repurchased 1,557,498 shares of its common stock from existing shareholders, including 1,500,000 shares repurchased from AutoNation, Inc., for a total of $10,902,486 in cash. The Company partially funded the stock repurchase by borrowing an additional $9,000,000 against an existing revolving credit facility (See Note 6).

        In June 2003, the Company sold certain assets no longer deemed pertinent to its operations to an existing stockholder in exchange for 80,000 shares of the Company's common stock. The shares, which were subsequently retired, were valued at $560,000.

        On October 2, 2003, the Securities and Exchange Commission declared effective the registration statement pursuant to which the Company sold 5.0 million shares in its initial public offering. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold approximately 3.1 million shares of the Company's common stock. On October 8, 2003, the transaction was closed and the Company received approximately $60,450,000, net of underwriting discount and before offering related expenses of approximately $2,181,000, for the common stock it issued and sold. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

        On October 8, 2003, the Company increased the number of its authorized shares of Common Stock from 100,000,000 shares to 500,000,000 shares.

Note 3. Equity Incentive Plans

        In February 1998, the Company adopted the Equity Incentive Plan to attract and retain employees and consultants. Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted. On March 6, 2002, the Company's stockholders approved an increase in the number of shares available under the Equity Incentive Plan from 3,000,000 to 5,000,000, subject to antidilution and other adjustment provisions.

        In November 1998, the Company also adopted the CEO Plan. The terms of the CEO Plan are substantially the same as the terms of the Equity Incentive Plan except that the exercise price of options granted under the CEO Plan may be less than the fair market value of the Company's common stock on the date the option is granted. During 1998, the Company granted 175,000 options under the CEO Plan with an exercise price of $10.00 per share at a time when the fair value of the Company's stock was $12.50 per share, thus creating deferred compensation expense. The difference between the fair market value and the option exercise price was recorded as deferred compensation expense and was charged to operations over the vesting period of the options which ended in November 2003. There are no additional shares available for award under the CEO Plan.

        In June 2003, the Company's board of directors adopted the Director Plan, and in September 2003, the plan was approved by the Company's stockholders. Options granted under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company's stock on the grant date. Only non-employee directors are eligible for grants under the Director Plan. Under the plan, each non-employee director received an initial grant of an option to purchase 30,000 shares of common stock as of October 2, 2003. The plan also provides for an initial grant to a new non-employee director of an option to purchase 30,000 shares of common stock upon election to the board of directors. Subsequent to the initial grants, each non-employee director will be automatically granted an option to purchase 10,000 shares of common stock on each anniversary of the granting of the initial stock option to that non-employee director. The Director Plan will terminate in June 2013, unless the board of directors terminates it sooner. The number of shares available under the Director Plan is 500,000, subject to antidilution and other adjustment provisions.

        A summary of stock option transactions is as follows:

	Options Available for Grant	Numbers of Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2001	1,125,050	2,023,650	$12.47
Granted	(678,500)	678,500	3.00
Exercised	—	(8,250)	1.55
Cancelled	106,000	(106,000)	13.10

Balance, December 31, 2001	552,550	2,587,900	10.00

Additional shares reserved for Equity Incentive Plan	2,000,000	—	—
Granted	(737,150)	737,150	8.00
Exercised	—	(6,000)	3.00
Cancelled	150,000	(150,000)	9.66

Balance, December 31, 2002	1,965,400	3,169,050	9.56

Shares reserved for Director Plan	500,000	—	—
Granted	(856,700)	856,700	10.71
Exercised	—	(298,505)	4.57
Cancelled	89,050	(89,050)	10.20

Balance, December 31, 2003	1,697,750	3,638,195	$10.23

        The following table summarizes information about outstanding and exercisable stock options at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.00 – $3.00	456,250	6.8	$2.84	164,500	$2.55
8.00 – 10.00	1,571,295	7.5	8.78	671,583	9.35
12.50 – 15.83	1,610,650	6.4	13.74	1,067,150	13.81

	3,638,195	6.9	$10.23	1,903,233	$11.26

        At December 31, 2002 and 2001, options to purchase 1,646,865 and 1,219,350 shares of common stock were exercisable pursuant to the Equity Incentive Plan and the CEO Plan with a weighted-average exercise price of $10.73 and $11.22, respectively.

        Stock options expire 10 years from the date they are granted. Options granted under the Equity Incentive Plan and the CEO Plan generally vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant.

Note 4. Related Party Transactions

        The Company subleases its corporate office space from an entity owned by one of its principal stockholders for a percentage of the rent that is charged to that entity. The sublease expires on July 30, 2004. The total amounts paid to this entity were approximately $254,000, $263,000 and $274,000 during each of the years ended December 31, 2003, 2002 and 2001, respectively.

        A corporation owned by the Company's Chairman of the Board, who is one of the Company's principal stockholders, owns a private aircraft that the Company uses from time to time for business trips. The Company reimburses this corporation for out-of-pocket and other related flight expenses, as well as for other direct expenses incurred. The total amounts paid to this corporation were approximately $152,900, $12,800 and $76,000 during each of the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company sells products to various repair facilities owned by a company that was previously one of its principal stockholders. The amount of such sales totaled approximately $2,741,000, $2,203,000 and $1,723,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

        As part of a business acquisition in 1998, the Company entered into a procurement agreement with corporations owned by the seller of those businesses, who became one of the Company's principal stockholders as a result of the business acquisition and who is currently an officer of the Company, whereby the Company agreed to purchase salvage products inventory from those corporations. The procurement agreement expired on May 31, 2001. The amount of such purchases totaled approximately $167,000 during the five-month period ended May 31, 2001.

        In connection with the acquisitions of several businesses during 1998 and 1999, the Company entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in its salvage operations. Typical lease terms include an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. The Company also maintains the right of first refusal concerning the sale of the leased property. Lease payments to a principal stockholder who became an officer of the Company after the acquisition of his business were approximately $747,000 during the year ended December 31, 2003 and $714,000 during each of the years ended December 31, 2002 and 2001.

        On February 14, 2001, the Company issued warrants to purchase 1,961,112 shares of its common stock at an exercise price of $2.00 per share to certain stockholder guarantors. In June 2003, the Company sold certain assets no longer deemed pertinent to its operations to an existing stockholder in exchange for 80,000 shares of the Company's common stock. See Note 2 for further discussion.

        The Company believes that the related party transactions described above are comparable to those available from unaffiliated third parties.

Note 5. Retirement Plans

        On August 1, 1999, the Company adopted the LKQ Corporation Employees' Retirement Plan, a qualified defined contribution plan covering substantially all full time employees. Employees may contribute up to 15% of eligible compensation, subject to certain Internal Revenue Service limitations. The Company will match 50% of the portion of the employee's contributions that does not exceed 6% of the employee's salary. Matching Company contributions vest over a four year period and totaled $1,031,000, $942,000 and $884,000 in 2003, 2002 and 2001, respectively. All contribution levels may be subject to further limits, under Internal Revenue Service guidelines.

        The Company also established a nonqualified deferred compensation plan on August 1, 1999, for eligible employees who, due to Internal Revenue Service guidelines, could not take full advantage of the LKQ Corporation Employees' Retirement Plan. The plan allows participants to defer up to 50% of eligible compensation, with a maximum deferral of $50,000 per year. The Company will match 50% of the portion of the employee's contributions that does not exceed 6% of the employee's salary. The deferred compensation, together with Company matching contributions and accumulated earnings, is accrued and is payable after retirement or termination of employment, subject to vesting provisions. Participants may also elect to receive amounts deferred in a given year on any plan anniversary five or more years subsequent to the year of deferral. Matching Company contributions vest over a four year period and totaled $25,000, $20,000 and $12,000 in 2003, 2002 and 2001, respectively. The deferred compensation plan is funded under a trust agreement whereby the Company pays to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the deferred compensation plan. The cash surrender value of these policies was approximately $1,183,000 and $677,000 at December 31, 2003 and 2002, respectively, and is included in Other Assets in the accompanying balance sheets. Total deferred compensation liabilities were approximately $1,482,000 and $968,000 at December 31, 2003 and 2002, respectively, and are included in Accrued payroll-related liabilities and Other Noncurrent Liabilities in the accompanying balance sheets.

        A subsidiary of the Company has a nonqualified retirement plan that the Company agreed to continue when the subsidiary was acquired in 1998. The plan is funded by the Company through premium payments on Company-owned life insurance policies that are carried to meet the obligations under the plan. The cash surrender value of these policies was approximately $143,000 and $96,000 at December 31, 2003 and 2002, respectively, and is included in Other Assets in the accompanying balance sheets. The annual expense for this plan is approximately $30,000. Total obligations were approximately $356,000 and $327,000 at December 31, 2003 and 2002, respectively, and are included in Other Noncurrent Liabilities in the accompanying balance sheets.

Note 6.    Long-Term Obligations

        Long-Term Obligations consist of the following:

	December 31,
	2003	2002
Revolving credit facility	$—	$11,000,000
Term loan, payable quarterly through June 2005	—	18,750,000
Capital lease obligations, payable in monthly installments through March 2009, interest at 7.64% to 7.75% (See Note 7)	2,841,613	3,367,472
Notes payable to individuals in monthly installments through November 2010, interest at 3.5% to 10%	1,155,305	1,050,692
Various equipment notes, payable in monthly installments through January 2004, interest at various rates up to 9.6%, secured by related equipment	474	37,071

	3,997,392	34,205,235
Less current maturities	(1,553,274)	(6,449,438)

	$2,444,118	$27,755,797

        The scheduled maturities of long-term obligations outstanding at December 31, 2003 are as follows:

2004	$1,553,274
2005	534,420
2006	468,577
2007	487,740
2008	745,556
Thereafter	207,825

$3,997,392

        On February 17, 2004, the Company entered into a new unsecured revolving credit facility that matures in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. As a result, the Company recorded a loss of $346,000 in 2004 from the write-off of debt issuance costs related to the previous secured credit facility. The new revolving credit facility has a maximum availability of $75,000,000. In order to make any borrowing under the revolving credit facility, after giving effect to any such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends, restrictions on the payment of other dividends and on purchases, redemptions and acquisitions of the Company's stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate ("IBOR") plus an additional percentage ranging from .875% to 1.375%, on the other hand, at the Company's option. The percentage added to IBOR is dependent upon the Company's total funded debt to EBITDA ratio for the trailing four quarters.

        The Company's previous secured credit facility consisted of a revolving line of credit (the "Revolving Facility") with a maximum availability of $40,000,000 and a $20,000,000 term loan ("Term Loan A"). Term Loan A required scheduled quarterly repayments beginning December 31, 2002 with a final payment due on June 30, 2005, but was fully paid during October 2003. On February 20, 2003 the Company's previous credit facility was amended to provide an additional term loan ("Term Loan B") in the amount of $9,000,000. Term Loan B was scheduled to mature on February 20, 2004, but was fully paid during October 2003. There were no borrowings outstanding against the Revolving Facility at December 31, 2003. Borrowings against the Revolving Facility totaled $11,000,000 at December 31, 2002, and are classified as long-term obligations. The weighted-average interest rate on borrowings outstanding against the Company's previous credit facility at December 31, 2002 was 3.81%. The Company was in compliance with all covenants at December 31, 2003 and 2002.

        During August 2002, the Company entered into a two-year interest rate swap agreement with a total notional amount of $10,000,000 and a fixed rate of 2.65%. The counterparty to the agreement is a member of the Company's bank group. Under the terms of the agreement, the Company is required to make quarterly payments at the specified fixed rate and in return receives payments at variable rates. The estimated fair value of the interest rate swap at December 31, 2003 and 2002 is a loss of $105,666 and $173,385, respectively, and is included in Other Noncurrent Liabilities and Accrued expenses. In accordance with the provisions of SFAS No. 133 "Accounting for Derivative Investments and Hedging Activities," as amended, the changes in the fair value of the interest rate swap are included in current period earnings, as the agreement has not been designated as a hedging instrument.

Note 7.    Commitments and Contingencies

        The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

        The future minimum lease commitments under these leases at December 31, 2003 are as follows:

Years ending December 31:
2004	$6,885,000
2005	5,859,000
2006	4,402,000
2007	3,621,000
2008	2,714,000
Thereafter	938,000

$24,419,000

        Rental expense for operating leases was approximately $7,962,000, $7,431,000 and $6,730,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company has leased certain land and facilities under agreements that are classified as capital leases. Assets recorded under capital leases consist of:

	December 31,
	2003	2002
Land and improvements	$1,560,100	$1,863,202
Buildings and improvements	2,147,264	2,216,725

	3,707,364	4,079,927
Accumulated depreciation	(515,362)	(418,129)

Net assets under capital leases	$3,192,002	$3,661,798

        Commitments for minimum rentals under these agreements at December 31, 2003 are as follows:

Years ending December 31:
2004	$1,518,465
2005	416,465
2006	416,465
2007	416,466
2008	416,466
Thereafter	104,116

3,288,443
Less amount representing interest	(446,830)

Present value of net minimum lease payments	$2,841,613

        Subsequent to December 31, 2003, the outstanding balances under the capital lease agreements were paid in full as permitted under the contracts. The Company recorded a gain of $49,300 from the early extinguishment of these capital leases.

        The Company guaranties the residual values of the majority of its truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, the Company would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, the Company would be paid the amount realized over the residual value. Had the Company terminated all of its operating leases subject to these guaranties at December 31, 2003, the guarantied residual value would have totaled approximately $5,825,000.

        The Company has notified the lessors of various properties used in its salvage operations of its intent to exercise purchase options on those properties subsequent to December 31, 2003. The Company expects the purchase price for these properties to total approximately $9,825,000.

        The Company also has certain other contingent liabilities resulting from litigation, claims and other commitments and is subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations or cash flows of the Company.

Note 8.    Earnings (Loss) Per Share

        The following table sets forth the computation of earnings (loss) per share:

	Year Ended December 31,
	2003	2002	2001
Income before cumulative effect of change in accounting principle	$14,575,762	$11,005,204	$4,229,720
Cumulative effect of change in accounting principle, net of tax	—	(49,898,800)	—

Net income (loss)	$14,575,762	$(38,893,596)	$4,229,720

Denominator for basic earnings (loss) per share—Weighted-average shares outstanding	16,268,338	17,653,792	17,655,692
Effect of dilutive securities:
Stock options	440,888	277,299	156,221
Warrants	1,548,536	1,467,671	929,884

Denominator for diluted earnings (loss) per share—Adjusted weighted-average shares outstanding	18,257,762	19,398,762	18,741,797

Earnings (loss) per share, basic
Income before cumulative effect of change in accounting principle	$0.90	$0.62	$0.24
Cumulative effect of change in accounting principle, net of tax	—	(2.82)	—

Earnings (loss) per share, basic	$0.90	$(2.20)	$0.24

Earnings (loss) per share, diluted
Income before cumulative effect of change in accounting principle	$0.80	$0.57	$0.23
Cumulative effect of change in accounting principle, net of tax	—	(2.57)	—

Earnings (loss) per share, diluted	$0.80	$(2.00)	$0.23

        The following chart sets forth the number of stock options and warrants outstanding but not included in the computation of diluted earnings (loss) per share because their effect would have been antidilutive:

	December 31,
	2003	2002	2001
Antidilutive securities:
Stock options	1,610,650	2,467,800	1,834,650
Warrants	263,751	262,434	261,089

Note 9.    Business Combinations

        During 2003, the Company acquired three automotive recycling businesses located in upstate New York, California and Nevada for an aggregate of $3,486,000 in cash, of which $200,000 is to be paid subsequent to December 31, 2003, and 50,000 redeemable shares of the Company's common stock. The business combinations enable the Company to serve new market areas. The Company did not complete any acquisitions during the years ended December 31, 2002 or 2001.

        The acquisitions are being accounted for under the purchase method of accounting and are included in the Company's financial statements from the dates of acquisition. The purchase price was allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition.

        The purchase price allocation for the acquisitions completed during the year ended December 31, 2003 is as follows:

Receivables, net	$57,258
Inventory	803,948
Prepaid expenses	26,921
Property and equipment	1,217,499
Goodwill	1,535,918
Other assets	510,545
Current liabilities assumed	(38,165)
Long-term obligations assumed	(11,223)
Purchase price payable at December 31, 2003	(200,000)
Redeemable common stock issued	(617,027)

Cash used in acquisitions, net of cash acquired	$3,285,674

Note 10.    Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

        Prepaid expenses include approximately $208,000 and $25,000 at December 31, 2003 and 2002, respectively, in tax payments made by the Company, which are to be refunded or applied to the Company's future income tax liabilities.

        The federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax impact	4.1	3.3	5.4
Non-deductible acquisition related expenses	—	—	5.1
Non-deductible meals and entertainment expenses	0.4	0.5	1.2
Other, net	0.2	1.0	1.5

Effective tax rate	39.7%	39.8%	48.2%

        The provision for income taxes consists of the following components:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$5,850,000	$5,060,000	$1,131,700
State	1,399,000	1,085,000	1,569,500

	7,249,000	6,145,000	2,701,200
Deferred	2,328,000	1,118,000	1,237,800

Provision for income taxes	$9,577,000	$7,263,000	$3,939,000

        The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred Tax Assets:
Accounts receivable	$1,044,100	$840,400
Inventory	631,000	776,000
Goodwill	8,688,400	10,637,400
Accrued expenses	1,278,400	1,300,200
State net operating loss carryforwards	2,099,600	1,850,300
Other	873,200	667,700

	14,614,700	16,072,000
Less valuation allowance	(197,700)	(113,600)

Total deferred tax assets	$14,417,000	$15,958,400

Deferred Tax Liabilities:
Property and equipment	$4,649,200	$3,875,500
Investments	746,500	—
Other	44,000	31,100

Total deferred tax liabilities	$5,439,700	$3,906,600

Net deferred tax asset	$8,977,300	$12,051,800

        Deferred tax assets and liabilities are reflected on the Company's consolidated balance sheets as follows:

	December 31,
	2003	2002
Current deferred tax assets	$421,600	$339,200
Noncurrent deferred tax assets	8,555,700	11,712,600

        In connection with the adoption of SFAS 142, the Company recorded a deferred tax asset totaling $16,120,700 during 2002. At December 31, 2003, the Company had net operating loss carryforwards for certain of its state tax jurisdictions, the tax benefits of which total $2,099,600. A valuation allowance has been established for a portion of these deferred tax assets. The tax benefits expire over the period from 2005 through 2023. While the Company expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

Note 11.    Subsequent Events

        In the first quarter of 2004, the Company completed three acquisitions (two in the recycled OEM automotive parts business and one in the aftermarket automotive parts business) for an aggregate of $41,675,000 in cash and 123,296 shares of the Company's common stock. These acquisitions enable the Company to serve a new market area, become a significant provider of aftermarket automotive collision parts and become a provider of self-service retail automotive parts.

Note 12.    Selected Quarterly Data (unaudited)

        The following table represents unaudited selected quarterly financial data for the two years ended December 31, 2003. The operating results for any quarter are not necessarily indicative of the results for any future period.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2002
Revenue	$71,314	$72,787	$71,860	$71,164
Gross margin	32,958	33,700	33,145	32,748
Operating income	6,230	5,945	4,682	3,987
Income before cumulative effect of change in accounting principle	3,151	3,216	2,359	2,279
Net income (loss)(1)	(46,748)	3,216	2,359	2,279
Basic earnings (loss) per share:(2)
Income before cumulative effect of change in accounting principle	$0.18	$0.18	$0.13	$0.13
Basic earnings (loss) per share	(2.65)	0.18	0.13	0.13
Diluted earnings (loss) per share:(2)
Income before cumulative effect of change in accounting principle	0.16	0.17	0.12	0.12
Diluted earnings (loss) per share	(2.41)	0.17	0.12	0.12
Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2003
Revenue	$79,256	$81,017	$83,472	$84,228
Gross margin	37,453	38,345	39,041	38,897
Operating income	7,020	7,344	6,562	5,134
Income before cumulative effect of change in accounting principle	3,940	4,119	3,519	2,998
Net income	3,940	4,119	3,519	2,998
Basic earnings per share:(2)
Income before cumulative effect of change in accounting principle	$0.23	$0.27	$0.25	$0.16
Basic earnings per share	0.23	0.27	0.25	0.16
Diluted earnings per share:(2)
Income before cumulative effect of change in accounting principle	0.21	0.25	0.22	0.14
Diluted earnings per share	0.21	0.25	0.22	0.14

(1)
As more fully described in Note 1, the Company recorded an impairment of goodwill in the amount of $49,898,800, net of tax of $16,120,700, during the quarter ended March 31, 2002. In accordance with the provisions of SFAS 142, this impairment was reflected as a cumulative effect of a change in accounting principle.

(2)
The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of December 31, 2003, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2004 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

        Our executive officers, their ages at December 31, 2003, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Joseph M. Holsten	51	President, Chief Executive Officer and Director
Mark T. Spears	46	Senior Vice President and Chief Financial Officer
Stuart P. Willen	66	Senior Vice President—Midwest Region
Leonard A. Damron	52	Senior Vice President—Southeast Region
H. Bradley Willen	44	Vice President—Procurement and Product Pricing
Frank P. Erlain	48	Vice President—Finance and Controller
Victor M. Casini	41	Vice President, General Counsel and Secretary

        Joseph M. Holsten joined us in November 1998 as our President and Chief Executive Officer. He was elected to the board of directors in February 1999. Prior to joining us, Mr. Holsten held various positions of increasing responsibility with North American and International operations of Waste Management, Inc. for approximately 17 years. From February 1997 until July 1998, Mr. Holsten served as Executive Vice President and Chief Operating Officer of Waste Management, Inc. From July 1995 until February 1997, he served as Chief Executive Officer of Waste Management International, plc where his responsibility was to streamline operating activities. Prior to working for Waste Management, Mr. Holsten was staff auditor at a public accounting firm.

        Mark T. Spears joined us in July 1999 as our Senior Vice President and Chief Financial Officer. From November 1997 until June 1998, Mr. Spears served as Vice President, Controller and Principal Accounting Officer of Waste Management, Inc. As a member of a newly-installed executive management team, Mr. Spears helped Waste Management work through certain difficulties related to the restatement of its financial statements through the period ended September 30, 1997. Upon the merger of Waste Management and USA Waste Services Inc. in July 1998, Mr. Spears continued to serve as a Vice President until June 1999. From 1988 to November 1997, Mr. Spears held various positions of increasing responsibility in the United States and Europe with Waste Management and its subsidiaries. Prior to his employment with Waste Management, Mr. Spears, a certified public accountant, worked in public accounting for approximately nine years.

        Stuart P. Willen has been our Senior Vice President—Midwest Region since June 2003 and our Vice President—Midwest Region since July 1998 when we acquired Triplett Auto Recyclers, Inc., an automotive recycling business operating primarily in Ohio and western New York. Prior thereto, Mr. Willen had owned and operated that business since 1957. Mr. Willen is the father of H. Bradley Willen.

        Leonard A. Damron has been our Senior Vice President—Southeast Region since June 2003 and our Vice President—Southeast Region since July 1998 when we acquired Damron Auto Parts, Inc. and its affiliated entities, an automotive recycling business operating primarily in Florida and Georgia. Mr. Damron had owned and operated that business since 1976.

        H. Bradley Willen has been our Vice President—Procurement and Product Pricing since June 2003. He has managed procurement and pricing for us since January 2001. He was in charge of procurement, pricing, and inventory management for Triplett from August 1988 until December 2000. Prior thereto, from September 1986 until July 1988, Mr. Willen was an Assistant Vice President of Operations for Thomson McKinnon, a brokerage firm. Mr. Willen is the son of Stuart P. Willen.

        Frank P. Erlain has been our Vice President—Finance and Controller since our inception in February 1998. Mr. Erlain served as a Vice President of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm based in Chicago, Illinois, from 1995 to 1999. Prior to joining Flynn Enterprises, Mr. Erlain served as Vice President and Controller of Discovery Zone, Inc., an operator and franchisor of family entertainment centers, from September 1992 until May 1995 when Viacom Inc. acquired ownership and management control of Discovery Zone. Mr. Erlain remained as part of a transition team at Discovery Zone until August 1995. Mr. Erlain served as Controller of Peterson Consulting from 1990 until 1992, and as Controller/Treasurer (from 1985 to 1988) and Director, Information Services (from 1988 to 1990) for Hammacher Schlemmer & Co., a national cataloger and retailer. Mr. Erlain joined Cadlinc, Inc., a start-up firm serving the computer-aided manufacturing market, as Controller in 1984. Prior to 1984, Mr. Erlain, a certified public accountant, worked in public accounting for more than nine years.

        Victor M. Casini has been our Vice President, General Counsel and Secretary since our inception in February 1998. Mr. Casini also has been Executive Vice President and General Counsel of Flynn Enterprises since July 1992. Mr. Casini currently divides his time between his position with us and with Flynn Enterprises, working approximately 50% for us and 50% for Flynn Enterprises. Mr. Casini served as Senior Vice President, General Counsel and Secretary of Discovery Zone from July 1992 until May 1995. Prior to July 1992, Mr. Casini practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd in Chicago, Illinois for more than five years.

Code of Ethics

        A copy of our Code of Ethics for Senior Financial Officers is available free of charge through our website at www.lkqcorp.com.

Section 16 Compliance

        Information appearing under the caption "Section 16 Compliance" in the Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information appearing under the caption "Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information appearing under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information appearing under the caption "Appointment of Our Independent Auditors—Audit Fees and Non-Audit Fees" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

        Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

(a)(2) Financial Statement Schedules

        Other than as set forth below, all schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto.

Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2001	$836	$1,179	$(1,041)	$974
Year ended December 31, 2002	974	1,097	(824)	1,247
Year ended December 31, 2003	1,247	1,240	(993)	1,494
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2001	$537	$42,269	$(42,098)	$708
Year ended December 31, 2002	708	46,818	(46,746)	780
Year ended December 31, 2003	780	68,257	(67,975)	1,062

(a)(3) Exhibits

        The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.17	LKQ Corporation 2003 Stock Option and Compensation Plan for Non-Employee Directors.
10.18	LKQ Corporation CEO Stock Option Plan.
10.19	LKQ Corporation 1998 Equity Incentive Plan.
10.20	LKQ Corporation 401(k) Plus Plan.
10.21	Amendment to LKQ Corporation 401(k) Plus Plan.
10.22	Trust for LKQ Corporation 401(k) Plus Plan.
10.23	LKQ Corporation Employees' Retirement Plan.
10.24	First Amendment to LKQ Corporation Employees' Retirement Plan.
10.25	Second Amendment to LKQ Corporation Employees' Retirement Plan.
10.26	LKQ Corporation Employees' Retirement Plan Non-Discretionary Trust Agreement.
10.27	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation.

(b) Reports on Form 8-K

        The Company filed a report on Form 8-K, dated November 3, 2003, announcing the resignation of Jonathan P. Ferrando as a director of the Company.

(c) Exhibits

3.1(i)	Certificate of Incorporation of LKQ Corporation dated February 13, 1998, and as amended on May 20, 1998, June 15, 1998, August 17, 2000, and February 22, 2001 (incorporated herein by reference to Exhibit 3.1(i) to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
3.1(ii)	Amendment to Certificate of Incorporation filed on October 8, 2003.
3.1(iii)	Conformed copy of Certificate of Incorporation of LKQ Corporation, as amended to date.
3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
4.2	Credit Agreement by and among LKQ Corporation, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Syndication Agent, Bank One, NA, as Documentation Agent, National City Bank, as Co-Agent, and Banc of America Securities LLC, as Arranger, dated February 17, 2004 (incorporated herein by reference to Exhibit 99.3 to the Company's report on Form 8-K filed with the SEC on February 25, 2004).
10.1	Registration Rights Agreement by and among LKQ Corporation and certain stockholders signatories thereto dated June 19, 1998 (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.2	Amended and Restated Credit Agreement, dated as of June 21, 2002, by and among LKQ Corporation, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Co-Syndication Agent, Fleet National Bank, as Co-Syndication Agent and certain other financial institutions party thereto (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).

10.3	First Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2003, by and among LKQ Corporation, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Co-Syndication Agent, Fleet National Bank, as Co- Syndication Agent and certain other financial institutions party thereto (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.4	Second Amendment to Amended and Restated Credit Agreement, dated as of May 20, 2003, by and among LKQ Corporation, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Co-Syndication Agent, Fleet National Bank, as Co-Syndication Agent and certain other financial institutions party thereto (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.5	Form of Fee Warrant Agreement (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.6	Swap Transaction Letter Agreement, dated August 20, 2002, by and between LKQ Corporation and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.7	Office Sublease for 120 N. LaSalle, Suite 3300, Chicago, Illinois, 60602 by and between Blue Chip Casino, Inc., as Sublessor, and LKQ Corporation, as Sublessee, dated June 1, 1998 (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.8	Industrial Building Lease between Leonard A. Damron, III, LLC, as Landlord, and Damron Auto Parts, L.P., as Tenant, dated July 29, 1998 for Jenkinsburg, Georgia facility (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.9	Industrial Building Lease between Damron Auto Parts East, Inc., as Landlord, and Damron Holding Company, as Tenant, dated July 29, 1998 for Melbourne, Florida facility (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.10	Industrial Building Lease between Damron Family Limited Partnership, as Landlord, and Damron Auto Parts, Inc., as Tenant, dated July 29, 1998 for Crystal River, Florida facility (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.11	Stock Repurchase Agreement, dated as of February 20, 2003, between LKQ Corporation and AutoNation, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.12	Stock Repurchase Agreement, dated as of February 20, 2003, between LKQ Corporation and PMM LKQ Investments Limited Partnership (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.13	Stock Repurchase Agreement, dated as of February 20, 2003, between LKQ Corporation and PMM LKQ Investments Limited Partnership II (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.14	Stock Repurchase Agreement, dated as of May 20, 2003, between LKQ Corporation and AutoNation, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.15	Stock Repurchase Agreement, dated as of May 21, 2003, between LKQ Corporation and PMM LKQ Investments Limited Partnership (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).

10.16	Stock Repurchase Agreement, dated as of May 21, 2003, between LKQ Corporation and PMM LKQ Investments Limited Partnership II (incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.17	LKQ Corporation 2003 Stock Option and Compensation Plan for Non-Employee Directors.
10.18	LKQ Corporation CEO Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.19	LKQ Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.20	LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.21	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.22	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.23	LKQ Corporation Employees' Retirement Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.24	First Amendment to LKQ Corporation Employees' Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.25	Second Amendment to LKQ Corporation Employees' Retirement Plan (incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.26	LKQ Corporation Employees' Retirement Plan Non-Discretionary Trust Agreement (incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.27	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
21.1	List of subsidiaries, jurisdiction and assumed names (incorporated herein by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2004.

LKQ CORPORATION
By:	/s/ JOSEPH M. HOLSTEN Joseph M. Holsten President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2004.

Signature	Title

Principal Executive Officer:
/s/ JOSEPH M. HOLSTEN Joseph M. Holsten	President and Chief Executive Officer
Principal Financial Officer:
/s/ MARK T. SPEARS Mark T. Spears	Senior Vice President and Chief Financial Officer
Principal Accounting Officer:
/s/ FRANK P. ERLAIN Frank P. Erlain	Vice President—Finance and Controller
A Majority of the Directors:
/s/ A. CLINTON ALLEN A. Clinton Allen	Director
/s/ ROBERT M. DEVLIN Robert M. Devlin	Director

/s/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director
/s/ DONALD F. FLYNN Donald F. Flynn	Director
/s/ PAUL M. MEISTER Paul M. Meister	Director
/s/ JOHN F. O'BRIEN John F. O'Brien	Director
/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Director

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks Relating to Our Business
Risks Relating to Our Common Stock
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
LKQ CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets
LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations
LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows
LKQ Corporation and Subsidiaries Notes to Consolidated Financial Statements
  Note 1. Summary of Significant Accounting Policies
  Note 2. Capital Structure
  Note 6. Long-Term Obligations
  Note 7. Commitments and Contingencies
  Note 8. Earnings (Loss) Per Share
  Note 9. Business Combinations
  Note 10. Income Taxes
  Note 11. Subsequent Events
  Note 12. Selected Quarterly Data (unaudited)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
PART IV
SIGNATURES