Form 10-Q
period 2004-03-31
LKQ CORP
filed 2004-05-12
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☐  No ☒

At April 1, 2004, the registrant had issued and outstanding an aggregate of 19,843,387 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
Assets

Current Assets:
Cash and equivalents	$3,681,941	$16,081,525
Receivables, net	25,034,384	22,542,049
Inventory	66,043,173	54,003,694
Deferred income taxes	1,141,000	421,600
Prepaid expenses	2,134,128	2,656,567

Total Current Assets	98,034,626	95,705,435

Property and Equipment, net	53,898,301	43,892,930
Intangibles
Goodwill	86,700,955	50,799,361
Other intangibles, net	44,970	46,910
Deferred Income Taxes	7,634,800	8,555,700
Other Assets	5,108,892	4,153,572

Total Assets	$251,422,544	$203,153,908

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$9,716,049	$6,831,288
Accrued expenses
Accrued payroll-related liabilities	5,066,721	4,661,126
Accrued procurement liability	1,328,000	1,179,000
Other accrued expenses	6,881,339	5,266,813
Income taxes payable	2,154,812	—
Deferred revenue	2,232,725	2,029,572
Current portion of long-term obligations	1,458,308	1,553,274

Total Current Liabilities	28,837,954	21,521,073

Long-Term Obligations, Excluding Current Portion	32,979,828	2,444,118
Other Noncurrent Liabilities	4,682,486	4,561,084

Redeemable Common Stock, $0.01 par value, 50,000 shares issued	617,027	617,027

Commitments and Contingencies

Stockholders’ Equity:

Common stock, $0.01 par value, 500,000,000 shares authorized, 19,793,387 and 19,476,831 shares issued at March 31, 2004 and December 31, 2003, respectively	197,934	194,768
Additional paid-in capital	196,140,156	191,602,265
Warrants	502,634	507,962
Retained earnings (Accumulated deficit)	(13,797,975)	(19,432,889)
Accumulated other comprehensive income	1,262,500	1,138,500

Total Stockholders’ Equity	184,305,249	174,010,606

Total Liabilities and Stockholders’ Equity	$251,422,544	$203,153,908

See notes to unaudited consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2004	2003

Revenue	$100,072,767	$79,255,916

Cost of goods sold	53,077,136	41,802,972

Gross margin	46,995,631	37,452,944

Facility and warehouse expenses	10,728,283	9,698,898

Distribution expenses	10,693,727	8,137,745

Selling, general and administrative expenses	14,206,691	11,249,543

Depreciation and amortization	1,505,230	1,347,028

Operating income	9,861,700	7,019,730

Other (income) expense
Interest expense	536,395	563,092
Interest income	(17,582)	(6,929)
Other (income) expense, net	(87,027)	(98,522)

Total other expense	431,786	457,641

Income before provision for income taxes	9,429,914	6,562,089

Provision for income taxes	3,795,000	2,622,000

Net income	$5,634,914	$3,940,089

Basic net income per share	$0.29	$0.23

Diluted net income per share	$0.25	$0.21

See notes to unaudited consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,634,914	$3,940,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,505,230	1,347,028
(Gain) loss on sale of property and equipment	21,648	(30,785)
Equity-related compensation expense	11,250	15,000
Deferred compensation expense	—	21,875
Write-off of debt issuance costs	345,819	—
Deferred income taxes	705,100	400,200
Gain on early extinguishment of debt	(49,302)	—
(Gain) loss on interest rate swap	(30,216)	17,731
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(313,458)	(1,441,911)
Inventory	(4,367,897)	(92,506)
Prepaid expenses and other assets	603,389	144,286
Accounts payable	(1,107,388)	(507,481)
Accrued expenses	794,314	(330,748)
Income taxes payable	2,081,233	1,320,515
Deferred revenue	176,248	34,723
Other noncurrent liabilities	(148,429)	274,260

Net cash provided by operating activities	5,862,455	5,112,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,662,020)	(1,411,420)
Proceeds from sale of property and equipment	13,369	77,425
Purchase of investment securities	(650,000)	—
Cash used in acquisitions	(39,638,224)	(2,905,459)

Net cash used in investing activities	(46,936,875)	(4,239,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,795,030	—
Proceeds from exercise of warrants	52,108	—
Debt issuance costs	(236,603)	(58,363)
Net borrowings under line of credit	30,000,000	4,500,000
Borrowings under term loans	—	9,000,000
Repayments under term loans	—	(1,250,000)
Repayments of long-term debt obligations	(2,935,699)	(108,749)
Repurchase of common stock	—	(12,000,000)

Net cash provided by financing activities	28,674,836	82,888

Net increase (decrease) in cash and equivalents	(12,399,584)	955,710

Cash and equivalents, beginning of period	16,081,525	584,477

Cash and equivalents, end of period	$3,681,941	$1,540,187

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$2,250,000	$200,000
Stock issued in connection with business acquisitions	2,250,000	—
Redeemable common stock issued in connection with business acquisition	—	617,027
Cash paid for income taxes, net of refunds	701,680	890,355
Cash paid for interest	84,881	488,865

See notes to unaudited consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

			Additional Paid-In Capital	Warrants	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares Issued	Amount

BALANCE, December 31, 2003	19,476,831	$194,768	$191,602,265	$507,962	$(19,432,889)	$1,138,500	$174,010,606

Net income	—	—	—	—	5,634,914		5,634,914

Unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	124,000	124,000

Total comprehensive income	—	—	—	—	—	—	5,758,914

Stock issued in acquisitions	123,296	1,233	2,248,767	—	—		2,250,000

Stock issued as director compensation	656	7	11,243	—	—		11,250

Exercise of stockholder guarantor warrants	26,054	260	57,176	(5,328)	—		52,108

Exercise of stock options, including related tax benefits of $427,000	166,550	1,666	2,220,705	—	—		2,222,371

BALANCE, March 31, 2004	19,793,387	$197,934	$196,140,156	$502,634	$(13,797,975)	$1,262,500	$184,305,249

See notes to unaudited consolidated financial statements.

LKQ Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1.  Interim Financial Statements

The accompanying Unaudited Consolidated Financial Statements include the accounts of LKQ Corporation and its subsidiaries (the “Company”).  All significant intercompany transactions and accounts have been eliminated.  The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. Accordingly, certain information related to the Company’s significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates have been condensed or omitted. These Unaudited Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position, the cash flows and the results of operations of the Company for the periods presented.

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s recent report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Note 2.  Summary of Significant Accounting Policies

Inventory

A salvage part is a recycled automotive part suitable for sale as a replacement part. A core is a used mechanical part that is not suitable for sale as a replacement part without further remanufacturing work.  Salvage inventory and cores are recorded at the lower of cost or market. Cost is established based upon the price we pay for a vehicle, and includes average costs for buying, dismantling, and where applicable, auction fees and towing.  Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements.

An aftermarket part is a new automotive part manufactured by a company other than the original equipment manufacturer (OEM).  Aftermarket inventory is recorded at the lower of average cost or market. Cost is established based upon the average price for purchased parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign companies, customs fees and transportation insurance are also included.

For all inventory, carrying value is adjusted regularly to reflect the age of the inventory and current anticipated demand.  If actual demand differs from management estimates, an adjustment to inventory carrying value would be necessary in the period such determination is made.

Inventory consists of the following:

	March 31, 2004	December 31, 2003

Salvage parts	$55,671,723	$50,348,336
Aftermarket parts	6,952,527	—
Cores	3,418,923	3,655,358

	$66,043,173	$54,003,694

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete.  The changes in the carrying amount of goodwill during the three months ended March 31, 2004 are as follows:

Total

Balance as of December 31, 2003	$50,799,361
Business acquisitions	35,901,594

Balance as of March 31, 2004	$86,700,955

Investments

In March 2004, the Company exercised its warrant to purchase 100,000 common shares of Keystone Automotive Industries, Inc. at $6.50 per share. The shares are restricted and therefore must either be registered or held for a period of one year in accordance with applicable securities laws.  The Company classifies this investment as an available-for-sale investment security under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the Company has included the investment at its fair value of $2,740,000 in Other Assets at March 31, 2004, with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes of $827,500.

Segment Reporting

All of our operations through March 31, 2004 were conducted in the United States. We manage our operations geographically. Because over 90% of our revenue and earnings are derived from, and over 90% of our assets are used in, our automotive replacement parts operations, we have concluded that our business activities fall into one reportable segment.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (subsequently revised in December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 was effective for all variable interest entities or potential variable interest entities for periods ended after December 15, 2003. Application for all other types of entities was required in financial statements for periods ended after March 15, 2004. We have reviewed the interpretation and determined that its implementation will not have an impact on our consolidated financial position, results of operations or cash flows.

Note 3.  Stock-Based Compensation

The Company has three stock-based compensation plans, the LKQ Corporation Equity Incentive Plan (the “Equity Incentive Plan”), the Stock Option Plan for Non-Employee Directors (the “Director Plan”), and a separate stock option plan for its Chief Executive Officer (the “CEO Plan”). The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” (SFAS 148).

Under the CEO Plan, the difference between the fair market value of the option at the time granted in 1998 and the exercise price was recorded as deferred compensation expense and was charged to operations over the vesting period of the option which ended in November 2003.  No stock-based compensation cost is reflected in net income for the Equity Incentive Plan or the Director Plan because all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan:

	Three Months Ended March 31,
	2004	2003

Net income, as reported	$5,634,914	$3,940,089
Less: Total stock-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(652,465)	(311,834)

Pro forma net income	$4,982,449	$3,628,255

Earnings per share:
Basic - as reported	$0.29	$0.23
Basic - pro forma	$0.25	$0.22

Diluted - as reported	$0.25	$0.21
Diluted - pro forma	$0.22	$0.20

The fair value of options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003

Expected life (in years)	7.5	7.5
Risk-free interest rate	3.67%	4.00%
Volatility (1)	40.0%	—
Dividend yield	0%	0%

(1) A volatility assumption of 0% was used for options granted prior to the Company’s initial public offering

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

Using a Black-Scholes option pricing model with the above assumptions, the weighted average estimated fair value of employee stock options granted for the three months ended March 31, 2004 and 2003 was $9.06 and $1.52 per share, respectively.  For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over its vesting period.

Note 4.  Capital Structure

On January 1, 2003, in connection with a business acquisition, the Company issued 50,000 shares of its common stock. The Company granted a put option with a single exercise date of January 1, 2007 at a price of $15.00 per share and obtained a call option on those shares with a single exercise date of January 1, 2007 at a price of $22.50 per share.  These shares are reflected as Redeemable Common Stock.

In February 2003, the Company repurchased 2,000,000 shares of its common stock from existing stockholders, including 1,878,684 shares repurchased from AutoNation, Inc., the Company’s largest stockholder at that time, for a total of $12,000,000 in cash.  The Company partially funded the stock repurchase by obtaining a $9,000,000 term loan, with an original maturity of February 20, 2004.  The Company fully paid the balance of the term loan in October 2003.

On February 20, 2004, in connection with a business acquisition, the Company issued 84,345 shares of its common stock.  If the average market price of the Company’s common stock on the five business days immediately preceding the first anniversary of such acquisition is below $16.00 per share, the Company must make an additional payment per share (in cash or in common stock, at the Company’s option) equal to $16.00 minus the average closing price over such five day period.

Note 5.  Equity Incentive Plans

A summary of transactions in the Company’s stock-based compensation plans for the three months ended March 31, 2004 is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price

Balance, December 31, 2003	1,697,750	3,638,195	$10.23

Granted	(612,500)	612,500	18.26
Exercised	—	(166,550)	10.78
Cancelled	2,100	(2,100)	8.75

Balance, March 31, 2004	1,087,350	4,082,045	$11.41

The following table summarizes information about outstanding and exercisable stock options at March 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$1.00 - $3.00	438,300	6.6	$2.83	204,900	$2.64
8.00 - 10.00	1,532,595	7.2	8.78	743,280	9.24
12.50 - 15.00	1,492,650	6.3	13.81	1,034,450	13.97
15.83 - 18.87	618,500	9.8	18.23	—	—

	4,082,045	7.2	$11.41	1,982,630	$11.02

Stock options expire 10 years from the date they are granted. Options granted under the Equity Incentive Plan and the CEO Plan generally vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant.

Note 6.  Related-Party Transactions

The Company subleases its corporate office space from an entity owned by one of its principal stockholders for a percentage of the rent that is charged to that entity. The sublease expires on July 30, 2004. The total amounts paid to this entity were approximately $70,000 and $62,000 during the three month periods ended March 31, 2004 and 2003, respectively.

A corporation owned by the Company’s Chairman of the Board, who is one of the Company’s principal stockholders, owns private aircraft that the Company uses from time to time for business trips. The Company reimburses this corporation for out-of-pocket and other related flight expenses, as well as for other direct expenses incurred.  There were no amounts paid to this corporation during either of the three month periods ended March 31, 2004 or 2003.

The Company sells products to various repair facilities owned by a company that was previously one of its principal stockholders. The amount of such sales totaled approximately $515,000 during the three month period ended March 31, 2003. This company ceased being a stockholder in October 2003.

In connection with the acquisitions of several businesses, the Company entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in its salvage operations. Typical lease terms include an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. The Company also maintains the right of first refusal concerning the sale of the leased property. Lease payments to a principal stockholder who became an officer of the Company after the acquisition of his business were approximately $198,000 and $179,000 during the three month periods ended March 31, 2004 and 2003, respectively.

The Company believes that the terms of the related party transactions described above are comparable to those available from unaffiliated third parties.

Note 7.  Long-Term Obligations

Long-Term Obligations consist of the following:

	March 31, 2004	December 31, 2003

Revolving credit facility	$30,000,000	$—
Bankers acceptances of acquired company
Due April 2004, interest at 2.94%	800,000	—
Due May 2004, interest at 2.94%	350,000	—
Capital lease obligations, payable in monthly installments through March 2009, interest at 7.64% to 7.75%	—	2,841,613
Notes payable to individuals in monthly installments through November 2010, interest at 3.5% to 10%	3,263,326	1,155,305
Various equipment notes, payable in monthly installments through July 2008, interest at various rates up to 9.5%, secured by related equipment	24,810	474
	34,438,136	3,997,392
Less current maturities	(1,458,308)	(1,553,274)

	$32,979,828	$2,444,118

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that matures in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. As a result, the Company recorded a loss of $346,000 in 2004 from the write-off of debt issuance costs related to the previous secured facility. The new revolving credit facility has a maximum availability of $75,000,000. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including without limitation a senior debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends, restrictions on the payment of other dividends and on purchases, redemptions and acquisitions of the Company’s stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios.  The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.375%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants at March 31, 2004 and December 31, 2003. The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at March 31, 2004 was 2.20%. Borrowings against the credit facility totaled $30,000,000 at March 31, 2004, and are classified as long-term obligations.

The Company’s previous secured credit facility consisted of a revolving line of credit (the “Revolving Facility”) with a maximum availability of $40,000,000 and a $20,000,000 term loan (“Term Loan A”). Term Loan A required scheduled quarterly repayments beginning December 31, 2002 with a final payment due on June 30, 2005, but was fully paid in October 2003. On February 20, 2003 the Company’s previous credit facility was amended to provide an additional term loan (“Term Loan B”) in the amount of $9,000,000. Term Loan B was scheduled to mature on February 20, 2004, but was fully paid in October 2003. There were no borrowings outstanding against the Revolving Facility at December 31, 2003.

During January 2004, the Company fully paid all the outstanding capital lease obligations as permitted under the contracts.  The Company recorded a gain of $49,000 from the early extinguishment of these capital lease obligations.

On January 28, 2004, as part of the consideration for a business acquisition, the Company issued a promissory note in the amount of $1,000,000.  The note is secured by certain real property owned by the Company.  The annual interest rate on the note is 3.5%. Monthly payments of interest and principal totaling $9,889 are required, with the remaining outstanding principal balance due in a lump sum payment on January 28, 2009.

On February 25, 2004, as part of the consideration for a business acquisition, the Company issued two promissory notes totaling $1,250,000.  The annual interest rate on the notes is 3.5% and interest is payable annually.  The notes mature on February 25, 2006.  At the option of the Company, the maturity of the notes may be extended to February 25, 2008.  The annual interest rate on the notes during the extension period would be 5%.

The Company assumed certain liabilities in connection with a business acquisition during the first quarter of 2004, including two bankers acceptances totaling $1,150,000.  The annual interest rate on the bankers’ acceptances, which mature during the second quarter of 2004, is 2.94%.

Note 8. Commitments and Contingencies

The Company has notified the lessors of various properties used in the Company's operations of its intent to exercise purchase options on those properties subsequent to March 31, 2004. The Company expects the purchase price of these properties during the remainder of 2004 will total approximately $6,800,000.

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

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share:

	Three Months Ended March 31,
	2004	2003

Net income	$5,634,914	$3,940,089

Denominator for basic earnings per share- Weighted-average shares outstanding	19,642,864	16,805,996
Effect of dilutive securities:
Stock options	935,894	272,081
Warrants	1,602,317	1,461,215
Denominator for diluted earnings per share- Adjusted weighted-average shares outstanding	22,181,075	18,539,292

Earnings per share, basic	$0.29	$0.23

Earnings per share, diluted	$0.25	$0.21

The following chart sets forth the number of employee stock options and warrants outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Three Months Ended March 31,
	2004	2003
Antidilutive securities:
Stock options	200,000	2,919,000
Warrants	100,000	263,318

Note 10.  Business Combinations

During 2003, the Company acquired a 100% equity interest in each of three automotive recycling businesses located in upstate New York, California and Nevada, respectively, for an aggregate of $3,486,000 in cash, of which $100,000 is to be paid subsequent to March 31, 2004, and 50,000 shares of the Company’s common stock. The business combinations enable the Company to serve new market areas.

During the first quarter of 2004, the Company acquired a 100% equity interest in each of three businesses (two in the recycled OEM automotive parts business and, on February 20, 2004, Global Trade Alliance, Inc., one of the largest suppliers of aftermarket collision automotive replacement parts in the Midwest) for an aggregate of $41,938,000 in cash, of which $2,300,000 is to be paid subsequent to March 31, 2004, and 123,296 shares of the Company’s common stock.  The acquisitions enable the Company to serve a new market area, become a significant provider of aftermarket automotive collision parts and become a provider of self-service retail automotive parts.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The purchase price was preliminarily allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition, pending final determination of certain acquired assets and liabilities.

The preliminary purchase price allocations for the acquisitions completed during the three months ended March 31, 2004 are as follows:

Receivables, net	$2,228,877
Inventory	7,671,582
Prepaid expenses	221,023
Property and equipment	4,881,657
Goodwill	35,901,594
Deferred tax assets	758,300
Other assets	69,463
Current liabilities assumed	(7,048,993)
Long-term obligations assumed	(495,279)
Notes issued (see Note 7)	(2,250,000)
Purchase price payable subsequent to March 31, 2004	(50,000)
Common stock issued	(2,250,000)

Cash used in acquisitions, net of cash acquired	$39,638,224

The following pro forma unaudited summary presents the effect of the businesses acquired during the quarter ended March 31, 2004 as though the businesses had been acquired as of January 1, 2003 and is based upon unaudited financial information of the acquired entities:

	Three Months Ended March 31,
(Unaudited)	2004	2003

Revenue as reported	$100,072,767	$79,255,916
Revenue of purchased businesses for the period prior to acquisition	8,503,500	13,565,000
Pro forma revenue	$108,576,267	$92,820,916

Net income as reported	$5,634,914	$3,940,089
Net income of purchased businesses for the period prior to acquisition	465,000	521,000
Pro forma net income	$6,099,914	$4,461,089

Earnings per share-basic
As reported	$0.29	$0.23
Effect of purchased businesses for the period prior to acquisition	0.02	0.03
Pro forma earnings per share-basic	$0.31	$0.26

Earnings per share-diluted
As reported	$0.25	$0.21
Effect of purchased businesses for the period prior to acquisition	0.02	0.03
Pro forma earnings per share-diluted	$0.27	$0.24

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The repair of automobiles includes the purchase of automotive replacement parts. Buyers of replacement parts have the option to purchase primarily from three sources: new parts produced by original equipment manufacturers, which are commonly known as OEM parts; new parts produced by companies other than the OEM’s, sometimes referred to generically as “aftermarket” parts; and recycled parts originally produced by OEM’s, which we refer to as recycled OEM products. We have historically sold primarily recycled OEM products. In February 2004 we expanded our product lines by acquiring Global Trade Alliance, Inc. (GTA), one of the largest suppliers of aftermarket collision automotive replacement parts in the Midwest.  GTA operates primarily under the trade names Action Crash Parts and Midwest Fender.

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

Internal growth is an important driver of our revenue and operating results. Since 1999, we have focused primarily on growing our sales and operating results within our existing organization. We have done so by developing our regional distribution networks and by creating overnight product transfers between our facilities to better leverage our inventory investment and to increase our ability to fill customer demand. We acquire salvage vehicles for dismantling from several sources, including salvage auctions, insurance companies and OEMs. We acquire most of our salvage vehicles from salvage auctions. A critical component of our operations is our ability to identify and value the recyclable parts on a damaged vehicle and rapidly determine the maximum price that we can pay for the salvage vehicle at auction in order to obtain our target margins on the resale of the recycled OEM products. Our ability to correctly assess the quality and ultimate sales prices for products when we purchase a salvage vehicle, as well as our ability to obtain the vehicle at a cost we determine to be reasonable in light of that assessment, directly impacts our profit margins subsequent to acquisition of the vehicle.

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

Sources of Revenue

Our revenue from the sale of automotive replacement products and related services has typically ranged between 90% and 92% of our total revenue. We sell the majority of our automotive replacement products to collision repair shops and mechanical repair shops. Our automotive replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, headlights and taillights. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new product prices and the age of the vehicle being repaired. The pricing for aftermarket collision automotive replacement parts is determined based on a number of factors, including availability, quality, demand, new OEM replacement part prices and competitor pricing.

In addition, approximately 8% to 10% of our revenue is obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales and the sale of extended warranty contracts.

When we obtain mechanical products from dismantled vehicles and determine they are damaged or when we have a surplus of a certain mechanical product type, we sell them in bulk to mechanical remanufacturers. The majority of these products are sorted by product type and model type. Examples of such products are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors. After we have recovered all the products we intend to resell, the remaining materials are crushed and sold to scrap processors.

We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts.

Cost of Goods Sold

Our cost of goods sold for recycled OEM product includes the price we pay for the salvage vehicle, as well as auction fees, towing and storage, where applicable. Our cost of goods sold also includes other inventoried costs such as labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to buying and dismantling account for approximately 9% of our salvage cost of goods sold. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

Our cost of goods sold for aftermarket collision automotive replacement parts includes the price we pay for the parts, freight and other inventoried costs such as labor, and other costs to acquire, including import fees and duties, where applicable. Our aftermarket collision automotive replacement parts are acquired from a number of vendors located both overseas and in the United States, with the majority located in Taiwan.

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

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during 2004 was as follows:

Balance as of December 31, 2003	$235,000
Warranty expense	481,000
Warranty claims	(445,000)
Balance as of March 31, 2004	$271,000

We also sell separately priced extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Expenses

Our facility and warehouse expenses primarily include our costs to operate our processing, redistribution, self-service and warehouse facilities. These costs include labor for both plant management and facility and warehouse personnel, facility rent, property and liability insurance, utilities and other occupancy costs.

Our distribution expenses primarily include our costs to deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, local delivery and transfer truck rentals and subcontractor costs, vehicle repairs and maintenance, insurance and fuel.

Our selling and marketing expenses primarily include our advertising, promotion and marketing costs, salary and commission expenses for sales personnel, sales training, telephone and other communication expenses, and bad debt expense. Personnel costs account for approximately 80% of our selling and marketing expenses. Most of our sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers needs and increase our sales volume. We are continually evaluating our sales force, developing and implementing training programs, and utilizing appropriate measurements to assess our selling effectiveness.

Our general and administrative expenses include primarily the costs of our corporate and regional offices that provide corporate and field management, treasury, accounting, legal, payroll, business development, human resources and information systems functions.

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

Revenue Recognition

We recognize and report revenue from the sale of automotive replacement products when they are shipped and title has transferred, subject to a reserve for returns, discounts and allowances that management estimates based upon historical information. A collision repair product would ordinarily be returned within a few days of shipment, while a mechanical repair product may take longer to be returned. Discounts may be earned based upon sales volumes, or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment.

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

Inventory Accounting

Salvage Inventory. Salvage inventory is recorded at the lower of cost or market. Our salvage inventory cost is established based on the price we pay for a vehicle, and includes buying, dismantling and, where applicable, auction fees and towing. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost percentage is derived from each facility’s historical vehicle sales, together with the costs for salvage vehicles purchased at auction or at contracted rates for salvage vehicles acquired under direct procurement arrangements.

Aftermarket Inventory.  Aftermarket inventory is recorded at the lower of average cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign companies, customs fees and transportation insurance are also included.

For all inventory, our inventory carrying value is adjusted regularly to reflect the age and current and anticipated demand for our products. If actual demand differs from our estimates, an adjustment to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. Our allowance for doubtful accounts at March 31, 2004 was approximately $1.5 million, which represents 5.6% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period of occurrence. A 10% change in the annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $100,000. Our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits and monitoring policies. We also have customers that pay for product at the time of delivery.

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

As a part of our adoption of SFAS 142, we utilize outside professionals in the valuation industry to validate the assumptions and overall methodology used to determine the fair value estimates. As of March 31, 2004, we had $86.7 million in goodwill that will be subject to future impairment tests. If we are required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no additional adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2003. A 10% decrease in the fair value estimates used in the fourth quarter of 2003 impairment test would not have changed this determination.

Impairment of Long-Lived Assets

We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. If our review indicates that the carrying value of long-lived assets is not recoverable, we reduce the carrying amount of the assets to fair value. We have had no adjustments to the carrying value of long-lived assets in 2004 or 2003.

Self-Insurance Programs

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase individual stop-loss insurance coverage that limits our exposure on specific claims as well as aggregate stop-loss insurance coverage that limits our total exposure to employee medical claims. We also self-insure for a portion of automobile, general liability and workers compensation claims. We have purchased stop-loss insurance coverage that limits our exposure to both individual claims as well as our overall claims. The cost of the stop-loss insurance is expensed over the contract periods.

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the current policy years, we would have an additional expense of approximately $2.4 million on an annual basis.

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

Accounting for Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.2 million as of March 31, 2004 and 2003, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (subsequently revised in December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 was effective for all variable interest entities or potential variable interest entities for periods ended after December 15, 2003. Application for all other types of entities was required in financial statements for periods ended after March 15, 2004. We have reviewed the interpretation and determined that its implementation will not have an impact on our consolidated financial position, results of operations or cash flows.

Acquisitions

During 2003, we acquired three automotive recycling businesses located in upstate New York, California and Nevada, respectively, for an aggregate of approximately $3.5 million in cash and 50,000 redeemable shares of our common stock. The business combinations enable us to serve new market areas.

In the first quarter of 2004, we completed three acquisitions (two in the recycled OEM automotive parts business and one in the aftermarket automotive parts business) for an aggregate of approximately $41.9 million in cash and 123,296 shares of our common stock. These acquisitions enable us to serve new markets, become a significant provider of aftermarket automotive collision parts and become a provider of self-service retail automotive parts.

Segment Reporting

All of our operations through March 31, 2004 were conducted in the United States. We manage our operations geographically. Because over 90% of our revenue and earnings are derived from, and over 90% of our assets are used in, our automotive replacement parts operations, we have concluded that our business activities fall into one reportable segment.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
Statement of Operations Data:	2004	2003
Revenue	100.0%	100.0%
Cost of goods sold	53.0%	52.7%
Gross margin	47.0%	47.3%
Facility and warehouse expenses	10.7%	12.2%
Distribution expenses	10.7%	10.3%
Selling, general and administrative expenses	14.2%	14.2%
Depreciation and amortization	1.5%	1.7%
Operating income	9.9%	8.9%
Income before provision for income taxes	9.4%	8.3%
Provision for income taxes	3.8%	3.3%
Net income	5.6%	5.0%

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Revenue.  Our revenue increased 26.3% to $100.1 million for the three month period ended March 31, 2004, from $79.3 million for the comparable period of 2003. The increase in revenue is primarily due to the higher volume of products sold. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. We increased the number of wholesale customers we served by approximately 13% over the first quarter of 2003. We also completed three business acquisitions in the first quarter of 2004. The revenue growth attributable to business acquisitions accounted for approximately $7.3 million of total revenue in the three month period ended March 31, 2004.

Cost of Goods Sold.  Our cost of goods sold increased 27.0% to $53.1 million for the three month period ended March 31, 2004, from $41.8 million for the comparable period of 2003. As a percentage of revenue, cost of goods sold increased from 52.7% to 53.0%. The increase in cost of goods sold was primarily due to increased volume of products sold.

Gross Margin.  Our gross margin increased 25.5% to $47.0 million for the three month period ended March 31, 2004, from $37.5 million for the comparable period of 2003. As a percentage of revenue, gross margin decreased from 47.3% to 47.0%. Our gross margin increased primarily due to increased volume. Our gross margin as a percentage of revenue decreased due primarily to GTA’s gross margin of 44.3% on approximately

$5.5 million in revenue as well as higher revenue growth in certain markets that have historically had lower gross margins as a percentage of revenue.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 10.6% to $10.7 million for the three month period ended March 31, 2004 from $9.7 million for the comparable period of 2003. As a percentage of revenue, facility and warehouse expenses decreased from 12.2% to 10.7%. Our 2004 acquisitions accounted for $0.8 million of the increase in facilities and warehouse expenses. The remaining increase is due primarily to higher wages from an increase in the number of employees and higher costs of property insurance. Property insurance rates were considerably higher when renewed in the second quarter of 2003 but had stabilized when renewed in the second quarter of 2004.

Distribution Expenses.  Distribution expenses increased 31.4% to $10.7 million for the three month period ended March 31, 2004 from $8.1 million for the comparable period of 2003. As a percentage of revenue, distribution expenses increased from 10.3% to 10.7%. Our 2004 acquisitions accounted for $0.9 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of transfer routes and local delivery trucks by approximately 12.0%. We also converted five small internally operated transfer routes to large tractor trailer routes operated by third parties as a result of a 38% increase in parts volume between our facilities. In addition, higher wages from an increase in the number of employees, increased fuel usage, truck rentals, freight costs and vehicle insurance costs accounted for a portion of the growth in distribution expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 26.3% to $14.2 million for the three month period ended March 31, 2004 from $11.2 million for the comparable period of 2003. As a percentage of revenue, selling, general and administrative expenses remained constant at 14.2%. Our 2004 acquisitions accounted for $0.7 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to labor and labor-related expenses. Our selling expenses tend to rise as revenue increases due to our commissioned inside sales force. In addition, costs in 2004 were higher than in 2003 related primarily to higher levels of salaried outside sales staff, and increased advertising and promotion activities. Finally, we incurred approximately $0.6 million in higher premiums for directors’ and officers’ liability insurance and higher accounting fees and other costs in connection with being a public company. We expect these increased costs associated with being a public company to continue in 2004, including additional costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization.  Depreciation and amortization increased 11.7% to $1.5 million for the three month period ended March 31, 2004 from $1.3 million for the comparable period of 2003. As a percentage of revenue, depreciation and amortization decreased from 1.7% to 1.5%. Our 2004 acquisitions accounted for $0.1 million of the increase in depreciation and amortization expense. Increased levels of property and equipment account for the remaining increase in depreciation and amortization expense in 2004 compared to 2003.

Operating Income.  Operating income increased 40.5% to $9.9 million for the three month period ended March 31, 2004 from $7.0 million for the comparable period of 2003. As a percentage of revenue, operating income increased from 8.9% to 9.9%.

Other (Income) Expense.  Net other expense decreased 5.6% to $0.4 million for the three month period ended March 31, 2004 from $0.5 million for the comparable period of 2003. As a percentage of revenue, net other expense decreased from 0.6% to 0.4%. Net interest expense decreased 6.7% to $0.5 million for the three month period ended March 31, 2004, from $0.6 million for the comparable period of 2003. Included in interest expense in 2004 is $0.3 million in debt issuance costs that were written off. These costs were attributable to our previous secured bank credit facility that was terminated in February 2004. See “Liquidity and Capital Resources” below for further discussion of changes in our bank credit facilities.

Provision for Income Taxes.  The provision for income taxes increased 44.7% to $3.8 million for the three month period ended March 31, 2004 from $2.6 million for the comparable period of 2003 due to improved operating results. Our effective income tax rate was 40.2% for 2004 and 40.0% for 2003. The increase in our effective tax rate was due primarily to changes in the distribution of our taxable income for state income tax purposes.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are our cash flow from operations and our credit facility. At March 31, 2004, we had cash and equivalents amounting to $3.7 million and $45 million available under our unsecured bank credit facility.  Based on our current plan, we expect to generate positive cash flow from operations for 2004 and believe that cash flow from operations and availability under our bank credit facility will be adequate to fund our short term liquidity needs.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 22,750 and 19,600 wholesale salvage vehicles in the three month periods ended March 31, 2004 and 2003, respectively.

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

Net cash provided by operating activities totaled $5.9 million for the three month period ended March 31, 2004, compared to $5.1 million for the comparable period of 2003. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included an increase in receivables and inventory and a decrease in payables and other noncurrent liabilities, partially offset by a decrease in prepaid expenses and other assets, and increases in accrued expenses, income taxes payable, and deferred revenue. The increase in receivables was due to our increased sales volumes. Our inventory increased primarily due to our efforts to increase our backlog of salvage vehicles while supplies were plentiful at the salvage auctions over the winter months. We will dismantle these cars over the spring and summer months when fewer salvage vehicles are typically available at the same cost levels. The decrease in payables is due primarily to the timing of payments for certain facility construction projects and information systems licenses. Prepaid expenses and other assets decreased primarily due to amortization of our prepaid directors’ and officers’ liability insurance and a net reduction in debt issuance costs. Accrued expenses increased primarily due to increases in our self-insurance reserves. Income taxes payable increased due primarily to our higher levels of taxable income. Deferred revenue increased primarily due to higher sales of extended warranty contracts.

Net cash used in investing activities totaled $46.9 million for the three month period ended March 31, 2004, compared to $4.2 million for the comparable period of 2003. We invested $39.6 million in three acquisitions in 2004 compared to $2.9 million in three acquisitions in the comparable period of 2003.  Net property and equipment purchases increased $5.3 million in 2004, due primarily to exercises of purchase options on leased facilities and investments in facility expansions. We also exercised a warrant for $0.7 million in 2004.  See Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for further discussion.

Net cash provided by financing activities totaled $28.7 million for the three month period ended March 31, 2004, compared to $0.1 million for the comparable period of 2003. Exercises of stock options and warrants provided $1.8 million in 2004. We borrowed $30.0 million under our bank credit facility in 2004 primarily to fund acquisitions, while we repaid $2.9 million of long-term debt obligations. We also used $0.2 million in 2004 for debt issuance costs related to our new unsecured credit facility. In the three month period ended March 31, 2003 we borrowed $4.5 million under our revolving credit facility and $9.0 million under a new term loan. The proceeds from these borrowings were used to repurchase two million shares of our common stock for $12.0 million, make a regularly scheduled term loan payment of $1.3 million and repay $0.1 million of long-term debt obligations.

On February 17, 2004, we entered into a new unsecured revolving credit facility that matures in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new revolving credit facility has a maximum availability of $75.0 million. In order to make any borrowing under the revolving credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on our payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.375%, on the other hand, at our option. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

We may in the future borrow additional amounts under our revolving credit facility or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire businesses and redistribution facilities, to expand and improve existing facilities, to purchase property, equipment and inventory, and for working capital.

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

On January 28, 2004, as part of the consideration for a business acquisition, the Company issued a promissory note in the amount of $1,000,000.  The note is secured by certain real property owned by the Company.  The annual interest rate on the note is 3.5%. Monthly payments of interest and principal totaling $9,889 are required, with the remaining outstanding principal balance due in a lump sum payment on January 28, 2009.

On February 25, 2004, as part of the consideration for a business acquisition, the Company issued two promissory notes totaling $1,250,000.  The annual interest rate on the notes is 3.5% and interest is payable annually.  The notes mature on February 25, 2006.  At the option of the Company, the maturity of the notes may be extended to February 25, 2008.  The annual interest rate on the notes during the extension period would be 5%.

The Company assumed certain liabilities in connection with a business acquisition during the first quarter of 2004, including two bankers acceptances totaling $1,150,000.  The annual interest rate on the bankers acceptances, which mature during the second quarter of 2004, is 2.94%.

We estimate that our capital expenditures for calendar 2004 will be approximately $30.0 million, excluding business acquisitions. We expect to use approximately $12.0 million to exercise options to acquire leased facilities and approximately $18.0 million for asset replacements, construction of new start up facilities, systems development projects and expansion of current facilities. As of May 12, 2004, debt under our credit facility totaled approximately $33.0 million.

We believe that our current cash and equivalents, cash provided by operating activities and funds available under our existing credit facility will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our current credit facility, if needed, would be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results and financial condition.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things:

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

Other matters set forth in this Quarterly Report may also cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or IBOR. As of March 31, 2004 we had $30 million outstanding related to this credit facility.  Our previous secured credit facility required that we enter into an interest rate swap agreement to mitigate our interest rate risk on a portion of the balance outstanding.  We do not however, as a matter of policy, enter into hedging contracts for trading or speculative purposes.  The swap agreement has not been designated as a hedging instrument and, as a result, changes in the fair value of the swap agreement are included in current period earnings.  The swap agreement, which expires on August 22, 2004, has a notional amount of $10 million under which we pay a fixed rate of interest of 2.65% and receive payments based upon variable rates.  We recorded a non-cash credit of $30,000 and a non-cash charge of $18,000 during the three months ended March 31, 2004 and 2003, respectively, related to the change in fair value of the interest rate swap agreement.

The Company is also exposed to currency fluctuations with respect to the purchase of aftermarket parts in Taiwan.  While all transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the purchase price of aftermarket parts.  The Company might not be able to pass on any price increases to customers.  Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

Item 4. Controls and Procedures

As of March 31, 2004, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a)                                  Not applicable.

(b)                                 Not applicable.

(c)           During the quarterly period ended March 31, 2004, we issued the following unregistered securities in the transactions described below:

(i)                                     upon reliance on the exemption provided in Section 4(2) of the Securities Act of 1933, we issued an aggregate of 26,054 shares of common stock upon exercises of warrants for an aggregate consideration of $52,108; and

(ii)                                  upon reliance on the exemption provided by Regulation D promulgated under the Securities Act of 1933, we issued an aggregate of 123,296 shares of common stock as part of the consideration for the acquisition of three businesses.

(d)                                 Not applicable.

(e)                                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description of Exhibit

10.1

Office Lease for 120 North LaSalle Street, Suite 3300, Chicago, Illinois by and between the Prudential Insurance Company of America, as Landlord, and LKQ Corporation, as Tenant, dated as of February 18, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

On February 24, 2004, we filed a Current Report on Form 8-K under Item 5 in connection with (i) our acquisition of Global Trade Alliance, Inc., and (ii) the completion of our new credit facility.

On February 26, 2004, we furnished a Current Report on Form 8-K under Item 12 in connection with the release of our fourth quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2004.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President – Finance and Controller
(Principal Accounting Officer)