Form 10-Q
period 2004-06-30
LKQ CORP
filed 2004-08-11
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

At August 2, 2004 the registrant had issued and outstanding an aggregate of 20,176,450 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and equivalents	$1,962,736	$16,081,525
Receivables, net	26,073,403	22,542,049
Inventory	68,090,539	54,003,694
Deferred income taxes	1,195,900	421,600
Prepaid expenses	2,711,867	2,656,567

Total Current Assets	100,034,445	95,705,435

Property and Equipment, net	63,424,866	43,892,930
Intangibles
Goodwill	88,803,106	50,799,361
Other intangibles, net	42,692	46,910
Deferred Income Taxes	6,374,200	8,555,700
Other Assets	5,381,487	4,153,572

Total Assets	$264,060,796	$203,153,908

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,024,640	$6,831,288
Accrued expenses
Accrued payroll-related liabilities	5,765,915	4,661,126
Accrued procurement liability	1,047,000	1,179,000
Other accrued expenses	7,471,768	5,266,813
Deferred revenue	2,266,744	2,029,572
Current portion of long-term obligations	310,413	1,553,274

Total Current Liabilities	24,886,480	21,521,073

Long-Term Obligations, Excluding Current Portion	42,052,800	2,444,118

Other Noncurrent Liabilities	4,415,987	4,561,084

Redeemable Common Stock, $0.01 par value, 50,000 shares issued	617,027	617,027

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,117,464 and 19,476,831 shares issued at June 30, 2004 and December 31, 2003, respectively	201,175	194,768
Additional paid-in capital	198,592,860	191,602,265
Warrants	464,505	507,962
Retained earnings (Accumulated deficit)	(8,455,233)	(19,432,889)
Accumulated other comprehensive income	1,285,195	1,138,500

Total Stockholders’ Equity	192,088,502	174,010,606

Total Liabilities and Stockholders’ Equity	$264,060,796	$203,153,908

See notes to unaudited consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$104,878,203	$81,017,159	$204,950,970	$160,273,075

Cost of goods sold	55,437,060	42,672,467	108,514,196	84,475,439

Gross margin	49,441,143	38,344,692	96,436,774	75,797,636

Facility and warehouse expenses	11,800,545	9,481,930	22,528,828	19,180,828

Distribution expenses	11,733,773	8,644,141	22,427,500	16,781,886

Selling, general and administrative expenses	15,039,983	11,476,831	29,246,674	22,726,374

Depreciation and amortization	1,716,612	1,398,177	3,221,842	2,745,205

Operating income	9,150,230	7,343,613	19,011,930	14,363,343

Other (income) expense:
Interest expense	275,329	639,357	811,724	1,202,449
Interest income	(3,471)	(4,333)	(21,053)	(11,262)
Other (income) expense, net	(59,370)	(62,482)	(146,397)	(161,004)

Total other expense	212,488	572,542	644,274	1,030,183

Income before provision for income taxes	8,937,742	6,771,071	18,367,656	13,333,160

Provision for income taxes	3,595,000	2,652,000	7,390,000	5,274,000

Net income	$5,342,742	$4,119,071	$10,977,656	$8,059,160

Basic net income per share	$0.27	$0.27	$0.55	$0.51

Diluted net income per share	$0.24	$0.25	$0.49	$0.46

See notes to unaudited consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,977,656	$8,059,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,221,842	2,745,205
(Gain) loss on sale of property and equipment	37,876	(76,730)
Equity-related compensation expense	22,500	15,000
Deferred compensation expense	—	43,750
Write-off of debt issuance costs	345,819	—
Deferred income taxes	1,891,400	587,800
Gain on early extinguishment of debt	(49,302)	—
(Gain) loss on interest rate swap	(70,360)	7,803
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(1,274,193)	(1,431,021)
Inventory	(4,977,323)	(381,164)
Prepaid expenses and other assets	(121,333)	(584,739)
Accounts payable	(3,131,816)	292,347
Accrued expenses	1,739,453	246,760
Income taxes payable	180,866	302,629
Deferred revenue	210,267	35,606
Other noncurrent liabilities	(374,784)	446,332

Net cash provided by operating activities	8,628,568	10,308,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,160,331)	(2,963,841)
Proceeds from sale of property and equipment	34,034	90,045
Expenditures for intangible assets	(3,015)	—
Purchase of investment securities	(650,000)	—
Cash used in acquisitions	(43,443,260)	(3,284,526)

Net cash used in investing activities	(60,222,572)	(6,158,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	2,438,054	127,500
Proceeds from exercise of warrants	425,010	—
Debt issuance costs	(248,509)	(129,195)
Net borrowings under line of credit	39,000,000	14,000,000
Borrowings under term loans	—	9,000,000
Repayments under term loans	—	(2,500,000)
Repayments of long-term debt obligations	(4,139,340)	(211,147)
Repurchase of common stock		(22,902,486)

Net cash provided by (used in) financing activities	37,475,215	(2,615,328)

Net increase (decrease) in cash and equivalents	(14,118,789)	1,535,088

Cash and equivalents, beginning of period	16,081,525	584,477

Cash and equivalents, end of period	$1,962,736	$2,119,565
Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$2,379,186	$200,000
Stock issued in connection with business acquisitions	3,375,386	—
Redeemable common stock issued in connection with business acquisition	—	617,027
Repurchase and retirement of common stock in exchange for sale of assets	—	(560,000)
Cash paid for income taxes, net of refunds	5,979,286	4,370,150
Cash paid for interest	352,970	1,038,874

See notes to unaudited consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

	Common Stock				Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Amount	Additional Paid-In Capital	Warrants

BALANCE, December 31, 2003	19,476,831	$194,768	$191,602,265	$507,962	$(19,432,889)	$1,138,500	$174,010,606

Net income	—	—	—	—	10,977,656		10,977,656

Unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	153,600	153,600

Foreign currency translation	—	—	—	—	—	(6,905)	(6,905)

Total comprehensive income	—	—	—	—	—	—	11,124,351

Stock issued in acquisitions	186,698	1,867	3,373,519	—	—	—	3,375,386

Stock issued as director compensation	1,250	13	22,487	—	—	—	22,500

Exercise of stockholder guarantor warrants	212,505	2,125	466,342	(43,457)	—	—	425,010

Exercise of stock options, including related tax benefits of $693,000	240,180	2,402	3,128,247	—	—	—	3,130,649

BALANCE, June 30, 2004	20,117,464	$201,175	$198,592,860	$464,505	$(8,455,233)	$1,285,195	$192,088,502

See notes to unaudited consolidated financial statements.

LKQ Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1.  Interim Financial Statements

The accompanying Unaudited Consolidated Financial Statements include the accounts of LKQ Corporation and its subsidiaries (the “Company”).  All significant intercompany transactions and accounts have been eliminated.  The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. Accordingly, certain information related to the Company’s significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates have been condensed or omitted. These Unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position, cash flows and results of operations of the Company for the periods presented.

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

An aftermarket part is a new automotive part manufactured by a company other than the original equipment manufacturer (OEM).  Aftermarket inventory is recorded at the lower of cost or market. Cost is established based upon the average price for purchased parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign companies, customs fees and transportation insurance are also included.

For all inventory, carrying value is adjusted regularly to reflect the age of the inventory and current anticipated demand.  If actual demand differs from management estimates, an adjustment to inventory carrying value would be necessary in the period such determination is made.

Inventory consists of the following:

	June 30, 2004	December 31, 2003

Salvage parts	$57,504,829	$50,348,336
Aftermarket parts	7,273,760	—
Cores	3,311,950	3,655,358

	$68,090,539	$54,003,694

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete.  The changes in the carrying amount of goodwill during the six months ended June 30, 2004 are as follows:

Total

Balance as of December 31, 2003	$50,799,361
Business acquisitions	38,003,745

Balance as of June 30, 2004	$88,803,106

Investments

In March 2004, the Company exercised its warrant to purchase 100,000 common shares of Keystone Automotive Industries, Inc. at $6.50 per share. The shares are restricted and therefore must either be registered or held for a period of one year in accordance with applicable securities laws.  The Company classifies this investment as an available-for-sale investment security under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the Company has included the investment at its fair value of $2,789,000 in Other Assets at June 30, 2004, with the unrealized gain of $2,139,000 excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes of $846,900.

Segment Reporting

Over 99% of the Company’s operations are conducted in the United States. During the quarter ended June 30, 2004, the Company acquired a recycled automotive parts business with locations in Guatemala and Costa Rica. Revenue generated and property located outside of the United States are not material.  The Company manages its operations geographically. Because over 90% of the Company’s revenue and earnings are derived from, and over 90% of all assets are used in, its automotive replacement parts operations, the Company has concluded that its business activities fall into one reportable segment.

Foreign Currency Translation

For the Company’s foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statement of operations amounts are translated to U.S. dollars using average exchange rates during the period.  Translation gains and losses are reported as a component of Accumulated other comprehensive income in Stockholders’ Equity. Gains and losses from foreign currency transactions are included in current earnings.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (subsequently revised in December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 was effective for all variable interest entities or potential variable interest entities for periods ended after December 15, 2003. Application for all other types of entities was required in financial statements for periods ended after March 15, 2004. The Company has reviewed the interpretation and determined that its implementation will not have an impact on its consolidated financial position, results of operations or cash flows.

Note  3.  Capital Structure

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

In February 2003, the Company repurchased 2,000,000 shares of its common stock from existing stockholders, including 1,878,684 shares repurchased from AutoNation, Inc., the Company’s largest stockholder at that time, for a total of $12,000,000 in cash.  The Company partially funded the stock repurchase by obtaining a $9,000,000 term loan.

In May 2003, the Company repurchased 1,557,498 shares of its common stock from existing stockholders, including 1,500,000 shares repurchased from AutoNation, Inc., for a total of $10,902,486 in cash.  The Company partially funded the stock repurchase by borrowing an additional $9,000,000 against an existing revolving credit facility.

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

Note 4.  Stock-Based Compensation

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$5,342,742	$4,119,071	$10,977,656	$8,059,160
Less: Total stock-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(392,311)	(312,385)	(1,044,776)	(624,219)

Pro forma net income	$4,950,431	$3,806,686	$9,932,880	$7,434,941

Net income per share:
Basic - as reported	$0.27	$0.27	$0.55	$0.51
Basic - pro forma	$0.25	$0.25	$0.50	$0.47

Diluted - as reported	$0.24	$0.25	$0.49	$0.46
Diluted - pro forma	$0.22	$0.23	$0.44	$0.42

The fair value of options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2004	2003

Expected life (in years)	7.5	7.5
Risk-free interest rate	3.7%	4.0%
Volatility (1)	40.0%	0%
Dividend yield	0%	0%

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

Using a Black-Scholes option pricing model with the above assumptions, the weighted average estimated fair value of employee stock options granted for the six months ended June 30, 2004 and 2003 was $9.04 and $1.52 per share, respectively.  For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over its vesting period.

Note 5.  Equity Incentive Plans

A summary of transactions in the Company’s stock-based compensation plans for the six months ended June 30, 2004 is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price

Balance, December 31, 2003	1,697,750	3,638,195	$10.23

Granted	(628,500)	628,500	18.24
Exercised	—	(240,180)	10.15
Cancelled	7,500	(7,500)	12.43

Balance, June 30, 2004	1,076,750	4,019,015	$11.48

The following table summarizes information about outstanding and exercisable stock options at June 30, 2004:

			Outstanding			Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of				Contractual	Exercise		Exercise
Exercise Prices			Options	Life (Yrs)	Price	Options	Price

$ 1.00	-	$ 3.00	422,900	6.4	$2.87	189,500	$2.72
8.00	-	10.00	1,494,565	7.0	8.77	713,070	9.24
12.50	-	15.00	1,470,250	6.0	13.82	1,214,000	13.83
15.83	-	18.87	631,300	9.6	18.22	400	15.83

			4,019,015	7.0	$11.48	2,116,970	$11.29

Stock options expire 10 years from the date they are granted. Options granted under the Equity Incentive Plan and the CEO Plan generally vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant.

Note 6.  Related-Party Transactions

The Company subleases its corporate office space from an entity owned by one of its principal stockholders for a percentage of the rent that is charged to that entity. The sublease expired on July 31, 2004. The total amounts paid to this entity were approximately $140,000 and $122,000 during the six month periods ended June 30, 2004 and 2003, respectively.

A corporation owned by the Company’s Chairman of the Board, who is one of the Company’s principal stockholders, owns private aircraft that the Company uses from time to time for business trips. The Company reimburses this corporation for out-of-pocket and other related flight expenses, as well as for other direct expenses incurred.  There were no amounts paid to this corporation during either of the six month periods ended June 30, 2004 or 2003.

The Company sells products to various repair facilities owned by a company that was previously one of the Company’s principal stockholders. The amount of such sales totaled approximately $1,300,000 during the six month period ended June 30, 2003. This company ceased being a stockholder in October 2003.

In connection with the acquisitions of several businesses, the Company entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in its salvage operations. Typical lease terms include an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. The Company also maintains the right of first refusal concerning the sale of the leased property. Lease payments to a principal stockholder who became an officer of the Company after the acquisition of his business were approximately $397,000 and $357,000 during the six month periods ended June 30, 2004 and 2003, respectively.

The Company believes that the terms of the related party transactions described above are comparable to those available from unaffiliated third parties.

Note 7.  Long-Term Obligations

Long-Term Obligations consist of the following:

	June 30, 2004	December 31, 2003

Revolving credit facility	$39,000,000	$—
Capital lease obligations, payable in monthly installments through March 2009, interest at 7.64% to 7.75%	—	2,841,613
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10%	3,340,277	1,155,305
Various equipment notes, payable in monthly installments through July 2008, interest at various rates up to 9.5%, secured by related equipment	22,936	474
	42,363,213	3,997,392
Less current maturities	(310,413)	(1,553,274)

	$42,052,800	$2,444,118

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that matures in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. As a result, the Company recorded a loss before taxes of $346,000 in 2004 from the write-off of debt issuance costs related to the previous secured facility. The new revolving credit facility has a maximum availability of $75,000,000. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including without limitation a senior debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends, restrictions on the payment of other dividends and on purchases, redemptions and acquisitions of the Company’s stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios.  The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.375%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants at June 30, 2004 and December 31, 2003. The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at June 30, 2004 was 2.37%. Borrowings against the credit facility totaled $39,000,000 at June 30, 2004, and are classified as long-term obligations.

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

During January 2004, the Company fully paid all the outstanding capital lease obligations as permitted under the contracts.  The Company recorded a gain of $49,000 before taxes from the early extinguishment of these capital lease obligations.

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

On June 10, 2004, as part of the consideration for a business acquisition, the Company issued a promissory note in the amount of $129,186.  The annual interest rate on the note is 3.0% and the note, along with accrued interest, is payable at maturity on June 10, 2006.

The Company assumed certain liabilities in connection with a business acquisition during the first quarter of 2004, including two bankers acceptances totaling $1,150,000.  The annual interest rate on the bankers acceptances, which were fully paid during the second quarter of 2004, was 2.94%.

Note 8. Commitments and Contingencies

The Company has entered into a contract for the purchase of property to be used in its salvage operations. The Company expects the purchase price of this property will total approximately $705,000.

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

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$5,342,742	$4,119,071	$10,977,656	$8,059,160

Denominator for basic earnings per share- Weighted-average shares outstanding	20,051,167	14,996,397	19,847,016	15,896,198
Effect of dilutive securities:
Stock options	912,403	258,370	923,982	265,188
Warrants	1,500,045	1,461,215	1,551,240	1,461,215
Denominator for diluted earnings per share-Adjusted weighted-average shares outstanding	22,463,615	16,715,982	22,322,238	17,622,601

Earnings per share, basic	$0.27	$0.27	$0.55	$0.51

Earnings per share, diluted	$0.24	$0.25	$0.49	$0.46

The following chart sets forth the number of employee stock options and warrants outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Antidilutive securities:
Stock options	200,000	2,919,000	200,000	2,919,000
Warrants	100,000	263,318	100,000	263,318

Note 10.  Business Combinations

During 2003, the Company acquired a 100% equity interest in each of three automotive recycling businesses for an aggregate of $3,486,000 in cash, of which $100,000 is to be paid subsequent to June 30, 2004, and 50,000 shares of the Company’s common stock. The business combinations enable the Company to serve new market areas.

During the six month period ended June 30, 2004, the Company acquired a 100% equity interest in each of five businesses (four in the recycled OEM automotive parts business and, on February 20, 2004, Global Trade Alliance, Inc., one of the largest suppliers of aftermarket collision automotive replacement parts in the Midwest) for an aggregate of $45,872,000 in cash, of which $2,429,000 is to be paid subsequent to June 30, 2004, and 186,698 shares of the Company’s common stock.  The acquisitions enable the Company to serve new market areas, become a significant provider of aftermarket automotive collision parts and become a provider of self-service retail automotive parts.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The purchase price was preliminarily allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition, pending final determination of certain acquired assets and liabilities.

The preliminary purchase price allocations for the acquisitions completed during the six months ended June 30, 2004 are as follows:

Receivables, net	$2,257,161
Inventory	9,109,522
Prepaid expenses	292,634
Property and equipment	6,658,124
Goodwill	38,003,745
Deferred tax assets	758,300
Other assets	69,463
Current liabilities assumed	(7,406,306)
Long-term obligations assumed	(494,811)
Notes issued (see Note 7)	(2,379,186)
Purchase price payable at June 30, 2004	(50,000)
Common stock issued	(3,375,386)

Cash used in acquisitions, net of cash acquired	$43,443,260

The following pro forma summary presents the effect of the businesses acquired during the six month period ended June 30, 2004 as though the businesses had been acquired as of January 1, 2003 and is based upon unaudited financial information of the acquired entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue as reported	$104,878,203	$81,017,159	$204,950,970	$160,273,075
Revenue of purchased businesses for the period prior to acquisition	1,047,273	14,034,548	11,459,197	29,313,869
Pro forma revenue	$105,925,476	$95,051,707	$216,410,167	$189,586,944

Net income as reported	$5,342,742	$4,119,071	$10,977,656	$8,059,160
Net income (loss) of purchased businesses for the period prior to acquisition	(3,100)	59,200	490,200	596,500
Pro forma net income	$5,339,642	$4,178,271	$11,467,856	$8,655,660

Earnings per share-basic
As reported	$0.27	$0.27	$0.55	$0.51
Effect of purchased businesses for the period prior to acquisition	0.00	0.01	0.03	0.03
Pro forma earnings per share-basic	$0.27	$0.28	$0.58	$0.54

Earnings per share-diluted
As reported	$0.24	$0.25	$0.49	$0.46
Effect of purchased businesses for the period prior to acquisition	0.00	0.00	0.02	0.03
Pro forma earnings per share-diluted	$0.24	$0.25	$0.51	$0.49

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The repair of automobiles includes the purchase of automotive replacement parts. Buyers of replacement parts have the option to purchase primarily from three sources: new parts produced by original equipment manufacturers, which are commonly known as OEM parts; new parts produced by companies other than the OEM’s, sometimes referred to generically as “aftermarket” parts; and recycled parts originally produced by OEM’s, which we refer to as recycled OEM products. We have historically sold primarily recycled OEM products. In February 2004, we expanded our product lines by acquiring Global Trade Alliance, Inc. (GTA), one of the largest suppliers of aftermarket collision automotive replacement parts in the Midwest.  GTA operates under the trade name Action Crash Parts.

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

•                                          fluctuations in fuel prices;

•                                          changes in the demand for our product and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•                                          the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure; and

•                                          declines in the value of our assets.

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

Cost of Goods Sold

Our cost of goods sold for recycled OEM product includes the price we pay for the salvage vehicle, as well as auction fees, towing and storage, where applicable. Our cost of goods sold also includes other inventoried costs such as labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to buying and dismantling account for approximately 10% of our salvage cost of goods sold. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

Our cost of goods sold for aftermarket collision automotive replacement parts includes the price we pay for the parts, freight and other inventoried costs such as labor, and other costs to acquire, including import fees and duties, where applicable. Our aftermarket collision automotive replacement parts are acquired from a number of vendors located both overseas and in the United States, with the majority of our overseas vendors located in Taiwan.

Our revenue from products that we obtain from third party recyclers to sell to our customers, which we refer to as brokered product sales, ranges from 8% to 9% of our total revenue. We purchase these products when we do not have them available in our own inventory. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during 2004 was as follows:

Balance as of December 31, 2003	$235,000
Warranty expense	945,000
Warranty claims	(900,000)
Balance as of June 30, 2004	$280,000

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

Our selling and marketing expenses primarily include our advertising, promotion and marketing costs, salary and commission expenses for sales personnel, sales training, telephone and other communication expenses, and bad debt expense. Personnel costs account for approximately 77% to 80% of our selling and marketing expenses. Most of our sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers needs and increase our sales volume. We are continually evaluating our sales force, developing and implementing training programs, and utilizing appropriate measurements to assess our selling effectiveness.

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

Revenue Recognition

We recognize and report revenue from the sale of automotive replacement products when they are shipped and title has transferred, subject to a reserve for returns, discounts and allowances that management estimates based upon historical information. A collision repair product would ordinarily be returned within a few days of shipment, while a mechanical repair product may take longer to be returned. Discounts may be earned based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment.

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

Aftermarket Inventory.  Aftermarket inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign companies, customs fees and transportation insurance are also included.

For all inventory, our inventory carrying value is adjusted regularly to reflect the age and current and anticipated demand for our products. If actual demand differs from our estimates, an adjustment to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. Our allowance for doubtful accounts at June 30, 2004 was approximately $1.4 million, which represents 5.2% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period of occurrence. A 10% change in the annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $100,000. Our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits and monitoring policies. We also have certain customers that pay for product at the time of delivery.

Goodwill Impairment

We record goodwill as a result of our acquisitions. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we refer to as SFAS 142, that requires us to analyze our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests on an annual basis and between annual tests whenever events may indicate that an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.

We utilize outside professionals in the valuation industry to validate the assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of June 30, 2004, we had $88.8 million in goodwill that will be subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2003. A 10% decrease in the fair value estimates used in the fourth quarter of 2003 impairment test would not have changed this determination.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the current policy years, we would have an additional expense of approximately $2.3 million on an annual basis.

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims and other commitments and from a variety of environmental and pollution control laws and regulations. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We determine the amount of reserves, if any, with the assistance of our outside legal counsel. We regularly evaluate current information available to us to determine whether the accruals should be adjusted. If the amount of an actual loss were greater than the amount we have accrued, this would have an adverse impact on our operating results in the period that the loss occurred. If the loss contingency is subsequently determined to no longer be probable, the amount of loss contingency previously accrued would be included in our operating results in the period such determination was made.

Accounting for Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.3 million and $0.1 million as of June 30, 2004 and 2003, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

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

Acquisitions

During 2003, we acquired three automotive recycling businesses located in upstate New York, California and Nevada, respectively, for an aggregate of approximately $3.5 million in cash and 50,000 redeemable shares of our common stock. The business combinations enabled us to serve new market areas.

In the first quarter of 2004, we completed three acquisitions (two in the recycled OEM automotive parts business and one in the aftermarket automotive parts business) for an aggregate of approximately $41.9 million in cash and 123,296 shares of our common stock. These acquisitions enabled us to serve new markets, become a significant provider of aftermarket automotive collision parts and become a provider of self-service retail automotive parts.

In the second quarter of 2004, we completed two acquisitions in the recycled OEM automotive parts business, one with operations in Guatemala and Costa Rica and one located outside Minneapolis, for an aggregate of approximately $4.0 million in cash and 63,402 shares of our common stock.  The revenue of the Central American businesses is not material, but we intend to use these facilities as a future platform to sell certain types of product into Central America from our U.S. based recycled OEM automotive replacement parts facilities. Much of this product is currently being disposed of as scrap or mechanical core product by our U.S. facilities.  The Minneapolis acquisition represents our initial entry of production and warehousing capabilities into this important market. The trailing annual revenue of this business is approximately $5 million.  The second quarter acquisitions combined are expected to contribute less than $0.01 per share on a fully diluted basis to our 2004 results.

Segment Reporting

Over 99% of our operations are conducted in the United States. During the quarter ended June 30, 2004, we acquired a recycled automotive parts business with locations in Guatemala and Costa Rica.  Revenue generated and property located outside of the United States are not material.  We manage our operations geographically. Because over 90% of our revenue and earnings are derived from, and over 90% of our assets are used in, our automotive replacement parts operations, we have concluded that our business activities fall into one reportable segment.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Data:	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.9%	52.7%	52.9%	52.7%
Gross margin	47.1%	47.3%	47.1%	47.3%
Facility and warehouse expenses	11.3%	11.7%	11.0%	12.0%
Distribution expenses	11.2%	10.7%	10.9%	10.5%
Selling, general and administrative expenses	14.3%	14.2%	14.3%	14.2%
Depreciation and amortization	1.6%	1.7%	1.6%	1.7%
Operating income	8.7%	9.1%	9.3%	9.0%
Other (income) expense, net	0.2%	0.7%	0.3%	0.6%
Income before provision for income taxes	8.5%	8.4%	9.0%	8.3%
Net income	5.1%	5.1%	5.4%	5.0%

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Revenue.  Our revenue increased 29.5% to $104.9 million for the three month period ended June 30, 2004, from $81.0 million for the comparable period of 2003. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was 11.4% for the three month period ended June 30, 2004 over the comparable period of 2003. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes to our wholesale replacement parts operation that helped us to increase our market penetration.  We also completed two business acquisitions during the three month period ended June 30, 2004. The revenue growth attributable to business acquisitions accounted for approximately $14.7 million of total revenue in the three month period ended June 30, 2004.

Cost of Goods Sold.  Our cost of goods sold increased 29.9% to $55.4 million for the three month period ended June 30, 2004, from $42.7 million for the comparable period of 2003. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 52.7% to 52.9%.

Gross Margin.  Our gross margin increased 28.9% to $49.4 million for the three month period ended June 30, 2004, from $38.3 million for the comparable period of 2003. Our gross margin increased primarily due to increased volume.  As a percentage of revenue, gross margin decreased from 47.3% to 47.1%. Our gross margin as a percentage of revenue decreased due primarily to GTA’s gross margin of 44.3% on approximately $11.6 million in revenue as well as higher salvage costs in certain markets that have historically had higher gross margins as a percentage of revenue.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 24.5% to $11.8 million for the three month period ended June 30, 2004 from $9.5 million for the comparable period of 2003. Our 2004 acquisitions accounted for $2.1 million of the increase in facilities and warehouse expenses. As a percentage of revenue, facility and warehouse expenses decreased from 11.7% to 11.3%.  We had $0.2 million of lower rent expense due to our exercise of purchase options on certain production facilities.

Distribution Expenses.  Distribution expenses increased 35.7% to $11.7 million for the three month period ended June 30, 2004 from $8.6 million for the comparable period of 2003. As a percentage of revenue, distribution expenses increased from 10.7% to 11.2%. Our 2004 acquisitions accounted for $1.9 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local delivery trucks by approximately 9.1%. We also operated 17.1% more daily transfer routes between our facilities due to the increase in parts volume. In addition, higher wages from an increase in the number of employees, increased fuel costs, truck rentals and repairs, and freight costs accounted for the remaining growth in distribution expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 31.0% to $15.0 million for the three month period ended June 30, 2004 from $11.5 million for the comparable period of 2003. As a percentage of revenue, selling, general and administrative expenses increased from 14.2% to 14.3%. Our 2004 acquisitions accounted for $1.6 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to labor and labor-related expenses and costs associated with being a public company, partially offset by improved insurance and legal claims experience of $0.3 million. Our selling expenses tend to rise as revenue increases due to our commissioned inside sales force.  We incurred approximately $0.9 million in costs related to being a public company. These costs primarily included higher premiums for directors’ and officers’ liability insurance and higher accounting and legal fees. We expect these increased costs associated with being a public company to continue in 2004 and to be approximately $0.7 million in each of the remaining quarters, including additional costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization.  Depreciation and amortization increased 22.8% to $1.7 million for the three month period ended June 30, 2004 from $1.4 million for the comparable period of 2003. Our 2004 acquisitions accounted for the $0.3 million increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization decreased from 1.7% to 1.6%.

Operating Income.  Operating income increased 24.6% to $9.2 million for the three month period ended June 30, 2004 from $7.3 million for the comparable period of 2003. As a percentage of revenue, operating income decreased from 9.1% to 8.7%.

Other (Income) Expense.  Net other expense decreased 62.9% to $0.2 million for the three month period ended June 30, 2004 from $0.6 million for the comparable period of 2003. As a percentage of revenue, net other expense decreased from 0.7% to 0.2%. Our 2004 acquisitions accounted for $0.4 million of net other expense. Net interest expense decreased 57.2% to $0.3 million for the three month period ended June 30, 2004, from $0.6 million for the comparable period of 2003 due to both lower average debt levels and interest rates in 2004.

Provision for Income Taxes.  The provision for income taxes increased 35.6% to $3.6 million for the three month period ended June 30, 2004 from $2.7 million for the comparable period of 2003 due to improved operating results. Our effective income tax rate was 40.2% for 2004 and 39.2% for 2003. The increase in our effective tax rate was due primarily to changes in the distribution of our taxable income for state income tax purposes.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Revenue.  Our revenue increased 27.9% to $205.0 million for the six month period ended June 30, 2004, from $160.3 million for the comparable period of 2003. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 14.2% in the six month period ended June 30, 2004 over the comparable period of 2003. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes to our wholesale replacement parts operation that helped us to increase our market penetration. We increased the number of wholesale customers we served by approximately 10.2% over the first half of 2003. We also completed five business acquisitions in 2004. The revenue growth attributable to business acquisitions accounted for approximately $22.0 million of total revenue in the six month period ended June 30, 2004.

Cost of Goods Sold.  Our cost of goods sold increased 28.5% to $108.5 million for the six month period ended June 30, 2004, from $84.5 million for the comparable period of 2003. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 52.7% to 52.9%.

Gross Margin.  Our gross margin increased 27.2% to $96.4 million for the six month period ended June 30, 2004, from $75.8 million for the comparable period of 2003. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 47.3% to 47.1%. Our gross margin as a percentage of revenue decreased due primarily to GTA’s gross margin of 44.3% on approximately $17.2 million in revenue.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 17.5% to $22.5 million for the six month period ended June 30, 2004 from $19.2 million for the comparable period of 2003. Our 2004 acquisitions accounted for $2.9 million of the increase in facilities and warehouse expenses. Our remaining facility and warehouse expenses increased primarily due to higher wages due to increased headcount partially offset by lower rent expense due to our exercise of purchase options on certain production facilities. As a percentage of revenue, facility and warehouse expenses decreased from 12.0% to 11.0%.

Distribution Expenses.  Distribution expenses increased 33.6% to $22.4 million for the six month period ended June 30, 2004 from $16.8 million for the comparable period of 2003. As a percentage of revenue, distribution expenses increased from 10.5% to 10.9%. Our 2004 acquisitions accounted for $2.7 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local delivery trucks by approximately 10.7%. We operated 14.6% more daily transfer routes between our facilities due to the increase in parts volume. In addition, higher wages from an increase in the number of employees, increased fuel costs, truck rentals and repairs, and freight costs accounted for the remaining growth in distribution expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 28.7% to $29.2 million for the six month period ended June 30, 2004 from $22.7 million for the comparable period of 2003. As a percentage of revenue, selling, general and administrative expenses increased from 14.2% to 14.3%. Our 2004 acquisitions accounted for $2.3 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to labor and labor-related expenses and costs associated with being a public company, partially offset by improved insurance and legal claims experience of $0.4 million. Our selling expenses tend to rise as revenue increases due to our commissioned inside sales force. We incurred approximately $1.5 million in costs related to being a public company. These costs primarily included higher premiums for directors’ and officers’ liability insurance and higher accounting and legal fees.  We expect these increased costs associated with being a public company to continue in 2004 and to be approximately $1.4 million in the second half of 2004, including additional costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization.  Depreciation and amortization increased 17.4% to $3.2 million for the six month period ended June 30, 2004 from $2.7 million for the comparable period of 2003. Our 2004 acquisitions accounted for $0.4 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense in 2004 compared to 2003. As a percentage of revenue, depreciation and amortization decreased from 1.7% to 1.6%.

Operating Income.  Operating income increased 32.4% to $19.0 million for the six month period ended June 30, 2004 from $14.4 million for the comparable period of 2003. As a percentage of revenue, operating income increased from 9.0% to 9.3%.

Other (Income) Expense.  Net other expense decreased 37.5% to $0.6 million for the six month period ended June 30, 2004 from $1.0 million for the comparable period of 2003. As a percentage of revenue, net other expense decreased from 0.6% to 0.3%. Our 2004 acquisitions accounted for $0.6 million of net other expense. Net interest expense decreased 33.6% to $0.8 million for the six month period ended June 30, 2004, from $1.2 million for the comparable period of 2003. Included in interest expense in 2004 is $0.3 million in debt issuance costs that were written off. These costs were attributable to our previous secured bank credit facility that was terminated in February 2004. See “Liquidity and Capital Resources” below for further discussion of changes in our bank credit facilities. The decrease in net interest expense is due to both lower average debt levels and interest rates in 2004.

Provision for Income Taxes.  The provision for income taxes increased 40.1% to $7.4 million for the six month period ended June 30, 2004 from $5.3 million for the comparable period of 2003 due to improved operating results. Our effective income tax rate was 40.2% for 2004 and 39.6% for 2003. The increase in our effective tax rate was due primarily to changes in the distribution of our taxable income for state income tax purposes.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are our cash flow from operations and our credit facility. At June 30, 2004, we had cash and equivalents amounting to $2.0 million, and we had $36.0 million available under our unsecured bank credit facility.  Based on our current plan, we expect to generate positive cash flow from operating activities for 2004 and believe that cash flow from operating activities and availability under our bank credit facility will be adequate to fund our short term liquidity needs.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 20,800 and 43,600 wholesale salvage vehicles in the three and six month periods ended June 30, 2004, respectively, and 18,400 and 38,000 in the comparable periods of 2003, respectively. We also acquired approximately 7,400 and 10,400 additional salvage vehicles for our self-service retail operations during the three and six month periods ended June 30, 2004, respectively.

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

Net cash provided by operating activities totaled $8.6 million for the six month period ended June 30, 2004, compared to $10.3 million for the comparable period of 2003. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included increases in receivables, inventory and prepaid expenses and other assets, plus decreases in accounts payable and other noncurrent liabilities, partially offset by increases in accrued expenses, income taxes and deferred revenue. Receivables increased due to our increased sales volumes. We invested in additional inventory this year as we built up a larger backlog of unprocessed salvage vehicles from the more favorable winter and spring buying seasons that we expect to work down over the summer months when salvage supplies are tighter and prices tend to be higher. Prepaid expenses and other assets increased due primarily to an increase in prepaid taxes partially offset by amortization of directors’ and officers’ liability insurance and debt issuance costs. Accounts payable decreased as we accelerated payments to certain foreign vendors in order to realize improved pricing on certain aftermarket product purchases and also due to the timing of payments for certain facility construction projects and information systems licenses. Other noncurrent liabilities decreased primarily due to reductions in legal claim reserves partially offset by an increase in employee deferred compensation liabilities.  Accrued expenses increased primarily due to increases in our self-insurance reserves, property taxes, and timing of wage payments. Income taxes payable increased due primarily to our higher levels of taxable income. Deferred revenue increased primarily due to higher sales of extended warranty contracts.

Net cash used in investing activities totaled $60.2 million for the six month period ended June 30, 2004, compared to $6.2 million for the comparable period of 2003.  We invested $43.4 million in five acquisitions in 2004 compared to $3.3 million in three acquisitions in the comparable period of 2003.  Net property and equipment purchases increased $13.3 million in 2004, due primarily to exercises of purchase options on leased facilities and investments in facility expansions. We also exercised a warrant and paid an exercise price of $0.7 million in 2004.  See Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for further discussion of this warrant.

Net cash provided by financing activities totaled $37.5 million for the six month period ended June 30, 2004, compared to $2.6 million used in financing activities for the comparable period of 2003. Exercises of stock options and warrants provided $2.9 million in 2004. We borrowed $39.0 million under our bank credit facility in 2004 primarily to fund acquisitions, while we repaid $4.1 million of long-term debt obligations. We also used $0.2 million in 2004 for debt issuance costs related to our new unsecured credit facility. In 2003, we repurchased 3,557,498 shares of our common stock for $22.9 million, primarily funded by net borrowings under our credit facility that totaled $20.5 million.

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

In May 2003, the Company repurchased 1,557,498 shares of its common stock from existing stockholders, including 1,500,000 shares repurchased from AutoNation, Inc., for a total of $10,902,486 in cash.  The Company partially funded the stock repurchase by borrowing an additional $9,000,000 against an existing revolving credit facility.

On January 28, 2004, as part of the consideration for a business acquisition, we issued a promissory note in the amount of $1,000,000.  The note is secured by certain real property owned by us.  The annual interest rate on the note is 3.5%. Monthly payments of interest and principal totaling $9,889 are required, with the remaining outstanding principal balance due in a lump sum payment on January 28, 2009.

On February 25, 2004, as part of the consideration for a business acquisition, we issued two promissory notes totaling $1,250,000.  The annual interest rate on the notes is 3.5% and interest is payable annually.  The notes mature on February 25, 2006.  At our option, the maturity of the notes may be extended to February 25, 2008.  The annual interest rate on the notes during the extension period would be 5%.

We assumed certain liabilities in connection with a business acquisition during the first quarter of 2004, including two bankers acceptances totaling $1,150,000.  The annual interest rate on the bankers acceptances, which were paid during the second quarter of 2004, was 2.94%.

On June 10, 2004, as part of the consideration for a business acquisition, we issued a note totaling $0.1 million. The annual interest rate on the note is 3% and the note, along with accrued interest, is payable at maturity on June 10, 2006.

As of August 11, 2004, we have approximately 1.6 million warrants outstanding at an exercise price of $2.00 per share that expire on February 14, 2006, approximately 0.2 million warrants outstanding at exercise prices ranging from $15.00 to $35.00 per share that expire on August 31, 2004 and approximately 0.1 million warrants outstanding at an exercise price of $13.19 per share that expire on March 31, 2006.

We anticipate that net cash provided by operating activities for calendar year 2004 will be between $18.0 million and $20.0 million.

We estimate that our capital expenditures for calendar 2004 will be approximately $30.0 million, excluding business acquisitions. We expect to use approximately $12.0 million to exercise options to acquire leased facilities and approximately $18.0 million for asset replacements, construction of new start up facilities, systems development projects and expansion of current facilities. As of August 11, 2004, debt under our credit facility totaled approximately $39.0 million.

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

•                                          uncertainty as to our Company’s future profitability;

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or IBOR. As of June 30, 2004 we had $39.0 million outstanding related to this credit facility.  Our previous secured credit facility required that we enter into an interest rate swap agreement to mitigate our interest rate risk on a portion of the balance outstanding.  We do not however, as a matter of policy, enter into hedging contracts for trading or speculative purposes.  The swap agreement has not been designated as a hedging instrument and, as a result, changes in the fair value of the swap agreement are included in current period earnings.  The swap agreement, which expires on August 22, 2004, has a notional amount of $10.0 million under which we pay a fixed rate of interest of 2.65% and receive payments based upon variable rates.  We recorded a non-cash credit of $70,000 and a non-cash charge of $8,000 during the six months ended June 30, 2004 and 2003, respectively, related to the change in fair value of the interest rate swap agreement.

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

The Company’s investment in it’s Central American operations are not material and the Company does not attempt to hedge its foreign currency risk.

Item 4. Controls and Procedures

As of June 30, 2004, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a)                                  Not applicable.

(b)                                 Not applicable.

(c)                                  During the quarterly period ended June 30, 2004, upon reliance on the exemption provided by Regulation D promulgated under the Securities Act of 1933, we issued 63,402 shares of common stock as part of the consideration for the acquisition of one business.

(d)                                 Not applicable.

(e)                                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Our stockholders voted on two items at the Annual Meeting of the Stockholders held on May 10, 2004:

1.                                       The election of seven directors to terms ending in 2005.  The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld
A. Clinton Allen	14,475,861	77,719
Robert M. Devlin	13,370,855	1,182,725
Donald F. Flynn	14,518,505	35,075
Joseph M. Holsten	14,541,625	11,955
Paul M. Meister	14,541,625	11,955
John F. O’Brien	14,484,662	68,918
William M. Webster, IV	14,539,225	14,355

2.                                       The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for fiscal year 2004.  The appointment of Deloitte & Touche LLP was ratified pursuant to the following votes:

Votes For:	14,540,725
Votes Against:	10,855
Abstentions:	2,000

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                  Reports on Form 8-K

On April 29, 2004, we furnished a Current Report on Form 8-K under Item 12 in connection with the release of our first quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2004.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President – Finance and Controller
(Principal Accounting Officer)