Form 10-Q
period 2004-09-30
LKQ CORP
filed 2004-11-12
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes     ☐  No     ☒

At November 9, 2004, the registrant had issued and outstanding an aggregate of 20,248,103 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
Assets

Current Assets:
Cash and equivalents	$3,082,635	$16,081,525
Receivables, net	26,410,518	22,542,049
Inventory	64,657,402	54,003,694
Deferred income taxes	1,259,100	421,600
Prepaid expenses	1,435,040	2,656,567

Total Current Assets	96,844,695	95,705,435

Property and Equipment, net	66,703,911	43,892,930
Intangibles
Goodwill	88,868,317	50,799,361
Other intangibles, net	43,372	46,910
Deferred Income Taxes	5,821,300	8,555,700
Other Assets	4,969,483	4,153,572

Total Assets	$263,251,078	$203,153,908

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$7,680,573	$6,831,288
Accrued expenses
Accrued payroll-related liabilities	5,664,198	4,661,126
Accrued procurement liability	1,196,000	1,179,000
Other accrued expenses	8,030,566	5,266,813
Deferred revenue	2,386,776	2,029,572
Current portion of long-term obligations	312,564	1,553,274

Total Current Liabilities	25,270,677	21,521,073

Long-Term Obligations, Excluding Current Portion	36,001,554	2,444,118

Other Noncurrent Liabilities	4,181,839	4,561,084

Redeemable Common Stock, $0.01 par value, 50,000 shares issued	617,027	617,027

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,187,553 and 19,476,831 shares issued at September 30, 2004 and December 31, 2003, respectively	201,875	194,768
Additional paid-in capital	199,634,867	191,602,265
Warrants	318,188	507,962
Retained earnings (Accumulated deficit)	(3,892,716)	(19,432,889)
Accumulated other comprehensive income	917,767	1,138,500

Total Stockholders’ Equity	197,179,981	174,010,606

Total Liabilities and Stockholders’ Equity	$263,251,078	$203,153,908

See notes to unaudited consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$106,045,357	$83,472,462	$310,996,327	$243,745,537

Cost of goods sold	57,361,745	44,431,543	165,875,941	128,906,982

Gross margin	48,683,612	39,040,919	145,120,386	114,838,555

Facility and warehouse expenses	12,054,922	9,972,850	34,583,750	29,153,678

Distribution expenses	12,524,453	8,893,084	34,951,953	25,674,970

Selling, general and administrative expenses	14,333,426	12,288,176	43,580,100	35,014,550

Depreciation and amortization	1,795,464	1,325,306	5,017,306	4,070,511

Operating income	7,975,347	6,561,503	26,987,277	20,924,846

Other (income) expense:
Interest expense	318,400	643,356	1,130,124	1,845,805
Interest income	(7,398)	(2,920)	(28,451)	(14,182)
Other (income) expense, net	116,828	50,294	(29,569)	(110,710)

Total other expense	427,830	690,730	1,072,104	1,720,913

Income before provision for income taxes	7,547,517	5,870,773	25,915,173	19,203,933

Provision for income taxes	2,985,000	2,352,000	10,375,000	7,626,000

Net income	$4,562,517	$3,518,773	$15,540,173	$11,577,933

Earnings per share, basic	$0.23	$0.25	$0.78	$0.76

Earnings per share, diluted	$0.20	$0.22	$0.69	$0.68

See notes to unaudited consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,540,173	$11,577,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,017,306	4,070,511
(Gain) loss on sale of property and equipment	114,820	(84,744)
Equity-related compensation expense	33,750	15,000
Deferred compensation expense	—	65,626
Write-off of debt issuance costs	345,819	—
Deferred income taxes	2,614,300	1,356,000
Gain on early extinguishment of debt	(49,302)	—
Gain on interest rate swap	(90,455)	(27,367)
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(1,630,003)	(2,367,542)
Inventory	(1,544,186)	1,065,924
Prepaid expenses and other assets	998,636	(2,615,725)
Accounts payable	(3,475,883)	956,397
Accrued expenses	2,344,519	1,596,593
Income taxes payable	224,412	535,252
Deferred revenue	330,299	590,454
Other noncurrent liabilities	(588,837)	291,574

Net cash provided by operating activities	20,185,368	17,025,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,360,422)	(5,460,983)
Proceeds from sale of property and equipment	77,191	120,907
Expenditures for intangible assets	(3,597)	—
Purchase of investment securities	(650,000)	—
Cash used in acquisitions	(43,514,378)	(3,284,526)

Net cash used in investing activities	(65,451,206)	(8,624,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	2,511,876	624,700
Proceeds from exercise of warrants	1,192,782	—
Debt issuance costs	(249,275)	(131,078)
Net borrowings under line of credit	33,000,000	10,500,000
Borrowings under term loans	—	9,000,000
Repayments under term loans	—	(4,250,000)
Repayments of long-term debt obligations	(4,188,435)	(307,272)
Repurchase of common stock	—	(22,902,486)

Net cash provided by (used in) financing activities	32,266,948	(7,466,136)

Net increase (decrease) in cash and equivalents	(12,998,890)	935,148

Cash and equivalents, beginning of period	16,081,525	584,477

Cash and equivalents, end of period	$3,082,635	$1,519,625

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$2,379,186	$200,000
Stock issued in connection with business acquisitions	3,375,386	—
Redeemable common stock issued in connection with business acquisition	—	617,027
Repurchase and retirement of common stock in exchange for sale of assets	—	(560,000)
Cash paid for income taxes, net of refunds	7,336,823	6,597,200
Cash paid for interest	653,453	1,678,481

See notes to unaudited consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

			Additional Paid-In Capital	Warrants	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares Issued	Amount

BALANCE, December 31, 2003	19,476,831	$194,768	$191,602,265	$507,962	$(19,432,889)	$1,138,500	$174,010,606

Net income	—	—	—	—	15,540,173	—	15,540,173

Other comprehensive loss, net of tax	—	—	—	—	—	(220,733)	(220,733)

Total comprehensive income							15,319,440

Stock issued in acquisitions	186,698	1,867	3,373,519	—	—	—	3,375,386

Stock issued as director compensation	1,868	19	33,731	—	—	—	33,750

Expiration of warrants issued in acquisitions	—	—	11,500	(11,500)	—	—	—

Exercise of warrants issued in acquisitions	50,000	500	882,500	(133,000)	—	—	750,000

Exercise of stockholder guarantor warrants	221,391	2,214	485,842	(45,274)	—	—	442,782

Exercise of stock options, including related tax benefits of $736,100	250,765	2,507	3,245,510	—	—	—	3,248,017

BALANCE, September 30, 2004	20,187,553	$201,875	$199,634,867	$318,188	$(3,892,716)	$917,767	$197,179,981

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

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Note 2.  Summary of Significant Accounting Policies

Inventory

A salvage part is a recycled automotive part suitable for sale as a replacement part. A core is a used mechanical part that is not suitable for sale as a replacement part without further remanufacturing work.  Salvage inventory and cores are recorded at the lower of cost or market. Cost is established based upon the price we pay for a vehicle, and includes average costs for buying, dismantling, and where applicable, auction fees, towing and storage.  Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements.

An aftermarket part is a new automotive part manufactured by a company other than the original equipment manufacturer (OEM).  Aftermarket inventory is recorded at the lower of cost or market. Cost is established based upon the average price for purchased parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign companies, import fees and duties and transportation insurance are also included.

For all inventory, carrying value is adjusted regularly to reflect the age of the inventory and current anticipated demand.  If actual demand differs from management estimates, an adjustment to inventory carrying value would be necessary in the period such determination is made.

Inventory consists of the following:

	September 30, 2004	December 31, 2003

Salvage parts	$53,977,760	$50,348,336
Aftermarket parts	7,377,722	—
Cores	3,301,920	3,655,358

	$64,657,402	$54,003,694

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete.  The changes in the carrying amount of goodwill during the nine months ended September 30, 2004 are as follows:

Total

Balance as of December 31, 2003	$50,799,361
Business acquisitions	38,068,956

Balance as of September 30, 2004	$88,868,317

Investments

In March 2004, the Company exercised its warrant to purchase 100,000 common shares of Keystone Automotive Industries, Inc. at $6.50 per share. The shares are restricted and therefore must either be registered or held for a period of one year in accordance with applicable securities laws.  The Company classifies this investment as an available-for-sale investment security under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the Company has included the investment at its fair value of $2,200,000 in Other Assets at September 30, 2004, with the unrealized gain of $1,550,000 excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes of $613,700.

Segment Reporting

Over 99% of the Company’s operations are conducted in the United States. During the quarter ended June 30, 2004, the Company acquired a recycled OEM automotive parts business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the United States are not material. The Company manages its operations geographically. Because over 90% of the Company’s revenue and earnings are derived from, and over 90% of all assets are used in, its automotive replacement parts operations, the Company has concluded that its business activities fall into one reportable segment.

Income Taxes

Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

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

In August 2004, warrants to purchase 50,000 shares of the Company’s common stock at a price of $15.00 per share were exercised.  Warrants to purchase 100,000 shares of the Company’s common stock at prices ranging from $25.00 to $35.00 expired on August 31, 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$4,562,517	$3,518,773	$15,540,173	$11,577,933
Less: Total stock-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(370,600)	(291,900)	(1,415,400)	(916,100)

Pro forma net income	$4,191,917	$3,226,873	$14,124,773	$10,661,833

Earnings per share:
Basic - as reported	$0.23	$0.25	$0.78	$0.76
Basic - pro forma	$0.21	$0.23	$0.71	$0.70

Diluted - as reported	$0.20	$0.22	$0.69	$0.68
Diluted - pro forma	$0.19	$0.20	$0.63	$0.62

The fair value of options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2004	2003

Expected life (in years)	7.5	7.5
Risk-free interest rate	3.7%	4.0%
Volatility (1)	40.0%	0%
Dividend yield	0%	0%

(1) A volatility assumption of 0% was used for options granted prior to the Company’s initial public offering.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting provisions and are fully transferable.  In addition, this and other valuation models require the use of highly subjective assumptions.  The Company’s stock options have characteristics significantly different from those of traded options and, in addition, changes in the subjective underlying assumptions can materially affect the fair value estimate.  As a result, in the opinion of management, the existing option pricing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

Using a Black-Scholes option pricing model with the above assumptions, the weighted average estimated fair value of stock options granted was $9.04 and $1.52 per share for the nine months ended September 30, 2004 and 2003, respectively and $1.49 for the three months ended September 30, 2003.  For purposes of pro forma disclosure, the estimated fair value of each option is amortized to expense over its vesting period.

A summary of transactions in the Company’s stock-based compensation plans for the nine months ended September 30, 2004 is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price

Balance, December 31, 2003	1,697,750	3,638,195	$10.23

Granted	(628,500)	628,500	18.24
Exercised	—	(250,765)	10.02
Cancelled	9,300	(9,300)	13.09

Balance, September 30, 2004	1,078,550	4,006,630	$11.49

The following table summarizes information about outstanding and exercisable stock options at September 30, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$ 1.00 - $3.00	418,600	6.1	$2.87	243,550	$2.78
8.00 - 10.00	1,489,480	6.7	8.78	816,253	9.12
12.50 - 15.00	1,469,050	5.8	13.81	1,270,600	13.88
15.83 - 18.87	629,500	9.3	18.22	62,950	18.22

	4,006,630	6.7	$11.49	2,393,353	$11.24

Stock options expire 10 years from the date they are granted. Options granted under the Equity Incentive Plan and the CEO Plan generally vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant.

On October 2, 2004, the Company granted a total of 60,000 stock options at an exercise price of $18.55 per share to its non-employee directors in accordance with the terms of the Director Plan. Using a Black–Scholes option pricing model with an expected life of 5.25 years, volatility of 40% and a risk-free interest rate of 3.3%, the fair value of the options was $7.60 per share.

Note 5.  Related-Party Transactions

The Company subleased its corporate office space from an entity owned by one of its principal stockholders for a percentage of the rent that was charged to that entity. The sublease expired on July 31, 2004. The total amounts paid to this entity were approximately $163,000 and $186,000 during the nine month periods ended September 30, 2004 and 2003, respectively.

A corporation owned by the Company’s Chairman of the Board, who is one of the Company’s principal stockholders, owns a private aircraft that the Company uses from time to time for business trips. The Company reimburses this corporation for out-of-pocket and other related flight expenses, as well as for other direct expenses incurred.  The total amounts paid to this corporation were approximately $41,100 and $22,300 during the nine month periods ended September 30, 2004 and 2003, respectively.

The Company sells products to various repair facilities owned by a corporation that was previously one of its principal stockholders. The amount of such sales totaled approximately $2,030,000 during the nine month period ended September 30, 2003. This corporation ceased being a stockholder of the Company in October 2003.

In connection with the acquisitions of several businesses, the Company entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in its operations. Typical lease terms include an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. The Company also typically maintains the right of first refusal concerning the sale of the leased property. Lease payments to a principal stockholder who became an officer of the Company after the acquisition of his business were approximately $595,000 and $549,000 during the nine month periods ended September 30, 2004 and 2003, respectively.

The Company believes that the terms of the related party transactions described above are comparable to those available from unaffiliated third parties.

Note 6.  Long-Term Obligations

Long-Term Obligations consist of the following:

	September 30, 2004	December 31, 2003

Revolving credit facility	$33,000,000	$—
Capital lease obligations, payable in monthly installments through March 2009, interest at 7.64% to 7.75%	—	2,841,613
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	3,292,586	1,155,305
Various equipment notes, payable in monthly installments through July 2008, interest at various rates up to 9.5%, secured by related equipment	21,532	474
	36,314,118	3,997,392
Less current maturities	(312,564)	(1,553,274)

	$36,001,554	$2,444,118

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that matures in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. As a result, the Company recorded a loss of $346,000 in 2004 from the write-off of debt issuance costs related to the previous secured facility. The new revolving credit facility has a maximum availability of $75,000,000. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including without limitation a senior debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends, restrictions on the payment of other dividends and on purchases, redemptions and acquisitions of the Company’s stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios.  The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.375%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants at September 30, 2004 and December 31, 2003. The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at September 30, 2004 was 2.84%. Borrowings against the credit facility totaled $33,000,000 at September 30, 2004, and are classified as long-term obligations.

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

On February 25, 2004, as part of the consideration for a business acquisition, the Company issued two promissory notes totaling $1,250,000.  The annual interest rate on the notes is 3.5% and interest is payable annually.  The notes mature on February 25, 2006.  At the option of the Company, the maturity of the notes may be extended to February 25, 2008.  The annual interest rate on the notes during the extension period would be 5.0%.

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

Note 7. Commitments and Contingencies

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

Note 8. Earnings Per Share

The following chart sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$4,562,517	$3,518,773	$15,540,173	$11,577,933

Denominator for basic earnings per share-
Weighted-average shares outstanding	20,202,612	14,205,008	19,966,413	15,326,273
Effect of dilutive securities:
Stock options	876,358	396,008	907,873	300,758
Warrants	1,413,255	1,577,184	1,506,644	1,507,621
Denominator for diluted earnings per share-
Adjusted weighted-average shares outstanding	22,492,225	16,178,200	22,380,930	17,134,652

Earnings per share, basic	$0.23	$0.25	$0.78	$0.76

Earnings per share, diluted	$0.20	$0.22	$0.69	$0.68

The following chart sets forth the number of employee stock options and warrants outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Antidilutive securities:
Stock options	200,000	1,297,650	200,000	1,735,650
Warrants	—	263,318	—	263,318

Note 9.  Business Combinations

During 2003, the Company acquired a 100% equity interest in each of three automotive recycling businesses for an aggregate of $3,486,000 in cash, of which $100,000 is to be paid subsequent to September 30, 2004, and 50,000 redeemable shares of the Company’s common stock. The business combinations enable the Company to serve new market areas.

During the nine month period ended September 30, 2004, the Company acquired a 100% equity interest in each of five businesses (four in the recycled OEM automotive parts business and, on February 20, 2004, Global Trade Alliance, Inc., one of the largest suppliers of aftermarket collision automotive replacement parts in the Midwest) for an aggregate of $45,944,000 in cash, of which $2,373,000 is to be paid subsequent to September 30, 2004, and 186,698 shares of the Company’s common stock.  The acquisitions enable the Company to serve new market areas, become a significant provider of aftermarket automotive collision parts and become a provider of self-service retail automotive parts.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The purchase price was preliminarily allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition, pending final determination of certain acquired assets and liabilities.

The preliminary purchase price allocation for the acquisitions completed during the nine months ended September 30, 2004 is as follows:

Receivables, net	$2,238,466
Inventory	9,109,522
Prepaid expenses	323,634
Property and equipment	6,652,741
Goodwill	38,068,956
Deferred tax assets	758,300
Other assets	69,463
Current liabilities assumed	(7,407,321)
Long-term obligations assumed	(494,811)
Notes issued (see Note 6)	(2,379,186)
Purchase price payable at September 30, 2004	(50,000)
Common stock issued	(3,375,386)

Cash used in acquisitions, net of cash acquired	$43,514,378

The following pro forma summary presents the effect of the businesses acquired during the nine month period ended September 30, 2004 as though the businesses had been acquired as of January 1, 2003 and is based upon unaudited financial information of the acquired entities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue as reported	$106,045,357	$83,472,462	$310,996,327	$243,745,537
Revenue of purchased businesses for the period prior to acquisition	—	14,012,900	11,459,200	43,326,800
Pro forma revenue	$106,045,357	$97,485,362	$322,455,527	$287,072,337

Net income as reported	$4,562,517	$3,518,773	$15,540,173	$11,577,933
Net income of purchased businesses for the period prior to acquisition	—	235,000	490,200	832,200
Pro forma net income	$4,562,517	$3,753,773	$16,030,373	$12,410,133

Earnings per share-basic
As reported	$0.23	$0.25	$0.78	$0.76
Effect of purchased businesses for the period prior to acquisition	—	0.01	0.02	0.04
Pro forma earnings per share-basic	$0.23	$0.26	$0.80	$0.80

Earnings per share-diluted
As reported	$0.20	$0.22	$0.69	$0.68
Effect of purchased businesses for the period prior to acquisition	—	0.01	0.02	0.04
Pro forma earnings per share-diluted	$0.20	$0.23	$0.71	$0.72

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 10. Comprehensive Income

The following table reconciles net income to comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income as reported	$4,562,517	$3,518,773	$15,540,173	$11,577,933
Other comprehensive loss, net of tax:
Unrealized loss on investment in equity securities	(355,800)	—	(202,200)	—
Foreign currency translation	(11,628)	—	(18,533)	—

Total other comprehensive loss, net of tax	(367,428)	—	(220,733)	—

Comprehensive income	$4,195,089	$3,518,773	$15,319,440	$11,577,933

Note 11. Subsequent Event

On October 26, 2004, the Company acquired a 100% equity interest in an automotive recycling business for an aggregate of approximately $19,000,000 in cash. The acquired company has seven primary locations, including three retail self-service facilities, serving the Oregon and Washington market areas.

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

•                                          variations in vehicle accident rates;

•                                          increasing competition in the automotive parts industry;

•                                          changes in state or federal laws or regulations affecting our business;

•                                          changes in the types of replacement parts that insurance carriers will accept in the repair process;

•                                          our ability to integrate and manage our acquisitions successfully;

•                                          fluctuations in fuel prices;

•                                          changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

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

Sources of Revenue

Our revenue from the sale of automotive replacement products and related services has typically ranged between 90% and 92% of our total revenue. We sell the majority of our automotive replacement products to collision repair shops and mechanical repair shops. Our automotive replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, headlights and taillights. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement part prices and the age of the vehicle being repaired. The pricing for aftermarket collision automotive replacement parts is determined based on a number of factors, including availability, quality, demand, new OEM replacement part prices and competitor pricing.

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

Cost of Goods Sold

Our cost of goods sold for recycled OEM products includes the price we pay for the salvage vehicle, as well as auction fees, towing and storage, where applicable. Our cost of goods sold also includes other inventoried costs such as labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to buying and dismantling account for approximately 10% of our salvage cost of goods sold. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

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

Our revenue from products that we obtain from third party recyclers to sell to our customers, which we refer to as brokered product sales, ranges from 8% to 10% of our total revenue. We purchase these products when we do not have them available in our own inventory. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during the first nine months of 2004 was as follows:

Balance as of December 31, 2003	$235,000
Warranty expense	1,467,650
Warranty claims	(1,422,650)
Balance as of September 30, 2004	$280,000

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

Our selling and marketing expenses primarily include our advertising, promotion and marketing costs, salary and commission expenses for sales personnel, sales training, telephone and other communication expenses, and bad debt expense. Personnel costs account for approximately 79% to 82% of our selling and marketing expenses. Most of our sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers needs and increase our sales volume. We are continually evaluating our sales force, developing and implementing training programs, and utilizing appropriate measurements to assess our selling effectiveness.

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

Warranty Reserves

We issue a standard six-month warranty against defects on some of our mechanical products. We record an accrual for standard warranty claims at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. We analyze historical warranty claim activity by referencing the claims made and aging them from the original product sale date. We use this information to project future warranty claims on actual products sold that are still under warranty at the end of an accounting period. A 10% increase in our historical annual warranty claims would result in an additional annual expense of approximately $190,000.

Inventory Accounting

Salvage Inventory. Salvage inventory is recorded at the lower of cost or market. Our salvage inventory cost is established based upon the price we pay for a vehicle, and includes buying, dismantling and, where applicable, auction fees, towing and storage. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under direct procurement arrangements.

Aftermarket Inventory.  Aftermarket inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign companies, import fees and duties and transportation insurance are also included.

For all inventory, our inventory carrying value is adjusted regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, an adjustment to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. Our allowance for doubtful accounts at September 30, 2004 was approximately $1.6 million, which represents 5.7% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period of occurrence. A 10% change in the annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $100,000. Our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits and monitoring policies. We also have certain customers that pay for products at the time of delivery.

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

We utilize outside professionals in the valuation industry to validate the assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of September 30, 2004, we had $88.9 million in goodwill that will be subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2003. A 10% decrease in the fair value estimates used in the fourth quarter of 2003 impairment test would not have changed this determination.

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

Self-Insurance Programs

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program.  We also self-insure a portion of automobile, general liability and workers’ compensation claims. We have purchased stop-loss insurance coverage that limits our exposure to both individual claims as well as our overall claims. The cost of the stop-loss insurance is expensed over the contract periods.

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the current policy years, we would have an additional expense of approximately $2.9 million on an annual basis.

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims and other commitments and from a variety of environmental and pollution control laws and regulations. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We determine the amount of reserves, if any, with the assistance of our outside legal counsel. We regularly evaluate current information available to us to determine whether the accruals should be adjusted. If the amount of an actual loss were greater than the amount we have accrued, the excess loss would have an adverse impact on our operating results in the period that the loss occurred. If the loss contingency is subsequently determined to no longer be probable, the amount of loss contingency previously accrued would be included in our operating results in the period such determination was made.

Accounting for Income Taxes

We record a provision for taxes based upon our expected annual effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.3 million and $0.1 million as of September 30, 2004 and 2003, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

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

In the first quarter of 2004, we completed three acquisitions (two in the recycled OEM automotive parts business and one in the aftermarket automotive parts business) for an aggregate of approximately $42.0 million in cash and 123,296 shares of our common stock. These acquisitions enabled us to serve new markets, become a significant provider of aftermarket automotive collision parts and become a provider of self-service retail automotive parts.

In the second quarter of 2004, we completed two acquisitions in the recycled OEM automotive parts business, one with operations in Guatemala and Costa Rica and one located outside Minneapolis, for an aggregate of approximately $3.9 million in cash and 63,402 shares of our common stock.  The revenue of the Central American businesses is not material, but we intend to use these facilities as a future platform to sell certain types of products into Central America from our U.S. based recycled OEM automotive replacement parts facilities. Much of this product is currently being disposed of as scrap or mechanical core product by our U.S. facilities.  The Minneapolis acquisition represents our initial entry of production and warehousing capabilities into that market.

In late October 2004, we completed an acquisition of related companies with seven primary locations in the Northwestern United States, including three retail self-service facilities, for an aggregate of approximately $19 million in cash. This acquisition enables us to expand our presence in that region. The trailing annual revenue of this business is approximately $28 million. This business is expected to contribute less than $0.01 per share on a fully diluted basis to our 2004 results.

Segment Reporting

Over 99% of our operations are conducted in the United States. During the second quarter of 2004, we acquired a recycled automotive parts business with locations in Guatemala and Costa Rica.  Revenue generated and property located outside of the United States are not material.  We manage our operations geographically. Because over 90% of our revenue and earnings are derived from, and over 90% of our assets are used in, our automotive replacement parts operations, we have concluded that our business activities fall into one reportable segment.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Data:	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.1%	53.2%	53.3%	52.9%
Gross margin	45.9%	46.8%	46.7%	47.1%
Facility and warehouse expenses	11.4%	11.9%	11.1%	12.0%
Distribution expenses	11.8%	10.7%	11.2%	10.5%
Selling, general and administrative expenses	13.5%	14.7%	14.0%	14.4%
Depreciation and amortization	1.7%	1.6%	1.6%	1.7%
Operating income	7.5%	7.9%	8.7%	8.6%
Other (income) expense, net	0.4%	0.8%	0.3%	0.7%
Income before provision for income taxes	7.1%	7.0%	8.3%	7.9%
Net income	4.3%	4.2%	5.0%	4.8%

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Revenue.  Our revenue increased 27.0% to $106.0 million for the three month period ended September 30, 2004, from $83.5 million for the comparable period of 2003. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was 8.3% for the three month period ended September 30, 2004 over the comparable period of 2003. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes to our wholesale replacement parts operation that helped us to increase our market penetration.  The revenue growth attributable to business acquisitions accounted for approximately $15.7 million of total revenue in the three month period ended September 30, 2004.

Cost of Goods Sold.  Our cost of goods sold increased 29.1% to $57.4 million for the three month period ended September 30, 2004, from $44.4 million for the comparable period of 2003. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 53.2% to 54.1%. The increase in cost of goods sold percentage was due primarily to a change in inventory mix to higher end salvage, higher costs in the Northeast due to tighter supply and lower recovery on our shipping and handling costs.

Gross Margin.  Our gross margin increased 24.7% to $48.7 million for the three month period ended September 30, 2004, from $39.0 million for the comparable period of 2003. Our gross margin increased primarily due to increased volume.  As a percentage of revenue, gross margin decreased from 46.8% to 45.9%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold. We are currently shifting our buying to a lower average cost vehicle and refocusing our sales force to recoup more of our shipping and handling costs through higher billings. As a result, we expect our gross margins to stabilize or improve in future quarters.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 20.9% to $12.1 million for the three month period ended September 30, 2004 from $10.0 million for the comparable period of 2003. Our 2004 acquisitions accounted for $2.2 million in higher facility and warehouse expenses. As a percentage of revenue, facility and warehouse expenses decreased from 11.9% to 11.4%.  We had $0.2 million of lower rent expense due primarily to our exercise of purchase options on certain production facilities that we previously leased, along with $0.4 million in lower incentive compensation expense for field personnel, partially offset by higher wages.

Distribution Expenses.  Distribution expenses increased 40.8% to $12.5 million for the three month period ended September 30, 2004 from $8.9 million for the comparable period of 2003. As a percentage of revenue, distribution expenses increased from 10.7% to 11.8%. Our 2004 acquisitions accounted for $2.1 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local delivery trucks by approximately 5.8%. We also operated 11.4% more daily transfer routes between our facilities due to the increase in parts volume. During the quarter we increased the amount of product we moved between our facilities by approximately 24%, the majority of which was on our own transfer trucks. In addition, higher wages primarily from an increase in the number of employees, and increased fuel costs, truck rentals and repairs, delivery supplies, contracted salvage transfer services and freight costs accounted for the remaining growth in distribution expenses. We are in the process of renegotiating our freight rates with common carriers, and are refocusing our sales force to recoup more of our shipping and handling costs. We expect to slow the increase in our distribution costs in future quarters.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 16.6% to $14.3 million for the three month period ended September 30, 2004 from $12.3 million for the comparable period of 2003. As a percentage of revenue, selling, general and administrative expenses decreased from 14.7% to 13.5%. Our 2004 acquisitions accounted for  $1.7 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to costs associated with being a public company, partially offset by $1.0 million in lower incentive compensation and by improved insurance and legal claims experience of $0.4 million. We incurred approximately $0.8 million in costs related to being a public company. These costs primarily included higher premiums for directors’ and officers’ liability insurance and higher accounting and legal fees. We expect these increased costs associated with being a public company to continue in 2004 and to be approximately $0.6 million in the fourth quarter, including additional costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization.  Depreciation and amortization increased 35.5% to $1.8 million for the three month period ended September 30, 2004 from $1.3 million for the comparable period of 2003. Our 2004 acquisitions accounted for $0.3 million of the increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization increased from 1.6% to 1.7%.

Operating Income.  Operating income increased 21.5% to $8.0 million for the three month period ended September 30, 2004 from $6.6 million for the comparable period of 2003. As a percentage of revenue, operating income decreased from 7.9% to 7.5%.

Other (Income) Expense.  Net other expense decreased 38.1% to $0.4 million for the three month period ended September 30, 2004 from $0.7 million for the comparable period of 2003. As a percentage of revenue, net other expense decreased from 0.8% to 0.4%. Our 2004 acquisitions accounted for approximately $22,000 of net other income. Net interest expense decreased 51.4% to $0.3 million for the three month period ended September 30, 2004, from $0.6 million for the comparable period of 2003 due to both lower average debt levels and interest rates in 2004.

Provision for Income Taxes.  The provision for income taxes increased 26.9% to $3.0 million for the three month period ended September 30, 2004 from $2.4 million for the comparable period of 2003 due to improved operating results. Our effective income tax rate was 39.5% for 2004 and 40.1% for 2003. The decrease in our effective tax rate was due primarily to a reduction in our expected annual effective income tax rate resulting from changes in the distribution of our taxable income for state income tax purposes.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Revenue.  Our revenue increased 27.6% to $311.0 million for the nine month period ended September 30, 2004, from $243.7 million for the comparable period of 2003. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 12.1% in the nine month period ended September 30, 2004 over the comparable period of 2003. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes to our wholesale replacement parts operation that helped us to increase our market penetration.  We increased the number of wholesale automotive recycled product customers by 9.2% over the same period of 2003. We also completed five business acquisitions in the first nine months of 2004. The revenue growth attributable to business acquisitions accounted for approximately $37.6 million of total revenue in the nine month period ended September 30, 2004.

Cost of Goods Sold.  Our cost of goods sold increased 28.7% to $165.9 million for the nine month period ended September 30, 2004, from $128.9 million for the comparable period of 2003. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 52.9% to 53.3%.

Gross Margin.  Our gross margin increased 26.4% to $145.1 million for the nine month period ended September 30, 2004, from $114.8 million for the comparable period of 2003. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 47.1% to 46.7%. Our gross margin as a percentage of revenue decreased due primarily to a change in inventory mix to higher end salvage, higher costs in the Northeast due to tighter supply and lower recovery on our shipping and handling billings. We are currently shifting our buying to a lower average cost vehicle and refocusing our sales force to recoup more of our shipping and handling costs through higher billings. As a result, we expect our gross margins to stabilize or improve in future quarters.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 18.6% to $34.6 million for the nine month period ended September 30, 2004 from $29.2 million for the comparable period of 2003. Our 2004 acquisitions accounted for $5.1 million of the increase in facility and warehouse expenses. Our remaining facility and warehouse expenses increased primarily from higher wages due to increased headcount and higher repairs and maintenance expenses. This increase was partially offset by lower incentive compensation expense for field personnel and lower rent expense due to our exercise of purchase options on certain production facilities that we previously leased. As a percentage of revenue, facility and warehouse expenses decreased from 12.0% to 11.1%.

Distribution Expenses.  Distribution expenses increased 36.1% to $35.0 million for the nine month period ended September 30, 2004 from $25.7 million for the comparable period of 2003. As a percentage of revenue, distribution expenses increased from 10.5% to 11.2%. Our 2004 acquisitions accounted for $4.9 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local delivery trucks by approximately 5.9%. We operated 14.3% more daily transfer routes between our facilities due to the increase in parts volume. For the nine months ended September 30, 2004 we increased the amount of product we moved between our facilities by approximately 32%, the majority of which was on our own transfer trucks. In addition, higher wages primarily from an increase in the number of employees, and increased fuel costs, truck rentals and repairs, delivery supplies, contracted salvage transfer services and freight costs accounted for the remaining growth in distribution expenses. We are in the process of renegotiating our freight rates with common carriers, and are refocusing our sales force to recoup more of our shipping and handling costs. We expect to slow the increase in our distribution costs in future quarters.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 24.5% to $43.6 million for the nine month period ended September 30, 2004 from $35.0 million for the comparable period of 2003. As a percentage of revenue, selling, general and administrative expenses decreased from 14.4% to 14.0%. Our 2004 acquisitions accounted for $4.0 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to labor and labor-related expenses and costs associated with being a public company, partially offset by $0.6 million in lower incentive compensation and by improved insurance and legal claims experience of $0.8 million. Our selling expenses tend to rise as revenue increases due to our commissioned inside sales force. We incurred approximately $2.3 million in costs related to being a public company. These costs primarily included higher premiums for directors’ and officers’ liability insurance and higher accounting and legal fees.  We expect these increased costs associated with being a public company to continue in 2004 and to be approximately $0.6 million in the fourth quarter of 2004, including additional costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization.  Depreciation and amortization increased 23.3% to $5.0 million for the nine month period ended September 30, 2004 from $4.1 million for the comparable period of 2003. Our 2004 acquisitions accounted for $0.8 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense in 2004 compared to 2003. As a percentage of revenue, depreciation and amortization decreased from 1.7% to 1.6%.

Operating Income.  Operating income increased 29.0% to $27.0 million for the nine month period ended September 30, 2004 from $20.9 million for the comparable period of 2003. As a percentage of revenue, operating income increased from 8.6% to 8.7%.

Other (Income) Expense.  Net other expense decreased 37.7% to $1.1 million for the nine month period ended September 30, 2004 from $1.7 million for the comparable period of 2003. As a percentage of revenue, net other expense decreased from 0.7% to 0.3%. Our 2004 acquisitions accounted for approximately $55,800 of net other income. Net interest expense decreased 39.9% to $1.1 million for the nine month period ended September 30, 2004 from $1.8 million for the comparable period of 2003. Included in interest expense in 2004 is $0.3 million in debt issuance costs that were written off. These costs were attributable to our previous secured bank credit facility that was terminated in February 2004. See “Liquidity and Capital Resources” below for further discussion of changes in our bank credit facilities. The decrease in net interest expense is due to both lower average debt levels and interest rates in 2004.

Provision for Income Taxes.  The provision for income taxes increased 36.0% to $10.4 million for the nine month period ended September 30, 2004 from $7.6 million for the comparable period of 2003 due to improved operating results. Our effective income tax rate was 40.0% for 2004 and 39.7% for 2003. The increase in our effective tax rate was due primarily to changes in the distribution of our taxable income for state income tax purposes.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are our cash flow from operations and our credit facility. At September 30, 2004, we had cash and equivalents amounting to $3.1 million, and we had $42.0 million available under our unsecured bank credit facility.  As of November 9, 2004, debt outstanding under our credit facility totaled approximately $50.0 million. Our credit facility was utilized to finance our October 2004 acquisition of an automotive recycling business for $19.0 million. Based on our current plan, we expect to generate positive cash flow from operating activities for 2004 and believe that cash flow from operating activities and availability under our bank credit facility will be adequate to fund our short term liquidity needs.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 19,600 and 63,000 wholesale salvage vehicles in the three and nine month periods ended September 30, 2004, respectively, and 17,400 and 55,400 in the comparable periods of 2003, respectively. We also acquired approximately 8,000 and 18,400 additional salvage vehicles for our self-service retail operations during the three and nine month periods ended September 30, 2004, respectively.

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

Net cash provided by operating activities totaled $20.2 million for the nine month period ended September 30, 2004 compared to $17.0 million for the comparable period of 2003. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included increases in receivables and inventory, plus decreases in accounts payable and other noncurrent liabilities, partially offset by decreases in prepaid expenses and other assets, plus increases in accrued expenses, income taxes payable and deferred revenue. Receivables increased due to our increased sales volumes. We invested in additional inventory this year as we built up a larger backlog of unprocessed salvage vehicles during the more favorable winter and spring buying seasons that we had substantially worked down through the end of the third quarter. Accounts payable decreased as we accelerated payments to certain foreign vendors in order to realize improved pricing on certain aftermarket product purchases and also due to the timing of payments for certain facility construction projects and information systems licenses. Other noncurrent liabilities decreased primarily due to reductions in legal claim reserves partially offset by an increase in employee deferred compensation liabilities.  Prepaid expenses and other assets decreased due primarily to amortization of directors’ and officers’ liability insurance. Accrued expenses increased primarily due to increases in our self-insurance reserves, property taxes, and timing of wage payments. Income taxes payable increased due primarily to our higher levels of taxable income. Deferred revenue increased primarily due to higher sales of extended warranty contracts.

Net cash used in investing activities totaled $65.5 million for the nine month period ended September 30, 2004, compared to $8.6 million for the comparable period of 2003.  We invested $43.5 million in five acquisitions in 2004 compared to $3.3 million in three acquisitions in the comparable period of 2003.  Net property and equipment purchases increased $15.9 million in 2004, due primarily to exercises of purchase options on previously leased facilities and investments in facility expansions. We also exercised a warrant and paid an exercise price of $0.7 million in 2004.  See Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for further discussion of this warrant.

Net cash provided by financing activities totaled $32.3 million for the nine month period ended September 30, 2004 compared to $7.5 million used in financing activities for the comparable period of 2003. Exercises of stock options and warrants provided $3.7 million in 2004. We borrowed $33.0 million under our bank credit facility in 2004 primarily to fund acquisitions, while we repaid $4.2 million of long-term debt obligations. We also used $0.2 million in 2004 for debt issuance costs related to our new unsecured credit facility. In 2003, we repurchased 3,557,498 shares of our common stock for $22.9 million. Net borrowings under our credit facility for the nine month period ended September 30, 2003 totaled $15.3 million.

On February 17, 2004, we entered into a new unsecured revolving credit facility that matures in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new revolving credit facility has a maximum availability of $75.0 million. In order to make any borrowing under the revolving credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on our payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.375%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

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

In May 2003, the Company repurchased 1,557,498 shares of its common stock from existing stockholders, including 1,500,000 shares repurchased from AutoNation, Inc., for a total of $10.9 million in cash.  The Company partially funded the stock repurchase by borrowing an additional $9.0 million against an existing revolving credit facility.

On January 28, 2004, as part of the consideration for a business acquisition, we issued a promissory note in the amount of $1.0 million.  The note is secured by certain real property owned by us.  The annual interest rate on the note is 3.5%. Monthly payments of interest and principal totaling $9,889 are required, with the remaining outstanding principal balance due in a lump sum payment on January 28, 2009.

On February 25, 2004, as part of the consideration for a business acquisition, we issued two promissory notes totaling $1.3 million.  The annual interest rate on the notes is 3.5% and interest is payable annually.  The notes mature on February 25, 2006.  At our option, the maturity of the notes may be extended to February 25, 2008.  The annual interest rate on the notes during the extension period would be 5.0%.

We assumed certain liabilities in connection with a business acquisition during the first quarter of 2004, including two bankers acceptances totaling $1.2 million.  The annual interest rate on the bankers acceptances, which were paid during the second quarter of 2004, was 2.94%.

On June 10, 2004, as part of the consideration for a business acquisition, we issued a note totaling $0.1 million. The annual interest rate on the note is 3.0% and the note, along with accrued interest, is payable at maturity on June 10, 2006.

As of November 9, 2004, we have approximately 1.6 million warrants outstanding at an exercise price of $2.00 per share that expire on February 14, 2006 and approximately 0.1 million warrants outstanding at an exercise price of $13.19 per share that expire on March 31, 2006.

We anticipate that net cash provided by operating activities for calendar year 2004 will be between $18.0 million and $20.0 million.

We estimate that our capital expenditures for calendar 2004 will be approximately $28.0 million, excluding business acquisitions. These capital expenditures consist of  approximately $11.4 million to exercise options to acquire previously leased facilities and approximately $16.6 million for asset replacements, construction of new start up facilities, systems development projects and expansion of current facilities. As of November 9, 2004, debt outstanding under our credit facility totaled approximately $50.0 million. Our credit facility was utilized to finance our October 2004 acquisition of an automotive recycling business for $19.0 million.

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

•                                          changes in the types of replacements parts that insurance carriers will accept in the repair process;

•                                          changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

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

•                                          uncertainty as to our future profitability;

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

•                                          declines in asset values;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or IBOR. As of September 30, 2004 we had $33.0 million outstanding under our credit facility.  Our previous secured credit facility required that we enter into an interest rate swap agreement to mitigate our interest rate risk on a portion of the balance outstanding.  We do not however, as a matter of policy, enter into hedging contracts for trading or speculative purposes.  The swap agreement, which expired on August 22, 2004, had a notional amount of $10.0 million under which we paid a fixed rate of interest of 2.65% and received payments based upon variable rates. The swap agreement was not designated as a hedging instrument and, as a result, changes in the fair value of the swap agreement were included in current period earnings.  We recorded  non-cash credits of $90,000 and $27,000 during the nine months ended September 30, 2004 and 2003, respectively, related to the change in fair value of the interest rate swap agreement.

The Company is also exposed to currency fluctuations with respect to the purchase of aftermarket parts in Taiwan.  While all transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the purchase price of aftermarket parts.  We might not be able to pass on any price increases to customers.  Under our present policies, we do not attempt to hedge our currency exchange rate exposure.

Our investment in our Central American operations is not material, and we do not attempt to hedge our foreign currency risk.

Item 4. Controls and Procedures

As of September 30, 2004, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c)           During the quarterly period ended September 30, 2004, upon reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, we issued an aggregate of 58,886 shares of common stock upon exercises of warrants for an aggregate consideration of $767,772.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description of Exhibit

10.1	Stock Purchase Agreement dated as of October 26, 2004 between LKQ Corporation and Fred J. Hopp.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                  Reports on Form 8-K

On July 29, 2004, we furnished a Current Report on Form 8-K under Item 12 in connection with the release of our second quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2004.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President – Finance and Controller
(Principal Accounting Officer)