Form 10-K
period 2004-12-31
LKQ CORP
filed 2005-03-08
CIK 1065696

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50404

LKQ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4215970 (I.R.S. Employer Identification Number)
120 North LaSalle Street Suite 3300 Chicago, Illinois (Address of Principal Executive Offices)	60602 (Zip Code)
Registrant's telephone number, including area code: (312) 621-1950
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

        The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $338,025,984 at March 1, 2005 (based on the closing sale price on the Nasdaq National Market on March 1, 2005). At March 1, 2005, the registrant had issued and outstanding an aggregate of 20,620,288 shares of common stock.

Documents Incorporated by Reference

        Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005, described in Parts II and III hereof, are incorporated by reference in this report.

PART I

ITEM 1.    BUSINESS

Overview

        We provide automotive replacement parts needed to repair automobiles. Buyers of automotive replacement parts have the option to purchase from primarily three sources: new parts produced by original equipment manufacturers, which are commonly known as OEM parts; new parts produced by companies other than the OEMs, sometimes referred to generically as "aftermarket" parts; and recycled parts originally produced by OEMs, which we refer to as recycled OEM parts.

        We believe we are the largest nationwide provider of recycled OEM automotive parts and related services, with 46 sales and processing facilities and 12 redistribution centers that reach most major markets in the United States. We procure salvage vehicles, primarily at auctions, using our locally based professionals and centralized procurement systems. In addition, as an alternative source of salvage vehicles, we obtain some vehicles directly from insurance companies, automobile manufacturers and other suppliers. Once we have received proper title, which assures us that the vehicles have not been stolen, we dismantle them for recycled products.

        During 2004 we expanded our product offerings in the automotive parts industry. In February 2004 we became a supplier of aftermarket collision automotive replacement parts. We currently have approximately 30 locations supplying aftermarket parts, serving 19 states primarily east of the Mississippi River. Also in February 2004, we became a provider of self-service retail recycled automotive parts. We offer these products at seven locations, also known as u-pull-it facilities, in Florida and Oregon. For the year ended December 31, 2004, revenue derived from recycling activities represented approximately 90% of our revenue and sales of aftermarket parts and services represented approximately 10% of our revenue.

        Our customers include collision and mechanical repair shops and, indirectly, insurance companies, including extended warranty companies. The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. These customers benefit from our high quality products, extensive product availability due to our regionally focused inventories, product costs lower than new OEM parts, and quick delivery. We provide benefits to repair shops and insurance companies because the lower costs for our products enable many vehicles to be repaired rather than declared a total loss. We indirectly rely on insurance companies, which ultimately pay the collision repair shops for the repair of insured vehicles, as a source of business. These insurance companies exert significant influence in the vehicle repair decision, and increasingly look to a nationwide source for consistency, quality and availability of replacement parts. Because of their importance to the process, we have formed business relationships with certain insurance companies and with certain extended warranty providers, in order to be their preferred automotive parts company. For example, with some insurance companies we have vehicle repair order estimate review programs in place and provide their claims adjusters a part quote and locator service. In addition we provide them an outlet to dispose of certain total loss vehicles directly with us. We provide extended warranty companies a single national call desk to service their nationwide needs for mechanical products.

        By expanding our product offerings to include both recycled OEM parts and aftermarket parts, LKQ provides a relatively complete line of automotive replacement parts. Our desire is to become a one-stop shop for our customers.

Our Strengths

We Provide Services to Insurance Companies and Extended Warranty Providers

        We believe that our nationwide presence gives us a unique ability to service the major automobile insurance companies and extended warranty providers. Insurance companies and extended warranty providers are generally national or regional and play a critical role in the repair process. We believe we provide a direct benefit to these companies by lowering the cost of repairs, decreasing the time required to return the repaired vehicle to the customer, and providing a replacement that is of the same quality as the OEM part replaced. Specifically, we assist insurance companies by purchasing insured total loss vehicles and by providing cost effective products through sales to collision repair shops, especially to repair shops that are part of an insurance company network. We also provide a review of vehicle repair order estimates to insurance companies so they may assess the opportunity to increase usage of recycled OEM and aftermarket products. For extended warranty providers, we provide a single national call desk to service their nationwide need for mechanical products.

Our National Network Would be Difficult to Replicate

        We believe that our national network provides a competitive advantage because it would be difficult to replicate. We have invested significant capital in our current network of service facilities. Since our founding, we have developed a national network that serves 33 out of 35 major metropolitan areas in the United States. We consider our national presence to be a key distinguishing factor. We have differentiated ourselves from our local competitors and made replication of a similar network difficult by developing our network using anchor companies that were among the largest companies in the industry with multiple locations. The difficulty and time required to obtain the proper zoning, as well as dismantling and other environmental permits necessary to operate a newly-sited facility, would make establishing new facilities difficult and expensive. In addition, there are difficulties associated with recruiting and hiring an experienced management team that has strong local relationships with customers.

We Benefit From a Local Presence as Well as a National Network

        We have developed a network of automotive parts facilities that allows us to maintain and develop our relationships with local repair shops, while providing a level of service to insurance companies and national customers that is made possible by our nationwide presence. Our local presence allows us to provide daily deliveries that our customers require, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers maintain and develop critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network. Finally, our national network allows us to enter adjacent markets by establishing redistribution facilities, which avoids the need for local dismantling capabilities and inventory. Using this method, we can enter new markets quickly.

We Have an Effective Procurement Process

        We have information systems and methodologies that leverage our nationwide presence and use our purchasing personnel to procure vehicles and aftermarket parts cost-effectively. As our largest single expenditure, efficient procurement of salvage vehicles is critical to the growth, operating results and cash flow of our business. A critical component of our operations is our ability to identify and value the parts that can be recycled on a damaged vehicle at auction and to rapidly determine the maximum price we can pay for the vehicle in order to achieve our target margins on resale of the recycled OEM parts. We carefully analyze the market and obtain aftermarket parts and salvage vehicles of the type whose parts are in demand at prices that we believe will allow us to sell products profitably. We have also taken advantage of our relationships with insurance companies and automobile manufacturers to obtain salvage vehicles outside the auction process.

We Have a Broad and Deep Inventory of High Quality Products

        We believe that our customers place a high value on availability of quality automotive replacement parts. Our broad and deep inventory of recycled OEM and aftermarket parts allows us to fill a higher percentage of our customers' orders than our competitors can fill. We have invested significant capital in our inventory, and we have developed seven regional trading zones within which we make our inventory available to our local facilities. We manage our inventory and purchasing of recycled OEM products on a regional basis to enhance the availability of the recycled OEM products that we believe will be in the highest demand within each region. We purchase aftermarket parts from manufacturers primarily in Taiwan using a proprietary order management system. As we grow our business and financial resources, we will continue to increase our inventory and look for ways to improve our ability to consistently fill our customers' orders.

We Have Implemented Management Disciplines

        We have developed and built procurement, operating and financial systems that have allowed us to grow and develop our national network. We believe that our ability to implement best practices utilizing professional management techniques and disciplines in an industry characterized by small companies with limited resources has made us an industry leader. As our business has grown, we have implemented programs to further employee development, to support the sharing of best practices among employees, and to attract and retain our valuable employees.

Our Strategies

Expand our National Network

        We intend to continue to expand our market coverage through a combination of internal development and acquisitions. We currently service 33 out of the 35 largest major metropolitan areas in the United States with recycled automotive products and 25 out of the 35 largest major metropolitan areas with aftermarket automotive products. We plan to establish a presence in additional major metropolitan markets and a number of smaller markets in the United States. We continually analyze our national network and look for opportunities to expand into new regions or into adjacent markets. We estimate our current share of the automotive recycling market to be less than 10%. We estimate our current share of the insured aftermarket automotive products market to be less than 5%. We believe there are opportunities for growth in both product lines. We are currently evaluating a number of acquisition candidates. We have applied an analytical and disciplined approach to our acquisition process and have targeted companies with strong management teams, a record of environmental compliance, solid growth prospects and a reputation for quality and customer service. We intend to continue to apply the same disciplines to future acquisition opportunities.

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

Continue to Improve our Operating Results

        We are working to improve our operating results by applying our business approach to our most recently acquired facilities, continuing to build our nationwide network, further centralizing certain functions, improving our use of technology, and increasing revenue at our lower volume facilities. Our higher volume facilities generally operate at a higher profitability level as a percentage of revenue. We believe we can improve the operating results at our lower volume facilities by achieving the economies of scale that we realize at our higher volume facilities. We are continually investing resources in procurement in an attempt to obtain our products at optimum prices. We are working to further improve the procurement function, which uses methodologies that analyze demand levels for our products, existing inventory levels, and projected margins on an individual vehicle basis.

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

Raise Industry Standards by Being an Industry Leader

        Since our inception, we have employed a professional approach to the automotive recycling business. We continue to seek new ways to improve our methodologies and to communicate our standards to our customers. We believe that our competitors will seek to emulate our model. We further believe that, by elevating industry standards in areas such as customer service, integrity, product quality and availability, delivery time, warranty support, environmental compliance, and appearance of facilities, we can help promote the acceptability of the use of recycled OEM products and the growth of the automotive recycling industry.

Our Process

        Our operations generally involve the procurement of inventory, vehicle processing (in the case of wholesale recycled OEM parts), sales, and distribution.

Procurement of Inventory

        We start the process of procuring recycled OEM parts for our wholesale operations by acquiring severely damaged or totaled vehicles. Wrecked vehicles are sold at salvage auctions held each weekday throughout the country. Salvage auctions provide an outlet for salvage vehicles to be processed and sold primarily to automotive recyclers and rebuilders. We acquired approximately 84,600 salvage vehicles for our wholesale operations in 2004. We purchase the majority of our vehicles from salvage auctions. We pay third parties fees to tow the vehicles from the auction to our facilities. Salvage auctions charge fees both to the supplier of vehicles (primarily insurance companies) and to the purchaser (including us).

        For the vast majority of our salvage auction purchases, we send a representative, whom we refer to as a "scout," in advance of each auction to investigate the vehicles we would be interested in buying. The scout obtains key information such as the model, mileage and damage assessment and determines which parts on the targeted vehicles are recyclable. This information is immediately forwarded to our bid specialists. The bid specialists analyze the data in light of current demand for the parts in question, the levels of our inventory with respect to such parts, and the projected margins expected for each vehicle. The specialists then set a maximum bid price that our bidders use to purchase the vehicle at auction. We believe that this system provides a disciplined approach for procurement.

        We also obtain salvage vehicles and parts from insurance companies, automobile manufacturers, abandoned vehicle programs and other salvage sources. Some of these arrangements allow us to acquire salvage vehicles directly from the insurance company or automobile manufacturer at a cost calculated as a percentage of revenue from such vehicles, which is remitted as products are sold from these vehicles. These arrangements eliminate the fees we and the insurance company would otherwise pay to the salvage auction and provide us inventory with a lower initial expenditure of capital.

        We acquire inventory for our self-service retail recycled automotive parts operations from a variety of sources, including but not limited to auctions, towing companies, municipalities, and insurance carriers. In 2004, we purchased approximately 27,700 salvage vehicles for our retail operations.

        We purchase aftermarket parts from independent manufacturers. Approximately 90% of the aftermarket parts we purchase originate in Taiwan. We obtain the balance of our aftermarket parts from sources in the United States. No single supplier currently provides more than 25% of our aftermarket parts. We use a proprietary order management system to procure our aftermarket inventory. The system prompts inventory purchases based on stocking levels and historical sales data. We believe that the system helps us to procure our aftermarket inventory efficiently and to maintain one of the highest fulfillment rates in the aftermarket parts industry.

Vehicle Processing

        Vehicle processing for our wholesale operations involves dismantling a salvage vehicle into recycled OEM products ready for delivery. When a salvage vehicle arrives at one of our facilities, an inventory specialist identifies, catalogs and schedules the vehicle for dismantling. We do not dismantle any vehicle until we have received proper title documentation, thereby assuring that the vehicle was not stolen.

        The dismantler removes components that will become products for sale. Products that are placed directly on inventory shelves generally include such items as the engine, transmission, hood, trunk lid, head and tail lamp assemblies, rear bumper and doors. We remove all recyclable items including fluids, freon, batteries, tires and catalytic converters. These items are sold to recyclers and reprocessors. Dismantlers also perform any required cutting of the vehicle frame or body.

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

Sales

        As of December 31, 2004, we employed approximately 370 full-time sales staff in our wholesale recycled OEM parts operations. Of these, approximately 340 were located at sales desks at our facilities and generally are responsible for accepting incoming calls from, and selling our inventory to, our customers. We put all of our sales personnel through a thorough training program. Most of our sales personnel are paid primarily on a commission basis. In addition, as of December 31, 2004, we had approximately 30 traveling sales staff who visit our customers and focus on business development in various markets. In our aftermarket parts operations, sales orders are accepted by either our local delivery drivers or by our sales call center.

        We are continually reviewing and revising the pricing of our recycled OEM parts. Our pricing specialists take into consideration factors such as location, recent demand, inventory quantity, inventory turnover, new OEM part prices, recycled OEM part prices, aftermarket part prices and remanufactured part prices with the goal of optimizing revenue. We update the pricing of our aftermarket parts at least annually when we update our parts catalog, and we may adjust aftermarket prices during the year in response to material price changes of OEM parts.

        The inventory base of each of our facilities, supplemented by the inventory sharing system within our regional trading zones, gives us what we believe to be a competitive advantage through our ability to meet our customers' requirements more frequently than smaller competitors.

Distribution

        Each sale results in the generation of a work order. A dispatcher is then responsible for ensuring parts accuracy, printing the final invoice, and including the parts on the appropriate truck route for delivery to the customer. We operate a delivery fleet of 343 medium-sized trucks, most of which we lease, and 246 smaller trucks and vans, most of which we own. These trucks generally deliver products to our customers within their territory on a daily basis. In markets where we offer both recycled OEM and aftermarket parts, we deliver both types of parts on the same delivery routes to help minimize distribution costs.

        Additionally, we have developed an internal distribution network to allow our sales representatives to sell both recycled OEM and aftermarket parts from the inventory of nearby facilities within our seven regional trading zones, thus improving our ability to fulfill customer requests and to improve inventory turnover. We operate approximately 54 daily recycled product and 25 daily aftermarket product transfers between our facilities within our seven regional trading zones.

Our Products

        When we procure salvage vehicles, we focus on vehicles for which the insured repair market has the most recycled product demand. These tend to be popular types of vehicles such as sport utility vehicles and pickup trucks, and popular models, like the Accord, Taurus, Camry, Lumina and Explorer. These vehicles generally are a few model years old, as insurers tend to use new OEM parts on repairs of vehicles that are one to two years old. Similarly, insurers are less interested in vehicles more than ten model years old, as they are less likely to be repaired. Accordingly, we primarily target vehicles from the 1994 to 2002 model years. The degree of damage is not a significant factor in our process as we only assign value to the undamaged product when we prepare our bids.

        Our most popular items include engines, vehicle front end assemblies, doors, transmissions, trunk lids, bumper assemblies, wheels, head and tail lamp assemblies, mirrors, fenders and axles.

        When we obtain a mechanical product from a dismantled vehicle and determine that we have an excess supply of such product or it is defective, it is then sold in bulk to mechanical remanufacturers. The majority of these products are transferred to our core facility in Houston, Texas where we sort them by product and model type. Examples of such products are engine blocks and heads, transmissions, starters, alternators and air conditioner compressors.

        When we procure aftermarket parts, we focus on aftermarket parts that are in most demand by the insured repair market. We also focus on aftermarket parts that would best complement our recycled inventory.

Our Customers

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

Repair Shops and Others

        We sell the majority of our products wholesale to collision repair shops and mechanical repair shops. The majority of these customers tend to be individually-owned small businesses, although over the last few years there has been a trend toward consolidation resulting in the formation of several national and regional repair companies. We also sell our products to individual retail customers at our self-service retail locations and at certain of our wholesale recycled parts locations.

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

Our Employees

        As of December 31, 2004, we had approximately 2,700 employees performing operational functions and approximately 100 corporate and regional employees. None of our employees are members of unions or participate in other collective bargaining arrangements.

Our Facilities

        Our corporate headquarters are located at 120 North LaSalle Street, Suite 3300, Chicago, Illinois 60602. In February 2004, we entered into a new lease, which became effective on August 1, 2004, to remain in our current office space. The term of the new lease expires in July 2009. The primary functions performed at our corporate headquarters are financial, accounting, treasury, marketing, business development, human resources, information systems support and legal. In addition to our corporate headquarters, we have numerous operating facilities across the United States that handle recycled OEM parts, aftermarket parts, and self-service retail parts.

Recycled OEM Parts

        Our wholesale recycled OEM parts facilities are located among seven geographic regions. A typical facility has processing, sales and distribution operations, including a large warehouse with multiple bays to dismantle vehicles, indoor and outdoor storage areas, and administrative and sales offices. Equipment typically used at each facility includes hydraulic lifts, forklifts and loaders, and hand tools to dismantle vehicles. We also have facilities that operate primarily as redistribution centers. As of February 28, 2005, we conducted our wholesale recycled OEM parts operations from 58 facilities, 46 of which include a combination of processing, sales and redistribution operations, and 12 of which are currently primarily redistribution facilities. We also have three recycled OEM parts facilities in San Jose, Costa Rica; Guatemala City, Guatemala; and Xela, Guatemala.

Aftermarket Parts

        We conduct our aftermarket parts business from facilities that serve as sales, warehousing or distribution centers for these parts. As of February 28, 2005, we conducted our aftermarket parts operations from approximately 30 facilities. The largest of these facilities are located in Columbus, Ohio; Charlotte, North Carolina; Dallas, Texas; Oakland, California; Pennsauken, New Jersey and Landover, Maryland.

Self-Service Retail Parts

        Our self-service retail parts facilities typically consist of several acres of vehicles stored outdoors and a retail building through which customers access the vehicles. As of March 1, 2005, we conducted our self-service retail parts operations from seven facilities in the United States.

Competition

        We operate in a highly competitive industry. We consider all suppliers of automotive products to be competitors, including participants in the recycled OEM product market, OEMs, parts remanufacturers, and suppliers of aftermarket parts. We believe the principal areas of competition in our industry include pricing, product quality, service and availability of inventory.

        We compete with more than 6,000 domestic automotive parts recyclers, most of which are single-unit operators. We believe most of the automotive parts recyclers in the United States have less than $3.0 million in annual revenue. In some markets, smaller competitors have organized affiliations to share marketing and distribution resources. Greenleaf LLC, an automotive recycling business with a nationwide presence, started by Ford Motor Company, is our largest competitor in the recycled OEM automotive parts business. According to a published report, Ford Motor Company sold Greenleaf LLC to former Ford managers in 2003.

        We also compete with distributors of aftermarket collision automotive parts. The largest distributor of these parts in the United States is Keystone Automotive Industries, Inc.

        Manufacturers of new original equipment parts sell the majority of automotive replacement products. We believe, however, that as the insurance and repair industries come to appreciate the advantages of recycled OEM and aftermarket parts, those products can account for a larger percentage of total automotive replacement product sales.

Information Technology

        We use a single third party facility management system in most of our wholesale recycled OEM parts operations. We believe that a single system helps us with the continued implementation of standard operating procedures, training efficiency, employee transferability, access to a national inventory database, management reporting, and data storage. It also eliminates the need to create multiple versions of proprietary applications and systems support processes.

        The major features of our facility management system include inventory control, customer selling and billing, sales analysis, vehicle tracking and profitability reporting. The system also supports an electronic exchange system for identifying and locating parts at other selected recyclers and facilitates brokered sales to fill customer orders for items not in stock.

        We have separate third party providers for our financial systems such as financial and budget reporting, general ledger accounting, accounts payable, payroll and fixed assets. We utilize the same common financial systems throughout the majority of our operations.

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

        Currently our aftermarket and self-service retail operations each use a separate facility management system.

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

Legislation Affecting Aftermarket Parts

        The legislatures in a majority of states have considered legislation seeking to prohibit or restrict the use of aftermarket parts in collision repair work. To date, eight states have passed such legislation. Additional bills of this kind may be introduced in the future. An increase in the number of states passing such legislation or the passing of legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse impact on our aftermarket parts business.

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

ITEM 2.    PROPERTIES

        Our properties are described in "Item 1—Our Facilities" above, and such description is incorporated by reference to this Item 2. Our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space to conduct operations or additional office space, as needed, on terms acceptable to us.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq National Market under the symbol "LKQX." At December 31, 2004, there were 93 record holders of our common stock. We became a public company and began trading on the Nasdaq National Market on October 3, 2003. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on the Nasdaq National Market.

	High	Low
2003
Fourth Quarter	$18.50	$14.00
2004
First Quarter	20.43	16.20
Second Quarter	20.20	16.92
Third Quarter	19.13	16.50
Fourth Quarter	20.92	13.28

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

        See "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2005 for information regarding stockholder approval of our equity compensation plans, which information is incorporated by reference to this Item 5.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$226,304	$250,462	$287,125	$327,974	$424,756
Cost of goods sold	119,313	132,520	154,574	174,238	227,140

Gross Margin	106,991	117,942	132,551	153,736	197,616

Facility and warehouse expenses	32,295	32,674	35,778	38,679	47,815
Distribution expenses	21,889	24,621	28,530	35,263	47,927
Selling, general and administrative expenses	40,095	39,638	42,385	48,289	60,095
Depreciation and amortization	7,541	7,897	5,014	5,446	6,872
Asset impairment loss	556	—	—	—	—

Total operating expenses	102,376	104,830	111,707	127,677	162,709

Operating income	4,615	13,112	20,844	26,059	34,907
Other (income) expense
Interest, net	5,005	5,082	2,908	2,023	1,505
Other, net	(149)	(139)	(332)	(117)	(455)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(241)	8,169	18,268	24,153	33,857
Provision for income taxes	637	3,939	7,263	9,577	13,284

Income (loss) before cumulative effect of change in accounting principle	(878)	4,230	11,005	14,576	20,573
Cumulative effect of change in accounting principle, net of tax	—	—	(49,899)	—	—

Net income (loss)	$(878)	$4,230	$(38,894)	$14,576	$20,573

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.24	$0.62	$0.90	$1.03
Net income (loss)	$(0.05)	$0.24	$(2.20)	$0.90	$1.03
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.23	$0.57	$0.80	$0.92
Net income (loss)	$(0.05)	$0.23	$(2.00)	$0.80	$0.92
Shares used in per share calculation basic(a)	17,601	17,656	17,654	16,268	20,052
Shares used in per share calculation diluted(a)	17,601	18,742	19,399	18,258	22,414
	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Other Financial Data:
Net cash provided by (used in) operating activities	$(3,384)	$12,059	$17,740	$20,949	$25,901
Net cash used in investing activities	(8,308)	(3,516)	(6,746)	(12,222)	(87,823)
Net cash provided by (used in) financing activities	14,928	(11,060)	(11,997)	6,770	47,452
Capital expenditures(b)	9,648	3,809	8,402	13,200	93,025
Depreciation and amortization	7,541	7,897	5,014	5,446	6,872
EBITDA(c)	12,305	21,148	26,190	31,622	42,234

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data:
Total assets	$233,203	$227,217	$176,747	$203,154	288,275
Working capital	54,541	16,861	50,670	74,184	77,878
Long-term obligations, including current portion	54,611	43,962	34,205	3,997	50,262
Stockholders' equity	155,230	160,105	121,129	174,011	204,071

(a)
We repurchased 2,000,000 shares of our common stock in February 2003 and repurchased an additional 1,557,498 shares of our common stock in May 2003. In addition, we sold 5,000,000 shares of our common stock on October 2, 2003 in connection with our initial public offering. Accordingly, the shares used in the per share calculation for basic and diluted earnings per share in 2003 do not fully reflect the impact of these transactions.

(b)
Includes acquisitions and non-cash property additions

(c)
EBITDA consists of income (loss) before provision for income taxes and cumulative effect of change in accounting principle plus depreciation and amortization, interest expense, and stockholder loan guarantee fee, less interest income. We have presented EBITDA information solely as a supplemental disclosure because we believe it provides a helpful analysis of our operating results. EBITDA should not be construed as an alternative to operating income, net income (loss) or net cash provided by (used in) operating activities, as determined in accordance with accounting principles generally accepted in the United States. In addition, not all companies that report EBITDA information calculate EBITDA in the same manner as we do and, accordingly, our calculation is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

The following table reconciles EBITDA to net income (loss):

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Net income (loss)	$(878)	$4,230	$(38,894)	$14,576	$20,573
Cumulative effect of change in accounting principle, net of tax	—	—	49,899	—	—
Depreciation and amortization	7,541	7,897	5,014	5,446	6,872
Interest, net	5,005	5,082	2,908	2,023	1,505
Provision for income taxes	637	3,939	7,263	9,577	13,284

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$12,305	$21,148	$26,190	$31,622	$42,234

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The repair of automobiles includes the purchase of automotive replacement parts. Buyers of replacement parts have the option to purchase from primarily three sources: new parts produced by original equipment manufacturers, which are commonly known as OEM parts; new parts produced by companies other than the OEM's, sometimes referred to generically as "aftermarket" parts; and recycled parts originally produced by OEM's, which we refer to as recycled OEM products. We have historically sold primarily recycled OEM products. In 2004, we expanded our product lines to include aftermarket collision automotive replacement parts. We believe that this expansion of our product offerings will allow us to fill more of our customers' requests.

        Since our formation in 1998, we have grown through both internal development and acquisitions. For the first 18 months of our existence, we focused on growth through acquisitions. Our acquisition strategy has been to target companies with strong management teams, a record of environmental compliance, solid growth prospects and a reputation for quality and customer service.

        Internal growth is an important driver of our revenue and operating results. Since 1999, we have focused primarily on growing our recycled product sales and operating results within our existing organization. We have done so by developing our regional distribution networks and by creating overnight product transfers between our facilities to better leverage our inventory investment and to increase our ability to fill customer demand.

        Our revenue, cost of goods sold and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Factors that may affect our operating results include, but are not limited to:

  •
  fluctuations in the pricing of new OEM replacement parts;

  •
  the availability and cost of inventory;

  •
  variations in vehicle accident rates;

  •
  increasing competition in the automotive parts industry;

  •
  changes in state or federal laws or regulations affecting our business

  •
  changes in the types of replacement parts that insurance carriers will accept in the repair process;

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

Sources of Revenue

        Our revenue from the sale of automotive replacement products and related services has typically ranged between 91% and 93% of our total revenue. We sell the majority of our automotive replacement products to collision repair shops and mechanical repair shops. Our automotive replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, headlights and taillights. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement part prices and the age of the vehicle being repaired. The pricing for aftermarket collision automotive replacement parts is determined based on a number of factors, including availability, quality, demand, new OEM replacement part prices and competitor pricing.

        Approximately 7% to 9% of our revenue is obtained from other sources. These include bulk sales to mechanical remanufacturers and scrap sales.

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

Cost of Goods Sold

        Our cost of goods sold for recycled OEM products includes the price we pay for the salvage vehicle, as well as auction fees and storage, and towing, where applicable. Our cost of goods sold also includes other costs such as labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to buying and dismantling account for approximately 10% of our salvage cost of goods sold. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

        Our cost of goods sold for aftermarket collision automotive replacement parts includes the price we pay for the parts, freight and other inventoried costs such as labor and other costs to acquire, including import fees and duties, where applicable. Our aftermarket collision automotive replacement parts are acquired from a number of vendors located primarily overseas, with the majority of our overseas vendors located in Taiwan.

        In the event we do not have a recycled replacement part or suitable aftermarket replacement part in our inventory, we attempt to purchase the part from a competitor. We refer to these parts acquired as brokered parts. The revenue from products that we obtain from third party recyclers to sell to our customers ranges from 8% to 10% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

        Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during 2004 was as follows:

Balance as of December 31, 2003	$235,000
Warranty expense	2,011,000
Warranty claims	(1,966,000)

Balance as of December 31, 2004	$280,000

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

        Our selling and marketing expenses primarily include our advertising, promotion and marketing costs, salary and commission expenses for sales personnel, sales training, telephone and other communication expenses, and bad debt expense. Personnel costs account for approximately 79% to 82% of our selling and marketing expenses. Most of our wholesale recycled sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers' needs and increase our sales volume. We are continually evaluating our sales force, developing and implementing training programs, and utilizing appropriate measurements to assess our selling effectiveness.

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

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, warranty costs, inventory valuation, allowance for doubtful accounts, goodwill impairments, self-insurance programs, contingencies, asset impairments and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.

Revenue Recognition

        We recognize and report revenue from the sale of automotive replacement products when they are shipped and title has transferred, subject to a reserve for returns, discounts and allowances that management estimates based upon historical information. A repair product would ordinarily be returned within a few days of shipment. Discounts may be earned based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment.

        We also sell separately priced extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts.

Warranty Reserves

        We issue a standard six-month warranty against defects on some of our mechanical products. We record an accrual for standard warranty claims at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. We analyze historical warranty claim activity by referencing the claims made and aging them from the original product sale date. We use this information to project future warranty claims on actual products sold that are still under warranty at the end of an accounting period. A 10% increase in our historical annual warranty claims would result in an additional annual expense of approximately $200,000.

Inventory Accounting

        Salvage Inventory.    Salvage inventory is recorded at the lower of cost or market. Our salvage inventory cost is established based upon the price we pay for a vehicle, and includes buying, dismantling and, where applicable, auction fees and storage, and towing. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices. The average cost to sales percentage is derived from each facility's historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under direct procurement arrangements.

        Aftermarket Inventory.    Aftermarket inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign companies, import fees and duties and transportation insurance are also included.

        For all inventory, our inventory carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. Our allowance for doubtful accounts at December 31, 2004 was approximately $1.7 million, which represents 5.3% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period of occurrence. A 10% change in the annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $94,000. Our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits and monitoring policies. We also have certain customers that pay for products at the time of delivery.

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

        We utilize outside professionals in the valuation industry to validate the assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of December 31, 2004, we had $100.3 million in goodwill that will be subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2004, 2003 and 2002, respectively. A 10% decrease in the fair value estimates used in the fourth quarter of 2004 impairment test would not have changed this determination.

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

Self-Insurance Programs

        We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We also self-insure a portion of automobile, general liability and workers' compensation claims. We have purchased stop-loss insurance coverage that limits our exposure to both individual claims as well as our overall claims. The cost of the stop-loss insurance is expensed over the contract periods.

        We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the open policy years, we would have an additional expense of approximately $5.1 million in 2004.

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

Accounting for Income Taxes

        All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based upon the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. We operate in multiple tax jurisdictions with different tax rates and we determine the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although we have recorded all probable income tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies" and SFAS No. 109, "Accounting for Income Taxes," these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include contingencies.

        We record a provision for taxes based upon our expected annual effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.5 million and $0.2 million as of December 31, 2004 and 2003, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Recently Issued Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 (subsequently revised in December 2003) "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 was effective for all variable interest entities or potential variable interest entities for periods ended after December 15, 2003. Application for all other types of entities was required in financial statements for periods ended after March 15, 2004. We reviewed the interpretation and determined that it did not have an impact on our consolidated financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 was effective for contracts entered into or modified after June 30, 2003. We adopted the new standard and determined that its implementation did not impact our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity and was effective for periods ending on or after June 15, 2003. We adopted the new standard and determined that its implementation did not impact our consolidated financial position, results of operations, or cash flows.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) must be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the impact SFAS 151 will have on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), a revision of SFAS 123. SFAS 123R requires the adoption of a fair-value method of accounting for stock-based employee compensation. SFAS 123R is effective as of the beginning of the first interim fiscal period that begins after June 15, 2005. We are currently assessing the impact that SFAS 123R will have on our results of operations, but we expect that it will negatively impact such results for 2005 by approximately $0.5 million or $0.02 per diluted share. We do not expect that the adoption of this standard will have a material impact on our consolidated financial position or cash flows.

Acquisitions

        During 2003, we acquired three automotive recycling businesses located in upstate New York, California and Nevada, respectively, for an aggregate of approximately $3.3 million in cash, $0.2 million in notes issued and 50,000 redeemable shares of our common stock. The business combinations enabled us to serve new market areas.

        In the first quarter of 2004, we completed three acquisitions (two in the recycled OEM automotive parts business and one in the aftermarket automotive parts business) for an aggregate of approximately $39.8 million in cash, $2.3 million in notes issued and 123,296 shares of our common stock. These acquisitions enabled us to serve new markets, become a significant provider of aftermarket automotive replacement parts and become a provider of self-service retail automotive parts.

        In the second quarter of 2004, we completed two acquisitions in the recycled OEM automotive parts business, one with operations in Guatemala and Costa Rica and one located outside Minneapolis, for an aggregate of approximately $3.8 million in cash, $0.1 million in notes issued and 63,402 shares of our common stock. The revenue of the Central American businesses is not material, but we intend to use these facilities as a future platform to sell certain types of products into Central America from our U.S. based recycled OEM automotive replacement parts facilities. Much of this product is currently being disposed of as scrap or mechanical core product by our U.S. facilities. The Minneapolis acquisition represents our establishment of production and warehousing capabilities in that market.

        In late October 2004, we completed an acquisition of related companies with seven primary locations in the Northwestern United States, including three retail self-service facilities, for an aggregate of approximately $18.1 million in cash. This acquisition enables us to expand our presence in that region.

        In the first quarter of 2005, we completed an acquisition in the aftermarket automotive replacement parts business with two locations, near Philadelphia and Washington, D.C., for approximately $15.4 million in cash. This acquisition enables us to expand our presence in these areas of the country.

Segment Reporting

        Over 99% of our operations are conducted in the United States. During 2004, we acquired a recycled OEM automotive parts business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the United States are not material. We manage our operations geographically. Our automotive replacement parts operations are organized into seven operating segments, six for recycled automotive replacement products and one for aftermarket automotive replacement products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. The automotive replacement parts operations account for over 90% of our revenue, earnings and assets.

Results of Operations

        The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	53.5%	53.1%	53.8%
Gross margin	46.5%	46.9%	46.2%
Facility and warehouse expenses	11.3%	11.8%	12.5%
Distribution expenses	11.3%	10.8%	9.9%
Selling, general and administrative expenses	14.1%	14.7%	14.8%
Depreciation and amortization	1.6%	1.7%	1.7%
Operating income	8.2%	7.9%	7.3%
Other expense, net	0.2%	0.6%	0.9%
Income before provision for income taxes and cumulative effect of change in accounting principle	8.0%	7.4%	6.4%
Cumulative effect of change in accounting principle	0.0%	0.0%	(17.4)%
Net income (loss)	4.8%	4.4%	(13.5)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Revenue.    Our revenue increased 29.5%, from $328.0 million in 2003 to $424.8 million in 2004. The increase in revenue is primarily due to the higher volume of products we sold and business acquisitions. Organic revenue growth was approximately 11.0% in 2004. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. The revenue attributable to the six business acquisitions completed in 2004 accounted for approximately $60.3 million of total revenue for the year.

        Cost of Goods Sold.    Our cost of goods sold increased 30.4%, from $174.2 million in 2003 to $227.1 million in 2004. As a percentage of revenue, cost of goods sold increased from 53.1% to 53.5%. The increase in cost of goods sold is primarily due to increased volume of products sold. The increase in cost of goods sold percentage was due primarily to a change in inventory mix to higher end salvage during the third quarter and lower recovery on our shipping and handling costs.

        Gross Margin.    Our gross margin increased 28.5%, from $153.7 million in 2003 to $197.6 million in 2004. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 46.9% to 46.5%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold. We shifted our buying in the fourth quarter to a lower average cost vehicle than we were purchasing earlier in the year and are refocusing our sales force to recoup more of our shipping and handling costs through higher billings for these items. As a result, we saw our gross margin improve in the fourth quarter compared to our third quarter.

        Facility and Warehouse Expenses.    Facility and warehouse expenses increased 23.6%, from $38.7 million in 2003 to $47.8 million in 2004. Our 2004 acquisitions accounted for $8.4 million of the increase in facility and warehouse expenses. Our remaining facility and warehouse expenses increased primarily from higher wages due to increased headcount and higher repairs and maintenance expenses. This increase was partially offset by lower incentive compensation expense for field personnel and lower rent expense due to our exercise of purchase options on certain production facilities that we previously leased. As a percentage of revenue, facility and warehouse expenses decreased from 11.8% to 11.3%.

        Distribution Expenses.    Distribution expenses increased 35.9%, from $35.3 million in 2003 to $47.9 million in 2004. As a percentage of revenue our distribution expenses increased from 10.8% to 11.3%. Our 2004 acquisitions accounted for $7.5 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local delivery trucks by approximately 5.4%. We also operated 11.6% more daily transfer routes between our facilities due to the increase in parts volume. For the year ended December 31, 2004 we increased the amount of product we moved between our facilities by approximately 30%, the majority of which was on our own transfer trucks. In addition, higher wages primarily from an increase in the number of employees, and increased fuel costs, truck rentals and repairs, delivery supplies, contracted salvage transfer services and freight costs accounted for the remaining growth in distribution expenses. We renegotiated our freight rates with substantially all of our common carriers in the fourth quarter of 2004, and we directed our sales force to recoup more of our shipping and handling costs. We expect to slow the increase in our distribution costs as a percentage of revenue in future quarters.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 24.4%, from $48.3 million in 2003 to $60.1 million in 2004. Our 2004 acquisitions accounted for $6.4 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to labor and labor-related expenses and costs associated with being a public company, partially offset by $0.3 million in lower incentive compensation, lower bad debt expenses of $0.4 million and by improved insurance and legal claims experience of $0.9 million. Our selling expenses tend to rise as revenue increases due to our wholesale recycled commissioned inside sales force. We incurred approximately $2.8 million in costs related to being a public company compared to $0.6 million in 2003. These costs primarily included higher premiums for directors' and officers' liability insurance, higher directors' compensation expense and higher accounting and legal fees. As a percentage of revenue our selling, general and administrative expenses decreased from 14.7% to 14.1%.

        Depreciation and Amortization.    Depreciation and amortization increased 26.2%, from $5.4 million in 2003 to $6.9 million in 2004. Our 2004 acquisitions accounted for $1.2 million of the increase in depreciation and amortization. As a percentage of revenue our depreciation and amortization decreased from 1.7% to 1.6%.

        Operating Income.    Operating income increased 34.0%, from $26.1 million in 2003 to $35.0 million in 2004. As a percentage of revenue, operating income increased from 7.9% to 8.2%.

        Other (Income) Expense.    Net other expense decreased 44.9%, from $1.9 million in 2003 to $1.1 million in 2004. As a percentage of revenue, net other expense decreased from 0.6% to 0.2%. Included in other income are approximately $0.4 million of proceeds from a corporate owned life insurance policy. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. Net interest expense decreased 25.6% to $1.5 million in 2004 from $2.0 million in 2003. In 2004, interest expense was related primarily to debt incurred to fund acquisitions. Included in interest expense in 2004 is $0.3 million in debt issuance costs that were written off. These costs were attributable to our previous secured bank credit facility that was terminated in February 2004. See "Liquidity and Capital Resources" below for further discussion of changes in our bank credit facilities. The decrease in net interest expense is due to both lower average debt levels and interest rates in 2004.

        Provision for Income Taxes.    The provision for income taxes increased 38.7%, from $9.6 million in 2003 to $13.3 million in 2004 due primarily to improved operating results. Our effective tax rate was 39.2% in 2004 and 39.7% in 2003. The decrease in our effective income tax rate in 2004 was due primarily to the receipt of nontaxable life insurance proceeds of $0.4 million in the fourth quarter.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenue.    Our revenue increased 14.2%, from $287.1 million in 2002 to $328.0 million in 2003. The increase in revenue was primarily due to the higher volume of products we sold. We continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. We increased the number of customers we serve by approximately 5.8%. We also completed three business acquisitions during the first quarter of 2003. The revenue attributable to these business acquisitions accounted for approximately $5.3 million of total revenue for the year.

        Cost of Goods Sold.    Our cost of goods sold increased 12.7%, from $154.6 million in 2002 to $174.2 million in 2003. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold decreased from 53.8% to 53.1%.

        Gross Margin.    Our gross margin increased 16.0%, from $132.6 million in 2002 to $153.7 million in 2003. As a percentage of revenue, gross margin increased from 46.2% to 46.9%. Our gross margin increased primarily due to increased volume. The increase in gross margin percentage was due primarily to higher revenue growth in certain markets that have historically had higher gross margins as a percentage of revenue and our improving costs of salvage in certain regional operations.

        Facility and Warehouse Expenses.    Facility and warehouse expenses increased 8.1%, from $35.8 million in 2002 to $38.7 million in 2003. The increase in facilities and warehouse expenses was due primarily to higher wages from an increase in the number of employees, and higher costs of employee insurance, repairs and maintenance, and property insurance. We had several large employee medical claims in 2003 that increased our self-insured costs. Repairs and maintenance has increased as our volumes have increased. Property insurance rates were considerably higher in 2003. As a percentage of revenue, facility and warehouse expenses decreased from 12.5% to 11.8%.

        Distribution Expenses.    Distribution expenses increased 23.6%, from $28.5 million in 2002 to $35.3 million in 2003. As a percentage of revenue, distribution expenses increased from 9.9% to 10.8%. We increased the number of transfer routes by approximately 18% and local delivery trucks by approximately 14.0% in 2003. In addition, higher wages from an increase in the number of employees, increased fuel, freight and vehicle insurance costs, and higher employee medical claims accounted for a portion of the growth in distribution expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 13.9%, from $42.4 million in 2002 to $48.3 million in 2003. The majority of the expense increase was due to labor and labor-related expenses. Our selling expenses tend to be more variable in nature due to our commissioned inside sales force. In addition, costs in 2003 that were higher than in 2002 were due primarily to higher levels of salaried outside sales staff, increased advertising and promotion activities and additional other incentive compensation expense. Finally, we incurred approximately $0.6 million in higher premiums for directors' and officers' liability insurance and higher accounting fees and other costs in connection with becoming a public company in the fourth quarter of 2003. As a percentage of revenue, selling, general and administrative expenses decreased from 14.8% to 14.7%.

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

Liquidity and Capital Resources

        Our primary sources of ongoing liquidity are our cash flow from operations and our credit facility. At December 31, 2004, we had cash and equivalents amounting to $1.6 million, and we had $47.0 million outstanding under our $75 million unsecured bank credit facility. Our credit facility was utilized to finance our January 2005 acquisition of an automotive aftermarket replacement parts business for approximately $15.4 million. At the time of this acquisition we increased the total capacity of our bank credit facility to $100 million from $75 million. Based on our current plans, we expect to generate positive cash flow from operating activities for 2005 and believe that cash flow from operating activities and availability under our bank credit facility will be adequate to fund our short term liquidity needs. As of March 1, 2005, debt outstanding under our credit facility totaled approximately $59.0 million.

        Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 84,600 and 75,000 wholesale salvage vehicles in the fiscal years ended December 31, 2004 and 2003, respectively. We also acquired approximately 27,700 additional salvage vehicles for our self-service retail operations during the fiscal year ended December 31, 2004. Our purchases of aftermarket replacement parts totaled $23.4 million in 2004.

        We intend to continue to evaluate markets for potential growth through the internal development of redistribution centers and processing facilities and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions.

        Net cash provided by operating activities totaled $25.9 million in 2004, compared to $20.9 million in 2003. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included increases in receivables and inventory, plus decreases in accounts payable and other noncurrent liabilities, partially offset by decreases in prepaid expenses and other assets, plus increases in accrued expenses, income taxes payable and deferred revenue. Receivables increased due to our increased sales volumes and increases of $0.6 million for employee relocation loans. Inventory increased to support our increased volume. Accounts payable decreased as we accelerated payments to certain foreign vendors in order to realize improved pricing on certain aftermarket product purchases and also due to the timing of payments for certain facility construction projects and information systems licenses. Other noncurrent liabilities decreased primarily due to reductions in legal claim reserves partially offset by an increase in employee deferred compensation liabilities. Prepaid expenses and other assets decreased due primarily to amortization of directors' and officers' liability insurance partially offset by an increase in deferred compensation plan assets and cash paid in connection with the exercise of a warrant, net of decreases in that investment's value subsequent to acquisition. Accrued expenses increased primarily due to increases in our self-insurance reserves, property taxes, and timing of wage payments. Income taxes payable increased due primarily to our higher levels of taxable income. Deferred revenue increased primarily due to higher sales of extended warranty contracts.

        Net cash used in investing activities totaled $87.8 million in 2004, compared to $12.2 million in 2003. We invested $61.6 million of cash in six acquisitions in 2004 compared to $3.3 million in three acquisitions in 2003, while net property and equipment purchases increased $16.6 million, due primarily to exercises of purchase options on previously leased facilities and investments in facility expansions and information systems. We also exercised a warrant and paid an exercise price of $0.7 million in 2004. See Note 1 of the "Notes to Consolidated Financial Statements" for further discussion of this investment.

        Net cash provided by financing activities totaled $47.5 million in 2004, compared to $6.8 million in 2003. Included in these net cash amounts are $4.9 million in 2004 from the exercises of stock options and warrants and $60.0 million in 2003 from the sale of shares in our initial public offering and exercises of stock options and warrants. In addition, we borrowed $47.0 million under our bank credit facility in 2004 primarily to fund acquisitions, compared to net repayments of $29.8 million in 2003. Repayments of long-term debt obligations increased $3.8 million in 2004. We also used $0.2 million in 2004 for debt issuance costs related to our new unsecured credit facility compared to $0.1 million in 2003. In 2003, we repurchased 3,557,498 shares of our common stock for $22.9 million.

        Net cash provided by operating activities totaled $20.9 million in 2003, compared to $17.7 million in 2002. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included an increase in receivables and prepaid expenses and other assets, partially offset by decreases in inventory and increases in payables, deferred revenue and other operating liabilities. Prepaid expenses and other assets increased primarily due to increases in annual insurance premiums, increases in annual maintenance contracts for information systems hardware, deferred costs incurred with respect to business acquisitions completed in early 2004 and an increase in prepaid income taxes that was refunded or applied against our 2004 estimated tax payments. The increase in receivables and payables is consistent with our increased business activity. Our inventory decreased primarily due to a greater number of inventory turns. Deferred revenue increased primarily due to higher sales of extended warranty contracts. Other noncurrent liabilities increased primarily due to increases in employee deferred compensation liabilities.

        Net cash used in investing activities totaled $12.2 million in 2003, compared to $6.7 million in 2002. In 2003, we invested $3.3 million of cash in three acquisitions, while net property and equipment purchases increased $2.2 million, primarily due to investments in facility expansions and new information systems.

        Net cash provided by financing activities totaled $6.8 million in 2003, compared to net cash used in financing activities of $12.0 million in 2002. Before our initial public offering, we repurchased 3,557,498 shares of our common stock in 2003 for $22.9 million, primarily funded by borrowings under our bank credit facility totaling $21.0 million. We completed our initial public offering in the fourth quarter of 2003 resulting in net proceeds of $58.3 million after expenses. We then paid down the entire outstanding amount of $45.0 million under our bank credit facility. We had net debt repayments of $11.3 million in 2002. We also received proceeds of $1.4 million from the exercise of stock options and $0.3 million from the exercise of warrants in 2003, while our debt issuance costs decreased $0.5 million compared to 2002.

        On February 17, 2004, we entered into a new unsecured revolving credit facility that matures in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new revolving credit facility had a maximum availability of $75.0 million. In order to make any borrowing under the revolving credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on our payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.375%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

        On January 31, 2005, we increased our unsecured credit facility availability with our bank group from $75 million to $100 million. In addition, we amended the credit facility to provide for the option to further increase the facility from $100 million to $125 million, with the funding increase subject to approval from the banks.

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

        During August 2002, as required by our bank credit facility, we entered into a two-year interest rate swap agreement with a total notional amount of $10.0 million and a fixed rate of 2.65%. The counterparty to the agreement was a member of our bank group. This swap agreement expired on August 22, 2004. Under the terms of the agreement, we were required to make quarterly payments at the specified fixed rate and in return received payments at variable rates. The estimated fair value of the interest rate swap was a loss of $0.1 million at December 31, 2003, and is included in Other Noncurrent Liabilities and Accrued expenses. In accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging

Activities," as amended, the changes in the fair value of the interest rate swap are included in current period earnings, as the agreement had not been designated as a hedging instrument.

        In February 2003, we repurchased 2,000,000 shares of our common stock from existing stockholders, including 1,878,684 shares repurchased from AutoNation, Inc., our largest stockholder at the time, for a total of $12.0 million in cash. We partially funded the stock repurchase by obtaining a $9.0 million term loan, which originally had a maturity date of February 20, 2004. On October 9, 2003, we fully paid the balance on the term loan.

        On February 28, 2003, in connection with a business acquisition, we issued two promissory notes totaling $0.2 million. The annual interest rate on the notes is 3.5% and interest is payable upon maturity. The first $0.1 million note was paid on February 28, 2004 and the second $0.1 million note was paid on March 1, 2005.

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

        On June 10, 2004, as part of the consideration for a business acquisition, we issued a note totaling $0.1 million. The annual interest rate on the note is 3.0%, and the note, along with accrued interest, is payable at maturity on June 10, 2006.

        As of March 1, 2005, we had approximately 1.3 million warrants outstanding at an exercise price of $2.00 per share that expire on February 14, 2006, and approximately 0.1 million warrants outstanding at an exercise price of $13.19 per share that expire on March 31, 2006.

        We estimate that our capital expenditures for 2005 will be approximately $18.5 million, excluding business acquisitions. We expect to use these funds for asset replacements, completion of two new facilities, systems development projects and to expand current facilities. As of March 1, 2005, debt under our credit facility totaled approximately $59.0 million. We anticipate that net cash provided by operating activities for 2005 will be between $22 million and $25 million.

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

Off-Balance Sheet Arrangements and Future Commitments

        We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended. Additionally, we have not entered into any derivative contracts other than our interest rate swap agreement (that expired in August 2004) discussed above, nor do we have any synthetic leases.

        The following table represents our future commitments under contractual obligations as of December 31, 2004:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions)
Contractual obligations
Long-term debt	$50.3	$0.3	$48.8	$1.1	$0.1
Operating leases	36.0	10.1	15.8	9.7	0.4
Other long-term obligations
Deferred compensation plans	2.2	0.0	0.0	0.0	2.2
Totals	$88.5	$10.4	$64.6	$10.8	$2.7

        The interest rate on advances under the revolving credit facility (our primary debt outstanding) may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.375%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

Risk Factors

        The risks described below are not the only ones that we face. Our business is also subject to the risks that many other companies face, such as general economic conditions and geopolitical events. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In such an event, the trading price of our common stock could decline.

Risks Relating to Our Business

We face intense competition from local, national and internet-based automotive products providers, and this competition could negatively affect our business.

        The automotive replacement parts industry is highly competitive and is served by numerous suppliers of OEM parts, recycled parts and aftermarket parts. Within each of these categories of suppliers of automotive replacement parts, there are local owner-operated companies, larger regional suppliers, national providers, and internet-based suppliers. Providers of automotive replacement parts that have traditionally sold only certain categories of such parts may decide to expand their product offerings into other categories of automotive replacement parts, which may further increase the competition we face. Some of our current and potential competitors may have more operational expertise, greater financial, technical, manufacturing, distribution and other resources, longer operating histories, lower cost structures, and better relationships in the insurance and automotive repair industries. In certain regions of the United States, local automotive recycling companies have formed cooperative efforts to compete in the recycled parts industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, to provide their products at lower costs, or to supply parts to customers unavailable to us.

An adverse change in our relationships with auction companies or our suppliers could increase our expenses and hurt our relationships with our customers.

        Most of our salvage inventory consists of vehicles offered at salvage auctions by several companies that own auction facilities in numerous locations across the United States. We do not have contracts with any auction companies. According to industry analysts, three companies control over 50% of the salvage auction market in the United States. In some localities, the automotive auction business may be even more highly concentrated. If an auction company prohibited us from participating in its auctions, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, auction companies have begun to allow bids to be submitted on salvage vehicles through the internet, which increases the number of potential bidders and may increase our cost of goods sold for recycled automotive replacement parts.

        We also acquire some of our inventory directly from insurance companies, original equipment manufacturers, aftermarket parts manufacturers and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.

        In addition, we purchase aftermarket parts primarily from foreign manufacturers in Taiwan. In the event that our business relationships with these suppliers deteriorated or terminated or in the event that the importing of products into the United States from Taiwan or the exporting of products by Taiwan to the United States was disrupted, our business could be adversely affected through higher costs or the resulting inability to service our customers.

We may not be able to sell our products due to existing or new laws and regulations prohibiting or restricting the sale of recycled or aftermarket automotive products.

        Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled automotive products that we provide, such as airbags. These and other jurisdictions could enact similar laws or could prohibit or severely restrict the sale of additional recycled automotive parts. Restrictions on the products we are able to sell could decrease our revenue and have an adverse effect on our business and operations.

        We became involved in the aftermarket automotive parts business upon the closing of an acquisition in February 2004. Since 1998, legislatures in a majority of states have introduced or considered bills that would prohibit or limit the use of aftermarket automotive parts in collision repair work and/or require enhanced disclosure or vehicle owner consent before using aftermarket automotive parts. Additional bills of this kind may be introduced in the future. If a number of states adopt legislation prohibiting or restricting the use of aftermarket automotive parts, it could have a material adverse impact on our aftermarket replacement parts business.

        Certain organizations test the quality and safety of automotive replacement parts. In the event that such organizations decide that a particular automotive part does not meet applicable quality or safety standards, we may decide to discontinue sales of such part or insurance companies may decide to discontinue authorization of repairs using such part. Such events could adversely affect our business.

        In 2000, a U.S. Congressman requested that the General Accounting Office ("GAO") review the role of the National Highway Traffic Safety Administration in regulating the safety and quality of aftermarket replacement automotive parts. The GAO released its report in January 2001. This report may lead to Congressional hearings and possible future federal legislation, which could adversely impact our aftermarket replacement parts business.

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

Proposed regulations under the National Stolen Passenger Motor Vehicle Information System could harm our business.

        In 1992, Congress enacted the Anti Car Theft Act to deter trafficking in stolen vehicles. This law included the establishment of the National Stolen Passenger Motor Vehicle Information System to track and monitor stolen automotive parts. In April 2002, the Department of Justice published for comment proposed regulations to implement this system. The proposed regulations require, among other things, that insurance companies, salvagers, dismantlers, recyclers and repairers inspect salvage vehicles for the purpose of collecting the vehicle identification number and the part number for any covered major part that possesses the vehicle identification number. The requirement to collect this information would place burdens and costs on us that otherwise would not normally exist, and could discourage our customers from purchasing our products.

We could be subject to product liability claims.

        If customers of repair shops that purchase our products are injured or suffer property damage, we could be subject to product liability claims. The successful assertion of this type of claim could have an adverse effect on our business or financial condition.

We may lose business if recent litigation involving the use of parts that are not original equipment manufacturer parts results in insurance companies modifying arrangements affecting the use of recycled or aftermarket automotive products in the repair process.

        As a result of litigation against an insurance company for using parts manufactured by companies other than the original equipment manufacturer, some insurance companies have curtailed or eliminated their requirement that repair shops use automotive parts that are not OEM parts. Although our products are primarily recycled OEM parts, we entered the aftermarket parts business through an acquisition in February 2004. In addition, litigation or restrictive insurance company repair policies could be extended to limit the use of recycled OEM parts.

        In an Illinois lawsuit involving State Farm Mutual Automobile Insurance Company ("Avery v. State Farm"), a jury decided in October 1999 that State Farm breached certain insurance contracts with its policyholders by using non-OEM parts to repair damaged vehicles when use of such parts did not restore the vehicle to its "pre-loss condition." The jury found that State Farm misled its customers by not disclosing the use of non-OEM parts and the alleged inferiority of those parts. The jury assessed damages against State Farm of $456 million, and the judge assessed an additional $730 million of disgorgement and punitive damages for violations of the Illinois Consumer Fraud Act. In April 2001, the Illinois Appellate Court upheld the verdict but reduced the damage award by $130 million because of duplicative damage awards. In October 2002, the Illinois Supreme Court agreed to hear the case, but no decision has yet been rendered. Some insurance companies have reduced or eliminated their use of aftermarket parts as a result of this case. We sell primarily recycled OEM automotive products as well as aftermarket automotive repair parts to repair shops affiliated with insurance companies and these repair shops are an important source of revenue for us. The recycled OEM products we sell were not the subject of Avery v. State Farm, but our financial results would suffer if insurance companies modified or terminated the arrangements pursuant to which repair shops buy recycled automotive products from us due to a fear of similar claims with respect to recycled products. Moreover, in the event that the Avery v. State Farm case is upheld by the Illinois Supreme Court, the demand for our aftermarket parts could be further reduced.

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

        Our revenue, cost of salvage vehicles and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Future factors that may affect our operating results include, but are not limited to, the following:

  •
  fluctuations in the pricing of new OEM replacement parts;

  •
  the availability and cost of inventory;

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

  •
  the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure; and

  •
  declines in the values of our assets.

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

        We use a fleet of trucks to deliver the majority of the vehicle parts we sell. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, availability and price of fuel, and liabilities arising from accidents to the extent we are not covered by insurance. In addition, our failure to deliver parts in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business.

Risks Relating to Our Common Stock

Our executive officers, directors, and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

        As of December 31, 2004, our executive officers, directors, and their affiliates, in the aggregate, beneficially owned approximately 26% of our common stock. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation, and certain significant corporate transactions. These stockholders may take these actions even if they are opposed by our other stockholders. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that may be viewed as beneficial to us or our other stockholders.

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

  •
  fluctuations in the pricing of new OEM replacement parts;

  •
  the availability and cost of inventory;

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
  declines in the values of our assets;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or IBOR. As of December 31, 2004 we had $47.0 million outstanding under our credit facility. Our previous secured credit facility required that we enter into an interest rate swap agreement to mitigate our interest rate risk on a portion of the balance outstanding. We do not however, as a matter of policy, enter into derivative contracts for trading or speculative purposes. The swap agreement, which expired on August 22, 2004, had a notional amount of $10.0 million under which we paid a fixed rate of interest of 2.65% and received payments based upon variable rates. The swap agreement was not designated as a hedging instrument and, as a result, changes in the fair value of the swap agreement were included in current period earnings. We recorded non-cash credits of $90,000 and $69,000 during 2004 and 2003, respectively, related to the change in fair value of the interest rate swap agreement.

        Based upon our variable rate debt at December 31, 2004, a hypothetical 1% increase in interest rates would result in an annual increase in interest expense of approximately $0.5 million.

        The Company is also exposed to currency fluctuations with respect to the purchase of aftermarket parts in Taiwan. While all transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the purchase price of aftermarket parts. We might not be able to pass on any price increases to customers. Under our present policies, we do not attempt to hedge this currency exchange rate exposure.

        Our investment in our Central American operations is not material, and we do not attempt to hedge our foreign currency risk related to such operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

INDEX TO FINANCIAL STATEMENTS

Page
LKQ CORPORATION AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2004 and 2003	40
Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002	41
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the years ended December 31, 2004, 2003, and 2002	42
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	43
Notes to Consolidated Financial Statements	44-68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

        We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule included in Item 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Chicago, Illinois
March 8, 2005

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2004	2003
Assets
Current Assets:
Cash and equivalents	$1,611,696	$16,081,525
Receivables, net	28,304,776	22,542,049
Inventory	74,150,400	54,003,694
Deferred income taxes	1,109,100	421,600
Prepaid expenses	2,265,829	2,656,567

Total Current Assets	107,441,801	95,705,435
Property and Equipment, net	70,730,186	43,892,930
Intangibles
Goodwill	100,319,412	50,799,361
Other intangibles, net	44,635	46,910
Deferred Income Taxes	4,621,500	8,555,700
Other Assets	5,117,575	4,153,572

Total Assets	$288,275,109	$203,153,908

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$8,423,676	$6,831,288
Accrued expenses
Accrued payroll-related liabilities	6,731,595	4,661,126
Accrued procurement liability	1,989,000	1,179,000
Other accrued expenses	8,249,470	5,266,813
Income taxes payable	1,250,744	—
Deferred revenue	2,601,818	2,029,572
Current portion of long-term obligations	317,026	1,553,274

Total Current Liabilities	29,563,329	21,521,073
Long-Term Obligations, Excluding Current Portion	49,944,666	2,444,118
Other Noncurrent Liabilities	4,079,036	4,561,084
Redeemable Common Stock, $0.01 par value, 50,000 shares issued	617,027	617,027
Commitments and Contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,565,413 and 19,476,831 shares issued at December 31, 2004 and 2003, respectively.	205,654	194,768
Additional paid-in capital	201,484,719	191,602,265
Warrants	260,637	507,962
Retained earnings (Accumulated deficit)	1,139,998	(19,432,889)
Accumulated other comprehensive income	980,043	1,138,500

Total Stockholders' Equity	204,071,051	174,010,606

Total Liabilities and Stockholders' Equity	$288,275,109	$203,153,908

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002
Revenue	$424,755,973	$327,973,997	$287,125,301
Cost of goods sold	227,140,195	174,237,836	154,573,805

Gross margin	197,615,778	153,736,161	132,551,496
Facility and warehouse expenses	47,815,398	38,678,892	35,778,305
Distribution expenses	47,926,736	35,262,697	28,529,835
Selling, general and administrative expenses	60,094,781	48,289,296	42,385,286
Depreciation and amortization	6,871,858	5,446,104	5,013,840

Operating income	34,907,005	26,059,172	20,844,230
Other (income) expense:
Interest expense	1,551,397	2,074,270	2,913,349
Stockholder loan guarantee fee	—	—	160,417
Interest income	(46,079)	(51,391)	(165,579)
Other income, net	(455,200)	(116,469)	(332,161)

Total other expense	1,050,118	1,906,410	2,576,026

Income before provision for income taxes and cumulative effect of change in accounting principle	33,856,887	24,152,762	18,268,204
Provision for income taxes	13,284,000	9,577,000	7,263,000

Income before cumulative effect of change in accounting principle	20,572,887	14,575,762	11,005,204

Cumulative effect of change in accounting principle, net of tax (see Note 1)	—	—	(49,898,800)

Net income (loss)	$20,572,887	$14,575,762	$(38,893,596)

Basic earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$1.03	$0.90	$0.62
Cumulative effect of change in accounting principle, net of tax (see Note 1)	—	—	(2.82)

Net income (loss)	$1.03	$0.90	$(2.20)

Diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.92	$0.80	$0.57
Cumulative effect of change in accounting principle, net of tax (see Note 1)	—	—	(2.57)

Net income (loss)	$0.92	$0.80	$(2.00)

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Other Comprehensive Income

	Common Stock
						Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares Issued	Amount	Additional Paid-In Capital	Warrants	Deferred Compensation Expense			Total Stockholders' Equity
BALANCE, January 1, 2002	17,658,259	$176,583	$154,658,769	$545,542	$(160,417)	$4,884,945	$—	$160,105,422
Net loss	—	—	—	—	—	(38,893,596)		(38,893,596)

Total comprehensive loss	—	—	—	—	—	—	—	(38,893,596)
Retirement of stock	(17,200)	(172)	(103,028)	—	—	—	—	(103,200)
Repurchase of common shares	(15,000)	(150)	(119,850)	—	—	—	—	(120,000)
Recognition of deferred compensation	—	—	—	—	87,500	—	—	87,500
Exercise of warrants	12,826	128	28,147	(2,623)	—	—	—	25,652
Exercise of stock options, including related tax benefits of $9,300	6,000	60	27,215	—	—	—	—	27,275

BALANCE, December 31, 2002	17,644,885	$176,449	$154,491,253	$542,919	$(72,917)	$(34,008,651)	$—	$121,129,053

Net income	—	—	—	—	—	14,575,762	—	14,575,762
Unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	—	1,138,500	1,138,500

Total comprehensive income	—	—	—	—	—	—	—	15,714,262
Sale of common stock	5,000,000	50,000	58,219,143	—	—	—	—	58,269,143
Repurchase of common shares from related parties	(3,557,498)	(35,575)	(22,866,911)	—	—	—	—	(22,902,486)
Retirement of common stock	(80,000)	(800)	(559,200)	—	—	—	—	(560,000)
Equity-related compensation expense	—	—	15,000	—	—	—	—	15,000
Recognition of deferred compensation	—	—	—	—	72,917	—	—	72,917
Exercise of stockholder guarantor warrants	170,939	1,709	375,126	(34,957)	—	—	—	341,878
Exercise of stock options including related tax benefits of $567,800	298,505	2,985	1,927,854	—	—	—	—	1,930,839

BALANCE, December 31, 2003	19,476,831	$194,768	$191,602,265	$507,962	$—	$(19,432,889)	$1,138,500	$174,010,606

Net income	—	—	—	—	—	20,572,887	—	20,572,887
Unrealized loss on investment in equity securities, net of tax	—	—	—	—	—	—	(126,700)	(126,700)
Foreign currency translation	—	—	—	—	—	—	(31,757)	(31,757)

Total comprehensive income	—	—	—	—	—	—	—	20,414,430
Stock issued in acquisitions	186,698	1,867	3,373,519	—	—	—	—	3,375,386
Stock issued as director compensation	2,436	24	44,976	—	—	—	—	45,000
Equity-related compensation expense	—	—	156,600	—	—	—	—	156,600
Expiration of warrants issued in acquisitions	—	—	11,500	(11,500)	—	—	—	—
Exercise of warrants issued in acquisitions	50,000	500	882,500	(133,000)	—	—	—	750,000
Exercise of stockholder guarantor warrants	502,818	5,028	1,103,433	(102,825)	—	—	—	1,005,636
Exercise of stock options, including related tax benefits of $1,126,800	346,630	3,467	4,309,926	—	—	—	—	4,313,393

BALANCE, December 31, 2004	20,565,413	$205,654	$201,484,719	$260,637	$—	$1,139,998	$980,043	$204,071,051

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,572,887	$14,575,762	$(38,893,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,871,858	5,446,104	5,013,840
(Gain) loss on sale of property and equipment	118,969	(89,344)	23,930
Equity-related compensation expense	201,600	15,000	—
Deferred compensation expense	—	72,917	87,500
Writeoff of debt issuance costs	345,819	—	—
Deferred income taxes	3,487,000	2,328,000	1,118,000
Gain on early extinguishment of debt	(49,302)	—	—
(Gain) loss on interest rate swap	(90,455)	(69,263)	159,718
Cumulative effect of change in accounting principle	—	—	49,898,800
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(2,143,171)	(3,892,559)	(1,815,742)
Inventory	(5,174,889)	544,715	(1,161,067)
Prepaid expenses and other assets	175,668	(1,705,708)	1,526,411
Accounts payable	(3,090,580)	2,272,690	145,853
Accrued expenses	3,296,814	(177,090)	2,531,000
Income taxes payable	1,865,804	459,373	(1,631,365)
Deferred revenue	205,020	666,197	330,582
Other noncurrent liabilities	(691,593)	502,550	406,589

Net cash provided by operating activities	25,901,449	20,949,344	17,740,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,669,677)	(9,097,244)	(6,851,573)
Proceeds from sale of property and equipment	103,231	160,857	105,323
Expenditures for intangible assets	(5,756)	—	—
Purchase of investment securities	(650,000)	—	—
Cash used in acquisitions	(61,601,180)	(3,285,674)	—

Net cash used in investing activities	(87,823,382)	(12,222,061)	(6,746,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of stock	—	—	(103,200)
Proceeds from the sale of common stock	3,186,604	59,632,216	18,000
Proceeds from exercise of warrants	1,755,636	341,878	25,652
Debt issuance costs	(249,275)	(131,078)	(630,179)
Net borrowings (repayments) under line of credit	47,000,000	(11,000,000)	(29,500,000)
Borrowings under term loans	—	9,000,000	20,000,000
Repayments under term loans	—	(27,750,000)	(1,250,000)
Repayments of long-term debt obligations	(4,240,861)	(420,765)	(557,038)
Repurchase of common stock	—	(22,902,486)	—

Net cash provided by (used in) financing activities	47,452,104	6,769,765	(11,996,765)

Net increase (decrease) in cash and equivalents	(14,469,829)	15,497,048	(1,002,562)
Cash and equivalents, beginning of period	16,081,525	584,477	1,587,039

Cash and equivalents, end of period	$1,611,696	$16,081,525	$584,477

Supplemental disclosure of cash flow information:
Capital lease obligations incurred	$—	$—	$1,050,000
Note issued in connection with property acquisition	—	—	500,000
Notes issued in connection with business acquisitions	2,379,186	200,000	—
Notes assumed in connection with business acquisitions	1,175,277	11,223	—
Stock issued in connection with business acquisitions	3,375,386	—	—
Redeemable common stock issued in connection with business acquisition	—	617,027	—
Repurchase of common shares in exchange for cancellation of note receivable	—	—	(120,000)
Repurchase and retirement of common stock in exchange for sale of assets	—	(560,000)	—
Cash paid for income taxes, net of refunds	7,782,677	6,977,846	6,129,295
Cash paid for interest	1,179,201	2,000,295	3,173,251

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Company Overview

        LKQ Corporation, a Delaware corporation, believes it is the largest nationwide provider of recycled original equipment manufacturer ("OEM") automotive replacement parts and related services, reaching most major markets in the United States. LKQ Corporation and its subsidiaries (the "Company") focus largely on the wholesale segment of this industry. In February 2004, the Company expanded its product lines by acquiring Global Trade Alliance, Inc. (GTA), one of the largest suppliers of aftermarket collision automotive replacement parts in the Midwest.

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

Revenue Recognition

        The majority of the Company's revenue is derived from the sale of recycled automotive products and aftermarket collision automotive replacement parts. Revenue is recognized when the products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that management estimates based upon historical information. The Company has recorded a reserve for estimated returns, discounts and allowances of approximately $2,182,000 and $1,062,000 at December 31, 2004 and 2003, respectively. Revenue from the sale of separately-priced extended warranty contracts is reported as Deferred revenue and recognized ratably over the term of the contracts.

Shipping & Handling

        Revenue also includes amounts billed to customers related to shipping and handling of approximately $5,944,000, $5,925,000, and $3,575,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Distribution expenses in the accompanying consolidated statements of operations are the costs incurred to prepare and deliver products to customers.

Cash and Equivalents

        The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Receivables

        The Company has recorded a reserve for uncollectible accounts of approximately $1,701,000 and $1,495,000 at December 31, 2004 and 2003, respectively. The reserve is based upon management's assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables include travel advances and relocation loans to employees of approximately $645,000 and $45,000 at December 31, 2004 and 2003, respectively.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and equivalents and accounts receivable. The majority of cash and equivalents are maintained with several major financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Inventory

        A salvage part is a recycled automotive part suitable for sale as a replacement part. A core is a recycled mechanical part that is not suitable for sale as a replacement part without further remanufacturing work. Salvage inventory and cores are recorded at the lower of cost or market. Cost is established based upon the price the Company pays for a vehicle, and includes average costs for buying, dismantling, and where applicable, auction fees and storage, and towing. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices. The average cost to sales percentage is derived from each facility's historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements.

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

        For all inventory, carrying value is reduced regularly to reflect the age of the inventory and current anticipated demand. If actual demand differs from management estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

        Inventory consists of the following:

	December 31,
	2004	2003
Salvage parts	$61,389,697	$50,348,336
Aftermarket parts	8,999,414	—
Core inventory	3,761,289	3,655,358

	$74,150,400	$54,003,694

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

Land improvements	20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	5-20 years
Computer equipment and software	3-5 years
Vehicles and trailers	3-10 years

        Property and equipment consists of the following:

	December 31,
	2004	2003
Land and improvements	$20,763,083	$9,166,380
Buildings and improvements	25,581,982	10,993,042
Furniture, fixtures and equipment	23,508,828	16,848,578
Computer equipment and software	8,882,282	7,912,572
Vehicles and trailers	7,903,167	5,271,280
Leasehold improvements	7,977,704	12,441,913

	94,617,046	62,633,765
Less—Accumulated depreciation	(26,303,277)	(21,042,252)
Construction in progress	2,416,417	2,301,417

	$70,730,186	$43,892,930

Intangibles

        Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and covenants not to compete.

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives must be tested for impairment at least annually and can no longer be amortized. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives.

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

        The Company has performed annual impairment tests during the fourth quarter of 2004, 2003 and 2002. The results of these tests indicated that goodwill was not impaired.

        The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2002	$115,044,444
Adjustment of previously recorded goodwill	238,499
Impairment losses	(66,019,500)

Balance as of December 31, 2002	49,263,443
Business acquisitions	1,535,918

Balance as of December 31, 2003	50,799,361
Business acquisitions	49,520,051

Balance as of December 31, 2004	$100,319,412

        Other intangible assets totaled approximately $88,900 and $371,700 at December 31, 2004 and 2003, respectively. Accumulated amortization of other intangible assets at December 31, 2004 and 2003 was approximately $44,300 and $324,800, respectively. Amortization expense was approximately $8,000, $17,300 and $55,400 during the years ended December 31, 2004, 2003 and 2002, respectively. Covenants not to compete are amortized over the lives of the respective agreements on a straight-line basis. Estimated annual amortization expense for the years ended December 31, 2005 through 2009 is approximately $8,200.

Impairment of Long-Lived Assets

        Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying value of long-lived assets in 2004, 2003 or 2002.

Investments

        Included in Other Assets at December 31, 2003 is a warrant to purchase 100,000 common shares of Keystone Automotive Industries, Inc. at $6.50 per share, which was obtained in connection with a supply agreement dated February 21, 2000. This warrant was not valued prior to December 31, 2003 as the Company did not have an expectation of exercising the warrant due to the one year holding period requirement and liquidity considerations. Upon completion of the Company's initial public offering in the fourth quarter of 2003 and the new unsecured revolving credit facility in February 2004 (Note 6), sufficient liquidity was available to the Company that would enable it to exercise the warrant and hold the investment for the minimum one year holding period. As a result, the Company valued and recorded the warrant at December 31, 2003. The Company classified this warrant as an available-for-sale investment security under Emerging Issues Task Force No. 96-11, "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by Financial Accounting Standards Board ("FASB") Statement No. 115," that requires the warrant to be accounted for consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company reported the warrant at fair value, with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes of $746,500. The fair value of the warrant at December 31, 2003 was estimated at $1,885,000 using a Black-Scholes option-pricing model.

        The Company exercised its warrant in March 2004. The shares are restricted and therefore must either be registered or held for a period of one year in accordance with the applicable securities laws. The Company classifies this investment as an available-for-sale investment security under SFAS 115. Accordingly, the Company has included the investment at its fair value of $2,325,000 in Other Assets at December 31, 2004, with the unrealized gain of $1,675,000 excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes of $663,200. The fair value of this investment at December 31, 2004 was estimated based upon the quoted market price for these securities.

Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The Company's financial instruments, excluding the available-for-sale securities discussed above, include cash and equivalents, trade receivables, accounts payable, debt and, through August 2004, an interest rate swap. The carrying amounts of financial instruments approximate fair value.

Accrued Expenses

        The Company has entered into certain arrangements whereby salvage vehicles are obtained directly from major insurance companies and automotive manufacturers at a cost calculated as a percentage of the revenue generated from each vehicle. Accrued expenses include an estimated liability of $1,989,000 and $1,179,000 at December 31, 2004 and 2003, respectively, for salvage inventory procured under such arrangements.

        The Company self-insures for a portion of employee medical benefits under the terms of its employee health insurance program. The Company has purchased stop-loss insurance coverage in order to limit its exposure to employee medical benefit claims. Other accrued expenses include an estimated liability of approximately $1,405,000 and $893,000 at December 31, 2004 and 2003, respectively, for expenses incurred but not yet paid under the program.

        The Company also self-insures for a portion of general liability and workers compensation claims under the terms of its current insurance program, which began on April 1, 2002. On April 1, 2003, the Company began self-insuring for a portion of automobile claims. The Company has purchased stop-loss insurance coverage in order to limit its exposure to automobile, general liability and workers compensation claims. Other accrued expenses include an estimated liability of approximately $2,969,000 and $1,863,000, net of claims deposits of $400,000 and $300,000, at December 31, 2004 and 2003, respectively, for expenses incurred but not yet paid under the program. If the Company were to incur claims up to its aggregate stop-loss insurance coverage during the open policy years, it would have an additional expense of approximately $5,100,000 in 2004.

Product Warranties

        The Company generally warrants certain mechanical parts against defects for a period of six months. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale. A rollforward of the warranty reserve is as follows:

Balance as of January 1, 2003	$156,000
Warranty expense	1,682,000
Warranty claims	(1,603,000)

Balance as of December 31, 2003	235,000
Warranty expense	2,011,000
Warranty claims	(1,966,000)

Balance as of December 31, 2004	$280,000

Other Noncurrent Liabilities

        Other Noncurrent Liabilities include approximately $2,195,000 and $1,703,000 at December 31, 2004 and 2003, respectively, related to employee deferred compensation plans as discussed in Note 5.

        Other Noncurrent Liabilities also include approximately $1,497,000 and $2,610,000 at December 31, 2004 and 2003, respectively, related to unasserted claims that are deemed probable of assertion. In the event the unasserted claims are asserted and resolved for amounts different than those accrued, or are determined to no longer be probable in future periods, the amounts so determined would be adjusted to income in the periods such determination is made. In 2004, approximately $900,000 was recognized in income, with approximately $1,120,000 due to the favorable resolution of certain unasserted claims, partially offset by approximately $265,000 of higher insurance claims.

Stock-Based Compensation

        The Company has three stock-based compensation plans, the LKQ Corporation 1998 Equity Incentive Plan (the "Equity Incentive Plan"), the Stock Option and Compensation Plan for Non-Employee Directors (the "Director Plan"), and a separate stock option plan for our Chief Executive Officer (the "CEO Plan"), which are described more fully in Note 3. The Company accounts for its stock compensation agreements under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosures" ("SFAS 148").

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

        On December 27, 2004, the Company's Board of Directors amended the award of 200,000 options granted to its Chairman on January 29, 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options immediately exercisable. The Company recognized compensation expense of approximately $157,000 in the fourth quarter of 2004 in connection with this amendment.

        The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan:

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$20,572,887	$14,575,762	$(38,893,596)
Add: Stock-based compensation expense, net of tax, included in net income as reported	94,430	9,045	—
Less: Total stock-based compensation expense determined using the Black-Scholes option-pricing model, net of related tax effects	(2,843,790)	(1,477,915)	(1,140,395)

Pro forma net income (loss)	$17,823,527	$13,106,892	$(40,033,991)

Earnings (loss) per share:
Basic—as reported	$1.03	$0.90	$(2.20)
Basic—pro forma	$0.89	$0.81	$(2.27)
Diluted—as reported	$0.92	$0.80	$(2.00)
Diluted—pro forma	$0.80	$0.72	$(2.06)

        The fair value of stock options used to compute the pro forma disclosures has been estimated using the Black-Scholes option-pricing model. This model requires the use of highly subjective assumptions, including the expected volatility of the underlying stock. Projected data related to volatility and expected life of stock options is based upon historical and other information. Changes in the subjective underlying assumptions can materially affect the fair value estimates. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	December 31,
	2004	2003	2002
Expected life (in years)	6.7	7.0	7.5
Risk-free interest rate	3.86%	3.75%	4.18%
Volatility(1)	40.0%	40.0%	—
Dividend yield	0%	0%	0%
Weighted average fair value of options granted	$8.93	$3.47	$2.15

(1)
A volatility assumption of 0% was used for options granted prior to the Company's initial public offering in October 2003.

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

Segment Information

        Over 99% of the Company's operations are conducted in the United States. During 2004, the Company acquired a recycled OEM automotive parts business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the United States are not material. The Company manages its operations geographically. The Company's automotive replacement parts operations are organized into seven operating segments, six for recycled automotive replacement products and one for aftermarket automotive replacement products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. The automotive replacement parts operations account for over 90% of the Company's revenue, earnings and assets.

Foreign Currency Translation

        For the Company's foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statement of Operations amounts are translated to U.S. dollars using average exchange rates during the period. Translation gains and losses are reported as a component of Accumulated other comprehensive income in Stockholders' Equity. Gains and losses from foreign currency transactions are included in current earnings.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, (subsequently revised in December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 was effective for all variable interest entities or potential variable interest entities for periods ended after December 15, 2003. Application for all other types of entities was required in financial statements for periods ending after March 15, 2004. The Company adopted the new standard and determined that its implementation did not impact its consolidated financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company adopted the new standard and determined that its implementation did not impact its consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity and was effective for periods ending on or after June 15, 2003. The Company adopted the new standard and determined that its implementation did not impact its consolidated financial position, results of operations, or cash flows.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 151 will have on its results of operations, financial position or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123R"), a revision of SFAS 123. SFAS 123R supercedes APB 25 and requires the adoption of a fair-value method of accounting for stock-based employee compensation. SFAS 123R is effective as of the beginning of the first interim fiscal period that begins after June 15, 2005. The Company is currently assessing the impact that SFAS 123R will have on its results of operations, but it expects that it will negatively impact such results for 2005 by approximately $0.5 million or $0.02 per diluted share. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial position or cash flows.

Note 2. Capital Structure

        On March 31, 1999, in connection with a business acquisition, the Company issued warrants to purchase 100,000 shares of its common stock at $15.00 per share, with exercisability contingent upon the achievement of certain operating results in 2000. These results were achieved and the warrants became exercisable on March 31, 2001. These warrants expire five years after they became exercisable. In accordance with the antidilution provisions of the warrant agreement, the total number of warrants issued and the exercise price at December 31, 2004 and 2003 were 113,751 and $13.19 per share, as adjusted.

        The Company issued warrants on January 3, 2000 to purchase 150,000 shares of its common stock at exercise prices ranging from $15.00 to $35.00 per share, in connection with a business acquisition completed in 1999. The warrants were valued at $144,500 at the date of grant. In August 2004, warrants to purchase 50,000 shares of the Company's common stock at a price of $15.00 per share were exercised. Warrants to purchase 100,000 shares of the Company's common stock at prices ranging from $25.00 to $35.00 expired on August 31, 2004.

        On February 14, 2001 the Company issued warrants to purchase 1,961,112 shares of its common stock at an exercise price of $2.00 per share to certain stockholder guarantors. The Company had breached certain covenants of its credit facility including covenants relating to operating income and the minimum required ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company entered into an amendment to the credit agreement with its banks that waived the breaches and modified certain of the covenants. As part of the amendment, the banks required that stockholders guaranty $10 million of the debt, with the guaranties secured by letters of credit or other highly liquid collateral acceptable to the banks. All the Company's stockholders were given the opportunity to participate in this transaction and thirty of the Company's stockholders provided the guaranties. In exchange for providing the guaranties, each guarantor received certain rights, including a guaranty fee. The guaranty fee consisted of each guarantor's pro rata portion of warrants to purchase a total of 1,961,112 shares of the Company's common stock (10% of the then outstanding shares of common stock assuming exercise of these warrants) at an exercise price of $2.00 per share. The warrants became exercisable upon issuance and will expire on February 14, 2006. The warrants were valued at approximately $401,000 at the date of grant. Warrants to purchase 502,818 and 170,939 shares of the Company's common stock at a price of $2.00 per share were exercised during the years ended December 31, 2004 and 2003, respectively. The stockholder guaranties were cancelled in June 2002 when the Company entered into a new credit facility.

        On January 1, 2003, in connection with a business acquisition, the Company issued 50,000 shares of its common stock. The Company granted a put option on those shares with a single exercise date of January 1, 2007 at a price of $15.00 per share and obtained a call option on those shares with a single exercise date of January 1, 2007 at a price of $22.50 per share. These shares are reflected as Redeemable Common Stock in the consolidated balance sheet at December 31, 2004 and 2003.

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

        On February 20, 2004, in connection with a business acquisition, the Company issued 84,345 shares of its common stock. The purchase agreement contained a provision that if the average market price of the Company's common stock on the five business days immediately preceding the first anniversary of such acquisition was below $16.00 per share, the Company would make an additional payment per share (in cash or in common stock, at the Company's option) equal to $16.00 minus the average closing price over such five day period. The actual average closing price of the Company's common stock on the five business days immediately preceding the first anniversary of the acquisition exceeded $16.00 per share, and no additional payment was required.

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

        In November 1998, the Company also adopted the CEO Plan. The terms of the CEO Plan are substantially the same as the terms of the Equity Incentive Plan except that the exercise price of options granted under the CEO Plan may be less than the fair market value of the Company's common stock on the date the option is granted. During 1998, the Company granted 175,000 options under the CEO Plan with an exercise price of $10.00 per share at a time when the fair value of the Company's stock was $12.50 per share, thus creating deferred compensation expense. The difference between the fair market value and the option exercise price was recorded as deferred compensation expense and was charged to operations over the vesting period of the options, which ended in November 2003. There are no additional shares available for award under the CEO Plan.

        In June 2003, the Company's Board of Directors adopted the Director Plan and in September 2003, the plan was approved by the Company's stockholders. Options granted under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company's stock on the grant date. Only non-employee directors are eligible for grants under the Director Plan. Under the plan, each non-employee director received an initial grant of an option to purchase 30,000 shares of common stock as of October 2, 2003. The plan also provides for an initial grant to a new non-employee director of an option to purchase 30,000 shares of common stock upon election to the board of directors. Subsequent to the initial grants, each non-employee director will be automatically granted an option to purchase 10,000 shares of common stock on each anniversary of the granting of the initial stock option to that non-employee director. The Director Plan will terminate in June 2013, unless the board of directors terminates it sooner. The number of shares available under the Director Plan is 500,000, subject to antidilution and other adjustment provisions.

        A summary of transactions in the Company's stock-based compensation plans is as follows:

	Options Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance, January 1, 2002	552,550	2,587,900	$10.00
Additional shares reserved for Equity Incentive Plan	2,000,000	—	—
Granted	(737,150)	737,150	8.00
Exercised	—	(6,000)	3.00
Cancelled	150,000	(150,000)	9.66

Balance, December 31, 2002	1,965,400	3,169,050	9.56

Shares reserved for Director Plan	500,000	—	—
Granted	(856,700)	856,700	10.71
Exercised	—	(298,505)	4.57
Cancelled	89,050	(89,050)	10.20

Balance, December 31, 2003	1,697,750	3,638,195	10.23

Granted	(715,500)	715,500	18.09
Exercised	—	(346,630)	9.19
Cancelled	25,080	(25,080)	12.81

Balance, December 31, 2004	1,007,330	3,981,985	$11.71

        The following table summarizes information about outstanding and exercisable stock options at December 31, 2004:

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life (Yrs)
Range of Exercise Prices	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 1.00 - $ 3.00	383,450	6.0	$2.93	212,300	$2.88
8.00 - 10.00	1,434,385	6.5	8.78	777,800	9.14
12.50 - 15.00	1,482,450	5.6	13.82	1,276,100	13.88
15.83 - 18.87	681,700	9.1	18.26	245,270	18.69

	3,981,985	6.6	$11.71	2,511,470	$11.95

        At December 31, 2003 and 2002, options to purchase 1,903,233 and 1,646,865 shares of common stock were exercisable pursuant to the Company's stock-based compensation plans with a weighted-average exercise price of $11.26 and $10.73, respectively.

        Stock options expire 10 years from the date they are granted. Options granted under the Equity Incentive Plan and the CEO Plan generally vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant.

        On December 27, 2004, the Company's Board of Directors amended the award of 200,000 options granted to its Chairman on January 29, 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options immediately exercisable. The Company recognized compensation expense of approximately $157,000 in the fourth quarter of 2004 in connection with this amendment. The Board of Directors decided to accelerate the vesting schedule of these options in order to conform the vesting to grants normally made under the Director Plan. In addition, the Board of Directors decided it was in the best interests of stockholders to accelerate these options as the Company will avoid compensation expense in future periods that would otherwise result from the effectiveness of SFAS 123R for periods beginning subsequent to June 15, 2005.

        On January 7, 2005, the Company's Board of Directors approved the 2005 annual grant of stock options to employees (the "2005 Options"). On January 14, 2005, options to purchase a total of 422,000 shares of LKQ common stock with an exercise price of $17.68 per share were granted. The vesting schedule for each of the 2005 Options is as follows: June 14, 2005 with respect to 50% of the number of shares subject to such option and, with respect to an additional 5.555% of the number of shares subject to such option, January 14, 2006 and each six month anniversary thereafter until January 14, 2010. This vesting schedule is different than the vesting schedule for options previously granted under the Equity Incentive Plan.

        On January 10, 2005, the Company's Board of Directors amended the vesting schedule of a total of 428,500 options granted to employees in 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options exercisable on January 10, 2005. The Compensation Committee decided to accelerate the vesting schedule of these options primarily as a supplement to compensation due to the expected reduction of cash bonuses to employees for the 2004 calendar year. The bonus formula established by the Company in January 2004 resulted in reduced 2004 bonuses for many LKQ employees as compared to 2003. In addition, the Compensation

Committee decided it was in the best interests of stockholders to accelerate these options as the Company will avoid compensation expense in future periods that would otherwise result from the effectiveness of SFAS 123R for periods beginning subsequent to June 15, 2005.

        On January 28, 2005, the Company's Board of Directors granted options to purchase a total of 300,000 shares of LKQ common stock at an exercise price $16.66 per share. The options were immediately exercisable with respect to all of the shares subject to the options. This vesting schedule is different than the vesting schedule for options previously granted under the Equity Incentive Plan.

Note 4. Related Party Transactions

        The Company subleased its corporate office space from an entity owned by one of its principal stockholders for a pro rata percentage of the rent that was charged to that entity. The sublease expired on July 31, 2004. The total amounts paid to this entity were approximately $163,000, $254,000 and $263,000 during each of the years ended December 31, 2004, 2003 and 2002, respectively. Beginning in August 2004, the Company subleased a portion of its corporate office space to an entity owned by one of its principal stockholders for a pro rata percentage of the rent that the Company is charged. The total amount received from this entity during 2004 was $33,900.

        A corporation owned by the Company's Chairman of the Board, who is one of the Company's principal stockholders, owns a private aircraft that the Company uses from time to time for business trips. The Company reimburses this corporation for out-of-pocket and other related flight expenses, as well as for other direct expenses incurred. The total amounts paid to this corporation were approximately $54,700, $152,900 and $12,800 during each of the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company sells products to various repair facilities owned by a company that was previously one of its principal stockholders. This corporation ceased being a stockholder of the Company in October 2003. The amount of such sales totaled approximately $2,741,000 and $2,203,000 during the years ended December 31, 2003 and 2002, respectively.

        In connection with the acquisitions of several businesses during 1998 and 1999, the Company entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in its salvage operations. Typical lease terms included an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. The Company also maintains the right of first refusal concerning the sale of the leased property. Lease payments to a principal stockholder who became an officer of the Company after the acquisition of his business were approximately $794,000, $747,000 and $714,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

        In June 2003, the Company sold certain assets no longer deemed pertinent to its operations to an existing stockholder in exchange for 80,000 shares of the Company's common stock. See Note 2 for further discussion.

        The Company believes that the related party transactions described above are comparable to those available from unaffiliated third parties.

Note 5. Retirement Plans

        The Company sponsors the LKQ Corporation Employees' Retirement Plan (the "Plan"), a qualified defined contribution plan covering substantially all full time employees not covered by qualified plans maintained by subsidiaries. Employees may contribute up to 15% of eligible compensation, subject to certain Internal Revenue Service limitations. The Company will match 50% of the portion of the employee's contributions that does not exceed 6% of the employee's salary. Matching Company contributions vest over a four year period and totaled $1,173,000, $1,031,000 and $942,000 in 2004, 2003 and 2002, respectively. The Company may also, at its sole discretion, make annual profit-sharing contributions to the Plan. There were no such discretionary profit sharing contributions to the Plan in 2004, 2003 or 2002. All contribution levels may be subject to further limits, under Internal Revenue Service guidelines.

        Two of the companies acquired by the Company during 2004, Foster Auto Parts, Inc. and Global Trade Alliance, Inc. (See Note 9), also maintain qualified defined contribution plans covering substantially all of their full time employees. Expenses related to these plans totaled $105,000 during 2004.

        The Company also offers a nonqualified deferred compensation plan to eligible employees who, due to Internal Revenue Service guidelines, may not take full advantage of the LKQ Corporation Employees' Retirement Plan. The plan allows each participant to defer up to 50% of eligible compensation, with a maximum deferral of $50,000 per year. The Company will match 50% of the portion of the employee's contributions that does not exceed 6% of the employee's salary. The deferred compensation, together with Company matching contributions and accumulated earnings, is accrued and is payable after retirement or termination of employment, subject to vesting provisions. Participants may also elect to receive amounts deferred in a given year on any plan anniversary five or more years subsequent to the year of deferral. Matching Company contributions vest over a four year period and totaled $5,000, $25,000 and $20,000 in 2004, 2003 and 2002, respectively. The deferred compensation plan is funded under a trust agreement whereby the Company pays to the trust amounts deferred by employees, together with the Company match, with such amounts invested in the life insurance policies carried to meet the obligations under the deferred compensation plan. The cash surrender value of these policies was approximately $1,688,000 and $1,183,000 at December 31, 2004 and 2003, respectively, and is included in Other Assets in the accompanying balance sheets. Total deferred compensation liabilities were approximately $2,085,000 and $1,482,000 at December 31, 2004 and 2003, respectively, and are included in Accrued payroll-related liabilities and Other Noncurrent Liabilities in the accompanying balance sheets.

        A subsidiary of the Company has a nonqualified retirement plan that the Company agreed to continue when the subsidiary was acquired in 1998. The plan is funded by the Company through premium payments on Company-owned life insurance policies that are carried to meet the obligations under the plan. The cash surrender value of these policies was approximately $169,000 and $143,000 at

December 31, 2004 and 2003, respectively, and is included in Other Assets in the accompanying balance sheets. The annual expense for this plan is approximately $30,000. Total obligations were approximately $385,000 and $356,000 at December 31, 2004 and 2003, respectively, and are included in Other Noncurrent Liabilities in the accompanying balance sheets.

Note 6. Long-Term Obligations

        Long-Term Obligations consist of the following:

	December 31,
	2004	2003
Revolving credit facility	$47,000,000	$—
Capital lease obligations, payable in monthly installments through March 2009, interest at 7.64% to 7.75% (See Note 7)	—	2,841,613
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	3,241,564	1,155,305
Various equipment notes, payable in monthly installments through January 2004, interest at various rates up to 9.5%, secured by related equipment	20,128	474

	50,261,692	3,997,392
Less current maturities	(317,026)	(1,553,274)

	$49,944,666	$2,444,118

        The scheduled maturities of long-term obligations outstanding at December 31, 2004 are as follows:

2005	$317,026
2006	1,608,531
2007	47,224,776
2008	454,468
2009	605,147
Thereafter	51,744

$50,261,692

        On February 17, 2004, the Company entered into a new unsecured revolving credit facility that matures in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. As a result, the Company recorded a loss of $346,000 in 2004 from the write-off of debt issuance costs related to the previous secured facility. The new revolving credit facility had a maximum availability of $75,000,000. On January 31, 2005, the revolving credit facility was amended to increase the maximum availability from $75,000,000 to $100,000,000. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including without limitation a senior debt to EBITDA ratio which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends, restrictions on the payment of other dividends and on purchases, redemptions and acquisitions of the Company's stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate ("IBOR") plus an additional percentage ranging from .875% to 1.375%, on the other hand, at the Company's option. The percentage added to IBOR is dependent upon the Company's total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout 2004 and 2003. The weighted-average interest rate on borrowings outstanding against the Company's credit facility at December 31, 2004 was 3.16%. Borrowings against the credit facility totaled $47,000,000 at December 31, 2004, and are classified as long-term obligations.

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

        During August 2002, the Company entered into a two-year interest rate swap agreement with a total notional amount of $10,000,000 and a fixed rate of 2.65%. The agreement matured in August, 2004. The counterparty to the agreement was a member of the Company's bank group. Under the terms of the agreement, the Company was required to make quarterly payments at the specified fixed rate and in return received payments at variable rates. The estimated fair value of the interest rate swap at December 31, 2003 was a loss of $105,666 and was included in Other Noncurrent Liabilities and Accrued expenses. In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the changes in the fair value of the interest rate swap were included in current period earnings, as the agreement had not been designated as a hedging instrument.

        During January 2004, the Company fully paid all of its outstanding capital lease obligations as permitted under the contracts and acquired the related properties. The Company recorded a gain of $49,000 before taxes from the early extinguishment of these capital lease obligations.

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

        The future minimum lease commitments under these leases at December 31, 2004 are as follows:

Years ending December 31:
2005	$10,061,000
2006	8,274,000
2007	7,511,000
2008	6,604,000
2009	3,094,000
Thereafter	499,000

$36,043,000

        Rental expense for operating leases was approximately $9,631,000, $7,962,000 and $7,431,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

        During 2003, the Company leased certain land and facilities under agreements that were classified as capital leases. Assets recorded under capital leases at December 31, 2003 consisted of:

Land and improvements	$1,560,100
Buildings and improvements	2,147,264

3,707,364
Accumulated depreciation	(515,362)

Net assets under capital leases	$3,192,002

        During January 2004, the Company fully paid all the outstanding capital lease obligations as permitted under the contracts and acquired the related properties. The Company recorded a gain of $49,000 before taxes from the early extinguishment of these capital lease obligations.

        The Company guaranties the residual values of the majority of its truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, the Company would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, the Company would be paid the amount realized over the residual value. Had the Company terminated all of its operating leases subject to these guaranties at December 31, 2004, the guarantied residual value would have totaled approximately $7,757,000.

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

Note 8. Earnings (Loss) Per Share

        The following table sets forth the computation of earnings (loss) per share:

	Year Ended December 31,
	2004	2003	2002
Income before cumulative effect of change in accounting principle	$20,572,887	$14,575,762	$11,005,204
Cumulative effect of change in accounting principle, net of tax	—	—	(49,898,800)

Net income (loss)	$20,572,887	$14,575,762	$(38,893,596)

Denominator for basic earnings (loss) per share—
Weighted-average shares outstanding	20,052,392	16,268,338	17,653,792
Effect of dilutive securities:
Stock options	887,553	440,888	277,299
Warrants	1,473,658	1,548,536	1,467,671

Denominator for diluted earnings (loss) per share—
Adjusted weighted-average shares outstanding	22,413,603	18,257,762	19,398,762

Earnings (loss) per share, basic
Income before cumulative effect of change in accounting principle	$1.03	$0.90	$0.62
Cumulative effect of change in accounting principle, net of tax	—	—	(2.82)

Earnings (loss) per share, basic	$1.03	$0.90	$(2.20)

Earnings (loss) per share, diluted
Income before cumulative effect of change in accounting principle	$0.92	$0.80	$0.57
Cumulative effect of change in accounting principle, net of tax	—	—	(2.57)

Earnings (loss) per share, diluted	$0.92	$0.80	$(2.00)

        The following chart sets forth the number of stock options and warrants outstanding but not included in the computation of diluted earnings (loss) per share because their effect would have been antidilutive:

	December 31,
	2004	2003	2002
Antidilutive securities:
Stock options	260,000	1,610,650	2,467,800
Warrants	—	263,751	262,434

Note 9. Business Combinations

        During 2004, the Company acquired a 100% equity interest in each of six businesses (five in the recycled OEM automotive parts business, including on October 26, 2004 Foster Auto Parts, Inc., and, on February 20, 2004, Global Trade Alliance, Inc., one of the largest suppliers of aftermarket collision automotive replacement parts in the Midwest) for an aggregate of $61,651,000 in cash, of which $50,000 is to be paid subsequent to December 31, 2004, $2,379,000 in notes issued (see Note 6) and 186,698 shares of the Company's common stock. The acquisitions enabled the Company to serve new market areas, become a significant provider of aftermarket automotive collision parts and become a provider of self-service retail automotive parts.

        During 2003, the Company acquired three automotive recycling businesses located in upstate New York, California and Nevada for an aggregate of $3,286,000 in cash, $200,000 in notes issued and 50,000 redeemable shares of the Company's common stock. The business combinations enabled the Company to serve new market areas. The Company did not complete any acquisitions during the year ended December 31, 2002.

        The acquisitions are being accounted for under the purchase method of accounting and are included in the Company's financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition.

        The purchase price allocations for the acquisitions completed during the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Receivables, net	$3,619,556	$57,258
Inventory	14,971,817	803,948
Prepaid expenses	367,750	26,921
Property and equipment	8,253,606	1,217,499
Goodwill	49,520,051	1,535,918
Deferred tax assets	157,018	—
Other assets	69,466	510,545
Current liabilities assumed	(8,078,235)	(38,165)
Notes assumed	(1,175,277)	(11,223)
Other noncurrent liabilities assumed	(300,000)	—
Purchase price payable in a subsequent period	(50,000)	—
Notes issued (see Note 6)	(2,379,186)	(200,000)
Common stock issued	(3,375,386)	—
Redeemable common stock issued	—	(617,027)

Cash used in acquisitions, net of cash acquired	$61,601,180	$3,285,674

        The following pro forma summary presents the effect of the businesses acquired during the year ended December 31, 2004 as though the businesses had been acquired as of January 1, 2003 and is based upon unaudited financial information of the acquired entities:

	Years Ended December 31,
	2004	2003
Revenue as reported	$424,755,973	$327,973,997
Revenue of purchased businesses for the period prior to acquisition	34,392,400	85,249,200

Pro forma revenue	$459,148,373	$413,223,197

Net income as reported	$20,572,887	$14,575,762
Net income of purchased businesses for the period prior to acquisition	1,805,800	2,272,100

Pro forma net income	$22,378,687	$16,847,862

Earnings per share-basic
As reported	$1.03	$0.90
Effect of purchased businesses for the period prior to acquisition	0.08	0.12

Pro forma earnings per share-basic	$1.11	$1.02

Earnings per share-diluted
As reported	$0.92	$0.80
Effect of purchased businesses for the period prior to acquisition	0.08	0.11

Pro forma earnings per share-diluted	$1.00	$0.91

        These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 10. Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

        Prepaid expenses included approximately $208,000 at December 31, 2003 in tax payments made by the Company, which were refunded or applied to the Company's 2004 income tax liabilities.

        The provision for income taxes consists of the following components:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$8,201,000	$5,850,000	$5,060,000
State	1,573,000	1,399,000	1,085,000
Foreign	23,000	—	—

	9,797,000	7,249,000	6,145,000
Deferred	3,487,000	2,328,000	1,118,000

Provision for income taxes	$13,284,000	$9,577,000	$7,263,000

        Income taxes have been based on the following components of income before provision for income taxes and cumulative effect of change in accounting principle:

	Year Ended December 31,
	2004	2003	2002
Domestic	$33,766,456	$24,152,762	$18,268,204
Foreign	90,431	—	—

	$33,856,887	$24,152,762	$18,268,204

        The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2004	2003	2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax impact	3.8	4.1	3.3
Non-deductible meals and entertainment expenses	0.4	0.4	0.5
Non-taxable life insurance proceeds	(0.5)	—	—
Other, net	0.5	0.2	1.0

Effective tax rate	39.2%	39.7%	39.8%

        The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

        The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred Tax Assets:
Accounts receivable	$1,254,900	$1,044,100
Inventory	1,050,000	631,000
Goodwill	6,686,300	8,688,400
Accrued expenses	1,472,500	1,278,400
Net operating loss carryforwards	2,331,700	2,099,600
Other	1,187,400	873,200

	13,982,800	14,614,700
Less valuation allowance	(544,000)	(197,700)

Total deferred tax assets	$13,438,800	$14,417,000

Deferred Tax Liabilities:
Property and equipment	$6,187,000	$4,649,200
Investments	663,200	746,500
Other	858,000	44,000

Total deferred tax liabilities	$7,708,200	$5,439,700

Net deferred tax asset	$5,730,600	$8,977,300

        Deferred tax assets and liabilities are reflected on the Company's consolidated balance sheets as follows:

	December 31,
	2004	2003
Current deferred tax assets	$1,109,100	$421,600
Noncurrent deferred tax assets	4,621,500	8,555,700

        In connection with the adoption of SFAS 142, the Company recorded a deferred tax asset totaling $16,120,700 during 2002. At December 31, 2004 and 2003, the Company had net operating loss carryforwards for certain of its state tax jurisdictions, the tax benefits of which total $2,332,000 and $2,100,000, respectively. A valuation allowance has been established for a portion of these deferred tax assets. The tax benefits expire over the period from 2005 through 2024. While the Company expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

        The Internal Revenue Service is currently performing an income tax audit of the Company for the 2002 tax year, and the Company has been notified by one state of an income tax audit for the 2001, 2002 and 2003 tax years. Adjustments from such audits, if any, are not expected to have a material effect on the Company's Consolidated Financial Statements.

Note 11. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income are as follows:

	Foreign Currency Translation	Unrealized (Loss) Gain on Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2002	$—	$—	$—
Pretax income	—	1,885,000	1,885,000
Income tax expense	—	(746,500)	(746,500)

Balance at December 31, 2003	—	1,138,500	1,138,500
Pretax loss	(31,757)	(210,000)	(241,757)
Income tax benefit	—	83,300	83,300

Balance at December 31, 2004	$(31,757)	$1,011,800	$980,043

Note 12. Subsequent Events

        In the first quarter of 2005, the Company completed the acquisition of Bodymaster Auto Parts, Inc. and an affiliated company that operate in the aftermarket collision automotive replacement parts business for an aggregate of $15.4 million in cash. The acquisition enables the Company to serve new market areas.

Note 13. Selected Quarterly Data (unaudited)

        The following table presents unaudited selected quarterly financial data for the two years ended December 31, 2004. The operating results for any quarter are not necessarily indicative of the results for any future period.

Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2003
Revenue	$79,256	$81,017	$83,472	$84,228
Gross margin	37,453	38,345	39,041	38,897
Operating income	7,020	7,344	6,562	5,134
Net income	3,940	4,119	3,519	2,998
Earnings per share:(1)
Basic earnings per share	0.23	0.27	0.25	0.16
Diluted earnings per share	0.21	0.25	0.22	0.14
Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2004
Revenue	$100,073	$104,878	$106,045	$113,760
Gross margin	46,996	49,441	48,683	52,496
Operating income	9,862	9,150	7,975	7,920
Net income	5,635	5,343	4,562	5,033
Earnings per share:(1)
Basic earnings per share	0.29	0.27	0.23	0.25
Diluted earnings per share	0.25	0.24	0.20	0.22

(1)
The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
March 8, 2005

        Management of LKQ Corporation and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the Company's financial statements.

        Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.

        Deloitte & Touche, LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management's assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

        We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting dated March 8, 2005, that LKQ Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to a change in accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/  DELOITTE & TOUCHE LLP
Chicago, Illinois
March 8, 2005

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2005 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

        Our executive officers, their ages at December 31, 2004, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Joseph M. Holsten	52	President, Chief Executive Officer and Director
Mark T. Spears	47	Senior Vice President and Chief Financial Officer
Stuart P. Willen	67	Senior Vice President—Midwest Region
Leonard A. Damron	53	Senior Vice President—Southeast Region
H. Bradley Willen	45	Vice President—Procurement and Product Pricing
Frank P. Erlain	49	Vice President—Finance and Controller
Victor M. Casini	42	Vice President, General Counsel and Secretary

        Joseph M. Holsten joined us in November 1998 as our President and Chief Executive Officer. He was elected to our Board of Directors in February 1999. Prior to joining us, Mr. Holsten held various positions of increasing responsibility with North American and International operations of Waste Management, Inc. for approximately 17 years. From February 1997 until July 1998, Mr. Holsten served as Executive Vice President and Chief Operating Officer of Waste Management, Inc. From July 1995 until February 1997, he served as Chief Executive Officer of Waste Management International, plc where his responsibility was to streamline operating activities. Prior to working for Waste Management, Mr. Holsten was staff auditor at a public accounting firm.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information appearing under the caption "Appointment of Our Independent Registered Public Accounting Firm—Audit Fees and Non-Audit Fees" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2002	$974	$1,097	$—	$(824)	$1,247
Year ended December 31, 2003	1,247	1,240	—	(993)	1,494
Year ended December 31, 2004	1,494	938	213	(944)	1,701
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2002	$708	$46,818	$—	$(46,746)	$780
Year ended December 31, 2003	780	68,257	—	(67,975)	1,062
Year ended December 31, 2004	1,062	97,453	273	(96,606)	2,182

(a)(3)    Exhibits

        The exhibits to this report are listed in Item 15(c) of this Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.07	LKQ Corporation 2003 Stock Option and Compensation Plan for Non-Employee Directors.
10.08	LKQ Corporation CEO Stock Option Plan.
10.09	LKQ Corporation 1998 Equity Incentive Plan.
10.10	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.11	Amendment to LKQ Corporation 401(k) Plus Plan.
10.12	Trust for LKQ Corporation 401(k) Plus Plan.
10.13	LKQ Corporation Employees' Retirement Plan.
10.14	First Amendment to LKQ Corporation Employees' Retirement Plan.
10.15	Second Amendment to LKQ Corporation Employees' Retirement Plan.
10.16	LKQ Corporation Employees' Retirement Plan Non-Discretionary Trust Agreement.
10.17	LKQ Corporation 401(k) Plus Plan II dated March 3, 2005
10.18	Amendment Agreement dated December 27, 2004 between LKQ Corporation and Donald F. Flynn
10.19	Form of Award Agreement dated January 14, 2005
10.20	Form of Notice to Optionees dated January 10, 2005
10.21	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation.

(b)    Exhibits

3.1(i)	Certificate of Incorporation of LKQ Corporation dated February 13, 1998, and as amended on May 20, 1998, June 15, 1998, August 17, 2000, and February 22, 2001 (incorporated herein by reference to Exhibit 3.1(i) to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
3.1(ii)	Amendment to Certificate of Incorporation filed on October 8, 2003 (incorporated herein by reference to Exhibit 3.1 (ii) to the Company's report on Form 10-K for the fiscal year ended December 31, 2003).
3.1(iii)	Conformed copy of Certificate of Incorporation of LKQ Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 (iii) to the Company's report on Form 10-K for the fiscal year ended December 31, 2003).
3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
4.2	Credit Agreement by and among LKQ Corporation, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Syndication Agent, Bank One, NA, as Documentation Agent, National City Bank, as Co-Agent, and Banc of America Securities LLC, as Arranger, dated February 17, 2004 (incorporated herein by reference to Exhibit 99.3 to the Company's report on Form 8-K filed with the SEC on February 25, 2004).
4.3	First Amendment to Credit Agreement dated as of January 31, 2005 by and among LKQ Corporation, Bank of America, N.A., LaSalle Bank National Association, JP Morgan Chase Bank, National Association and National City Bank (incorporated herein by reference to Exhibit 99.4 to the Company's report on Form 8-K filed with the SEC on February 2, 2005).
10.1	Registration Rights Agreement by and among LKQ Corporation and certain stockholders signatories thereto dated June 19, 1998 (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.2	Form of Fee Warrant Agreement (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.3	Office Lease for 120 North LaSalle Street, Suite 3300, Chicago, Illinois by and between the Prudential Insurance Company of America, as Landlord, and LKQ Corporation, as Tenant, dated as of February 18, 2004 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2004).
10.4	Industrial Building Lease between Leonard A. Damron, III, LLC, as Landlord, and Damron Auto Parts, L.P., as Tenant, dated July 29, 1998 for Jenkinsburg, Georgia facility (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.5	Industrial Building Lease between Damron Auto Parts East, Inc., as Landlord, and Damron Holding Company, as Tenant, dated July 29, 1998 for Melbourne, Florida facility (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.6	Industrial Building Lease between Damron Family Limited Partnership, as Landlord, and Damron Auto Parts, Inc., as Tenant, dated July 29, 1998 for Crystal River, Florida facility (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).

10.7	LKQ Corporation 2003 Stock Option and Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended December 31, 2003).
10.8	LKQ Corporation CEO Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.9	LKQ Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.10	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.11	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.12	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.13	LKQ Corporation Employees' Retirement Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.14	First Amendment to LKQ Corporation Employees' Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.15	Second Amendment to LKQ Corporation Employees' Retirement Plan (incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.16	LKQ Corporation Employees' Retirement Plan Non-Discretionary Trust Agreement (incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.17	LKQ Corporation 401(k) Plus Plan II dated March 3, 2005.
10.18	Amendment Agreement dated December 27, 2004 between LKQ Corporation and Donald F. Flynn, Chairman of the Board of LKQ Corporation (incorporated herein by reference to Exhibit 99.1 to the Company's report on Form 8-K filed with the SEC on January 3, 2005).
10.19	Form of Award Agreement dated January 14, 2005 between LKQ Corporation and optionees (incorporated herein by reference to Exhibit 99.1 to the Company's report on Form 8-K filed with the SEC on January 11, 2005).
10.20	Form of Notice to Optionees dated January 10, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company's report on Form 8-K filed with the SEC on January 11, 2005).
10.21	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.22	Stock Purchase Agreement by and among LKQ Corporation and Robert H. Cruikshank, Trustee, and Rowens R. Cruikshank, Trustee, dated February 20, 2004 (incorporated herein by reference to Exhibit 99.2 to the Company's report on Form 8-K filed with the SEC on February 24, 2004).

10.23	Stock Purchase Agreement dated as of October 26, 2004 between LKQ Corporation and Fred J. Hopp (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 2004).
10.24	Stock Purchase Agreement dated as of January 31, 2005 by and among LKQ Corporation, Henry Sheshene and Shelly Ho (incorporated herein by reference to Exhibit 99.2 to the Company's report on Form 8-K filed with the SEC on February 2, 2005).
10.25	Stock Purchase Agreement dated as of January 31, 2005 by and among LKQ Corporation, Henry Sheshene, Shelly Ho and Chia-Kai Hsu (incorporated herein by reference to Exhibit 99.3 to the Company's report on Form 8-K filed with the SEC on February 2, 2005).
10.26	Stock Repurchase Agreement, dated as of May 20, 2003, between LKQ Corporation and AutoNation, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.27	Stock Repurchase Agreement, dated as of May 21, 2003, between LKQ Corporation and PMM LKQ Investments Limited Partnership (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.28	Stock Repurchase Agreement, dated as of May 21, 2003, between LKQ Corporation and PMM LKQ Investments Limited Partnership II (incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
21.1	List of subsidiaries, jurisdiction and assumed names.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2005.

LKQ CORPORATION
By:	/s/ JOSEPH M. HOLSTEN Joseph M. Holsten President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2005.

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
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks Relating to Our Business
Risks Relating to Our Common Stock
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
LKQ CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Schedule II—Valuation and Qualifying Accounts and Reserves
SIGNATURES