Form 10-K/A
period 2004-12-31
LKQ CORP
filed 2005-03-18
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-50404

LKQ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
120 North LaSalle Street Suite 3300 Chicago, Illinois	60602
(Address of Principal Executive Offices)	(Zip Code)
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

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $343,193,320 (based on the closing sale price on the Nasdaq National Market on June 30, 2004). At March 1, 2005, the registrant had issued and outstanding an aggregate of 20,620,288 shares of common stock.

Documents Incorporated by Reference

Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005, described in Parts II and III hereof, are incorporated by reference in this report.

Explanatory Note

LKQ Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 originally filed with the Securities and Exchange Commission on March 8, 2005 (the “Original 10-K”) to add one paragraph to the beginning of Item 9A and one paragraph to the end of the subsection entitled “Report of Management on Internal Control over Financial Reporting,” which paragraphs were inadvertently omitted from Item 9A of the Original 10-K. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Items 9A and 15(b), as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 8, 2005

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.17*	LKQ Corporation 401(k) Plus Plan II dated March 3, 2005.
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

21.1*	List of subsidiaries, jurisdiction and assumed names.
23.1*	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*Previously filed with the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2005.

LKQ CORPORATION

By:	/s/ Victor M. Casini
Victor M. Casini
Vice President and General Counsel