Form 10-Q
period 2005-03-31
LKQ CORP
filed 2005-05-06
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes     ☒  No     ☐

At May 4, 2005, the registrant had issued and outstanding an aggregate of 20,731,956 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

( In thousands, except share data )

	March 31,	December 31,
	2005	2004
Assets
Current Assets:
Cash and equivalents	$3,730	$1,612
Restricted cash	467	—
Receivables, net	30,284	28,305
Inventory	80,040	74,150
Prepaid expenses and other current assets	3,370	3,375

Total Current Assets	117,891	107,442

Property and Equipment, net	72,135	70,730
Intangibles, net
Goodwill	112,655	100,319
Other intangibles, net	91	45
Deferred Income Taxes	4,145	4,621
Other Assets	5,742	5,118

Total Assets	$312,659	$288,275

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,651	$8,424
Income taxes payable	4,631	1,251
Accrued expenses and other current liabilities	20,989	19,571
Current portion of long-term obligations	220	317

Total Current Liabilities	35,491	29,563

Long-Term Obligations, Excluding Current Portion	58,889	49,945
Other Noncurrent Liabilities	4,088	4,079

Redeemable Common Stock, $0.01 par value, 50,000 shares issued	617	617

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 20,652,823 and 20,565,413 shares issued at March 31, 2005 and December 31, 2004, respectively.	207	206
Additional paid-in capital	202,590	201,484
Warrants	261	261
Retained earnings	9,541	1,140
Accumulated other comprehensive income	975	980

Total Stockholders’ Equity	213,574	204,071

Total Liabilities and Stockholders’ Equity	$312,659	$288,275

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

( In thousands, except per share data )

	Three Months Ended
	March 31,
	2005	2004

Revenue	$133,807	$100,073

Cost of goods sold	71,171	53,077

Gross margin	62,636	46,996

Facility and warehouse expenses	14,454	10,728

Distribution expenses	14,095	10,694

Selling, general and administrative expenses	17,725	14,207

Depreciation and amortization	1,966	1,505

Operating income	14,396	9,862

Other (income) expense
Interest expense	572	537
Interest income	(18)	(18)
Other (income) expense, net	(162)	(87)

Total other expense	392	432

Income before provision for income taxes	14,004	9,430

Provision for income taxes	5,603	3,795

Net income	$8,401	$5,635

Net income per share:
Basic	$0.41	$0.29

Diluted	$0.37	$0.25

Weighted average common shares outstanding:
Basic	20,631	19,643

Diluted	22,692	22,181

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

( In thousands )

	Three Months Ended
	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,401	$5,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,966	1,505
Deferred income taxes	383	705
Writeoff of debt issuance costs	—	346
Other adjustments	18	(47)
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(1,154)	(313)
Inventory	(1,613)	(4,368)
Income taxes payable	3,806	2,081
Other operating assets and liabilities	(496)	318

Net cash provided by operating activities	11,311	5,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,953)	(6,649)
Purchase of investment securities	—	(650)
Decrease in restricted cash in escrow	132	—
Cash used in acquisitions	(15,815)	(39,638)

Net cash used in investing activities	(18,636)	(46,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and warrant exercises	639	1,847
Debt issuance costs	(43)	(237)
Net borrowings of long-term debt	8,847	27,065

Net cash provided by financing activities	9,443	28,675

Net increase (decrease) in cash and equivalents	2,118	(12,400)

Cash and equivalents, beginning of period	1,612	16,082

Cash and equivalents, end of period	$3,730	$3,682

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$—	$2,250
Stock issued in connection with business acquisitions	—	2,250
Cash paid for income taxes, net of refunds	1,431	702
Cash paid for interest	511	321

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

( In thousands )

						Accumulated
	Common Stock		Additional			Other	Total
	Shares		Paid-In		Retained	Comprehensive	Stockholders’
	Issued	Amount	Capital	Warrants	Earnings	Income	Equity

BALANCE, December 31, 2004	20,565	$206	$201,484	$261	$1,140	$980	$204,071

Net income	—	—	—	—	8,401		8,401

Unrealized gain (loss) on investment in equity securities, net of tax	—	—	—	—	—	(6)	(6)

Foreign currency translation	—	—	—	—	—	1	1

Total comprehensive income	—	—	—	—	—	—	8,396

Equity-related compensation expense	—	—	42	—	—	—	42

Exercise of stock options, including related tax benefits of $426	88	1	1,064	—	—	—	1,065

BALANCE, March 31, 2005	20,653	$207	$202,590	$261	$9,541	$975	$213,574

LKQ Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1.  Interim Financial Statements

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of LKQ Corporation and its subsidiaries (the “Company”).  All significant intercompany transactions and accounts have been eliminated.  The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. Accordingly, certain information related to the Company’s significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position, results of operations and cash flows of the Company for the periods presented.

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Note 2.  Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $1.9 million and $1.7 million at March 31, 2005 and December 31, 2004, respectively.

Note 3.  Inventory

Inventory consists of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)

Salvage parts	$62,199	$61,390
Aftermarket parts	14,510	8,999
Cores	3,331	3,761

	$80,040	$74,150

Note 4.  Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete.

The changes in the carrying amount of goodwill during the three months ended March 31, 2005 are as follows:

(in thousands)

Balance as of December 31, 2004	$100,319
Business acquisitions	12,336

Balance as of March 31, 2005	$112,655

Note 5.  Income Taxes

Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

Note 6.  Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is currently assessing the impact that SFAS 151 may have on its results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”(“SFAS 123R”), a revision of SFAS 123. SFAS 123R requires the adoption of a fair-value method of accounting for stock-based employee compensation. SFAS 123R was to be effective as of the beginning of the first interim fiscal period that begins after June 15, 2005.  In applying the fair value concepts of SFAS 123R, the Company will be required to choose among alternative valuation models and other assumptions. Although the Company had not completed its assessment of the impact of SFAS 123R, it had initially estimated that it would negatively impact its results of operations for 2005 by approximately $0.5 million or $0.02 per diluted share.

On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006. As a result, the Company’s 2005 results of operations will not be impacted by the implementation of SFAS 123R. The Company is currently assessing the impact that SFAS 123R may have on its future results of operations. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial position or cash flows.

Note 7.  Stock-Based Compensation

The Company has three stock-based compensation plans, the LKQ Corporation 1998 Equity Incentive Plan  (the “Equity Incentive Plan”), the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”), and a separate stock option plan for our Chief Executive Officer (the “CEO Plan”). The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” (“SFAS 148”).

Under the CEO Plan, the difference between the fair market value of the option at the time granted in 1998 and the exercise price was recorded as deferred compensation expense and was charged to operations over the vesting period of the options which ended in November 2003.  No stock-based compensation cost is reflected in net income for the Equity Incentive Plan or the Director Plan at the date of issuance of the options, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan, including, in 2005, the effect of accelerating the vesting schedules of options granted in 2004:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)

Net income, as reported	$8,401	$5,635
Add: Stock-based compensation expense, net of tax, included in net income as reported	25	—
Less: Total stock-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(3,823)	(653)

Pro forma net income	$4,603	$4,982

Earnings per share:
Basic - as reported	$0.41	$0.29
Basic - pro forma	$0.22	$0.25

Diluted - as reported	$0.37	$0.25
Diluted - pro forma	$0.20	$0.22

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

	Three Months Ended
	March 31,
	2005	2004

Expected life (in years)	5.8	7.5
Risk-free interest rate	3.94%	3.87%
Volatility	40.0%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$7.61	$9.14

A summary of transactions in the Company’s stock-based compensation plans for the three months ended March 31, 2005 is as follows:

	Options		Weighted
	Available	Number of	Average
	for	Shares	Exercise
	Grant	Outstanding	Price

Balance, December 31, 2004	1,007,330	3,981,985	$11.71

Granted	(726,000)	726,000	17.26
Exercised	—	(87,410)	7.31
Cancelled	10,200	(10,200)	14.89

Balance, March 31, 2005	291,530	4,610,375	$12.66

The following table summarizes information about outstanding and exercisable stock options at March 31, 2005:

	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Yrs)	Price	Shares	Price

$ 1.00 - $ 3.00	341,700	5.7	$2.93	227,600	$2.89
8.00 - 10.00	1,410,725	6.2	8.77	860,535	9.03
12.50 - 15.00	1,454,750	5.4	13.83	1,293,150	13.92
15.83 - 18.87	1,403,200	9.3	17.74	917,000	17.72

	4,610,375	6.9	$12.66	3,298,285	$12.94

Stock options expire 10 years from the date they are granted. Most of the options granted under the Equity Incentive Plan and the CEO Plan vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant.

On January 7, 2005, the Company’s Board of Directors authorized the Compensation Committee to make the 2005 annual grant of stock options to employees (the “2005 Options”). On January 14, 2005, the Compensation Committee granted options to purchase a total of 422,000 shares of LKQ common stock with an exercise price of $17.68 per share. The vesting schedule for each of the 2005 Options is as follows: June 14, 2005 with respect to 50% of the number of shares subject to such option and, with respect to an additional 5.555% of the number of shares subject to such option, January 14, 2006 and each six month anniversary thereafter until January 14, 2010.  This vesting schedule is different than the typical vesting schedule for options granted under the Equity Incentive Plan.

 On January 10, 2005, the Compensation Committee amended the vesting schedule of a total of 428,500 options granted to employees in 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options exercisable on January 10, 2005. The Compensation Committee decided to accelerate the vesting schedule of these options primarily as a supplement to compensation due to the expected reduction of cash bonuses to employees for the 2004 calendar year. The bonus formula established by the Company in January 2004 resulted in reduced 2004 bonuses for many LKQ employees as compared to 2003. In addition, the Compensation Committee decided it was in the best interests of stockholders to accelerate these options as the Company will avoid compensation expense in future periods that would otherwise result from the effectiveness of SFAS 123R for periods beginning subsequent to December 31, 2005.

On January 28, 2005, the Company’s Board of Directors granted options to purchase a total of 300,000 shares of LKQ common stock at an exercise price of $16.66 per share. The options were immediately exercisable with respect to all of the shares subject to the options. This vesting schedule is different than the typical vesting schedule for options granted under the Equity Incentive Plan.

Note 8.  Long-Term Obligations

Long-Term Obligations consist of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)

Revolving credit facility	$56,000	$47,000
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	3,090	3,242
Secured equipment note, payable in monthly installments through July 2008	19	20
	59,109	50,262
Less current maturities	(220)	(317)

	$58,889	$49,945

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that matures in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. As a result, the Company recorded a loss of $346,000 in 2004 from the write-off of debt issuance costs related to the previous secured facility. The new revolving credit facility initially had a maximum availability of $75.0 million, which was amended to $100.0 million on January 31, 2005. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends, restrictions on the payment of other dividends and on purchases, redemptions and acquisitions of the Company’s stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios.  The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.375%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout 2005 and 2004. The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at March 31, 2005 and December 31, 2004 was 4.06% and 3.16%, respectively. Borrowings against the credit facility totaled $56.0 million and $47.0 million at March 31, 2005 and December 31, 2004, respectively, and are classified as long-term obligations.

Note 9. Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at March 31, 2005 are as follows:

(in thousands)

Nine months ended December 31, 2005	$8,335
Years ended December 31:
2006	9,427
2007	8,627
2008	7,413
2009	3,715
2010	986
Thereafter	2,790

$41,293

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

Note 10. Earnings Per Share

The following chart sets forth the computation of earnings per share:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share amounts)

Net income	$8,401	$5,635

Denominator for basic earnings per share-Weighted-average shares outstanding	20,631	19,643
Effect of dilutive securities:
Stock options	894	936
Warrants	1,167	1,602
Denominator for diluted earnings per share-Adjusted weighted-average shares outstanding	22,692	22,181

Earnings per share, basic	$0.41	$0.29

Earnings per share, diluted	$0.37	$0.25

The following chart sets forth the number of employee stock options and warrants outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Antidilutive securities:
Stock options	260	200
Warrants	—	100

Note 11.  Business Combinations

During the three month period ended March 31, 2004, the Company acquired a 100% equity interest in each of three businesses (two in the recycled OEM automotive parts business and, on February 20, 2004, Global Trade Alliance, Inc., one of the largest suppliers of aftermarket collision automotive replacement parts in the Midwest) for an aggregate of $41.9 million in cash, of which $2.3 million was to be paid subsequent to March 31, 2004, and 123,296 shares of the Company’s common stock.  The acquisitions enabled the Company to serve new market areas, become a significant provider of aftermarket automotive collision parts and become a provider of self-service retail automotive parts.

On January 31, 2005, the Company acquired Bodymaster Auto Parts, Inc. and an affiliated company  (“Bodymaster”) that operate in the aftermarket collision automotive replacement parts business for an aggregate of $15.8 million in cash.  The acquisition enables the Company to serve new market areas. In connection with the acquisition of Bodymaster, the Company held $0.6 million in restricted cash. In accordance with the terms of the purchase agreement, the restrictions will be removed by January 31, 2006 or the Company will be reimbursed from funds currently held in escrow. During the quarter ended March 31, 2005, the amount of cash restricted was reduced by $0.1 million.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the acquisitions completed during the three months ended March 31, 2005 and 2004. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

	2005	2004
	(in thousands)

Restricted cash	$599	$—
Receivables, net	825	2,229
Inventory	4,277	7,672
Prepaid expenses	37	221
Property and equipment	390	4,882
Goodwill	12,336	35,901
Other intangibles	49	—
Deferred tax assets	—	758
Other assets	40	69
Current liabilities assumed	(2,738)	(7,049)
Long-term obligations assumed	—	(495)
Notes issued	—	(2,250)
Purchase price payable	—	(50)
Common stock issued	—	(2,250)

Cash used in acquisitions, net of cash acquired	$15,815	$39,638

The Company recorded goodwill of $12.3 million during the three month period ended March 31, 2005, all of which is expected to be deductible for income tax purposes.  Of the $35.9 million of goodwill recorded during the three month period ended March 31, 2004, $3.9 million is expected to be deductible for income tax purposes.

The following pro forma summary presents the effect of the businesses acquired during 2005 and 2004 as though the businesses had been acquired as of January 1, 2004 and is based upon unaudited financial information of the acquired entities:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)

Revenue as reported	$133,807	$100,073
Revenue of purchased businesses for the period prior to acquisition	1,749	22,647
Pro forma revenue	$135,556	$122,720

Net income as reported	$8,401	$5,635
Net income of purchased businesses for the period prior to acquisition	21	1,133
Pro forma net income	$8,422	$6,768

Earnings per share-basic
As reported	$0.41	$0.29
Effect of purchased businesses for the period prior to acquisition	0.00	0.05
Pro forma earnings per share-basic	$0.41	$0.34

Earnings per share-diluted
As reported	$0.37	$0.25
Effect of purchased businesses for the period prior to acquisition	0.00	0.05
Pro forma earnings per share-diluted	$0.37	$0.30

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note12.  Subsequent Events

In April 2005, the Company acquired 100% equity interests in two companies, one in the recycled OEM automotive parts business in South Carolina and one in the self-service retail automotive parts business in Tennessee, for an aggregate of approximately $7.8 million in cash and $0.3 million in notes issued.  The acquisitions enable the Company to serve new market areas.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The repair of automobiles includes the purchase of automotive replacement parts. Buyers of replacement parts have the option to purchase from primarily three sources: new parts produced by original equipment manufacturers, which are commonly known as OEM parts; new parts produced by companies other than the OEM’s, sometimes referred to generically as “aftermarket” parts; and recycled parts originally produced by OEM’s, which we refer to as recycled OEM products. We have historically sold primarily recycled OEM products. In 2004, we expanded our product lines to include aftermarket collision automotive replacement parts. We believe that this expansion of our product offerings will allow us to fill more of our customers’ requests.

Since our formation in 1998, we have grown through both internal development and acquisitions. For the first 18 months of our existence, we focused on growth through acquisitions. Our acquisition strategy has been to target companies with strong management teams, a record of environmental compliance, solid growth prospects and a reputation for quality and customer service.

Internal growth is an important driver of our revenue and operating results. Since 1999, we have continued to focus on growing our recycled product sales and operating results within our existing organization. We have done so by developing our regional distribution networks and by creating overnight product transfers between our facilities to better leverage our inventory investment and to increase our ability to fill customer demand.

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

Approximately 7% to 9% of our revenue is obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales and sales of damaged vehicles that we sell to vehicle repairers.

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

Cost of Goods Sold

Our cost of goods sold for recycled OEM products includes the price we pay for the salvage vehicle and, where applicable, auction fees, storage, and towing. Our cost of goods sold also includes other costs such as labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to buying and dismantling account for approximately 10% of our salvage cost of goods sold. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

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

In the event we do not have a recycled replacement part or suitable aftermarket replacement part in our inventory, we attempt to purchase the part from a competitor. We refer to these parts as brokered parts. The revenue from products that we obtain from third party recyclers to sell to our customers ranges from 7% to 10% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during the first three months of 2005 was as follows:

Balance as of December 31, 2004	$280,000
Warranty expense	634,000
Warranty claims	(634,000)
Balance as of March 31, 2005	$280,000

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

Our selling and marketing expenses primarily include our advertising, promotion and marketing costs, salary and commission expenses for sales personnel, sales training, telephone and other communication expenses, and bad debt expense. Personnel costs account for approximately 80% of our selling and marketing expenses. Most of our wholesale recycled sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. We are continually evaluating our sales force, developing and implementing training programs, and utilizing appropriate measurements to assess our selling effectiveness.

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

Warranty Reserves

We issue a standard six-month warranty against defects on some of our mechanical products. We record an accrual for standard warranty claims at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. We analyze historical warranty claim activity by referencing the claims made and aging them from the original product sale date. We use this information to project future warranty claims on actual products sold that are still under warranty at the end of an accounting period. A 10% increase in our historical 2004 annual warranty claims would result in an additional annual expense of approximately $0.2 million.

Inventory Accounting

Salvage Inventory.  Salvage inventory is recorded at the lower of cost or market. Our salvage inventory cost is established based upon the price we pay for a vehicle, and includes buying, dismantling and, where applicable, auction fees, storage, and towing. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under direct procurement arrangements.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. Our allowance for doubtful accounts at March 31, 2005 was approximately $1.9 million, which represents 5.9% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2004 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.1 million. Our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits and monitoring policies. We also have certain customers that pay for products at the time of delivery.

Goodwill Impairment

We record goodwill as a result of our acquisitions.  Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we refer to as SFAS 142, requires us to analyze our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests on an annual basis and between annual tests whenever events may indicate that an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.

We utilize outside professionals in the valuation industry to validate the assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of March 31, 2005, we had $112.7 million in goodwill that will be subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2004. A 10% decrease in the fair value estimates used in the fourth quarter of 2004 impairment test would not have changed this determination.

Impairment of Long-Lived Assets

We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. If our review indicates that the carrying value of long-lived assets is not recoverable, we reduce the carrying amount of the assets to fair value. We have had no adjustments to the carrying value of long-lived assets in 2005 or 2004.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the open policy years, we would have an additional expense of approximately $5.0 million on an annual basis.

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

Accounting for Income Taxes

All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based upon the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. We operate in multiple tax jurisdictions with different tax rates and we determine the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although we have recorded all probable income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” and SFAS No. 109, “Accounting for Income Taxes,” these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include contingencies.

We record a provision for taxes based upon our expected annual effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.6 million and $0.2 million as of March 31, 2005 and 2004, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) must be recognized as current period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the impact SFAS 151 may have on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R requires the adoption of a fair-value method of accounting for stock-based employee compensation. SFAS 123R was to be effective as of the beginning of the first interim fiscal period that begins after June 15, 2005. In applying the fair value concepts of SFAS 123R, we will be required to choose among alternative valuation models and other assumptions. Although we had not completed our assessment of the impact SFAS 123R, we had initially estimated that it would negatively impact our results for 2005 by approximately $0.5 million or $0.02 per diluted share.

On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006.  As a result, our 2005 results of operations will not be impacted by the implementation of SFAS 123R. We are currently assessing the impact that SFAS 123R may have on our future results of operations.  We do not expect that the adoption of this standard will have a material impact on our consolidated financial position or cash flows.

Acquisitions

In the first quarter of 2005, we completed an acquisition in the aftermarket automotive replacement parts business with two locations, near Philadelphia and Washington, D.C., for approximately $15.8 million in cash. This acquisition enables us to expand our presence in these areas of the country.

In April 2005, we completed two acquisitions in the recycled OEM automotive parts business for an aggregate of approximately $7.8 million in cash and $0.3 million in notes issued. These acquisitions enable us to serve new markets.

Segment Reporting

Over 99% of our operations are conducted in the United States. During 2004, we acquired a recycled OEM automotive parts business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the United States are not material. We manage our operations geographically. Our automotive replacement parts operations are organized into seven operating segments, six for recycled automotive replacement products and one for aftermarket automotive replacement products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. Our automotive replacement parts operations account for over 90% of our revenue, earnings and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
Statement of Operations Data:	2005	2004
Revenue	100.0%	100.0%
Cost of goods sold	53.2%	53.0%
Gross margin	46.8%	47.0%
Facility and warehouse expenses	10.8%	10.7%
Distribution expenses	10.5%	10.7%
Selling, general and administrative expenses	13.2%	14.2%
Depreciation and amortization	1.5%	1.5%
Operating income	10.8%	9.9%
Other expense, net	0.3%	0.4%
Income before provision for income taxes	10.5%	9.4%
Net income	6.3%	5.6%

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenue.  Our revenue increased 33.7% to $133.8 million for the three month period ended March 31, 2005, from $100.1 million for the comparable period of 2004. The revenue growth attributable to business acquisitions accounted for approximately $22.6 million of total revenue in the three month period ended March 31, 2005. The remaining increase in revenue is primarily due to the higher volume of products sold. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Our ability to combine recycled OEM and aftermarket parts offerings to our customers is further contributing to increased sales volumes. We also completed a business acquisition in the first quarter of 2005.

Cost of Goods Sold.  Our cost of goods sold increased 34.1% to $71.2 million for the three month period ended March 31, 2005, from $53.1 million for the comparable period of 2004. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 53.0% to 53.2%. The increase in cost of goods sold percentage was due primarily to an increase of $1.2 million in sales of damaged vehicles to vehicle repairers.  These sales have a lower gross margin than our automotive replacement parts sales.

Gross Margin.  Our gross margin increased 33.3% to $62.6 million for the three month period ended March 31, 2005, from $47.0 million for the comparable period of 2004. Our gross margin increased primarily due to increased volume.  As a percentage of revenue, gross margin decreased from 47.0% to 46.8%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 34.7% to $14.5 million for the three month period ended March 31, 2005, from $10.7 million for the comparable period of 2004. Our acquisitions accounted for $2.7 million in higher facility and warehouse expenses. As a percentage of revenue, facility and warehouse expenses increased from 10.7% to 10.8%.  We had higher wages and benefit costs along with incentive compensation for field personnel totaling $0.6 million, coupled with higher repairs and maintenance and supplies expenses of $0.2 million. We also had higher expenses of approximately $0.2 million related to the addition of three greenfield recycling operations and two aftermarket warehouses, partially offset by $0.1 million of lower rent expense due primarily to our exercise of purchase options on certain production facilities that we previously leased.

Distribution Expenses.  Distribution expenses increased 31.8% to $14.1 million for the three month period ended March 31, 2005, from $10.7 million for the comparable period of 2004. Our acquisitions accounted for $2.2 million of the increase in distribution expenses. Our remaining distribution expenses increased as we increased the number of local delivery trucks by approximately 5.4%. We also operated 10.0% more daily transfer routes between our facilities and increased contracted salvage transfer services by 21.1% due to the increase in parts volume. We increased the amount of product we moved between our recycled OEM facilities in the three month period ended March 31, 2005 over the comparable period of 2004 by approximately 26.0%.  In addition, higher wages, primarily from an increase in the number of employees, and increased fuel costs, truck rentals and repairs, and delivery supplies, partially offset by lower freight costs, accounted for the remaining growth in distribution expenses. We renegotiated our freight rates with substantially all of our common carriers in the fourth quarter of 2004, and we directed our sales force to recoup more of our shipping and handling costs. As a percentage of revenue our distribution expenses decreased from 10.7% to 10.5%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 24.8% to $17.7 million for the three month period ended March 31, 2005, from $14.2 million for the comparable period of 2004. Our acquisitions accounted for $2.4 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to labor and labor-related expenses, including higher incentive compensation, professional fees, and rent expense partially offset by lower advertising and sales promotion expenses. Our selling expenses tend to rise as revenue increases due to the commission of our wholesale recycled parts inside sales force. As a percentage of revenue our selling, general and administrative expenses decreased from 14.2% to 13.2%.

Depreciation and Amortization.  Depreciation and amortization increased 30.6% to $2.0 million for the three month period ended March 31, 2005, from $1.5 million for the comparable period of 2004. Our acquisitions accounted for $0.3 million of the increase in depreciation and amortization. As a percentage of revenue our depreciation and amortization remained constant at 1.5%.

Operating Income.  Operating income increased 46.0% to $14.4 million for the three month period ended March 31, 2005, from $9.9 million for the comparable period of 2004. As a percentage of revenue, operating income increased from 9.9% to 10.8%.

Other (Income) Expense.  Net other expense decreased 9.2% to $392,000 for the three month period ended March 31, 2005 from

$432,000 for the comparable period of 2004. As a percentage of revenue, net other expense decreased from 0.4% to 0.3%. Net interest expense increased 6.7% to $0.6 million for the three month period ended March 31, 2005, from $0.5 million for the comparable period of 2004. Our average borrowings increased approximately $43.3 million in the first quarter of 2005 as compared to the comparable period of 2004 due primarily to acquisitions.  Included in interest expense in 2004 is $0.3 million in debt issuance costs that were written off. These costs were attributable to our previous secured bank credit facility that was terminated in February 2004. See “Liquidity and Capital Resources” below for further discussion of changes in our bank credit facilities.

Provision for Income Taxes.  The provision for income taxes increased 47.6% to $5.6 million for the three month period ended March 31, 2005 from $3.8 million in the comparable period of 2004, due primarily to improved operating results. Our effective tax rate was 40.0% in 2005 and 40.2% in 2004.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At March 31, 2005, we had cash and equivalents amounting to $3.7 million, and we had $56.0 million outstanding under our $100 million unsecured bank credit facility. Our credit facility was utilized to finance our January 2005 acquisition of an automotive aftermarket replacement parts business for approximately $15.8 million. At the time of this acquisition we increased the total capacity of our bank credit facility to $100 million from $75 million. Based on our current plans, we expect to generate positive cash flow from operating activities for 2005 and believe that cash flow from operating activities and availability under our bank credit facility will be adequate to fund our short term liquidity needs. As of May 1, 2005, debt outstanding under our credit facility totaled approximately $64.0 million.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 24,900 and 22,800 wholesale salvage vehicles in the three month periods ended March 31, 2005 and 2004, respectively. In addition, we acquired approximately 10,900 and 3,000 additional salvage vehicles for our self-service retail operations during the three month periods ended March 31, 2005 and 2004, respectively. Furthermore, our purchases of aftermarket replacement parts totaled approximately $10.8 million and $3.0 million in the three month periods ended March 31, 2005 and 2004, respectively.

We intend to continue to evaluate markets for potential growth through the internal development of redistribution centers, processing facilities, and aftermarket warehouses, through further integration of aftermarket and recycled parts facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions.

Net cash provided by operating activities totaled $11.3 million for the three month period ended March 31, 2005, compared to $5.9 million for the comparable period of 2004. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included an increase in receivables, inventory, and prepaid expenses and other assets along with a decrease in accounts payable, offset by increases in income taxes payable, accrued expenses and deferred revenue. Receivables increased due primarily to our increased sales volume and inventory increased to support that increased volume. Prepaid expenses and other assets increased primarily due to an increase in deferred compensation plan assets, while our income tax payables increased due primarily to higher taxable income. Cash from Other operating assets and liabilities decreased primarily due to the timing of vendor payments.

Net cash used in investing activities totaled $18.6 million for the three month period ended March 31, 2005, compared to $46.9 million for the comparable period of 2004. We invested $15.8 million in acquisitions in 2005 compared to $39.6 million in three acquisitions in the comparable period of 2004.  Net property and equipment purchases decreased $3.7 million in 2005, due primarily to exercises of purchase options on leased facilities in 2004. We also exercised a warrant to acquire an equity investment for $0.7 million in 2004.

Net cash provided by financing activities totaled $9.4 million for the three month period ended March 31, 2005, compared to $28.7 million for the comparable period of 2004. Exercises of stock options and warrants provided $0.6 million and $1.8 million, respectively, in the three month periods ended March 31, 2005 and 2004. We borrowed $9.0 million and $30.0 million respectively, under our bank credit facility in the three month periods ended March 31, 2005 and 2004, primarily to fund acquisitions, while we repaid $0.2 million and $2.9 million of long-term debt obligations in those same periods. We also used $0.2 million in 2004 for debt issuance costs related to our unsecured credit facility.

On February 17, 2004, we entered into a new unsecured revolving credit facility that matures in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new revolving credit facility initially had a maximum availability of $75.0 million. In order to make any borrowing under the revolving credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio, which cannot exceed 2.50 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on our payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.375%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

On January 31, 2005, we increased our unsecured credit facility availability with our bank group from $75 million to $100 million. In addition, we amended the credit facility to provide for the option to further increase the facility from $100 million to $125 million, with such funding increase subject to approval from the banks.

We may in the future borrow additional amounts under our revolving credit facility or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire businesses and redistribution facilities, to further the integration of our aftermarket and recycled parts facilities, to expand and improve existing facilities, to purchase property, equipment and inventory, and for working capital.

As of May 1, 2005, we had approximately 1.3 million warrants outstanding at an exercise price of $2.00 per share that expire on February 14, 2006, and approximately 0.1 million warrants outstanding at an exercise price of $13.19 per share that expire on March 31, 2006.

We estimate that our capital expenditures for 2005 will be approximately $19 million, excluding business acquisitions. We expect to use these funds for asset replacements, to expand and improve current facilities, systems development projects and completion of a new facility. We anticipate that net cash provided by operating activities for 2005 will be between $23 million and $26 million.

The following table represents our future commitments under contractual obligations as of March 31, 2005:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions)
Contractual obligations
Long-term debt	$59.1	$0.2	$57.8	$1.0	$0.1
Operating leases	41.3	10.7	17.6	9.5	3.5
Other long-term obligations
Deferred compensation plans	2.5	0.0	0.0	0.0	2.5
Totals	$102.9	$10.9	$75.4	$10.5	$6.1

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

•                                          declines in the values of our assets;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or IBOR.  Our previous secured credit facility required that we enter into an interest rate swap agreement to mitigate our interest rate risk on a portion of the balance outstanding.  We do not however, as a matter of policy, enter into hedging contracts for trading or speculative purposes.  The swap agreement, which expired on August 22, 2004, had a notional amount of $10.0 million under which we paid a fixed rate of interest of 2.65% and received payments based upon variable rates. The swap agreement was not designated as a hedging instrument and, as a result, changes in the fair value of the swap agreement were included in current period earnings.  We recorded a non-cash credit of $30,000 during the three month period ended March 31, 2004, related to the change in fair value of the interest rate swap agreement.

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

Item 4. Controls and Procedures

As of March 31, 2005, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.  Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2005.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President – Finance and Controller
(Principal Accounting Officer)