Form 10-K/A
period 2004-12-31
LKQ CORP
filed 2005-06-28
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.2)
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

Explanatory Note

LKQ Corporation is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 originally filed with the Securities and Exchange Commission on March 8, 2005 (the “Original 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed on March 18, 2005, to include in Item 5 information about the issuance of unregistered securities upon the exercise of outstanding fee warrants, which information was inadvertently omitted from Item 5 of the Original 10-K. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Items 5 and 15(b), as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 2.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq National Market under the symbol “LKQX.” At December 31, 2004, there were 93 record holders of our common stock. We became a public company and began trading on the Nasdaq National Market on October 3, 2003. The following table sets forth, for the periods indicated, the range of the high and low sales prices of the shares of our common stock on the Nasdaq National Market.

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

See “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2005 for information regarding stockholder approval of our equity compensation plans, which information is incorporated by reference to this Item 5.

Upon reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, we issued the following shares of common stock upon exercises of outstanding fee warrants for the consideration indicated:

Issuance Date	Number of Shares	Consideration ($)
October 9, 2003	80,166	160,332
October 10, 2003	78,188	156,376
November 19, 2003	11,783	23,566
December 16, 2003	802	1,604
May 3, 2004	59,317	118,634
May 5, 2004	83,009	166,018
May 21, 2004	44,125	88,250

ITEM 15 (b). Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2005.

LKQ CORPORATION

By:	/s/ Victor M. Casini
Victor M. Casini
Vice President and General Counsel