Form 10-Q
period 2005-06-30
LKQ CORP
filed 2005-08-05
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes     ☒  No     ☐

At August 2, 2005, the registrant had issued and outstanding an aggregate of 21,228,547 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

( In thousands, except share data )

	June 30,	December 31,
	2005	2004
Assets

Current Assets:
Cash and equivalents	$2,315	$1,612
Restricted cash	467	—
Receivables, net	31,633	28,305
Inventory	81,446	74,150
Prepaid expenses and other current assets	3,452	3,375

Total Current Assets	119,313	107,442

Property and Equipment, net	74,323	70,730
Intangibles, net
Goodwill	118,227	100,319
Other intangibles, net	100	45
Deferred Income Taxes	3,501	4,621
Other Assets	6,302	5,118

Total Assets	$321,766	$288,275

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$9,364	$8,424
Income taxes payable	956	1,251
Accrued expenses and other current liabilities	23,708	19,571
Current portion of long-term obligations	276	317

Total Current Liabilities	34,304	29,563

Long-Term Obligations, Excluding Current Portion	56,269	49,945
Other Noncurrent Liabilities	4,016	4,079

Redeemable Common Stock, $0.01 par value, 50,000 shares issued	617	617

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares
authorized, 21,026,802 and 20,565,413 shares issued at
June 30, 2005 and December 31, 2004, respectively.	210	206
Additional paid-in capital	207,863	201,484
Warrants	259	261
Retained earnings	17,168	1,140
Accumulated other comprehensive income	1,060	980

Total Stockholders’ Equity	226,560	204,071

Total Liabilities and Stockholders’ Equity	$321,766	$288,275

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

( In thousands, except per share data )

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$136,023	$104,878	$269,830	$204,951

Cost of goods sold	71,531	55,437	142,702	108,514

Gross margin	64,492	49,441	127,128	96,437

Facility and warehouse expenses	14,502	11,801	28,956	22,529

Distribution expenses	15,398	11,733	29,493	22,427

Selling, general and administrative expenses	18,719	15,040	36,444	29,247

Depreciation and amortization	2,063	1,717	4,029	3,222

Operating income	13,810	9,150	28,206	19,012

Other (income) expense
Interest expense	735	275	1,307	812
Interest income	(40)	(4)	(58)	(22)
Other (income) expense, net	(78)	(59)	(240)	(146)

Total other expense	617	212	1,009	644

Income before provision for income taxes	13,193	8,938	27,197	18,368

Provision for income taxes	5,566	3,595	11,169	7,390

Net income	$7,627	$5,343	$16,028	$10,978

Net income per share:
Basic	$0.37	$0.27	$0.77	$0.55

Diluted	$0.33	$0.24	$0.69	$0.49

Weighted average common shares outstanding:
Basic	20,855	20,051	20,744	19,847

Diluted	23,386	22,464	23,161	22,322

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

( In thousands )

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,028	$10,978
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,029	3,222
Deferred income taxes	831	1,891
Writeoff of debt issuance costs	—	346
(Gain) loss on sale of property and equipment	(214)	38
Other adjustments	42	(97)
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(1,893)	(1,275)
Inventory	(2,004)	(4,977)
Income taxes payable	1,632	181
Other operating assets and liabilities	1,999	(1,678)

Net cash provided by operating activities	20,450	8,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,471)	(16,160)
Proceeds from sale of property and equipment	738	34
Expenditures for intangible assets	(3)	(3)
Purchase of investment securities	—	(650)
Decrease in restricted cash in escrow	132	—
Cash used in acquisitions	(24,037)	(43,443)

Net cash used in investing activities	(29,641)	(60,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and warrant exercises	4,414	2,863
Debt issuance costs	(300)	(249)
Net borrowings of long-term debt	5,780	34,860

Net cash provided by financing activities	9,894	37,474

Net increase (decrease) in cash and equivalents	703	(14,119)

Cash and equivalents, beginning of period	1,612	16,082

Cash and equivalents, end of period	$2,315	$1,963

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$300	$2,379
Stock issued in connection with business acquisitions	—	3,375
Cash paid for income taxes, net of refunds	8,832	5,979
Cash paid for interest	1,357	611

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

( In thousands )

						Accumulated
	Common Stock					Other	Total
	Shares		Additional		Retained	Comprehensive	Stockholders’
	Issued	Amount	Paid-In Capital	Warrants	Earnings	Income	Equity

BALANCE, December 31, 2004	20,565	$206	$201,484	$261	$1,140	$980	$204,071

Net income	—	—	—	—	16,028		16,028

Unrealized gain (loss) on investment in equity securities, net of tax	—	—	—	—	—	88	88

Foreign currency translation	—	—	—	—	—	(8)	(8)

Total comprehensive income	—	—	—	—	—	—	16,108

Equity-related compensation expense	—	—	42	—	—	—	42

Exercise of warrants issued in acquisitions	59	—	—	—	—	—	—

Exercise of stockholder guarantor warrants	6	—	14	(2)	—	—	12

Exercise of stock options, including related tax benefits of $1,926	397	4	6,323	—	—	—	6,327

BALANCE, June 30, 2005	21,027	$210	$207,863	$259	$17,168	$1,060	$226,560

See notes to unaudited condensed consolidated financial statements.

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

Note 2.  Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $1.7 million at June 30, 2005 and December 31, 2004.

Note 3.  Inventory

Inventory consists of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)

Salvage parts	$63,108	$61,390
Aftermarket parts	14,895	8,999
Cores	3,443	3,761

	$81,446	$74,150

Note 4.  Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete.

The changes in the carrying amount of goodwill during the six months ended June 30, 2005 are as follows:

(in thousands)

Balance as of December 31, 2004	$100,319
Business acquisitions	17,908

Balance as of June 30, 2005	$118,227

Note 5.  Income Taxes

Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

Note 6.  Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect that the adoption of this standard will have a material impact on its consolidated results of operations, financial position or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

Note 7.  Capital Structure

On March 31, 1999, in connection with a business acquisition, the Company issued warrants to purchase 100,000 shares of its common stock at $15.00 per share, with exercisability contingent upon the achievement of certain operating results in 2000. These results were achieved and the warrants became exercisable on March 31, 2001. In accordance with the antidilution provisions of the warrant agreement, the total number of warrants issued and the exercise price at December 31, 2004 were 113,751 and $13.19 per share, as adjusted.  In June 2005, the warrants were exercised utilizing a cashless exercise feature as provided in the original agreement.  As a result, the Company issued 58,181 shares of its common stock upon the exercise of the warrants.  The 55,570 shares retained by the Company were retired.

Note 8.  Stock-Based Compensation

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan, including, in 2005, the effect of accelerating the vesting schedules of options granted in 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income, as reported	$7,627	$5,343	$16,028	$10,978
Add: Stock-based compensation expense, net of tax, included in net income as reported	—	—	25	—
Less: Total stock-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(606)	(394)	(4,397)	(1,048)

Pro forma net income	$7,021	$4,949	$11,656	$9,930

Earnings per share:
Basic - as reported	$0.37	$0.27	$0.77	$0.55
Basic - pro forma	$0.34	$0.25	$0.56	$0.50

Diluted - as reported	$0.33	$0.24	$0.69	$0.49
Diluted - pro forma	$0.30	$0.22	$0.50	$0.44

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

	Six Months Ended
	June 30,
	2005	2004

Expected life (in years)	5.8	7.5
Risk-free interest rate	3.94%	3.87%
Volatility	40.0%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$7.61	$9.13

A summary of transactions in the Company’s stock-based compensation plans for the six months ended June 30, 2005 is as follows:

	Options		Weighted
	Available	Number of	Average
	for	Shares	Exercise
	Grant	Outstanding	Price

Balance, December 31, 2004	1,007,330	3,981,985	$11.71

Additional shares reserved	2,000,000	—	—
Granted	(726,000)	726,000	17.26
Exercised	—	(396,790)	11.09
Cancelled	15,700	(15,700)	15.97

Balance, June 30, 2005	2,297,030	4,295,495	$12.69

The following table summarizes information about outstanding and exercisable stock options at June 30, 2005:

				Outstanding		Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of				Contractual	Exercise		Exercise
Exercise Prices			Shares	Life (Yrs)	Price	Shares	Price

$1.00	-	$3.00	319,000	5.4	$2.92	203,900	$2.88
8.00	-	10.00	1,319,045	6.0	8.76	774,755	9.04
12.50	-	15.00	1,308,350	5.3	13.84	1,166,350	13.94
15.83	-	18.87	1,349,100	9.1	17.73	1,132,800	17.75

			4,295,495	6.7	$12.69	3,277,805	$13.41

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

On January 10, 2005, the Compensation Committee amended the vesting schedule of a total of 428,500 options granted to employees in 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options exercisable on January 10, 2005. The Compensation Committee decided to accelerate the vesting schedule of these options primarily as a supplement to compensation due to the expected reduction of cash bonuses to employees for the 2004 calendar year. The bonus formula established by the Company in January 2004 resulted in reduced 2004 bonuses for many LKQ employees as compared to 2003. In addition, the Compensation Committee decided it was in the best interests of stockholders to accelerate these options as the Company will avoid compensation expense in future periods that would otherwise result from the effectiveness of SFAS 123R.

On January 28, 2005, the Company’s Board of Directors granted options to employees to purchase a total of 300,000 shares of LKQ common stock at an exercise price of $16.66 per share. The options were immediately exercisable with respect to all of the shares subject to the options. This vesting schedule is different than the typical vesting schedule for options granted under the Equity Incentive Plan.

On March 3, 2005, the Company’s Board of Directors authorized the submission to the Company’s stockholders of an amendment to the Equity Incentive Plan to increase the shares available for issuance under the plan from 5,000,000 to 7,000,000.  The amendment was approved by the Company’s stockholders on May 9, 2005.

Note 9.  Long-Term Obligations

Long-Term Obligations consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)

Revolving credit facility	$53,000	$47,000
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	3,527	3,242
Secured equipment note, payable in monthly installments through July 2008	18	20
	56,545	50,262
Less current maturities	(276)	(317)

	$56,269	$49,945

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that originally matured in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. As a result, the Company recorded a loss of $346,000 in 2004 from the write-off of debt issuance costs related to the previous secured facility. The new revolving credit facility initially had a maximum availability of $75.0 million, which was amended to $100.0 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135.0 million, extend the maturity date to June 1, 2010 and modify certain other terms. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends, restrictions on the payment of other dividends and on purchases, redemptions and acquisitions of the Company’s stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios.  The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.625%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout the first six months of 2005 and all of 2004. The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at June 30, 2005 and December 31, 2004 was 4.26% and 3.16%, respectively. Borrowings against the credit facility totaled $53.0 million and $47.0 million at June 30, 2005 and December 31, 2004, respectively, and are classified as long-term obligations.

On April 1, 2005, as part of the consideration for a business acquisition, the Company issued a promissory note in the amount of $140,000.  The annual interest rate on the note is 3.5% and the note, along with accrued interest, is payable at maturity on April 1, 2007.

On April 26, 2005, as part of the consideration for a business acquisition, the Company issued three promissory notes totaling $160,000.  The annual interest rate on the notes is 3.0% and the notes, along with accrued interest, are payable at maturity on April 26, 2007.

The Company assumed certain liabilities in connection with a business acquisition during the second quarter of 2005, including a promissory note with a remaining principle balance of approximately $203,000.  The annual interest rate on the note is 5.0%. Monthly payments of interest and principal totaling $5,094 are required through October 2008.

Note 10. Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at June 30, 2005 are as follows:

(in thousands)

Six months ended December 31, 2005	$5,694
Years ended December 31:
2006	9,917
2007	9,047
2008	8,020
2009	4,137
2010	1,164
Thereafter	2,796

$40,775

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

Note 11. Earnings Per Share

The following chart sets forth the computation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income	$7,627	$5,343	$16,028	$10,978

Denominator for basic earnings per share- Weighted-average shares outstanding	20,855	20,051	20,744	19,847
Effect of dilutive securities:
Stock options	1,277	913	1,163	924
Warrants	1,254	1,500	1,254	1,551
Denominator for diluted earnings per share- Adjusted weighted-average shares outstanding	23,386	22,464	23,161	22,322

Earnings per share, basic	$0.37	$0.27	$0.77	$0.55

Earnings per share, diluted	$0.33	$0.24	$0.69	$0.49

The following chart sets forth the number of employee stock options and warrants outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Antidilutive securities:
Stock options	—	200	—	200
Warrants	—	100	—	100

Note 12.  Business Combinations

During the six month period ended June 30, 2004, the Company acquired a 100% equity interest in each of five businesses (four in the recycled OEM automotive parts business and, on February 20, 2004, Global Trade Alliance, Inc., one of the largest suppliers of aftermarket collision automotive replacement parts in the Midwest) for an aggregate of $45.9 million in cash, of which $2.4 million was paid subsequent to June 30, 2004, and 186,698 shares of the Company’s common stock.  The acquisitions enable the Company to serve new market areas, become a significant provider of aftermarket automotive collision parts and become a provider of self-service retail automotive parts.

On January 31, 2005, the Company acquired Bodymaster Auto Parts, Inc. and an affiliated company (“Bodymaster”) that operate in the aftermarket collision automotive replacement parts business for an aggregate of $16.0 million in cash.  The acquisition enables the Company to serve new market areas. In connection with the acquisition of Bodymaster, the Company held $0.6 million in restricted cash. In accordance with the terms of the purchase agreement, the restrictions will be removed by January 31, 2006 or the Company will be reimbursed from funds currently held in escrow. During the quarter ended March 31, 2005, the amount of cash restricted was reduced by $0.1 million.

In April 2005, the Company acquired 100% equity interests in two companies, one in the recycled OEM automotive parts business in South Carolina and one in the self-service retail automotive parts business in Tennessee, for an aggregate of approximately $8.0 million in cash and $0.3 million in notes issued.  The acquisitions enable the Company to serve new market areas.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the acquisitions completed during the six months ended June 30, 2005 and 2004. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

	2005	2004
	(in thousands)

Restricted cash	$599	$—
Receivables, net	1,435	2,257
Inventory	5,292	9,109
Prepaid expenses	64	293
Property and equipment	1,667	6,658
Goodwill	17,908	38,004
Other intangibles	60	—
Deferred tax assets	—	758
Other assets	40	69
Current liabilities assumed	(2,525)	(7,406)
Long-term obligations assumed	(203)	(495)
Notes issued	(300)	(2,379)
Purchase price payable	—	(50)
Common stock issued	—	(3,375)

Cash used in acquisitions, net of cash acquired	$24,037	$43,443

The Company recorded goodwill of $17.9 million during the six month period ended June 30, 2005, all of which is expected to be deductible for income tax purposes.  Of the $38.0 million of goodwill recorded during the six month period ended June 30, 2004, $5.7 million is expected to be deductible for income tax purposes.

The following pro forma summary presents the effect of the businesses acquired during 2005 and 2004 as though the businesses had been acquired as of January 1, 2004 and is based upon unaudited financial information of the acquired entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Revenue as reported	$136,023	$104,878	$269,830	$204,951
Revenue of purchased businesses for the period prior to acquisition	67	15,742	5,032	41,325
Pro forma revenue	$136,090	$120,620	$274,862	$246,276

Net income as reported	$7,627	$5,343	$16,028	$10,978
Net income of purchased businesses for the period prior to acquisition	(37)	545	113	1,846
Pro forma net income	$7,590	$5,885	$16,141	$12,824

Earnings per share-basic
As reported	$0.37	$0.27	$0.77	$0.55
Effect of purchased businesses for the period prior to acquisition	(0.01)	0.02	0.01	0.09
Pro forma earnings per share-basic	$0.36	$0.29	$0.78	$0.64

Earnings per share-diluted
As reported	$0.33	$0.24	$0.69	$0.49
Effect of purchased businesses for the period prior to acquisition	(0.01)	0.02	0.01	0.08
Pro forma earnings per share-diluted	$0.32	$0.26	$0.70	$0.57

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

Sources of Revenue

Our revenue from the sale of automotive replacement products and related services has typically ranged between 90% and 93% of our total revenue. We sell the majority of our automotive replacement products to collision repair shops and mechanical repair shops. Our automotive replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, headlights and taillights. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement part prices and the age of the vehicle being repaired. The pricing for aftermarket collision automotive replacement parts is determined based on a number of factors, including availability, quality, demand, new OEM replacement part prices and competitor pricing.

Approximately 7% to 10% of our revenue is obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales and sales of damaged vehicles that we sell to vehicle repairers.

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

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during the first six months of 2005 was as follows:

Balance as of December 31, 2004	$280,000
Warranty expense	1,313,090
Warranty claims	(1,264,090)
Balance as of June 30, 2005	$329,000

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and our historical experience. Our allowance for doubtful accounts at June 30, 2005 was approximately $1.7 million, which represents 5.1% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which could have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2004 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.1 million. Our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits and monitoring policies. We also have certain customers that pay for products at the time of delivery.

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

We utilize outside professionals in the valuation industry to validate the assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of June 30, 2005, we had $118.2 million in goodwill that will be subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2004. A 10% decrease in the fair value estimates used in the fourth quarter of 2004 impairment test would not have changed this determination.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the open policy years, we would have an additional expense of approximately $6.8 million.

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

We record a provision for taxes based upon our expected annual effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.7 million and $0.3 million as of June 30, 2005 and 2004, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) must be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect SFAS 151 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial position, results of operations or cash flows, except to the extent that the statement requires retrospective application of a future item.

Acquisitions

In the first quarter of 2005, we completed an acquisition in the aftermarket automotive replacement parts business with two locations, near Philadelphia and Washington, D.C., for approximately $16.0 million in cash. This acquisition enables us to expand our presence in these areas of the country.

In April 2005, we completed two acquisitions in the recycled OEM automotive parts business for an aggregate of approximately $8.0 million in cash and $0.3 million in notes issued. These acquisitions enable us to serve new markets.

Segment Reporting

Over 99% of our operations are conducted in the United States. During 2004, we acquired a recycled OEM automotive parts business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the United States are not material. We manage our operations geographically. Our automotive replacement parts operations are organized into seven operating segments, six for automotive replacement products and one for aftermarket automotive replacement products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. Our automotive replacement parts operations account for over 90% of our revenue, earnings and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Data:	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.6%	52.9%	52.9%	52.9%
Gross margin	47.4%	47.1%	47.1%	47.1%
Facility and warehouse expenses	10.7%	11.3%	10.7%	11.0%
Distribution expenses	11.3%	11.2%	10.9%	10.9%
Selling, general and administrative expenses	13.8%	14.3%	13.5%	14.3%
Depreciation and amortization	1.5%	1.6%	1.5%	1.6%
Operating income	10.2%	8.7%	10.5%	9.3%
Other (income) expense, net	0.5%	0.2%	0.4%	0.3%
Income before provision for income taxes	9.7%	8.5%	10.1%	9.0%
Net income	5.6%	5.1%	5.9%	5.4%

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenue.  Our revenue increased 29.7% to $136.0 million for the three month period ended June 30, 2005, from $104.9 million for the comparable period of 2004. The revenue growth attributable to business acquisitions accounted for approximately $15.8 million of total revenue in the three month period ended June 30, 2005.  The remaining increase in revenue is primarily due to the higher volume of products sold. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Our ability to combine recycled OEM and aftermarket parts offerings to our customers is further contributing to increased sales volumes. We also completed two business acquisitions in the second quarter of 2005.

Cost of Goods Sold.  Our cost of goods sold increased 29.0% to $71.5 million for the three month period ended June 30, 2005, from $55.4 million for the comparable period of 2004. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold decreased from 52.9% to 52.6%. Our cost of goods sold percentage decrease was due primarily to improved pricing of wholesale salvage vehicles.

Gross Margin.  Our gross margin increased 30.4% to $64.5 million for the three month period ended June 30, 2005, from $49.4 million for the comparable period of 2004. Our gross margin increased primarily due to increased volume.  As a percentage of revenue, gross margin increased from 47.1% to 47.4%. Our gross margin as a percentage of revenue increased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 22.9% to $14.5 million for the three month period ended June 30, 2005, from $11.8 million for the comparable period of 2004. Our acquisitions accounted for $1.9 million in higher facility and warehouse expenses. We had higher wages and benefit costs along with incentive compensation for field personnel totaling $0.8 million, coupled with higher repairs and maintenance, supplies and other expenses of $0.2 million. Facility and warehouse expenses were reduced by $0.2 million in 2005 due to a gain on the sale of property and equipment. As a percentage of revenue, facility and warehouse expenses decreased from 11.3% to 10.7%.

Distribution Expenses.  Distribution expenses increased 31.2% to $15.4 million for the three month period ended June 30, 2005, from $11.7 million for the comparable period of 2004. Our acquisitions accounted for $1.4 million of the increase in distribution expenses. As a percentage of revenue, distribution expenses increased from 11.2% to 11.3%. We operated 6.6% more local delivery routes and 7.3% more daily transfer routes between our facilities and increased contracted salvage transfer services by 34.4% due to the increase in parts volume. We increased the amount of product we moved between our recycled OEM facilities in the three month period ended June 30, 2005 over the comparable period of 2004 by approximately 21.0%. In addition, higher wages, primarily from an increase in the number of employees, and increased fuel costs, insurance, truck rentals and repairs, and delivery supplies accounted for the remaining growth in distribution expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 24.5% to $18.7 million for the three month period ended June 30, 2005, from $15.0 million for the comparable period of 2004. Our acquisitions accounted for $1.8 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to labor and labor-related expenses, including $0.3 million of higher incentive compensation, and advertising and sales promotion expenses. We also had higher insurance and legal claims experience in 2005 as a result of certain benefits totaling $0.3 million realized in the prior year. Our selling expenses tend to rise as revenue increases due to the sales commissions of our wholesale recycled parts inside sales force. As a percentage of revenue, our selling, general and administrative expenses decreased from 14.3% to 13.8%.

Depreciation and Amortization.  Depreciation and amortization increased 20.2% to $2.1 million for the three month period ended June 30, 2005, from $1.7 million for the comparable period of 2004. Our acquisitions accounted for $0.2 million of the increase in depreciation and amortization. As a percentage of revenue our depreciation and amortization decreased from 1.6% to 1.5%.

Operating Income.  Operating income increased 50.9% to $13.8 million for the three month period ended June 30, 2005, from $9.2 million for the comparable period of 2004. As a percentage of revenue, operating income increased from 8.7% to 10.2%.

Other (Income) Expense.  Net other expense increased 191.0% to $0.6 million for the three month period ended June 30, 2005 from $0.2 million for the comparable period of 2004. As a percentage of revenue, net other expense increased from 0.2% to 0.5%. Net interest expense increased 156.5% to $0.7 million for the three month period ended June 30, 2005, from $0.3 million for the comparable period of 2004. Our average bank borrowings increased approximately $27.0 million in the second quarter of 2005 as compared to the comparable period of 2004, due primarily to acquisitions. In addition, our average effective interest rate on our bank debt also increased in 2005.

Provision for Income Taxes.  The provision for income taxes increased 54.8% to $5.6 million for the three month period ended June 30, 2005 from $3.6 million in the comparable period of 2004, due primarily to improved operating results. Our effective tax rate was 42.2% in 2005 and 40.2% in 2004. The increase in the effective tax rate was due primarily to two reasons. First, the provision included state tax adjustments recorded in the second quarter of 2005; and second, changes in the distribution of our taxable income among different states from previous estimates for state income tax purposes. Our effective tax rate for the remaining half of 2005 is expected to be 40.6%.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenue.  Our revenue increased 31.7% to $269.8 million for the six month period ended June 30, 2005, from $205.0 million for the comparable period of 2004. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 13% in the six month period ended June 30, 2005 over the comparable period of 2004. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Our ability to combine recycled OEM and aftermarket parts offerings to our customers is further contributing to increased sales volumes.  We also completed three business acquisitions in 2005. The revenue growth attributable to business acquisitions accounted for approximately $38.4 million of total revenue in the six month period ended June 30, 2005.

Cost of Goods Sold.  Our cost of goods sold increased 31.5% to $142.7 million for the six month period ended June 30, 2005, from $108.5 million for the comparable period of 2004. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold was 52.9% for 2005 and 2004.

Gross Margin.  Our gross margin increased 31.8% to $127.1 million for the six month period ended June 30, 2005, from $96.4 million for the comparable period of 2004. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin was 47.1% for 2005 and 2004.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 28.5% to $29.0 million for the six month period ended June 30, 2005 from $22.5 million for the comparable period of 2004. Our 2005 acquisitions accounted for $4.6 million of the increase in facility and warehouse expenses. Our remaining facility and warehouse expenses increased primarily due to $1.4 million of higher wages and benefits resulting from increased headcount and incentive compensation for field personnel, coupled with $0.4 million of higher repairs and maintenance, supplies expense and real estate taxes.  This was partially offset by $0.2 million lower rent expense due to our exercise of purchase options on certain production facilities in 2004 and a gain of $0.2 million on the sale of property and equipment. As a percentage of revenue, facility and warehouse expenses decreased from 11.0% to 10.7%.

Distribution Expenses.  Distribution expenses increased 31.5% to $29.5 million for the six month period ended June 30, 2005 from $22.4 million for the comparable period of 2004. As a percentage of revenue, distribution expenses remained constant at 10.9%. Our 2005 acquisitions accounted for $3.6 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local delivery trucks by approximately 6.8%. We operated 8.5% more daily transfer routes between our facilities and increased contracted salvage transfer services by 28.0% due to the increase in parts volume. Our fuel costs increased by 35.4% due primarily to price increases. In addition, higher wages from an increase in the number of employees, and increased truck rentals and repairs accounted for the remaining growth in distribution expenses, partially offset by an improvement in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 24.6% to $36.4 million for the six month period ended June 30, 2005, from $29.2 million for the comparable period of 2004. Our acquisitions accounted for $4.2 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to labor and labor-related expenses, including $0.4 million of higher incentive compensation and $0.3 million related to insurance and legal claims experience. Our selling expenses tend to rise as revenue increases due to the sales commissions of our wholesale recycled parts inside sales force. As a percentage of revenue, our selling, general and administrative expenses decreased from 14.3% to 13.5%.

Depreciation and Amortization.  Depreciation and amortization increased 25.0% to $4.0 million for the six month period ended June 30, 2005 from $3.2 million for the comparable period of 2004. Our 2005 acquisitions accounted for $0.5 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense in 2005 compared to 2004. As a percentage of revenue, depreciation and amortization decreased from 1.6% to 1.5%.

Other (Income) Expense.  Net other expense increased 56.7% to $1.0 million for the six month period ended June 30, 2005 from $0.6 million for the comparable period of 2004.  As a percentage of revenue, net other expense increased from 0.3% to 0.4%. Net interest expense increased 57.9% to $1.2 million for the six month period ended June 30, 2005, from $0.8 million for the comparable period of 2004.  Our average bank borrowings increased approximately $35.1 million during the six month period ended June 30, 2005 as compared to the comparable period of 2004, due primarily to acquisitions. In addition, our average effective interest rate on our bank debt also increased in 2005.

Provision for Income Taxes.  The provision for income taxes increased 51.1% to $11.2 million for the six month period ended June 30, 2005 from $7.4 million in the comparable period of 2004, due primarily to improved operating results. Our effective tax rate was 41.1% in 2005 and 40.2% in 2004. The increase in the effective tax rate was due primarily to two reasons. First, the provision included state tax adjustments recorded in the second quarter of 2005; and second, changes in the distribution of our taxable income among different states from previous estimates for state income tax purposes. Our effective tax rate for the remaining half of 2005 is expected to be 40.6%.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At June 30, 2005, we had cash and equivalents amounting to $2.3 million, and we had $53.0 million outstanding under our $135 million unsecured bank credit facility. Our credit facility was utilized to finance our January 2005 acquisition of an automotive aftermarket replacement parts business for approximately $16.0 million. At the time of this acquisition we increased the total capacity of our bank credit facility to $100 million from $75 million. On June 1, 2005 we further amended our bank credit facility, increasing the total capacity to $135 million, extending the term to June 1, 2010 and modifying certain other provisions. Based on our current plans, we expect to generate positive cash flow from operating activities for 2005 and believe that cash flow from operating activities and availability under our bank credit facility will be adequate to fund our short term liquidity needs. As of August 1, 2005, debt outstanding under our credit facility totaled $49.0 million.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 24,000 and 48,900 wholesale salvage vehicles in the three month and six month periods ended June 30, 2005, respectively, and 20,600 and 43,400 in the comparable periods of 2004, respectively. In addition, we acquired approximately 14,200 and 25,100 salvage vehicles for our self-service retail operations during the three month and six month periods ended June 30, 2005, respectively,  and 7,400 and 10,400 in the comparable periods of 2004, respectively. Furthermore, our purchases of aftermarket replacement parts totaled approximately $10.5 million and $21.2 million in the three month and six month periods ended June 30, 2005, respectively, and $6.2 million and $9.1 million in the comparable periods of 2004, respectively.

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

Net cash provided by operating activities totaled $20.4 million for the six month period ended June 30, 2005, compared to $8.6 million for the comparable period of 2004. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included an increase in receivables, inventory, prepaid expenses and other assets and a decrease in accounts payable, partially offset by increases in accrued liabilities and income taxes payable, before giving effect to tax benefits from employee stock option exercises. Income taxes payable were reduced by $1.9 million in tax benefits resulting from such employee stock option exercises. Receivables increased due primarily to our increased sales volume and inventory increased primarily to support that volume and to expand our aftermarket product offerings at many of our locations. Prepaid expenses and other assets increased primarily due to an increase in deferred compensation plan assets and debt issuance costs related to our bank credit facility amendment, partially offset by lower prepaid insurance due to amortization of directors’ and officers’ liability insurance. Accounts payable decreased due to the timing of vendor payments. Accrued liabilities increased primarily due to the timing of end of period wage payments, higher incentive compensation accruals and higher self-insurance reserves for workers’ compensation and auto liability claims.

Net cash used in investing activities totaled $29.6 million for the six month period ended June 30, 2005, compared to $60.2 million for the comparable period of 2004. We invested $24.0 million in acquisitions in 2005 compared to $43.4 million in the comparable period of 2004.  Property and equipment purchases decreased $9.7 million in 2005, due primarily to timing of capital expenditures in 2005 and exercises of purchase options on leased facilities in 2004. We expect to spend approximately $24.0 million in capital expenditures during calendar 2005. We also exercised a warrant to acquire an equity investment for $0.7 million in 2004.

Net cash provided by financing activities totaled $9.9 million for the six month period ended June 30, 2005, compared to $37.5 million for the comparable period of 2004. Exercises of stock options and warrants provided $4.4 million and $2.9 million, respectively, in the six month periods ended June 30, 2005 and 2004. We borrowed $6.0 million and $39.0 million, respectively, under our bank credit facility in the six month periods ended June 30, 2005 and 2004. Our borrowings were primarily to fund acquisitions, while we repaid $0.2 million and $4.1 million of long-term debt obligations in those same periods. We also used $0.3 million and $0.2 million, respectively, in the six month periods ended June 30, 2005 and 2004, for debt issuance costs related to our unsecured credit facility.

On February 17, 2004, we entered into a new unsecured revolving credit facility that originally matured in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new revolving credit facility initially had a maximum availability of $75.0 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, extend the maturity date to June 1, 2010 and to modify certain other terms.  In order to make any borrowing under the revolving credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio, which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on our payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers and consolidations, and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.625%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

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

As of August 1, 2005, we had approximately 1.3 million warrants outstanding at an exercise price of $2.00 per share that will expire if unexercised on February 14, 2006.

We estimate that our capital expenditures for 2005 will be approximately $24.0 million, excluding business acquisitions. We expect to use these funds for asset replacements, to expand and improve current facilities, systems development projects and completion of a new facility. We anticipate that net cash provided by operating activities for 2005 will be in excess of $25.0 million.

The following table represents our future commitments under contractual obligations as of June 30, 2005:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions)
Contractual obligations
Long-term debt	$69.3	$0.5	$2.7	$66.1	$0.0
Operating leases	40.8	10.7	18.0	8.7	3.4
Other long-term obligations
Deferred compensation plans	2.6	0.0	0.0	0.0	2.6
Totals	$112.7	$11.2	$20.7	$74.8	$6.0

Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate revolving bank credit facility as of June 30, 2005.  The $53.0 million outstanding at June 30, 2005 was assumed to remain unpaid until the facility matures on June 1, 2010, and interest was computed at the average effective rate of 4.26% at June 30, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or IBOR.  Our previous secured credit facility required that we enter into an interest rate swap agreement to mitigate our interest rate risk on a portion of the balance outstanding.  We do not however, as a matter of policy, enter into hedging contracts for trading or speculative purposes.  The swap agreement, which expired on August 22, 2004, had a notional amount of $10.0 million under which we paid a fixed rate of interest of 2.65% and received payments based upon variable rates. The swap agreement was not designated as a hedging instrument and, as a result, changes in the fair value of the swap agreement were included in current period earnings.  We recorded a non-cash credit of $70,000 during the six month period ended June 30, 2004, related to the change in fair value of the interest rate swap agreement.

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

Item 4. Controls and Procedures

As of June 30, 2005, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity in Securities and Use of Proceeds

(a)           Upon reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, we issued: (i) 6,418 shares of common stock on April 20, 2005 upon the exercise of a warrant for an aggregate consideration of $12,836; and (ii) 58,181 shares of common stock on June 10, 2005 upon the exercise of a warrant for an aggregate consideration of 55,570 shares of common stock retained by us pursuant to the cashless exercise of the warrant.

Item 4.  Submission of Matters to a Vote of Security Holders

Our stockholders voted on three items at the Annual Meeting of the Stockholders held on May 9, 2005:

1.    The election of seven directors to terms ending in 2006.  The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld
A. Clinton Allen	19,816,119	362,939
Robert M. Devlin	19,879,982	299,076
Donald F. Flynn	20,173,927	5,131
Joseph M. Holsten	20,173,927	5,131
Paul M. Meister	20,173,927	5,131
John F. O’Brien	19,913,469	265,589
William M. Webster, IV	20,172,927	6,131

2. The approval of an amendment to our 1998 Equity Incentive Plan to increase the number of shares of our common stock available for issuance under the plan from 5,000,000 to 7,000,000.  The amendment was approved by the following votes:

Votes For:	10,190,230
Votes Against:	5,470,803
Abstentions:	768,465
Non-Votes:	3,749,560

3.    The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2005.  The appointment of Deloitte & Touche LLP was ratified pursuant to the following votes:

Votes For:	20,164,079
Votes Against:	14,079
Abstentions:	700

Item 6.  Exhibits

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2005.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President – Finance and Controller
(Principal Accounting Officer)