Form 10-Q
period 2005-09-30
LKQ CORP
filed 2005-11-09
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from               to

Commission File Number 000-50404

LKQ CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-4215970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

120 NORTH LASALLE STREET, SUITE 3300, CHICAGO, IL	60602
(Address of principal executive offices)	(Zip Code)

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

Yes     ☒  No     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐  No     ☒

At November 3, 2005, the registrant had issued and outstanding an aggregate of 25,193,480 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

( In thousands, except share data )

	September 30,	December 31,
	2005	2004
Assets

Current Assets:
Cash and equivalents	$3,838	$1,612
Restricted cash	467	—
Receivables, net	30,818	28,305
Inventory	84,610	74,150
Prepaid expenses and other current assets	3,441	3,375

Total Current Assets	123,174	107,442

Property and Equipment, net	77,696	70,730
Intangibles
Goodwill	126,049	100,319
Other intangibles, net	94	45
Deferred Income Taxes	3,256	4,621
Other Assets	6,466	5,118

Total Assets	$336,735	$288,275

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$10,885	$8,374
Escrow liability	2,613	50
Accrued expenses
Accrued payroll-related liabilities	7,930	6,731
Accrued procurement liability	2,678	1,989
Other accrued expenses	10,577	8,249
Income taxes payable	315	1,251
Deferred revenue	3,495	2,602
Current portion of long-term obligations	409	317

Total Current Liabilities	38,902	29,563

Long-Term Obligations, Excluding Current Portion	55,198	49,945
Other Noncurrent Liabilities	4,134	4,079

Redeemable Common Stock, $0.01 par value, 50,000 shares issued	617	617

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 21,361,073 and 20,565,413 shares issued at September 30, 2005 and December 31, 2004, respectively	214	206
Additional paid-in capital	212,568	201,484
Warrants	239	261
Retained earnings	23,771	1,140
Accumulated other comprehensive income	1,092	980

Total Stockholders’ Equity	237,884	204,071

Total Liabilities and Stockholders’ Equity	$336,735	$288,275

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

( In thousands, except per share data )

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$133,640	$106,045	$403,470	$310,996

Cost of goods sold	70,696	57,362	213,398	165,876

Gross margin	62,944	48,683	190,072	145,120

Facility and warehouse expenses	15,240	12,055	44,196	34,584

Distribution expenses	15,724	12,525	45,217	34,952

Selling, general and administrative expenses	18,455	14,333	54,899	43,580

Depreciation and amortization	2,060	1,795	6,089	5,017

Operating income	11,465	7,975	39,671	26,987

Other (income) expense:
Interest expense	734	318	2,041	1,130
Interest income	(30)	(7)	(88)	(28)
Other (income) expense, net	(361)	117	(601)	(30)

Total other expense	343	428	1,352	1,072

Income before provision for income taxes	11,122	7,547	38,319	25,915

Provision for income taxes	4,519	2,985	15,688	10,375

Net income	$6,603	$4,562	$22,631	$15,540

Net income per share:
Basic	$0.31	$0.23	$1.08	$0.78

Diluted	$0.28	$0.20	$0.96	$0.69

Weighted average common shares outstanding:
Basic	21,245	20,203	20,913	19,966

Diluted	23,839	22,492	23,480	22,381

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

( In thousands )

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,631	$15,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,089	5,017
Deferred income taxes	1,198	2,614
Writeoff of debt issuance costs	—	346
(Gain) loss on sale of property and equipment	(161)	115
Gain on sale of investment securities	(335)	—
Other adjustments	42	(106)
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	66	(1,630)
Inventory	(461)	(1,544)
Other operating assets and liabilities	6,182	(167)

Net cash provided by operating activities	35,251	20,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,111)	(21,360)
Proceeds from sale of property and equipment	877	77
Expenditures for intangible assets	(3)	(4)
Purchase of investment securities	—	(650)
Proceeds from conversion of escrow	2,561	—
Decrease in restricted cash in escrow	132	—
Cash used in acquisitions	(37,278)	(43,514)

Net cash used in investing activities	(44,822)	(65,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and warrant exercises	7,387	3,705
Debt issuance costs	(302)	(249)
Net borrowings of long-term debt	4,712	28,811

Net cash provided by financing activities	11,797	32,267

Net increase (decrease) in cash and equivalents	2,226	(12,999)

Cash and equivalents, beginning of period	1,612	16,082

Cash and equivalents, end of period	$3,838	$3,083

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$430	$2,379
Notes assumed in connection with business acquisitions	203	1,175
Stock issued in connection with business acquisitions	—	3,375
Cash paid for income taxes, net of refunds	11,904	7,337
Cash paid for interest	2,067	912

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

( In thousands )

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In		Retained	Comprehensive	Stockholders’
	Shares Issued	Amount	Capital	Warrants	Earnings	Income	Equity
BALANCE, December 31, 2004	20,565	$206	$201,484	$261	$1,140	$980	$204,071

Net income	—	—	—	—	22,631	22,631

Unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	133	133

Foreign currency translation	—	—	—	—	—	(21)	(21)

Total comprehensive income	—	—	—	—	—	—	22,743

Equity-related compensation expense	—	—	42	—	—	—	42

Exercise of warrants issued in acquisitions	59	—	—	—	—	—	—

Exercise of stockholder guarantor warrants	104	2	229	(22)	—	—	209

Exercise of stock options, including related tax benefits of $3,641	633	6	10,813	—	—	—	10,819

BALANCE, September 30, 2005	21,361	$214	$212,568	$239	$23,771	$1,092	$237,884

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

Note 2.  Significant Accounting Policies

Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $1.8 million and $1.7 million at September 30, 2005 and December 31, 2004, respectively.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
Salvage products	$60,687	$61,390
Aftermarket products	20,235	8,999
Core inventory	3,688	3,761

	$84,610	$74,150

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and covenants not to compete. The changes in the carrying amount of goodwill during the nine months ended September 30, 2005 are as follows (in thousands):

Balance as of December 31, 2004	$100,319
Business acquisitions	25,730

Balance as of September 30, 2005	$126,049

Investments

The Company holds restricted common shares in Keystone Automotive Industries, Inc., which are classified as an available-for-sale investment security under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Accordingly, the investment is included in Other Assets at its fair value with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes. The fair value of the investment is estimated based upon the quoted market price for the securities.  During September 2005, the Company sold a portion of its investment and has included the realized gain of $0.3 million in Other (income) expense.  The proceeds from the sale, which totaled $0.4 million, were received by the Company on October 4, 2005 and are included in Receivables on the accompanying balance sheet at September 30, 2005.

Escrow Liability

In February 2004, in connection with a business acquisition, the Company issued 84,345 shares of its common stock, which were to be held in escrow for a period of two years pending resolution of certain seller representation and warranty provisions specified in the purchase agreement.  The terms of the agreement granted the shareholders the option to sell any or all of these shares during the escrow period, provided that all proceeds from such sale were delivered to the Company. In September 2005, the shareholders sold all such shares held in escrow and delivered $2.6 million to the Company. The escrow funds, which are included in Escrow liability on the accompanying balance sheet, will bear interest at an annual rate of 3%.

Income Taxes

Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect that the adoption of this standard will have a material impact on its consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”(“SFAS 123R”), a revision of SFAS 123. SFAS 123R requires the adoption of a fair-value method of accounting for stock-based employee compensation. SFAS 123R was to be effective as of the beginning of the first interim fiscal period that begins after June 15, 2005.  In applying the fair value concepts of SFAS 123R, the Company will be required to choose among alternative valuation models and other assumptions. On April 14, 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006. As a result, the Company’s 2005 results of operations will not be impacted by the implementation of SFAS 123R. The Company is currently assessing the impact that SFAS 123R may have on its future results of operations. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial position or cash flows.

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

Note 3.  Capital Structure

On March 31, 1999, in connection with a business acquisition, the Company issued warrants to purchase 100,000 shares of its common stock at $15.00 per share, with exercisability contingent upon the achievement of certain operating results in 2000. These results were achieved and the warrants became exercisable on March 31, 2001. These warrants were to expire five years after they became exercisable. In accordance with the antidilution provisions of the warrant agreement, the total number of warrants issued and the exercise price at December 31, 2003 were adjusted to 113,751 and $13.19 per share.  In June 2005, the warrants were exercised utilizing a cashless exercise feature as provided in the original agreement.  As a result, the Company issued 58,181 shares of its common stock upon the exercise of the warrants.  The 55,570 shares retained by the Company were retired.

On February 14, 2001, the Company issued warrants to purchase 1,961,112 shares of its common stock at an exercise price of $2.00 per share to certain stockholder guarantors in exchange for their guaranty of $10 million of the debt outstanding against the Company’s credit agreement. The fee warrants became exercisable upon issuance and will expire on February 14, 2006.  The stockholder guaranties were cancelled in June 2002 when the Company entered into a new credit facility. Warrants to purchase 104,474 shares of the Company’s stock were exercised during the nine months ended September 30, 2005.  As of September 30, 2005, there were 1,170,055 fee warrants outstanding.  Subsequent to September 30, 2005, fee warrants to purchase 256,657 shares of the Company’s stock were exercised.

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

Under the CEO Plan, the difference between the fair market value of the underlying common stock at the time the options were granted in 1998 and the exercise price was recorded as deferred compensation expense and was being charged to operations over the vesting period of the options, which ended in November 2003.  No stock-based compensation cost is reflected in net income for the Equity Incentive Plan or the Director Plan at the date of issuance of the options, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$6,603	$4,562	$22,631	$15,540
Add: Stock-based compensation expense, net of tax, included in net income as reported	—	—	25	—
Less: Total stock-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(172)	(372)	(4,569)	(1,420)

Pro forma net income	$6,431	$4,190	$18,087	$14,120

Earnings per share:
Basic—as reported	$0.31	$0.23	$1.08	$0.78
Basic—pro forma	$0.30	$0.21	$0.86	$0.71

Diluted—as reported	$0.28	$0.20	$0.96	$0.69
Diluted—pro forma	$0.27	$0.19	$0.77	$0.63

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

	Nine Months Ended September 30,
	2005	2004
Expected life (in years)	5.8	7.5
Risk-free interest rate	3.93%	3.87%
Volatility	40.0%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$7.61	$9.13

A summary of transactions in the Company’s stock-based compensation plans for the nine months ended September 30, 2005 is as follows:

	Options Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance, December 31, 2004	1,007,330	3,981,985	$11.71

Additional shares reserved	2,000,000	—	—
Granted	(727,500)	727,500	17.29
Exercised	—	(633,005)	11.34
Cancelled	32,080	(32,080)	13.25

Balance, September 30, 2005	2,311,910	4,044,400	$12.76

The following table summarizes information about outstanding and exercisable stock options at September 30, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 1.00 - $ 3.00	281,500	5.3	$2.96	224,950	$2.96
8.00 - 10.00	1,258,400	5.8	8.76	830,143	8.96
12.50 - 15.00	1,196,900	5.2	13.83	1,055,700	13.93
15.83 - 18.87	1,306,100	8.9	17.73	1,094,700	17.75
30.25	1,500	9.9	30.25	—	—

	4,044,400	6.6	$12.76	3,205,493	$13.18

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

On March 3, 2005, the Company’s Board of Directors authorized the submission to the Company’s stockholders of an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the plan from 5,000,000 to 7,000,000.  The Company’s stockholders approved the amendment on May 9, 2005.

On October 3, 2005, the Company granted a total of 60,000 options at an exercise price of $30.37 per share to its non-employee directors in accordance with the terms of the Director Plan. Using a Black-Scholes option pricing model the fair value of the options was $12.84 per share.

Note 5.  Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Revolving credit facility	$52,000	$47,000
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	3,591	3,242
Secured equipment note, payable in monthly installments through July 2008	16	20
	55,607	50,262
Less current maturities	(409)	(317)

	$55,198	$49,945

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that originally matured in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. As a result, the Company recorded a loss of $346,000 in 2004 from the write-off of debt issuance costs related to the previous secured facility. The new revolving credit facility initially had a maximum availability of $75.0 million, which was amended to $100.0 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135.0 million, extend the maturity date to June 1, 2010 and modify certain other terms. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends; restrictions on the payment of other dividends and on purchases, redemptions and acquisitions of the Company’s stock; limitations on additional indebtedness; certain limitations on acquisitions, mergers and consolidations; and the maintenance of certain financial ratios.  The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.625%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout the first nine months of 2005 and all of 2004. The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at September 30, 2005 and December 31, 2004 was 4.83% and 3.16%, respectively. Borrowings against the credit facility totaled $52.0 million and $47.0 million at September 30, 2005 and December 31, 2004, respectively, and are classified as long-term obligations. Subsequent to September 30, 2005, the borrowings against the credit facility were paid in full.

On April 1, 2005, as part of the consideration for a business acquisition, the Company issued a promissory note in the amount of $0.1 million.  The annual interest rate on the note is 3.5% and the note, along with accrued interest, is payable at maturity on April 1, 2007.

On April 26, 2005, as part of the consideration for a business acquisition, the Company issued three promissory notes totaling $0.2 million.  The annual interest rate on the notes is 3.0% and the notes, along with accrued interest, are payable at maturity on April 26, 2007.

On August 30, 2005, as part of the consideration for a business acquisition, the Company issued a promissory note in the amount of $0.1 million. The annual interest rate on the note is 3.0% and the note, along with accrued interest, is payable at maturity on August 30, 2006.

The Company assumed certain liabilities in connection with a business acquisition during the second quarter of 2005, including a promissory note with a remaining principle balance of approximately $0.2 million.  The annual interest rate on the note is 5.0%.

Monthly payments of interest and principal totaling $5,094 are required through October 2008.

Note 6. Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at September 30, 2005 are as follows (in thousands):

Three months ended December 31, 2005	$3,123
Years ended December 31:
2006	10,563
2007	9,697
2008	8,654
2009	4,627
2010	1,392
Thereafter	2,792

$40,848

The Company has notified the lessors of various properties used in the Company’s operations of its intent to exercise purchase options on those properties subsequent to September 30, 2005. The Company expects the purchase price of these properties will total approximately $5.8 million.

The Company has also entered into agreements to acquire various properties to be used in the Company’s operations. The Company expects the purchase price of these properties will total approximately $1.6 million. Subsequent to September 30, 2005, the Company entered into an agreement to acquire an additional property for approximately $1.8 million to be used in the Company’s operations.

The Company also has certain other contingent liabilities resulting from litigation, claims and other commitments and is subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

Note 7. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$6,603	$4,562	$22,631	$15,540

Denominator for basic earnings per share— Weighted-average shares outstanding	21,245	20,203	20,913	19,966
Effect of dilutive securities:
Stock options	1,424	876	1,333	908
Warrants	1,170	1,413	1,234	1,507
Denominator for diluted earnings per share— Adjusted weighted-average shares outstanding	23,839	22,492	23,480	22,381

Earnings per share, basic	$0.31	$0.23	$1.08	$0.78

Earnings per share, diluted	$0.28	$0.20	$0.96	$0.69

The following chart sets forth the number of stock options and warrants outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Antidilutive securities:
Stock options	2	200	2	200
Warrants	—	—	—	—

Note 8.  Business Combinations

During the nine month period ended September 30, 2004, the Company acquired a 100% equity interest in each of five businesses (four in the recycled OEM products business and, on February 20, 2004, Global Trade Alliance, Inc., one of the largest suppliers of aftermarket products in the Midwest) for an aggregate of $43.5 million in cash, of which $50,000 was to be paid subsequent to September 30, 2004, approximately $2.4 million in notes issued and 186,698 shares of the Company’s common stock.  The acquisitions enable the Company to serve new market areas, become a significant provider of aftermarket products and become a provider of self-service retail recycled vehicle products.

On January 31, 2005, the Company acquired Bodymaster Auto Parts, Inc. and an affiliated company  (“Bodymaster”) that operate in the aftermarket products business for an aggregate of $16.0 million in cash.  The acquisition enables the Company to serve new market areas. In connection with the acquisition of Bodymaster, the Company held $0.6 million in restricted cash. In accordance with the terms of the purchase agreement, the restrictions will be removed by January 31, 2006 or the Company will be reimbursed from funds currently held in escrow. During the nine month period ended September 30, 2005, the amount of cash restricted was reduced by $0.1 million.

In April 2005, the Company acquired 100% equity interests in two companies, one in the recycled OEM products business in South Carolina and one in the self-service retail recycled vehicle products business in Tennessee. The acquisitions enable the Company to serve new market areas.

In August 2005, the Company acquired 100% equity interests in two companies in the aftermarket products business for an aggregate of approximately $13.3 million in cash and $0.1 million in notes issued.  The acquisitions enable the Company to serve new market areas including Arkansas, Tulsa, Oklahoma, central Pennsylvania and southeastern New York State.

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

The purchase price allocations for the acquisitions completed during the nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	2005	2004
Restricted cash	$599	$—
Receivables, net	2,146	2,238
Inventory	9,999	9,109
Prepaid expenses	102	324
Property and equipment	2,646	6,653
Goodwill	25,730	38,069
Other intangibles	60	—
Deferred tax assets	313	584
Other assets	44	69
Current liabilities assumed	(3,728)	(6,253)
Notes assumed	(203)	(1,175)
Other noncurrent liabilities assumed	—	(300)
Purchase price payable in a subsequent period	—	(50)
Notes issued	(430)	(2,379)
Common stock issued	—	(3,375)

Cash used in acquisitions, net of cash acquired	$37,278	$43,514

The Company recorded goodwill of $25.7 million during the nine month period ended September 30, 2005, all of which is expected to be deductible for income tax purposes.  Of the $38.1 million of goodwill recorded during the nine month period ended September 30, 2004, $5.7 million is expected to be deductible for income tax purposes.

The following pro forma summary presents the effect of the businesses acquired during the nine months ended September 30, 2005 and 2004 as though the businesses had been acquired as of January 1, 2004 and is based upon unaudited financial information of the acquired entities (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue as reported	$133,640	$106,045	$403,470	$310,996
Revenue of purchased businesses for the period prior to acquisition	2,846	18,428	17,009	68,138
Pro forma revenue	$136,486	$124,473	$420,479	$379,134

Net income as reported	$6,603	$4,562	$22,631	$15,540
Net income of purchased businesses for the period prior to acquisition	98	685	561	3,058
Pro forma net income	$6,701	$5,247	$23,192	$18,598

Earnings per share-basic
As reported	$0.31	$0.23	$1.08	$0.78
Effect of purchased businesses for the period prior to acquisition	0.01	0.03	0.03	0.15
Pro forma earnings per share-basic	$0.32	$0.26	$1.11	$0.93

Earnings per share-diluted
As reported	$0.28	$0.20	$0.96	$0.69
Effect of purchased businesses for the period prior to acquisition	0.00	0.03	0.03	0.14
Pro forma earnings per share-diluted	$0.28	$0.23	$0.99	$0.83

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 9. Subsequent Events

On October 4, 2005, the Company completed the sale of 3,217,500 shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling shareholders named in the registration statement sold approximately 750,000 shares of the Company’s common stock. The Company received $88.6 million, net of underwriting discount and before offering related expenses of approximately $650,000, for the common stock it issued and sold. The Company did not receive any proceeds from the sale of shares by the selling shareholders. The Company also received $2.0 million in proceeds from the exercise of 300,000 stock options by certain members of management in connection with the offering.

On October 4, 2005, the Company repaid the $52 million balance on its revolving credit facility. Availability under the revolving credit facility remains in place through June 1, 2010.

On October 28, 2005, the Company acquired a recycled OEM products business in Rhode Island. The acquisition enables the Company to expand its presence in this market area.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide replacement systems, components, and parts needed to repair light vehicles (cars and light trucks). Buyers of light vehicle replacement products have the option to purchase from primarily three sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to generically as “aftermarket” products; and recycled products originally produced by OEMs, which we refer to as recycled OEM products. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the light vehicle repair market. We are not involved in the manufacture of automotive products and do not maintain any manufacturing or remanufacturing operations.

                Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Factors that may affect our operating results include, but are not limited to:

•                  fluctuations in the pricing of new OEM replacement products;

•                  the availability and cost of inventory;

•                  variations in vehicle accident rates;

•                  competition in the vehicle replacement parts industry;

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

•                  the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations, and infrastructure; and

•                  declines in the value of our assets.

                Due to the foregoing factors, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

Sources of Revenue

                Since 2002, our revenue from the sale of light vehicle replacement products and related services has ranged between 90% and 93% of our total revenue. We sell the majority of our light vehicle replacement products to collision repair shops and mechanical repair shops. Our light vehicle replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, headlights, and taillights. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day-to-day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

                Since 2002, approximately 7% to 10% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, and sales of damaged vehicles that we sell to vehicle repairers.

                When we obtain mechanical products from dismantled vehicles and determine they are damaged, or when we have a surplus of a certain mechanical product type, we sell them in bulk to mechanical remanufacturers. The majority of these products are sorted by product type and model type. Examples of such products are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors. After we have recovered all the products we intend to resell, the remaining materials are crushed and sold to scrap processors.

Cost of Goods Sold

                Our cost of goods sold for recycled OEM products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2002, our labor and labor-related costs related to buying and dismantling salvage vehicles have accounted for approximately 10% of our salvage cost of goods sold. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

                Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as labor and other costs to acquire, including import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors located primarily overseas, with the majority of our overseas vendors located in Taiwan.

                In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2002, the revenue from brokered products that we sell to our customers has ranged from 7% to 10% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during the first nine months of 2005 was as follows:

Balance as of December 31, 2004	$280,000
Warranty expense	1,973,000
Warranty claims	(1,868,000)
Balance as of September 30, 2005	$385,000

We also sell separately priced extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Expenses

                Our facility and warehouse expenses primarily include our costs to operate our processing, redistribution, self-service, and warehouse facilities. These costs include labor for both plant management and facility and warehouse personnel, facility rent, property and liability insurance, utilities, and other occupancy costs.

                Our distribution expenses primarily include our costs to deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, local delivery and transfer truck rentals and subcontractor costs, vehicle repairs and maintenance, insurance, and fuel.

                Our selling and marketing expenses primarily include our advertising, promotion, and marketing costs; salary and commission expenses for sales personnel; sales training; telephone and other communication expenses; and bad debt expense. Since 2002, personnel costs have accounted for approximately 80% of our selling and marketing expenses. Most of our recycled OEM product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. We are continually evaluating our sales force, developing and implementing training programs, and utilizing appropriate measurements to assess our selling effectiveness.

                Our general and administrative expenses include primarily the costs of our corporate and regional offices that provide corporate and field management, treasury, accounting, legal, payroll, business development, human resources, and information systems functions.

Seasonality

                Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months we tend to have higher demand for our products because there are more weather related accidents. In addition, the cost of salvage vehicles tends to be lower as more weather related accidents occur generating a larger supply of total loss vehicles.

Critical Accounting Policies and Estimates

                The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to revenue recognition, warranty costs, inventory valuation, allowance for doubtful accounts, goodwill impairments, self-insurance programs, contingencies, asset impairments, and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.

Revenue Recognition

                We recognize and report revenue from the sale of light vehicle replacement products when they are shipped and title has transferred, subject to a reserve for returns, discounts, and allowances that management estimates based upon historical information. A replacement product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment.

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

Inventory Accounting

                Salvage Inventory.  Salvage inventory is recorded at the lower of cost or market. Our salvage inventory cost is established based upon the price we pay for a vehicle, and includes buying; dismantling; and, where applicable, auction, storage, and towing fees. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under direct procurement arrangements.

                Aftermarket Inventory.  Aftermarket inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign sources, import fees and duties and transportation insurance are also included.

                For all inventory, our carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

                We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at September 30, 2005 was approximately $1.8 million, which represents 5.6% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2004 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.1 million. Our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits, and monitoring policies. We also have certain customers that pay for products at the time of delivery.

Goodwill Impairment

                We record goodwill as a result of our acquisitions. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we refer to as SFAS 142, requires us to analyze our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests on an annual basis and between annual tests whenever events may indicate that an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

                We utilize outside professionals in the valuation industry to validate our assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of September 30, 2005, we had $126.0 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2004. A 10% decrease in the fair value estimates used in the fourth quarter of 2004 impairment test would not have changed this determination.

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

Self-Insurance Programs

                We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We also self-insure a portion of automobile, general liability, and workers’ compensation claims. We have purchased stop-loss insurance coverage that limits our exposure to both individual claims as well as our overall claims. The cost of the stop-loss insurance is expensed over the contract periods.

                We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability, and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the open policy years, we would have an additional expense of approximately $8.0 million.

Contingencies

                We are subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims and other commitments, and from a variety of environmental and pollution control laws and regulations. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We determine the amount of reserves, if any, with the assistance of our outside legal counsel. We regularly evaluate current information available to us to determine whether the accruals should be adjusted. If the amount of an actual loss were greater than the amount we have accrued, the excess loss would have an adverse impact on our operating results in the period that the loss occurred. If the loss contingency is subsequently determined to no longer be probable, the amount of loss contingency previously accrued would be included in our operating results in the period such determination was made.

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

                We record a provision for taxes based upon our expected annual effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.7 million and $0.3 million as of September 30, 2005 and 2004, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Recently Issued Accounting Pronouncements

                In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) must be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect SFAS 151 to have a material impact on our consolidated financial position, results of operations, or cash flows.

                In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R requires the adoption of a fair-value method of accounting for stock-based employee compensation. SFAS 123R was to be effective as of the beginning of the first interim fiscal period that began after June 15, 2005. In applying the fair value concepts of SFAS 123R, we will be required to choose among alternative valuation models and other assumptions.  On April 14, 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006. As a result, our 2005 results of operations will not be impacted by the implementation of SFAS 123R. We are currently assessing the impact that SFAS 123R may have on our future results of operations. We do not expect that the adoption of this standard will have a material impact on our consolidated financial position or cash flows.

                In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial position, results of operations, or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

Acquisitions

                In January 2005, we completed an acquisition of an aftermarket products business with two locations, near Philadelphia and Washington, D.C., for approximately $16.0 million in cash. This acquisition enables us to expand our presence in these areas of the country.

                In April 2005, we completed two acquisitions of recycled OEM products businesses, one located in South Carolina and the other in Tennessee. These acquisitions enable us to serve new markets.

                In August 2005, we completed two acquisitions for an aggregate consideration of approximately $13.3 million in cash and $0.1 million in notes issued. These two companies, one headquartered in Arkansas and one headquartered in Pennsylvania, are in the aftermarket products business. These acquisitions enable us to serve new markets and provide a broader offering of products to our customers.

                On October 28, 2005, the Company acquired a recycled OEM products business in Rhode Island. The acquisition enables us to expand our presence in this area.

Segment Reporting

                Over 99% of our operations are conducted in the U.S. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the U.S. are not material. We manage our operations geographically. Our light vehicle replacement products operations are organized into seven operating segments, six for recycled OEM products and one for aftermarket products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our light vehicle replacement products operations account for over 90% of our revenue, earnings, and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Data:	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.9%	54.1%	52.9%	53.3%
Gross margin	47.1%	45.9%	47.1%	46.7%
Facility and warehouse expenses	11.4%	11.4%	11.0%	11.1%
Distribution expenses	11.8%	11.8%	11.2%	11.2%
Selling, general and administrative expenses	13.8%	13.5%	13.6%	14.0%
Depreciation and amortization	1.5%	1.7%	1.5%	1.6%
Operating income	8.6%	7.5%	9.8%	8.7%
Other (income) expense, net	0.3%	0.4%	0.3%	0.3%
Income before provision for income taxes	8.3%	7.1%	9.5%	8.3%
Net income	4.9%	4.3%	5.6%	5.0%

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenue.  Our revenue increased 26.0% to $133.6 million for the three month period ended September 30, 2005 from $106.0 million for the comparable period of 2004. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 11.1% in the three month period ended September 30, 2005 over the comparable period of 2004. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Our ability to combine recycled OEM and aftermarket products offerings to our customers is further contributing to increased sales volume. We also completed two business acquisitions in the three month period ended September 30, 2005. Business acquisitions accounted for approximately $15.9 million of incremental revenue in the three month period ended September 30, 2005.

Cost of Goods Sold.  Our cost of goods sold increased 23.2% to $70.7 million for the three month period ended September 30, 2005, from $57.4 million for the comparable period of 2004. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold decreased from 54.1% to 52.9%. Our cost of goods sold percentage decrease was due primarily to improved pricing and availability of wholesale salvage vehicles, coupled with better management of our wholesale salvage inventory procurement in 2005.

Gross Margin.  Our gross margin increased 29.3% to $62.9 million for the three month period ended September 30, 2005, from $48.7 million for the comparable period of 2004. Our gross margin increased primarily due to increased volume.  As a percentage of revenue, gross margin increased from 45.9% to 47.1%. Our gross margin as a percentage of revenue increased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 26.4% to $15.2 million for the three month period ended September 30, 2005 from $12.1 million for the comparable period of 2004. Our acquisitions accounted for $2.3 million of the increase in facility and warehouse expenses. Our remaining facility and warehouse expenses increased primarily due to $0.3 million of higher wages and benefits resulting from increased headcount and incentive compensation for field personnel coupled with $0.3 million of higher repairs and maintenance, supplies expense, information systems, rent and real estate and property taxes.  As a percentage of revenue, facility and warehouse expenses were 11.4% for 2005 and 2004.

Distribution Expenses.  Distribution expenses increased 25.5% to $15.7 million for the three month period ended September 30, 2005 from $12.5 million for the comparable period of 2004.  Our acquisitions accounted for $1.6 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local salvage delivery trucks by approximately 2.8%. We operated 7.1% more daily transfer routes between our salvage facilities. Contracted salvage transfer services increased by 35.5% due primarily to vendor price increases related to escalating fuel prices. Our own fuel costs increased by 51.2% due primarily to price increases and increased volume. In addition, higher wages from an increase in the number of employees and increased truck rentals, repairs and supplies accounted for the remaining growth in distribution expenses, partially offset by an improvement in freight costs. As a percentage of revenue, distribution expenses were 11.8% for 2005 and 2004.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased 28.8% to $18.5 million for the three month period ended September 30, 2005 from $14.3 million for the comparable period of 2004. As a percentage of revenue, our selling, general, and administrative expenses increased from 13.5% to 13.8%. Our acquisitions accounted for $2.0 million of the increase in selling, general, and administrative expenses. The majority of the remaining expense increase was due to higher labor and labor-related expenses of $1.9 million, including $0.9 million of higher incentive compensation, as well as $0.4 million related to insurance and legal claims experience. Our selling expenses tend to rise as revenue increases due to the sales commissions of our recycled OEM products inside sales force.

Depreciation and Amortization.  Depreciation and amortization increased 14.8% to $2.1 million for the three month period ended September 30, 2005 from $1.8 million for the comparable period of 2004. Our acquisitions accounted for $0.2 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense in 2005 compared to 2004. As a percentage of revenue, depreciation and amortization decreased from 1.7% to 1.5%.

Operating Income.  Operating income increased 43.8%, to $11.5 million for the three month period ended September 30, 2005 from $8.0 million for the comparable period of 2004. As a percentage of revenue, operating income increased from 7.5% to 8.6%.

Other (Income) Expense.  Net other expense decreased 19.9% to $0.3 million for the three month period ended September 30, 2005 from $0.4 million for the comparable period of 2004.  Net interest expense increased 126.4% to $0.7 million for the three month period ended September 30, 2005 from $0.3 million for the comparable period of 2004. Our average bank borrowings increased approximately $13.8 million during the three month period ended September 30, 2005 as compared to the comparable period of 2004, due primarily to acquisitions. In addition, our average effective interest rate on our bank debt increased in 2005.  We realized an investment gain of $0.3 million before taxes in the three month period ended September 30, 2005 from the sale of 15,000 shares of common stock of Keystone Automotive Industries, Inc. (“Keystone”) that we acquired upon the exercise of a warrant to purchase 100,000 shares of common stock obtained in connection with a supply agreement entered into with Keystone in February 2000. We may from time to time sell additional shares from the remaining 85,000 shares of Keystone that we own. As a percentage of revenue, net other expense decreased from 0.4% to 0.3%. We completed the sale of 3.2 million shares of our common stock in a public offering in October 2005, from which we raised $88.0 million. We paid all of our then outstanding bank debt and have invested the remaining proceeds in short term cash equivalents. See “Liquidity and Capital Resources” below for further discussion.

Provision for Income Taxes.  The provision for income taxes increased 51.4% to $4.5 million for the three month period ended September 30, 2005 from $3.0 million in the comparable period of 2004, due primarily to improved operating results. Our effective tax rate was 40.6% in 2005 and 39.6% in 2004. The increase in the effective tax rate was due primarily to changes in the distribution of our taxable income among different states for state income tax purposes. Our effective tax rate for the last quarter of 2005 is expected to be 40.6%.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue.  Our revenue increased 29.7% to $403.5 million for the nine month period ended September 30, 2005, from $311.0 million for the comparable period of 2004. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 12.3% in the nine month period ended September 30, 2005 over the comparable period of 2004. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Our ability to combine recycled OEM and aftermarket parts offerings to our customers is further contributing to increased sales volumes.  We also completed five business acquisitions in 2005. Business acquisitions accounted for approximately $54.2 million of incremental revenue in the nine month period ended September 30, 2005.

Cost of Goods Sold.  Our cost of goods sold increased 28.6% to $213.4 million for the nine month period ended September 30, 2005, from $165.9 million for the comparable period of 2004. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold decreased from 53.3% to 52.9%.  Our cost of goods sold percentage decrease was due primarily to improved pricing and availability of wholesale salvage vehicles.

Gross Margin.  Our gross margin increased 31.0% to $190.1 million for the nine month period ended September 30, 2005 from $145.1 million for the comparable period of 2004. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin increased from 46.7% to 47.1%.  Our gross margin as a percentage of revenue increased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 27.8% to $44.2 million for the nine month period ended September 30, 2005 from $34.6 million for the comparable period of 2004. Our acquisitions accounted for $6.9 million of the increase in facility and warehouse expenses. Our remaining facility and warehouse expenses increased primarily due to $1.8 million of higher wages and benefits resulting from increased headcount and incentive compensation for field personnel coupled with $1.0 million of higher repairs and maintenance, supplies expense, information systems, real estate and property taxes, utilities and fuel.  This was partially offset by $0.2 million lower rent expense due to our exercise of purchase options on certain production facilities in 2004 and a gain of $0.1 million on the sale of property and equipment.  As a percentage of revenue, facility and warehouse expenses decreased from 11.1% to 11.0%.

Distribution Expenses.  Distribution expenses increased 29.4% to $45.2 million for the nine month period ended September 30, 2005 from $35.0 million for the comparable period of 2004.  Our acquisitions accounted for $5.4 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local salvage delivery trucks and the number of daily transfer routes between our salvage facilities. Contracted salvage transfer services increased by 30.7% due primarily to vendor price increases related to escalating fuel costs.  Our own fuel costs increased by 41.1% due primarily to price increases and increased volume. In addition, higher wages from an increase in the number of employees and increased insurance, truck rentals, repairs and supplies accounted for the remaining growth in distribution expenses, partially offset by an improvement in freight costs. As a percentage of revenue, distribution expenses were 11.2% for 2005 and 2004.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased 26.0% to $54.9 million for the nine month period ended September 30, 2005 from $43.6 million for the comparable period of 2004. Our acquisitions accounted for $6.2 million of the increase in selling, general, and administrative expenses. The majority of the remaining expense increase was due to higher labor and labor-related expenses of $4.0 million, including $1.3 million of higher incentive compensation, as well as $0.7 million related to insurance and legal claims experience. Our selling expenses tend to rise as revenue increases due to the sales commissions of our recycled OEM products inside sales force.  As a percentage of revenue, our selling, general, and administrative expenses decreased from 14.0% to 13.6%.

Depreciation and Amortization.  Depreciation and amortization increased 21.4% to $6.1 million for the nine month period ended September 30, 2005 from $5.0 million for the comparable period of 2004. Our acquisitions accounted for $0.7 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense in 2005 compared to 2004. As a percentage of revenue, depreciation and amortization decreased from 1.6% to 1.5%.

Operating Income.  Operating income increased 47.0% to $39.7 million for the nine month period ended September 30, 2005 from $27.0 million for the comparable period of 2004. As a percentage of revenue, operating income increased from 8.7% to 9.8%.

Other (Income) Expense.  Net other expense increased 26.1% to $1.4 million for the nine month period ended September 30, 2005 from $1.1 million for the comparable period of 2004.  Net interest expense increased 77.2% to $2.0 million for the nine month period ended September 30, 2005 from $1.1 million for the comparable period of 2004. Our average bank borrowings increased approximately $27.9 million during the nine month period ended September 30, 2005 as compared to the comparable period of 2004, due primarily to acquisitions. In addition, our average effective interest rate on our bank debt increased in 2005.  We realized an investment gain of $0.3 million before taxes in 2005 from the sale of 15,000 shares of common stock of Keystone Automotive Industries, Inc. (“Keystone”), that we acquired upon the exercise of a warrant to purchase 100,000 shares of common stock obtained in connection with a supply agreement entered into with Keystone in February 2000. We may from time to time sell additional shares from the remaining 85,000 shares of Keystone that we own. As a percentage of revenue, net other expense was 0.3% in 2005 and 2004.  We completed the sale of 3.2 million shares of our common stock in a public offering in October 2005, from which we raised $88.0 million. We paid all of our then outstanding bank debt and have invested the remaining proceeds. See “Liquidity and Capital Resources” below for further discussion.

Provision for Income Taxes.  The provision for income taxes increased 51.2% to $15.7 million for the nine month period ended September 30, 2005 from $10.4 million in the comparable period of 2004, due primarily to improved operating results. Our effective tax rate was 40.9% in 2005 and 40.0% in 2004. The increase in the effective tax rate was due primarily to two reasons. First, the provision included state tax adjustments recorded in the second quarter of 2005; and second, changes in the distribution of our taxable income among different states from previous estimates for state income tax purposes. Our effective tax rate for the remainder of 2005 is expected to be 40.6%.

Liquidity and Capital Resources

                Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At September 30, 2005, we had cash and equivalents amounting to $3.8 million, and we had $52.0 million outstanding under our $135 million unsecured bank credit facility. Our credit facility was utilized to finance our January 2005 acquisition of an aftermarket products business for approximately $16.0 million. At the time of this acquisition we increased the total capacity of our credit facility to $100 million from $75 million. On June 1, 2005, we further amended our credit facility, increasing the total capacity to $135 million, extending the term to June 1, 2010 and modifying certain other provisions. Based on our current plans, we expect to generate positive cash flow from operating activities for 2005 and believe that cash flow from operating activities and availability under our credit facility will be adequate to fund our short term liquidity needs.

                On September 7, 2005, we filed a registration statement with the Securities and Exchange Commission to sell 2,750,000 shares of our common stock in an underwritten public offering, with 2.0 million shares to be sold by us and 0.75 million shares to be sold by certain selling stockholders. On September 28, 2005, we amended the registration statement to increase the number of shares to be sold by us to 2.7 million, excluding an over-allotment option granted to the underwriters covering an additional 517,500 shares. The underwriters subsequently exercised their over-allotment option, and on October 4, 2005 we closed on the sale of 3,217,500 shares of our common stock. This resulted in $88.0 million of cash proceeds to us, net of underwriting discounts and commissions and expenses of the offering. In connection with the offering certain members of management exercised stock options to purchase 300,000 shares of our common stock, resulting in approximately $2.0 million of proceeds to us.  We used a portion of the proceeds from the offering and the option exercises to pay down our then outstanding bank debt and have invested the remaining proceeds in short term cash equivalents pending use for general corporate purposes, which may include future acquisitions.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 20,400 and 69,300 wholesale salvage vehicles in the three month and nine month periods ended September 30, 2005, respectively, and 19,600 and 63,100 in the comparable periods of 2004, respectively. In addition, we acquired approximately 15,400 and 40,500 salvage vehicles for our self-service retail operations during the three month and nine month periods ended September 30, 2005, respectively,  and 8,000 and 18,400 in the comparable periods of 2004, respectively. Furthermore, our purchases of aftermarket replacement parts totaled approximately $10.6 million and $31.8 million in the three month and nine month periods ended September 30, 2005, respectively, and $6.3 million and $15.5 million in the comparable periods of 2004, respectively.

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

                Net cash provided by operating activities totaled $35.3 million for the nine month period ended September 30, 2005, compared to $20.2 million for the comparable period of 2004. Cash was provided by net income adjusted for non-cash items.  Working capital sources of cash net of purchase transactions included increases in accrued liabilities, deferred revenue and income taxes payable, before giving effect to tax benefits from employee stock option exercises. These were partially offset by an increase in inventory and prepaid expenses and other assets and a decrease in accounts payable. Income taxes payable were reduced by $3.6 million in tax benefits resulting from employee stock option exercises.  Inventory increased primarily to support higher volume and to expand our aftermarket product offerings at many of our locations. Prepaid expenses and other assets increased primarily due to an increase in deferred compensation plan assets and debt issuance costs related to our credit facility amendment, partially offset by lower prepaid insurance due to amortization of directors’ and officers’ liability insurance. Accounts payable decreased due to the timing of vendor payments. Accrued liabilities increased primarily due to the timing of end of period wage payments, higher incentive compensation accruals, and higher self-insurance reserves for workers’ compensation and auto liability claims.  Deferred revenue increased due primarily to higher sales of extended warranty contracts.

                Net cash used in investing activities totaled $44.8 million for the nine month period ended September 30, 2005, compared to $65.5 million for the comparable period of 2004. We invested $37.3 million in acquisitions in the nine month period ended September 30, 2005 compared to $43.5 million in the comparable period of 2004. Property and equipment purchases decreased $10.2 million in the nine month period ended September 30, 2005, due primarily to timing of capital expenditures in 2005 and exercises of purchase options on leased facilities in 2004. We expect to spend approximately $24.0 to $29.0 million on capital expenditures during calendar 2005. We also exercised a warrant to acquire an equity investment for $0.7 million in 2004.

                Net cash provided by financing activities totaled $11.8 million for the nine month period ended September 30, 2005, compared to $32.3 million for the comparable period of 2004. Exercises of stock options and warrants provided $7.4 million in the nine month period ended September 30, 2005, compared to $3.7 million in the comparable period of 2004. We had net borrowings of $5.0 million and $33.0 million, respectively, under our credit facility in the nine month periods ended September 30, 2005 and 2004. Our borrowings were used primarily to fund acquisitions, while we repaid $0.3 million and $4.2 million of long-term debt obligations in those same periods. We also expended $0.3 million and $0.2 million, respectively, in the nine month periods ended September 30, 2005 and 2004, for debt issuance costs related to our credit facility.

                On February 17, 2004, we entered into a new unsecured revolving credit facility that originally matured in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new credit facility initially had a maximum availability of $75.0 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, extend the maturity date to June 1, 2010, and modify certain other terms. In order to make any borrowing under the credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio, which cannot exceed 3.00 to 1.00. The credit facility contains customary covenants, including, among other things, limitations on payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions, and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers, and consolidations, and the maintenance of certain financial ratios. We were in compliance with all covenants throughout the first nine months of 2005 and all of 2004. The interest rate on advances under the credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.625%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

                We may in the future borrow additional amounts under our credit facility or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire businesses and redistribution facilities; to further the integration of our aftermarket and recycled OEM product facilities; to expand and improve existing facilities; to purchase property, equipment, and inventory, and for working capital.

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

                On April 1, 2005, as part of the consideration for a business acquisition, we issued a promissory note in the amount of $0.1 million. The annual interest rate on the note is 3.5%, and the note, along with accrued interest, is payable at maturity on April 1, 2007.

                On April 26, 2005, as part of the consideration for a business acquisition, we issued three promissory notes totaling $0.2 million. The annual interest rate on the notes is 3.0%, and the notes, along with accrued interest, are payable at maturity on April 26, 2007.

                In August 2005, in connection with a business acquisition, we issued a promissory note in the amount of $0.1 million. The annual interest rate on the note is 3.0%, and the note, along with accrued interest, is payable at maturity on August 30, 2006.

                We assumed certain liabilities in connection with a business acquisition during the second quarter of 2005, including a promissory note with a remaining principal balance of approximately $0.2 million. The annual interest rate on the note is 5.0%. Monthly payments of interest and principal totaling $5,094 are required through October 2008.

                As of September 30, 2005, we had approximately 1.2 million warrants outstanding at an exercise price of $2.00 per share that will expire if unexercised on February 14, 2006.

                We estimate that our capital expenditures for 2005 will be approximately $24.0 to $29.0 million, excluding business acquisitions. We expect to use these funds for asset replacements, expansion and improvement of current facilities, real estate acquisitions, systems development projects, and completion of a new facility. We anticipate that net cash provided by operating activities for 2005 will be approximately $30.0 to $35.0 million.

                We believe that our current cash and equivalents, cash provided by operating activities, funds available under our credit facility, and the proceeds from the common stock offering that we closed on October 4, 2005 will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

                The following table represents our future commitments under contractual obligations as of September 30, 2005:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions)
Contractual obligations
Long-term debt	$69.1	$0.6	$2.7	$65.8	$0.0
Operating leases	40.8	11.1	18.8	7.8	3.1
Purchase option obligations(1)	5.8	5.8	0.0	0.0	0.0
Purchase obligations(2)	1.6	1.6	0.0	0.0	0.0
Other long-term obligations
Deferred compensation plans	2.9	0.0	0.0	0.0	2.9
Totals	$120.2	$19.1	$21.5	$73.6	$6.0

(1)          We have notified the lessors of various properties of our intent to exercise our purchase options.

(2)          We have entered into agreements to acquire various other properties to be used in our operations.

Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate revolving bank credit facility as of September 30, 2005.  The $52.0 million outstanding at September 30, 2005 was assumed to remain unpaid until the facility matures on June 1, 2010, and interest was computed at the average effective rate of 4.83% at September 30, 2005.  However, as noted above, upon the completion of our public offering of 3,217,500 shares of common stock on October 4, 2005, we paid down all of our outstanding bank debt.

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

•                                          uncertainty as to our future profitability on a consolidated basis;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or IBOR.  Our previous secured credit facility required that we enter into an interest rate swap agreement to mitigate our interest rate risk on a portion of the balance outstanding.  We do not however, as a matter of policy, enter into hedging contracts for trading or speculative purposes.  The swap agreement, which expired on August 22, 2004, had a notional amount of $10.0 million under which we paid a fixed rate of interest of 2.65% and received payments based upon variable rates. The swap agreement was not designated as a hedging instrument and, as a result, changes in the fair value of the swap agreement were included in current period earnings.  We recorded a non-cash credit of $90,500 during the nine month period ended September 30, 2004, related to the change in fair value of the interest rate swap agreement.

We are also exposed to currency fluctuations with respect to the purchase of aftermarket parts in Taiwan.  While all transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the purchase price of aftermarket parts.  We might not be able to pass on any price increases to customers.  Under our present policies, we do not attempt to hedge this currency exchange rate exposure.

Our investment in our Central American operations is not material, and we do not attempt to hedge our foreign currency risk related to such operations.

Item 4. Controls and Procedures

As of September 30, 2005, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                               Upon reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, we issued 38,413 shares of common stock on October 20, 2005 upon the exercise of a warrant for an aggregate consideration of $76,826.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2005.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(Principal Accounting Officer)