Form 10-K
period 2005-12-31
LKQ CORP
filed 2006-03-08
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50404

LKQ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4215970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
120 North LaSalle Street
Suite 3300
Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 621-1950
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐                Accelerated filer ☒               Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $512,280,000 (based on the closing sale price on the Nasdaq National Market on June 30, 2005). At March 1, 2006, the registrant had issued and outstanding an aggregate of 52,390,928 shares of common stock.

Documents Incorporated by Reference

Those sections or portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2006, described in Part III hereof, are incorporated by reference in this report.

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

NOTE REGARDING STOCK SPLIT

On December 15, 2005, our Board of Directors declared a two-for-one split of the shares of our common stock payable as a stock dividend to the stockholders of record on January 3, 2006. We paid the stock dividend on January 13, 2006. All information regarding per share amounts and the number of shares of our common stock in this Annual Report reflects the two-for-one stock split.

ITEM 1.                BUSINESS

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

We believe we are the largest nationwide provider of recycled OEM products and related services, with sales, processing, and distribution facilities that reach most major markets in the U.S. We believe that we are the second largest nationwide provider of aftermarket collision replacement products. While we currently service the majority of the major metropolitan areas in the U.S. with both recycled OEM and aftermarket products, we estimate our current share of the light vehicle recycling market to be less than 10%, and our current share of the aftermarket products market to be less than 10%. We believe there are opportunities for growth in both product lines through acquisitions and internal development.

We procure salvage vehicles, primarily at auctions, using our locally based professionals, proprietary processes, and a disciplined procurement system. In addition, as an alternative source of salvage vehicles, we obtain some inventory directly from insurance companies, vehicle manufacturers, and other suppliers. Once we have received proper title, which assures us that the vehicles have not been stolen, we dismantle such vehicles for recycled OEM products. We purchase aftermarket products from manufacturers, primarily in Taiwan, using a proprietary order management system.

Our customers include collision and mechanical repair shops and, indirectly, insurance companies, including extended warranty companies. The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. We indirectly rely on insurance companies, which ultimately pay the collision repair shops for the repair of insured vehicles, as a source of business. These insurance companies exert significant influence in the vehicle repair decision, and increasingly look to a nationwide source for consistency, quality, and availability of replacement products. Because of their importance to the process, we have formed business relationships with certain insurance companies, and with certain extended warranty providers, in order to be their preferred light vehicle parts supplier. For example, with some insurance companies we have vehicle repair order estimate review programs in place and provide their claims adjusters a part quote and locator service. In addition, we provide them an outlet to dispose of certain total loss vehicles directly to us. We provide extended warranty companies a single national call desk to service their nationwide needs for mechanical products.

We believe we provide customers a value proposition that includes high quality products, extensive product availability due to our regional inventory trading zones, product costs lower than new OEM products, and quick delivery. We provide benefits to repair shops and insurance companies because the lower costs for our products enable many vehicles to be repaired rather than declared a total loss. By expanding our product offerings to include both recycled OEM products and aftermarket products we now offer customers a more extensive range of light vehicle replacement products. We believe this unique combination of recycled and aftermarket product offerings allows us to serve as a “one-stop” solution for our customers looking for the most cost advantageous way to repair vehicles.

Our History

We believe we were the first recycler of light vehicle products to achieve a national network and presence. Since our formation in 1998, we have grown through both internal development and acquisitions. Our acquisition strategy has been to target companies with strategic locations and significant market presence, strong management teams, a record of environmental compliance, solid growth prospects, and a reputation for quality and customer service. We currently have 65 locations in the U.S. that supply wholesale recycled OEM products. In February 2004, we expanded our product offerings by also becoming a supplier of aftermarket products and a provider of self-service retail recycled vehicle products. We currently have approximately 45 locations that supply aftermarket products, serving 23 states primarily east of the Mississippi River, and 12 locations providing self-service retail recycled vehicle products in Florida, Illinois, Oregon, and Tennessee. On January 31, 2006, we acquired Transwheel Corporation, an aluminum alloy wheel refurbishing and distribution business. Transwheel currently operates refurbishing and distribution facilities in Indiana, Connecticut, Florida and Maryland and distribution facilities in Illinois and Michigan.

For the year ended December 31, 2005, revenue derived from recycled OEM products and related services represented approximately 75% of our revenue, sales of aftermarket products and services represented approximately 15.5% of our revenue, and sales of other products, such as scrap and other bulk products, represented approximately 9.5% of our revenue.

Our Strengths

We Provide a National Solution to Insurance Companies and Extended Warranty Providers.

We believe that our nationwide presence gives us a unique ability to service the major automobile insurance companies and extended warranty providers. Insurance companies and extended warranty providers operate generally at a national or regional level and play a critical role in the repair process. We believe we provide a direct benefit to these companies by lowering the cost of repairs, decreasing the time required to return the repaired vehicle to the customer, and providing a replacement product that is of comparable quality to the part replaced. Specifically, we assist insurance companies by purchasing insured total loss vehicles and by providing cost effective products through sales to collision repair shops, especially to repair shops that are part of an insurance company network. We also provide a review of vehicle repair order estimates to insurance companies so they may assess the opportunity to increase usage of recycled OEM and aftermarket products. For extended warranty providers, we provide a single national call desk to service their nationwide need for mechanical products.

We Believe We have the Only National Network for Recycled OEM Products and it Would be Difficult to Replicate.

We have invested significant capital developing a national network of recycled OEM product facilities that serves most major metropolitan areas in the U.S. We have differentiated ourselves from our local competitors and made replication of our network difficult by developing our network through purchasing anchor companies that were among the largest companies in the industry. The difficulty and time required to obtain proper zoning, as well as dismantling and other environmental permits necessary to operate newly-sited facilities, would make establishing new facilities challenging. In addition, there are difficulties associated with recruiting and hiring an experienced management team that has strong industry knowledge and local relationships with customers. Finally, our national network allows us to enter new adjacent markets quickly by establishing redistribution facilities, which avoids the need for local dismantling capabilities and inventory.

We Benefit From a Local Presence.

Our network of facilities allows us to develop and maintain our relationships with local repair shops, while providing a level of service to insurance companies and national customers that is made possible by our nationwide presence. Our local presence allows us to provide daily deliveries that our customers require, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products which we are able to offer as a result of our regional inventory network.

We Have a Proven and Effective Procurement Process.

We have designed information systems and methodologies to procure salvage vehicles and aftermarket products cost-effectively. As our largest single expenditure, efficient procurement of salvage vehicles is critical to the growth, operating results and cash flow of our business. Our processes and know-how allow us to identify and value the parts that can be recycled on a damaged vehicle at auction and to determine rapidly the maximum price we will pay for the vehicle in order to achieve our target margins on resale of the recycled OEM products. We carefully analyze the market and obtain aftermarket products and salvage vehicles of the type whose parts are in demand at prices that we believe will allow us to sell products profitably. We have also taken advantage of our relationships with insurance companies and vehicle manufacturers to obtain salvage vehicles outside the auction process.

We Have a Broad and Deep Inventory of Products.

We believe that our customers place a high value on availability of a broad range of light vehicle replacement products. We also believe that our inventory of both recycled OEM and aftermarket products allows us to fill a higher percentage of our customers’ orders than our competitors. In addition, our ability to share inventory on a regional basis increases the availability of replacement products and also helps us to fill a higher percentage of our customers’ orders. We have developed regional trading zones within which we make our inventory available to our local facilities, mostly via overnight product transfers. We manage our inventory and purchasing on a regional basis to enhance the availability of the products that we believe will be in the highest demand within each region. Our broad and deep inventory furthers our ability to serve as a “one-stop” solution for our customers’ recycled OEM and aftermarket product needs.

We Have Implemented Management Disciplines.

Our management and operations team is highly experienced, with many managers having spent their entire careers in the light vehicle recycling industry. We have developed and built procurement, operating, and financial systems that have allowed us to grow and develop our national network and implement professional management techniques and disciplines. As our business has grown, we have acquired additional management talent which has furthered the sharing of best practices throughout the company. In addition, our senior management team has extensive acquisition experience and will continue to use our disciplined approach in targeting growth opportunities.

Our Strategies

Strengthen our National Network Through Internal Growth and Acquisitions.

We intend to continue to expand our market coverage through a combination of internal development and acquisitions and to look for opportunities to expand into new regions and into adjacent markets. We plan to establish a presence in additional major metropolitan markets and a number of smaller markets in the U.S. We have applied an analytical and disciplined approach to our acquisition process and have targeted companies with strong management teams, a record of environmental compliance, solid growth prospects, and a reputation for quality and customer service.

Further Develop Business Relationships.

We intend to continue to develop business relationships with automobile insurance companies, extended warranty providers, and other industry participants. We believe that insurance companies and extended warranty providers, as payors for many repairs, will take a more active role in the selection of replacement products in the repair process in order to use lower cost alternatives to new OEM products. On behalf of certain insurance company customers, we provide a review of vehicle repair order estimates so they may assess the opportunity to increase usage of recycled OEM and aftermarket products in the repair process, thereby reducing their costs. Our employees also provide quotes for our products to assist several insurance companies with their estimate and settlement processes. We also work with insurance companies and vehicle manufacturers to procure salvage vehicles directly from them on a selected basis, which provides us an additional source of supply and provides them improved economics on salvage vehicle sales. We believe we are positioned to take advantage of the increasing importance of these industry participants and will continue to look for ways to enhance our relationships.

Continue to Improve our Operating Results.

We are working to improve our operating results by applying our business disciplines to our most recently acquired facilities, continuing to build our network, further centralizing certain functions, improving our use of technology, and increasing revenue at our lower volume facilities. Our higher volume facilities generally operate at a higher profitability level as a percentage of revenue. We believe we can improve the profitability level at our lower volume facilities by achieving the higher volumes and improved economies of scale that we realize at our higher volume facilities. We intend to continue to refine our procurement system, which uses methodologies that analyze demand levels for our products, existing inventory levels, and projected margins on an individual vehicle basis.

Further Develop our Technology and Business Processes.

We continue to emphasize the use of technology in our processes to improve efficiency and to increase the standardization of our business. Our technology and proprietary processes enhance procurement, pricing, and inventory management. We continue to develop our technology to allow us to better manage and analyze our inventory, to assist our sales people with up-to-date pricing and availability of our products, and to further enhance our procurement process. For example, many of our representatives responsible for procuring vehicles, whom we refer to as “scouts,” are equipped with handheld computing devices to assist them in appraising the vehicles prior to submitting a bid to purchase the vehicle. Additionally, we have begun implementing a bar code system that we believe will facilitate improved inventory tracking and management of our recycled products.

Raise Industry Standards by Being the Industry Leader.

Since our inception, we have employed a professional approach to the light vehicle recycling business. We continue to seek new ways to improve our methodologies and to communicate our standards to our customers. We further believe that, by elevating industry standards in areas such as customer service, integrity, product quality and availability, delivery time, warranty support, environmental compliance, and appearance of facilities, we can help promote the acceptability of the use of recycled OEM and aftermarket products.

Our Process

Our operations generally involve the procurement of inventory, vehicle processing (in the case of wholesale recycled OEM products), sales, and distribution.

Procurement of Inventory

We start the process of procuring recycled OEM products for our wholesale operations by acquiring severely damaged or totaled vehicles. We acquired approximately 97,000 salvage vehicles for our wholesale operations in 2005. We purchase the majority of our vehicles from salvage auctions. Wrecked vehicles are sold at salvage auctions held each weekday throughout the country. Salvage auctions provide an outlet for salvage vehicles to be processed and sold primarily to automotive recyclers and rebuilders. We pay third parties fees to tow the vehicles from the auction to our facilities. Salvage auctions charge fees both to the supplier of vehicles (primarily insurance companies) and to the purchaser (including us).

For the vast majority of our salvage auction purchases, we send a scout in advance of each auction to investigate the vehicles we would be interested in buying. The scout obtains key information such as the model, mileage, and damage assessment and determines which parts on the targeted vehicles are recyclable. This information is electronically forwarded to our bid specialists via handheld computing devices or facsimile transmissions. The bid specialists analyze the data in light of current demand for the parts in question, the levels of our inventory with respect to such parts, and the projected margins expected for each vehicle. The specialists then set a maximum bid price that our bidders use to purchase the vehicle at auction. We believe that this system provides a disciplined approach to procurement.

We also obtain salvage vehicles and parts from insurance companies, vehicle manufacturers, abandoned vehicle programs, and other salvage sources. Some of these arrangements allow us to acquire salvage vehicles directly from the insurance company or vehicle manufacturer at a cost calculated as a percentage of revenue from such vehicles, which is remitted as products are sold from these vehicles. These arrangements eliminate the fees we and the insurance company would otherwise pay to the salvage auction and provide us inventory with a lower initial expenditure of capital.

We acquire inventory for our self-service retail recycled OEM products operations from a variety of sources, including but not limited to auctions, towing companies, municipalities, insurance carriers, charitable organizations and the general public. In 2005, we purchased approximately 55,800 salvage vehicles for our retail operations.

We purchase aftermarket products from independent manufacturers. Approximately 90% of the aftermarket products we purchase originate in Taiwan. We obtain the balance of our aftermarket products from sources in the U.S. No single supplier currently provides more than 21% of our aftermarket products. We use a proprietary order management system to procure our aftermarket inventory. The system prompts inventory purchases based on stocking levels and historical sales data. We believe that the system helps us to procure our aftermarket inventory efficiently and to maintain one of the highest fulfillment rates in the aftermarket products industry.

Vehicle Processing

Vehicle processing for our wholesale operations involves dismantling a salvage vehicle into recycled OEM products ready for delivery. When a salvage vehicle arrives at one of our facilities, an inventory specialist identifies, catalogs, and schedules the vehicle for dismantling. We do not dismantle any vehicle until we have received proper title documentation, thereby assuring that the vehicle was not stolen.

The dismantler removes components that will become products for sale. Products that are placed directly on inventory shelves generally include such items as the engine, transmission, hood, trunk lid, head and tail lamp assemblies, rear bumper, and doors. We remove all recyclable items including fluids, freon, batteries, tires, and catalytic converters. These items are sold to recyclers and reprocessors. Dismantlers also perform any required cutting of the vehicle frame or body.

Each inventory item is entered into our inventory tracking system, inspected for quality, tagged for identification, and prepared for storage and delivery to our customers. Mechanical products not in a condition to be sold as recycled products or that are in surplus supply are separated and sold in bulk to parts remanufacturers. The remaining vehicle hulks and components, such as fabrics, rubber, plastics, and glass, are delivered to automobile shredders, crushers, and scrap processors.

Sales

As of December 31, 2005, we employed approximately 475 full-time sales staff in our wholesale recycled OEM products operations. Of these, approximately 450 were located at sales desks at our facilities and generally are responsible for accepting incoming calls from, and selling our inventory to, our customers. We put all of our sales personnel through a thorough training program. Most of our sales personnel are paid primarily on a commission basis. In addition, as of December 31, 2005, we had approximately 25 traveling sales staff who visit our customers and focus on business development in various markets. In our aftermarket products operations, sales orders are accepted by either our local delivery drivers or by our dedicated aftermarket products sales call center located in Columbus, Ohio.

We are continually reviewing and revising the pricing of our recycled OEM products. Our pricing specialists take into consideration factors such as location, recent demand, inventory quantity, inventory turnover, new OEM product prices, recycled OEM product prices, aftermarket product prices, and remanufactured part prices, with the goal of optimizing revenue. We update the pricing of our aftermarket products at least annually when we update our product catalog, and we may adjust aftermarket prices during the year in response to material price changes of OEM products.

The inventory base of each of our facilities, supplemented by the inventory sharing system within our regional trading zones, gives us what we believe to be a competitive advantage through our ability to meet our customers’ requirements more frequently than smaller competitors.

Distribution

Each sale results in the generation of a work order. A dispatcher is then responsible for ensuring product accuracy, printing the final invoice, and including the products on the appropriate truck route for delivery to the customer. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans. These trucks deliver products to our customers within a specified territory, typically on a daily basis. In markets where we offer both recycled OEM and aftermarket products, we deliver both types of products on the same delivery routes to help minimize distribution costs.

Additionally, we have developed an internal distribution network to allow our sales representatives to sell both recycled OEM and aftermarket products from the inventory of nearby facilities within our regional trading zones, thus improving our ability to fulfill customer requests and to improve inventory turnover. We operate approximately 55 recycled OEM product and 26 aftermarket product transfers between our facilities within our regional trading zones each weekday.

Our Products

When we procure salvage vehicles, we focus on vehicles for which the insured repair market has the most recycled OEM product demand. These tend to be popular types of vehicles such as sport utility vehicles and pickup trucks, and popular models, like the Accord, Taurus, Camry, Lumina, and Explorer. These vehicles generally are a few model years old, as insurers tend to use new OEM products on repairs of vehicles that are one to two years old. Similarly, insurers are less likely to authorize the repair of vehicles more than ten model years old. The degree of damage is not a significant factor in our process as we only assign value to the undamaged product when we prepare our bids.

Our most popular recycled OEM products include engines, vehicle front end assemblies, doors, transmissions, trunk lids, bumper assemblies, wheels, head and tail lamp assemblies, mirrors, fenders, and axles.

When we obtain a mechanical product from a dismantled vehicle and determine that we have an excess supply of such product or it is defective, it is then sold in bulk to mechanical remanufacturers. We refer to these items as core products. The majority of these products are transferred to our core facility in Houston, Texas where we sort them by product and model type. Examples of such products are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors.

When we procure aftermarket products, we focus on aftermarket products that are in the most demand by the insured repair market. Our most popular aftermarket products are head lamps, tail lamps, grilles, hoods, and mirrors. We also focus on aftermarket products that would best complement our recycled OEM product inventory.

Our Customers

Insurance Companies

We consider automobile insurance companies our customers, as they are a key demand driver for our products. Our products are delivered directly to the repair shop or installer, because insurance companies and extended warranty providers generally do not take receipt of repair parts. While insurance companies do not pay for our products directly, the insurance company does ultimately pay for the repair of the insured vehicle. As a result, the insurance company often exerts significant influence in the decision-making process as to how a damaged vehicle is repaired, and the cost level of the product used in the repair process. Insurance companies are also concerned with customer satisfaction with the repair process and the total time to return the repaired vehicle to its owner.

Repair Shops and Others

We sell the majority of our products wholesale to collision repair shops and mechanical repair shops. The majority of these customers tend to be individually-owned small businesses, although over the last few years there has been a trend toward consolidation resulting in the formation of several national and regional repair companies. We also sell our products to automobile dealerships and fleet management groups. In addition, we sell our products to individual retail customers at our self-service retail locations and at certain of our wholesale recycled OEM and aftermarket product locations.

Remanufacturers

A mechanical part that is not suitable for sale as a replacement part, or that is a product for which we have an excess supply, is sold to mechanical remanufacturers in bulk shipments. Examples of mechanical parts we sell in this manner are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors. Remanufacturers usually are significantly larger companies than repair shops. Our sales to them tend to be large orders and are dependent on their needs for a certain product line.

Our Employees

As of December 31, 2005, we had approximately 3,370 employees performing operational functions and approximately 130 corporate and regional employees. None of our employees is a member of a union or participates in other collective bargaining arrangements.

Our Facilities

Our corporate headquarters are located at 120 North LaSalle Street, Suite 3300, Chicago, Illinois 60602. In February 2004, we entered into a new lease, which became effective on August 1, 2004, to remain in our current office space. The term of the new lease is ten years, but either party can terminate the lease in July 2009. The primary functions performed at our corporate headquarters are financial, accounting, treasury, marketing, business development, human resources, information systems support, and legal. In addition to our corporate headquarters, we have numerous operating facilities that handle recycled OEM products, aftermarket products, and self-service retail products.

Recycled OEM Parts

Our wholesale recycled OEM parts facilities are located among eight geographic regions. A typical facility has processing, sales and distribution operations, including a large warehouse with multiple bays to dismantle vehicles, indoor and outdoor storage areas, and administrative and sales offices. Equipment typically used at each facility includes hydraulic lifts, forklifts and loaders, and hand tools to dismantle vehicles. We also have facilities that operate primarily as redistribution centers. As of March 1, 2006, we conducted our wholesale recycled OEM parts operations from 65 facilities, 52 of which include a combination of processing, sales and redistribution operations, and 13 of which are primarily redistribution facilities. We also have three recycled OEM parts facilities in San Jose, Costa Rica; Guatemala City, Guatemala; and Xela, Guatemala.

Aftermarket Parts

We conduct our aftermarket parts business from facilities that serve as sales, warehousing or distribution centers for these parts. As of March 1, 2006, we conducted our aftermarket parts operations from approximately  45  facilities. The largest of these facilities are located in Columbus, Ohio; Charlotte, North Carolina; Dallas, Texas; Oakland, California; Pennsauken, New Jersey; Totowa, New Jersey; Landover, Maryland; Atlanta, Georgia; Chicago, Illinois; Webster, Massachusetts and Topeka, Kansas.

Self-Service Retail Parts

Our self-service retail parts facilities typically consist of several acres of vehicles stored outdoors and a retail building through which customers access the vehicles. As of March 1, 2006, we conducted our self-service retail parts operations from 12 facilities in the United States.

Competition

We operate in a highly competitive industry. We consider all suppliers of light vehicle products to be competitors, including participants in the recycled OEM product market, OEMs, parts remanufacturers, and suppliers of aftermarket products. We believe the principal areas of competition in our industry include pricing, product quality, service, and availability of inventory.

We compete with more than 6,000 domestic light vehicle product recyclers, most of which are single-unit operators. We believe most of the light vehicle parts recyclers in the U.S. have less than $3.0 million in annual revenue. In some markets, smaller competitors have organized affiliations to share marketing and distribution resources. Greenleaf LLC, a light vehicle recycling business, started by Ford Motor Company, is our largest competitor in the light vehicle OEM product recycling business. Schnitzer Steel Industries, Inc., a company with operations in the steel manufacturing, metals recycling, and vehicle product recycling businesses, reported that it purchased Greenleaf on September 30, 2005. Schnitzer Steel is a significant operator in the self-service retail recycling business.

We also compete with distributors of aftermarket collision light vehicle products. The largest distributor of these products in the U.S. is Keystone Automotive Industries, Inc.

Manufacturers of new original equipment parts sell the majority of light vehicle replacement products. We believe, however, that as the insurance and repair industries come to appreciate the advantages of recycled OEM and aftermarket products, those products can account for a larger percentage of total vehicle replacement product sales.

Information Technology

We use a single third party facility management system in most of our wholesale recycled OEM operations. We believe that a single system helps us with the continued implementation of standard operating procedures, training efficiency, employee transferability, access to a national inventory database, management reporting, and data storage. It also eliminates the need to create multiple versions of proprietary applications and systems support processes.

The major features of our facility management system include inventory control, customer selling and billing, sales analysis, vehicle tracking, and profitability reporting. The system also supports an electronic exchange system for identifying and locating parts at other selected recyclers and facilitates brokered sales to fill customer orders for items not in stock.

We have separate third party providers for our financial systems such as financial and budget reporting, general ledger accounting, accounts payable, payroll, and fixed assets. We utilize the same common financial systems throughout the majority of our operations.

We currently protect our local customer, inventory, and corporate consolidated data, such as financial information, e-mail files, and other user files, with daily backups. These backups are stored off site with a third party data protection vendor.

We have consolidated our facility management systems onto regional system platforms. The hardware for all such platforms is located at a single data center. The center is in a secure environment with around-the-clock monitoring; redundant power backup; and multiple, diverse data and telecommunication routing. Facility management system data is “mirrored” (replicated) off site in real time to a disaster recovery facility located in a different part of the country. This disaster recovery facility is also housed in a secure environment with around-the-clock monitoring; redundant power backup; and multiple, diverse data and telecommunications routing.

Currently our aftermarket and self-service retail operations each use a separate facility management system.

Regulation

Environmental Compliance

Our operations and properties, including the maintenance of our delivery vehicles, are subject to extensive federal, state, and local environmental protection and health and safety laws and regulations. These environmental laws govern, among other things, the emission and discharge of hazardous materials into the ground, air, or water; the exposure to hazardous materials; and the generation, handling, storage, use, treatment, identification, transportation, and disposal of industrial by-products, waste water, storm water, and mercury and other hazardous materials.

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

Contamination resulting from vehicle recycling processes can include soil and ground water contamination from the release, storage, transportation, or disposal of gasoline, motor oil, antifreeze, transmission fluid, CFCs from air conditioners, other hazardous materials, or metals such as aluminum, cadmium, chromium, lead, and mercury. Contamination can migrate on-site or off-site which can increase the risk, and the amount, of any potential liability.

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

When we identify a potential material environmental issue during our acquisition due diligence process, we analyze the risks, and, when appropriate, perform further environmental assessment to verify and quantify the extent of the potential contamination. Furthermore, where appropriate, we have established financial reserves for certain environmental matters. In addition, at times we, or one of the sellers from whom we purchased a business, have undertaken remediation projects. We do not anticipate, based on currently available information and current laws, that we will incur liabilities in excess of reserves to address environmental matters. However, in the event we discover new information or if laws change, we may incur significant liabilities, which may exceed our reserves.

Title Laws

In some states, when a vehicle is deemed a total loss, a salvage title is issued. Whether states issue salvage titles is important to the light vehicle recycling industry because an increase in vehicles that qualify as salvage vehicles provides greater availability and typically lowers the price of such vehicles. Currently, these titling issues are a matter of state law. In 1992, the U.S. Congress commissioned an advisory committee to study problems relating to vehicle titling, registration, and salvage. Since then, legislation has been introduced seeking to establish national uniform requirements in this area, including a uniform definition of a salvage vehicle. The light vehicle recycling industry will generally favor a uniform definition, since it will avoid inconsistencies across state lines, and will generally favor a definition that expands the number of damaged vehicles that qualify as salvage. However, certain interest groups, including repair shops and some insurance associations, may oppose this type of legislation. National legislation has not yet been enacted in this area, and there can be no assurance that such legislation will be enacted in the future.

National Stolen Passenger Motor Vehicle Information System

In 1992, Congress enacted the Anti Car Theft Act to deter trafficking in stolen vehicles. This law included the establishment of the National Stolen Passenger Motor Vehicle Information System to track and monitor stolen automotive parts. In April 2002, the Department of Justice published for comment proposed regulations to implement the National Stolen Passenger Motor Vehicle Information System. The proposed regulations require, among other things, that insurance companies, salvagers, dismantlers, recyclers, and repairers inspect salvage vehicles for the purpose of collecting the vehicle identification number and the part number for any “covered major part” that possesses the vehicle identification number. The requirement to collect this information would place substantial burdens on light vehicle recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may further discourage the use by such shops of recycled products. The Department of Justice’s comment period for the proposed regulations ended in June 2002, but final regulations have not been issued.

Legislation Affecting Automotive Repair Parts

Most states have laws that restrict the use of aftermarket parts in collision repair work. These restrictions range from the requirement to disclose to the vehicle owner the use of aftermarket parts in the repair process to the requirement to have aftermarket parts certified by an independent testing organization. Some jurisdictions have laws that prohibit or restrict the sale of certain recycled OEM products that we provide, such as airbags. Additional laws of this kind may be introduced in the future. An increase in the number of states passing such legislation or the passing of legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse impact on our business. Additionally, Congress could enact federal legislation restricting the use of aftermarket and recycled automotive parts in the repair process.

ITEM 1A.   RISK FACTORS

Risks Relating to Our Business

We face intense competition from local, national, and internet-based light vehicle products providers, and this competition could negatively affect our business.

The light vehicle replacement products industry is highly competitive and is served by numerous suppliers of OEM products, recycled OEM products, and aftermarket products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national providers, and internet-based suppliers. Providers of light vehicle replacement products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of light vehicle replacement products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries. In certain regions of the U.S., local light vehicle recycling companies have formed cooperative efforts to compete in the recycled OEM products industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.

An adverse change in our relationships with auction companies or our suppliers could increase our expenses and hurt our relationships with our customers.

Most of our salvage inventory consists of vehicles offered at salvage auctions by several companies that own auction facilities in numerous locations across the U.S. We do not have contracts with any auction company. According to industry analysts, three companies control over 50% of the salvage auction market in the U.S. In some localities, the automotive auction business may be even more highly concentrated. If an auction company prohibited us from participating in its auctions, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, auction companies have begun to allow bids to be submitted on salvage vehicles through the internet, which increases the number of potential bidders and may increase our cost of goods sold for recycled OEM products.

We also acquire some of our inventory directly from insurance companies, original equipment manufacturers, aftermarket parts manufacturers, and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.

In addition, we purchase aftermarket parts primarily from foreign manufacturers in Taiwan. In the event that our business relationships with these suppliers deteriorated or terminated, or in the event that the importing of products into the U.S. from Taiwan or the exporting of products by Taiwan to the U.S. was disrupted, our business could be adversely affected through higher costs or the resulting inability to service our customers.

We may not be able to sell our products due to existing or new laws and regulations prohibiting or restricting the sale of recycled OEM or aftermarket products.

Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled OEM products that we provide, such as airbags. These and other jurisdictions could enact similar laws or could prohibit or severely restrict the sale of additional recycled OEM products. Restrictions on the products we are able to sell could decrease our revenue and have an adverse effect on our business and operations.

We became involved in the aftermarket products business upon the closing of an acquisition in February 2004. Since 1998, most states have passed laws that prohibit or limit the use of aftermarket products in collision repair work and/or require enhanced disclosure or vehicle owner consent before using aftermarket products in such repair work. Additional bills of this kind may be introduced in the future. If additional laws prohibiting or restricting the use of aftermarket products are passed, it could have an adverse impact on our aftermarket products business.

Certain organizations test the quality and safety of light vehicle replacement products. In the event that such organizations decide that a particular vehicle product does not meet applicable quality or safety standards, we may decide to discontinue sales of such product or insurance companies may decide to discontinue authorization of repairs using such product. Such events could adversely affect our business.

If our business relationships with insurance companies end, we may lose important sales opportunities.

We rely on business relationships with certain insurance companies. These insurance companies encourage vehicle repair facilities to use products we provide. Our arrangements with these companies may be terminated at any time. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.

We are subject to environmental regulations and incur costs relating to environmental matters.

We are subject to various federal, state, and local environmental protection and health and safety laws and regulations governing, among other things:

•       the emission and discharge of hazardous materials into the ground, air, or water;

•       the exposure to hazardous materials; and

•       the generation, handling, storage, use, treatment, identification, transportation, and disposal of industrial by-products, waste water, storm water, and mercury and other hazardous materials.

We are also required to obtain environmental permits from governmental authorities for certain of our operations. If we violate or fail to obtain or comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators. We could also become liable if employees or other third parties are improperly exposed to hazardous materials.

Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at, or migration to or from, our or our predecessors’ past or present facilities and at third party waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances.

Environmental laws are complex, change frequently, and have tended to become more stringent over time. Our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations, or financial condition.

Governmental agencies may refuse to grant or renew our operating licenses and permits.

Our operating subsidiaries must receive certain licenses and permits from state and local governments to conduct their operations. When we develop or acquire a new facility, we must seek the approval of state and local units of government. Governmental agencies often resist the establishment of a vehicle recycling facility in their communities. There can be no assurance that future approvals or transfers will be granted. In addition, there can be no assurance that we will be able to maintain and renew the licenses and permits our operating subsidiaries currently hold.

Proposed regulations under the National Stolen Passenger Motor Vehicle Information System could harm our business.

In 1992, Congress enacted the Anti Car Theft Act to deter trafficking in stolen vehicles. This law included the establishment of the National Stolen Passenger Motor Vehicle Information System to track and monitor stolen automotive parts. In April 2002, the Department of Justice published for comment proposed regulations to implement this system. The proposed regulations require, among other things, that insurance companies, salvagers, dismantlers, recyclers, and repairers inspect salvage vehicles for the purpose of collecting the vehicle identification number and the part number for any covered major part that possesses the vehicle identification number. The requirement to collect this information would place burdens and costs on us that otherwise would not normally exist, and could discourage our customers from purchasing our products if the proposed regulations are adopted.

We could be subject to product liability claims.

If customers of repair shops that purchase our products are injured or suffer property damage, we could be subject to product liability claims. The successful assertion of this type of claim could have an adverse effect on our business or financial condition.

We may lose business if recent litigation involving the use of aftermarket parts results in insurance companies modifying arrangements affecting the use of recycled OEM or aftermarket products in the repair process.

In an Illinois lawsuit involving State Farm Mutual Automobile Insurance Company (“Avery v. State Farm”), a jury decided in October 1999 that State Farm breached certain insurance contracts with its policyholders by using non-OEM parts to repair damaged vehicles when use of such parts did not restore the vehicle to its “pre-loss condition.” The jury found that State Farm misled its customers by not disclosing the use of non-OEM parts and the alleged inferiority of those parts. The jury assessed damages against State Farm of $456 million, and the judge assessed an additional $730 million of disgorgement and punitive damages for violations of the Illinois Consumer Fraud Act. In April 2001, the Illinois Appellate Court upheld the verdict but reduced the damage award by $130 million because of duplicative damage awards. On August 18, 2005, the Illinois Supreme Court reversed the awards made by the circuit court and found, among other things, that the plaintiffs had failed to establish any breach of contract on the part of State Farm. As a result of this case, some insurance companies had reduced or eliminated their use of aftermarket products. Although our products are primarily recycled OEM parts, we entered the aftermarket products business through an acquisition in February 2004. Because the decision by the Illinois Supreme Court was rendered so recently, we are uncertain how the decision will affect the practices of insurance companies in the future, but our financial results could be affected, perhaps adversely, if insurance companies modified or terminated the arrangements pursuant to which repair shops buy aftermarket or recycled OEM products from us due to a fear of similar claims with respect to such products.

If the number of vehicles involved in accidents declines, our business could suffer.

Because our business depends on vehicle accidents for both the supply of recycled OEM products and the demand for repairs using our products, factors which influence the number and/or severity of accidents, including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the use of cellular telephones and other electronic equipment by drivers, the congestion of traffic, the occurrence and severity of certain weather conditions, the use of alcohol and drugs by drivers, and the condition of roadways, impact our business. In this regard, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones while driving and such restrictions could lead to a decline in accidents. Moreover, rising fuel prices may cause the number of vehicles on the road to decline as motorists seek alternative transportation options and this also could lead to a decline in accidents.

We may not be able to successfully acquire new operations or integrate future acquisitions, which could cause our business to suffer.

We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. If we buy a company or a division of a company, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

•       the key personnel of the acquired company may decide not to work for us;

•       we may experience business disruptions as a result of information technology systems conversions;

•       we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;

•       we may be held liable for environmental risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•       our ongoing business may be disrupted or receive insufficient management attention; and

•       we may not be able to realize the cost savings or other financial benefits we anticipated.

In connection with future acquisitions, we may assume the liabilities of the companies we acquire. These liabilities, including liabilities for environmental-related costs, could materially and adversely affect our business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.

Our credit facility imposes certain operating and financial restrictions on us and our subsidiaries and requires us to meet certain financial tests.

Our credit facility contains certain operating and financial restrictions that limit or prohibit us from engaging in certain transactions, including the following:

•       incurring or guarantying additional debt;

•       paying dividends or other distributions to our stockholders or redeeming, repurchasing, or retiring our capital stock or subordinated obligations;

•       making investments and capital expenditures;

•       creating liens on our assets;

•       selling, transferring, leasing, licensing, or otherwise disposing of assets other than in the ordinary course of business;

•       engaging in transactions with stockholders and affiliates;

•       engaging in mergers, consolidations, or acquisitions;

•       engaging in any material line of business substantially different from, and unrelated to, those lines of business currently carried on by us; and

•       making changes to our equity capital structure or amending our certificate of incorporation, bylaws, or any stockholder rights agreement.

The credit facility also requires that we satisfy certain financial tests. The failure to comply with any of these covenants would cause a default under the credit facility. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facility or it may not be on terms that are acceptable to us.

Our future capital needs may require that we seek debt financing or additional equity funding that, if not available, could cause our business to suffer.

We may need to raise additional funds in the future to, among other things, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations. If we fail to raise capital when needed, our business will be negatively affected.

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

We rely on information technology in critical areas of our operations and a disruption relating to such technology could harm our business.

We use information technology systems owned by other companies for management of our facilities and our financial functions. In the event that the providers of these systems terminate their relationships with us, we could suffer disruptions to our operations.

In addition, we continually monitor these systems to find areas for improvement. In the event that we decided to switch providers or to implement our own systems, we may also suffer disruptions to our business. We may be unsuccessful if we try to develop our own systems, and we may underestimate the costs and expenses of developing and implementing our own systems. Also, our revenue may be hampered during the period of implementing an alternative system, which period could extend longer than we anticipated.

If we experience problems with our fleet of trucks, our business could be harmed.

We use a fleet of trucks to deliver the majority of the products we sell. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, availability and price of fuel, liabilities arising from accidents to the extent we are not covered by insurance, and insurance premium increases. In addition, our failure to deliver products in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. As of December 31, 2005, our total goodwill, subject to future impairment testing, was approximately $181.8 million.

Challenges to the validity of aftermarket products could adversely effect our business.

Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The original equipment manufacturers have brought such claims in federal court and with the United States International Trade Commission. To the extent that the original equipment manufacturers are successful with these claims, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business.

Risks Relating to Our Common Stock

Our executive officers, directors, and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

As of December 31, 2005, our executive officers, directors, and their affiliates, in the aggregate, beneficially owned approximately 21% of our common stock. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation, and certain significant corporate transactions. These stockholders may take these actions even if they are opposed by our other stockholders. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that may be viewed as beneficial to us or our other stockholders.

Future sales of our common stock may depress our stock price.

We and our stockholders may sell shares of common stock in the future. We may also issue shares of common stock in connection with the exercise of outstanding options or in connection with future acquisitions. Certain of our existing stockholders are parties to a registration rights agreement that provides such holders with the right to require us to effect the registration of their shares of common stock in specific circumstances. In addition, if we propose to register any of our common stock under the Securities Act of 1933, whether for our own account or otherwise, some existing stockholders may be entitled to include their shares of common stock in that registration. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the price of our common stock. Sales of substantial amounts of common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the price of our common stock to fall.

Delaware law and our charter documents may impede or discourage a takeover, which could affect the price of our stock.

The anti-takeover provisions of our certificate of incorporation and bylaws and Delaware law could, together or separately, impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our certificate of incorporation and bylaws have provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. Our incorporation under Delaware law and these provisions could also impede a merger, takeover, or other business combination involving us or discourage a potential acquiror from making a tender offer for our common stock, which, under certain circumstances, could reduce the price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our properties are described in “Item 1—Business—Our Facilities” above, and such description is incorporated by reference to this Item 2. Our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space to conduct operations or additional office space, as needed, on terms acceptable to us.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “LKQX.” At December 31, 2005, there were approximately 75 record holders of our common stock. We became a public company and began trading on the Nasdaq National Market on October 3, 2003. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on the Nasdaq National Market.

	High	Low
2003
Fourth Quarter	$9.25	$7.00
2004
First Quarter	10.22	8.10
Second Quarter	10.10	8.46
Third Quarter	9.57	8.25
Fourth Quarter	10.46	6.64
2005
First Quarter	10.09	8.25
Second Quarter	14.03	9.45
Third Quarter	16.15	12.90
Fourth Quarter	17.83	14.00

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

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	7,295,670	$6.81	4,493,820
Equity compensation plans not approved by stockholders	221,000	$5.00	0
Total	7,516,670	$6.76	4,493,820

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$250,462	$287,125	$327,974	$424,756	$547,392
Cost of goods sold	132,520	154,574	174,238	227,140	289,788
Gross Margin	117,942	132,551	153,736	197,616	257,604
Facility and warehouse expenses	32,674	35,778	38,679	47,815	60,113
Distribution expenses	24,621	28,530	35,263	47,927	61,480
Selling, general and administrative expenses	39,638	42,385	48,289	60,095	74,495
Depreciation and amortization	7,897	5,014	5,446	6,872	8,574
Total operating expenses	104,830	111,707	127,677	162,709	204,662
Operating income	13,112	20,844	26,059	34,907	52,942
Other (income) expense
Interest, net	5,082	2,908	2,023	1,505	1,887
Other, net	(139)	(332)	(117)	(455)	(628)
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	8,169	18,268	24,153	33,857	51,683
Provision for income taxes	3,939	7,263	9,577	13,284	20,796
Income (loss) before cumulative effect of change in accounting principle	4,230	11,005	14,576	20,573	30,887
Cumulative effect of change in accounting principle, net of tax(a)	—	(49,899)	—	—	—
Net income (loss)	$4,230	$(38,894)	$14,576	$20,573	$30,887
Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.12	$0.31	$0.45	$0.51	$0.70
Net income (loss)	$0.12	$(1.10)	$0.45	$0.51	$0.70
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.11	$0.28	$0.40	$0.46	$0.63
Net income (loss)	$0.11	$(1.00)	$0.40	$0.46	$0.63
Shares used in per share calculation basic(b)	35,311	35,308	32,536	40,105	44,019
Shares used in per share calculation diluted(b)	37,484	38,798	36,516	44,827	48,715

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Other Financial Data:
Net cash provided by (used in) operating activities	$12,059	$17,740	$20,949	$25,901	$37,533
Net cash used in investing activities	(3,516)	(6,746)	(12,222)	(87,823)	(126,022)
Net cash provided by (used in) financing activities	(11,060)	(11,997)	6,770	47,452	90,050
Capital expenditures(c)	3,809	8,402	13,200	93,025	136,342
Depreciation and amortization	7,897	5,014	5,446	6,872	8,574
EBITDA(d)	21,148	26,190	31,622	42,234	62,144

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Total assets	$227,217	$176,747	$203,154	$288,275	$439,426
Working capital	16,861	50,670	74,184	77,879	103,776
Long-term obligations, including current portion	43,962	34,205	3,997	50,262	47,477
Stockholders’ equity	160,105	121,129	174,011	204,071	341,220

(a)           We recorded a non-cash Goodwill impairment charge of $49,899,000 in 2002.

(b)           We repurchased 4,000,000 shares of our common stock in February 2003 and repurchased an additional 3,114,996 shares of our common stock in May 2003. In addition, we sold 10,000,000 shares of our common stock on October 2, 2003 in connection with our initial public offering. Accordingly, the shares used in the per share calculation for basic and diluted earnings per share in 2003 do not fully reflect the impact of these transactions. We also sold 6,435,000 shares of our common stock on October 4, 2005 in connection with a follow-on public offering. Accordingly, the shares used in the per share calculation for basic and diluted earnings per share in 2005 do not fully reflect the impact of this transaction.

(c)            Includes acquisitions and non-cash property additions.

(d)          EBITDA consists of income (loss) before provision for income taxes and cumulative effect of change in accounting principle plus depreciation and amortization, interest expense, and stockholder loan guarantee fee, less interest income. We have presented EBITDA information solely as a supplemental disclosure because we believe it provides a helpful analysis of our operating results. EBITDA should not be construed as an alternative to operating income, net income (loss) or net cash provided by (used in) operating activities, as determined in accordance with accounting principles generally accepted in the United States. In addition, not all companies that report EBITDA information calculate EBITDA in the same manner as we do and, accordingly, our calculation is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

The following table reconciles EBITDA to net income (loss):

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Net income (loss)	$4,230	$(38,894)	$14,576	$20,573	$30,887
Cumulative effect of change in accounting principle, net of tax	—	49,899	—	—	—
Depreciation and amortization	7,897	5,014	5,446	6,872	8,574
Interest, net	5,082	2,908	2,023	1,505	1,887
Provision for income taxes	3,939	7,263	9,577	13,284	20,796
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$21,148	$26,190	$31,622	$42,234	$62,144

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Acquisitions

Since our inception in 1998 we have pursued a growth strategy of both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. Our principal focus for acquisitions is companies that will expand our geographic presence and our ability to provide a wider choice of alternative light vehicle replacement products and services to our customers.

During 2003, we acquired three automotive recycling businesses located in upstate New York, California and Nevada, respectively, for an aggregate of approximately $3.3 million in cash, $0.2 million in notes issued and 100,000 redeemable shares of our common stock. These business acquisitions enabled us to serve new market areas.

During 2004, we acquired six businesses (five in the recycled OEM automotive parts business and one in the aftermarket automotive parts business) for an aggregate of approximately $61.7 million in cash, $2.4 million in notes issued and 373,396 shares of our common stock. These business acquisitions enabled us to serve new markets, expand our presence in certain markets, become a significant provider of aftermarket automotive replacement parts and become a provider of self-service retail automotive parts. One of the acquisitions had operations in Guatemala and Costa Rica. The revenue of the Central American businesses is not material, but we are using these facilities as a platform to sell certain types of products into Central America from our U.S. based recycled OEM automotive replacement parts facilities.

During 2005, we acquired eight businesses (four in the recycled OEM automotive parts business and four in the aftermarket automotive parts business) for an aggregate of approximately $105.2 million in cash, $6.4 million in notes issued and $9 million contingently payable based on the achievement of certain future financial results. These business acquisitions enabled us to serve new markets and expand our presence in existing markets.

In the first quarter of 2006, we completed an acquisition in the wheel refurbishment and distribution business, with four locations for the refurbishment and distribution of wheels and two additional distribution locations. This acquisition allows us to expand our product offerings to our customers. We also acquired three recycled OEM automotive parts businesses (two in the self-serve retail business) in the first quarter. These business acquisitions enable us to expand our presence in existing markets and serve new market areas.

Sources of Revenue

Since 2003, our revenue from the sale of light vehicle replacement products and related services has ranged between 90% and 93% of our total revenue. We sell the majority of our light vehicle replacement products to collision repair shops and mechanical repair shops. Our light vehicle replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, headlights, and taillights. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day-to-day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2003, approximately 7% to 10% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, and sales of damaged vehicles that we sell to vehicle repairers.

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

Cost of Goods Sold

Our cost of goods sold for recycled OEM products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2003, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 10% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as other costs to acquire, including import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors located primarily overseas, with the majority of our overseas vendors located in Taiwan.

In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2003, the revenue from brokered products that we sell to our customers has ranged from 7% to 10% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during 2004 and 2005 was as follows (in thousands):

Balance as of January 1, 2004	$235
Warrant expense	2,011
Warranty claims	(1,966)
Balance as of December 31, 2004	280
Warranty expense	2,507
Warranty claims	(2,452)
Balance as of December 31, 2005	$335

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

Our selling and marketing expenses primarily include our advertising, promotion, and marketing costs; salary and commission expenses for sales personnel; sales training; telephone and other communication expenses; and bad debt expense. Since 2003, personnel costs have accounted for approximately 80% of our selling and marketing expenses. Most of our recycled OEM product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.

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

Revenue Recognition

We recognize and report revenue from the sale of light vehicle replacement products when they are shipped and title has transferred, subject to a reserve for returns, discounts, and allowances that management estimates based upon historical information. A replacement product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold.

We also sell separately priced extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts.

Warranty Reserves

We issue a standard six-month warranty against defects on some of our mechanical products. We record an accrual for standard warranty claims at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. We analyze historical warranty claim activity by referencing the claims made and aging them from the original product sale date. We use this information to project future warranty claims on actual products sold that are still under warranty at the end of an accounting period. A 10% increase in our historical 2005 annual warranty claims would result in an additional annual expense of approximately $0.2 million.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at December 31, 2005 was approximately $2.1 million, which represents 5.0% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2005 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million. Our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits, and monitoring policies. We also have certain customers that pay for products at the time of delivery.

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

We utilize outside professionals in the valuation industry to validate our assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of December 31, 2005, we had $181.8 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2005, 2004 and 2003. A 10% decrease in the fair value estimates used in the fourth quarter of 2005 impairment test would not have changed this determination.

Impairment of Long-Lived Assets

We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. If our review indicates that the carrying value of long-lived assets is not recoverable, we reduce the carrying amount of the assets to fair value. We have had no adjustments to the carrying value of long-lived assets in 2005, 2004, or 2003.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability, and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the open policy years, we would have an additional expense of approximately $8.9 million.

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

We record a provision for taxes based upon our expected annual effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.2 million, $0.5 million, and $0.7 million at December 31, 2003 and 2004 and 2005, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Under the standard, companies will no longer be able to account for stock-based employee compensation using the intrinsic value method in accordance with APB No. 25. Instead, SFAS 123R requires the adoption of a fair-value method of accounting for stock-based employee compensation. SFAS 123R is effective for us as of January 1, 2006. We have historically accounted for stock-based compensation to employees under APB No. 25’s intrinsic value method and accordingly, have generally not recognized compensation expense for options granted to employees. We will adopt the provisions of SFAS 123R using the modified prospective method, in which prior periods are not restated and compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to our initial public offering in October 2003 is recognized prospectively based on SFAS 123. In applying the fair value concepts of SFAS 123R, we will be required to choose among alternative valuation models and other assumptions. Our current estimates concerning 2006 indicate we will recognize equity-based compensation expense of approximately $0.03 per diluted share. This amount is subject to revisions as we finalize our assumptions, including the amount of future awards and forfeiture rates. SFAS 123R also requires us to calculate the pool of excess tax benefits available to absorb tax deficiencies that arise subsequent to adopting SFAS 123R (the “APIC Pool.”) We are currently evaluating the acceptable methods for calculating our APIC Pool. SFAS 123R further requires that the benefits of tax deductions in excess of recognized book compensation expense be reported as a financing cash flow item as opposed to an operating cash flow item. We cannot estimate what the future tax benefits will be as the amounts depend on, among other things, future employee stock option exercises and the price of our stock if and when such exercises occur.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirements—an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies that uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. We have adopted FIN 47 and its adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Segment Reporting

Over 99% of our operations are conducted in the U.S. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the U.S. are not material. We manage our operations geographically. Our light vehicle replacement products operations are organized into nine operating segments, eight for recycled OEM products and one for aftermarket products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our light vehicle replacement products operations account for over 90% of our revenue, earnings, and assets.

Results of Operations

The following table sets forth statement of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Statement of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	52.9%	53.5%	53.1%
Gross margin	47.1%	46.5%	46.9%
Facility and warehouse expenses	11.0%	11.3%	11.8%
Distribution expenses	11.2%	11.3%	10.8%
Selling, general and administrative expenses	13.6%	14.1%	14.7%
Depreciation and amortization	1.6%	1.6%	1.7%
Operating income	9.7%	8.2%	7.9%
Other expense, net	0.2%	0.2%	0.6%
Income before provision for income taxes	9.4%	8.0%	7.4%
Net income	5.6%	4.8%	4.4%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue.   Our revenue increased 28.9%, from $424.8 million in 2004 to $547.4 million in 2005. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions. Organic revenue growth was approximately 12.2% in 2005. We continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. We have also continued to integrate our aftermarket and recycled parts inventories in more locations in order to provide a wider selection of products to our customers. Business acquisitions completed in 2005 and the full year impact of our 2004 acquisitions accounted for approximately $70.6 million of incremental revenue for the year.

Cost of Goods Sold.   Our cost of goods sold increased 27.6%, from $227.1 million in 2004 to $289.8 million in 2005. As a percentage of revenue, cost of goods sold decreased from 53.5% to 52.9%. The increase in cost of goods sold was primarily due to increased volume of products sold. The decrease in cost of goods sold percentage was due primarily to improved pricing and availability of wholesale salvage vehicles, coupled with improved procurement and inventory management.

Gross Margin.   Our gross margin increased 30.4%, from $197.6 million in 2004 to $257.6 million in 2005. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin increased from 46.5% to 47.1%. Our gross margin as a percentage of revenue increased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.   Facility and warehouse expenses increased 25.7%, from $47.8 million in 2004 to $60.1 million in 2005. Our acquisitions accounted for $9.1 million of the increase. Our remaining facility and warehouse expenses increased primarily due to higher wages resulting from increased headcount and incentive compensation expense for field personnel, and higher repairs and maintenance and supplies expenses. As a percentage of revenue, facility and warehouse expenses decreased from 11.3% to 11.0%.

Distribution Expenses.   Distribution expenses increased 28.3%, from $47.9 million in 2004 to $61.5 million in 2005. Our acquisitions accounted for $7.2 million of the increase. Our remaining distribution expenses increased as we operated approximately 8% more daily transfer routes between our salvage facilities due to the increase in parts volume. For the year ended December 31, 2005, we increased the amount of product we moved between our facilities by approximately 24%, the majority of which was on our own transfer trucks. In addition, higher wages primarily from an increase in the number of employees, increased fuel costs, auto insurance, truck rentals and repairs, delivery supplies, and contracted salvage transfer services, partially offset by lower freight costs, accounted for the remaining growth in distribution expenses. Fuel prices increased approximately 33% in 2005 compared to 2004. While fuel costs accounted for approximately $2.3 million of the increase in distribution expenses, they represented only 1.7% of our consolidated revenue. We renegotiated our freight rates with substantially all of our common carriers in the fourth quarter of 2004, and we directed our sales force to recoup more of our shipping and handling costs. As a percentage of revenue, our distribution expenses decreased from 11.3% to 11.2%.

Selling, General, and Administrative Expenses.   Selling, general, and administrative expenses increased 24.0%, from $60.1 million in 2004 to $74.5 million in 2005. Our acquisitions accounted for $8.0 million of the increase. The majority of the remaining expense increase was a result of an increase in labor and labor-related expenses of $3.3 million due primarily to increased headcount, increased incentive compensation expense of $1.1 million, higher insurance and legal claims experience of $0.9 million, and higher sales promotion, bad debts, telephone and e-commerce expenses, partially offset by lower costs associated with being a public company. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. We incurred approximately $2.5 million in costs related to being a public company in 2005 compared to $2.8 million in 2004. The cost reductions were primarily from lower premiums for directors’ and officers’ liability insurance, and lower accounting and legal fees. As a percentage of revenue our selling, general, and administrative expenses decreased from 14.1% to 13.6%.

Depreciation and Amortization.   Depreciation and amortization increased 24.8%, from $6.9 million in 2004 to $8.6 million in 2005. Our acquisitions accounted for $1.0 million of the increase in depreciation and amortization. As a percentage of revenue, depreciation and amortization was 1.6% in 2005 and 2004.

Operating Income.   Operating income increased 51.7%, from $34.9 million in 2004 to $52.9 million in 2005. As a percentage of revenue, operating income increased from 8.2% to 9.7%.

Other (Income) Expense.   Net other expense increased 19.9%, from $1.1 million in 2004 to $1.3 million in 2005. Net interest expense increased 25.3% to $1.9 million in 2005 from $1.5 million in 2004. Interest expense was related primarily to debt incurred to fund acquisitions. The increase in net interest expense was due to both higher average debt levels and interest rates in 2005. In addition, included in interest expense in 2004 was $0.3 million in debt issuance costs that were written off. These costs were attributable to our previous secured bank credit facility that was terminated in February 2004. See “Liquidity and Capital Resources” below for further discussion of changes in our bank credit facilities. Included in other income in 2005 was approximately $0.3 million in gain on the sale of investment securities. Included in other income in 2004 are approximately $0.4 million of proceeds from a corporate owned life insurance policy. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. As a percentage of revenue, net other expense was 0.2% in 2005 and 2004.

Provision for Income Taxes.   The provision for income taxes increased 56.6%, from $13.3 million in 2004 to $20.8 million in 2005 due primarily to improved operating results. Our effective tax rate was 40.2% in 2005 and 39.2% in 2004. The increase in our effective income tax rate in 2005 was due primarily to the receipt of nontaxable life insurance proceeds of approximately $0.4 million in the fourth quarter of 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue.   Our revenue increased 29.5%, from $328.0 million in 2003 to $424.8 million in 2004. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions. Organic revenue growth was approximately 11.0% in 2004. We continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Business acquisitions completed in 2004 accounted for approximately $60.3 million of incremental revenue for the year.

Cost of Goods Sold.   Our cost of goods sold increased 30.4%, from $174.2 million in 2003 to $227.1 million in 2004. The increase was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 53.1% to 53.5%. The increase in cost of goods sold percentage was due primarily to a change in inventory mix to higher end salvage during the third quarter and lower recovery on our shipping and handling costs.

Gross Margin.   Our gross margin increased 28.5%, from $153.7 million in 2003 to $197.6 million in 2004. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 46.9% to 46.5%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold. We shifted our buying in the fourth quarter to a lower average cost vehicle than we were purchasing earlier in the year and refocused our sales force to recoup more of our shipping and handling costs through higher billings for these items. As a result, we saw our gross margin improve in the fourth quarter compared to our third quarter.

Facility and Warehouse Expenses.   Facility and warehouse expenses increased 23.6%, from $38.7 million in 2003 to $47.8 million in 2004. Our 2004 acquisitions accounted for $8.4 million of the increase. Our remaining facility and warehouse expenses increased primarily due to higher wages resulting from increased headcount and higher repairs and maintenance expenses. This increase was partially offset by lower incentive compensation expense for field personnel and lower rent expense due to our exercise of purchase options on certain production facilities that we previously leased. As a percentage of revenue, facility and warehouse expenses decreased from 11.8% to 11.3%.

Distribution Expenses.   Distribution expenses increased 35.9%, from $35.3 million in 2003 to $47.9 million in 2004. As a percentage of revenue our distribution expenses increased from 10.8% to 11.3%. Our 2004 acquisitions accounted for $7.5 million of the increase in distribution expenses. Our remaining distribution expenses increased as we increased the number of local delivery trucks by approximately 5.4%. We also operated 11.6% more daily transfer routes between our facilities due to the increase in parts volume. For the year ended December 31, 2004 we increased the amount of product we moved between our facilities by approximately 30%, the majority of which was on our own transfer trucks. In addition, higher wages primarily from an increase in the number of employees, increased fuel costs, truck rentals and repairs, delivery supplies, contracted salvage transfer services, and freight costs accounted for the remaining growth in distribution expenses. We renegotiated our freight rates with substantially all of our common carriers in the fourth quarter of 2004, and we directed our sales force to recoup more of our shipping and handling costs.

Selling, General, and Administrative Expenses.   Selling, general, and administrative expenses increased 24.4%, from $48.3 million in 2003 to $60.1 million in 2004. Our 2004 acquisitions accounted for $6.4 million of the increase. The majority of the remaining expense increase was due to labor and labor-related expenses and costs associated with being a public company, partially offset by $0.3 million in lower incentive compensation, lower bad debt expenses of $0.4 million, and by improved insurance and legal claims experience of $0.9 million. Our selling expenses tend to rise as revenue increases due to our recycled OEM product commissioned inside sales force. We incurred approximately $2.8 million in costs related to being a public company compared to $0.6 million in 2003. These costs primarily included higher premiums for directors’ and officers’ liability insurance, higher directors’ compensation expense, and higher accounting and legal fees. As a percentage of revenue our selling, general, and administrative expenses decreased from 14.7% to 14.1%.

Depreciation and Amortization.   Depreciation and amortization increased 26.2%, from $5.4 million in 2003 to $6.9 million in 2004. Our 2004 acquisitions accounted for $1.2 million of the increase. As a percentage of revenue our depreciation and amortization decreased from 1.7% to 1.6%.

Operating Income.   Operating income increased 34.0%, from $26.1 million in 2003 to $34.9 million in 2004. As a percentage of revenue, operating income increased from 7.9% to 8.2%.

Other (Income) Expense.   Net other expense decreased 44.9%, from $1.9 million in 2003 to $1.1 million in 2004. As a percentage of revenue, net other expense decreased from 0.6% to 0.2%. Included in other income are approximately $0.4 million of proceeds from a corporate owned life insurance policy. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. Net interest expense decreased 25.6% to $1.5 million in 2004 from $2.0 million in 2003. In 2004, interest expense was related primarily to debt incurred to fund acquisitions. Included in interest expense in 2004 was $0.3 million in debt issuance costs that were written off. These costs were attributable to our previous secured bank credit facility that was terminated in February 2004. See “Liquidity and Capital Resources” below for further discussion of changes in our bank credit facilities. The decrease in net interest expense was due to both lower average debt levels and interest rates in 2004.

Provision for Income Taxes.   The provision for income taxes increased 38.7%, from $9.6 million in 2003 to $13.3 million in 2004 due primarily to improved operating results. Our effective tax rate was 39.2% in 2004 and 39.7% in 2003. The decrease in our effective income tax rate in 2004 was due primarily to the receipt of nontaxable life insurance proceeds of $0.4 million in the fourth quarter.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At December 31, 2005, we had cash and equivalents amounting to $3.2 million, and we had $38.0 million outstanding under our $135 million unsecured bank credit facility. We generated $37.5 million in cash flow from operating activities in 2005 and based on our current plans, we expect to generate positive cash flow from operating activities for 2006. We believe that cash flow from operating activities and availability under our credit facility will be adequate to fund our short term liquidity needs.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. We acquired approximately 75,000, 85,000, and 97,000 wholesale salvage vehicles in 2003, 2004, and 2005, respectively. In addition, we acquired approximately 27,700 and 55,800 salvage vehicles for our self-service retail operations in 2004 and 2005, respectively. Our purchases of aftermarket parts totaled approximately $23.4 million and $45.2 million in 2004 and 2005, respectively.

We completed the sale of 6.4 million shares of our common stock at a price of $14.50 per share in a public offering in October 2005, as adjusted for our January 2006 two-for-one stock split. This resulted in approximately $87.9 million of cash proceeds to us, net of underwriting discounts and commissions and expenses of the offering. In connection with the offering, certain members of management exercised stock options to purchase 600,000 shares of our common stock, resulting in approximately $2.1 million of proceeds to us. We used all of the proceeds from the offering and the option exercises to pay down our then outstanding bank debt and invested the remaining proceeds in short term cash equivalents until we used them for general corporate purposes, which included three acquisitions completed by the end of the year.

We intend to continue to evaluate markets for potential growth through the internal development of redistribution centers, processing facilities, and aftermarket warehouses, through further integration of aftermarket and recycled OEM product facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions.

Net cash provided by operating activities totaled $37.5 million in 2005, compared to $25.9 million in 2004. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included increases in receivables and inventory, and decreases in accounts payable, partially offset by increases in escrow liabilities, accruals and income taxes payable. Receivables increased due to our increased sales volume, partially offset by repayments of employee relocation loans and other receivables. Inventory increased to support our increased volume and to add aftermarket products to some of our wholesale recycled salvage locations. Accounts payable decreased as we accelerated payments to certain foreign vendors in order to realize improved pricing on certain aftermarket product purchases. Escrow liabilities increased as a result of the deposit in escrow with us of $2.6 million in cash as collateral in connection with an acquisition by us. Accrued liabilities increased primarily due to the timing of wage payments, higher incentive compensation accruals, and higher self-insurance reserves for workers’ compensation and auto liability claims. Income taxes payable increased primarily due to higher levels of taxable income.

Net cash used in investing activities totaled $126.0 million in 2005, compared to $87.8 million in 2004. We invested $103.8 million of cash in eight acquisitions in 2005 compared to $61.6 million in six acquisitions in 2004. We received $2.6 million in proceeds from the escrow deposit. We also realized $0.7 million in increased proceeds from the sale of property and equipment and $0.4 million from the sale of investment securities in 2005.

Net cash provided by financing activities totaled $90.0 million in 2005, compared to $47.5 million in 2004. Included in 2005 net cash amounts is $87.9 million from the sale of 6.4 million shares of common stock in a public offering. Exercises of stock options and warrants totaled $11.8 million in 2005 and $4.9 million in 2004. In addition, we had net repayments of $9.0 million under our credit facility in 2005, compared to net borrowings of $47.0 million in 2004. Repayments of long-term debt obligations decreased $3.9 million in 2005.

Net cash provided by operating activities totaled $25.9 million in 2004, compared to $20.9 million in 2003. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included increases in receivables and inventory, plus decreases in accounts payable and other noncurrent liabilities, partially offset by decreases in prepaid expenses and other assets, plus increases in accrued expenses, income taxes payable, and deferred revenue. Receivables increased due to our increased sales volume and increases of $0.6 million for employee relocation loans. Inventory increased to support our increased volume. Accounts payable decreased as we accelerated payments to certain foreign vendors in order to realize improved pricing on certain aftermarket product purchases and also due to the timing of payments for certain facility construction projects and information systems licenses. Other noncurrent liabilities decreased primarily due to reductions in legal claim reserves partially offset by an increase in employee deferred compensation liabilities. Prepaid expenses and other assets decreased due primarily to amortization of directors’ and officers’ liability insurance partially offset by an increase in deferred compensation plan assets and cash paid in connection with the exercise of a warrant, net of decreases in that investment’s value subsequent to acquisition. Accrued expenses increased primarily due to increases in our self-insurance reserves, property taxes, and timing of wage payments. Income taxes payable increased due primarily to our higher levels of taxable income. Deferred revenue increased primarily due to higher sales of extended warranty contracts.

Net cash used in investing activities totaled $87.8 million in 2004, compared to $12.2 million in 2003. We invested $61.6 million of cash in six acquisitions in 2004 compared to $3.3 million in three acquisitions in 2003, while net property and equipment purchases increased $16.6 million, due primarily to exercises of purchase options on previously leased facilities and investments in facility expansions and information systems. We also exercised a warrant and paid an exercise price of $0.7 million in 2004. See Note 1 of the “Notes to Consolidated Financial Statements” for further discussion of this investment.

Net cash provided by financing activities totaled $47.5 million in 2004, compared to $6.8 million in 2003. Included in these net cash amounts are $4.9 million in 2004 from the exercises of stock options and warrants and $60.0 million in 2003 from the sale of shares in our initial public offering and exercises of stock options and warrants. In addition, we borrowed $47.0 million under our credit facility in 2004 primarily to fund acquisitions, compared to net repayments of $29.8 million in 2003. Repayments of long-term debt obligations increased $3.8 million in 2004. We also incurred $0.2 million in 2004 for debt issuance costs related to our new unsecured credit facility compared to $0.1 million in 2003. In 2003, we repurchased 3,557,498 shares of our common stock for $22.9 million.

On February 17, 2004, we entered into a new unsecured revolving credit facility that originally matured in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new credit facility initially had a maximum availability of $75.0 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, extend the maturity date to June 1, 2010, and modify certain other terms. In order to make any borrowing under the credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio, which cannot exceed 3.00 to 1.00. The credit facility contains customary covenants, including, among other things, limitations on payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions, and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers, and consolidations, and the maintenance of certain financial ratios. We were in compliance with all covenants throughout all of 2005 and 2004. The interest rate on advances under the credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.625%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

We may in the future borrow additional amounts under our credit facility or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire businesses and redistribution facilities; to further the integration of our aftermarket, wheel refurbishing and recycled OEM product facilities; to expand and improve existing facilities; to purchase property, equipment, and inventory, and for working capital.

During August 2002, as required by our credit facility, we entered into a two-year interest rate swap agreement with a total notional amount of $10.0 million and a fixed rate of 2.65%. The counterparty to the agreement was a member of our bank group. This swap agreement expired on August 22, 2004. Under the terms of the agreement, we were required to make quarterly payments at the specified fixed rate and in return received payments at variable rates. The estimated fair value of the interest rate swap was a loss of $0.1 million at December 31, 2003 and a gain of $0.1 million at December 31, 2004. In accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the changes in the fair value of the interest rate swap are included in current period earnings, as the agreement had not been designated as a hedging instrument.

During 2004, as part of the consideration for business acquisitions completed during the year, we issued promissory notes totaling approximately $2.4 million. The notes bear interest at annual rates of 3.0% to 5.0%, and interest is payable at maturity. One of these notes for $1.0 million is secured by certain real property that we acquired in the acquisition. We also assumed certain liabilities in connection with a business acquisition, which included two bankers acceptances totaling $1.15 million, which were fully paid in the second quarter of 2004.

During 2005, as part of the consideration for business acquisitions completed during the year, we issued promissory notes totaling approximately $6.4 million. The notes bear interest at annual rates of 3.0% to 3.5%, and interest is payable at maturity. We also assumed certain liabilities in connection with a business acquisition, which included a promissory note with a remaining principal balance of $0.2 million. The annual interest rate on that note is 5.0%

We estimate that our capital expenditures for 2006 will be approximately $33.0 million, excluding business acquisitions. We expect to use these funds for four major facility expansions, improvement of current facilities, consolidation of two wholesale recycling operations and conversion of one to a self-service operation, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2006 will be approximately $40.0 million.

We believe that our current cash and equivalents, cash provided by operating activities and funds available under our credit facility will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Off-Balance Sheet Arrangements and Future Commitments

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended. Additionally, we have not entered into any derivative contracts other than our interest rate swap agreement discussed above (that expired in August 2004), nor do we have any synthetic leases.

The following table represents our future commitments under contractual obligations as of December 31, 2005:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions)
Contractual obligations
Long-term debt	$62.1	$1.6	$8.0	$52.5	$0.0
Operating leases	61.4	14.2	24.9	12.2	10.1
Other long-term obligations
Deferred compensation plans	2.8	0.0	0.0	0.0	2.8
Totals	$126.3	$15.8	$32.9	$64.7	$12.9

Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate credit facility as of December 31, 2005. The $38.0 million outstanding at December 31, 2005 was assumed to remain unpaid until the facility matures on June 1, 2010, and interest was computed at the average effective rate of 7.25% at December 31, 2005. The $38.0 million balance outstanding at December 31, 2005 was converted to an IBOR-based loan at a rate of 5.415% on January 4, 2006.

The interest rate on advances under the credit facility (our primary debt outstanding) may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.625%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio (as defined) for the trailing four quarters.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or IBOR. As of December 31, 2005, we had $38.0 million outstanding under our credit facility. Our previous secured credit facility required that we enter into an interest rate swap agreement to mitigate our interest rate risk on a portion of the balance outstanding. We do not however, as a matter of policy, enter into derivative contracts for trading or speculative purposes. The swap agreement, which expired on August 22, 2004, had a notional amount of $10.0 million under which we paid a fixed rate of interest of 2.65% and received payments based upon variable rates. The swap agreement was not designated as a hedging instrument and, as a result, changes in the fair value of the swap agreement were included in current period earnings. We recorded non-cash credits of $69,000 and $90,000 during 2003 and 2004, respectively, related to the change in fair value of the interest rate swap agreement.

Based upon our variable rate debt at December 31, 2005, a hypothetical 1% increase in interest rates would result in an annual increase in interest expense of approximately $0.4 million.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

INDEX TO FINANCIAL STATEMENTS

Page
LKQ CORPORATION AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets as of December 31, 2005 and 2004	42
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003	43
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	44
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2005, 2004, and 2003	45
Notes to Consolidated Financial Statements	46-72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LKQ Corporation:

We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule included in Item 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 8, 2006

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current Assets:
Cash and equivalents	$3,173	$1,612
Restricted cash	450	—
Receivables, net	39,500	28,305
Inventory	103,655	74,150
Deferred income taxes	2,122	1,109
Prepaid expenses	2,437	2,266
Total Current Assets	151,337	107,442
Property and Equipment, net	97,218	70,730
Intangibles
Goodwill	181,792	100,319
Other intangibles, net	88	45
Deferred Income Taxes	2,146	4,622
Other Assets	6,845	5,117
Total Assets	$439,426	$288,275
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,496	$8,374
Escrow liability	2,611	50
Accrued expenses
Accrued payroll-related liabilities	10,115	6,731
Accrued procurement liability	2,537	1,989
Other accrued expenses	11,062	8,249
Income taxes payable	819	1,251
Deferred revenue	3,440	2,602
Current portion of long-term obligations	1,481	317
Total Current Liabilities	47,561	29,563
Long-Term Obligations, Excluding Current Portion	45,996	49,945
Other Noncurrent Liabilities	4,032	4,079
Redeemable Common Stock, $0.01 par value, 100,000 shares issued	617	617
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 51,414,314 and 41,130,826 shares issued at December 31, 2005 and 2004, respectively	514	411
Additional paid-in capital	307,304	201,279
Warrants	80	261
Retained earnings	32,027	1,140
Accumulated other comprehensive income	1,295	980
Total Stockholders’ Equity	341,220	204,071
Total Liabilities and Stockholders’ Equity	$439,426	$288,275

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
( In thousands, except per share data )

	Year Ended December 31,
	2005	2004	2003
Revenue	$547,392	$424,756	$327,974
Cost of goods sold	289,788	227,140	174,238
Gross margin	257,604	197,616	153,736
Facility and warehouse expenses	60,113	47,815	38,679
Distribution expenses	61,480	47,927	35,263
Selling, general and administrative expenses	74,495	60,095	48,289
Depreciation and amortization	8,574	6,872	5,446
Operating income	52,942	34,907	26,059
Other (income) expense:
Interest expense	2,228	1,551	2,074
Interest income	(341)	(46)	(51)
Other income, net	(628)	(455)	(117)
Total other expense	1,259	1,050	1,906
Income before provision for income taxes	51,683	33,857	24,153
Provision for income taxes	20,796	13,284	9,577
Net income	$30,887	$20,573	$14,576
Net income per share:
Basic	$0.70	$0.51	$0.45
Diluted	$0.63	$0.46	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
( In thousands )

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,887	$20,573	$14,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,574	6,872	5,446
Gain on sale of property and equipment	(159)	119	(89)
Equity-related compensation expense	42	202	15
Deferred compensation expense	—	—	73
Writeoff of debt issuance costs	—	346	—
Deferred income taxes	1,667	3,487	2,328
Gain on early extinguishment of debt	—	(49)	—
Gain on interest rate swap	—	(91)	(69)
Gain on sale of investment securities	(335)	—	—
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(2,429)	(2,143)	(3,893)
Inventory	(8,554)	(5,175)	545
Prepaid expenses and other assets	(996)	175	(1,706)
Accounts payable	(2,166)	(3,091)	2,273
Accrued expenses	4,780	3,297	(177)
Income taxes payable	5,431	1,866	459
Deferred revenue	838	205	666
Other noncurrent liabilities	(47)	(692)	502
Net cash provided by operating activities	37,533	25,901	20,949
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,218)	(25,670)	(9,097)
Proceeds from sale of property and equipment	825	103	161
Expenditures for intangible assets	(3)	(5)	—
Purchase of investment securities	—	(650)	—
Proceeds from sale of investment securities	433	—	—
Proceeds from conversion of escrow	2,561	—	—
Decrease in restricted cash in escrow	149	—	—
Cash used in acquisitions	(103,769)	(61,601)	(3,286)
Net cash used in investing activities	(126,022)	(87,823)	(12,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	87,898	—	58,269
Proceeds from exercise of stock options	10,033	3,186	1,363
Proceeds from exercise of warrants	1,764	1,756	342
Debt issuance costs	(302)	(249)	(131)
Net borrowings (repayments) under line of credit	(9,000)	47,000	(11,000)
Borrowings under term loans	—	—	9,000
Repayments under term loans	—	—	(27,750)
Repayments of long-term debt obligations	(343)	(4,241)	(421)
Repurchase of common stock	—	—	(22,902)
Net cash provided by financing activities	90,050	47,452	6,770
Net increase (decrease) in cash and equivalents	1,561	(14,470)	15,497
Cash and equivalents, beginning of period	1,612	16,082	585
Cash and equivalents, end of period	$3,173	$1,612	$16,082
Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$6,355	$2,379	$200
Notes assumed in connection with business acquisitions	203	1,175	11
Stock issued in connection with business acquisitions	—	3,375	—
Redeemable common stock issued in connection with business acquisition	—	—	617
Repurchase and retirement of common stock in in exchange for sale of assets	—	—	(560)
Cash paid for income taxes, net of refunds	13,706	7,783	6,978
Cash paid for interest	2,252	1,179	2,000

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income
(In thousands)

						Retained	Accumulated
	Common Stock		Additional		Deferred	Earnings/	Other	Total
	Shares		Paid-in		Compensation	(Accumulated	Comprehensive	Stockholders’
	Issued	Amount	Capital	Warrants	Expense	Deficit)	Income	Equity
BALANCE, January 1, 2003	35,290	$ 353	$ 154,314	$ 543	$ (73)	$ (34,009)	$ —	$ 121,128
Net income	—	—	—	—	—	14,576	—	14,576
Unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	—	1,139	1,139
Total comprehensive income	—	—	—	—	—	—	—	15,715
Sale of common stock	10,000	100	58,169	—	—	—	—	58,269
Repurchase of common shares from related parties	(7,115)	(71)	(22,831)	—	—	—	—	(22,902)
Retirement of common stock	(160)	(2)	(558)	—	—	—	—	(560)
Equity-related compensation expense	—	—	15	—	—	—	—	15
Recognition of deferred compensation	—	—	—	—	73	—	—	73
Exercise of stockholder guarantor warrants	342	3	374	(35)	—	—	—	342
Exercise of stock options including related tax benefits of $568	597	6	1,925	—	—	—	—	1,931
BALANCE, December 31, 2003	38,954	$ 389	$ 191,408	$ 508	$ —	$ (19,433)	$ 1,139	$ 174,011
Net income	—	—	—	—	—	20,573	—	20,573
Unrealized loss on investment in equity securities, net of tax	—	—	—	—	—	—	(127)	(127)
Foreign currency translation	—	—	—	—	—	—	(32)	(32)
Total comprehensive income	—	—	—	—	—	—	—	20,414
Stock issued in acquisitions	373	4	3,371	—	—	—	—	3,375
Stock issued as director compensation	5	—	45	—	—	—	—	45
Equity-related compensation expense	—	—	157	—	—	—	—	157
Expiration of warrants issued in acquisitions	—	—	12	(12)	—	—	—	—
Exercise of warrants issued in acquisitions	100	1	882	(133)	—	—	—	750
Exercise of stockholder guarantor warrants	1,006	10	1,098	(102)	—	—	—	1,006
Exercise of stock options, including related tax benefits of $1,127	693	7	4,306	—	—	—	—	4,313
BALANCE, December 31, 2004	41,131	$ 411	$ 201,279	$ 261	$ —	$ 1,140	$ 980	$ 204,071
Net income	—	—	—	—	—	30,887	—	30,887
Unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	—	339	339
Foreign currency translation	—	—	—	—	—	—	(24)	(24)
Total comprehensive income	—	—	—	—	—	—	—	31,202
Sale of common stock	6,435	65	87,833	—	—	—	—	87,898
Equity-related compensation expense	—	—	42	—	—	—	—	42
Exercise of warrants issued in acquisitions	116	—	—	—	—	—	—	—
Exercise of stockholder guarantor warrants	1,764	18	1,927	(181)	—	—	—	1,764
Exercise of stock options, including related tax benefits of $6,210	1,968	20	16,223	—	—	—	—	16,243
BALANCE, December 31, 2005	51,414	$ 514	$ 307,304	$ 80	$ —	$ 32,027	$ 1,295	$ 341,220

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Company Overview

LKQ Corporation, a Delaware corporation, believes it is the largest nationwide provider of light vehicle recycled original equipment manufacturer (“OEM”) products and related services, reaching most major markets in the United States, and is also one of the nation’s largest suppliers of light vehicle aftermarket products, operating primarily east of the Mississippi River.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LKQ Corporation and its subsidiaries (the “Company”). All significant intercompany transactions and accounts have been eliminated.

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

Per Share Amounts

All per share amounts and the number of shares for all periods have been retroactively adjusted to reflect the two-for-one stock split declared on December 15, 2005. See Note 2 for further discussion.

Revenue Recognition

The majority of the Company’s revenue is derived from the sale of recycled OEM products and aftermarket products. Revenue is recognized when the products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that management estimates based upon historical information. The Company has recorded a reserve for estimated returns, discounts and allowances of approximately $3.1 million and $2.2 million at December 31, 2005 and 2004, respectively. Revenue from the sale of separately-priced extended warranty contracts is reported as Deferred revenue and recognized ratably over the term of the contracts.

Shipping & Handling

Revenue also includes amounts billed to customers related to shipping and handling of approximately $7.6 million and $5.9 million during the years ended December 31, 2005 and 2004, respectively. Distribution expenses in the accompanying consolidated statements of income are the costs incurred to prepare and deliver products to customers.

Cash and Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Restricted Cash

In connection with a business acquisition on January 31, 2005, the Company held approximately $599,000 in restricted cash. During the year ended December 31, 2005, the amount of cash restricted was reduced by $149,000.

Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $2.1 million and $1.7 million at December 31, 2005 and 2004, respectively. The reserve is based upon management’s assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables include travel advances and relocation loans to employees of approximately $0.2 million and $0.6 million at December 31, 2005 and 2004, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and equivalents and accounts receivable. The majority of cash and equivalents are maintained with several major financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Inventory

A salvage vehicle product is a recycled vehicle part suitable for sale as a replacement part. A core is a recycled mechanical part that is not suitable for sale as a replacement part without further remanufacturing work. Salvage inventory and cores are recorded at the lower of cost or market. Cost is established based upon the price the Company pays for a vehicle, and includes average costs for buying, dismantling, and where applicable, auction fees and storage, and towing. Inventory carrying value is determined using the average cost to sales percentage at each of the Company’s facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements.

An aftermarket product is a new vehicle product manufactured by a company other than the OEM. Aftermarket inventory is recorded at the lower of cost or market. Cost is established based upon the average price for purchased parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign companies, import fees and duties and transportation insurance are also included.

For all inventory, carrying value is reduced regularly to reflect the age of the inventory and current anticipated demand. If actual demand differs from management estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Inventory consists of the following (in thousands):

	December 31,
	2005	2004
Salvage products	$69,444	$61,390
Aftermarket products	30,238	8,999
Core inventory	3,973	3,761
	$103,655	$74,150

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

Land improvements	20 years
Buildings and improvements	20–40 years
Furniture, fixtures and equipment	5–20 years
Computer equipment and software	3–5 years
Vehicles and trailers	3–10 years

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Land and improvements	$28,145	$20,763
Buildings and improvements	35,345	25,582
Furniture, fixtures and equipment	31,685	23,509
Computer equipment and software	10,680	8,882
Vehicles and trailers	11,769	7,903
Leasehold improvements	9,533	7,978
	127,157	94,617
Less—Accumulated depreciation	(35,129)	(26,303)
Construction in progress	5,190	2,416
	$97,218	$70,730

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and covenants not to compete.

Goodwill and intangible assets with indefinite useful lives should not be amortized but instead should be tested for impairment at least annually. The Company has performed annual impairment tests during the fourth quarter of 2005, 2004 and 2003. The results of these tests indicated that goodwill was not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of January 1, 2003	$49,263
Business acquisitions	1,536
Balance as of December 31, 2003	50,799
Business acquisitions	49,520
Balance as of December 31, 2004	100,319
Adjustment of previously recorded goodwill	(1,508)
Business acquisitions	82,981
Balance as of December 31, 2005	$181,792

Other intangible assets totaled approximately $151,700 and $88,900 at December 31, 2005 and 2004, respectively. Accumulated amortization of other intangible assets at December 31, 2005 and 2004 was approximately $63,300 and $44,300, respectively. Amortization expense was approximately $19,000, $8,000 and $17,300 during the years ended December 31, 2005, 2004 and 2003, respectively. Covenants not to compete are amortized over the lives of the respective agreements on a straight-line basis. Estimated annual amortization expense for the years ended December 31, 2006 through 2009 is approximately $20,500 and for the year ended December 31, 2010 is approximately $3,200.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying value of long-lived assets during the years ended December 31, 2005, 2004 or 2003.

Investments

The Company obtained a warrant to purchase 100,000 common shares of Keystone Automotive Industries, Inc. at $6.50 per share, in connection with a supply agreement dated February 21, 2000. This warrant was not valued prior to December 31, 2003 as the Company did not have an expectation of exercising the warrant due to the one year holding period requirement and liquidity considerations. Upon

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

completion of the Company’s initial public offering in the fourth quarter of 2003 (Note 2) and the new unsecured revolving credit facility in February 2004 (Note 6), sufficient liquidity was available to the Company that would enable it to exercise the warrant and hold the investment for the minimum one year holding period. As a result, the Company valued and recorded the warrant at December 31, 2003. The Company classified this warrant as an available-for-sale investment security under Emerging Issues Task Force No. 96-11, “Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by Financial Accounting Standards Board (“FASB”) Statement no. 115,” that requires the warrant to be accounted for consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Accordingly, the Company reported the warrant at fair value, with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes of $0.7 million. The fair value of the warrant at December 31, 2003 was estimated at approximately $1.9 million using a Black-Scholes option-pricing model.

The Company exercised its warrant in March 2004. The shares were restricted and therefore were required to either be registered or held for a period of one year in accordance with applicable securities laws. During September 2005, the Company sold a portion of its investment and has included the realized gain of $0.3 million in Other (income) expense. The Company classifies this investment as an available-for-sale investment security under SFAS 115. Accordingly, the Company has included the investment at its fair value of approximately $2.7 million and $2.3 million in Other Assets at December 31, 2005 and 2004, respectively, with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes. The fair value of this investment at December 31, 2005 and 2004 was estimated based upon the quoted market price for these securities.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments, excluding the available-for-sale securities discussed above, include cash and equivalents, trade receivables, accounts payable, debt and, through August 2004, an interest rate swap. The carrying amounts of financial instruments approximate fair value.

Escrow Liability

In February 2004, in connection with a business acquisition, the Company issued 168,690 shares of its common stock, which were to be held in escrow for a period of two years as collateral for the accuracy of certain representations and warranties made by the sellers. The terms of the agreement granted the stockholders the option to sell any or all of these shares during the escrow period, provided that all proceeds from such sale were delivered to the Company. In September 2005, the stockholders sold all such shares held in escrow and delivered $2.6 million to the Company. The escrow funds, which are included in Escrow liability on the accompanying balance sheet,  bear interest at an annual rate of 3%. In February 2006, the sellers’ representation and warranty provisions were resolved, and the escrowed funds plus accrued interest were returned to the sellers.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Accrued Expenses

The Company has entered into certain arrangements whereby salvage vehicles are obtained directly from major insurance companies and automotive manufacturers at a cost calculated as a percentage of the revenue generated from each vehicle. Accrued expenses include an estimated liability of approximately $2.5 million and $2.0 million at December 31, 2005 and 2004, respectively, for salvage inventory procured under such arrangements.

The Company self-insures for a portion of employee medical benefits under the terms of its employee health insurance program. The Company has purchased stop-loss insurance coverage in order to limit its exposure to employee medical benefit claims. Other accrued expenses include an estimated liability of approximately $1.5 million and $1.4 million at December 31, 2005 and 2004, respectively, for expenses incurred but not yet paid under the program.

The Company also self-insures for a portion of general liability and workers compensation claims under the terms of its current insurance program, which began on April 1, 2002. On April 1, 2003, the Company began self-insuring for a portion of automobile claims. The Company has purchased stop-loss insurance coverage in order to limit its exposure to automobile, general liability and workers compensation claims. Other accrued expenses include an estimated liability of approximately $5.4 million and $3.0 million, net of claims deposits of $0.7 million and $0.4 million, at December 31, 2005 and 2004, respectively, for expenses incurred but not yet paid under the program. If the Company were to incur claims up to its aggregate stop-loss insurance coverage during the open policy years, it would have an additional expense of approximately $8.9 million.

Product Warranties

The Company generally warrants certain mechanical parts against defects for a period of six months. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale.

A rollforward of the warranty reserve is as follows (in thousands):

Balance as of January 1, 2004	$235
Warranty expense	2,011
Warranty claims	(1,966)
Balance as of December 31, 2004	280
Warranty expense	2,507
Warranty claims	(2,452)
Balance as of December 31, 2005	$335

Other Noncurrent Liabilities

Other Noncurrent Liabilities include approximately $2.8 million and $2.2 million at December 31, 2005 and 2004, respectively, related to employee deferred compensation plans as discussed in Note 5.

Other Noncurrent Liabilities also include approximately $1.0 million and $1.5 million at December 31, 2005 and 2004, respectively, related to unasserted claims that are deemed probable of assertion. In the

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

event the unasserted claims are asserted and resolved for amounts different than those accrued, or are determined to no longer be probable in future periods, the amounts so determined would be adjusted to income in the periods such determination is made. During the years ended December 31, 2005 and 2004, approximately $0.5 million and $1.1 million, respectively, was recognized in income due to the favorable resolution of certain unasserted claims.

Stock-Based Compensation

The Company has three stock-based compensation plans, the LKQ Corporation 1998 Equity Incentive Plan  (the “Equity Incentive Plan”), the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”), and a separate stock option plan for our Chief Executive Officer (the “CEO Plan”), which are described more fully in Note 3. The Company has historically accounted for its stock compensation agreements under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosures” (“SFAS 148”). As of January 1, 2006, the Company will adopt SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. See Recent Accounting Pronouncements below for further discussion.

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

On December 27, 2004, the Company’s Board of Directors amended the award of 400,000 options granted to its Chairman on January 29, 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options immediately exercisable. The Company recognized compensation expense of approximately $0.2 million in the fourth quarter of 2004 in connection with this amendment.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$30,887	$20,573	$14,576
Add: Stock-based compensation expense, net of tax, included in net income as reported	25	94	9
Less: Total stock-based compensation expense determined using the Black-Scholes option-pricing model, net of related tax effects	(5,013)	(2,844)	(1,478)
Pro forma net income	$25,899	$17,823	$13,107
Earnings per share:
Basic—as reported	$0.70	$0.51	$0.45
Basic—pro forma	$0.59	$0.44	$0.40
Diluted—as reported	$0.63	$0.46	$0.40
Diluted—pro forma	$0.53	$0.40	$0.36

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

The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	December 31,
	2005	2004	2003
Expected life (in years)	5.8	6.7	7.0
Risk-free interest rate	3.96%	3.86%	3.75%
Volatility(1)	40.0%	40.0%	40.0%
Dividend yield	0%	0%	0%
Weighted average fair value of options granted	$4.05	$4.47	$1.75

(1)          A volatility assumption of 0% was used for options granted prior to the Company’s initial public offering in October 2003.

Rental Expense

The Company recognizes rental expense on a straight-line basis over the respective lease terms for all of its operating leases.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.  Summary of Significant Accounting Policies (Continued)

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Certain of the Company’s stock options and warrants were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options and warrants could be dilutive in the future.

Segment Information

Over 99% of the Company’s operations are conducted in the United States. During 2004, the Company acquired a recycled OEM products business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the United States are not material. The Company manages its operations geographically. The Company’s light vehicle replacement products operations are organized into nine operating segments, eight for recycled OEM products and one for aftermarket products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. The light vehicle replacement products operations account for over 90% of the Company’s revenue, earnings and assets.

Foreign Currency Translation

For the Company’s foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statement of Income amounts are translated to U.S. dollars using average exchange rates during the period. Translation gains and losses are reported as a component of Accumulated other comprehensive income in Stockholders’ Equity. Gains and losses from foreign currency transactions are included in current earnings.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Under the standard, companies will no longer be able to account for stock-based employee compensation using the intrinsic method in accordance with APB No. 25. Instead, SFAS 123R requires the adoption of a fair-value method of accounting for stock-based employee compensation. SFAS 123R is effective for the Company as of January 1, 2006. The Company has historically accounted for stock-based compensation to employees under APB No. 25’s intrinsic value method and accordingly, has generally not recognized

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1.  Summary of Significant Accounting Policies (Continued)

compensation expense for options granted to employees. The Company will adopt the provisions of SFAS 123R using the modified prospective method, in which prior periods are not restated and compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the Company’s initial public offering in October 2003 is recognized prospectively based on SFAS 123. In applying the fair value concepts of SFAS 123R, the Company will be required to choose among alternative valuation models and other assumptions. The Company currently estimates that it will recognize equity-based compensation expense of approximately $0.03 per diluted share in 2006. This amount is subject to revisions as assumptions are finalized, including the amount of future awards and forfeiture rates. SFAS also requires the Company to calculate the pool of excess tax benefits available to absorb tax deficiencies that arise subsequent to adopting SFAS 123R (the “APIC Pool.”)  The Company is currently evaluating the acceptable methods for calculating the APIC Pool. SFAS 123R further requires that the benefits of tax deductions in excess of recognized book compensation expense be reported as a financing cash flow item as opposed to an operating cash flow item. The Company cannot estimate what the future tax benefits will be as the amounts depends on, among other things, future employee stock option exercises and the price of its stock if and when such exercises occur.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirements—an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies that uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. The Company has adopted FIN 47 and its adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 2. Capital Structure

On March 31, 1999, in connection with a business acquisition, the Company issued warrants to purchase 200,000 shares of its common stock at $7.50 per share, with exercisability contingent upon the achievement of certain operating results in 2000. These results were achieved and the warrants became exercisable on March 31, 2001. These warrants were to expire five years after they became exercisable. In

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2. Capital Structure (Continued)

accordance with the antidilution provisions of the warrant agreement, the total number of warrants issued and the exercise price at December 31, 2003 were adjusted to 227,502 and $6.59 per share. In June 2005, the warrants were exercised utilizing a cashless exercise feature as provided in the original agreement. As a result, the Company issued 116,362 shares of its common stock upon the exercise of the warrants. The 111,140 shares retained by the Company were retired.

The Company issued warrants on January 3, 2000 to purchase 300,000 shares of its common stock at exercise prices ranging from $7.50 to $17.50 per share, in connection with a business acquisition completed in 1999. The warrants were valued at $144,500 at the date of grant. In August 2004, warrants to purchase 100,000 shares of the Company’s common stock at a price of $7.50 per share were exercised. Warrants to purchase 200,000 shares of the Company’s common stock at prices ranging from $12.50 to $17.50 expired on August 31, 2004.

On February 14, 2001, the Company issued warrants to purchase 3,922,224 shares of its common stock at an exercise price of $1.00 per share to certain stockholder guarantors. The Company had breached certain covenants of its credit facility including covenants relating to operating income and the minimum required ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company entered into an amendment to the credit agreement with its banks that waived the breaches and modified certain of the covenants. As part of the amendment, the banks required that stockholders guaranty $10 million of the debt, with the guaranties secured by letters of credit or other highly liquid collateral acceptable to the banks. All of the Company’s stockholders were given the opportunity to participate in this transaction, and thirty of the Company’s stockholders provided the guaranties. In exchange for providing the guaranties, each guarantor received certain rights, including a guaranty fee. The guaranty fee consisted of each guarantor’s pro rata portion of warrants to purchase a total of 3,922,224 shares of the Company’s common stock (10% of the then outstanding shares of common stock assuming exercise of these warrants) at an exercise price of $1.00 per share. The warrants became exercisable upon issuance and were to expire on February 14, 2006. The warrants were valued at approximately $401,000 at the date of grant. Warrants to purchase 1,763,986 and 1,005,636 shares of the Company’s common stock at a price of $1.00 per share were exercised during the years ended December 31, 2005 and 2004, respectively. All such warrants outstanding at December 31, 2005 were exercised prior to the expiration date. The stockholder guaranties were cancelled in June 2002 when the Company entered into a new credit facility.

On January 1, 2003, in connection with a business acquisition, the Company issued 100,000 shares of its common stock. The Company granted a put option on those shares with a single exercise date of January 1, 2007 at a price of $7.50 per share and obtained a call option on those shares with a single exercise date of January 1, 2007 at a price of $11.25 per share. These shares are reflected as Redeemable Common Stock in the consolidated balance sheet as of December 31, 2005 and 2004.

In February 2003, the Company repurchased 4,000,000 shares of its common stock from existing stockholders, including 3,757,368 shares repurchased from AutoNation, Inc., the Company’s largest stockholder at that time, for a total of $12.0 million in cash. The Company partially funded the stock repurchase by obtaining a $9.0 million term loan (see Note 6), with an original maturity date of February 20, 2004. On October 9, 2003, the Company fully paid the balance on the term loan.

In May 2003, the Company repurchased 3,114,996 shares of its common stock from existing shareholders, including 3,000,000 shares repurchased from AutoNation, Inc., for a total of approximately

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2. Capital Structure (Continued)

$10.9 million in cash. The Company partially funded the stock repurchase by borrowing an additional $9.0 million against an existing revolving credit facility (See Note 6).

In June 2003, the Company sold certain assets no longer deemed pertinent to its operations to an existing stockholder in exchange for 160,000 shares of the Company’s common stock. The shares, which were subsequently retired, were valued at approximately $0.6 million.

On October 2, 2003, the Securities and Exchange Commission declared effective the registration statement pursuant to which the Company sold 10.0 million shares in its initial public offering. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold approximately 6.2 million shares of the Company’s common stock. On October 8, 2003, the transaction was closed and the Company received approximately $60.5 million, net of underwriting discount and before offering related expenses of approximately $2.2 million, for the common stock it issued and sold. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

On October 8, 2003, the Company increased the number of its authorized shares of Common Stock from 100 million shares to 500 million shares.

On February 20, 2004, in connection with a business acquisition, the Company issued 168,690 shares of its common stock. The purchase agreement contained a provision that if the average market price of the Company’s common stock on the five business days immediately preceding the first anniversary of such acquisition was below $8.00 per share, the Company would make an additional payment per share (in cash or in common stock, at the Company’s option) equal to $8.00 minus the average closing price over such five day period. The actual average closing price of the Company’s common stock on the five business days immediately preceding the first anniversary of the acquisition exceeded $8.00 per share, and no additional payment was required.

On October 4, 2005, the Company completed the sale of 6,435,000 shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold 1,500,000 shares of the Company’s common stock. The Company received $88.6 million, net of underwriting discount and before offering-related expenses of approximately $744,000, for the common stock it issued and sold. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company also received approximately $2.1 million in proceeds from the exercise of 600,000 stock options by certain members of management in connection with the offering.

On December 15, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. Each stockholder of record at the close of business on January 3, 2006 received an additional share of common stock for every outstanding share held. The payment date was January 13, 2006, and the common stock began trading on a split-adjusted basis on January 17, 2006.

Note 3. Equity Incentive Plans

In February 1998, the Company adopted the Equity Incentive Plan to attract and retain employees and consultants. Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted. On March 6, 2002, the Company’s stockholders approved an increase in the number of shares available under

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3. Equity Incentive Plans (Continued)

the Equity Incentive Plan from 6.0 million to 10.0 million, subject to antidilution and other adjustment provisions. On May 9, 2005, the Company’s stockholders approved an increase in the number of shares available under the Equity Incentive Plan from to 10.0 million to 14.0 million, subject to antidilution and other adjustment provisions.

In November 1998, the Company also adopted the CEO Plan. The terms of the CEO Plan were substantially the same as the terms of the Equity Incentive Plan except that the exercise price of options granted under the CEO Plan could be less than the fair market value of the Company’s common stock on the date the option is granted. During 1998, the Company granted 350,000 options under the CEO Plan with an exercise price of $5.00 per share at a time when the fair value of the Company’s stock was $6.25 per share. The difference between the fair market value and the option exercise price was recorded as deferred compensation expense and was charged to operations over the vesting period of the options, which ended in November 2003. There are no additional shares available for award under the CEO Plan.

In June 2003, the Company’s Board of Directors adopted the Director Plan and in September 2003, the plan was approved by the Company’s stockholders. Options granted under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of the Company’s stock on the grant date. Only non-employee directors are eligible for grants under the Director Plan. Under the plan, each non-employee director received an initial grant of an option to purchase 60,000 shares of common stock as of October 2, 2003. The plan also provides for an initial grant to a new non-employee director of an option to purchase 60,000 shares of common stock upon election to the board of directors. Subsequent to the initial grants, each non-employee director will be automatically granted an option to purchase 20,000 shares of common stock on each anniversary of the granting of the initial stock option to that non-employee director. The Director Plan will terminate in June 2013, unless the board of directors terminates it sooner. The number of shares available under the Director Plan is 1,000,000, subject to antidilution and other adjustment provisions.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3. Equity Incentive Plans (Continued)

A summary of transactions in the Company’s stock-based compensation plans is as follows:

			Weighted
	Options	Number of	Average
	Available	Shares	Exercise
	for Grant	Outstanding	Price
Balance, January 1, 2003	3,930,800	6,338,100	$4.78
Shares reserved for Director Plan	1,000,000	—	—
Granted	(1,713,400)	1,713,400	5.36
Exercised	—	(597,010)	2.29
Cancelled	178,100	(178,100)	5.10
Balance, December 31, 2003	3,395,500	7,276,390	5.12
Granted	(1,431,000)	1,431,000	9.05
Exercised	—	(693,260)	4.60
Cancelled	50,160	(50,160)	6.40
Balance, December 31, 2004	2,014,660	7,963,970	5.86
Additional shares reserved for Equity Incentive Plan	4,000,000	—	—
Granted	(1,588,000)	1,588,000	9.21
Exercised	—	(1,968,140)	5.10
Cancelled	67,160	(67,160)	6.72
Balance, December 31, 2005	4,493,820	7,516,670	$6.76

The following table summarizes information about outstanding and exercisable stock options at December 31, 2005:

	Outstanding			Exercisable
		Weighted Average
		Remaining
		Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Life (Yrs)	Exercise Price	Shares	Exercise Price
$ 0.50 -$ 1.50	386,600	5.0	$1.47	273,500	$1.46
4.00 - 5.00	2,069,620	5.6	4.39	1,223,925	4.52
6.25 - 7.50	2,353,800	4.9	6.90	2,110,800	6.95
7.92 - 9.44	2,570,650	8.6	8.87	2,150,150	8.87
15.13 - 17.28	136,000	9.6	15.37	—	—
	7,516,670	6.5	$6.76	5,758,375	$6.89

At December 31, 2004 and 2003, options to purchase 5,022,940 and 3,806,466 shares of common stock were exercisable pursuant to the Company’s stock-based compensation plans with a weighted-average exercise price of $5.98 and $5.63, respectively.

Stock options expire 10 years from the date they are granted. Most of the options granted under the Equity Incentive Plan and the CEO Plan vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant.

On December 27, 2004, the Company’s Board of Directors amended the award of 400,000 options granted to its Chairman on January 29, 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options immediately exercisable. The Company recognized compensation expense of approximately $0.2 million during the year ended December 31, 2004

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3. Equity Incentive Plans (Continued)

in connection with this amendment. The Board of Directors decided to accelerate the vesting schedule of these options in order to conform the vesting to grants normally made under the Director Plan. In addition, the Board of Directors decided it was in the best interests of stockholders to accelerate these options to avoid compensation expense in future periods that would otherwise result from the effectiveness of SFAS 123R for periods beginning subsequent to December 31, 2005.

On January 7, 2005, the Company’s Board of Directors authorized the Compensation Committee to make the 2005 annual grant of stock options to employees (the “2005 Options”). On January 14, 2005, the Compensation Committee granted options to purchase a total of 844,000 shares of LKQ common stock with an exercise price of $8.84 per share. The vesting schedule for each of the 2005 Options is as follows: June 14, 2005 with respect to 50% of the number of shares subject to such option and, with respect to an additional 5.555% of the number of shares subject to such option, January 14, 2006 and each six month anniversary thereafter until January 14, 2010. This vesting schedule is different than the typical vesting schedule for options granted under the Equity Incentive Plan.

On January 10, 2005, the Compensation Committee amended the vesting schedule of a total of 857,000 options granted to employees in 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options exercisable on January 10, 2005. The Compensation Committee decided to accelerate the vesting schedule of these options primarily as a supplement to compensation due to the expected reduction of cash bonuses to employees for the 2004 calendar year. The bonus formula established by the Company in January 2004 resulted in reduced 2004 bonuses for many LKQ employees as compared to 2003. In addition, the Compensation Committee decided it was in the best interests of stockholders to accelerate these options to avoid compensation expense in future periods that would otherwise result from the effectiveness of SFAS 123R for periods beginning subsequent to December 31, 2005.

On January 28, 2005, the Compensation Committee granted options to employees to purchase a total of 600,000 shares of LKQ common stock at an exercise price of $8.33 per share. The options were immediately exercisable with respect to all of the shares subject to the options. This vesting schedule is different than the typical vesting schedule for options granted under the Equity Incentive Plan.

On March 3, 2005, the Company’s Board of Directors authorized the submission to the Company’s stockholders of an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the plan from 10,000,000 to 14,000,000. The amendment was approved by the Company’s stockholders on May 9, 2005.

On January 13, 2006, the Company’s Board of Directors granted options to employees to purchase a total of 461,600 shares of LKQ common stock at an exercise price of $19.51 per share. The options vest over a period of five years.

Note 4. Related Party Transactions

The Company subleased its corporate office space from an entity owned by one of its principal stockholders for a pro rata percentage of the rent that was charged to that entity. The sublease expired on July 31, 2004. The total amounts paid to this entity were approximately $0.2 million and $0.3 million during each of the years ended December 31, 2004 and 2003, respectively. Beginning in August 2004, the Company subleased a portion of its corporate office space to an entity owned by one of its principal stockholders for a pro rata percentage of the rent that the Company is charged. The total amounts

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4. Related Party Transactions (Continued)

received from this entity were approximately $33,900 and $49,000 during the five month period ended December 31, 2004 and the year ended December 31, 2005, respectively.

A corporation owned by the Company’s Chairman of the Board, who is one of the Company’s principal stockholders, owns a private aircraft that the Company uses from time to time for business trips. The Company reimburses this corporation for out-of-pocket and other related flight expenses, as well as for other direct expenses incurred. The total amounts paid to this corporation were approximately $122,000, $54,700 and $152,900 during each of the years ended December 31, 2005, 2004 and 2003, respectively.

The Company sells products to various repair facilities owned by a company that was previously one of its principal stockholders. This corporation ceased being a stockholder of the Company in October 2003. The amount of such sales totaled approximately $2.7 million during the year ended December 31, 2003.

In connection with the acquisitions of several businesses, the Company entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in its operations. Typical lease terms include an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. The Company also maintains the right of first refusal concerning the sale of the leased property. Lease payments to a principal stockholder who became an officer of the Company after the acquisition of his  business were approximately $0.8 million, $0.8 million and $0.7 million during the years ended December 31, 2005, 2004 and 2003, respectively.

In June 2003, the Company sold certain assets no longer deemed pertinent to its operations to an existing stockholder in exchange for 160,000 shares of the Company’s common stock. See Note 2 for further discussion. In April 2005, the Company sold additional assets no longer deemed pertinent to its operations to the same stockholder for $0.6 million.

The Company believes that the terms of the related party transactions described above are comparable to those that could have been available from unaffiliated parties.

Note 5. Retirement Plans

The Company sponsors the LKQ Corporation Employees’ Retirement Plan (the “Plan”), a qualified defined contribution plan covering substantially all full time employees not covered by qualified plans maintained by subsidiaries. Employees may contribute up to 15% of eligible compensation, subject to certain Internal Revenue Service limitations. The Company will match 50% of the portion of the employee’s contributions that does not exceed 6% of the employee’s salary. Matching Company contributions vest over a four year period and totaled approximately $1.4 million, $1.2 million and $1.0 million in 2005, 2004 and 2003, respectively. The Company may also, at its sole discretion, make annual profit-sharing contributions to the Plan. There were no such discretionary profit sharing contributions to the Plan in 2005, 2004 or 2003. All contribution levels may be subject to further limits, under Internal Revenue Service guidelines.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5. Retirement Plans (Continued)

Two of the companies acquired by the Company during 2004, Foster Auto Parts, Inc. and Global Trade Alliance, Inc. (See Note 9), also maintain qualified defined contribution plans covering substantially all of their full time employees. Expenses related to these plans totaled approximately $0.1 million during each of 2005 and 2004. The plan maintained by Foster Auto Parts, Inc. was merged into the LKQ Corporation Employees’ Retirement Plan during 2005. Bodymaster Auto Parts, Inc. and Mid-State Aftermarket Auto Parts, Inc., which were acquired by the Company in 2005 (See Note 9), also maintain qualified defined contribution plans covering substantially all of their full time employees. Expenses related to these plans totaled approximately $0.1 million during 2005.

The Company also offers a nonqualified deferred compensation plan to eligible employees who, due to Internal Revenue Service guidelines, may not take full advantage of the LKQ Corporation Employees’ Retirement Plan. The nonqualified plan allows participants to defer up to 50% of eligible compensation, with a maximum deferral of $50,000 per year. The Company will match 50% of the portion of the employee’s contributions that does not exceed 6% of the employee’s salary. The deferred compensation, together with Company matching contributions and accumulated earnings, is accrued and is payable after retirement or termination of employment, subject to vesting provisions. Participants may also elect to receive amounts deferred in a given year on any plan anniversary five or more years subsequent to the year of deferral. Matching Company contributions vest over a four year period and totaled $13,000, $5,000 and $25,000 in 2005, 2004 and 2003, respectively, net of allowable transfers into the LKQ Corporation Employee’s Retirement Plan. The deferred compensation plan is funded under a trust agreement whereby the Company pays to the trust amounts deferred by employees, together with the Company match, with such amounts invested in life insurance policies carried to meet the obligations under the deferred compensation plan. The cash surrender value of these policies was approximately $2.8 million and $1.7 million at December 31, 2005 and 2004, respectively, and is included in Other Assets in the accompanying balance sheets. Total deferred compensation liabilities were approximately $2.7 million and $2.1 million at December 31, 2005 and 2004, respectively, and are included in Accrued payroll-related liabilities and Other Noncurrent Liabilities in the accompanying balance sheets.

A subsidiary of the Company has a nonqualified retirement plan that the Company agreed to continue when the subsidiary was acquired in 1998. The plan is funded by the Company through premium payments on Company-owned life insurance policies that are carried to meet the obligations under the plan. The cash surrender value of these policies was approximately $0.2 million at December 31, 2005 and 2004 and is included in Other Assets in the accompanying balance sheets. The annual expense for this plan is approximately $30,000. Total obligations were approximately $0.4 million at December 31, 2005 and 2004, and are included in Other Noncurrent Liabilities in the accompanying balance sheets.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	December 31,
	2005	2004
Revolving credit facility	$38,000	$47,000
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	9,462	3,242
Various equipment notes, payable in monthly installments through July 2008, secured by related equipment	15	20
	47,477	50,262
Less current maturities	(1,481)	(317)
	$45,996	$49,945

The scheduled maturities of long-term obligations outstanding at December 31, 2005 are as follows (in thousands):

2006	$1,481
2007	5,586
2008	1,753
2009	605
2010	38,052
Thereafter	—
$47,477

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that originally matured in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. As a result, the Company recorded a loss of approximately $0.3 million in 2004 from the write-off of debt issuance costs related to the previous secured facility. The new revolving credit facility initially had a maximum availability of $75.0 million, which was amended to $100.0 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135.0 million, extend the maturity date to June 1, 2010 and modify certain other terms. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends; restrictions on the payment of other dividends; restrictions on purchases, redemptions and acquisitions of the Company’s stock; limitations on additional indebtedness; certain limitations on acquisitions, mergers and consolidations; and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.625%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout 2005, 2004 and 2003. The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at December 31, 2005 and 2004 was 7.25% and 3.16%, respectively. Borrowings

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6. Long-Term Obligations (Continued)

against the credit facility totaled $38.0 million and $47.0 million at December 31, 2005 and 2004, respectively, and are classified as long-term obligations. The $38.0 million balance outstanding at December 31, 2005 was converted to an IBOR-based loan at a rate of 5.415% on January 4, 2006.

During August 2002, the Company entered into a two-year interest rate swap agreement with a total notional amount of $10.0 million and a fixed rate of 2.65%. The agreement matured in August 2004. The counterparty to the agreement was a member of the Company’s bank group. Under the terms of the agreement, the Company was required to make quarterly payments at the specified fixed rate and in return received payments at variable rates. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the changes in the fair value of the interest rate swap were included in current period earnings, as the agreement had not been designated as a hedging instrument.

During 2004, as part of the consideration for business acquisitions completed during the year, the Company issued promissory notes totaling approximately $2.4 million. One of these notes in the amount of $1.0 million is secured by certain real property owned by the Company. The notes bear interest at annual rates of 3.0% to 5.0%, and interest is payable at maturity. The Company also assumed certain liabilities in connection with a business acquisition during the first quarter of 2004, including two bankers acceptances totaling $1.15 million, which were fully paid during the second quarter of 2004.

During 2005, as part of the consideration for business acquisitions completed during the year, the Company issued promissory notes totaling approximately $6.4 million. The notes bear interest at annual rates of 3.0% to 3.5%, and interest is payable at maturity. The Company also assumed certain liabilities in connection with a business acquisition during the second quarter of 2005, including a promissory note with a remaining principle balance of approximately $0.2 million. The annual interest rate on the note is 5.1%.

Note 7. Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at December 31, 2005 are as follows (in thousands):

Years ending December 31:
2006	$14,232
2007	13,012
2008	11,855
2009	7,734
2010	4,473
Thereafter	10,091
$61,397

Rental expense for operating leases was approximately $12.2 million, $9.6 million and $8.0 million during the years ended December 31, 2005, 2004 and 2003, respectively.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7. Commitments and Contingencies (Continued)

The Company guaranties the residual values of the majority of its truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, the Company would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, the Company would be paid the amount realized over the residual value. Had the Company terminated all of its operating leases subject to these guaranties at December 31, 2005, the guarantied residual value would have totaled approximately $8.9 million.

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

Note 8. Earnings Per Share

The following table sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income	$30,887	$20,573	$14,576
Denominator for basic earnings per share—
Weighted-average shares outstanding	44,019	40,105	32,537
Effect of dilutive securities:
Stock options	2,552	1,775	882
Warrants	2,144	2,947	3,097
Denominator for diluted earnings per share—
Adjusted weighted-average shares outstanding	48,715	44,827	36,516
Earnings per share, basic	$0.70	$0.51	$0.45
Earnings per share, diluted	$0.63	$0.46	$0.40

The following chart sets forth the number of stock options and warrants outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	December 31,
	2005	2004	2003
Antidilutive securities:
Stock options	136	520	3,221
Warrants	—	—	528

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9.   Business Combinations

During 2005, the Company acquired a 100% equity interest in each of eight businesses (four in the recycled OEM products business and four in the aftermarket products business, including on December 29, 2005 Fit-Rite Body Parts, Inc. (“Fit-Rite”)) for an aggregate of $105.2 million in cash, of which $1.4 million is to be paid subsequent to December 31, 2005, and approximately $6.4 million in notes issued (see Note 6). In addition, in connection with the Fit-Rite acquisition, the Company is obligated to pay up to  $9.0 million of contingent payments based upon the achievement of certain financial results over the thirty months following the closing of the acquisition. The acquisitions enabled the Company to serve new market areas and expand its presence in existing areas.

During 2004, the Company acquired a 100% equity interest in each of six businesses (five in the recycled OEM products business, including on October 26, 2004 Foster Auto Parts, Inc., and, on February 20, 2004, Global Trade Alliance, Inc., one of the largest suppliers of aftermarket products in the Midwest) for an aggregate of $61.7 million in cash, of which $50,000 remains payable at December 31, 2005, approximately $2.4 million in notes issued (see Note 6) and 373,396 shares of the Company’s common stock. The acquisitions enabled the Company to serve new market areas, become a significant provider of aftermarket products and become a provider of self-service retail recycled vehicle products.

During 2003, the Company acquired three recycled OEM products businesses for an aggregate of $3.3 million in cash, $0.2 million in notes issued and 100,000 redeemable shares of the Company’s common stock. The business combinations enabled the Company to serve new market areas.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2005 business acquisitions, the purchase price allocations are preliminary as the Company is in the process of determining the following: 1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of its inventories acquired; and 3) the final estimation of the tax basis of the entities acquired. During the year ended December 31, 2005, the Company made adjustments to the preliminary purchase price allocations to finalize the inventory valuations and the estimated tax basis for certain of the businesses acquired in 2004. These adjustments decreased goodwill related to these 2004 acquisitions by $1.4 million to $48.1 million.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9.   Business Combinations (Continued)

The purchase price allocations for the acquisitions completed during the years ended December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Restricted cash	$599	$—
Receivables, net	8,766	3,619
Inventory	20,019	15,903
Prepaid expenses	170	368
Property and equipment	9,353	8,391
Goodwill	82,981	48,137
Other intangibles	60	—
Deferred tax assets	—	471
Other assets	103	69
Current liabilities assumed	(10,289)	(8,078)
Notes assumed	(203)	(1,175)
Other noncurrent liabilities assumed	—	(300)
Purchase price payable in a subsequent period	(1,435)	(50)
Notes issued (see Note 6)	(6,355)	(2,379)
Common stock issued	—	(3,375)
Cash used in acquisitions, net of cash acquired	$103,769	$61,601

The Company recorded goodwill of $83.0 million for the 2005 acquisitions, all of which is expected to be deductible for income tax purposes. Of the $48.1 million of goodwill recorded for the 2004 acquisitions, $15.4 million is expected to be deductible for income tax purposes.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9.   Business Combinations (Continued)

The following pro forma summary presents the effect of the businesses acquired during the years ended December 31, 2005 and 2004 as though the businesses had been acquired as of January 1, 2004, and is based upon unaudited financial information of the acquired entities (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
Revenue as reported	$547,392	$424,756
Revenue of purchased businesses for the period
prior to acquisition	97,945	161,645
Pro forma revenue	$645,337	$586,401
Net income as reported	$30,887	$20,573
Net income of purchased businesses for the period
prior to acquisition	5,691	8,843
Pro forma net income	$36,578	$29,416
Earnings per share—basic
As reported	$0.70	$0.51
Effect of purchased businesses for the period
prior to acquisition	0.13	0.22
Pro forma earnings per share—basic	$0.83	$0.73
Earnings per share—diluted
As reported	$0.63	$0.46
Effect of purchased businesses for the period
prior to acquisition	0.12	0.19
Pro forma earnings per share—diluted	$0.75	$0.65

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 10.   Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. Income taxes provided during interim periods are based upon the Company’s anticipated annual effective income tax rate.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10.   Income Taxes (Continued)

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$16,627	$8,201	$5,850
State	2,448	1,573	1,399
Foreign	54	23	—
	19,129	9,797	7,249
Deferred	1,667	3,487	2,328
Provision for income taxes	$20,796	$13,284	$9,577

Income taxes have been based on the following components of income before provision for income taxes (in thousands):

	Year Ended December 31,
	2005	2004	2003
Domestic	$51,598	$33,767	$24,153
Foreign	85	90	—
	$51,683	$33,857	$24,153

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax impact	3.8	3.8	4.1
Non-deductible meals and entertainment expenses	0.3	0.4	0.4
Non-taxable life insurance proceeds	—	(0.5)	—
Valuation allowances	0.3	0.5	—
Other, net	0.8	—	0.2
Effective tax rate	40.2%	39.2%	39.7%

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred Tax Assets:
Accounts receivable	$2,029	$1,255
Inventory	1,485	1,050
Goodwill	3,821	6,686
Accrued expenses	695	1,473
Nonqualified deferred compensation	854	690
Net operating loss carryforwards	2,373	2,332
Other	769	497
	12,026	13,983
Less valuation allowance	(668)	(544)
Total deferred tax assets	$11,358	$13,439
Deferred Tax Liabilities:
Property and equipment	$5,526	$6,187
Investments	772	663
Other	792	858
Total deferred tax liabilities	$7,090	$7,708
Net deferred tax asset	$4,268	$5,731

Deferred tax assets and liabilities are reflected on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2005	2004
Current deferred tax assets	$2,122	$1,109
Noncurrent deferred tax assets	2,146	4,622

At December 31, 2005 and 2004, the Company had net operating loss carryforwards for certain of its state tax jurisdictions, the tax benefits of which total approximately $2.4 million and $2.3 million, respectively. A valuation allowance has been established for a portion of these deferred tax assets. The tax benefits expire over the period from 2006 through 2025. While the Company expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

The Internal Revenue Service is currently performing an income tax audit for the 2002 and 2003 tax years. The Company has also been the subject of an income tax audit by one state for the 2001, 2002 and 2003 tax years. Adjustments from such audits, if any, are not expected to have a material effect on the Company’s Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	Foreign Currency Translation	Unrealized (Loss) Gain on Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2003	$—	$—	$—
Pretax income	—	1,885	1,885
Income tax expense	—	(746)	(746)
Balance at December 31, 2003	—	1,139	1,139
Pretax loss	(32)	(210)	(242)
Income tax benefit	—	83	83
Balance at December 31, 2004	(32)	1,012	980
Pretax income (loss)	(24)	448	424
Income tax expense	—	(109)	(109)
Balance at December 31, 2005	$(56)	$1,351	$1,295

The unrealized (loss) gain on securities is net of reclassification adjustments of $0.2 million, net of tax, during the year ended December 31, 2005 for net realized gains on the sale of securities included in net income.

Note 12. Subsequent Events

In the first quarter of 2006, the Company acquired a 100% equity interest in Transwheel Corporation, an aluminum alloy wheel refurbishing and distribution business with facilities in Huntington, IN, Williamsport, MD, Manchester, CT, Tampa, FL, Ferndale, MI and Bensenville, IL, and a 100% equity interest in each of three OEM recycled products businesses, for an aggregate of $29.4 million in cash and $3.1 million in notes issued.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13. Selected Quarterly Data (unaudited)

The following table represents unaudited selected quarterly financial data for the two years ended December 31, 2005. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2004
Revenue	$100,073	$104,878	$106,045	$113,760
Gross margin	46,996	49,441	48,683	52,496
Operating income	9,862	9,150	7,975	7,920
Net income	5,635	5,343	4,562	5,033
Earnings per share: (1)
Basic earnings per share	0.14	0.13	0.11	0.12
Diluted earnings per share	0.13	0.12	0.10	0.11

	Quarter Ended
	Mar.31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2005
Revenue	$133,807	$136,023	$133,640	$143,922
Gross margin	62,636	64,492	62,944	67,532
Operating income	14,396	13,810	11,465	13,271
Net income	8,401	7,627	6,603	8,256
Earnings per share: (1)
Basic earnings per share	0.20	0.18	0.16	0.16
Diluted earnings per share	0.19	0.16	0.14	0.15

(1)          The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

As of December 31, 2005, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

Report of Management on Internal Control Over Financial Reporting
March 8, 2006

Management of LKQ Corporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 excluded A-Reliable Auto Parts, Inc. and its affiliated companies, which were acquired by the Company in a purchase transaction on December 6, 2005 (“A-Reliable”) and Fit-Rite Body Parts, Inc. and its affiliated companies, which were acquired in a purchase transaction on December 31, 2005 (“Fit-Rite”). Both A-Reliable and Fit-Rite are wholly-owned subsidiaries of the Company whose combined total assets and total net sales represented less than 6% of consolidated total assets and less than 1% of consolidated net sales, respectively, of the Company as of and for the year ended December 31, 2005. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2005, the Company maintained effective internal control over financial reporting. Deloitte & Touche, LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LKQ Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls Over Financial Reporting, that LKQ Corporation and  subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Controls Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Fit-Rite Body Parts, Inc. and its affiliated companies, which were acquired on December 31, 2005 (“Fit-Rite”), and A-Reliable Auto Parts, Inc. and its affiliated companies, which were acquired on December 6, 2005 (“A-Reliable”), and whose financial statements reflect total assets and revenues constituting less than 6 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Fit-Rite and A-Reliable. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of LKQ Corporation and subsidiaries as of and for the year ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 8, 2006

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information appearing under the caption “Election of our Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2006 (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at December 31, 2005, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Joseph M. Holsten	53	President, Chief Executive Officer and Director
Mark T. Spears	48	Executive Vice President and Chief Financial Officer
Leonard A. Damron	54	Senior Vice President—Southeast Region
Walter P. Hanley	39	Senior Vice President—Development and Associate General Counsel
Robert L. Wagman	41	Vice President—Insurance Services and Aftermarket Operations
Steven H. Jones	46	Vice President—Central Region and Core Operations
H. Bradley Willen	46	Vice President—Midwest Region
Frank P. Erlain	50	Vice President—Finance and Controller
Victor M. Casini	43	Vice President, General Counsel and Secretary

Joseph M. Holsten joined us in November 1998 as our President and Chief Executive Officer. He was elected to our Board of Directors in February 1999. Prior to joining us, Mr. Holsten held various positions of increasing responsibility with the North American and International operations of Waste Management, Inc. for approximately 17 years. From February 1997 until July 1998, Mr. Holsten served as Executive Vice President and Chief Operating Officer of Waste Management, Inc. From July 1995 until February 1997, he served as Chief Executive Officer of Waste Management International, plc where his responsibility was to streamline operating activities. Prior to working for Waste Management, Mr. Holsten was staff auditor at a public accounting firm.

Mark T. Spears joined us in July 1999 as our Senior Vice President and Chief Financial Officer. In December 2005, he became our Executive Vice President and Chief Financial Officer. From November 1997 until June 1998, Mr. Spears served as Vice President, Controller and Principal Accounting Officer of Waste Management, Inc. As a member of a newly-installed executive management team, Mr. Spears helped Waste Management work through certain difficulties related to the restatement of its financial statements through the period ended September 30, 1997. Upon the merger of Waste Management and USA Waste Services Inc. in July 1998, Mr. Spears continued to serve as a Vice President until June 1999. From late 1988 to November 1997, Mr. Spears held various positions of increasing responsibility in the United States and Europe with Waste Management and its subsidiaries. Prior to his employment with Waste Management, Mr. Spears, a certified public accountant, worked in public accounting for approximately nine years.

Leonard A. Damron has been our Senior Vice President—Southeast Region since June 2003 and our Vice President—Southeast Region since July 1998 when we acquired Damron Auto Parts, Inc. and its affiliated entities, an automotive recycling business operating primarily in Florida and Georgia. Mr. Damron had owned and operated that business since 1976.

Walter P. Hanley joined us in  December 2002 as our Vice President of Development, Associate General Counsel and Assistant Secretary. In December 2005, he became our Senior Vice President of Development. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Emerald Casino, Inc., an owner of a license to operate a riverboat casino in the State of Illinois, from June 1999 until August 2002. In July 2002, certain creditors filed an involuntary Chapter 7 bankruptcy petition against Emerald, which was converted by Emerald to a voluntary Chapter 11 case. The bankruptcy court confirmed a plan of reorganization in July 2004. In May 2005, the Illinois Gaming Board reversed its decision to support the plan of reorganization and revoked Emerald’s license. The Emerald matter is subject to several pending appeals and court cases. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana, from July 1996 until November 1999. Mr. Hanley served as Vice President and Associate General Counsel of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm based in Chicago, Illinois, from May 1995 until February 1998 and as Associate General Counsel of Discovery Zone, Inc., an operator and franchisor of family entertainment centers, from March 1993 until May 1995. Prior to March 1993, Mr. Hanley practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd.

Robert L. Wagman started in our industry as an Account Executive for Copart Auto Auctions, a processor and seller of salvage vehicles through auctions, from 1987 to April 1995. From April 1995 to October 1998, Mr. Wagman served as the Outside Sales Manager of Triplett Auto Parts, Inc., a recycled auto parts company that we acquired in July 1998. From October 1998, Mr. Wagman handled our relationships with insurance companies, and from February 2004, handled our aftermarket operations, until he was elected Vice President of Insurance Services and Aftermarket Operations in August 2005.

Steven H. Jones has been an employee of the Company in various positions of increasing responsibility since March 1999 until he was elected Vice President Central Region and Core Operations in February 2002; in January 2005 the West Region was added to his responsibilities. In March 1999, we acquired Mid-America Auto Parts, Inc., a recycled automotive parts company of which Mr. Jones was a co-owner. He owned and operated Mid-America Auto Parts from 1979 to March 1999.

H. Bradley Willen has been our Vice President—Midwest Region since December 2005. Prior thereto, he was our Vice President—Procurment and Product Pricing starting June 2003. He  managed procurement and pricing for us since January 2001. He was in charge of procurement, pricing, and inventory management for Triplett from August 1988 until December 2000. Prior thereto, from September 1986 until July 1988, Mr. Willen was an Assistant Vice President of Operations for Thomson McKinnon, a brokerage firm.

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

Section 16 Compliance

Information appearing under the caption “Section 16 Compliance” in the Proxy Statement is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under the caption “Principal Stockholders” in the Proxy Statement is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption “Appointment of Our Independent Registered Public Accounting Firm—Audit Fees and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2003	$1,247	$1,240	$—	$(993)	$1,494
Year ended December 31, 2004	1,494	938	213	(944)	1,701
Year ended December 31, 2005	1,701	1,558	411	(1,580)	2,090
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2003	$780	$68,257	$—	$(67,975)	$1,062
Year ended December 31, 2004	1,062	97,453	273	(96,606)	2,182
Year ended December 31, 2005	2,182	123,350	58	(122,490)	3,100

(a)(3)  Exhibits

The exhibits to this report are listed in Item 15(b) of this Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.07	LKQ Corporation Stock Option and Compensation Plan for Non-Employee Directors
10.08	LKQ Corporation CEO Stock Option Plan
10.09	LKQ Corporation 1998 Equity Incentive Plan
10.10	LKQ Corporation 401(k) Plus Plan dated August 1, 1999
10.11	Amendment to LKQ Corporation 401(k) Plus Plan
10.12	Trust for LKQ Corporation 401(k) Plus Plan
10.13	LKQ Corporation Employees’ Retirement Plan
10.14	First Amendment to LKQ Corporation Employees’ Retirement Plan
10.15	Second Amendment to LKQ Corporation Employees’ Retirement Plan
10.16	Third Amendment to LKQ Corporation Employees’ Retirement Plan
10.17	LKQ Corporation Employees’ Retirement Plan Non-Discretionary Trust Agreement
10.18	LKQ Corporation 401(k) Plus Plan II dated March 3, 2005
10.19	Amendment to LKQ Corporation 401(k) Plus Plan II
10.20	Amendment Agreement dated December 27, 2004 between LKQ Corporation and Donald F. Flynn
10.21	Form of Award Agreement dated January 14, 2005
10.22	Form of Notice to Optionees dated January 10, 2005

10.23	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation
10.35	Form of LKQ Coproration Executive Officer 2005 Bonus Program (Corporate)
10.36	Form of LKQ Corporation Executive Officer 2005 Bonus Program (Regional)
10.37	Form of LKQ Coproration Executive Officer 2006 Bonus Program (Corporate)
10.38	Form of LKQ Corporation Executive Officer 2006 Bonus Program (Regional)

(b)  Exhibits

3.1(i)

Certificate of Incorporation of LKQ Corporation dated February 13, 1998, and as amended on May 20, 1998, June 15, 1998, August 17, 2000, and February 22, 2001 (incorporated herein by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

3.1(ii)

Amendment to Certificate of Incorporation filed on October 8, 2003 (incorporated herein by reference to Exhibit 3.1 (ii) to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.1(iii)

Conformed copy of Certificate of Incorporation of LKQ Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 (iii) to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
4.2

Credit Agreement by and among LKQ Corporation, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Syndication Agent, Bank One, NA, as Documentation Agent, National City Bank, as Co-Agent, and Banc of America Securities LLC, as Arranger, dated February 17, 2004 (incorporated herein by reference to Exhibit 99.3 to the Company’s report on Form 8-K filed with the SEC on February 24, 2004).

4.3

First Amendment to Credit Agreement dated as of January 31, 2005 by and among LKQ Corporation, Bank of America, N.A., LaSalle Bank National Association, JP Morgan Chase Bank, National Association and National City Bank (incorporated herein by reference to Exhibit 99.4 to the Company’s report on Form 8-K filed with the SEC on February 2, 2005).

4.4

Second Amendment to Credit Agreement dated as of June 1, 2005 by and among LKQ Corporation, Bank of America, N.A. , LaSalle Bank National Association, JP Morgan Chase Bank National Association and National City Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on June 3, 2005.

10.1

Registration Rights Agreement by and among LKQ Corporation and certain stockholders signatories thereto dated June 19, 1998 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.2	Form of Fee Warrant Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.3

Office Lease for 120 North LaSalle Street, Suite 3300, Chicago, Illinois by and between the Prudential Insurance Company of America, as Landlord, and LKQ Corporation, as Tenant, dated as of February 18, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.4

Industrial Building Lease between Leonard A. Damron, III, LLC, as Landlord, and Damron Auto Parts, L.P., as Tenant, dated July 29, 1998 for Jenkinsburg, Georgia facility (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.5

Industrial Building Lease between Damron Auto Parts East, Inc., as Landlord, and Damron Holding Company, as Tenant, dated July 29, 1998 for Melbourne, Florida facility (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.6

Industrial Building Lease between Damron Family Limited Partnership, as Landlord, and Damron Auto Parts, Inc., as Tenant, dated July 29, 1998 for Crystal River, Florida facility (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.7

LKQ Corporation Stock Option and Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on December 21, 2005).

10.8	LKQ Corporation CEO Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.9	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-128152).
10.10	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.11	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.12	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.13	LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.14	First Amendment to LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.15	Second Amendment to LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.16	Third Amendment to LKQ Corporation Employees’ Retirement Plan.
10.17

LKQ Corporation Employees’ Retirement Plan Non-Discretionary Trust Agreement (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.18	LKQ Corporation 401(k) Plus Plan II dated March 3, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004).
10.19	Amendment to the LKQ Corporation 401(k) Plus Plan II.
10.20

Amendment Agreement dated December 27, 2004 between LKQ Corporation and Donald F. Flynn, Chairman of the Board of LKQ Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on January 3, 2005).

10.21

Form of Award Agreement dated January 14, 2005 between LKQ Corporation and optionees (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).

10.22	Form of Notice to Optionees dated January 10, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).
10.23

Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.24

Stock Purchase Agreement by and among LKQ Corporation and Robert H. Cruikshank, Trustee, and Rowena R. Cruikshank, Trustee, dated February 20, 2004 (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on February 24, 2004).

10.25

Stock Purchase Agreement dated as of October 26, 2004 between LKQ Corporation and Fred J. Hopp (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2004).

10.26

Stock Purchase Agreement dated as of January 31, 2005 by and among LKQ Corporation, Henry Sheshene and Shelly Ho (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on February 2, 2005).

10.27

Stock Purchase Agreement dated as of January 31, 2005 by and among LKQ Corporation, Henry Sheshene, Shelly Ho and Chia-Kai Hsu (incorporated herein by reference to Exhibit 99.3 to the Company’s report on Form 8-K filed with the SEC on February 2, 2005).

10.28

Industrial Building Lease between Steven Jones, as Landlord, and Mid-America Auto Part, Inc. (f/k/a Recyclers Group, Inc.), as Tenant, dated February 28, 1999, for 5725 South Topeka, Topeka, Kansas facility (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, Registration No. 333-128152).

10.29

First Amendment to Lease Agreement between Steven Jones, as Landlord, and Mid-America Auto Parts, Inc. (f/k/a Recyclers Group, Inc.), as Tenant, dated February 28, 1999, for 5725 South Topeka, Topeka, Kansas facility (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, Registration No. 333-128152).

10.30

Industrial Building Lease between Steven Jones and Mark Fitzgibbons, as Landlord, and Mid-America Auto Parts, Inc. (f/k/a Recyclers Group, Inc.), as Tenant, dated February 28, 1999, for 5310 SW Topeka, Topeka, Kansas facility (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-128152).

10.31

Industrial Building Lease between Mark Fitzgibbons as Landlord, and Mid-America Auto Parts, Inc. (f/k/a Recyclers Group, Inc.), as Tenant, dated February 28, 1999, for 5310 SW Topeka, Topeka, Kansas facility (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, Registration No. 333-128152).

10.32

Purchase Agreement dated as of December 31, 2005 by and among LKQ Corporation, Elias Hawa, Sabah Hawa, and Fouyad Pouyafar (incorporated herein by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on January 5, 2006).

10.33

First Contingent Payment Agreement dated as of December 31, 2005 by and among LKQ Corporation, Elias Hawa, Sabah Hawa, and Fouyad Pouyafar (incorporated herein by reference to Exhibit 2.2 to the Company’s report on Form 8-K filed with the SEC on January 5, 2006).

10.34

Second Contingent Payment Agreement dated as of December 31, 2005 by and among LKQ Corporation, Elias Hawa, Sabah Hawa, and Fouyad Pouyafar (incorporated herein by reference to Exhibit 2.3 to the Company’s report on Form 8-K filed with the SEC on January 5, 2006).

10.35	Form of LKQ Corporation Executive Officer 2005 Bonus Program (Corporate) (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K/A filed with the SEC on March 18, 2005).
10.36	Form of LKQ Corporation Executive Officer 2005 Bonus Program (Regional) (incorporated herein by reference to Exhibit 99.3 to the Company’s report on Form 8-K/A filed with the SEC on March 18, 2005).
10.37	Form of LKQ Corporation Executive Officer 2006 Bonus Program (Corporate) (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on March 28, 2006).
10.38	Form of LKQ Corporation Executive Officer 2006 Bonus Program (Regional) (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on March 28, 2006).
21.1	List of subsidiaries, jurisdictions and assumed names.
23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2006.

LKQ CORPORATION
By:	/s/ JOSEPH M. HOLSTEN
Joseph M. Holsten President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2006.

Signature	Title
Principal Executive Officer:
/s/ JOSEPH M. HOLSTEN	President and Chief Executive Officer
Joseph M. Holsten
Principal Financial Officer:
/s/ MARK T. SPEARS	Executive Vice President and Chief Financial Officer
Mark T. Spears
Principal Accounting Officer:
/s/ FRANK P. ERLAIN	Vice President—Finance and Controller
Frank P. Erlain
A Majority of the Directors:
/s/ A. CLINTON ALLEN	Director
A. Clinton Allen
/s/ ROBERT M. DEVLIN	Director
Robert M. Devlin

Signature	Title
/s/ JOSEPH M. HOLSTEN	Director
Joseph M. Holsten
/s/ DONALD F. FLYNN	Director
Donald F. Flynn
/s/ PAUL M. MEISTER	Director
Paul M. Meister
/s/ JOHN F. O’BRIEN	Director
John F. O’Brien
/s/ WILLIAM M. WEBSTER, IV	Director
William M. Webster, IV