Form 10-Q
period 2006-03-31
LKQ CORP
filed 2006-05-09
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No   ☒

At May 3, 2006, the registrant had issued and outstanding an aggregate of 52,723,300 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
Assets

Current Assets:
Cash and equivalents	$3,545	$3,173
Restricted cash	450	450
Receivables, net	47,081	39,500
Inventory	123,991	103,655
Deferred income taxes	2,261	2,122
Prepaid expenses	2,358	2,437

Total Current Assets	179,686	151,337

Property and Equipment, net	106,839	97,218
Intangibles
Goodwill	203,060	181,792
Other intangibles, net	83	88
Deferred Income Taxes	1,550	2,146
Other Assets	7,418	6,845

Total Assets	$498,636	$439,426

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$18,855	$15,496
Escrow liability	500	2,611
Accrued expenses
Accrued payroll-related liabilities	6,848	10,115
Accrued procurement liability	2,351	2,537
Other accrued expenses	13,081	11,062
Income taxes payable	5,876	819
Deferred revenue	3,889	3,440
Current portion of long-term obligations	2,598	1,481

Total Current Liabilities	53,998	47,561

Long-Term Obligations, Excluding Current Portion	80,283	45,996
Other Noncurrent Liabilities	5,397	4,032

Redeemable Common Stock, $0.01 par value, 100,000 shares issued	617	617

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,518,480 and 51,414,314 shares issued at March 31, 2006 and December 31, 2005, respectively.	525	514
Additional paid-in capital	312,295	307,304
Warrants	—	80
Retained earnings	44,111	32,027
Accumulated other comprehensive income	1,410	1,295

Total Stockholders’ Equity	358,341	341,220

Total Liabilities and Stockholders’ Equity	$498,636	$439,426

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$192,139	$133,807

Cost of goods sold	103,728	71,171

Gross margin	88,411	62,636

Facility and warehouse expenses	20,494	14,454

Distribution expenses	19,926	14,095

Selling, general and administrative expenses	24,910	17,725

Depreciation and amortization	2,736	1,966

Operating income	20,345	14,396

Other (income) expense:
Interest expense	967	572
Interest income	(24)	(18)
Other (income) expense, net	(806)	(162)

Total other expense	137	392

Income before provision for income taxes	20,208	14,004

Provision for income taxes	8,124	5,603

Net income	$12,084	$8,401

Net income per share:
Basic	$0.23	$0.20

Diluted	$0.22	$0.19

Weighted average common shares outstanding:
Basic	52,062	41,263

Diluted	55,467	45,384

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,084	$8,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,736	1,966
Share-based compensation expense	743	—
Deferred income taxes	384	383
Gain on sale of investment securities	(719)	—
Other adjustments	(12)	18
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(2,108)	(1,154)
Inventory	(13,479)	(1,613)
Income taxes payable	5,058	3,806
Other operating assets and liabilities	(593)	(496)

Net cash provided by operating activities	4,094	11,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(8,577)	(2,953)
Decrease in restricted cash in escrow	—	132
Repayment of escrow	(2,561)	—
Cash used in acquisitions	(29,068)	(15,815)

Net cash used in investing activities	(40,206)	(18,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	2,330	639
Excess tax benefit from share-based payment arrangements	1,849	—
Debt issuance costs	—	(43)
Net borrowings of long-term debt	32,305	8,847

Net cash provided by financing activities	36,484	9,443

Net increase (decrease) in cash and equivalents	372	2,118

Cash and equivalents, beginning of period	3,173	1,612

Cash and equivalents, end of period	$3,545	$3,730

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$3,100	$—
Cash paid for income taxes, net of refunds	804	1,431
Cash paid for interest	251	511

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income
(In thousands)

						Accumulated
	Common Stock		Additional			Other	Total
	Shares		Paid-In		Retained	Comprehensive	Stockholders’
	Issued	Amount	Capital	Warrants	Earnings	Income	Equity
BALANCE, December 31, 2005	51,414	$514	$307,304	$80	$32,027	$1,295	$341,220

Net income	—	—	—	—	12,084	—	12,084

Net unrealized gain (loss) on investment in equity securities, net of tax	—	—	—	—	—	126	126

Foreign currency translation	—	—	—	—	—	(11)	(11)

Total comprehensive income	—	—	—	—	—	—	12,199

Stock issued as director compensation	1	—	18	—	—	—	18

Share-based compensation expense	—	—	725	—	—	—	725

Exercise of stockholder guarantor warrants	785	8	857	(80)			785

Exercise of stock options, including related tax benefits of $1,849	318	3	3,391	—	—	—	3,394

BALANCE, March 31, 2006	52,518	$525	$312,295	$—	$44,111	$1,410	$358,341

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

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

All per share amounts and the number of shares for all periods have been retroactively adjusted to reflect the two-for-one stock split declared on December 15, 2005. See Note 3 for further discussion.

Note 2. Significant Accounting Policies

Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $2.4 million and $2.1 million at March 31, 2006 and December 31, 2005, respectively.

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Salvage products	$81,587	$69,444
Aftermarket products and refurbished wheels	36,877	30,238
Core inventory	5,527	3,973

	$123,991	$103,655

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete. The change in the carrying amount of goodwill during the three months ended March 31, 2006 is as follows (in thousands):

Balance as of December 31, 2005	$181,792
Business acquisitions	21,268

Balance as of March 31, 2006	$203,060

Investments

The Company holds common shares in Keystone Automotive Industries, Inc., which are classified as an available-for-sale investment security under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Accordingly, the investment is included in Other Assets at its fair value with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes. The fair value of the investment is estimated based upon the quoted market price for the securities. During March 2006, the Company sold a portion of its investment and has included the realized gain of $0.7 million in Other (income) expense. The proceeds from the sale, which totaled $0.8 million, were received by the Company in April 2006 and are included in Receivables on the accompanying balance sheet at March 31, 2006.

Escrow Liability

In February 2004, in connection with a business acquisition, the Company issued 168,690 shares of its common stock, which were to be held in escrow for a period of two years pending resolution of certain seller representation and warranty provisions specified in the purchase agreement. The terms of the agreement granted the shareholders the option to sell any or all of these shares during the escrow period, provided that all proceeds from such sale were delivered to the Company. In September 2005, the shareholders sold all such shares held in escrow and delivered $2.6 million to the Company. In February 2006, the sellers’ representation and warranty provisions were resolved, and the escrowed funds plus accrued interest at an annual rate of 3% were paid to the sellers.

In January 2005, in connection with a business acquisition, the Company held $0.6 million in restricted cash. During the quarter ended March 31, 2005, the amount of cash restricted was reduced by $0.1 million. In accordance with the terms of the purchase agreement, the restrictions were to be removed by January 31, 2006 or the Company was to be reimbursed from funds held in escrow. These restrictions were not removed by the specified date and the Company received reimbursement from the sellers of $0.5 million during the quarter ended March 31, 2006, which, pending final release of the restricted cash, the Company has included in Escrow liability on the accompanying balance sheet at March 31, 2006.

Income Taxes

Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requiring it to recognize expense related to the fair-value of its share-based compensation awards (see Note 4). The Company elected to use the modified prospective transition method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of the registration statement regarding the Company’s initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” net of estimated forfeitures. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the award.

Prior to the adoption of SFAS 123R, the Company accounted for its stock compensation arrangements under the provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” (“SFAS 148”), which allowed the application of existing accounting rules under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the Company recognized compensation expense based on an award’s intrinsic value, the difference between the exercise price of the option and the fair market value of the underlying common stock at the time the options were granted. For nonqualified stock options granted with an exercise price equal to the market value of the stock at the date of grant, no compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income and pro forma earnings per share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table sets forth the total share-based compensation expense resulting from stock options included in our Unaudited Consolidated Statement of Income during the three months ended March 31, 2006 (in thousands):

Cost of goods sold	$3
Facility and warehouse expenses	132
Selling, general and administrative expenses	590

$725

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three months ended March 31, 2006 was $0.4 million lower than if it had continued to account for share-based compensation under APB 25. If the Company had not adopted SFAS 123R, basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.24 and $0.23 as compared to $0.23 and $0.22, respectively.

The Company has not capitalized any share-based compensation cost during the three months ended March 31, 2006. As of March 31, 2006, a total of $6.1 million in unrecognized compensation expense is expected to be recognized as follows:

Remainder of 2006	$1.1 million
2007	1.5 million
2008	1.4 million
2009	1.2 million
2010	0.9 million

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	Three Months Ended
	March 31,
	2006	2005
Expected life (in years)	6.4	5.8
Risk-free interest rate	4.31%	3.94%
Volatility	40.0%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$9.22	$3.81

Expected life — The expected life represents the period that the Company’s stock-based awards are expected to be outstanding. Due to the limited information available regarding historical exercise experience, the Company has elected to use the simplified expected term method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).

Risk-free interest rate — The Company bases the risk free interest rate used in the Black-Scholes option-pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Expected volatility — The Company uses the trading history and historical volatility of its common stock, and because of limited historical data available on the price of its own publicly traded shares, the volatility of similar entities whose share prices are publicly available in determining an estimated volatility factor for the Black-Scholes option-pricing model.

Expected dividend yield — The Company has not declared dividends and has therefore used a zero value for the expected dividend yield in the Black-Scholes option-pricing model.

Estimated forfeitures — When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of its historical option forfeitures.

The following table illustrates the effect on net income and earnings per share during the three months ended March 31, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan, including the effect of accelerating the vesting schedules of certain options granted in 2004 and 2005 (in thousands, except per share amounts):

Net income, as reported	$8,401
Add: Share-based compensation expense, net of tax, included in net income as reported	25
Less: Total share-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(3,823)

Pro forma net income	$4,603

Earnings per share:
Basic - as reported	$0.20
Basic - pro forma	$0.11

Diluted - as reported	$0.19
Diluted - pro forma	$0.10

Prior to the adoption of SFAS 123R, the Company included all tax benefits associated with share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. The Company has included $1.8 million of excess tax benefits in its cash flows from financing activities for the three months ended March 31, 2006. During the three months ended March 31, 2005, excess tax benefits of $0.4 million were included in net cash provided by operating activities.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted SFAS 151 and its adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. The Company has adopted SFAS 154 and its adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and SFAS No. 140” (“SFAS 155”). Among other changes, SFAS 155 further defines what constitutes a derivative as defined by SFAS No. 133, and addresses certain measurement issues regarding hybrid financial instruments. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140”. Among other changes, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability in certain situations and defines measurement methods for these assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3. Capital Structure

On February 14, 2001, the Company issued warrants to purchase 3,922,224 shares of its common stock at an exercise price of $1.00 per share to certain stockholder guarantors in exchange for their guaranty of $10 million of the debt outstanding against the Company’s credit agreement. The fee warrants became exercisable upon issuance and were to expire on February 14, 2006. Warrants to purchase 785,072 shares of the Company’s stock were outstanding at December 31, 2005, all of which were exercised prior to the expiration date. The stockholder guaranties were cancelled in June 2002 when the Company entered into a new credit facility.

On December 15, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. Each stockholder of record at the close of business on January 3, 2006 received an additional share of common stock for every outstanding share held. The payment date was January 13, 2006, and the common stock began trading on a split-adjusted basis on January 17, 2006.

Note 4. Share-Based Compensation Plans

The Company has three share-based compensation plans, the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”), the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”), and a separate stock option plan for our Chief Executive Officer (the “CEO Plan”).

A summary of transactions in the Company’s share-based compensation plans for the three months ended March 31, 2006 is as follows:

	Options		Weighted
	Available	Number of	Average
	for	Shares	Exercise
	Grant	Outstanding	Price
Balance, December 31, 2005	4,493,820	7,516,670	$6.76
Granted	(478,600)	478,600	19.59
Exercised	—	(318,214)	4.86
Cancelled	20,611	(20,611)	13.83

Balance, March 31, 2006	4,035,831	7,656,445	$7.62

The total intrinsic value of stock options exercised was $5.0 million during the three months ended March 31, 2006. There were 87,410 stock options exercised during the three months ended March 31, 2005 with an intrinsic value of $1.1 million.

The following table summarizes information about outstanding and exercisable stock options at March 31, 2006:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Yrs)	Price	Shares	Life (Yrs)	Price
$1.50	342,000	4.8	$1.50	342,000	4.8	$1.50
4.00 - 5.00	1,839,450	5.6	4.32	1,201,660	5.2	4.39
6.25 - 7.50	2,343,400	4.7	6.91	2,100,400	4.3	6.95
7.92 - 9.44	2,526,495	8.4	8.87	2,161,518	8.3	8.87
15.13 - 17.28	136,000	9.5	15.37	300	9.4	15.13
19.51 - 21.70	469,100	9.8	19.59	—	—	—

	7,656,445	6.5	$7.62	5,805,878	6.0	$6.81

The aggregate intrinsic value of outstanding and exercisable stock options at March 31, 2006 is $101.0 million and $81.3 million, respectively.

Stock options expire 10 years from the date they are granted. Most of the options granted under the Equity Incentive Plan and the CEO Plan vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant. The Company expects to issue new shares of common stock to cover future stock option exercises.

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

On January 28, 2005, the Company’s Board of Directors granted options to purchase a total of 600,000 shares of LKQ common stock at an exercise price of $8.33 per share. The options were immediately exercisable with respect to all of the shares subject to the options. This vesting schedule is different than the typical vesting schedule for options granted under the Equity Incentive Plan.

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

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Revolving credit facility	$71,000	$38,000
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	11,881	9,477
	82,881	47,477
Less current maturities	(2,598)	(1,481)

	$80,283	$45,996

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that originally matured in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new revolving credit facility initially had a maximum availability of $75.0 million, which was amended to $100.0 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135.0 million, extend the maturity date to June 1, 2010 and modify certain other terms. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including, without limitation a senior debt to EBITDA ratio which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends, restrictions on the payment of other dividends; and on purchases, redemptions and acquisitions of the Company’s stock; limitations on additional indebtedness; certain limitations on acquisitions, mergers and consolidations; and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.625%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout 2006 and 2005.

The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at March 31, 2006 and December 31, 2005 was 5.78% and 7.25%, respectively. Borrowings against the credit facility totaled $71.0 million and $38.0 million at March 31, 2006 and December 31, 2005, respectively, and are classified as long-term obligations.

During the three months ended March 31, 2006, as part of the consideration for business acquisitions completed during the quarter, the Company issued promissory notes totaling approximately $3.1 million. The notes bear interest at annual rates of 3.5 % to 4.25%, and interest is payable at maturity. In February 2006, at the request of the holder of one of the notes, the Company made a principal payment of approximately $0.5 million on such note, subject to the conditions that the holder use the funds to invest in the Company’s common stock and that the shares purchased be deposited with the Company as collateral for the accuracy of certain seller representation and warranty provisions specified in the purchase agreement. The holder delivered to the Company 23,900 shares of LKQ common stock as part of this arrangement.

Note 6. Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at March 31, 2006 are as follows (in thousands):

Nine months ended December 31, 2006	$12,013
Years ended December 31:
2007	14,625
2008	13,449
2009	8,966
2010	5,650
2011	2,656
Thereafter	8,583

$65,942

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

Note 7. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Net income	$12,084	$8,401

Denominator for basic earnings per share-
Weighted-average shares outstanding	52,062	41,263
Effect of dilutive securities:
Stock options	3,088	1,787
Warrants	317	2,334
Denominator for diluted earnings per share-
Adjusted weighted-average shares outstanding	55,467	45,384

Earnings per share, basic	$0.23	$0.20

Earnings per share, diluted	$0.22	$0.19

The following chart sets forth the number of employee stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2006	2005
Antidilutive securities:
Stock options	485	520

Note 8. Business Combinations

During the three month period ended March 31, 2006, the Company acquired a 100% equity interest in each of four businesses (three in the recycled OEM automotive parts business and, on January 31, 2006, Transwheel Corporation, an aluminum alloy wheel refurbishing and distribution business) for an aggregate of $29.1 million in cash and $3.1 million in notes issued. The acquisitions enabled the Company to serve new market areas and become a significant provider of refurbished wheels.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with acquisitions made subsequent to March 31, 2005, the purchase price allocations are preliminary as the Company is in the process of determining the following: 1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of its inventories acquired; and 3) the final estimation of the tax basis of the entities acquired. During the quarter ended March 31, 2006, the Company made adjustments to the preliminary purchase allocations to finalize the inventory valuations and the estimated tax basis for certain of the businesses acquired in 2005. These adjustments increased goodwill related to these 2005 acquisitions by $0.6 million.

The purchase price allocations for the acquisitions completed during the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Restricted cash	$—	$599
Receivables, net	4,624	825
Inventory	6,857	4,277
Prepaid expenses	298	37
Property and equipment	3,763	390
Goodwill	21,268	12,336
Other intangibles	—	49
Other assets	44	40
Current liabilities assumed	(4,216)	(2,738)
Long-term obligations assumed	(470)	—
Notes issued	(3,100)	—

Cash used in acquisitions, net of cash acquired	$29,068	$15,815

The Company recorded goodwill of $21.3 million and $12.3 million during the three month periods ended March 31, 2006 and 2005, respectively, of which $19.6 million and $12.3 million is expected to be deductible for income tax purposes, respectively.

The following pro forma summary presents the effect of the businesses acquired during 2006 and 2005 as though the businesses had been acquired as of January 1, 2005 and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Revenue as reported	$192,139	$133,807
Revenue of purchased businesses for the period prior to acquisition	6,504	47,554
Pro forma revenue	$198,643	$181,361

Net income as reported	$12,084	$8,401
Net income of purchased businesses for the period prior to acquisition	124	2,645
Pro forma net income	$12,208	$11,046

Earnings per share - basic
As reported	$0.23	$0.20
Effect of purchased businesses for the period prior to acquisition	0.00	0.07
Pro forma earnings per share-basic	$0.23	$0.27

Earnings per share-diluted
As reported	$0.22	$0.19
Effect of purchased businesses for the period prior to acquisition	0.00	0.05
Pro forma earnings per share-diluted	$0.22	$0.24

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 9. Long Term Incentive Plan

The Company’s Board of Directors approved on January 26, 2006, and the Company’s stockholders approved at the annual meeting on May 8, 2006, the LKQ Corporation Long Term Incentive Plan. The purpose of the Long Term Incentive Plan is to offer certain key employees the opportunity to receive long term performance rewards. Each participant will be entitled to a performance award for each performance period under the plan. Performance periods will begin on January 1 and end on December 31 of the third calendar year thereafter. One half of any performance award achieved is payable promptly after the end of the performance period. A participant must be an employee of the Company throughout the performance period to be eligible for the first 50% payment. The other half of the performance award is deferred and payable in three equal installments on each one year anniversary of the end of the performance period over a total of three years. A participant must be an employee on each such anniversary date to be eligible for the respective deferred payment, unless the participant is not an employee as a result of death, total disability or normal retirement at age 65, in which case the participant (or his or her estate) will be entitled to all of the deferred payments upon such death, disability or retirement. Interest on the deferred portion of the performance award will accrue at the prime rate and be payable to the participant at the same time as the deferred installments are paid. During the three months ended March 31, 2006, the Company has recorded expense related to this plan totaling approximately $0.4 million.

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

Sources of Revenue

Since 2003, our revenue from the sale of light vehicle replacement products and related services has ranged between 87% and 93% of our total revenue. We sell the majority of our light vehicle replacement products to collision repair shops and mechanical repair shops. Our light vehicle replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, headlights, and taillights. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day-to-day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket products and refurbished wheels is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2003, approximately 7% to 13% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, and sales of damaged vehicles that we sell to vehicle repairers.

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

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as other costs to acquire, including import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors located primarily overseas, with the majority of our overseas vendors located in Taiwan. Our cost of goods sold for refurbished wheels includes the price we pay for wheel cores, freight and costs to refurbish the wheels, including overhead costs.

In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2003, the revenue from brokered products that we sell to our customers has ranged from 5.5% to 10% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during the first three months of 2006 was as follows:

Balance as of December 31, 2005	$335
Warranty expense	765
Warranty claims	(746)
Balance as of March 31, 2006	$354

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to revenue recognition, warranty costs, inventory valuation, allowance for doubtful accounts, goodwill impairments, self-insurance programs, contingencies, asset impairments, stock-based compensation, and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.

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

Aftermarket and Refurbished Wheel Inventory. Aftermarket and refurbished wheel inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign sources, import fees and duties and transportation insurance are also included. Our refurbished wheel inventory cost is based on the average price we pay for wheel cores, and includes expenses incurred for freight, buying and refurbishing overhead.

For all inventory, our carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at March 31, 2006 was approximately $2.4 million, which represents 4.8% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2005 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million. Our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We control credit risk through credit approvals, credit limits, and monitoring policies. We also have certain customers that pay for products at the time of delivery.

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

We utilize outside professionals in the valuation industry to validate our assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of March 31, 2006, we had $203.1 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2005. A 10% decrease in the fair value estimates used in the fourth quarter of 2005 impairment test would not have changed this determination.

Impairment of Long-Lived Assets

We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. If our review indicates that the carrying value of long-lived assets is not recoverable, we reduce the carrying amount of the assets to fair value. We have had no adjustments to the carrying value of long-lived assets in 2006 or 2005.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability, and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the open policy years, we would have an additional expense of approximately $8.3 million.

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

We record a provision for taxes based upon our expected annual effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.7 million and $0.6 million at March 31, 2006 and 2005, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize the cost over the vesting period, and was effective for us on January 1, 2006. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC staff position concerning the application of SFAS 123R, including interpretive guidance. We implemented the provisions of SFAS 123R and SAB 107 in the first quarter of 2006 using the modified prospective method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of our registration statement regarding our initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” net of estimated forfeitures. We have elected to recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award. The impact of adopting FAS 123R during the three month period ended March 31, 2006 was as follows:

•                  Decrease income before income taxes by $0.7 million;

•                  Decrease net income by $0.4 million;

•                  Decrease basic and diluted earnings per share by $0.01.

Prior to January 1, 2006, we accounted for our stock option plans under the intrinsic value method as defined in APB 25 and related interpretations. Compensation cost was recognized in net income for options granted under our plans only when the exercise price was less than the market price of the underlying common stock on the date of grant. For nonqualified stock options granted under our plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost was recognized in our financial statements. Rather, stock-based compensation expense was included as a pro forma disclosure in the notes to our financial statements. Pro forma disclosures of net earnings and earnings per share continue to be provided for periods prior to January 1, 2006.

For valuing our stock option awards under FAS 123R, several key factors and assumptions are required for use in the valuation models currently utilized. We have only been in existence since early 1998 and have only been a public company since October 2003. As a result, we do not have the historical data necessary to consider using a lattice valuation model at this time. We have therefore elected to use the Black-Scholes valuation model, using the guidance in SAB 107 for determining our expected term and volatility assumptions. For expected term, we have what SAB 107 defines as “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted in 2006 as permitted by SAB 107. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the limited time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on historical forfeiture rates both pre-IPO and since we have been a public company. FAS 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on zero-coupon U.S. government issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key assumptions used in determining the fair value of stock options granted in 2006 were: expected term of 6.4 years, risk-free interest rate of 4.31%, dividend yield of 0%, forfeiture rate of 7%, and volatility of 40%.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) must be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have adopted SFAS 151 and its adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 and its adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and SFAS No. 140” (“SFAS 155”). Among other changes, SFAS 155 further defines what constitutes a derivative as defined by SFAS No. 133, and addresses certain measurement issues regarding hybrid financial instruments. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140”. Among other changes, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability in certain situations and defines measurement methods for these assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our consolidated financial position, results of operations or cash flows.

Segment Reporting

Over 99% of our operations are conducted in the U.S. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the U.S. are not material. We manage our operations geographically. Our light vehicle replacement products operations are organized into ten operating segments, eight for recycled OEM products, one for aftermarket products and one for refurbished wheels. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our light vehicle replacement products operations account for over 90% of our revenue, earnings, and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Statement of Income Data:
Revenue	100.0%	100.0%
Cost of goods sold	54.0%	53.2%
Gross margin	46.0%	46.8%
Facility and warehouse expenses	10.7%	10.8%
Distributionexpenses	10.4%	10.5%
Selling, general and administrative expenses	13.0%	13.2%
Depreciation and amortization	1.4%	1.5%
Operating income	10.6%	10.8%
Other expense, net	0.1%	0.3%
Income before provision for income taxes	10.5%	10.5%
Net income	6.3%	6.3%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenue. Our revenue increased 43.6% to $192.1 million for the three month period ended March 31, 2006 from $133.8 million for the comparable period of 2005. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 12.4% in the three month period ended March 31, 2006 over the comparable period of 2005. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Our ability to combine recycled OEM, aftermarket products and wheel offerings to our customers is further contributing to increased sales volume. We also completed four business acquisitions in the three month period ended March 31, 2006. Business acquisitions subsequent to the first quarter of 2005 accounted for approximately $41.7 million of incremental revenue in the three month period ended March 31, 2006.

Cost of Goods Sold. Our cost of goods sold increased 45.7% to $103.7 million for the three month period ended March 31, 2006, from $71.2 million for the comparable period of 2005. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 53.2% to 54.0%. Our cost of goods sold percentage increase was due primarily to two factors relating to our acquisition of Transwheel Corporation: 1) we were required to write-up the value of Transwheel’s finished goods and work in process inventories for refurbished wheels in accordance with SFAS 141, which resulted in $0.2 million of higher cost of goods sold in the first quarter of 2006; and 2) the lower gross margin of Transwheel’s aluminum smelter that is used to more economically dispose of wheels that cannot be refurbished. This smelter had revenue of $4.4 million at a gross margin of 6% during the quarter. Without these two items, our cost of goods sold percentage would have decreased from 53.2% to 52.9%.

Gross Margin. Our gross margin increased 41.2% to $88.4 million for the three month period ended March 31, 2006, from $62.6 million for the comparable period of 2005. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 46.8% to 46.0%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 41.8% to $20.5 million for the three month period ended March 31, 2006, from $14.5 million for the comparable period of 2005. Our acquisitions accounted for $4.4 million of the increase in facility and warehouse expenses. Our remaining facility and warehouse expenses increased primarily due to $0.9 million of higher wages and benefits resulting from increased headcount needed to handle the higher business activity, coupled with higher insurance and legal claims expense, repairs and maintenance and utility costs. As a percentage of revenue, facility and warehouse expenses decreased from 10.8% to 10.7%.

Distribution Expenses. Distribution expenses increased 41.4% to $19.9 million for the three month period ended March 31, 2006, from $14.1 million for the comparable period of 2005. Our acquisitions accounted for $3.2 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local salvage delivery trucks and daily transfer routes between our salvage facilities by 8%. Contracted salvage transfer services increased by 37.9% due primarily to vendor price increases related to escalating fuel prices. Our own fuel costs increased by 37.1% due primarily to price increases and increased volume. In addition, higher wages from an increase in the number of employees and increased truck rentals, repairs and supplies accounted for the remaining growth in distribution expenses. As a percentage of revenue, distribution expenses decreased from 10.5% to 10.4%.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 40.5% to $24.9 million for the three month period ended March 31, 2006, from $17.7 million for the comparable period of 2005. Our acquisitions accounted for $4.2 million of the increase in selling, general, and administrative expenses. The majority of the remaining expense increase was due to higher labor and labor-related expenses of $1.2 million due primarily to increased headcount, $0.6 million for the expensing of stock options for the first time, and $0.4 million related to our new long term incentive plan. Our selling expenses tend to rise as revenue increases due to the sales commissions of our recycled OEM products inside sales force. As a percentage of revenue, our selling, general, and administrative expenses decreased from 13.2% to 13.0%.

Depreciation and Amortization. Depreciation and amortization increased 39.2% to $2.7 million for the three month period ended March 31, 2006, from $2.0 million for the comparable period of 2005. Our acquisitions accounted for $0.6 million of the increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization decreased from 1.5% to 1.4%.

Operating Income. Operating income increased 41.3% to $20.3 million for the three month period ended March 31, 2006, from $14.4 million for the comparable period of 2005. As a percentage of revenue, operating income decreased from 10.8% to 10.6%. We incurred stock option expense for the first time in our history that totaled $0.7 million in the three month period ended March 31, 2006. In addition during the same period, our cost of goods sold was higher related to our Transwheel acquisition as we noted above in Cost of Goods Sold. Without the effect of these items, our operating income as a percentage of revenue would have improved to 11.3% in the three month period ended March 31, 2006 compared to 10.8% for the three month period ended March 31, 2005.

Other (Income) Expense. Net other expense decreased 65.1% to $137,000 for the three month period ended March 31, 2006, from $392,000 for the comparable period of 2005. As a percentage of revenue, net other expense decreased from 0.3% to 0.1%. Net interest expense increased 70.2% to $0.9 million for the three month period ended March 31, 2006, from $0.6 million for the comparable period of 2005, due primarily to higher interest rates and higher average borrowings. Other income increased to $0.8 million from $0.2 million in the comparable period of 2005. Included in other income is a gain of $0.7 million on the sale of equity securities in the three month period ended March 31, 2006.

Provision for Income Taxes. The provision for income taxes increased 45.0% to $8.1 million for the three month period ended March 31, 2006 from $5.6 million in the comparable period of 2005, due primarily to improved operating results. Our effective tax rate was 40.2% in 2006 and 40.0% in 2005.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At March 31, 2006, we had cash and equivalents amounting to $3.5 million, and we had $71.0 million outstanding under our $135 million unsecured bank credit facility. We generated $4.1 million in cash flow from operating activities in the three month period ended March 31, 2006 and, based on our current plans, we expect to generate positive cash flow from operating activities of approximately $40 million for 2006. We believe that cash flow from operating activities and availability under our credit facility will be adequate to fund our short term liquidity needs.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. We acquired approximately 32,400 and 24,900 wholesale salvage vehicles in the three month periods ended March 31, 2006 and 2005, respectively. In addition, we acquired approximately 31,100 and 10,900 additional salvage vehicles for our self-service retail operations during the three month periods ended March 31, 2006 and 2005, respectively. Our purchases of aftermarket replacement parts and wheels totaled approximately $24.5 million and $10.8 million in the three month periods ended March 31, 2006 and 2005, respectively.

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

Net cash provided by operating activities totaled $4.1 million for the three month period ended March 31, 2006, compared to $11.3 million for the same period of 2005. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash, net of purchase transactions, included increases in receivables and inventory, along with decreases in accruals, partially offset by increases in income taxes payable and accounts payable. Receivables increased due to our increased sales volume. Inventories increased due primarily to higher levels of purchasing recycled salvage vehicles during the winter months when supplies are more plentiful, that we will utilize over the summer months when supplies of total loss salvage vehicles typically decline. We also added aftermarket parts inventory in a number of locations to increase geographic availability of this product. Accruals decreased primarily due to the timing of payments for incentive compensation. Income taxes payable increased primarily due to the timing of our estimated tax payments and higher levels of taxable income.

Net cash used in investing activities totaled $40.2 million for the three month period ended March 31, 2006, compared to $18.6 million for the same period of 2005. We invested $29.1 million of cash in four acquisitions in 2006 compared to $15.8 million for one acquisition in the comparable period of 2005. Net property and equipment purchases increased $5.6 million in 2006, due primarily to land acquisitions and facility expansions. We repaid an escrow liability of $2.6 million in the three month period ended March 31, 2006 related to a 2004 acquisition.

Net cash provided by financing activities totaled $36.5 million for the three month period ended March 31, 2006, compared to $9.4 million for the same period of 2005. Exercises of stock options and warrants provided $2.3 million and $0.6 million, in the three month periods ended March 31, 2006 and 2005, respectively. We borrowed $33.0 million and $9.0 million respectively, under our bank credit facility in the three month periods ended March 31, 2006 and 2005, primarily to fund acquisitions, while we repaid $0.7 million and $0.2 million of long-term debt obligations in those same periods. The excess tax benefit from share-based payment arrangements provided $1.8 million of cash in the three month period ended March 31, 2006 and is shown in cash flow from financing activities in accordance with FAS 123R. These tax benefits for periods prior to the adoption of FAS 123R were included in cash flow from operating activities and totaled $0.4 million in the three month period ended March 31, 2005.

On February 17, 2004, we entered into a new unsecured revolving credit facility that originally matured in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new credit facility initially had a maximum availability of $75.0 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, extend the maturity date to June 1, 2010, and modify certain other terms. In order to make any borrowing under the credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio, which cannot exceed 3.00 to 1.00. The credit facility contains customary covenants, including, among other things, limitations on payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions, and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers, and consolidations, and the maintenance of certain financial ratios. We were in compliance with all covenants throughout the first three months of 2006 and all of 2005. The interest rate on advances under the credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.625%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

We may in the future borrow additional amounts under our credit facility or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire businesses and redistribution facilities; to further the integration of our aftermarket and recycled OEM product facilities; to expand and improve existing facilities; to purchase property, equipment, and inventory; and for working capital.

During the three months ended March 31, 2006, as part of the consideration for business acquisitions completed during the quarter, we issued promissory notes totaling approximately $3.1 million. The notes bear interest at annual rates of 3.5 % to 4.25%, and interest is payable at maturity. In February 2006, at the request of the holder of one of the notes, we made a principal payment of approximately $0.5 million on such note, subject to the conditions that the holder use the funds to invest in our common stock and that the shares purchased be deposited with us as collateral for the accuracy of certain seller representation and warranty provisions specified in the purchase agreement. The holder delivered to us 23,900 shares of our common stock as part of this arrangement.

We estimate that our capital expenditures for 2006 will be approximately $36.0 million to $38.0 million, excluding business acquisitions. We anticipate that net cash provided by operating activities for 2006 will be approximately $40.0 million.

We believe that our current cash and equivalents, cash provided by operating activities and funds available under our credit facility will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants in addition to those to which we are subject under our current credit facility. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

The following table represents our future commitments under contractual obligations as of March 31, 2006:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In millions)
Contractual obligations
Long-term debt	$102.7	$2.7	$10.1	$89.9	$0.0
Operating leases	66.0	15.7	26.7	13.0	10.6
Purchase option obligations(1)	0.7	0.7	0.0	0.0	0.0
Purchase obligations(2)	0.4	0.4	0.0	0.0	0.0
Other long-term obligations
Deferred compensation plans	3.4	0.0	0.0	0.0	3.4
Totals	$173.2	$19.5	$36.8	$102.9	$14.0

(1)             We have notified the lessor of a property of our intent to exercise our purchase option.

(2)             We have entered into an agreement to acquire another property to be used in our operations.

Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate revolving bank credit facility as of March 31, 2006. The $71.0 million outstanding at March 31, 2006 was assumed to remain unpaid until the facility matures on June 1, 2010, and interest was computed at the average effective rate of 5.78% at March 31, 2006.

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

Item 4. Controls and Procedures

As of March 31, 2006, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2006.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(Principal Accounting Officer)