Form 10-Q
period 2006-06-30
LKQ CORP
filed 2006-08-04
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No   ☒

At August 1, 2006, the registrant had issued and outstanding an aggregate of 53,123,587 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
Assets

Current Assets:
Cash and equivalents	$4,207	$3,173
Restricted cash	—	450
Receivables, net	46,534	39,500
Inventory	130,138	103,655
Deferred income taxes	2,246	2,122
Prepaid expenses	2,697	2,437

Total Current Assets	185,822	151,337

Property and Equipment, net	113,216	97,218
Intangibles
Goodwill	229,758	181,792
Other intangibles, net	78	88
Deferred Income Taxes	1,391	2,146
Other Assets	7,127	6,845

Total Assets	$537,392	$439,426

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$17,592	$15,496
Escrow liability	500	2,611
Accrued expenses
Accrued payroll-related liabilities	9,174	10,115
Accrued procurement liability	2,065	2,537
Other accrued expenses	15,465	11,062
Income taxes payable	662	819
Deferred revenue	3,812	3,440
Current portion of long-term obligations	4,601	1,481

Total Current Liabilities	53,871	47,561

Long-Term Obligations, Excluding Current Portion	102,868	45,996
Other Noncurrent Liabilities	5,905	4,032

Redeemable Common Stock, $0.01 par value, 100,000 shares issued	617	617

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized 52,835,244 and 51,414,314 shares issued at June 30, 2006 and December 31, 2005, respectively.	528	514
Additional paid-in capital	316,426	307,304
Warrants	—	80
Retained earnings	55,773	32,027
Accumulated other comprehensive income	1,404	1,295

Total Stockholders’ Equity	374,131	341,220

Total Liabilities and Stockholders’ Equity	$537,392	$439,426

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$195,037	$136,023	$387,176	$269,830

Cost of goods sold	106,921	71,531	210,649	142,702

Gross margin	88,116	64,492	176,527	127,128

Facility and warehouse expenses	20,086	14,502	40,580	28,956

Distribution expenses	19,808	15,398	39,734	29,493

Selling, general and administrative expenses	24,731	18,719	49,641	36,444

Depreciation and amortization	2,893	2,063	5,629	4,029

Operating income	20,598	13,810	40,943	28,206

Other (income) expense
Interest expense	1,378	735	2,345	1,307
Interest income	(31)	(40)	(55)	(58)
Other (income) expense, net	(127)	(78)	(933)	(240)
Total other expense	1,220	617	1,357	1,009

Income before provision for income taxes	19,378	13,193	39,586	27,197

Provision for income taxes	7,716	5,566	15,840	11,169

Net income	$11,662	$7,627	$23,746	$16,028

Net income per share:
Basic	$0.22	$0.18	$0.45	$0.39
Diluted	$0.21	$0.16	$0.43	$0.35

Weighted average common shares outstanding:
Basic	52,802	41,710	52,434	41,488
Diluted	55,706	46,772	55,595	46,322

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,746	$16,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,629	4,029
Share-based compensation expense	1,131	—
Deferred income taxes	559	831
(Gain) loss on sale of property and equipment	7	(214)
Gain on sale of investment securities	(719)	—
Other adjustments	—	42
Excess tax benefit from share-based payment arrangements	(3,861)	—
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(1,518)	(1,893)
Inventory	(15,365)	(2,004)
Income taxes payable	3,705	1,632
Other operating assets and liabilities	(253)	1,999
Net cash provided by operating activities	13,061	20,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,504)	(6,471)
Proceeds from sale of property and equipment	77	738
Proceeds from sale of investment securities	849	—
Expenditures for intangible assets	—	(3)
Repayment of escrow	(2,561)	—
Decrease in restricted cash in escrow	450	132
Cash used in acquisitions	(56,254)	(24,037)
Net cash used in investing activities	(73,943)	(29,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and warrant exercises	4,063	4,414
Excess tax benefit from share-based payment arrangements	3,861	—
Debt issuance costs	—	(300)
Net borrowings of long-term debt	53,992	5,780
Net cash provided by financing activities	61,916	9,894

Net increase in cash and equivalents	1,034	703
Cash and equivalents, beginning of period	3,173	1,612
Cash and equivalents, end of period	$4,207	$2,315

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$6,000	$300
Cash paid for income taxes, net of refunds	11,554	8,832
Cash paid for interest	1,204	1,357

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders' Equity and Other Comprehensive Income

(In thousands)

						Accumulated
	Common Stock					Other	Total
	Shares		Additional		Retained	Comprehensive	Stockholders'
	Issued	Amount	Paid-In Capital	Warrants	Earnings	Income	Equity
BALANCE, December 31, 2005	51,414	$514	$307,304	$80	$32,027	$1,295	$341,220

Net income	—	—	—	—	23,746	—	23,746

Unrealized gain (loss) on investment in equity securities, net of tax	—	—	—	—	—	126	126

Foreign currency translation	—	—	—	—	—	(17)	(17)

Total comprehensive income	—	—	—	—	—	—	23,855

Stock issued as director compensation	2	—	36	—	—	—	36

Stock-based compensation expense	—	—	1,095	—	—	—	1,095

Exercise of stockholder guarantor warrants	785	8	857	(80)	—	—	785

Exercise of stock options, including related tax benefits of $3,861	634	6	7,134	—	—	—	7,140

BALANCE, June 30, 2006	52,835	$528	$316,426	$—	$55,773	$1,404	$374,131

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

Note 2. Significant Accounting Policies

Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $2.6 million and $2.1 million at June 30, 2006 and December 31, 2005, respectively.

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Salvage products	$84,885	$69,444
Aftermarket products and refurbished wheels	40,328	30,238
Core facilities inventory	4,925	3,973
	$130,138	$103,655

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete. The change in the carrying amount of goodwill during the six months ended June 30, 2006 is as follows (in thousands):

Balance as of December 31, 2005	$181,792
Business acquisitions	47,966
Balance as of June 30, 2006	$229,758

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

In January 2005, in connection with a business acquisition, the Company held $0.6 million in restricted cash. During the quarter ended March 31, 2005, the amount of cash restricted was reduced by $0.1 million. In accordance with the terms of the purchase agreement, the restrictions were to be removed by January 31, 2006 or the Company was to be reimbursed from funds held in escrow. These restrictions were not removed by the specified date and the Company received reimbursement from the sellers of $0.5 million during the quarter ended March 31, 2006, which, pending final release of the restricted cash, the Company had included in Escrow liability. During June 2006, the remaining restrictions were removed, and in July 2006, the Company reimbursed the sellers the $0.5 million.

Income Taxes

Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requiring it to recognize expense related to the fair-value of its share-based compensation awards (see Note 4). The Company elected to use the modified prospective transition method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R, and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of the registration statement for the Company’s initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” net of estimated forfeitures. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the award.

Prior to the adoption of SFAS 123R, the Company accounted for its stock compensation arrangements under the provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” (“SFAS 148”), which allowed the application of existing accounting rules under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the Company recognized compensation expense based on an award’s intrinsic value, the difference between the exercise price of the option and the fair market value of the underlying common stock at the time the options were granted. For nonqualified stock options granted with an exercise price equal to the market value of the stock on the date of grant, no compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income and pro forma earnings per share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s Unaudited Consolidated Statements of Income (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of goods sold	$3	$6
Facility and warehouse expenses	156	288
Selling, general and administrative expenses	211	801
	$370	$1,095

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three month and six month periods ended June 30, 2006 was $0.2 and $0.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. If the Company had not adopted SFAS 123R, basic earnings per share for the three month and six month periods ended June 30, 2006 would have been $0.23 and $0.47 as compared to $0.22 and $0.45, respectively, and diluted earnings per share for the three month and six month periods ended June 30, 2006 would have been $0.21 and $0.44 as compared to $0.21 and $0.43, respectively .

The Company has not capitalized any stock-based compensation cost during the six months ended June 30, 2006. As of June 30, 2006,

a total of $5.8 million in unrecognized compensation expense is expected to be recognized as follows:

Remainder of 2006	$0.8 million
2007	1.5 million
2008	1.4 million
2009	1.2 million
2010	0.9 million

The unrecognized compensation expense outlined above does not include the fair value of the 120,000 options expected to be granted in October 2006 under the provisions of the Stock Option and Compensation Plan for Non-Employee Directors.

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	Six Months Ended
	June 30,
	2006	2005
Expected life (in years)	6.4	5.8
Risk-free interest rate	4.33%	3.94%
Volatility	40.0%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$9.18	$7.61

Expected life — The expected life represents the period that the Company’s stock-based awards are expected to be outstanding. Due to the limited information available regarding historical exercise experience, the Company has elected to use the simplified expected term method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107.

Risk-free interest rate — The Company bases the risk free interest rate used in the Black-Scholes option-pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or a substantially equivalent remaining term.

Expected volatility — The Company uses the trading history and historical volatility of its common stock, and because of limited historical data available on the price of its own publicly traded shares, the volatility of similar entities whose share prices are publicly available, in determining an estimated volatility factor for the Black-Scholes option-pricing model.

Expected dividend yield — The Company has not declared and has no plans to declare dividends and has therefore used a zero value for the expected dividend yield in the Black-Scholes option-pricing model.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Equity Incentive Plan and the Director Plan, including the effect of accelerating the vesting schedules of certain options granted in 2004 and 2005 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$7,627	$16,028
Add: Stock-based compensation expense, net of tax, included in net income as reported	—	25
Less: Total stock-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(438)	(4,153)

Pro forma net income	$7,189	$11,900

Earnings per share:
Basic — as reported	$0.18	$0.39
Basic — pro forma	$0.17	$0.29

Diluted — as reported	$0.16	$0.35
Diluted — pro forma	$0.15	$0.26

Prior to the adoption of SFAS 123R, the Company included all tax benefits associated with share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. The Company has included $3.9 million of excess tax benefits in its cash flows from financing activities for the six months ended June 30, 2006. During the six months ended June 30, 2005, excess tax benefits of $1.9 million were included in net cash provided by operating activities.

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return and requires that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, transition and disclosure. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of beginning retained earnings in the period of adoption. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently assessing the impact of FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

Note 3. Capital Structure

On February 14, 2001, the Company issued warrants to purchase 3,922,224 shares of its common stock at an exercise price of $1.00 per share to certain stockholder guarantors in exchange for their guaranty of $10 million of the debt outstanding under the Company’s credit agreement. The warrants became exercisable upon issuance and were to expire on February 14, 2006. Warrants to purchase 785,072 shares of the Company’s stock were outstanding at December 31, 2005, all of which were exercised prior to the expiration date. The stockholder guaranties were cancelled in June 2002 when the Company entered into a new credit facility.

On December 15, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock (in the form of a stock dividend). Each stockholder of record at the close of business on January 3, 2006 received an additional share of common stock for every outstanding share held. The payment date was January 13, 2006, and the common stock began trading on a split-adjusted basis on January 17, 2006.

Note 4. Stock-Based Compensation Plans

The Company has three stock-based compensation plans, the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”), the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”), and a separate stock option plan for our Chief Executive Officer (the “CEO Plan”).

A summary of transactions in the Company’s stock-based compensation plans for the six months ended June 30, 2006 is as follows:

	Options		Weighted
	Available	Number of	Average
	for	Shares	Exercise
	Grant	Outstanding	Price
Balance, December 31, 2005	4,493,820	7,516,670	$6.76
Granted	(491,600)	491,600	19.50
Exercised	—	(634,029)	5.17
Cancelled	28,458	(28,458)	12.98
Balance, June 30, 2006	4,030,678	7,345,783	$7.72

The total intrinsic value of stock options exercised was $10.1 million during the six months ended June 30, 2006. There were 0.8 million stock options exercised during the six months ended June 30, 2005 with an intrinsic value of $4.8 million.

The following table summarizes information about outstanding and exercisable stock options at June 30, 2006:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Yrs)	Price	Shares	Life (Yrs)	Price
$1.50	322,200	4.6	$ 1.50	322,200	4.6	$ 1.50
4.00 -5.00	1,682,210	5.5	4.31	1,059,200	5.1	4.36
6.25 -7.50	2,230,400	4.5	6.92	2,026,650	4.2	6.96
7.92 -9.44	2,499,573	8.1	8.86	2,135,928	8.1	8.87
15.13 - 17.28	136,000	9.3	15.37	121,600	9.3	15.21
18.68 - 21.70	475,400	9.6	19.59	2,000	9.5	19.51
	7,345,783	6.4	$ 7.72	5,667,578	6.0	$ 7.06

The aggregate intrinsic value of outstanding and exercisable stock options at June 30, 2006 is $82.8 million and $67.6 million, respectively.

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

Note 5.   Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Revolving credit facility	$93,000	$38,000
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	14,469	9,477
	107,469	47,477
Less current maturities	(4,601)	(1,481)
	$102,868	$45,996

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that originally was scheduled to mature in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new revolving credit facility initially had a maximum availability of $75.0 million, which was amended to $100.0 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135.0 million, to extend the maturity date to June 1, 2010 and to modify certain other terms. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including without limitation a senior debt to EBITDA ratio which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends; restrictions on the payment of other dividends, and on purchases, redemptions and acquisitions of the Company’s stock; limitations on additional indebtedness; certain limitations on acquisitions, mergers and consolidations; and the maintenance of certain financial ratios.  The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.625%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout 2006 and 2005.

The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at June 30, 2006 and December 31, 2005 was 6.34% and 7.25%, respectively. Borrowings against the credit facility totaled $93.0 million and $38.0 million at June 30, 2006 and December 31, 2005, respectively, and are classified as long-term obligations.

During the six months ended June 30, 2006, as part of the consideration for business acquisitions completed during the period, the Company issued promissory notes totaling approximately $6.0 million. The notes bear interest at annual rates of 3.5 % to 5.0%, and interest is payable at maturity.  In February 2006, at the request of the holder of one of the notes, the Company made a principal payment of approximately $0.5 million on such note, subject to the conditions that the holder use the funds to invest in the common stock of the Company and that the shares purchased be deposited with the Company as collateral for the accuracy of certain seller representation and warranty provisions specified in the purchase agreement.  The holder delivered 23,900 shares of the Company’s common stock to the Company as part of this arrangement.

Note 6.   Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at June 30, 2006 are as follows (in thousands):

Six months ended December 31, 2006	$8,979
Years ended December 31:
2007	16,385
2008	15,004
2009	10,309
2010	7,429
2011	3,073
Thereafter	9,234

$70,413

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

Note 7.   Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$11,662	$7,627	$23,746	$16,028
Denominator for basic earnings per share- Weighted-average shares outstanding	52,802	41,710	52,434	41,488
Effect of dilutive securities:
Stock options	2,904	2,554	3,161	2,326
Warrants	—	2,508	—	2,508
Denominator for diluted earnings per share- Adjusted weighted-average shares outstanding	55,706	46,772	55,595	46,322

Earnings per share, basic	$0.22	$0.18	$0.45	$0.39

Earnings per share, diluted	$0.21	$0.16	$0.43	$0.35

The following chart sets forth the number of employee stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Antidilutive securities:
Stock options	491	—	491	—

Note 8.   Business Combinations

During the six month period ended June 30, 2006, the Company acquired a 100% equity interest in each of eight businesses (six in the recycled OEM automotive parts business, one in the aftermarket automotive parts business and, on January 31, 2006, Transwheel Corporation, an aluminum alloy wheel refurbishing and distribution business) for an aggregate of $56.8 million in cash, of which $0.6 million is to be paid subsequent to June 30, 2006, and $6.0 million in notes issued. The acquisitions enabled the Company to serve new market areas and become a significant provider of refurbished wheels.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with acquisitions made subsequent to June 30, 2005, the purchase price allocations are preliminary as the Company is in the process of determining the following: 1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of its inventories acquired; and 3) the final estimation of the tax basis of the entities acquired. During the six months ended June 30, 2006, the Company made adjustments to the preliminary purchase allocations to finalize the inventory valuations and the estimated tax basis for certain of the businesses acquired in 2005. These adjustments increased goodwill related to these 2005 acquisitions by $1.1 million.

The purchase price allocations for the acquisitions completed during the six months ended June 30, 2006 and 2005 are as follows (in thousands):

	2006	2005

Restricted cash	$—	$599
Receivables, net	5,515	1,435
Inventory	11,119	5,292
Prepaid expenses	388	64
Property and equipment	5,197	1,667
Goodwill	47,966	17,908
Other intangibles	—	60
Other assets	48	40
Current liabilities assumed	(6,947)	(2,525)
Long-term obligations assumed	(470)	(203)
Purchase price payable in a subsequent period	(562)	—
Notes issued	(6,000)	(300)
Cash used in acquisitions, net of cash acquired	$56,254	$24,037

The Company recorded goodwill of $48.0 million and $17.9 million during the six month periods ended June 30, 2006 and 2005, respectively, of which $46.0 million and $17.9 million is expected to be deductible for income tax purposes, respectively.

The following pro forma summary presents the effect of the businesses acquired during 2006 and 2005 as though the businesses had been acquired as of January 1, 2005 and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue as reported	$195,037	$136,023	$387,176	$269,830
Revenue of purchased businesses for the period prior to acquisition	7,158	46,627	23,355	103,356
Pro forma revenue	$202,195	$182,650	$410,531	$373,186

Net income as reported	$11,662	$7,627	$23,746	$16,028
Net income of purchased businesses for the period prior to acquisition	491	1,844	1,311	5,232
Pro forma net income	$12,153	$9,471	$25,057	$21,260

Earnings per share-basic
As reported	$0.22	$0.18	$0.45	$0.39
Effect of purchased businesses for the period prior to acquisition	0.01	0.05	0.03	0.12
Pro forma earnings per share-basic	$0.23	$0.23	$0.48	$0.51
Earnings per share-diluted As reported	$0.21	$0.16	$0.43	$0.35
Effect of purchased businesses for the period prior to acquisition	0.01	0.04	0.02	0.11
Pro forma earnings per share-diluted	$0.22	$0.20	$0.45	$0.46

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 9.   Long Term Incentive Plan

On January 26, 2006, the Company’s Board of Directors approved, and the Company’s stockholders approved at the annual meeting on May 8, 2006, the LKQ Corporation Long Term Incentive Plan. The purpose of the Long Term Incentive Plan is to offer certain key employees the opportunity to receive long term performance rewards.  Each participant will be entitled to a performance award for each performance period under the plan. Performance periods will begin on January 1 and end on December 31 of the third calendar year thereafter. One half of any performance award achieved is payable promptly after the end of the performance period. A participant must be an employee of the Company throughout the performance period to be eligible for the first 50% payment.  The other half of the performance award is deferred and payable in three equal installments on each one year anniversary of the end of the performance period over a total of three years.  A participant must be an employee on each such anniversary date to be eligible for the respective deferred payment, unless the participant is not an employee as a result of death, total disability or normal retirement at age 65, in which case the participant (or his or her estate) will be entitled to all of the deferred payments upon such death, disability or retirement. Interest on the deferred portion of the performance award will accrue at the prime rate and be payable to the participant at the same time as the deferred installments are paid. During the six months ended June 30, 2006, the Company has recorded expense related to this plan totaling approximately $0.8 million.

Note 10.   Subsequent Events

In July 2006, the Company acquired a recycled OEM automotive parts self-serve retail business with locations in Aurora, Colorado and Daytona Beach, Florida. This business acquisition enables the Company to expand its presence in an existing market and serve a new market area.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide replacement systems, components, and parts needed to repair light vehicles (cars and light trucks). Buyers of light vehicle replacement products have the option to purchase from primarily three sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to generically as “aftermarket” products; and recycled products originally produced by OEMs, which we refer to as recycled OEM products. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the light vehicle repair market. In the first six months of 2006, we completed an acquisition in the wheel refurbishment and distribution business, with four locations for the refurbishment and distribution of wheels and two additional distribution locations. This acquisition allowed us to expand our product offerings to our customers. We also acquired one aftermarket products company and six recycled OEM automotive parts businesses (three in the self-serve retail business, one serving the professional repair market and two serving both the self-serve retail and professional repair markets) in the first six months of 2006.  In July 2006, we acquired a recycled OEM automotive parts business in the self-serve retail business. These business acquisitions enable us to expand our presence in existing markets and serve new market areas. We are not involved in the manufacture of automotive products and do not maintain any manufacturing or remanufacturing operations.

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

Acquisitions

Since our inception in 1998 we have pursued a growth strategy of both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. We focus on companies that will expand our geographic presence and our ability to provide a wider choice of alternative light vehicle replacement products and services to our customers.

Sources of Revenue

Since 2004, our revenue from the sale of light vehicle replacement products and related services has ranged between 83% and 92% of our total revenue. We sell the majority of our light vehicle replacement products to collision repair shops and mechanical repair shops. Our light vehicle replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, headlights, and taillights. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket products and refurbished wheels is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2004, approximately 8% to 17% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, and sales of damaged vehicles that we sell to vehicle repairers.

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

Cost of Goods Sold

Our cost of goods sold for recycled OEM products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2004, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 10% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors located primarily overseas, with the majority of our overseas vendors located in Taiwan. Our cost of goods sold for refurbished wheels includes the price we pay for wheel cores, freight, and costs to refurbish the wheels, including overhead costs.

In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2004, the revenue from brokered products that we sell to our customers has ranged from 5% to 10% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during the first six months of 2006 was as follows:

Balance as of December 31, 2005	$335
Warranty expense	1,378
Warranty claims	(1,343)
Balance as of June 30, 2006	$370

We also sell separately priced extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Expenses

Our facility and warehouse expenses primarily include our costs to operate our processing, redistribution, self-service, and warehouse facilities. These costs include labor for both plant management and facility and warehouse personnel, stock-based compensation, facility rent, property and liability insurance, utilities, and other occupancy costs.

Our distribution expenses primarily include our costs to deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, local delivery and transfer truck rentals and subcontractor costs, vehicle repairs and maintenance, insurance, and fuel.

Our selling and marketing expenses primarily include our advertising, promotion, and marketing costs; salary and commission expenses for sales personnel; sales training; telephone and other communication expenses; and bad debt expense. Since 2004, personnel costs have accounted for approximately 75% to 80% of our selling and marketing expenses. Most of our recycled OEM product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.

Our general and administrative expenses include primarily the costs of our corporate and regional offices that provide corporate and field management, treasury, accounting, legal, payroll, business development, human resources, and information systems functions. These costs include wages and benefits for corporate, regional and administrative personnel, stock-based compensation, long term incentive compensation, accounting, legal and other professional fees, office supplies, telephone and other communication costs, insurance and rent.

Seasonality

Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months we tend to have higher demand for our products because there are more weather related accidents. In addition, the cost of salvage vehicles tends to be lower as more weather related accidents generate a larger supply of total loss vehicles.

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

Revenue Recognition

We recognize and report revenue from the sale of light vehicle replacement products when they are delivered and title has transferred, subject to a reserve for returns, discounts, and allowances that management estimates based upon historical information. A replacement product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at June 30, 2006 was approximately $2.6 million, which represents 5.3% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2005 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million.  For our light vehicle replacement parts operations, our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We also have certain customers in our light vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk for all of our operations through credit approvals, credit limits, and monitoring policies.

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

We utilize outside professionals in the valuation industry to validate our assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of June 30, 2006, we had $229.8 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2005. A 10% decrease in the fair value estimates used in the fourth quarter of 2005 impairment test would not have changed this determination.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability, and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the open policy years, we would have an additional expense of approximately $12.2 million.

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

We record a provision for taxes based upon our expected annual effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.7 million at June 30, 2006 and 2005, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize the cost over the vesting period, and was effective for us on January 1, 2006. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC staff position concerning the application of SFAS 123R, including interpretive guidance. We implemented the provisions of SFAS 123R and SAB 107 in the first quarter of 2006 using the modified prospective method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of our registration statement for our initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” net of estimated forfeitures. We have elected to recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award. The impact of adopting SFAS 123R for the six month period ended June 30, 2006 was as follows:

•                  Decrease income before income taxes by $1.1 million;

•                  Decrease net income by $0.7 million;

•                  Decrease diluted earnings per share by $0.01.

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

For valuing our stock option awards under SFAS 123R, several key factors and assumptions are required for use in the valuation models currently utilized. We have only been in existence since early 1998 and have only been a public company since October 2003. As a result, we do not have the historical data necessary to consider using a lattice valuation model at this time. We have therefore elected to use the Black-Scholes valuation model, using the guidance in SAB 107 for determining our expected term and volatility assumptions. For expected term, we have what SAB 107 defines as “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted in 2006 as permitted by SAB 107. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the limited time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on historical forfeiture rates both pre-IPO and since we have been a public company. SFAS 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on zero-coupon U.S. government issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key assumptions used in determining the fair value of stock options granted in 2006 were: expected term of 6.4 years, risk-free interest rate of 4.33%, dividend yield of 0%, forfeiture rate of 7%, and volatility of 40%.

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

In July 2006, the FASB issued Financial Interpretation No. 48,  “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. FIN 48 provides that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, transition and disclosure. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of beginning retained earnings in the period of adoption. FIN 48 will be effective for our fiscal year beginning January 1, 2007. We are currently assessing the impact of FIN 48 on our consolidated financial position, results of operations and cash flows.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Data:	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.8%	52.6%	54.4%	52.9%
Gross margin	45.2%	47.4%	45.6%	47.1%
Facility and warehouse expenses	10.3%	10.7%	10.5%	10.7%
Distribution expenses	10.2%	11.3%	10.3%	10.9%
Selling, general and administrative expenses	12.7%	13.8%	12.8%	13.5%
Depreciation and amortization	1.5%	1.5%	1.5%	1.5%
Operating income	10.6%	10.2%	10.6%	10.5%
Other (income) expense, net	0.6%	0.5%	0.4%	0.4%
Income before provision for income taxes	9.9%	9.7%	10.2%	10.1%
Net income	6.0%	5.6%	6.1%	5.9%

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenue.  Our revenue increased 43.4% to $195.0 million for the three month period ended June 30, 2006, from $136.0 million for the comparable period of 2005. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 10.8% in the three month period ended June 30, 2006 over the comparable period of

2005. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Our ability to combine recycled OEM, aftermarket products and wheel offerings to our customers is further contributing to increased sales volume. We also completed four business acquisitions in the three month period ended June 30, 2006. Business acquisitions subsequent to the second quarter of 2005 accounted for approximately $44.4 million of incremental revenue in the three month period ended June 30, 2006.

Cost of Goods Sold.  Our cost of goods sold increased 49.5% to $106.9 million for the three month period ended June 30, 2006, from $71.5 million for the comparable period of 2005. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 52.6% to 54.8%. Our cost of goods sold percentage increase was due primarily to two factors relating to our acquisition of Transwheel Corporation: 1) we were required to write-up the value of Transwheel’s finished goods and work in process inventories for refurbished wheels in accordance with SFAS 141, which resulted in $0.1 million of higher cost of goods sold in the second quarter of 2006; and 2) the lower gross margin of Transwheel’s aluminum smelter that is used to economically dispose of wheels that cannot be refurbished. This smelter had revenue of $7.8 million at a gross margin of 4.6% during the quarter. Without these two items, our cost of goods sold percentage would have increased from 52.6% in 2005 to 53.1% in 2006.

Gross Margin.  Our gross margin increased 36.6% to $88.1 million for the three month period ended June 30, 2006, from $64.5 million for the comparable period of 2005. Our gross margin increased primarily due to increased volume.  As a percentage of revenue, gross margin decreased from 47.4% to 45.2%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 38.5% to $20.1 million for the three month period ended June 30, 2006, from $14.5 million for the comparable period of 2005. Our acquisitions accounted for $4.3 million in higher facility and warehouse expenses. Our remaining facility and warehouse expenses increased primarily due to $0.6 million of higher wages and benefits resulting from increased headcount needed to handle the higher business activity, coupled with higher insurance and legal claims expense, repairs and maintenance and utility costs. In addition, we had a $0.2 million gain on the sale of a facility in 2005. As a percentage of revenue, facility and warehouse expenses decreased from 10.7% to 10.3%.

Distribution Expenses.  Distribution expenses increased 28.6% to $19.8 million for the three month period ended June 30, 2006, from $15.4 million for the comparable period of 2005. Our acquisitions accounted for $3.3 million of the increase in distribution expenses.  Our remaining distribution expenses increased as we operated 9.8% more local delivery routes and 6.3% more daily transfer routes between our facilities. Contracted salvage transfer services increased by 44.7% due primarily to vendor price increases related to escalating fuel prices and an increase in parts volume. Our own fuel costs increased 22.6% due primarily to price increases. In addition, higher wages, primarily from an increase in the number of employees, and increased truck rentals and repairs and delivery supplies, partially offset by lower freight costs and favorable insurance and legal claims cost, accounted for the remaining growth in distribution expenses. As a percentage of revenue, distribution expenses decreased from 11.3% to 10.2%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 32.1% to $24.7 million for the three month period ended June 30, 2006, from $18.7 million for the comparable period of 2005. Our acquisitions accounted for $4.4 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to higher labor and labor-related expenses of $0.5 million due primarily to higher sales commissions expenses and increased headcount, $0.2 million for the expensing of stock options that began in the first quarter of 2006, and $0.4 million related to our new long term incentive plan. Our selling expenses tend to rise as revenue increases due to the sales commissions of our recycled OEM products inside sales force. As a percentage of revenue, our selling, general, and administrative expenses decreased from 13.8% to 12.7%.

Depreciation and Amortization.  Depreciation and amortization increased 40.2% to $2.9 million for the three month period ended June 30, 2006, from $2.1 million for the comparable period of 2005. Our acquisitions accounted for $0.5 million of the increase in depreciation and amortization. As a percentage of revenue, our depreciation and amortization was 1.5% in 2006 and 2005.

Operating Income.  Operating income increased 49.2% to $20.6 million for the three month period ended June 30, 2006, from $13.8 million for the comparable period of 2005. As a percentage of revenue, operating income increased from 10.2% to 10.6%. We incurred stock option expense that totaled $0.4 million in the three month period ended June 30, 2006. In addition, during the same period, our cost of goods sold was higher due to our Transwheel acquisition, as we noted above in Cost of Goods Sold. Without the effect of these items, our operating income as a percentage of revenue would have improved to 11.1% in the three month period ended June 30, 2006 compared to 10.2% for the three month period ended June 30, 2005.

Other (Income) Expense.  Net other expense increased 97.7% to $1.2 million for the three month period ended June 30, 2006 from $0.6 million for the comparable period of 2005. As a percentage of revenue, net other expense increased from 0.5% to 0.6%. Net interest expense increased 93.8% to $1.3 million for the three month period ended June 30, 2006, from $0.7 million for the comparable period of 2005. Our average bank borrowings increased approximately $18.4 million in the second quarter of 2006 as compared to the comparable period of 2005, due primarily to acquisitions. In addition, our average effective interest rate on our bank debt also increased in 2006.

Provision for Income Taxes.  The provision for income taxes increased 38.6% to $7.7 million for the three month period ended

June 30, 2006 from $5.6 million in the comparable period of 2005, due primarily to improved operating results. Our effective tax rate was 39.8% in 2006 and 42.2% in 2005. The decrease in the effective tax rate was due primarily to two reasons. First, the provision in 2005 included state tax adjustments recorded in the second quarter of 2005; and second, changes occurred in the distribution of our taxable income among different states from previous estimates for state income tax purposes. Our effective tax rate for the remaining half of 2006 is expected to be approximately 40.0%.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenue.  Our revenue increased 43.5% to $387.2 million for the six month period ended June 30, 2006, from $269.8 million for the comparable period of 2005. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 11.6% in the six month period ended June 30, 2006 over the comparable period of 2005. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Our ability to combine recycled OEM, aftermarket products and wheel offerings to our customers is further contributing to increased sales volumes.  We also completed eight business acquisitions in 2006. The revenue growth attributable to business acquisitions accounted for approximately $86.1 million of total revenue in the six month period ended June 30, 2006.

Cost of Goods Sold.  Our cost of goods sold increased 47.6% to $210.6 million for the six month period ended June 30, 2006, from $142.7 million for the comparable period of 2005. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 52.9% to 54.4%. Our cost of goods sold percentage increase was due primarily to two factors relating to our acquisition of Transwheel Corporation: 1) we were required to write-up the value of Transwheel’s finished goods and work in process inventories for refurbished wheels in accordance with SFAS 141, which resulted in $0.3 million of higher cost of goods sold in the six month period ended June 30, 2006; and 2) the lower gross margin of Transwheel’s aluminum smelter that is used to economically dispose of wheels that cannot be refurbished. This smelter had revenue of $12.2 million at a gross margin of 5.2% during the six month period ended June 30, 2006. Without these two items, our cost of goods sold percentage would have increased from 52.9% in 2005 to 53.0% in 2006.

Gross Margin.  Our gross margin increased 38.9% to $176.5 million for the six month period ended June 30, 2006, from $127.1 million for the comparable period of 2005. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 47.1% to 45.6%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 40.1% to $40.6 million for the six month period ended June 30, 2006 from $29.0 million for the comparable period of 2005. Our acquisitions accounted for $8.7 million of the increase in facility and warehouse expenses. Our remaining facility and warehouse expenses increased primarily due to $1.4 million of higher wages and benefits resulting from increased headcount needed to handle the higher business activity, coupled with higher insurance and legal claims expense, repairs and maintenance, contract labor and utility costs. In addition, we had $0.3 million in stock option expense in 2006 and a $0.2 million gain on the sale of a facility in 2005. As a percentage of revenue, facility and warehouse expenses decreased from 10.7% to 10.5%.

Distribution Expenses.  Distribution expenses increased 34.7% to $39.7 million for the six month period ended June 30, 2006 from $29.5 million for the comparable period of 2005. Our acquisitions accounted for $6.7 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local delivery trucks by approximately 9.0% and operate 7.3% more daily transfer routes between our facilities.  Contracted salvage transfer services increased by 41.6% due primarily to vendor price increases related to escalating fuel prices and an increase in parts volume. Our own fuel costs increased 29.2% due primarily to price increases.  In addition, higher wages from an increase in the number of employees, and increased truck rentals and repairs and delivery supplies accounted for the remaining growth in distribution expenses, partially offset by an improvement in freight costs.  As a percentage of revenue, our distribution expenses decreased from 10.9% to 10.3%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 36.2% to $49.6 million for the six month period ended June 30, 2006, from $36.4 million for the comparable period of 2005. Our acquisitions accounted for $8.7 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to higher labor and labor-related expenses of $1.8 million due primarily to higher sales commissions expenses and increased headcount, $0.8 million for the expensing of stock options that began in the first quarter of 2006, and $0.8 million related to our new long term incentive plan. Our selling expenses tend to rise as revenue increases due to the sales commissions of our recycled OEM products inside sales force. As a percentage of revenue, our selling, general, and administrative expenses decreased from 13.5% to 12.8%.

Depreciation and Amortization.  Depreciation and amortization increased 39.7% to $5.6 million for the six month period ended June 30, 2006 from $4.0 million for the comparable period of 2005. Our 2006 acquisitions accounted for $1.1 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense in 2006 compared to 2005. As a percentage of revenue, depreciation and amortization was 1.5% for 2006 and 2005.

Operating Income.  Operating income increased 45.2% to $40.9 million for the six month period ended June 30, 2006, from $28.2 million for the comparable period of 2005. As a percentage of revenue, operating income increased from 10.5% to 10.6%. We incurred stock option expense that totaled $1.1 million in the six month period ended June 30, 2006. In addition during the same period, our cost of goods sold was higher due to our Transwheel acquisition as we noted above in Cost of Goods Sold. Without the effect of these items, our operating income as a percentage of revenue would have improved to 11.2% in the six month period ended June 30, 2006 compared to 10.5% for the six month period ended June 30, 2005.

Other (Income) Expense.  Net other expense increased 34.5% to $1.4 million for the six month period ended June 30, 2006 from $1.0 million for the comparable period of 2005.  As a percentage of revenue, net other expense was 0.4% for 2006 and 2005. Net interest expense increased 83.3% to $2.3 million for the six month period ended June 30, 2006, from $1.2 million for the comparable period of 2005.  Our average bank borrowings increased approximately $9.6 million during the six month period ended June 30, 2006 as compared to the comparable period of 2005, due primarily to acquisitions. In addition, our average effective interest rate on our bank debt also increased in 2006. Other income increased to $0.9 million for the six month period ended June 30, 2006 from $0.2 million in the comparable period of 2005. Included in other income is a gain of $0.7 million on the sale of equity securities in the first quarter of 2006.

Provision for Income Taxes.  The provision for income taxes increased 41.8% to $15.8 million for the six month period ended June 30, 2006 from $11.2 million in the comparable period of 2005, due primarily to improved operating results. Our effective tax rate was 40.0% in 2006 and 41.1% in 2005. The decrease in the effective tax rate was due primarily to two reasons. First, the provision included state tax adjustments recorded in the second quarter of 2005; and second, changes occurred in the distribution of our taxable income among different states from previous estimates for state income tax purposes. Our effective tax rate for the remaining half of 2006 is expected to be approximately 40.0%.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At June 30, 2006, we had cash and equivalents amounting to $4.2 million, and we had $93.0 million outstanding under our $135.0 million unsecured bank credit facility. We generated $13.1 million in cash flow from operating activities in the six month period ended June 30, 2006 and, based on our current plans, we expect to generate positive cash flow from operating activities in excess of $40.0 million for 2006. We believe that cash flow from operating activities and availability under our credit facility will be adequate to fund our short term liquidity needs.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 28,000 and 60,500 wholesale salvage vehicles in the three month and six month periods ended June 30, 2006, respectively, and 24,000 and 48,900 in the comparable periods of 2005, respectively. In addition, we acquired approximately 28,800 and 53,100 salvage vehicles for our self-service retail operations during the three month and six month periods ended June 30, 2006, respectively,  and 14,200 and 25,100 in the comparable periods of 2005, respectively.  Our purchases of aftermarket replacement parts and wheels totaled approximately $22.3 million and $46.8 million in the three month and six month periods ended June 30, 2006, respectively, and $10.5 million and $21.2 million in the comparable periods of 2005, respectively.

We intend to continue to evaluate markets for potential growth through the internal development of redistribution centers, processing facilities, and aftermarket warehouses, through further integration of aftermarket, wheel and recycled OEM product facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions.

Net cash provided by operating activities totaled $13.1 million for the six month period ended June 30, 2006, compared to $20.5 million for the same period of 2006. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash, net of purchase transactions, included increases in receivables and inventory, and decreases in accounts payable.  Receivables increased due to our increased sales volume. Inventories increased due primarily to higher levels of purchasing of recycled salvage vehicles that we will utilize over the summer months when supplies of total loss salvage vehicles typically decline. We also added aftermarket parts and wheel inventories in a number of locations to increase geographic availability of these products. Accounts payable decreased primarily due to the timing of payments.

Net cash used in investing activities totaled $73.9 million for the six month period ended June 30, 2006, compared to $29.6 million for the same period of 2005. We invested $56.3 million of cash in eight acquisitions in 2006 compared to $24.0 million on acquisitions in the comparable period of 2005. Net property and equipment purchases increased $10.0 million in 2006, due primarily to land acquisitions and facility expansions. We repaid an escrow liability of $2.6 million in the six month period ended June 30, 2006 related to a 2004 acquisition.

Net cash provided by financing activities totaled $61.9 million for the six month period ended June 30, 2006, compared to $9.9 million for the same period of 2005. Exercises of stock options and warrants provided $4.1 million and $4.4 million in the six month periods ended June 30, 2006 and 2005, respectively. We borrowed $55.0 million and $6.0 million respectively, under our bank credit facility in the six month periods ended June 30, 2006 and 2005, primarily to fund acquisitions, while we repaid $1.0 million and $0.2 million of long-term debt obligations in those same periods. The excess tax benefit from share-based payment arrangements provided $3.9 million of cash in the six month period ended June 30, 2006 and is shown in cash flow from financing activities in accordance with SFAS 123R. These tax benefits for periods prior to the adoption of SFAS 123R were included in cash flow from operating activities and totaled $1.9 million in the six month period ended June 30, 2005.

On February 17, 2004, we entered into a new unsecured revolving credit facility that was originally scheduled to mature in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new credit facility initially had a maximum availability of $75.0 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, to extend the maturity date to June 1, 2010, and to modify certain other terms. In order to make any borrowing under the credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio, which cannot exceed 3.00 to 1.00. The credit facility contains customary covenants, including, among other things, limitations on payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions, and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers, and consolidations, and the maintenance of certain financial ratios. We were in compliance with all covenants throughout the first three months of 2006 and all of 2005. The interest rate on advances under the credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from ..875% to 1.625%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

We may in the future borrow additional amounts under our credit facility or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire businesses and redistribution facilities; to further the integration of our aftermarket, wheel and recycled OEM product facilities; to expand and improve existing facilities; to purchase property, equipment, and inventory; and for working capital.

During the six months ended June 30, 2006, as part of the consideration for business acquisitions completed during the period, we issued promissory notes totaling approximately $6.0 million. The notes bear interest at annual rates of 3.5 % to 5.0%, and interest is payable at maturity. In February 2006, at the request of the holder of one of the notes, we made a principal payment of approximately $0.5 million on such note, subject to the conditions that the holder use the funds to invest in our common stock and that the shares purchased be deposited with us as collateral for the accuracy of certain seller representation and warranty provisions specified in the purchase agreement. The holder delivered to us 23,900 shares of our common stock as part of this arrangement.

We estimate that our capital expenditures for 2006 will be approximately $41.0 million to $43.0 million, excluding business acquisitions.

We believe that our current cash and equivalents, cash provided by operating activities and funds available under our credit facility will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants in addition to those to which we are subject under our current credit facility. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

The following table represents our future commitments under contractual obligations as of June 30, 2006:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
			(In millions)
Contractual obligations
Long-term debt	$134.0	$4.9	$10.7	$118.4	$0.0
Operating leases	70.4	17.2	28.3	14.1	10.8
Purchase obligations (1)	3.4	0.4	0.0	0.0	3.0
Other long-term obligations
Deferred compensation plans	3.5	0.0	0.0	0.0	3.5
Long term incentive plan	0.8	0.0	0.4	0.3	0.1
Totals	$212.1	$22.5	$39.4	$132.8	$17.4

(1)             We have entered into agreements to acquire two properties to be used in our operations.

Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate revolving bank credit facility as of June 30, 2006. The $93.0 million outstanding at June 30, 2006 was assumed to remain unpaid until the facility matures on June 1, 2010, and interest was computed at the average effective rate of 6.34% at June 30, 2006.

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

Item 4. Controls and Procedures

As of June 30, 2006, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Our stockholders voted on three items at the Annual Meeting of the Stockholders held on May 8, 2006:

1.                  The election of seven directors to terms ending in 2007.  The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld
A. Clinton Allen	48,714,043	1,493,006
Robert M. Devlin	47,698,905	2,508,144
Donald F. Flynn	49,996,738	210,311
Joseph M. Holsten	50,000,288	206,761
Paul M. Meister	49,994,038	213,011
John F. O’Brien	48,903,956	1,303,093
William M. Webster, IV	49,992,038	215,011

2.                  The adoption of a Long Term Incentive Plan.  The Plan was adopted by the following votes:

Votes For:	43,603,681
Votes Against:	498,088
Abstentions:	516,357
Non-Votes:	5,588,923

3.                  The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2006.  The appointment of Deloitte & Touche LLP was ratified pursuant to the following votes:

Votes For:	49,887,264
Votes Against:	305,986
Abstentions:	13,799

Item 6.  Exhibits

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2006.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)