Form 10-Q
period 2006-09-30
LKQ CORP
filed 2006-11-03
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Yes  ☐ No  ☒

At October 30, 2006, the registrant had issued and outstanding an aggregate of 53,298,013 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
Assets

Current Assets:
Cash and equivalents	$6,356	$3,173
Restricted cash	—	450
Receivables, net	45,769	39,500
Inventory	126,895	103,655
Deferred income taxes	2,102	2,122
Prepaid income taxes	3,315	—
Prepaid expenses	2,542	2,437

Total Current Assets	186,979	151,337

Property and Equipment, net	118,305	97,218
Intangibles
Goodwill	242,779	181,792
Other intangibles, net	73	88
Deferred Income Taxes	—	2,146
Other Assets	7,035	6,845

Total Assets	$555,171	$439,426

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$17,507	$15,496
Escrow liability	50	2,611
Accrued expenses
Accrued payroll-related liabilities	9,927	10,115
Accrued procurement liability	1,924	2,537
Other accrued expenses	16,550	11,062
Income taxes payable	—	819
Deferred revenue	3,855	3,440
Current portion of long-term obligations	4,423	1,481

Total Current Liabilities	54,236	47,561

Long-Term Obligations, Excluding Current Portion	104,808	45,996
Deferred Income Tax Liability	991	—
Other Noncurrent Liabilities	6,477	4,032

Redeemable Common Stock, $0.01 par value, 100,000 shares issued	617	617

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 53,120,093 and 51,414,314 shares issued at September 30, 2006 and December 31, 2005, respectively.	531	514
Additional paid-in capital	320,057	307,304
Warrants	—	80
Retained earnings	66,232	32,027
Accumulated other comprehensive income	1,222	1,295

Total Stockholders’ Equity	388,042	341,220

Total Liabilities and Stockholders’ Equity	$555,171	$439,426

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
( In thousands, except per share data )

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$197,659	$133,640	$584,835	$403,470

Cost of goods sold	108,222	70,696	318,872	213,398

Gross margin	89,437	62,944	265,963	190,072

Facility and warehouse expenses	22,445	15,240	63,025	44,196

Distribution expenses	20,387	15,724	60,121	45,217

Selling, general and administrative expenses	25,604	18,455	75,245	54,899

Depreciation and amortization	3,136	2,060	8,764	6,089

Operating income	17,865	11,465	58,808	39,671

Other (income) expense:
Interest expense	1,867	734	4,212	2,041
Interest income	(38)	(30)	(93)	(88)
Other income	(238)	(361)	(1,172)	(601)

Total other expense	1,591	343	2,947	1,352

Income before provision for income taxes	16,274	11,122	55,861	38,319

Provision for income taxes	5,816	4,519	21,656	15,688

Net income	$10,458	$6,603	$34,205	$22,631

Net income per share:
Basic	$0.20	$0.16	$0.65	$0.54

Diluted	$0.19	$0.14	$0.61	$0.48

Weighted average common shares outstanding:
Basic	53,098	42,489	52,658	41,825

Diluted	55,910	47,677	55,722	46,960

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
( In thousands )

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,205	$22,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,915	6,089
Share-based compensation expense	1,521	—
Deferred income taxes	3,184	1,198
Excess tax benefit from share-based payment arrangements	(5,696)	—
(Gain) loss on sale of property and equipment	13	(161)
Gain on sale of investment securities	(719)	(335)
Other adjustments	—	42
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(887)	66
Inventory	(11,929)	(461)
Prepaid income taxes / income taxes payable	1,562	2,705
Other operating assets and liabilities	655	3,477

Net cash provided by operating activities	30,824	35,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,394)	(11,111)
Proceeds from sale of property and equipment	162	877
Proceeds from sale of investment securities	849	—
Expenditures for intangible assets	—	(3)
Repayment of escrow	(2,561)	—
Proceeds from conversion of escrow	—	2,561
Decrease in restricted cash in escrow	450	132
Cash used in acquisitions	(68,071)	(37,278)

Net cash used in investing activities	(93,565)	(44,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and warrant exercises	5,474	7,387
Excess tax benefit from share-based payment arrangements	5,696	—
Debt issuance costs	—	(302)
Net borrowings of long-term debt	54,754	4,712

Net cash provided by financing activities	65,924	11,797

Net increase in cash and equivalents	3,183	2,226

Cash and equivalents, beginning of period	3,173	1,612

Cash and equivalents, end of period	$6,356	$3,838

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$7,000	$430
Notes assumed in connection with business acquisitions	—	203
Cash paid for income taxes, net of refunds	16,877	11,904
Cash paid for interest	2,617	2,067

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income
( In thousands )

						Accumulated
	Common Stock					Other	Total
	Shares		Additional		Retained	Comprehensive	Stockholders’
	Issued	Amount	Paid-In Capital	Warrants	Earnings	Income	Equity

BALANCE, December 31, 2005	51,414	$514	$307,304	$80	$32,027	$1,295	$341,220

Net income	—	—	—	—	34,205	—	34,205

Unrealized loss on investment in equity securities, net of tax	—	—	—	—	—	(48)	(48)

Foreign currency translation	—	—	—	—	—	(25)	(25)

Total comprehensive income	—	—	—	—	—	—	34,132

Stock issued as director compensation	3	—	54	—	—	—	54

Stock-based compensation expense	—	—	1,467	—	—	—	1,467

Exercise of stockholder guarantor warrants	785	8	857	(80)	—	—	785

Exercise of stock options, including related tax benefits of $5,696	918	9	10,375	—	—	—	10,384

BALANCE, September 30, 2006	53,120	$531	$320,057	$—	$66,232	$1,222	$388,042

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

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Accordingly, certain information related to the Company’s significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position, results of operations and cash flows of the Company for the periods presented.

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

All per share amounts and the number of shares for all periods have been retroactively adjusted to reflect the two-for-one stock split declared on December 15, 2005. See Note 3 for further discussion.

Note 2. Significant Accounting Policies

Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $2.4 million and $2.1 million at September 30, 2006 and December 31, 2005, respectively.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2006	2005

Salvage products	$79,262	$69,444
Aftermarket products and refurbished wheels	41,978	30,238
Core facilities inventory	5,655	3,973

	$126,895	$103,655

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete. The change in the carrying amount of goodwill during the nine months ended September 30, 2006 is as follows (in thousands):

Balance as of December 31, 2005	$181,792
Business acquisitions	60,987

Balance as of September 30, 2006	$242,779

Investments

The Company holds common shares in Keystone Automotive Industries, Inc., which are classified as an available-for-sale investment security under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Accordingly, the investment is included in Other Assets at its fair value with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes. The fair value of the investment is estimated based upon the quoted market price for the securities. During March 2006, the Company sold a portion of its investment and has included the realized gain of $0.7 million in Other income. The unrealized loss on investment in equity securities reflected as a component of Accumulated other comprehensive income during the nine months ended September 30, 2006 is net of reclassification adjustments of $0.3 million, net of tax, for realized gains on the sale of securities included in net income.

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

During 2006, the Internal Revenue Service completed its audit of the 2002 tax return of the Company. As a result of the completion of this audit and the statutory closing of 2002 and prior tax years, the Company recorded a tax benefit in the third quarter of 2006 of approximately $0.7 million consisting of the reversal of accrued income tax liabilities no longer deemed necessary.

Depreciation Expense

Included in Cost of Goods Sold is depreciation expense associated with certain wheel refurbishing and smelting operations.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requiring it to recognize expense related to the fair-value of its share-based compensation awards (see Note 4). The Company elected to use the modified prospective transition method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of the registration statement regarding the Company’s initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), net of estimated forfeitures. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the award.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in our Unaudited Consolidated Statement of Income (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Cost of goods sold	$4	$10
Facility and warehouse expenses	155	443
Selling, general and administrative expenses	213	1,014

	$372	$1,467

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three month and nine month periods ended September 30, 2006 was $0.2 million and $0.9 million lower, respectively, than if it had continued to account for stock-based compensation under APB 25. If the Company had not adopted SFAS 123R, basic earnings per share for the three month and nine month periods ended September 30, 2006 would have been $0.20 and $0.67 as compared to $0.20 and $0.65, respectively, and diluted earnings per share for the three month and nine month periods ended September 30, 2006 would have been $0.19 and $0.63 as compared to $0.19 and $0.61, respectively.

The Company has not capitalized any stock-based compensation cost during the nine months ended September 30, 2006. As of September 30, 2006, a total of $6.5 million in unrecognized compensation expense is expected to be recognized as follows:

Remainder of 2006	$0.9 million
2007	2.1 million
2008	1.4 million
2009	1.2 million
2010	0.9 million

The unrecognized compensation expense outlined above includes the fair value of the 120,000 options granted on October 2, 2006 under the provisions of the Stock Option and Compensation Plan for Non-Employee Directors.

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	Nine Months Ended
	September 30,
	2006	2005

Expected life (in years)	6.4	5.8
Risk-free interest rate	4.33%	3.93%
Volatility	40.0%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$9.19	$7.61

Expected life – The expected life represents the period that the Company’s stock-based awards are expected to be outstanding. Due to the limited information available regarding historical exercise experience, the Company has elected to use the simplified expected term method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).

Risk-free interest rate – The Company bases the risk free interest rate used in the Black-Scholes option-pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Expected volatility – The Company uses the trading history and historical volatility of its common stock, and because of limited historical data available on the price of its own publicly traded shares, the volatility of similar entities whose share prices are publicly available, in determining an estimated volatility factor for the Black-Scholes option-pricing model.

Expected dividend yield – The Company has not declared and has no plans to declare dividends and has therefore used a zero value for the expected dividend yield in the Black-Scholes option-pricing model.

Estimated forfeitures – When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of its historical option forfeitures.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, including the effect of accelerating the vesting schedules of certain options granted in 2004 and 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$6,603	$22,631
Add: Stock-based compensation expense, net of tax, included in net income as reported	—	25
Less: Total stock-based compensation expense determined using the Black-Scholes option pricing model, net of related tax effects	(172)	(4,569)

Pro forma net income	$6,431	$18,087

Earnings per share:
Basic - as reported	$0.16	$0.54
Basic - pro forma	$0.15	$0.43

Diluted - as reported	$0.14	$0.48
Diluted - pro forma	$0.13	$0.39

Prior to the adoption of SFAS 123R, the Company included all tax benefits associated with stock-based compensation as operating cash flows in the Statement of Cash Flows. SFAS 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. The Company has included $5.7 million of excess tax benefits in its cash flows from financing activities for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, excess tax benefits of $3.6 million were included in net cash provided by operating activities.

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return and requires that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, transition and disclosure. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of beginning retained earnings in the period of adoption. FIN 48 will be effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently assessing the impact of FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements no. 87, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize on a prospective basis the funded status of their defined benefit pension and postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income, net of tax. As required, the Company will adopt SFAS 158 on December 31, 2006. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how public companies quantify financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 will be effective in the Company’s annual financial statements for its fiscal year ending December 31, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

On December 15, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock payable as a stock dividend. Each stockholder of record at the close of business on January 3, 2006 received an additional share of common stock for every outstanding share held. The payment date was January 13, 2006, and the common stock began trading on a split-adjusted basis on January 17, 2006.

Note 4. Stock-Based Compensation Plans

The Company has three stock-based compensation plans, the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”), the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”), and a separate stock option plan for our Chief Executive Officer (the “CEO Plan”).

A summary of transactions in the Company’s stock-based compensation plans for the nine months ended September 30, 2006 is as follows:

	Options		Weighted
	Available	Number of	Average
	for	Shares	Exercise
	Grant	Outstanding	Price

Balance, December 31, 2005	4,493,820	7,516,670	$6.76

Granted	(494,500)	494,500	19.51
Exercised	—	(918,076)	5.11
Cancelled	35,214	(35,214)	13.76

Balance, September 30, 2006	4,034,534	7,057,880	$7.83

The total intrinsic value of stock options exercised was $15.0 million during the nine months ended September 30, 2006. There were 1.3 million stock options exercised during the nine months ended September 30, 2005 with an intrinsic value of $9.1 million.

The following table summarizes information about outstanding and exercisable stock options at September 30, 2006:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Yrs)	Price	Shares	Life (Yrs)	Price

$1.50	275,200	4.3	$1.50	275,200	4.3	$1.50
4.00 - 5.00	1,522,440	5.5	4.25	1,019,485	5.3	4.24
6.25 - 7.50	2,182,500	4.3	6.93	1,978,750	4.0	6.97
7.92 - 9.44	2,468,640	7.9	8.86	2,107,173	7.8	8.87
15.13 - 17.28	136,000	9.0	15.37	121,900	9.0	15.21
18.68 - 21.99	473,100	9.3	19.60	47,920	9.3	19.59

	7,057,880	6.2	$7.83	5,550,428	5.9	$7.21

The aggregate intrinsic value of outstanding and exercisable stock options at September 30, 2006 is $99.8 million and $81.9 million, respectively.

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

On January 28, 2005, the Company’s Board of Directors granted options to employees to purchase a total of 600,000 shares of LKQ common stock at an exercise price of $8.33 per share. The options were immediately exercisable with respect to all of the shares subject to the options. This vesting schedule is different than the typical vesting schedule for options granted under the Equity Incentive Plan.

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

On October 2, 2006, the Company granted a total of 120,000 options at an exercise price of $21.51 per share to its non-employee directors in accordance with the terms of the Director Plan. Using a Black-Scholes option pricing model the fair value of the options was $9.28 per share.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Revolving credit facility	$94,000	$38,000
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	15,231	9,477
	109,231	47,477
Less current maturities	(4,423)	(1,481)

	$104,808	$45,996

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that originally was scheduled to mature in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new revolving credit facility initially had a maximum availability of $75 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, extend the maturity date to June 1, 2010 and modify certain other terms. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including without limitation a senior debt to EBITDA ratio which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends; restrictions on the payment of other dividends, and on purchases, redemptions and acquisitions of the Company’s stock; limitations on additional indebtedness; certain limitations on acquisitions, mergers and consolidations; and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.625%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout 2005 and through September 30, 2006.

The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at September 30, 2006 and December 31, 2005 was 6.57% and 7.25%, respectively. Borrowings against the credit facility totaled $94.0 million and $38.0 million at September 30, 2006 and December 31, 2005, respectively, and are classified as long-term obligations.

During the nine months ended September 30, 2006, as part of the consideration for business acquisitions completed during the period, the Company issued promissory notes totaling approximately $7.0 million. The notes bear interest at annual rates of 3.5% to 5.0%, and interest is payable at maturity. In February 2006, at the request of the holder of one of the notes, the Company made a principal payment of approximately $0.5 million on such note, subject to the conditions that the holder use the funds to invest in the common stock of the Company and that the shares purchased be deposited with the Company as collateral for the accuracy of certain seller representation and warranty provisions specified in the purchase agreement. The holder delivered 23,900 shares of the Company’s common stock to the Company as part of this arrangement.

Note 6. Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at September 30, 2006 are as follows (in thousands):

Three months ended December 31, 2006	$4, 615
Years ended December 31:
2007	17,148
2008	15,774
2009	11,340
2010	8,623
2011	3,746
Thereafter	9,357

$70,603

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

Note 7. Earnings Per Share

The following table sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$10,458	$6,603	$34,205	$22,631

Denominator for basic earnings per share- Weighted-average shares outstanding	53,098	42,489	52,658	41,825
Effect of dilutive securities:
Stock options	2,812	2,847	3,064	2,666
Warrants	—	2,341	—	2,469
Denominator for diluted earnings per share- Adjusted weighted-average shares outstanding	55,910	47,677	55,722	46,960

Earnings per share, basic	$0.20	$0.16	$0.65	$0.54

Earnings per share, diluted	$0.19	$0.14	$0.61	$0.48

The following table sets forth the number of employee stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Antidilutive securities:
Stock options	489	2	489	2

Note 8.  Business Combinations

During the nine month period ended September 30, 2006, the Company acquired a 100% equity interest in each of nine businesses (seven in the recycled OEM automotive parts business, one in the aftermarket automotive parts business and, on January 31, 2006, Transwheel Corporation, an aluminum alloy wheel refurbishing and distribution business) for an aggregate of $69.9 million in cash, of which $1.9 million is to be paid subsequent to September 30, 2006, and $7.0 million in notes issued to the sellers. The acquisitions enabled the Company to serve new market areas and become a significant provider of refurbished wheels.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with acquisitions made subsequent to September 30, 2005, the purchase price allocations are preliminary as the Company is in the process of determining the following: 1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of its inventories acquired; and 3) the final estimation of the tax basis of the entities acquired.

During the nine months ended September 30, 2006, the Company made adjustments to the preliminary purchase price allocations for certain of the businesses acquired in 2005 to finalize the inventory valuations and the estimated tax basis of the entities. The Company has also recorded a liability for additional consideration earned based upon the achievement of certain financial results in 2006. These adjustments increased goodwill related to these 2005 acquisitions by $3.2 million.

The purchase price allocations for the acquisitions completed during the nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	2006	2005

Restricted cash	$—	$599
Receivables, net	5,382	2,146
Inventory	11,311	9,999
Prepaid expenses	417	102
Property and equipment	5,768	2,646
Goodwill	60,987	25,730
Other intangibles	—	60
Deferred tax assets	—	313
Other assets	38	44
Current liabilities assumed	(6,491)	(3,728)
Notes assumed	—	(203)
Long-term obligations assumed	(470)	—
Purchase price payable in a subsequent period	(1,871)	—
Notes issued	(7,000)	(430)

Cash used in acquisitions, net of cash acquired	$68,071	$37,278

The Company recorded goodwill of $61.0 million and $25.7 million during the nine month periods ended September 30, 2006 and 2005, respectively, of which $58.9 million and $25.7 million is expected to be deductible for income tax purposes, respectively.

The following pro forma summary presents the effect of the businesses acquired during 2006 and 2005 as though the businesses had been acquired as of January 1, 2005 and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue as reported	$197,659	$133,640	$584,835	$403,470
Revenue of purchased businesses for the period prior to acquisition	165	49,324	28,169	156,866
Pro forma revenue	$197,824	$182,964	$613,004	$560,336

Net income as reported	$10,458	$6,603	$34,205	$22,631
Net income of purchased businesses for the period prior to acquisition	18	2,049	1,912	7,809
Pro forma net income	$10,476	$8,652	$36,117	$30,440

Earnings per share-basic
As reported	$0.20	$0.16	$0.65	$0.54
Effect of purchased businesses for the period prior to acquisition	0.00	0.04	0.04	0.19
Pro forma earnings per share-basic	$0.20	$0.20	$0.69	$0.73

Earnings per share-diluted
As reported	$0.19	$0.14	$0.61	$0.48
Effect of purchased businesses for the period prior to acquisition	0.00	0.04	0.04	0.17
Pro forma earnings per share-diluted	$0.19	$0.18	$0.65	$0.65

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 9. Long Term Incentive Plan

On January 26, 2006, the Company’s Board of Directors approved, and the Company’s stockholders approved at the annual meeting on May 8, 2006, the LKQ Corporation Long Term Incentive Plan. The purpose of the Long Term Incentive Plan is to offer certain key employees the opportunity to receive long term performance rewards.  Each participant will be entitled to a performance award for each performance period under the plan. Performance periods will begin on January 1 and end on December 31 of the third calendar year thereafter. Performance awards will be equal to the participant’s base salary (at the end of the applicable performance period) multiplied by an “Award Percentage.” A participant’s Award Percentage is determined by three components: the growth over the performance period of each of the Company’s earnings per share, total revenue, and return on equity. The Compensation Committee of the Company’s Board of Directors will determine for each participant the range of Award Percentages based on different growth scenarios of the components. One half of any performance award achieved is payable promptly after the end of the performance period. A participant must be an employee of the Company throughout the performance period to be eligible for the first 50% payment.  The other half of the performance award is deferred and payable in three equal installments on each one year anniversary of the end of the performance period over a total of three years.  A participant must be an employee on each such anniversary date to be eligible for the respective deferred payment, unless the participant is not an employee as a result of death, total disability or normal retirement at age 65, in which case the participant (or his or her estate) will be entitled to all of the deferred payments upon such death, disability or retirement. Interest on the deferred portion of the performance award will accrue at the prime rate and be payable to the participant at the same time as the deferred installments are paid. During the nine months ended September 30, 2006, the Company has recorded expense related to this plan totaling approximately $1.2 million.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide replacement systems, components, and parts needed to repair light vehicles (cars and light trucks). Buyers of light vehicle replacement products have the option to purchase from primarily three sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to generically as “aftermarket” products; and recycled products originally produced by OEMs, which we refer to as recycled OEM products. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the light vehicle repair market. In the first nine months of 2006, we completed an acquisition in the wheel refurbishment and distribution business, with four locations for the refurbishment and distribution of wheels and two additional distribution locations. This acquisition allowed us to expand our product offerings to our customers. We also acquired one aftermarket products company and seven recycled OEM automotive parts businesses (four in the self-serve retail business, one serving the professional repair market and two serving both the self-serve retail and professional repair markets) in the first nine months of 2006.  These business acquisitions enable us to expand our presence in existing markets and serve new market areas. We are not involved in the manufacture of automotive products and do not maintain any manufacturing or remanufacturing operations.

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

Sources of Revenue

Since 2004, our revenue from the sale of light vehicle replacement products and related services has ranged between 82% and 92% of our total revenue. We sell the majority of our light vehicle replacement products to collision repair shops and mechanical repair shops. Our light vehicle replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, headlights, and taillights. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket products and refurbished wheels is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2004, approximately 8% to 18% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, and sales of damaged vehicles that we sell to vehicle repairers. Our revenue from other sources has increased since 2004 primarily due to higher scrap sales from our self-service retail business and to higher bulk sales of certain products.

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

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors located primarily overseas, with the majority of our overseas vendors located in Taiwan. Our cost of goods sold for refurbished wheels includes the price we pay for wheel cores, freight, and costs to refurbish the wheels, including overhead and depreciation costs.

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

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty expense is approximately 1% of our total cost of goods sold. Our warranty reserve activity during the first nine months of 2006 was as follows (in thousands):

Balance as of December 31, 2005	$335
Warranty expense	1,997
Warranty claims	(1,962)
Balance as of September 30, 2006	$370

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at September 30, 2006 was approximately $2.4 million, which represents 4.9% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2005 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million.  For our light vehicle replacement parts operations, our exposure to uncollectible accounts receivable is limited because we have a large number of small customers that are generally geographically dispersed. We also have certain customers in our light vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk for all of our operations through credit approvals, credit limits, and monitoring policies.

Goodwill Impairment

We record goodwill as a result of our acquisitions. Statement of Financial Accounting Standards (“SFAS”) No. 142,

“Goodwill and Other Intangible Assets,” (“SFAS 142”), requires us to analyze our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests on an annual basis and between annual tests whenever events may indicate that an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

We utilize outside professionals in the valuation industry to validate our assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of September 30, 2006, we had $242.8 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2005. A 10% decrease in the fair value estimates used in the fourth quarter of 2005 impairment test would not have changed this determination.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability, and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the open policy years, we would have an additional expense of approximately $12.4 million.

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

We record a provision for taxes based upon our expected annual effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.7 million at each of September 30, 2006 and 2005 against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize the cost over the vesting period, and was effective for us on January 1, 2006. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC staff position concerning the application of SFAS 123R, including interpretive guidance. We implemented the provisions of SFAS 123R and SAB 107 in the first quarter of 2006 using the modified prospective method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of our registration statement for our initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” net of estimated forfeitures. We have elected to recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award. The impact of adopting SFAS 123R for the nine month period ended September 30, 2006 was as follows:

•                  Decrease income before income taxes by $1.5 million;

•                  Decrease net income by $0.9 million;

•                  Decrease diluted earnings per share by $0.02.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements no. 87, 106, and 132( R)” (“SFAS 158”). SFAS 158 requires companies to recognize on a prospective basis the funded status of their defined benefit pension and postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income, net of tax. As required, we will adopt SFAS 158 on December 31, 2006, however, we do not expect the adoption of this statement to have a material impact on the our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how public companies quantify financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 will be effective in our annual financial statements for our fiscal year ending December 31, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Data:	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.8%	52.9%	54.5%	52.9%
Gross margin	45.2%	47.1%	45.5%	47.1%
Facility and warehouse expenses	11.4%	11.4%	10.8%	11.0%
Distribution expenses	10.3%	11.8%	10.3%	11.2%
Selling, general and administrative expenses	13.0%	13.8%	12.9%	13.6%
Depreciation and amortization	1.6%	1.5%	1.5%	1.5%
Operating income	9.0%	8.6%	10.1%	9.8%
Other (income) expense, net	0.8%	0.3%	0.5%	0.3%
Income before provision for income taxes	8.2%	8.3%	9.6%	9.5%
Net income	5.3%	4.9%	5.8%	5.6%

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenue.  Our revenue increased 47.9% to $197.7 million for the three month period ended September 30, 2006, from $133.6 million for the comparable period of 2005. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 12.2% in the three month period ended September 30, 2006 over the comparable period of 2005. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Our ability to combine recycled OEM, aftermarket products and wheel offerings to our customers is further contributing to increased sales volume. We also completed one business acquisition in the three month period ended September 30, 2006. Business acquisitions subsequent to the third quarter of 2005 accounted for approximately $47.7 million of incremental revenue in the three month period ended September 30, 2006.

Cost of Goods Sold.  Our cost of goods sold increased 53.1% to $108.2 million for the three month period ended September 30, 2006, from $70.7 million for the comparable period of 2005. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 52.9% to 54.8%. Our cost of goods sold percentage increase was due primarily to our acquisition of Transwheel Corporation, whose results include the lower gross margin of Transwheel’s aluminum smelter that is used to economically dispose of wheels that cannot be refurbished. This smelter had revenue of $7.7 million at a gross margin of 9.0% during the quarter. Without the smelter operations, our cost of goods sold percentage would have increased from 52.9% in 2005 to 53.3% in 2006. This slight increase in cost of goods sold percentage is due primarily to our wholesale recycled salvage operations. The majority of our recycled salvage vehicles are procured at auctions, and our cost of goods for this product will vary from time to time.

Gross Margin.  Our gross margin increased 42.1% to $89.4 million for the three month period ended September 30, 2006, from $62.9 million for the comparable period of 2005. Our gross margin increased primarily due to increased volume.  As a percentage of revenue, gross margin decreased from 47.1% to 45.2%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 47.3% to $22.4 million for the three month period ended September 30, 2006, from $15.2 million for the comparable period of 2005. Our acquisitions accounted for $6.4 million in higher facility and warehouse expenses. Our remaining facility and warehouse expenses increased primarily due to $0.3 million of higher wages and benefits resulting from increased headcount needed to handle the higher business activity, coupled with higher insurance and legal claims expense, repairs and maintenance and utility costs.  In addition, we had $0.2 million in stock option expense in 2006. As a percentage of revenue, facility and warehouse expenses were 11.4% in both 2006 and 2005.

Distribution Expenses.  Distribution expenses increased 29.7% to $20.4 million for the three month period ended September 30, 2006, from $15.7 million for the comparable period of 2005. Our acquisitions accounted for $3.3 million of the increase in distribution expenses.  Our remaining distribution expenses increased as we operated 6.0% more local salvage delivery trucks and 5.4% more daily salvage transfer routes between our facilities. Contracted salvage transfer services increased by 34.7% due primarily to vendor price increases related to escalating fuel prices and an increase in parts volume. Our own fuel costs increased 18.5% due primarily to price increases. In addition, higher wages, primarily from an increase in the number of employees, and increased truck rentals and repairs and delivery supplies accounted for the remaining growth in distribution expenses. As a percentage of revenue, distribution expenses decreased from 11.8% to 10.3%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 38.7% to $25.6 million for the three month period ended September 30, 2006, from $18.5 million for the comparable period of 2005. Our acquisitions accounted for $5.0 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to higher labor and labor-related expenses of $0.9 million due primarily to higher sales commissions expenses and increased headcount, $0.2 million for the expensing of stock options that began in the first quarter of 2006, and $0.4 million related to our new long term incentive plan. Sales promotion expenses and communication expenses also increased. Our selling expenses tend to rise as revenue increases due to the sales commissions of our recycled OEM products inside sales force. As a percentage of revenue, our selling, general, and administrative expenses decreased from 13.8% to 13.0%.

Depreciation and Amortization.  Depreciation and amortization increased 52.2% to $3.1 million for the three month period ended September 30, 2006, from $2.1 million for the comparable period of 2005.  Our acquisitions accounted for $0.7 million of the increase in depreciation and amortization. As a percentage of revenue, our depreciation and amortization increased from 1.5% in 2005 to 1.6% in 2006.

Operating Income.  Operating income increased 55.8% to $17.9 million for the three month period ended September 30, 2006, from $11.5 million for the comparable period of 2005. As a percentage of revenue, operating income increased from 8.6% to 9.0%. We incurred stock option expense that totaled $0.4 million in the three month period ended September 30, 2006. In addition, during the same period, our cost of goods sold was higher due to our Transwheel acquisition, as we noted above in Cost of Goods Sold. Without the effect of these items, our operating income as a percentage of revenue would have improved to 9.3% in the three month period ended September 30, 2006 compared to 8.6% for the three month period ended September 30, 2005.

Other (Income) Expense.  Total other expense, net increased 363.8% to $1.6 million for the three month period ended September 30, 2006 from $0.3 million for the comparable period of 2005. Net interest expense increased 159.8% to $1.8 million for the three month period ended September 30, 2006, from $0.7 million for the comparable period of 2005. Our average bank borrowings increased approximately $48.2 million in the third quarter of 2006 as compared to the comparable period of 2005, due primarily to acquisitions. In addition, our average effective interest rate on our bank debt also increased in 2006. As a percentage of revenue, total other expense, net increased from 0.3% to 0.8%.

Provision for Income Taxes.  The provision for income taxes increased 28.7% to $5.8 million for the three month period ended September 30, 2006 from $4.5 million in the comparable period of 2005. Our effective tax rate was 35.7% in 2006 and 40.6% in 2005. The decrease in the effective tax rate was due primarily to the reversal of $0.7 million of accrued income tax liabilities no longer deemed necessary with the statutory closing of certain tax years. Our effective tax rate for the remainder of 2006 is expected to be approximately 40.0%.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenue.  Our revenue increased 45.0% to $584.8 million for the nine month period ended September 30, 2006, from $403.5 million for the comparable period of 2005. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 11.8% in the nine month period ended September 30, 2006 over the comparable period of 2005. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. Our ability to combine recycled OEM, aftermarket products and wheel offerings to our customers is further contributing to increased sales volumes.  We also completed nine business acquisitions in 2006. The revenue growth attributable to business acquisitions accounted for approximately $133.8 million of total revenue in the nine month period ended September 30, 2006.

Cost of Goods Sold.  Our cost of goods sold increased 49.4% to $318.9 million for the nine month period ended September 30, 2006, from $213.4 million for the comparable period of 2005. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 52.9% to 54.5%. Our cost of goods sold percentage increase was due primarily to two factors relating to our acquisition of Transwheel Corporation: 1) we were required to write-up the value of Transwheel’s finished goods and work in process inventories for refurbished wheels in accordance with SFAS 141, which resulted in $0.3 million of higher cost of goods sold in the nine month period ended September 30, 2006; and 2) the lower gross margin of Transwheel’s aluminum smelter that is used to economically dispose of wheels that cannot be refurbished. This smelter had revenue of $19.9 million at a gross margin of 6.7% during the nine month period ended September 30, 2006. Without these two items, our cost of goods sold percentage would have increased from 52.9% in 2005 to 53.1% in 2006.

Gross Margin.  Our gross margin increased 39.9% to $266.0 million for the nine month period ended September 30, 2006, from $190.1 million for the comparable period of 2005. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 47.1% to 45.5%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.  Facility and warehouse expenses increased 42.6% to $63.0 million for the nine month period ended September 30, 2006 from $44.2 million for the comparable period of 2005. Our acquisitions accounted for $15.1 million of the increase in facility and warehouse expenses. Our remaining facility and warehouse expenses increased primarily due to $1.5 million of higher wages and benefits resulting from increased headcount needed to handle the higher business activity, coupled with higher insurance and legal claims expense, repairs and maintenance, contract labor and utility costs. In addition, we had $0.4 million in stock option expense in 2006 and a $0.2 million gain on the sale of a facility in 2005. As a percentage of revenue, facility and warehouse expenses decreased from 11.0% to 10.8%.

Distribution Expenses.  Distribution expenses increased 33.0% to $60.1 million for the nine month period ended September 30, 2006 from $45.2 million for the comparable period of 2005. Our acquisitions accounted for $10.0 million of the increase in distribution expenses. Our remaining distribution expenses increased as we have increased the number of local salvage delivery trucks by approximately 8.0% and operate 5.0% more daily salvage transfer routes between our facilities.  Contracted salvage transfer services increased by 39.0% due primarily to vendor price increases related to escalating fuel prices and an increase in parts volume. Our own fuel costs increased 25.1% due primarily to price increases.  In addition, higher wages from an increase in the number of employees, and increased truck rentals and repairs and delivery supplies accounted for the remaining growth in distribution expenses.  As a percentage of revenue, our distribution expenses decreased from 11.2% to 10.3%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 37.1% to $75.2 million for the nine month period ended September 30, 2006, from $54.9 million for the comparable period of 2005. Our acquisitions accounted for $13.7 million of the increase in selling, general and administrative expenses. The majority of the remaining expense increase was due to higher labor and labor-related expenses of $2.7 million due primarily to higher sales commissions expenses and increased headcount, $1.0 million for the expensing of stock options that began in the first quarter of 2006, and $1.2 million related to our new long term incentive plan. Our selling expenses tend to rise as revenue increases due to the sales commissions of our recycled OEM products inside sales force. As a percentage of revenue, our selling, general, and administrative expenses decreased from 13.6% to 12.9%.

Depreciation and Amortization.  Depreciation and amortization increased 43.9% to $8.8 million for the nine month period ended September 30, 2006 from $6.1 million for the comparable period of 2005. Our 2006 acquisitions accounted for $1.6 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense in 2006 compared to 2005. As a percentage of revenue, depreciation and amortization was 1.5% for both 2006 and 2005.

Operating Income.  Operating income increased 48.2% to $58.8 million for the nine month period ended September 30, 2006, from $39.7 million for the comparable period of 2005. As a percentage of revenue, operating income increased from 9.8% to 10.1%. We incurred stock option expense that totaled $1.5 million in the nine month period ended September 30, 2006. In addition during the same period, our cost of goods sold was higher due to our Transwheel acquisition as we noted above in Cost of Goods Sold. Without the effect of these items, our operating income as a percentage of revenue would have improved to 10.5% in the nine month period ended September 30, 2006 compared to 9.8% for the nine month period ended September 30, 2005.

Other (Income) Expense.  Total other expense, net increased 118.0% to $2.9 million for the nine month period ended September 30, 2006 from $1.4 million for the comparable period of 2005.  Net interest expense increased 110.9% to $4.1 million for the nine month period ended September 30, 2006, from $2.0 million for the comparable period of 2005.  Our average bank borrowings increased approximately $22.7 million during the nine month period ended September 30, 2006 as compared to the comparable period of 2005, due primarily to acquisitions.  In addition, our average effective interest rate on our bank debt also increased in 2006.  Other income increased to $1.2 million for the nine month period ended September 30, 2006 from $0.6 million in the comparable period of 2005. Included in other income is a gain of $0.7 million on the sale of equity securities compared to $0.3 million in 2005.  Also included in other income in 2006 is sublease income of $0.1 million from the temporary sublease of certain property we own that is now being developed for use in our salvage operations.  As a percentage of revenue, total other expense, net increased to 0.5% for 2006 from 0.3% in 2005.

Provision for Income Taxes.  The provision for income taxes increased 38.0% to $21.7 million for the nine month period ended September 30, 2006 from $15.7 million in the comparable period of 2005, due primarily to improved operating results. Our effective tax rate was 38.8% in 2006 and 40.9% in 2005. The decrease in the effective tax rate was due primarily to the reversal in 2006 of $0.7 million of accrued income tax liabilities no longer deemed necessary with the statutory closing of certain tax years, partially offset by state tax adjustments recorded in the second quarter of 2005. Our effective tax rate for the remainder of 2006 is expected to be approximately 40.0%.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At September 30, 2006, we had cash and equivalents amounting to $6.4 million, and we had $94.0 million outstanding under our $135.0 million unsecured bank credit facility. We generated $30.8 million in cash flow from operating activities in the nine month period ended September 30, 2006 and, based on our current plans, we expect to generate positive cash flow from operating activities in excess of $40.0 million for all of 2006. We believe that cash flow from operating activities and availability under our credit facility will be adequate to fund our short term liquidity needs.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 24,000 and 84,500 wholesale salvage vehicles in the three month and nine month periods ended September 30, 2006, respectively, and 20,400 and 69,300 in the comparable periods of 2005, respectively. In addition, we acquired approximately 43,400 and 96,500 salvage vehicles for our self-service retail operations during the three month and nine month periods ended September 30, 2006, respectively, and 15,400 and 40,500 in the comparable periods of 2005, respectively.  Our purchases of aftermarket replacement parts and wheels totaled approximately $22.4 million and $69.2 million in the three month and nine month periods ended September 30, 2006, respectively, and $10.6 million and $31.8 million in the comparable periods of 2005, respectively.

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

Net cash provided by operating activities totaled $30.8 million for the nine month period ended September 30, 2006, compared to $35.3 million for the same period of 2005. Cash was provided by net income adjusted for non-cash items.  Working capital uses of cash, net of purchase transactions, included increases in receivables and inventory, and decreases in accounts payable.  Receivables increased due to our increased sales volume. Inventories increased due primarily to higher levels of purchasing as we added aftermarket parts and wheel inventories in a number of locations to increase geographic availability of these products. Our recycled salvage inventory purchases were also higher as we had built up inventory to take advantage of favorable buying conditions.  Accounts payable decreased primarily due to the timing of payments.  Working capital was used for income taxes primarily due to the reporting of excess tax benefits from employee stock option exercises as a source of cash from financing activities in 2006.

Net cash used in investing activities totaled $93.6 million for the nine month period ended September 30, 2006, compared to $44.8 million for the same period of 2005. We invested $68.1 million of cash in nine acquisitions in 2006 compared to $37.3 million on acquisitions in the comparable period of 2005. Net property and equipment purchases increased $13.3 million in 2006, due primarily to land acquisitions and facility expansions. We repaid an escrow liability of $2.6 million in the nine month period ended September 30, 2006 related to a 2004 acquisition.

Net cash provided by financing activities totaled $65.9 million for the nine month period ended September 30, 2006, compared to $11.8 million for the same period of 2005. Exercises of stock options and warrants provided $5.5 million and $7.4 million in the nine month periods ended September 30, 2006 and 2005, respectively. We borrowed $56.0 million and $5.0 million respectively, under our bank credit facility in the nine month periods ended September 30, 2006 and 2005, primarily to fund acquisitions, while we repaid $1.2 million and $0.3 million of long-term debt obligations in those same periods. The excess tax benefit from share-based payment arrangements provided $5.7 million of cash in the nine month period ended September 30, 2006 and is shown in cash flow from financing activities in accordance with SFAS 123R. These tax benefits for periods prior to the adoption of SFAS 123R were included in cash flow from operating activities and totaled $3.6 million in the nine month period ended September 30, 2005.

On February 17, 2004, we entered into a new unsecured revolving credit facility that was originally scheduled to mature in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new credit facility initially had a maximum availability of $75 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, to extend the maturity date to June 1, 2010, and to modify certain other terms. In order to make any borrowing under the credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio, which cannot exceed 3.00 to 1.00. The credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends, restrictions on the payment of other dividends and on purchases, redemptions, and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers, and consolidations, and the maintenance of certain financial ratios. We were in compliance with all covenants throughout the first nine months of 2006 and all of 2005. The interest rate on advances under the credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.625%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

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

During the nine months ended September 30, 2006, as part of the consideration for business acquisitions completed during the period, we issued promissory notes totaling approximately $7.0 million. The notes bear interest at annual rates of 3.5 % to 5.0%, and interest is payable at maturity. In February 2006, at the request of the holder of one of the notes, we made a principal payment of approximately $0.5 million on such note, subject to the conditions that the holder use the funds to invest in our common stock and that the shares purchased be deposited with us as collateral for the accuracy of certain seller representation and warranty provisions specified in the purchase agreement. The holder delivered to us 23,900 shares of our common stock as part of this arrangement.

We estimate that our capital expenditures for 2006 will be approximately $41.0 million, excluding business acquisitions.

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

Item 4. Controls and Procedures

As of September 30, 2006, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2005 for information concerning other risks and uncertainties that could negatively impact us.

Fluctuations in the prices of scrap metals could adversely affect our financial results.

Since 2004, we have operated self-service retail recycled OEM operations, and we have increased our participation in this business over the last two years. The self-service retail recycled OEM business generates a larger percentage of its revenue from sales of scrap metal than our wholesale business. As a result, the percentage of our total revenue from sales of scrap metal has increased over this time period. The prices of scrap metal have historically fluctuated due to market factors, sometimes significantly. To the extent the prices of scrap metal decrease materially, our revenue from such sales will suffer. The cost of our self-service inventory purchases may also decrease as a result of falling scrap metal prices, but there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal prices and there may be a delay between the scrap metal price reductions and any inventory cost reductions.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2006.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)