Form 10-K
period 2006-12-31
LKQ CORP
filed 2007-02-28
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer ☒                    Accelerated filer ☐                   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $919,227,000 (based on the closing sale price on the Nasdaq National Market on June 30, 2006). At February 21, 2007, the registrant had issued and outstanding an aggregate of 53,310,817 shares of common stock.

Documents Incorporated by Reference

Those sections or portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2007, described in Part III hereof, are incorporated by reference in this report.

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

ITEM 1.                BUSINESS

Overview

We provide replacement systems, components, and parts needed to repair light vehicles (cars and light trucks). Buyers of light vehicle replacement products have the option to purchase from primarily three sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to generically as “aftermarket” products; and recycled products originally produced by OEMs, which we refer to as recycled OEM products. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the light vehicle repair market. We recently entered the business of refurbishing and distributing aluminum alloy wheels, head lamps and tail lamps. We are not involved in the manufacture of automotive products and do not maintain any manufacturing or remanufacturing operations.

We believe we are the largest nationwide provider of recycled OEM products and related services, with sales, processing, and distribution facilities that reach most major markets in the U.S. We believe that we are the second largest nationwide provider of aftermarket collision replacement products and refurbished wheels. We believe there are opportunities for growth in both product lines through acquisitions and internal development.

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

We believe we provide customers a value proposition that includes high quality products, extensive product availability due to our regional inventory trading zones, product costs lower than new OEM products, and quick delivery. We provide benefits to repair shops and insurance companies because the lower costs for our products enable many vehicles to be repaired rather than declared a total loss. By expanding our product offerings to include both recycled OEM products and aftermarket products we now offer customers a more extensive range of light vehicle replacement products. We believe this unique combination of recycled, aftermarket and refurbished product offerings allows us to serve as a “one-stop” solution for our customers looking for the most cost advantageous way to repair vehicles.

We believe that our business is environmentally responsible. Our recycled automotive products provide an alternative to the manufacture of new products, which would require the expenditure of significantly more resources and energy and would generate a substantial amount of additional pollution. Also, we recycle materials, such as fuel, motor oil, and freon, from the salvage vehicles that we procure.

Our History

We believe we were the first recycler of light vehicle products to achieve a national network and presence. Since our formation in 1998, we have grown through both internal development and acquisitions. Our acquisition strategy has been to target companies with strategic locations and significant market presence, strong management teams, a record of environmental compliance, solid growth prospects, and a reputation for quality and customer service. We currently have 67 locations in the U.S. that supply wholesale recycled OEM products. In February 2004, we expanded our product offerings by also becoming a supplier of aftermarket products and a provider of self-service retail recycled vehicle products. We currently have approximately 48 locations that supply aftermarket products, 20 of which are co-located at wholesale recycle facilities. We have 22 locations providing self-service retail recycled vehicle products. We also operate out of three locations in Central America. On January 31, 2006, we acquired an aluminum alloy wheel refurbishing and distribution business. Our wheel subsidiary currently operates six refurbishing and distribution facilities, one of which is co-located at an aftermarket facility. On January 1, 2007, we acquired a head and tail lamp refurbishing company.

For the year ended December 31, 2006, revenue derived from recycled OEM products and related services represented approximately 59.8% of our revenue, sales of aftermarket and refurbished products and services represented approximately 24.4% of our revenue, and sales of other products, such as scrap and other bulk products, represented approximately 15.8% of our revenue.

Our Strengths

We Provide a National Solution to Insurance Companies and Extended Warranty Providers.

We believe that our nationwide presence gives us a unique ability to service the major automobile insurance companies and extended warranty providers. Insurance companies and extended warranty providers operate generally at a national or regional level and play a critical role in the repair process. We believe we provide a direct benefit to these companies by lowering the cost of repairs, decreasing the time required to return the repaired vehicle to the customer, and providing a replacement product that is of comparable quality to the part replaced. Specifically, we assist insurance companies by purchasing insured total loss vehicles and by providing cost effective products through sales to collision repair shops, especially to repair shops that are part of an insurance company network. We also provide a review of vehicle repair order estimates to insurance companies so they may assess the opportunity to increase usage of recycled OEM, aftermarket, and refurbished products. For extended warranty providers, we provide a single national call desk to service their nationwide need for mechanical products.

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

We Have a Broad and Deep Inventory of Products.

We believe that our customers place a high value on availability of a broad range of light vehicle replacement products. We also believe that our inventory of recycled OEM, aftermarket and refurbished products allows us to fill a higher percentage of our customers’ orders than our competitors. In addition, our ability to share inventory on a regional basis increases the availability of replacement products and also helps us to fill a higher percentage of our customers’ orders. We have developed regional trading zones within which we make our inventory available to our local facilities, mostly via overnight product transfers. We manage our inventory and purchasing on a regional basis to enhance the availability of the products that we believe will be in the highest demand within each region. Our broad and deep inventory furthers our ability to serve as a “one-stop” solution for our customers’ recycled OEM, aftermarket and refurbished product needs.

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

Further Develop Business Relationships.

We intend to continue to develop business relationships with automobile insurance companies, extended warranty providers, and other industry participants. We believe that insurance companies and extended warranty providers, as payors for many repairs, will take a more active role in the selection of replacement products in the repair process in order to use lower cost alternatives to new OEM products. On behalf of certain insurance company customers, we provide a review of vehicle repair order estimates so they may assess the opportunity to increase usage of recycled OEM, aftermarket and refurbished products in the repair process, thereby reducing their costs. Our employees also provide quotes for our products to assist several insurance companies with their estimate and settlement processes. We also work with insurance companies and light vehicle manufacturers to procure salvage vehicles directly from them on a selected basis, which provides us an additional source of supply and provides them improved economics on salvage vehicle sales. We believe we are positioned to take advantage of the increasing importance of these industry participants and will continue to look for ways to enhance our relationships.

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

Raise Industry Standards by Being the Industry Leader.

Since our inception, we have employed a professional approach to the light vehicle recycling business. We continue to seek new ways to improve our methodologies and to communicate our standards to our customers. We further believe that, by elevating industry standards in areas such as customer service, integrity, product quality and availability, delivery time, warranty support, environmental compliance, and appearance of facilities, we can help promote the acceptability of the use of recycled OEM, aftermarket and refurbished products.

Our Process

Our operations generally involve the procurement of inventory, vehicle processing (in the case of wholesale recycled OEM products), sales, and distribution. We also perform refurbishing of OEM wheel and lighting products. Such refurbishing work is primarily cosmetic.

Procurement of Inventory

We start the process of procuring recycled OEM products for our wholesale operations by acquiring severely damaged or totaled vehicles. We acquired approximately 111,400 salvage vehicles for our wholesale operations in 2006. We purchase the majority of our vehicles from salvage auctions. Wrecked vehicles are sold at salvage auctions held each weekday throughout the country. Salvage auctions provide an outlet for salvage vehicles to be processed and sold primarily to automotive recyclers and rebuilders. We pay third parties fees to tow the vehicles from the auction to our facilities. Salvage auctions charge fees both to the supplier of vehicles (primarily insurance companies) and to the purchaser (including us).

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

We acquire inventory for our self-service retail recycled OEM products operations from a variety of sources, including but not limited to auctions, towing companies, municipalities, insurance carriers, charitable organizations and the general public. In 2006, we purchased approximately 138,700 salvage vehicles for our retail operations.

We purchase aftermarket products from independent manufacturers. Approximately 55% of our aftermarket products are purchased and imported directly from manufacturers in Taiwan. Approximately 45% of our aftermarket products are purchased from locations in the U.S., however, we believe that the majority of these products are manufactured in Taiwan and other Asian countries. No single supplier currently provides more than 21% of our aftermarket products. We use a proprietary order management system to procure our aftermarket inventory. The system prompts inventory purchases based on stocking levels and historical sales data. We believe that the system helps us to procure our aftermarket inventory efficiently and to maintain one of the highest fulfillment rates in the aftermarket products industry.

Our refurbished products are processed from cores obtained from our recycled OEM locations and from brokers. The higher quality cores are then refurbished. For popular wheels, we also purchase aftermarket wheels from outside vendors to fill demand.

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

Sales

As of December 31, 2006, we employed 462 full-time sales staff in our wholesale recycled OEM products operations. Of these, 429 were located at sales desks at our facilities and generally are responsible for accepting incoming calls from, and selling our inventory to, our customers. We put all of our sales personnel through a thorough training program. Most of our sales personnel are paid primarily on a commission basis. In addition, as of December 31, 2006, we had approximately 33 traveling sales staff who visit our customers and focus on business development in various markets. In our aftermarket products operations, sales orders are accepted by either our local delivery drivers or by our dedicated aftermarket and refurbished products sales call centers.

We are continually reviewing and revising the pricing of our recycled OEM products. Our pricing specialists take into consideration factors such as location, recent demand, inventory quantity, inventory turnover, new OEM product prices, recycled OEM product prices, aftermarket and refurbished product prices, and remanufactured part prices, with the goal of optimizing revenue. We update the pricing of our aftermarket and refurbished products at least annually when we update our product catalogs or when standard pricing guides are provided to estimating systems. We may adjust prices during the year in response to material price changes of OEM products.

The inventory base of each of our facilities, supplemented by the inventory sharing system within our regional trading zones, gives us what we believe to be a competitive advantage through our ability to meet our customers’ requirements more frequently than smaller competitors.

Distribution

Each sale results in the generation of a work order. A dispatcher is then responsible for ensuring product accuracy, printing the final invoice, and including the products on the appropriate truck route for delivery to the customer. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans. These trucks deliver products to our customers within a specified territory, typically on a daily basis. In markets where we offer recycled OEM, aftermarket and refurbished products, we deliver all of our product types on the same delivery routes to help minimize distribution costs.

Additionally, we have developed an internal distribution network to allow our sales representatives to sell recycled OEM,  aftermarket and refurbished products from the inventory of nearby facilities within our regional trading zones, thus improving our ability to fulfill customer requests and to improve inventory turnover. We operate approximately 64 recycled OEM product and 36 aftermarket product and refurbished wheel product transfers between our facilities within our regional trading zones each weekday.

Our Products

When we procure salvage vehicles, we focus on vehicles for which the insured repair market has the most recycled OEM product demand. These tend to be popular types of vehicles such as sport utility vehicles and pickup trucks, and automobile models with high sales volume. These vehicles generally are a few model years old, as insurers tend to use new OEM products on repairs of vehicles that are one to two years old. Similarly, insurers are less likely to authorize the repair of vehicles more than ten model years old. The degree of damage is not a significant factor in our process as we only assign value to the undamaged products when we prepare our bids.

Our most popular recycled OEM products include engines, transmissions, vehicle front end assemblies, doors, trunk lids, bumper assemblies, wheels, head and tail lamp assemblies, mirrors, fenders, and axles.

When we obtain a mechanical product, wheels or certain lighting products from a dismantled vehicle and determine that we have an excess supply of such product or it is defective, the mechanical item is then sold in bulk to mechanical remanufacturers, while the wheel and lighting items are sent to our refurbishment locations. We refer to these items as core products. The majority of the mechanical products are transferred to our core facility in Houston, Texas where we sort them by product and model type. Examples of such products are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors. The wheels and lighting items are sent to our refurbishing facilities.

When we procure aftermarket products and refurbish wheels and lights, we focus on products that are in the most demand by the insured repair market. Our most popular aftermarket products are head lamps, tail lamps, grilles, hoods, and mirrors. We also focus on aftermarket and refurbished products that would best complement our recycled OEM product inventory.

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

Repair Shops and Others

We sell the majority of our products wholesale to collision repair shops and mechanical repair shops. The majority of these customers tend to be individually-owned small businesses, although over the last few years there has been a trend toward consolidation resulting in the formation of several national and regional repair companies. We also sell our products to automobile dealerships and fleet management groups. In addition, we sell our products to individual retail customers at our self-service retail locations and at certain of our wholesale recycled OEM, aftermarket and refurbished product locations.

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

Our Employees

As of December 31, 2006, we had approximately 4,100 employees performing operational functions and approximately 170 corporate and regional employees. In July 2006, approximately 60 of our employees at our Totowa, New Jersey facility voted to be represented by a union. Since shortly after the vote, we have been in negotiations with the union regarding a collective bargaining agreement. No agreement has been reached. Other than the employees in Totowa, New Jersey, none of our employees is a member of a union or participates in other collective bargaining arrangements.

Our Facilities

Our corporate headquarters are located at 120 North LaSalle Street, Suite 3300, Chicago, Illinois 60602. In February 2004, we entered into a new lease, which became effective on August 1, 2004, to remain in our current office space. The term of the new lease is ten years, but either party can terminate the lease in July 2009. The primary functions performed at our corporate headquarters are financial, accounting, treasury, marketing, business development, human resources, information systems support, and legal. In addition to our corporate headquarters, we have numerous operating facilities that handle recycled OEM products, aftermarket and refurbished products, and self-service retail products. A majority of these facilities are leased.

Recycled OEM Parts

Our wholesale recycled OEM parts facilities are located among eight geographic regions. A typical facility has processing, sales and distribution operations, including a large warehouse with multiple bays to dismantle vehicles, indoor and outdoor storage areas, and administrative and sales offices. Equipment typically used at each facility includes hydraulic lifts, forklifts and loaders, and hand tools to dismantle vehicles. We also have facilities that operate primarily as redistribution centers. As of February 23, 2007, we conducted our wholesale recycled OEM parts operations from 67 facilities, 53 of which include a combination of processing, sales and redistribution operations, and 14 of which are primarily redistribution facilities. We also have three recycled OEM parts facilities in Central America.

Aftermarket Parts

We conduct our aftermarket parts business from facilities that serve as sales, warehousing or distribution centers for these parts. As of February 23, 2007, we conducted our aftermarket parts operations from approximately 48 facilities, 20 of which are co-located at wholesale recycle facilities. The largest of these facilities are located in Columbus, Ohio; Charlotte, North Carolina; Dallas, Texas; Oakland, California; Pennsauken, New Jersey; Totowa, New Jersey; Landover, Maryland; Atlanta, Georgia; Chicago, Illinois; Webster, Massachusetts and Topeka, Kansas.

Refurbished Parts

We refurbish wheels at four facilities located in Connecticut, Florida, Indiana and Michigan. We also distribute wheels from two locations, one in Illinois (located within our Chicago aftermarket warehouse) and one in Michigan. As a result of a 2007 acquisition, we refurbish head lamps and tail lamps at a facility in Grand Rapids, Michigan.

Self-Service Retail Parts

Our self-service retail parts facilities typically consist of several acres of vehicles stored outdoors and a retail building through which customers access the vehicles. As of February 23, 2007, we conducted our self-service retail parts operations from 22 facilities in the United States.

Competition

We operate in a highly competitive industry. We consider all suppliers of light vehicle products to be competitors, including participants in the recycled OEM product market, OEMs, parts remanufacturers, suppliers of aftermarket and refurbished products, and internet-based suppliers. We believe the principal areas of competition in our industry include pricing, product quality, service, and availability of inventory.

We compete with more than 6,000 domestic light vehicle product recyclers, most of which are single-unit operators. We believe most of the light vehicle parts recyclers in the U.S. have less than $3.0 million in annual revenue. In some markets, smaller competitors have organized affiliations to share marketing and distribution resources. Greenleaf LLC, a light vehicle recycling business started by Ford Motor Company, is our largest competitor in the light vehicle OEM product recycling business. Schnitzer Steel Industries, Inc., a company with operations in the steel manufacturing, metals recycling, and vehicle product recycling businesses, purchased Greenleaf on September 30, 2005. Schnitzer Steel is a significant operator in the self-service retail recycling business.

We also compete with distributors of aftermarket and refurbished collision light vehicle products. The largest distributor of these products in the U.S. is Keystone Automotive Industries, Inc.

Manufacturers of new original equipment parts sell the majority of light vehicle replacement products. We believe, however, that as the insurance and repair industries come to appreciate the advantages of recycled OEM, aftermarket and refurbished products, those products can account for a larger percentage of total vehicle replacement product sales.

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

Currently our aftermarket, refurbishing, and self-service retail operations each use a separate facility management system.

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

The light vehicle replacement products industry is highly competitive and is served by numerous suppliers of OEM products, recycled OEM products, aftermarket products, and refurbished products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national providers, and internet-based suppliers. Providers of light vehicle replacement products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of light vehicle replacement products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries. In certain regions of the U.S., local light vehicle recycling companies have formed cooperative efforts to compete in the recycled OEM products industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.

An adverse change in our relationships with auction companies or our suppliers could increase our expenses and hurt our ability to serve our customers.

Most of our salvage inventory is obtained from vehicles offered at salvage auctions by several companies that own auction facilities in numerous locations across the U.S. We do not have contracts with any auction company. According to industry analysts, three companies control over 65% of the salvage auction market in the U.S. In some localities, the automotive auction business may be even more highly concentrated. If an auction company prohibited us from participating in its auctions, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we are facing increased competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers, and others. This increase in the number of bidders may increase our cost of goods sold for recycled OEM products.

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

We became involved in the aftermarket products business upon the closing of an acquisition in February 2004. Since 1998, most states have passed laws that prohibit or limit the use of aftermarket products in collision repair work and/or require enhanced disclosure or vehicle owner consent before using aftermarket products in such repair work. Additional legislation of this kind may be introduced in the future. If additional laws prohibiting or restricting the use of aftermarket products are passed, it could have an adverse impact on our aftermarket products business.

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

We rely on business relationships with several insurance companies. These insurance companies encourage vehicle repair facilities to use products we provide. Our arrangements with these companies may be terminated at any time. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.

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

Our operating subsidiaries must obtain licenses and permits from state and local governments to conduct their operations. When we develop or acquire a new facility, we must seek the approval of state and local units of government. Governmental agencies often resist the establishment of a vehicle recycling facility in their communities. There can be no assurance that future approvals or transfers will be granted. In addition, there can be no assurance that we will be able to maintain and renew the licenses and permits our operating subsidiaries currently hold.

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

In an Illinois lawsuit involving State Farm Mutual Automobile Insurance Company (“Avery v. State Farm”), a jury decided in October 1999 that State Farm breached certain insurance contracts with its policyholders by using non-OEM parts to repair damaged vehicles when use of such parts did not restore the vehicle to its “pre-loss condition.” The jury found that State Farm misled its customers by not disclosing the use of non-OEM parts and the alleged inferiority of those parts. The jury assessed damages against State Farm of $456 million, and the judge assessed an additional $730 million of disgorgement and punitive damages for violations of the Illinois Consumer Fraud Act. In April 2001, the Illinois Appellate Court upheld the verdict but reduced the damage award by $130 million because of duplicative damage awards. On August 18, 2005, the Illinois Supreme Court reversed the awards made by the circuit court and found, among other things, that the plaintiffs had failed to establish any breach of contract on the part of State Farm. The U.S. Supreme Court declined to hear an appeal of this case. As a result of this case, some insurance companies had reduced or eliminated their use of aftermarket products. Although our products are primarily recycled OEM parts, we entered the aftermarket products business through an acquisition in February 2004. Our financial results could be affected, perhaps adversely, if insurance companies modified or terminated the arrangements pursuant to which repair shops buy aftermarket or recycled OEM products from us due to a fear of similar claims with respect to such products.

If the number of vehicles involved in accidents declines, our business could suffer.

Because our business depends on vehicle accidents for both the supply of recycled OEM products and the demand for repairs using our products, factors which influence the number and/or severity of accidents, including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the use of cellular telephones and other electronic equipment by drivers, the congestion of traffic, the occurrence and severity of certain weather conditions, the use of alcohol and drugs by drivers, and the condition of roadways, impact our business. In this regard, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones while driving and such restrictions could lead to a decline in accidents. Moreover, an increase in fuel prices may cause the number of vehicles on the road to decline as motorists seek alternative transportation options and this also could lead to a decline in accidents.

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

In addition, we continually monitor these systems to find areas for improvement. In the event that we decided to switch providers or to implement our own systems, we may also suffer disruptions to our business. We may be unsuccessful in the development of our own systems, and we may underestimate the costs and expenses of developing and implementing our own systems. Also, our revenue may be hampered during the period of implementing an alternative system, which period could extend longer than we anticipated.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. As of December 31, 2006, our total goodwill, subject to future impairment testing, was approximately $246.2 million.

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

In December 2005, Ford Global Technologies, LLC initiated a complaint with the International Trade Commission against six companies, including a competitor of ours, Keystone Automotive Industries, Inc., alleging that certain aftermarket parts imported into the United States infringed on 14 design patents held by Ford Global. We were not named in the complaint, although the outcome would affect all persons and entities who import or distribute the parts, including us. In December 2006, an administrative law judge of the International Trade Commission preliminarily ruled that seven of the Ford Global design patents were valid and that the importation of automotive parts covered by these seven patents violated Section 337 of the Tariff Act of 1930. The ruling of the administrative law judge is not final. It will be reviewed by the International Trade Commission. If the International Trade Commission agrees with the ruling, it will issue an order prohibiting further importation of automotive parts covered by the patents. The parties to the action can appeal the Commission’s final decision to the United States Circuit Court of Appeals for the Federal Circuit.

To the extent that the original equipment manufacturers are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. If we are subsequently named as a defendant in any such claims, we would likely incur significant expenses defending the claims. Even if we are not named in any such claims, written allegations that we are infringing another party’s intellectual property rights could involve significant expense to investigate.

Risks Relating to Our Common Stock

Our executive officers, directors, and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

As of December 31, 2006, our executive officers, directors, and their affiliates, in the aggregate, beneficially owned approximately 21% of our common stock. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation, and certain significant corporate transactions. These stockholders may take these actions even if they are opposed by our other stockholders. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that may be viewed as beneficial to us or our other stockholders.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “LKQX.” At December 31, 2006, there were approximately 62 record holders of our common stock. We became a public company and began trading on the Nasdaq National Market on October 3, 2003. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on the Nasdaq National Market.

	High	Low
2005
First Quarter	$10.09	$8.25
Second Quarter	14.03	9.45
Third Quarter	16.15	12.90
Fourth Quarter	17.83	14.00
2006
First Quarter	23.08	17.44
Second Quarter	23.64	17.84
Third Quarter	23.40	18.18
Fourth Quarter	25.49	20.40

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

The following graph compares the percentage change in the cumulative total returns on our common stock, the NASDAQ Stock Market (U.S.) Index and the following group of peer companies (the “Peer Group”): Copart Inc., Keystone Automotive Industries Inc., and Aftermarket Technology Corp., for the period beginning on October 3, 2003 (the first day of trading following our initial public offering) and ending on December 31, 2006 (which was the last day of our 2006 fiscal year). The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in the Company’s common stock, the NASDAQ Stock Market (U.S.) Index and the Peer

Group was each $100 on October 3, 2003 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
 Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

	10/02/03	12/31/03	12/31/04	12/31/05	12/31/06
LKQ Corporation	$100	$120	$134	$231	$307
NASDAQ Stock Market (U.S.) Index	$100	$109	$119	$121	$133
Peer Group	$100	$134	$189	$184	$227

The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	6,988,290	$8.14	3,925,164
Equity compensation plans not approved by stockholders	—	$—	—
Total	6,988,290		3,925,164

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$287,125	$327,974	$424,756	$547,392	$789,381
Cost of goods sold	154,574	174,238	227,140	289,788	431,832
Gross Margin	132,551	153,736	197,616	257,604	357,549
Facility and warehouse expenses	35,778	38,679	47,815	60,113	86,298
Distribution expenses	28,530	35,263	47,927	61,480	80,088
Selling, general and administrative expenses	42,385	48,289	60,095	74,495	102,174
Depreciation and amortization	5,014	5,446	6,872	8,574	11,823
Total operating expenses	111,707	127,677	162,709	204,662	280,383
Operating income	20,844	26,059	34,907	52,942	77,166
Other (income) expense
Interest, net	2,908	2,023	1,505	1,887	5,824
Other, net	(332)	(117)	(455)	(628)	(1,479)
Income before provision for income taxes and cumulative effect of change in accounting principle	18,268	24,153	33,857	51,683	72,821
Provision for income taxes	7,263	9,577	13,284	20,796	28,426
Income before cumulative effect of change in accounting principle	11,005	14,576	20,573	30,887	44,395
Cumulative effect of change in accounting principle, net of tax(a)	(49,899)	—	—	—	—
Net income (loss)	$(38,894)	$14,576	$20,573	$30,887	$44,395
Basic earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.31	$0.45	$0.51	$0.70	$0.84
Net income (loss)	$(1.10)	$0.45	$0.51	$0.70	$0.84
Diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.28	$0.40	$0.46	$0.63	$0.80
Net income (loss)	$(1.00)	$0.40	$0.46	$0.63	$0.80
Shares used in per share calculation basic(b)	35,308	32,536	40,105	44,019	52,827
Shares used in per share calculation diluted(b)	38,798	36,516	44,827	48,715	55,817

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Other Financial Data:
Net cash provided by operating activities	$17,740	$20,949	$25,901	$37,533	$52,381
Net cash used in investing activities	(6,746)	(12,222)	(87,823)	(126,022)	(110,657)
Net cash provided by (used in) financing activities	(11,997)	6,770	47,452	90,050	59,134
Capital expenditures(c)	8,402	13,200	93,025	136,342	116,844
Depreciation and amortization	5,014	5,446	6,872	8,574	12,086
EBITDA(d)	26,190	31,622	42,234	62,144	90,731

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Total assets	$176,747	$203,154	$288,275	$439,426	$564,355
Working capital	50,670	74,184	77,879	103,776	122,420
Long-term obligations, including current portion	34,205	3,997	50,262	47,477	100,447
Stockholders’ equity	121,129	174,011	204,071	341,220	401,202

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

(d)          EBITDA consists of income (loss) before provision for income taxes and cumulative effect of change in accounting principle plus depreciation and amortization, interest expense, and stockholder loan guarantee fee, less interest income. We have presented EBITDA information solely as a supplemental disclosure because we believe it provides a helpful analysis of our operating results. EBITDA should not be construed as an alternative to operating income, net income (loss) or net cash provided by (used in) operating activities, as determined in accordance with accounting principles generally accepted in the United States. In addition, not all companies that report EBITDA information calculate EBITDA in the same manner as we do and, accordingly, our calculation is not necessarily comparable to similarly named measures of other companies and may not be an appropriate measure for performance relative to other companies.

The following table reconciles EBITDA to net income (loss):

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Net income (loss)	$(38,894)	$14,576	$20,573	$30,887	$44,395
Cumulative effect of change in accounting principle, net of tax	49,899	—	—	—	—
Depreciation and amortization	5,014	5,446	6,872	8,574	12,086
Interest, net	2,908	2,023	1,505	1,887	5,824
Provision for income taxes	7,263	9,577	13,284	20,796	28,426
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$26,190	$31,622	$42,234	$62,144	$90,731

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We provide replacement systems, components, and parts needed to repair light vehicles (cars and light trucks). Buyers of light vehicle replacement products have the option to purchase from primarily three sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; and recycled products originally produced by OEMs, which we refer to as recycled OEM products. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the light vehicle repair market. We recently entered the business of refurbishing and distributing aluminum alloy wheels, head lamps and tail lamps. These acquisitions allowed us to expand our product offerings to our customers. We are not involved in the manufacture of automotive products and do not maintain any manufacturing or remanufacturing operations.

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

During 2005, we acquired eight businesses (four in the recycled OEM automotive parts business and four in the aftermarket automotive parts business) for an aggregate of approximately $108.0 million in cash, $6.4 million in notes issued and $9 million contingently payable based on the achievement of certain future financial results. Certain terms of one of the contingent payment agreements were modified in 2006 such that $1.0 million was immediately paid and the maximum remaining amount contingently payable was reduced to $4.0 million. These business acquisitions enabled us to serve new markets and expand our presence in existing markets.

During 2006, we acquired ten businesses (one in the wheel refurbishing and distribution business, two in the aftermarket automotive parts business and seven in the recycled OEM automotive parts business) for an aggregate of approximately $71.1 million in cash and $7.2 million in notes issued. These business acquisitions enabled us to expand our product offerings to our customers, serve new markets and expand our presence in existing markets.

In the first quarter of 2007, we acquired two businesses (one in the recycled OEM automotive parts business and one that refurbishes head lamps and tail lamps). These business acquisitions enabled us to expand our presence in existing markets, serve new market areas and expand our product line offering.

Sources of Revenue

Since 2004, our revenue from the sale of light vehicle replacement products and related services has ranged between 84% and 92% of our total revenue. We sell the majority of our light vehicle replacement products to collision repair shops and mechanical repair shops. Our light vehicle replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket and refurbished products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2004, approximately 8% to 16% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, and sales of damaged vehicles that we sell to vehicle repairers. Our revenue from other sources has increased since 2004 primarily due to higher scrap sales from our self-service retail and wheel operations and to higher bulk sales of certain products.

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

Cost of Goods Sold

Our cost of goods sold for recycled OEM products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. We are facing increased competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers, and others. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2004, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 10% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

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

In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2004, the revenue from brokered products that we sell to our customers has ranged from 5% to 8% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during 2005 and 2006 was as follows (in thousands):

Balance as of January 1, 2005	$280
Warranty expense	2,507
Warranty claims	(2,452)
Balance as of December 31, 2005	335
Warranty expense	2,853
Warranty claims	(2,778)
Balance as of December 31, 2006	$410

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

Our selling and marketing expenses primarily include our advertising, promotion, and marketing costs; salary and commission expenses for sales personnel; sales training; telephone and other communication expenses; and bad debt expense. Since 2004, personnel costs have accounted for approximately 77% to 81% of our selling and marketing expenses. Most of our recycled OEM product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.

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

Warranty Reserves

We issue a standard six-month warranty against defects on some of our mechanical products. We record an accrual for standard warranty claims at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. We analyze historical warranty claim activity by referencing the claims made and aging them from the original product sale date. We use this information to project future warranty claims on actual products sold that are still under warranty at the end of an accounting period. A 10% increase in our historical 2006 annual warranty claims would result in an additional annual expense of approximately $0.3 million.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at December 31, 2006 was approximately $2.6 million, which represents 5.0% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2006 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million. For our light vehicle replacement parts operations, our exposure to uncollectible accounts receivable is limited because the majority of our sales are to a large number of small customers that are generally geographically dispersed. We also have certain customers in our light vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through credit approvals, credit limits, and monitoring policies.

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

We utilize outside professionals in the valuation industry to validate our assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of December 31, 2006, we had $246.2 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarters of 2006, 2005 and 2004. A 10% decrease in the fair value estimates used in the fourth quarter of 2006 impairment test would not have changed this determination.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability, and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period. If we were to incur claims up to our aggregate stop-loss insurance coverage during the open policy years, we would have an additional expense of approximately $13.3 million.

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

Accounting for Income Taxes

All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based upon the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. We operate in multiple tax jurisdictions with different tax rates, and we determine the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although we have recorded all probable income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” and SFAS No. 109, “Accounting for Income Taxes,” these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include contingencies.

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.9 million, $0.7 million, and $0.5 million at December 31, 2006, 2005 and 2004, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize the cost over the vesting period, and was effective for us on January 1, 2006. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC staff position concerning the application of SFAS 123R, including interpretive guidance. We implemented the provisions of SFAS 123R and SAB 107 in the first quarter of 2006 using the modified prospective method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of our registration statement for our initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” net of estimated forfeitures. We have elected to recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award. The impact of adopting SFAS 123R on 2006 results was as follows:

•       A reduction of income before income taxes by $2.4 million;

•       A reduction of net income by $1.4 million; and

•       A reduction of diluted earnings per share by $0.03.

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

For valuing our stock option awards under SFAS 123R, several key factors and assumptions are required for use in the valuation models currently utilized. We have been in existence since early 1998 and have been a public company since October 2003. As a result, we do not have the historical data necessary to consider using a lattice valuation model at this time. We have therefore elected to use the Black-Scholes valuation model, using the guidance in SAB 107 for determining our expected term and volatility assumptions. For expected term, we have what SAB 107 defines as “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted in 2006 as permitted by SAB 107. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the limited time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on historical forfeiture rates both pre-IPO and since we have been a public company. SFAS 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on zero-coupon U.S. government issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key assumptions used in determining the fair value of stock options granted in 2006 were: expected term of 6.2 years, risk-free interest rate of 4.38%, dividend yield of 0%, forfeiture rate of 7%, and volatility of 40%.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amended ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) must be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS 151 and its adoption did not have an impact on our consolidated financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaced Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 and its adoption did not have an impact on our consolidated financial position, results of operations, or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. FIN 48 provides that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, transition and disclosure. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of beginning retained earnings in the period of adoption, and will be effective for our fiscal year beginning January 1, 2007. We are currently assessing the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 on our consolidated financial position, results of operations, and cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how public companies quantify financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 was effective for our fiscal year ending December 31, 2006, and the adoption of SAB 108 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial position, results of operations, and cash flows.

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

Results of Operations

The following table sets forth statement of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Statement of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	54.7%	52.9%	53.5%
Gross margin	45.3%	47.1%	46.5%
Facility and warehouse expenses	10.9%	11.0%	11.3%
Distribution expenses	10.1%	11.2%	11.3%
Selling, general and administrative expenses	12.9%	13.6%	14.1%
Depreciation and amortization	1.5%	1.6%	1.6%
Operating income	9.8%	9.7%	8.2%
Other expense, net	0.6%	0.2%	0.2%
Income before provision for income taxes	9.2%	9.4%	8.0%
Net income	5.6%	5.6%	4.8%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue.   Our revenue increased 44.2%, from $547.4 million in 2005 to $789.4 million in 2006. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions. Organic revenue growth was approximately 11.6% in 2006. We continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. We have also continued to integrate the sale and distribution of our aftermarket and wheel product offerings with recycled parts in more locations in order to provide a wider selection of products to our customers. Business acquisitions completed in 2006 and the full year impact of our 2005 acquisitions accounted for approximately $178.4 million of incremental revenue for the year.

Cost of Goods Sold.   Our cost of goods sold increased 49.0%, from $289.8 million in 2005 to $431.8 million in 2006. As a percentage of revenue, cost of goods sold increased from 52.9% to 54.7%. The increase in cost of goods sold was primarily due to increased volume of products sold. Our cost of goods sold percentage increase was due primarily to our acquisition of Transwheel Corporation. We were required to write-up the value of Transwheel’s finished goods and work in process inventories for refurbished wheels in accordance with SFAS 141. In addition, Transwheel’s aluminum smelter that is used to economically dispose of wheels that cannot be refurbished operates at a low gross margin. This smelter had revenue of $28.2 million at a gross margin of 7.1% in 2006. Without these two items related to Transwheel, our cost of goods sold percentage would have increased from 52.9% in 2005 to 53.3% in 2006.

Gross Margin.   Our gross margin increased 38.8%, from $257.6 million in 2005 to $357.5 million in 2006. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 47.1% to 45.3%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.   Facility and warehouse expenses increased 43.6%, from $60.1 million in 2005 to $86.3 million in 2006. Our acquisitions accounted for $20.6 million of the increase. Our remaining facility and warehouse expenses increased primarily due to $3.3 million in higher wages and fringe benefits resulting from increased headcount and stock option expenses (which we were first required to expense in 2006) for field personnel. The balance of the increase primarily related to higher insurance reserves and legal claims experience, repairs and maintenance and utilities expenses. As a percentage of revenue, facility and warehouse expenses decreased from 11.0% to 10.9%.

Distribution Expenses.   Distribution expenses increased 30.3%, from $61.5 million in 2005 to $80.1 million in 2006. Our acquisitions accounted for $12.7 million of the increase. Our remaining distribution expenses increased as we operated approximately 6% more daily transfer routes between our salvage facilities due to the increase in parts volume. In addition, higher wages primarily from an increase in the number of employees, increased fuel costs, truck rentals and repairs, delivery supplies, and contracted salvage transfer services accounted for the remaining growth in distribution expenses. Fuel prices increased approximately 12.8% in 2006 compared to 2005. While fuel costs accounted for approximately $1.4 million of the increase in distribution expenses, they represented only 1.7% of our consolidated revenue. As a percentage of revenue, our distribution expenses decreased from 11.2% to 10.1%.

Selling, General, and Administrative Expenses.   Selling, general, and administrative expenses increased 37.2%, from $74.5 million in 2005 to $102.2 million in 2006. Our acquisitions accounted for $18.3 million of the increase. The majority of the remaining expense increase was a result of an increase in labor and labor-related expenses of $3.8 million due primarily to higher sales commission expenses and increased headcount, $1.8 million for the expensing of stock options that began for the first time in 2006, and $1.8 million related to our new 2006 long term incentive plan, $0.5 million for higher insurance and legal claims experience, and higher sales promotion, professional fees, credit card processing fees, and data, telephone and e-commerce expenses. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. As a percentage of revenue our selling, general, and administrative expenses decreased from 13.6% to 12.9%.

Depreciation and Amortization.   Depreciation and amortization increased 37.9%, from $8.6 million in 2005 to $11.8 million in 2006. Our acquisitions accounted for $2.2 million of the increase in depreciation and amortization. As a percentage of revenue, depreciation and amortization decreased from 1.6% in 2005 to 1.5% in 2006.

Operating Income.   Operating income increased 45.8% from $52.9 million in 2005 to $77.2 million in 2006. As a percentage of revenue, operating income increased from 9.7% to 9.8%. We incurred stock option expense that totaled $2.4 million in 2006. In addition, our cost of goods sold in 2006 was higher due to our Transwheel acquisition as we noted above in Cost of Goods Sold. Without the effect of these items, our operating income as a percentage of revenue would have improved to 10.3% in 2006 compared to 9.7% in 2005.

Other (Income) Expense.   Net other expense increased 245.3% from $1.3 million in 2005 to $4.3 million in 2006. Net interest expense increased 208.8% to $5.8 million in 2006 from $1.9 million in 2005. Our average bank borrowings increased approximately $39.2 million during 2006 as compared to 2005, due primarily to acquisitions. In addition, our average effective interest rate on our bank debt also increased in 2006. Other income increased to $1.5 million in 2006 from $0.6 million in 2005. Included in other income in 2006 is a gain of $0.7 million on the sale of equity securities compared to $0.3 million in 2005. As a percentage of revenue, net other expense increased from 0.2% in 2005 to 0.6% in 2006.

Provision for Income Taxes.   The provision for income taxes increased 36.7%, from 20.8 million in 2005 to $28.4 million in 2006, due primarily to improved operating results. Our effective tax rate was 39.0% in 2006 and 40.2% in 2005. The decrease in the effective tax rate was due primarily to the reversal in the third quarter of 2006 of $0.7 million of accrued income tax liabilities no longer deemed necessary with the statutory closing of certain tax years. Without the third quarter reversals, the effective tax rate would have been 40.0%. In addition, state tax adjustments were recorded in the second quarter of 2005 that increased the effective tax rate in 2005.

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

Distribution Expenses.   Distribution expenses increased 28.3%, from $47.9 million in 2004 to $61.5 million in 2005. Our acquisitions accounted for $7.2 million of the increase. Our remaining distribution expenses increased as we operated approximately 8% more daily transfer routes between our salvage facilities due to the increase in parts volume. For the year ended December 31, 2005, we increased the amount of product we moved between our facilities by approximately 24%, the majority of which was on our own transfer trucks. In addition, higher wages, primarily from an increase in the number of employees, increased fuel costs, auto insurance, truck rentals and repairs, delivery supplies, and contracted salvage transfer services, partially offset by lower freight costs, accounted for the remaining growth in distribution expenses. Fuel prices increased approximately 33% in 2005 compared to 2004. While fuel costs accounted for approximately $2.3 million of the increase in distribution expenses, they represented only 1.7% of our consolidated revenue. We renegotiated our freight rates with substantially all of our common carriers in the fourth quarter of 2004, and we directed our sales force to recoup more of our shipping and handling costs. As a percentage of revenue, our distribution expenses decreased from 11.3% to 11.2%.

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

Other (Income) Expense.   Net other expense increased 19.9%, from $1.1 million in 2004 to $1.3 million in 2005. Net interest expense increased 25.3% to $1.9 million in 2005 from $1.5 million in 2004. Interest expense was related primarily to debt incurred to fund acquisitions. The increase in net interest expense was due to both higher average debt levels and higher interest rates in 2005. In addition, included in interest expense in 2004 was $0.3 million in debt issuance costs that were written off. These costs were attributable to our previous secured bank credit facility that was terminated in February 2004. See “Liquidity and Capital Resources” below for further discussion of changes in our bank credit facilities. Included in other income in 2005 was approximately $0.3 million in gain on the sale of investment securities. Included in other income in 2004 are approximately $0.4 million of proceeds from a corporate owned life insurance policy. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. As a percentage of revenue, net other expense was 0.2% in 2005 and 2004.

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

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At December 31, 2006, we had cash and equivalents amounting to $4.0 million, and we had $86.0 million outstanding under our $135 million unsecured bank credit facility. We generated $52.4 million in cash flow from operating activities in 2006 and, based on our current plans, we expect to generate positive cash flow from operating activities for 2007. We believe that cash flow from operating activities and availability under our credit facility will be adequate to fund our short term liquidity needs. Under an accordion option feature in our bank agreement, we can increase the total credit facility to $150 million, subject to the approval of our bank group. In addition, with a senior debt to EBITDA ratio of approximately 1.1 at the end of 2006, we believe we would be able to further increase our debt capacity significantly if needed.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid on standard payment terms. We acquired approximately 84,600, 97,600, and 111,400 wholesale salvage vehicles in 2004, 2005, and 2006, respectively. In addition, we acquired approximately 27,700, 55,800 and 138,700 salvage vehicles for our self-service retail operations in 2004, 2005 and 2006, respectively. Our purchases of aftermarket parts and wheels totaled approximately $23.4 million, $46.0 million and $94.5 million in 2004, 2005 and 2006, respectively.

We completed the sale of 6.4 million shares of our common stock at a price of $14.50 per share in a public offering in October 2005. This resulted in approximately $87.9 million of cash proceeds to us, net of underwriting discounts and commissions and expenses of the offering. In connection with the offering, certain members of management exercised stock options to purchase 600,000 shares of our common stock, resulting in approximately $2.1 million of proceeds to us. We used all of the proceeds from the offering and the option exercises to pay down our then outstanding bank debt and invested the remaining proceeds in short term cash equivalents until we used them for general corporate purposes, which included three acquisitions completed by the end of 2005. We have since used the remaining proceeds for business acquisitions during 2006.

We intend to continue to evaluate markets for potential growth through the internal development of redistribution centers, processing facilities, and warehouses, through further integration of aftermarket, refurbished and recycled OEM product facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions.

Net cash provided by operating activities totaled $52.4 million in 2006, compared to $37.5 million in 2005. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included increases in receivables, inventory, prepaid expenses and other assets, and a decrease in accounts payable, partially offset by increases in accrued liabilities and other noncurrent liabilities. Receivables increased due to our increased sales volume, partially offset by repayments of employee relocation loans and other receivables. Inventory increased to support our increased volume and to expand the geographic availability of aftermarket and wheel products to a number of locations. Accounts payable decreased due primarily to the timing of payments. Accruals increased primarily due to increases in self-insurance and legal claims reserves, and interest and property tax accruals. Other noncurrent liabilities increased primarily due to liabilities of $1.8 million associated with the new long term incentive plan and increases of $1.0 million in employee deferred compensation liabilities.

Net cash used in investing activities totaled $110.7 million in 2006, compared to $126.0 million in 2005. We invested $73.5 million of cash for acquisitions in 2006 compared to $103.8 million in 2005. We repaid $2.6 million from escrow liabilities in 2006 compared to receiving $2.6 million deposited in 2005, all related to a 2004 acquisition. Net property and equipment purchases increased $10.5 million in 2006, due primarily to land acquisitions and facility expansions.

Net cash provided by financing activities totaled $59.1 million in 2006, compared to $90.0 million in 2005. Exercises of stock options and warrants totaled $6.3 million in 2006 and $11.8 million in 2005. Included in 2005 net cash from financing activities is $87.9 million from the sale of 6.4 million shares of common stock in a public offering. In addition, we had net borrowings of $48.0 million under our credit facility in 2006, compared to net repayments of $9.0 million in 2005. Repayments of long-term debt obligations increased $1.9 million in 2006. The excess tax benefit from share-based payment arrangements provided $7.1 million of cash in 2006 and is shown in cash flow from financing activities in accordance with SFAS 123R. These tax benefits for periods prior to the adoption of SFAS 123R were included in cash flow from operating activities and totaled $6.2 million in 2005.

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

Net cash provided by financing activities totaled $90.0 million in 2005, compared to $47.5 million in 2004. Included in 2005 net cash from financing activities is $87.9 million from the sale of 6.4 million shares of common stock in a public offering. Exercises of stock options and warrants totaled $11.8 million in 2005 and $4.9 million in 2004. In addition, we had net repayments of $9.0 million under our credit facility in 2005, compared to net borrowings of $47.0 million in 2004. Repayments of long-term debt obligations decreased $3.9 million in 2005.

On February 17, 2004, we entered into a new unsecured revolving credit facility that was originally scheduled to mature in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new credit facility initially had a maximum availability of $75.0 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, extend the maturity date to June 1, 2010, and modify certain other terms. In order to make any borrowing under the credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio, which cannot exceed 3.00 to 1.00. The credit facility contains customary covenants, including, among other things, limitations on payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions, and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers, and consolidations, and the maintenance of certain financial ratios. We were in compliance with all covenants throughout all of 2006 and 2005. The interest rate on advances under the credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.625%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

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

As part of the consideration for business acquisitions completed during 2006, we issued promissory notes totaling approximately $7.2 million. The notes bear interest at annual rates of 3.5% to 5.0%, and interest is payable at maturity.

As part of the consideration for business acquisitions completed during 2005, we issued promissory notes totaling approximately $6.4 million. The notes bear interest at annual rates of 3.0% to 3.5%, and interest is payable at maturity. We also assumed certain liabilities in connection with a business acquisition, which included a promissory note with a remaining principal balance of $0.2 million. The annual interest rate on that note is 5.1%.

We estimate that our capital expenditures for 2007, excluding business acquisitions, will be between $45.0 and $50.0 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2007 will be in excess of $55.0 million.

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

Off-Balance Sheet Arrangements and Future Commitments

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we have not entered into any derivative contracts nor do we have any synthetic leases.

The following table represents our future commitments under contractual obligations as of December 31, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Contractual obligations
Long-term debt	$122.4	$9.1	$6.5	$106.8	$0.0
Operating leases	75.7	19.6	31.0	14.6	10.5
Purchase obligations	3.0	0.0	0.0	0.0	3.0
Other long-term obligations
Deferred compensation plans	4.1	0.0	0.0	0.0	4.1
Long term incentive plan	1.8	0.0	0.9	0.6	0.3
Totals	$207.0	$28.7	$38.4	$122.0	$17.9

Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate credit facility as of December 31, 2006. The $86.0 million outstanding at December 31, 2006 was assumed to remain unpaid until the facility matures on June 1, 2010, and interest was computed at the average effective rate of 6.52% at December 31, 2006.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or IBOR. As of December 31, 2006, we had $86.0 million outstanding under our credit facility. We do not, as a matter of policy, enter into derivative contracts for trading or speculative purposes. Based upon our variable rate debt at December 31, 2006, a hypothetical 1% increase in interest rates would result in an annual increase in interest expense of approximately $0.9 million.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LKQ Corporation:

We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, of stockholders’ equity and other comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule included in Item 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 2007

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and equivalents	$4,031	$3,173
Restricted cash	—	450
Receivables, net	49,254	39,500
Inventory	124,541	103,655
Deferred income taxes	2,619	2,122
Prepaid expenses	3,369	2,437
Total Current Assets	183,814	151,337
Property and Equipment, net	127,084	97,218
Intangibles
Goodwill	246,232	181,792
Other intangibles, net	68	88
Deferred Income Taxes	—	2,146
Other Assets	7,157	6,845
Total Assets	$564,355	$439,426
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$19,192	$15,496
Escrow liability	50	2,611
Accrued expenses
Accrued payroll-related liabilities	10,939	10,115
Accrued procurement liability	1,414	2,537
Other accrued expenses	17,151	11,062
Income taxes payable	304	819
Deferred revenue	3,859	3,440
Current portion of long-term obligations	8,485	1,481
Total Current Liabilities	61,394	47,561
Long-Term Obligations, Excluding Current Portion	91,962	45,996
Deferred Income Tax Liability	1,848	—
Other Noncurrent Liabilities	7,332	4,032
Redeemable Common Stock, $0.01 par value, 100,000 shares issued	617	617
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 53,299,827 and 51,414,314 shares issued at December 31, 2006 and 2005, respectively.	533	514
Additional paid-in capital	323,189	307,304
Warrants	—	80
Retained earnings	76,422	32,027
Accumulated other comprehensive income	1,058	1,295
Total Stockholders’ Equity	401,202	341,220
Total Liabilities and Stockholders’ Equity	$564,355	$439,426

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue	$789,381	$547,392	$424,756
Cost of goods sold	431,832	289,788	227,140
Gross margin	357,549	257,604	197,616
Facility and warehouse expenses	86,298	60,113	47,815
Distribution expenses	80,088	61,480	47,927
Selling, general and administrative expenses	102,174	74,495	60,095
Depreciation and amortization	11,823	8,574	6,872
Operating income	77,166	52,942	34,907
Other (income) expense:
Interest expense	5,955	2,228	1,551
Interest income	(131)	(341)	(46)
Other income, net	(1,479)	(628)	(455)
Total other expense	4,345	1,259	1,050
Income before provision for income taxes	72,821	51,683	33,857
Provision for income taxes	28,426	20,796	13,284
Net income	$44,395	$30,887	$20,573
Net income per share:
Basic	$0.84	$0.70	$0.51
Diluted	$0.80	$0.63	$0.46

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands )

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,395	$30,887	$20,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,086	8,574	6,872
Gain on sale of property and equipment	(20)	(159)	119
Share-based compensation expense	2,461	42	202
Writeoff of debt issuance costs	—	—	346
Deferred income taxes	3,618	1,667	3,487
Gain on early extinguishment of debt	—	—	(49)
Gain on interest rate swap	—	—	(91)
Gain on sale of investment securities	(719)	(335)	—
Excess tax benefit from exercise of stock options	(7,101)	—	—
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(4,133)	(2,429)	(2,143)
Inventory	(8,671)	(8,554)	(5,175)
Prepaid expenses and other assets	(1,242)	(996)	175
Accounts payable	(2,469)	(2,166)	(3,091)
Accrued expenses	4,052	4,780	3,297
Income taxes payable	7,071	5,431	1,866
Deferred revenue	224	838	205
Other noncurrent liabilities	2,829	(47)	(692)
Net cash provided by operating activities	52,381	37,533	25,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(36,152)	(26,218)	(25,670)
Proceeds from sale of property and equipment	250	825	103
Expenditures for intangible assets	—	(3)	(5)
Purchase of investment securities	—	—	(650)
Proceeds from sale of investment securities	848	433	—
Repayment of escrow	(2,561)	—	—
Proceeds from conversion of escrow	—	2,561	—
Decrease in restricted cash in escrow	450	149	—
Cash used in acquisitions	(73,492)	(103,769)	(61,601)
Net cash used in investing activities	(110,657)	(126,022)	(87,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	87,898	—
Proceeds from exercise of stock options	5,477	10,033	3,186
Proceeds from exercise of warrants	785	1,764	1,756
Excess tax benefit from exercise of stock options	7,101	—	—
Debt issuance costs	—	(302)	(249)
Net borrowings (repayments) under line of credit	48,000	(9,000)	47,000
Repayments of long-term debt obligations	(2,229)	(343)	(4,241)
Net cash provided by financing activities	59,134	90,050	47,452
Net increase (decrease) in cash and equivalents	858	1,561	(14,470)
Cash and equivalents, beginning of period	3,173	1,612	16,082
Cash and equivalents, end of period	$4,031	$3,173	$1,612
Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$7,200	$6,355	$2,379
Notes assumed in connection with business acquisitions	—	203	1,175
Stock issued in connection with business acquisitions	—	—	3,375
Cash paid for income taxes, net of refunds	18,125	13,706	7,783
Cash paid for interest	4,278	2,252	1,179

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands )

					Retained	Accumulated
	Common Stock		Additional		Earnings /	Other	Total
	Shares		Paid-In		(Accumulated	Comprehensive	Stockholders’
	Issued	Amount	Capital	Warrants	Deficit)	Income	Equity
BALANCE, January 1, 2004	38,954	$389	$191,408	$508	$(19,433)	$1,139	$174,011
Net income	—	—	—	—	20,573	—	20,573
Unrealized loss on investment in equity securities, net of tax	—	—	—	—	—	(127)	(127)
Foreign currency translation	—	—	—	—	—	(32)	(32)
Total comprehensive income	—	—	—	—	—	—	20,414
Stock issued in acquisitions	373	4	3,371	—	—	—	3,375
Stock issued as director compensation	5	—	45	—	—	—	45
Equity-related compensation expense	—	—	157	—	—	—	157
Expiration of warrants issued in acquisitions	—	—	12	(12)	—	—	—
Exercise of warrants issued in acquisitions	100	1	882	(133)	—	—	750
Exercise of stockholder guarantor warrants	1,006	10	1,098	(102)	—	—	1,006
Exercise of stock options, including related tax benefits of $1,127	693	7	4,306	—	—	—	4,313
BALANCE, December 31, 2004	41,131	$411	$201,279	$261	$1,140	$980	$204,071
Net income	—	—	—	—	30,887		30,887
Unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	339	339
Foreign currency translation	—	—	—	—	—	(24)	(24)
Total comprehensive income	—	—	—	—	—	—	31,202
Sale of common stock	6,435	65	87,833	—	—	—	87,898
Equity-related compensation expense	—	—	42	—	—	—	42
Exercise of warrants issued in acquisitions	116	—	—	—	—	—	—
Exercise of stockholder guarantor warrants	1,764	18	1,927	(181)	—	—	1,764
Exercise of stock options, including related tax benefits of $6,210	1,968	20	16,223	—	—	—	16,243
BALANCE, December 31, 2005	51,414	$514	$307,304	$80	$32,027	$1,295	$341,220
Net income	—	—	—	—	44,395	—	44,395
Unrealized gain (loss) on investment in equity securities, net of tax	—	—	—	—	—	(214)	(214)
Foreign currency translation	—	—	—	—	—	(23)	(23)
Total comprehensive income	—	—	—	—	—	—	44,158
Stock issued as director compensation	4	—	72	—	—		72
Stock-based compensation expense	—	—	2,389	—	—	—	2,389
Exercise of stockholder guarantor warrants	785	8	857	(80)	—		785
Exercise of stock options, including related tax benefits of $7,101	1,097	11	12,567	—	—	—	12,578
BALANCE, December 31, 2006	53,300	$533	$323,189	$—	$76,422	$1,058	$401,202

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Company Overview

LKQ Corporation, a Delaware corporation, believes it is the largest nationwide provider of recycled light vehicle original equipment manufacturer (“OEM”) products and related services and the second largest nationwide provider of aftermarket collision replacement products and refurbished wheels. LKQ Corporation operates over 100 facilities offering its customers a broad range of replacement systems, components, and parts to repair light vehicles.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LKQ Corporation and its subsidiaries (the, “Company”). All intercompany transactions and accounts have been eliminated.

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

Revenue Recognition

The majority of the Company’s revenue is derived from the sale of recycled OEM products and aftermarket products. Revenue is recognized when the products are shipped and title has transferred, subject to a reserve for estimated returns, discounts and allowances that management estimates based upon historical information. The Company has recorded a reserve for estimated returns, discounts and allowances of approximately $4.0 million and $3.1 million at December 31, 2006 and 2005, respectively. Revenue from the sale of separately-priced extended warranty contracts is reported as Deferred revenue and recognized ratably over the term of the contracts.

Shipping & Handling

Revenue also includes amounts billed to customers related to shipping and handling of approximately $8.8 million, $7.6 million and $5.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. Distribution expenses in the accompanying consolidated statements of income are the costs incurred to prepare and deliver products to customers.

Cash and Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Restricted Cash

In connection with a business acquisition on January 31, 2005, the Company held approximately $0.6 million in restricted cash. During the year ended December 31, 2005, the amount of cash restricted was reduced by $0.1 million. During June 2006, the remaining restrictions were removed.

Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $2.6 million and $2.1 million at December 31, 2006 and 2005, respectively. The reserve is based upon management’s assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and historical experience. Receivables include travel advances and relocation loans to employees of approximately $0.1 million and $0.2 million at December 31, 2006 and 2005, respectively.

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

Inventory

A salvage product is a recycled vehicle part suitable for sale as a replacement part. A core is a recycled mechanical part that is not suitable for sale as a replacement part without further remanufacturing work. Salvage inventory and cores are recorded at the lower of cost or market. Cost is established based upon the price the Company pays for a vehicle, and includes average costs for buying, dismantling, and where applicable, auction fees and storage, and towing. Inventory carrying value is determined using the average cost to sales percentage at each of the Company’s facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements.

An aftermarket product is a new vehicle product manufactured by a company other than the OEM. Cost is established based upon the average price for purchased parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished wheel inventory cost is based upon the average price paid for wheel cores, and also includes expenses incurred for freight, buying and refurbishing overhead. Aftermarket products and refurbished wheels inventory is recorded at the lower of cost or market.

For all inventory, carrying value is reduced regularly to reflect the age of the inventory and current anticipated demand. If actual demand differs from management estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Inventory consists of the following (in thousands):

	December 31,
	2006	2005
Salvage products	$77,807	$69,444
Aftermarket products and refurbished wheels	40,451	30,238
Core facilities inventory	6,283	3,973
	$124,541	$103,655

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

Land improvements	10–20 years
Buildings and improvements	20–40 years
Furniture, fixtures and equipment	5–20 years
Computer equipment and software	3–10 years
Vehicles and trailers	3–10 years

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Land and improvements	$31,521	$28,145
Buildings and improvements	40,159	35,345
Furniture, fixtures and equipment	46,931	31,685
Computer equipment and software	13,156	10,680
Vehicles and trailers	12,876	11,769
Leasehold improvements	15,242	9,533
	159,885	127,157
Less—Accumulated depreciation	(43,069)	(35,129)
Construction in progress	10,268	5,190
	$127,084	$97,218

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired), covenants not to compete and trademarks.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Goodwill and intangible assets with indefinite useful lives should not be amortized but instead should be tested for impairment at least annually. The Company has performed annual impairment tests during the fourth quarter of 2006, 2005 and 2004. The results of these tests indicated that goodwill was not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of January 1, 2004	$50,799
Business acquisitions	49,520
Balance as of December 31, 2004	100,319
Adjustment of previously recorded goodwill	(1,508)
Business acquisitions	82,981
Balance as of December 31, 2005	181,792
Adjustment of previously recorded goodwill	4,543
Business acquisitions	59,897
Balance as of December 31, 2006	$246,232

Other intangible assets totaled approximately $0.2 million at December 31, 2006 and 2005, respectively. Accumulated amortization of other intangible assets at December 31, 2006 and 2005 was approximately $0.1 million. Amortization expense was approximately $20,000, $19,000 and $8,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Covenants not to compete are amortized over the lives of the respective agreements on a straight-line basis. Estimated annual amortization expense for the years ended December 31, 2007 through 2009 is approximately $20,000,  for the year ended December 31, 2010 is approximately $3,000, and for the year ended December 31, 2011 is approximately $2,000.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying value of long-lived assets during the years ended December 31, 2006, 2005 or 2004.

Investments

The Company holds common shares of Keystone Automotive Industries, Inc., which are classified as an available-for-sale investment security under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Accordingly, the investment is included in Other Assets at its fair value of approximately $2.2 million and $2.7 million at December 31, 2006 and 2005, respectively, with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes. The fair value of this investment at December 31, 2006 and 2005 was estimated based upon the quoted market price for these securities. The Company has sold a portion of its investment and included the realized gains of $0.7 million and $0.3 million in Other (income) expense for the years ended December 31, 2006 and 2005, respectively.

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

Escrow Liability

In February 2004, in connection with a business acquisition, the Company issued 168,690 shares of its common stock, which were to be held in escrow for a period of two years as collateral for the accuracy of certain representations and warranties. The terms of the agreement granted the shareholders the option to sell any or all of these shares during the escrow period, provided that all proceeds from such sale were delivered to the Company. In September 2005, the shareholders sold all such shares held in escrow and delivered $2.6 million to the Company. In February 2006, the seller’s representation and warranty provisions were resolved, and the escrowed funds plus accrued interest at an annual rate of 3% were returned to the sellers.

Accrued Expenses

The Company has entered into certain arrangements whereby salvage vehicles are obtained directly from major insurance companies and automotive manufacturers at a cost calculated as a percentage of the revenue generated from each vehicle. Accrued expenses include an estimated liability of approximately $1.4 million and $2.5 million at December 31, 2006 and 2005, respectively, for salvage inventory procured under such arrangements.

The Company self-insures for a portion of employee medical benefits under the terms of its employee health insurance program. The Company has purchased stop-loss insurance coverage in order to limit its exposure to employee medical benefit claims. Other accrued expenses include an estimated liability of approximately $1.1 million and $1.5 million at December 31, 2006 and 2005, respectively, for expenses incurred but not yet paid under the program.

The Company also self-insures for a portion of general liability and workers compensation claims under the terms of its current insurance program, which began on April 1, 2002. On April 1, 2003, the Company began self-insuring for a portion of automobile claims. The Company has purchased stop-loss insurance coverage in order to limit its exposure to automobile, general liability and workers compensation claims. Other accrued expenses include an estimated liability of approximately $7.4 million and $5.4 million, net of claims deposits of $1.0 million and $0.7 million, at December 31, 2006 and 2005, respectively, for expenses incurred but not yet paid under the program. If the Company were to incur claims up to its aggregate stop-loss insurance coverage during the open policy years, it would have an additional expense of approximately $13.3 million.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Product Warranties

The Company generally warrants certain mechanical parts against defects for a period of six months. Based on historical warranty claims, the Company accrues the estimated costs of the warranty coverage at the time of sale.

A rollforward of the warranty reserve is as follows (in thousands):

Balance as of January 1, 2005	$280
Warranty expense	2,507
Warranty claims	(2,452)
Balance as of December 31, 2005	335
Warranty expense	2,853
Warranty claims	(2,778)
Balance as of December 31, 2006	$410

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

Other Noncurrent Liabilities

Other Noncurrent Liabilities include approximately $4.1 million and $2.8 million at December 31, 2006 and 2005, respectively, related to employee deferred compensation plans as discussed in Note 5 and approximately $1.8 million at December 31, 2006 related to a long term incentive plan for certain key employees as discussed in Note 12.

Other Noncurrent Liabilities also include approximately $0.8 million and $1.0 million at December 31, 2006 and 2005, respectively, related to unasserted claims that are deemed probable of assertion. In the event the unasserted claims are asserted and resolved for amounts different than those accrued, or are determined to no longer be probable in future periods, the amounts so determined would be adjusted to income in the periods such determination is made. During the years ended December 31, 2006 and 2005, approximately $0.1 million and $0.5 million, respectively, was recognized in income due to the favorable resolution of certain unasserted claims.

Depreciation Expense

Included in Cost of Goods Sold is depreciation expense associated with certain wheel refurbishing and smelting operations.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requiring it to recognize expense related to the fair value of its share-based compensation awards (see Note 3). The Company elected to use the modified prospective transition method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of the registration statement for the Company’s initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), net of estimated forfeitures. When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of its historical option forfeitures. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the award.

Prior to the adoption of SFAS 123R, the Company accounted for its stock compensation arrangements under the provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”), which allowed the application of existing accounting rules under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the Company recognized compensation expense based on an award’s intrinsic value, the difference between the exercise price of the option and the fair market value of the underlying common stock at the time the options were granted. For nonqualified stock options granted with an exercise price equal to the market value of the stock on the date of grant, no compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income and pro forma earnings per share disclosures for stock-based awards, as if the fair value-based method defined in SFAS 123 had been applied.

The following table sets forth the $2.4 million ($1.4 million, net of tax) stock-based compensation expense resulting from stock options included in our Consolidated Statement of Income (in thousands):

Year Ended
December 31,
2006
Cost of goods sold	$13
Facility and warehouse expenses	599
Selling, general and administrative expenses	1,777
$2,389

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three month and twelve month periods ended December 31, 2006 was $0.6 million and $1.4 million lower, respectively, than if it had continued to account for stock-based compensation under APB 25. If the Company had not adopted SFAS 123R, basic earnings per share for the three month and twelve month periods ended December 31, 2006 would have been $0.20 and $0.87 as compared to $0.19 and $0.84, respectively, and diluted earnings per share for the three month and twelve month periods ended December 31, 2006 would have been $0.19 and $0.82 as compared to $0.18 and $0.80, respectively.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

The Company has not capitalized any stock-based compensation cost during the year ended December 31, 2006. As of  December 31, 2006, a total of $5.6 million in unrecognized compensation expense related to outstanding stock options is expected to be recognized as follows:

2007	$2.0 million
2008	1.4 million
2009	1.2 million
2010	0.9 million
2011	0.1 million

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	Year Ended December 31,
	2006	2005	2004
Expected life (in years)	6.2	5.8	6.7
Risk-free interest rate	4.38%	3.96%	3.86%
Volatility	40.0%	40.0%	40.0%
Dividend yield	0%	0%	0%
Weighted average fair value of options granted	$9.21	$4.05	$4.47

Expected life—The expected life represents the period that the Company’s stock-based awards are expected to be outstanding.  Due to the limited information available regarding historical exercise experience, the Company has elected to use the simplified expected term method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).

Risk-free interest rate—The Company bases the risk free interest rate used in the Black-Scholes option-pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Expected volatility—The Company uses the trading history and historical volatility of its common stock, and because of limited historical data available on the price of its own publicly traded shares, the volatility of similar entities whose share prices are publicly available, in determining an estimated volatility factor for the Black-Scholes option-pricing model.

Expected dividend yield—The Company has not declared and has no plans to declare dividends and has therefore used a zero value for the expected dividend yield in the Black-Scholes option-pricing model.

Estimated forfeitures—When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of its historical forfeitures. A forfeiture rate of 7.0% has been used for valuing employee option grants, while a forfeiture rate of 0% has been used for valuing director option grants.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income, as reported	$30,887	$20,573
Add: Stock-based compensation expense, net of tax, included in net income as reported	25	94
Less: Total stock-based compensation expense determined using the Black-Scholes option-pricing model, net of related tax effects	(5,013)	(2,844)
Pro forma net income	$25,899	$17,823
Earnings per share:
Basic—as reported	$0.70	$0.51
Basic—pro forma	$0.59	$0.44
Diluted—as reported	$0.63	$0.46
Diluted—pro forma	$0.53	$0.40

Prior to the adoption of SFAS 123R, the Company included all tax benefits associated with share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. The Company has included $7.1 million of excess tax benefits in its cash flows from financing activities for the year ended December 31, 2006. During the years ended December 31, 2005 and 2004, excess tax benefits of $6.2 million and $1.1 million were included in net cash provided by operating activities, respectively.

Rental Expense

The Company recognizes rental expense on a straight-line basis over the respective lease terms for all of its operating leases.

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Certain of the Company’s stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Segment Information

Over 99% of the Company’s operations are conducted in the United States. During 2004, the Company acquired a recycled OEM products business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the United States are not material. The Company manages its operations geographically. The Company’s light vehicle replacement products operations are

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

organized into ten operating segments, eight for recycled OEM products, one for aftermarket products, and one for refurbished wheels. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. The light vehicle replacement products operations account for over 90% of the Company’s revenue, earnings and assets.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted SFAS 151 and its adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. The Company has adopted SFAS 154 and its adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return and requires that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, transition and disclosure. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to beginning retained earnings in the period of adoption. FIN 48 will be effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently assessing the impact of FIN 48 on the Company’s consolidated financial position, results of operations, and cash flows.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial position, results of operations, and cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how public companies quantify financial statement misstatements, including misstatements that were not material to prior years’ financial statements. As required, the Company adopted SAB 108 on December 31, 2006 and its adoption did not have an  impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on the Company’s consolidated financial position, results of operations, and cash flows.

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

collateral acceptable to the banks. All the Company’s stockholders were given the opportunity to participate in this transaction and thirty of the Company’s stockholders provided the guaranties. In exchange for providing the guaranties, each guarantor received certain rights, including a guaranty fee. The guaranty fee consisted of each guarantor’s pro rata portion of warrants to purchase a total of 3,922,224 shares of the Company’s common stock (10% of the then outstanding shares of common stock assuming exercise of these warrants) at an exercise price of $1.00 per share. The warrants became exercisable upon issuance and were to expire on February 14, 2006. All such warrants were exercised prior to the expiration date. The warrants were valued at approximately $401,000 at the date of grant. Warrants to purchase 785,072, 1,763,986 and 1,005,636 shares of the Company’s common stock at a price of $1.00 per share were exercised during the years ended December 31, 2006, 2005 and 2004, respectively. The stockholder guaranties were cancelled in June 2002 when the Company entered into a new credit facility.

On January 1, 2003, in connection with a business acquisition, the Company issued 100,000 shares of its common stock. The Company granted a put option on those shares with a single exercise date of January 1, 2007 at a price of $7.50 per share and obtained a call option on those shares with a single exercise date of January 1, 2007 at a price of $11.25 per share. The Company exercised the call option in 2007 and retired the shares. These shares are reflected as Redeemable Common Stock in the consolidated balance sheet as of December 31, 2006 and 2005.

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

On October 4, 2005, the Company completed the sale of 6,435,000 shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling shareholders named in the registration statement sold 1,500,000 shares of the Company’s common stock. The Company received $88.6 million, net of underwriting discount and before offering related expenses of approximately $744,000, for the common stock it issued and sold. The Company did not receive any proceeds from the sale of shares by the selling shareholders. The Company also received approximately $2.1 million in proceeds from the exercise of 600,000 stock options by certain members of management in connection with the offering.

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

Note 3. Equity Incentive Plans

In February 1998, the Company adopted the Equity Incentive Plan to attract and retain employees and consultants. Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3. Equity Incentive Plans (Continued)

appreciation rights, restricted stock, performance shares and performance units may be granted. On March 6, 2002, the Company’s stockholders approved an increase in the number of shares available under the Equity Incentive Plan from 6.0 million to 10.0 million, subject to antidilution and other adjustment provisions. On May 9, 2005, the Company’s stockholders approved an increase in the number of shares available under the Equity Incentive Plan from 10.0 million to 14.0 million, subject to antidilution and other adjustment provisions.

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

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3. Equity Incentive Plans (Continued)

The Company issues new shares of common stock upon exercises of stock options. A summary of transactions in the Company’s stock-based compensation plans is as follows:

			Weighted
	Options	Number of	Average
	Available	Shares	Exercise
	for Grant	Outstanding	Price
Balance, January 1, 2004	3,395,500	7,276,390	$5.12
Granted	(1,431,000)	1,431,000	9.05
Exercised	—	(693,260)	4.60
Cancelled	50,160	(50,160)	6.40
Balance, December 31, 2004	2,014,660	7,963,970	5.86
Additional shares reserved for Equity Incentive Plan	4,000,000	—	—
Granted	(1,588,000)	1,588,000	9.21
Exercised	—	(1,968,140)	5.10
Cancelled	67,160	(67,160)	6.72
Balance, December 31, 2005	4,493,820	7,516,670	6.76
Granted	(615,500)	615,500	19.90
Exercised	—	(1,097,036)	4.99
Cancelled	46,844	(46,844)	14.76
Balance, December 31, 2006	3,925,164	6,988,290	$8.14

The following table summarizes information about outstanding and exercisable stock options at December 31, 2006:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Shares	Life (Yrs)	Price	Shares	Life (Yrs)	Price
$1.50	248,900	4.1	$1.50	248,900	4.1	$1.50
4.00 - 5.00	1,401,760	5.3	4.25	1,000,165	5.1	4.25
6.25 - 7.50	2,153,500	4.1	6.94	1,989,000	3.9	6.97
7.92 - 9.44	2,467,540	7.6	8.86	2,151,118	7.6	8.87
15.13 - 17.28	126,000	8.8	15.22	121,200	8.7	15.19
18.68 - 22.60	590,590	9.2	20.00	47,677	9.1	19.59
	6,988,290	6.1	$8.14	5,558,060	5.7	$7.26

At December 31, 2006, a total of 6,955,149 options with an average exercise price of $8.11 and a weighted average remaining contractual life of 6.1 years were expected to vest. The total grant-date fair value of options that vested during the years ended December 31, 2006, 2005, and 2004 was approximately $2.4 million, $8.2 million, and $5.1 million, respectively.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at December 31, 2006 is $103.8 million, $103.5 million and $87.4 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3. Equity Incentive Plans (Continued)

on the Company’s closing stock price on December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of the Company’s common stock. The total intrinsic value of stock options exercised was $18.5 million, $16.5 million and $3.0 million during the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2005 and 2004, options to purchase 5,758,375 and 5,022,940 shares of common stock were exercisable pursuant to the Company’s stock-based compensation plans with a weighted-average exercise price of $6.89 and $5.98, respectively.

Stock options expire 10 years from the date they are granted. Most of the options granted under the Equity Incentive Plan and the CEO Plan vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant. The Company expects to issue new shares of common stock to cover future stock option exercises.

On December 27, 2004, the Company’s Board of Directors amended the award of 400,000 options granted to its Chairman on January 29, 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options immediately exercisable. The Company has recognized compensation expense of approximately $0.2 million during the year ended December 31, 2004 in connection with this amendment. The Board of Directors decided to accelerate the vesting schedule of these options in order to conform the vesting to grants normally made under the Director Plan. In addition, the Board of Directors decided it was in the best interests of stockholders to accelerate these options as the Company avoided compensation expense in future periods that would otherwise result from the effectiveness of SFAS 123R for periods beginning subsequent to December 31, 2005.

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

On January 10, 2005, the Compensation Committee amended the vesting schedule of a total of 857,000 options granted to employees in 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options exercisable on January 10, 2005. The Compensation Committee decided to accelerate the vesting schedule of these options primarily as a supplement to compensation due to the expected reduction of cash bonuses to employees for the 2004 calendar year. The bonus formula established by the Company in January 2004 resulted in reduced 2004 bonuses for many LKQ employees as compared to 2003. In addition, the Compensation Committee decided it was in the best interests of stockholders to accelerate these options as the Company avoided compensation expense in future periods that would otherwise result from the effectiveness of SFAS 123R for periods beginning subsequent to December 31, 2005.

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

On January 12, 2007, the Company’s Board of Directors granted options to employees to purchase a total of  482,500 shares of LKQ common stock at an exercise price of $20.12 per share. The options vest over a period of five years.

Note 4. Related Party Transactions

The Company subleased its corporate office space from an entity owned by one of its principal stockholders for a pro rata percentage of the rent that was charged to that entity. The sublease expired on July 31, 2004. The total amounts paid to this entity were approximately $0.2 million during the year ended December 31, 2004. Beginning in August 2004, the Company subleased a portion of its corporate office space to an entity owned by one of its principal stockholders for a pro rata percentage of the rent that the Company is charged. The total amounts received from this entity were approximately $33,900 during the five month period ended December 31, 2004 and $70,000 and $49,000 during the years ended December 31, 2006 and 2005, respectively.

A corporation owned by the Company’s Chairman of the Board, who is one of the Company’s principal stockholders, owns private aircraft that the Company uses from time to time for business trips. The Company reimburses this corporation for out-of-pocket and other related flight expenses, as well as for other direct expenses incurred. The total amounts paid to this corporation were approximately $6,400, $122,000 and $54,700 during each of the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with the acquisitions of several businesses, the Company entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in its operations. Typical lease terms include an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. The Company also maintains the right of first refusal concerning the sale of the leased property. Lease payments to a principal stockholder who became an officer of the Company after the acquisition of his business were approximately $0.8 million during each of the years ended December 31, 2006, 2005 and 2004, respectively.

The Company believes that the related party transactions described above are comparable to those available from unaffiliated third parties.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5. Retirement Plans

The Company sponsors the LKQ Corporation Employees’ Retirement Plan (the “Plan”), a qualified defined contribution plan covering substantially all full time employees not covered by qualified plans maintained by subsidiaries. Employees may contribute up to 15% of eligible compensation, subject to certain Internal Revenue Service limitations. The Company will match 50% of the portion of the employee’s contributions that does not exceed 6% of the employee’s salary. Matching Company contributions vest over a four year period and totaled approximately $1.7 million, $1.4 million and $1.2 million in 2006, 2005 and 2004, respectively. The Company may also, at its sole discretion, make annual profit-sharing contributions to the Plan. There were no such discretionary profit sharing contributions to the Plan in 2006, 2005 or 2004. All contribution levels may be subject to further limits, under Internal Revenue Service guidelines.

Two of the companies acquired by the Company during 2004, Foster Auto Parts, Inc. and Global Trade Alliance, Inc. (see Note 9), also maintained qualified defined contribution plans covering substantially all of their full time employees.  The plan maintained by Foster Auto Parts, Inc. was merged into the LKQ Corporation Employees’ Retirement Plan during 2005. Bodymaster Auto Parts Inc. and Mid-State Aftermarket Auto Parts, Inc., which were acquired by the Company in 2005 (see Note 9), also maintained qualified defined contribution plans covering substantially all of their full time employees. The plan maintained by Mid-State Aftermarket Auto Parts, Inc. was merged into the Global Trade Alliance, Inc. Retirement Plan during 2006. Expenses related to these plans totaled approximately $0.3 million and $0.2 million during 2006 and 2005, respectively.

The Company also offers a nonqualified deferred compensation plan to eligible employees who, due to Internal Revenue Service guidelines, may not take full advantage of the LKQ Corporation Employees’ Retirement Plan. The plan allows participants to defer up to 50% of eligible compensation, with a maximum deferral of $50,000 per year. The Company will match 50% of the portion of the employee’s contributions that does not exceed 6% of the employee’s salary. The deferred compensation, together with Company matching contributions and accumulated earnings, is accrued and is payable after retirement or termination of employment, subject to vesting provisions. Participants may also elect to receive amounts deferred in a given year on any plan anniversary five or more years subsequent to the year of deferral. Matching Company contributions vest over a four year period and totaled $50,000, $13,000 and $5,000 in 2006, 2005 and 2004, respectively, net of allowable transfers into the LKQ Corporation Employee’s Retirement Plan. The deferred compensation plan is funded under a trust agreement whereby the Company pays to the trust amounts deferred by employees, together with the Company match, with such amounts invested in life insurance policies carried to meet the obligations under the deferred compensation plan. The cash surrender value of these policies was approximately $3.7 million and $2.8 million at December 31, 2006 and 2005, respectively, and is included in Other Assets in the accompanying balance sheets. Total deferred compensation liabilities were approximately $3.8 million and $2.7 million at December 31, 2006 and 2005, respectively, and are included in Accrued payroll-related liabilities and Other Noncurrent Liabilities in the accompanying balance sheets.

A subsidiary of the Company has a nonqualified retirement plan that the Company agreed to continue when the subsidiary was acquired in 1998. The plan is funded by the Company through premium payments on Company-owned life insurance policies that are carried to meet the obligations under the plan. The cash surrender value of these policies was approximately $0.2 million at December 31, 2006 and 2005 and is included in Other Assets in the accompanying balance sheets. The annual expense for this plan is

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

approximately $30,000. Total obligations were approximately $0.4 million at December 31, 2006 and 2005, and are included in Other Noncurrent Liabilities in the accompanying balance sheets.

Note 6. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	December 31,
	2006	2005
Revolving credit facility	$86,000	$38,000
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	14,447	9,477
	100,447	47,477
Less current maturities	(8,485)	(1,481)
	$91,962	$45,996

The scheduled maturities of long-term obligations outstanding at December 31, 2006 are as follows (in thousands):

2007	$8,485
2008	5,305
2009	605
2010	86,052
2011	—
Thereafter	—
$100,447

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that originally was scheduled to mature in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. As a result, the Company recorded a loss of approximately $0.3 million in 2004 from the write-off of debt issuance costs related to the previous secured facility. The new revolving credit facility initially had a maximum availability of $75 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, extend the maturity date to June 1, 2010 and modify certain other terms. In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including without limitation a senior debt to EBITDA ratio which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends; restrictions on the payment of other dividends, and on purchases, redemptions and acquisitions of the Company’s stock; limitations on additional indebtedness; certain limitations on acquisitions, mergers and consolidations; and the maintenance of certain financial ratios. The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.625%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout 2006, 2005 and 2004. The weighted-average interest rate on borrowings outstanding against the

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Company’s credit facility at December 31, 2006 and 2005 was 6.52% and 7.25%, respectively. Borrowings against the credit facility totaled $86.0 million and $38.0 million at December 31, 2006 and 2005, respectively, and are classified as long-term obligations. The $38.0 million balance outstanding at December 31, 2005 was converted to an IBOR-based loan at a rate of 5.42% on January 4, 2006.

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

As part of the consideration for business acquisitions completed during 2005, the Company issued promissory notes totaling approximately $6.4 million. The notes bear interest at annual rates of 3.0% to 3.5%, and interest is payable at maturity. The Company also assumed certain liabilities in connection with a business acquisition during the second quarter of 2005, including a promissory note with a remaining principle balance of approximately $0.2 million. The annual interest rate on the note, which was retired during 2006, was 5.1%.

As part of the consideration for business acquisitions completed during 2006, the Company issued promissory notes totaling approximately $7.2 million. The notes bear interest at annual rates of 3.5% to 5.0%, and interest is payable at maturity.

Note 7. Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at December 31, 2006 are as follows (in thousands):

Years ending December 31:
2007	$19,570
2008	18,136
2009	12,901
2010	9,399
2011	5,174
Thereafter	10,536
$75,716

Rental expense for operating leases was approximately $18.6 million, $12.2 million and $9.6 million during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company guaranties the residual values of the majority of its truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, the Company would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7. Commitments and Contingencies (Continued)

when a piece of equipment is sold, the Company would be paid the amount realized over the residual value. Had the Company terminated all of its operating leases subject to these guaranties at December 31, 2006, the guarantied residual value would have totaled approximately $10.1 million.

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

Note 8. Earnings Per Share

The following table sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net income	$44,395	$30,887	$20,573
Denominator for basic earnings per share—
Weighted-average shares outstanding	52,827	44,019	40,105
Effect of dilutive securities:
Stock options	2,912	2,552	1,775
Warrants	78	2,144	2,947
Denominator for diluted earnings per share—
Adjusted weighted-average shares outstanding	55,817	48,715	44,827
Earnings per share, basic	$0.84	$0.70	$0.51
Earnings per share, diluted	$0.80	$0.63	$0.46

The following chart sets forth the number of stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	December 31,
	2006	2005	2004
Antidilutive securities:
Stock options	596	136	520

Note 9. Business Combinations

During 2006, the Company acquired a 100% equity interest in each of ten businesses (seven in the recycled OEM automotive parts business, two in the aftermarket automotive parts business and, on January 31, 2006, Transwheel Corporation, an aluminum alloy wheel refurbishing and distribution business) for an aggregate of $71.1 million in cash, of which $0.1 million is to be paid subsequent to December 31, 2006, and $7.2 million in notes issued to the sellers (see Note 6). The acquisitions enabled the Company to serve new market areas and become a significant provider of refurbished wheels.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9. Business Combinations (Continued)

During 2005, the Company acquired a 100% equity interest in each of eight businesses (four in the aftermarket products business, including on December 29, 2005 Fit-Rite Body Parts, Inc. (“Fit-Rite”)) for an aggregate of $108.0 million in cash, of which $1.7 million is to be paid subsequent to December 31, 2006, approximately $6.4 million in notes issued to the sellers (see Note 6). In addition, in connection with the Fit-Rite acquisition, the Company was obligated to pay up to $9.0 million of contingent payments based upon the achievement of certain financial results over the thirty months following the closing of the acquisition. Certain terms of one of the contingent payment agreements were modified in 2006 such that $1.0 million was immediately paid and the maximum remaining amount contingently payable was reduced to $4.0 million. The acquisitions enabled the Company to serve new market areas and expand its presence in existing areas.

During 2004, the Company acquired a 100% equity interest in each of six businesses (five in the recycled OEM products business, including on October 26, 2004 Foster Auto Parts, Inc., and, on February 20, 2004, Global Trade Alliance, Inc., one of the largest suppliers of aftermarket products in the Midwest) for an aggregate of $61.7 million in cash, of which $50,000 was to be paid subsequent to December 31, 2004, approximately $2.4 million in notes issued to the sellers and 373,396 shares of the Company’s common stock. The acquisitions enabled the Company to serve new market areas, become a significant provider of aftermarket products and become a provider of self-service retail recycled vehicle products.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2006 business acquisitions, the purchase price allocations are preliminary as the Company is in the process of determining the following:  1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of its inventories acquired; and 3) the final estimation of the tax basis of the entities acquired. During the year ended December 31, 2006, the Company made adjustments to the preliminary purchase price allocations to finalize the inventory valuations and the estimated tax basis for certain of the businesses acquired in 2005. The Company also recorded a liability and made additional payments for additional consideration earned based upon the achievement of certain financial results in 2006. These adjustments increased goodwill related to these 2005 acquisitions by $4.5 million.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9. Business Combinations (Continued)

The purchase price allocations for the acquisitions completed during the years ended December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Restricted cash	$—	$599
Receivables, net	5,819	8,568
Inventory	13,270	18,965
Prepaid expenses	441	170
Property and equipment	6,009	9,353
Goodwill	59,897	87,524
Other intangibles	—	60
Other assets	67	85
Current liabilities assumed	(6,701)	(10,812)
Notes assumed	—	(203)
Other noncurrent liabilities assumed	(470)	—
Purchase price payable in a subsequent period	(100)	(1,725)
Notes issued (see Note 6)	(7,200)	(6,355)
Cash used in acquisitions, net of cash acquired	$71,032	$106,229

The Company recorded goodwill of $59.9 million for the 2006 acquisitions, $58.4 million of which is expected to be deductible for income tax purposes. All of the $87.5 million of goodwill recorded for the 2005 acquisitions is expected to be deductible for income tax purposes.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9. Business Combinations (Continued)

The following pro forma summary presents the effect of the businesses acquired during the years ended December 31, 2006 and 2005 as though the businesses had been acquired as of January 1, 2005, and is based upon unaudited financial information of the acquired entities (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005
Revenue as reported	$789,381	$547,392
Revenue of purchased businesses for the period prior to acquisition	32,865	207,787
Pro forma revenue	$822,246	$755,179
Net income as reported	$44,395	$30,887
Net income of purchased businesses for the period prior to acquisition	1,787	9,829
Pro forma net income	$46,182	$40,716
Earnings per share—basic
As reported	$0.84	$0.70
Effect of purchased businesses for the period prior to acquisition	0.03	0.22
Pro forma earnings per share—basic	$0.87	$0.92
Earnings per share—diluted
As reported	$0.80	$0.63
Effect of purchased businesses for the period prior to acquisition	0.03	0.21
Pro forma earnings per share—diluted	$0.83	$0.84

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 10. Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$21,866	$16,627	$8,201
State	2,867	2,448	1,573
Foreign	75	54	23
	24,808	19,129	9,797
Deferred	3,618	1,667	3,487
Provision for income taxes	$28,426	$20,796	$13,284

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

Income taxes have been based on the following components of income before provision for income taxes (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$72,588	$51,598	$33,767
Foreign	233	85	90
	$72,821	$51,683	$33,857

The U.S. Federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2006	2005	2004
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax impact	3.6	3.8	3.8
Non-deductible meals and entertainment expenses	0.2	0.3	0.4
Non-taxable life insurance proceeds	—	—	(0.5)
Valuation allowances	0.3	0.3	0.5
Other, net	0.9	0.8	—
Tax benefit related to prior tax years	(1.0)	—	—
Effective tax rate	39.0%	40.2%	39.2%

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred Tax Assets:
Accounts receivable	$2,482	$2,029
Inventory	1,934	1,485
Goodwill	—	3,821
Accrued expenses	858	695
Nonqualified deferred compensation	1,300	854
Long term incentive plan	641	—
Stock based compensation	955	—
Net operating loss carryforwards	2,408	2,373
Other	642	769
	11,220	12,026
Less valuation allowance	(862)	(668)
Total deferred tax assets	$10,358	$11,358
Deferred Tax Liabilities:
Prepaid expenses	$965	$789
Property and equipment	6,438	5,526
Investments	650	772
Goodwill	1,529	—
Other	5	3
Total deferred tax liabilities	$9,587	$7,090
Net deferred tax asset	$771	$4,268

Deferred tax assets and liabilities are reflected on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2006	2005
Current deferred tax assets	$2,619	$2,122
Noncurrent deferred tax assets	—	2,146
Noncurrent deferred tax liabilities	1,848	—

The Company had net operating loss carryforwards for certain of its state tax jurisdictions, the tax benefits of which totaled approximately $2.4 million at each of December 31, 2006 and 2005. A valuation allowance has been established for a portion of these deferred tax assets. The tax benefits expire over the period from 2007 through 2026. While the Company expects to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

During 2006, the Internal Revenue Service completed its audit of the 2002 and 2003 tax returns of the Company. As a result of the completion of this audit and the statutory closing of 2002 and prior tax years, the Company recorded a tax benefit in the third quarter of 2006 of approximately $0.7 million consisting of the reversal of accrued income tax liabilities no longer deemed necessary. The Company has also been the subject of income tax audits by one state for the 2001, 2002 and 2003 tax years. Adjustments from such audits, if any, are not expected to have a material effect on the Company’s Consolidated Financial Statements.

Note 11. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	Foreign Currency Translation	Unrealized (Loss) Gain on Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2004	$—	$1,139	$1,139
Pretax loss	(32)	(210)	(242)
Income tax benefit	—	83	83
Balance at December 31, 2004	(32)	1,012	980
Pretax income (loss)	(24)	448	424
Income tax expense	—	(109)	(109)
Balance at December 31, 2005	(56)	1,351	1,295
Pretax loss	(23)	(336)	(359)
Income tax benefit	—	122	122
Balance at December 31, 2006	$(79)	$1,137	$1,058

The unrealized (loss) gain on securities is net of reclassification adjustments of $0.3 million and $0.2 million, net of tax, during the years ended December 31, 2006 and 2005, respectively, for net realized gains on the sale of securities included in net income.

Note 12. Long Term Incentive Plan

In 2006, the Compensation Committee of the Company’s Board of Directors and the Company’s stockholders approved the LKQ Corporation Long Term Incentive Plan. The purpose of the Long Term Incentive Plan is to offer certain key employees the opportunity to receive long-term performance rewards. Performance periods will begin on January 1 and end on December 31 of the third calendar year thereafter. Performance awards will be equal to the participant’s base salary (at the end of the applicable performance period) multiplied by an “Award Percentage.” A participant’s Award Percentage is determined by three components: the growth over the performance period of each of the Company’s earnings per share, total revenue, and return on equity. The Compensation Committee of the Company’s Board of Directors will determine for each participant the range of Award Percentages based on different growth scenarios of the components. One half of any performance award achieved is payable promptly after the end of the performance period. A participant must be an employee of the Company throughout the performance period to be eligible for the first 50% payment. The other half of the performance award

LKQ CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12. Long Term Incentive Plan (Continued)

is deferred and payable in three equal installments on each one year anniversary of the end of the performance period over a total of three years. A participant must be an employee on each such anniversary date to be eligible for the respective deferred payment, unless the participant is not an employee as a result of death, total disability or normal retirement at age 65, in which case the participant (or his or her estate) will be entitled to all of the deferred payments upon such death, disability or retirement. Interest on the deferred portion of the performance award will accrue at the prime rate and be payable to the participant at the same time as the deferred installments are paid. During the year ended December 31, 2006, the Company has recorded expense related to this plan totaling approximately $1.8 million.

Note 13. Selected Quarterly Data (unaudited)

The following table represents unaudited selected quarterly financial data for the two years ended December 31, 2006. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2005
Revenue	$133,807	$136,023	$133,640	$143,922
Gross margin	62,636	64,492	62,944	67,532
Operating income	14,396	13,810	11,465	13,271
Net income	8,401	7,627	6,603	8,256
Earnings per share: (1)
Basic earnings per share	0.20	0.18	0.16	0.16
Diluted earnings per share	0.19	0.16	0.14	0.15

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2006
Revenue	$192,139	$195,037	$197,659	$204,546
Gross margin	88,411	88,116	89,436	91,586
Operating income	20,345	20,598	17,865	18,358
Net income	12,084	11,662	10,459	10,190
Earnings per share: (1)
Basic earnings per share	0.23	0.22	0.20	0.19
Diluted earnings per share	0.22	0.21	0.19	0.18

(1)          The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

As of December 31, 2006, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

Report of Management on Internal Control Over Financial Reporting
February 28, 2007

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2006, the Company maintained effective internal control over financial reporting. Deloitte & Touche, LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LKQ Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that LKQ Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information appearing under the caption “Election of our Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2007 (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at December 31, 2006, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Joseph M. Holsten	54	President, Chief Executive Officer and Director
Mark T. Spears	49	Executive Vice President and Chief Financial Officer
Leonard A. Damron	55	Senior Vice President—Southeast Region
Walter P. Hanley	40	Senior Vice President—Development, Associate General Counsel and Assistant Secretary
Robert L. Wagman	42	Vice President—Insurance Services and Aftermarket Operations
Steven H. Jones	47	Vice President—Central and West Regions and Core Operations
H. Bradley Willen	47	Vice President—Midwest Region
Frank P. Erlain	51	Vice President—Finance and Controller
Victor M. Casini	44	Vice President, General Counsel and Secretary

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

H. Bradley Willen has been our Vice President—Midwest Region since December 2005. Prior thereto, he was our Vice President—Procurment and Product Pricing starting in June 2003. He  managed procurement and pricing for us since January 2001. He was in charge of procurement, pricing, and inventory management for Triplett from August 1988 until December 2000. Prior thereto, from September 1986 until July 1988, Mr. Willen was an Assistant Vice President of Operations for Thomson McKinnon, a brokerage firm.

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

Section 16 Compliance

Information appearing under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Audit Committee

Information appearing under the caption “Election of Our Board of Directors—Meetings and Committees of the Board—Audit Committee” in the Proxy Statement is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information appearing under the captions “Election of Our Board of Directors—Director Compensation Table,” “Compensation Discussion and Analysis,” “Election of Our Board of Directors—Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Proxy Statement is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under the caption “Other Information—Principal Stockholders” in the Proxy Statement and appearing under the caption “Equity Compensation Plan Information” in Item 5 of this Annual Report is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the captions “Other Information—Certain Transactions” and “Election of Our Board of Directors” in the Proxy Statement is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2004	$1,494	$938	$213	$(944)	$1,701
Year ended December 31, 2005	1,701	1,558	411	(1,580)	2,090
Year ended December 31, 2006	2,090	2,144	320	(1,976)	2,578
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2004	$1,062	$97,453	$273	$(96,606)	$2,182
Year ended December 31, 2005	2,182	123,350	58	(122,490)	3,100
Year ended December 31, 2006	3,100	149,008	346	(148,447)	4,007

(a)(3)  Exhibits

The exhibits to this report are listed in Item 15(b) of this Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.07	LKQ Corporation Stock Option and Compensation Plan for Non-Employee Directors
10.08	LKQ Corporation CEO Stock Option Plan
10.09	LKQ Corporation 1998 Equity Incentive Plan
10.10	LKQ Corporation 401(k) Plus Plan dated August 1, 1999
10.11	Amendment to LKQ Corporation 401(k) Plus Plan
10.12	Trust for LKQ Corporation 401(k) Plus Plan
10.13	LKQ Corporation Employees’ Retirement Plan
10.14	First Amendment to LKQ Corporation Employees’ Retirement Plan
10.15	Second Amendment to LKQ Corporation Employees’ Retirement Plan
10.16	Third Amendment to LKQ Corporation Employees’ Retirement Plan
10.17	LKQ Corporation Employees’ Retirement Plan Non-Discretionary Trust Agreement
10.18	LKQ Corporation 401(k) Plus Plan II dated March 3, 2005
10.19	Amendment to LKQ Corporation 401(k) Plus Plan II
10.20	Amendment Agreement dated December 27, 2004 between LKQ Corporation and Donald F. Flynn
10.21	Form of Award Agreement dated January 14, 2005
10.22	Form of Notice to Optionees dated January 10, 2005

10.23	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation
10.28	Form of LKQ Coproration Executive Officer 2005 Bonus Program (Corporate)
10.29	Form of LKQ Corporation Executive Officer 2005 Bonus Program (Regional)
10.30	Form of LKQ Coproration Executive Officer 2006 Bonus Program (Corporate)
10.31	Form of LKQ Corporation Executive Officer 2006 Bonus Program (Regional)
10.32	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Corporate)
10.33	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Regional)
10.34	LKQ Corporation Long Term Incentive Plan

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

4.4

Second Amendment to Credit Agreement dated as of June 1, 2005 by and among LKQ Corporation, Bank of America, N.A. , LaSalle Bank National Association, JP Morgan Chase Bank National Association and National City Bank (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on June 3, 2005).

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

10.4(a)

Industrial Building Lease between Leonard A. Damron, III, LLC, as Landlord, and Damron Auto Parts, L.P., as Tenant, dated July 29, 1998 for Jenkinsburg, Georgia facility (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.4(b)	First Amendment to Lease dated as of January 1, 2007 by and between Leonard A. Damron, III and LKQ Atlanta, LP (formerly known as Damron Auto Parts, L.P.).
10.5(a)

Industrial Building Lease between Damron Auto Parts East, Inc., as Landlord, and Damron Holding Company, as Tenant, dated July 29, 1998 for Melbourne, Florida facility (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.5(b)	First Amendment to Lease dated as of January 1, 2007 by and between Damron Auto Parts East, Inc. and Damron Holding Company.
10.6(a)

Industrial Building Lease between Damron Family Limited Partnership, as Landlord, and Damron Auto Parts, Inc., as Tenant, dated July 29, 1998 for Crystal River, Florida facility (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.6(b)	First Amendment to Lease dated as of January 1, 2007 by and between Damron Family Limited Partnership and LKQ Crystal River, Inc. (formerly known as Damron Auto Parts, Inc.).
10.7

LKQ Corporation Stock Option and Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on December 21, 2005).

10.8	LKQ Corporation CEO Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.9	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-128152).
10.10	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.11	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.12	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.13	LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.14	First Amendment to LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.15	Second Amendment to LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).
10.16	Third Amendment to LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s report on Form 10-K for the year ended December 31, 2005).
10.17

LKQ Corporation Employees’ Retirement Plan Non-Discretionary Trust Agreement (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.18	LKQ Corporation 401(k) Plus Plan II dated March 3, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004).
10.19	Amendment to the LKQ Corporation 401(k) Plus Plan II (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K for the year ended December 31, 2005).
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

10.25

First Contingent Payment Agreement dated as of December 31, 2005 by and among LKQ Corporation, Elias Hawa, Sabah Hawa, and Fouyad Pouyafar (incorporated herein by reference to Exhibit 2.2 to the Company’s report on Form 8-K filed with the SEC on January 5, 2006).

10.26

Second Contingent Payment Agreement dated as of December 31, 2005 by and among LKQ Corporation, Elias Hawa, Sabah Hawa, and Fouyad Pouyafar (incorporated herein by reference to Exhibit 2.3 to the Company’s report on Form 8-K filed with the SEC on January 5, 2006).

10.27	Termination of Second Contingent Payment Agreement dated as of December 13, 2006 by and among LKQ Corporation, Elias Hawa, Sabah Hawa, and Fouad Pouyafar.
10.28	Form of LKQ Corporation Executive Officer 2005 Bonus Program (Corporate) (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K/A filed with the SEC on March 18, 2005).
10.29	Form of LKQ Corporation Executive Officer 2005 Bonus Program (Regional) (incorporated herein by reference to Exhibit 99.3 to the Company’s report on Form 8-K/A filed with the SEC on March 18, 2005).
10.30	Form of LKQ Corporation Executive Officer 2006 Bonus Program (Corporate) (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on February 28, 2006).
10.31	Form of LKQ Corporation Executive Officer 2006 Bonus Program (Regional) (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on February 28, 2006).
10.32	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Corporate) (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on February 27, 2007).
10.33	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Regional) (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on February 27, 2007).
10.34	LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on May 12, 2006).
12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries, jurisdictions and assumed names.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

LKQ CORPORATION
By:	/s/ JOSEPH M. HOLSTEN
Joseph M. Holsten President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007.

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