Form 10-Q
period 2007-03-31
LKQ CORP
filed 2007-05-09
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes   ☐ No   ☒

At May 2, 2007, the registrant had issued and outstanding an aggregate of 53,484,736 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
Assets

Current Assets:
Cash and equivalents	$5,881	$4,031
Receivables, net	57,668	49,254
Inventory	139,095	124,541
Deferred income taxes	2,923	2,619
Prepaid expenses	2,776	3,369

Total Current Assets	208,343	183,814

Property and Equipment, net	132,373	127,084
Intangibles	256,965	246,300
Other Assets	10,118	7,157

Total Assets	$607,799	$564,355

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$22,148	$19,242
Accrued expenses	28,060	29,504
Income taxes payable	7,966	304
Deferred revenue	4,201	3,859
Current portion of long-term obligations	10,376	8,485

Total Current Liabilities	72,751	61,394

Long-Term Obligations, Excluding Current Portion	106,662	91,962
Deferred Income Tax Liability	2,752	1,848
Other Noncurrent Liabilities	7,919	7,332

Redeemable Common Stock, $0.01 par value, 100,000 shares issued at December 31, 2006	—	617

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 53,330,126 and 53,299,827 shares issued at March 31, 2007 and December 31, 2006, respectively.	533	533
Additional paid-in capital	324,206	323,189
Retained earnings	91,932	76,422
Accumulated other comprehensive income	1,044	1,058

Total Stockholders’ Equity	417,715	401,202

Total Liabilities and Stockholders’ Equity	$607,799	$564,355

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

( In thousands, except per share data )

	Three Months Ended
	March 31,
	2007	2006

Revenue	$235,318	$192,139

Cost of goods sold	128,222	103,728

Gross margin	107,096	88,411

Facility and warehouse expenses	25,610	20,494

Distribution expenses	22,175	19,926

Selling, general and administrative expenses	28,732	24,910

Depreciation and amortization	3,317	2,736

Operating income	27,262	20,345

Other (income) expense:
Interest expense, net	1,733	943
Other income, net	(648)	(806)

Total other expense	1,085	137

Income before provision for income taxes	26,177	20,208

Provision for income taxes	10,383	8,124

Net income	$15,794	$12,084

Net income per share:
Basic	$0.30	$0.23

Diluted	$0.28	$0.22

Weighted average common shares outstanding:
Basic	53,316	52,062

Diluted	56,002	55,467

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

( In thousands )

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,794	$12,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,453	2,736
Stock-based compensation expense	1,167	743
Deferred income taxes	686	384
Gain on sale of investment securities	—	(719)
Excess tax benefit from exercise of stock options	(157)	(1,849)
Other adjustments	3	(12)
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(8,167)	(2,108)
Inventory	(10,807)	(13,479)
Income taxes payable	7,453	6,907
Other operating assets and liabilities	1,005	(593)

Net cash provided by operating activities	10,430	4,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and other long term assets	(9,080)	(8,577)
Repayment of escrow	—	(2,561)
Cash used in acquisitions	(14,574)	(29,068)

Net cash used in investing activities	(23,654)	(40,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	201	2,330
Repurchase and retirement of redeemable common stock	(1,125)	—
Excess tax benefit from exercise of stock options	157	1,849
Net borrowings of long-term debt	15,841	32,305

Net cash provided by financing activities	15,074	36,484

Net increase in cash and equivalents	1,850	372

Cash and equivalents, beginning of period	4,031	3,173

Cash and equivalents, end of period	$5,881	$3,545

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$750	$3,100
Cash paid for income taxes, net of refunds	2,234	804
Cash paid for interest	1,594	251

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

( In thousands )

					Accumulated
	Common Stock				Other	Total
	Shares		Additional	Retained	Comprehensive	Stockholders’
	Issued	Amount	Paid-In Capital	Earnings	Income	Equity

BALANCE, December 31, 2006	53,300	$533	$323,189	$76,422	$1,058	$401,202

Net income	—	—	—	15,794	—	15,794

Unrealized gain (loss) on investment in equity securities, net of tax	—	—	—	—	(8)	(8)

Foreign currency translation	—	—	—	—	(6)	(6)

Total comprehensive income	—	—	—	—	—	15,780

Adjustment for adoption of FASB Interpretation No. (FIN) 48	—	—	—	(284)	—	(284)

Stock issued as director compensation	1	—	18	—	—	18

Stock-based compensation expense	—	—	1,149	—	—	1,149

Purchase and retirement of redeemable common stock	—	—	(508)	—	—	(508)

Exercise of stock options, including related tax benefits of $157	29	—	358	—	—	358

BALANCE, March 31, 2007	53,330	$533	$324,206	$91,932	$1,044	$417,715

See notes to unaudited consolidated condensed financial statements.

LKQ Corporation and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1.  Interim Financial Statements

The accompanying Unaudited Consolidated Condensed Financial Statements include the accounts of LKQ Corporation and its subsidiaries (the “Company”).  All intercompany transactions and accounts have been eliminated.

The accompanying Unaudited Consolidated Condensed Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Accordingly, certain information related to the Company’s significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These Unaudited Consolidated Condensed Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position, results of operations and cash flows of the Company for the periods presented.

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

Note 2.  Significant Accounting Policies

Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $2.5 million and $2.6 million at March 31, 2007 and December 31, 2006, respectively.

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Salvage products	$88,028	$77,807
Aftermarket and refurbished products	45,531	40,451
Core facilities inventory	5,536	6,283

	$139,095	$124,541

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete. The change in the carrying amount of goodwill during the three months ended March 31, 2007 is as follows (in thousands):

Balance as of December 31, 2006	$246,232
Adjustment of previously recorded goodwill	(57)
Business acquisitions	10,727

Balance as of March 31, 2007	$256,902

Escrow Liability

In February 2004, in connection with a business acquisition, the Company issued 168,690 shares of its common stock, which were to be held in escrow for a period of two years as collateral for the accuracy of certain seller representations and warranties.  The terms of the agreement granted the shareholders the option to sell any or all of these shares during the escrow period, provided that all proceeds from such sale were delivered to the Company. In September 2005, the shareholders sold all such shares held in escrow and delivered $2.6 million to the Company. In February 2006, the sellers’ representation and warranty provisions were resolved, and the escrowed funds plus accrued interest at an annual rate of 3% were returned to the sellers.

Income Taxes

Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

Depreciation Expense

Included in Cost of Goods Sold is depreciation expense associated with certain refurbishing and smelting operations.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requiring it to recognize expense related to the fair value of its share-based compensation awards (see Note 4). The Company elected to use the modified prospective transition method, pursuant to which prior periods were not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of the registration statement regarding the Company’s initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” net of estimated forfeitures.  When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of its historical option forfeitures. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Cost of goods sold	$3	$3
Facility and warehouse expenses	238	132
Selling, general and administrative expenses	908	590

	$1,149	$725

The Company has not capitalized any stock-based compensation cost during the three months ended March 31, 2007 and 2006.  As of March 31, 2007, a total of $8.9 million in unrecognized compensation expense related to outstanding stock options is expected to be recognized as follows:

Remainder of 2007	$1.7 million
2008	2.3 million
2009	2.1 million
2010	1.8 million
2011	1.0 million

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	Three Months Ended
	March 31,
	2007	2006

Expected life (in years)	6.4	6.4
Risk-free interest rate	4.39%	4.31%
Volatility	40.0%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$9.50	$9.22

Expected life – The expected life represents the period that the Company’s stock-based awards are expected to be outstanding. Due to the limited information available regarding historical exercise experience, the Company has elected to use the simplified expected term method as permitted by SEC Staff Accounting Bulletin No. 107 (“SAB 107”).

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

Estimated forfeitures – When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of its historical forfeitures. For 2007 employee option grants, a forfeiture rate of 4.8% was used for valuing employee option grants.

SFAS 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. The Company has included $0.2 million and $1.8 million of excess tax benefits in its cash flows from financing activities for the three months ended March 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return and requires that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, transition and disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recorded a $0.4 million increase in the liability for unrecognized tax benefits, an increase in deferred tax assets of $0.1 million and a decrease of $0.3 million in the January 1, 2007 retained earnings balance.  See Note 9 for further discussion.

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

On January 1, 2003, in connection with a business acquisition, the Company issued 100,000 shares of its common stock. The Company granted a put option on those shares with a single exercise date of January 1, 2007 at a price of $7.50 per share and obtained a call option on those shares with a single exercise date of January 1, 2007 at a price of $11.25 per share.  The Company exercised the call option in 2007 for $1.1 million and retired the shares. These shares were reflected as Redeemable Common Stock in the consolidated balance sheet as of December 31, 2006.

On December 15, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. Each Stockholder of record at the close of business on January 3, 2006 received an additional share of common stock for every outstanding share held. The payment date was January 13, 2006, and the common stock began trading on a split-adjusted basis on January 17, 2006.  All per share amounts and the number of shares for all periods have been retroactively adjusted to reflect the stock split.

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

A summary of transactions in the Company’s stock-based compensation plans for the three months ended March 31, 2007 is as follows:

	Options		Weighted
	Available	Number of	Average
	for	Shares	Exercise
	Grant	Outstanding	Price

Balance, December 31, 2006	3,925,164	6,988,290	$8.14

Granted	(482,500)	482,500	20.12
Exercised	—	(29,470)	6.85
Cancelled	16,820	(16,820)	16.60

Balance, March 31, 2007	3,459,484	7,424,500	$8.90

The following table summarizes information about outstanding and exercisable stock options at March 31, 2007:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Yrs)	Price	Shares	Life (Yrs)	Price

$1.50	245,900	3.8	$1.50	245,900	3.8	$1.50
4.00 -5.00	1,390,040	5.1	4.25	1,196,180	5.0	4.24
6.25 -7.50	2,149,500	3.8	6.94	1,985,000	3.6	6.97
7.92 -9.44	2,455,540	7.4	8.86	2,167,353	7.3	8.87
15.13 - 17.28	123,000	8.5	15.18	120,900	8.5	15.18
18.68 - 22.60	1,060,520	9.3	20.05	99,590	8.8	19.61

	7,424,500	6.1	$8.90	5,814,923	5.5	$7.27

At March 31, 2007, a total of 7,357,584 options with an average exercise price of $8.83 and a weighted average remaining contractual life of 6.1 years were expected to vest. The total grant-date fair value of options that vested during the three months ended March 31, 2007 was approximately $0.8 million.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at March 31, 2007 is $96.2 million, $95.9 million and $84.8 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $21.86 on March 30, 2007, which value would have been realized by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of the Company’s common stock. The total intrinsic value of stock options exercised was $0.4 million during the three months ended March 31, 2007. There were 318,214 stock options exercised during the three months ended March 31, 2006 with an intrinsic value of $5.0 million.

Note 5.  Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Revolving credit facility	$103,000	$86,000
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	14,038	14,447
	117,038	100,447
Less current maturities	(10,376)	(8,485)

	$106,662	$91,962

On February 17, 2004, the Company entered into a new unsecured revolving credit facility that originally was scheduled to mature in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new revolving credit facility initially had a maximum availability of $75.0 million, which was amended to $100.0 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135.0 million, extend the maturity date to June 1, 2010 and modify certain other terms. On April 25, 2007, the agreement was amended again to increase the maximum availability to $205.0 million, to provide, with the consent of participating banks, for a further increase in the maximum availability to $305.0 million, to extend the maturity date to April 25, 2012 and to modify certain other terms.  In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends; restrictions on the payment of other dividends, and on purchases, redemptions and acquisitions of the Company’s stock; limitations on additional indebtedness; certain limitations on acquisitions, mergers and consolidations; and the maintenance of certain financial ratios.  The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (“IBOR”) plus an additional percentage ranging from .875% to 1.625%, on the other hand, at the Company’s option. The percentage added to IBOR is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout the first three months of 2007 and all of 2006. The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at March 31, 2007 and December 31, 2006 was 6.48% and 6.52%, respectively. Borrowings under the credit facility totaled $103.0 million and $86.0 million at March 31, 2007 and December 31, 2006, respectively, and are classified as long-term obligations.

During the three months ended March 31, 2007, as part of the consideration for business acquisitions completed during the quarter, the Company issued promissory notes totaling approximately $0.8 million. The notes bear interest at annual rates of 4.5 % to 5.5%, and interest is payable at maturity.

Note 6.  Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at March 31, 2007 are as follows (in thousands):

Nine months ended December 31, 2007	$15,895
Years ended December 31:
2008	18,692
2009	14,281
2010	10,471
2011	6,214
2012	3,217
Thereafter	8,797

$77,567

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

Note 7.  Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006

Net income	$15,794	$12,084

Denominator for basic earnings per share- Weighted-average shares outstanding	53,316	52,062
Effect of dilutive securities:
Stock options	2,686	3,088
Warrants	—	317
Denominator for diluted earnings per share- Adjusted weighted-average shares outstanding	56,002	55,467

Earnings per share, basic	$0.30	$0.23

Earnings per share, diluted	$0.28	$0.22

The following chart sets forth the number of employee stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2007	2006
Antidilutive securities:
Stock options	1,061	485

Note 8.  Business Combinations

During the three month period ended March 31, 2007, the Company acquired a 100% equity interest in each of four businesses (two in the recycled OEM automotive parts business, one in the aftermarket automotive parts business and, on January 1, 2007, Northern Light Refinishing, Inc., a business that refurbishes and distributes head and tail light assemblies) for an aggregate of $14.5 million in cash and $0.8 million in notes issued. The acquisitions enabled the Company to serve new market areas and become a provider of refurbished headlight assemblies.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with acquisitions made subsequent to March 31, 2006, the purchase price allocations are preliminary as the Company is in the process of determining the following: 1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of the inventories acquired; and 3) the final estimation of the tax basis of the entities acquired. During the quarter ended March 31, 2007, the Company made adjustments to the preliminary purchase allocations to finalize the inventory valuations and the estimated tax basis for certain of the businesses acquired in 2006. These adjustments decreased goodwill related to these 2006 acquisitions by $0.1 million.

The purchase price allocations for acquisitions completed and adjustments made to preliminary purchase price allocations during the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Receivables, net	$247	$4,624
Inventory	3,747	6,857
Prepaid expenses	14	298
Property and equipment	1,029	3,763
Goodwill	10,670	21,268
Other assets	3	44
Current liabilities assumed	(466)	(4,216)
Long-term obligations assumed	—	(470)
Purchase price payable in subsequent period	(20)	—
Notes issued	(750)	(3,100)
Payment of prior year purchase price payable	100	—

Cash used in acquisitions, net of cash acquired	$14,574	$29,068

The following pro forma summary presents the effect of the businesses acquired during 2007 and 2006 as though the businesses had been acquired as of January 1, 2006 and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Revenue as reported	$235,318	$192,139
Revenue of purchased businesses for the period prior to acquisition	2,164	23,196
Pro forma revenue	$237,482	$215,335

Net income as reported	$15,794	$12,084
Net income of purchased businesses for the period prior to acquisition	161	1,112
Pro forma net income	$15,955	$13,196

Earnings per share-basic
As reported	$0.30	$0.23
Effect of purchased businesses for the period prior to acquisition	0.00	0.02
Pro forma earnings per share-basic	$0.30	$0.25

Earnings per share-diluted
As reported	$0.28	$0.22
Effect of purchased businesses for the period prior to acquisition	0.00	0.02
Pro forma earnings per share-diluted	$0.28	$0.24

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

The Company recorded goodwill of $10.7 million and $21.3 million during the three month periods ended March 31, 2007 and 2006, respectively, of which $10.7 million and $19.6 million is expected to be deductible for income tax purposes, respectively.

Note  9.  Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recorded a $0.4 million increase in the liability for unrecognized tax benefits, an increase in deferred tax assets of $0.1 million and a decrease in the January 1, 2007 retained earnings balance of $0.3 million.  The amount of unrecognized tax benefits at January 1, 2007 was $3.3 million, of which $2.4 million would, if recognized, decrease our effective tax rate. Effective January 1, 2007, the Company has elected to recognize interest expense and penalties accrued related to unrecognized tax benefits in Provision for income taxes.

The Internal Revenue Service (“IRS”) has completed its examinations of the 2002 and 2003 federal tax returns of the Company.  State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.  The Company has various state income tax returns in the process of examination.

Note 10.  Subsequent Events

In April 2007, a new income tax law was enacted (retroactive to January 1, 2007) in a state jurisdiction in which the Company operates.  As a result of this new tax law, the Company expects to reduce certain deferred tax assets and net income by approximately $0.6 million in the second quarter of 2007, coinciding with the tax law enactment date.

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

In the first quarter of 2007, we acquired four businesses (two in the recycled OEM automotive parts business, one that refurbishes head lamps and tail lamps and one in the aftermarket parts business). In April 2007, we also acquired a business in the recycled OEM parts business. These business acquisitions enabled us to expand our presence in existing markets, serve new market areas and expand our product line offering.

Sources of Revenue

Since 2004, our revenue from the sale of light vehicle replacement products and related services has ranged between 81% and 92% of our total revenue. We sell the majority of our light vehicle replacement products to collision repair shops and mechanical repair shops. Our light vehicle replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket and refurbished products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2004, approximately 8% to 19% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, sales of aluminum ingots and sows, and sales of damaged vehicles that we sell to vehicle repairers. Our revenue from other sources has increased since 2004 primarily due to our obtaining an aluminum smelter through a business acquisition in 2006, to higher scrap sales from our self-service retail and wheel operations, and to higher bulk sales of certain products.

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

Cost of Goods Sold

Our cost of goods sold for recycled OEM products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. We are facing increasing competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers, and others. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2004, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 9% to 10% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors located primarily overseas, with the majority of our overseas vendors located in Taiwan. Our cost of goods sold for refurbished wheels and lights includes the price we pay for cores, freight, and costs to refurbish the wheels or lights, including overhead and depreciation costs.

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

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during the first three months of 2007 was as follows (in thousands):

Balance as of January 1, 2007	$410
Warranty expense	804
Warranty claims	(774)
Balance as of March 31, 2007	$440

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

Aftermarket and Refurbished Product Inventory.   Aftermarket and refurbished product inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign sources, import fees and duties and transportation insurance are also included. Our refurbished product inventory cost is based on the average price we pay for cores, and includes expenses incurred for freight, buying and refurbishing overhead.

For all inventory, our carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at March 31, 2007 was approximately $2.5 million, which represents 4.2% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2006 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million. For our light vehicle replacement parts operations, our exposure to uncollectible accounts receivable is limited because the majority of our sales are to a large number of small customers that are generally geographically dispersed. We also have certain customers in our light vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through credit approvals, credit limits, and monitoring policies.

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

We utilize outside professionals in the valuation industry to validate our assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of March 31, 2007, we had $256.9 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2006. A 10% decrease in the fair value estimates used in the fourth quarter of 2006 impairment test would not have changed this determination.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability, and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in the period such higher claims are recognized. If we were to incur claims up to our aggregate stop-loss insurance coverage during the open policy years, we would have an additional expense of approximately $13.0 million.

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

Accounting for Income Taxes

All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based upon the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. We operate in multiple tax jurisdictions with different tax rates, and we determine the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although we have recorded all uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes” and its related interpretation, these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include contingencies.

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.9 million at both March 31, 2007 and December 31, 2006, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. See “Recently Issued Accounting Pronouncements” below and “Note 9. Income Taxes” in Part I, Item 1 of this Form 10-Q for further discussion.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize the cost over the vesting period, and was effective for us on January 1, 2006. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC staff position concerning the application of SFAS 123R, including interpretive guidance. We implemented the provisions of SFAS 123R and SAB 107 in the first quarter of 2006 using the modified prospective method, pursuant to which prior periods were not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R.  Compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of our registration statement for our initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” net of estimated forfeitures. We have elected to recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award.

For valuing our stock option awards under SFAS 123R, several key factors and assumptions are required for use in the valuation models currently utilized. We have been in existence since early 1998 and have been a public company since October 2003. As a result, we do not have the historical data necessary to consider using a lattice valuation model at this time. We have therefore elected to use the Black-Scholes valuation model, using the guidance in SAB 107 for determining our expected term and volatility assumptions. For expected term, we have what SAB 107 defines as “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the limited time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on historical forfeiture rates both pre-IPO and since we have been a public company. SFAS 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on zero-coupon U.S. government issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key assumptions used in determining the fair value of stock options granted in January 2007 were: expected term of 6.4 years; risk-free interest rate of 4.39%; dividend yield of 0%; forfeiture rate of 4.8%; and volatility of 40%.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FIN 48. FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. FIN 48 further provides that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, transition and disclosure. FIN 48 was effective for our fiscal year beginning January 1, 2007.  FIN 48 was adopted in the first quarter of 2007 and resulted in an increase in the liabilities for unrecognized tax benefits of $0.4 million, an increase in our deferred tax assets of $0.1 million, and a decrease in our beginning retained earnings of $0.3 million.

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

Segment Reporting

Over 99% of our operations are conducted in the U.S. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. Revenue generated and properties located outside of the U.S. are not material. We manage our operations geographically. Our light vehicle replacement products operations are organized into ten operating segments, eight for recycled OEM products, one for aftermarket products and one for refurbished products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our light vehicle replacement products operations account for over 90% of our revenue, earnings, and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Statement of Income Data:
Revenue	100.0%	100.0%
Cost of goods sold	54.5%	54.0%
Gross margin	45.5%	46.0%
Facility and warehouse expenses	10.9%	10.7%
Distribution expenses	9.4%	10.4%
Selling, general and administrative expenses	12.2%	13.0%
Depreciation and amortization	1.4%	1.4%
Operating income	11.6%	10.6%
Other expense, net	0.5%	0.1%
Income before provision for income taxes	11.1%	10.5%
Net income	6.7%	6.3%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue.   Our revenue increased 22.5% to $235.3 million for the three month period ended March 31, 2007, from $192.1 million for the comparable period of 2006. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions. Organic revenue growth was approximately 9.8% in 2007. We continued to expand our services to the insured repair industry and added local delivery routes that helped us to increase our market penetration. We have also continued to integrate the sale and distribution of our aftermarket, wheel and reconditioned light product offerings with recycled parts in more locations in order to provide a wider selection of products to our customers. Business acquisitions completed in 2007 and the full year impact of our 2006 acquisitions accounted for approximately $24.3 million of incremental revenue for the quarter.

Cost of Goods Sold.   Our cost of goods sold increased 23.6% to $128.2 million in the three month period ended March 31, 2007, from $103.7 million in the comparable period of 2006. As a percentage of revenue, cost of goods sold increased from 54.0% to 54.5%. The increase in cost of goods sold was primarily due to increased volume of products sold. The 0.5% increase in cost of goods sold as a percentage of revenue was due to having an aluminum smelter for three months in 2007 compared to two months in the first quarter of 2006. For the first quarter of 2007, the smelter’s cost of sales was 93.4% on its $10.4 million of revenue.

Gross Margin.   Our gross margin increased 21.1% to $107.1 million in the three month period ended March 31, 2007, from $88.4 million in the comparable period of 2006. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 46.0% to 45.5%. Our gross margin as a percentage of revenue decreased due primarily to the factor noted above in Cost of Goods Sold.

Facility and Warehouse Expenses.   Facility and warehouse expenses increased 25.0% to $25.6 million in the three month period ended March 31, 2007, from $20.5 million in the comparable period of 2006. As a percentage of revenue, facility and warehouse expenses increased from 10.7% to 10.9%. Our acquisitions accounted for $3.5 million of the increase. Our remaining facility and warehouse expenses increased primarily due to $0.7 million in higher wages and fringe benefits resulting from increased headcount and stock option expenses for field personnel and $0.4 million related to higher insurance reserves and legal claims experience.

Distribution Expenses.   Distribution expenses increased 11.3% to $22.2 million in the three month period ended March 31, 2007, from $19.9 million in the comparable period of 2006. Our acquisitions accounted for $1.2 million of the increase. Our remaining distribution expenses increased due to higher wages primarily from an increase in the number of employees, higher fuel costs, truck rentals and repairs, third party freight, delivery supplies, and contracted salvage transfer services. As a percentage of revenue, our distribution expenses decreased from 10.4% to 9.4%.We have continued to integrate the sale and distribution of our aftermarket, wheel and reconditioned light product offerings with recycled parts in more locations.

Selling, General, and Administrative Expenses.   Selling, general, and administrative expenses increased 15.3% to $28.7 million in the three month period ended March 31, 2007, from $24.9 million in the comparable period of 2006. Our acquisitions accounted for $2.3 million of the increase. The majority of the remaining expense increase was a result of an increase in labor and labor-related expenses of $1.1 million due primarily to higher sales commission expenses and increased headcount and higher expenses relating to stock options. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. As a percentage of revenue our selling, general, and administrative expenses decreased from 13.0% to 12.2%.

Depreciation and Amortization.   Depreciation and amortization (including that reported in cost of goods sold above) increased 26.2% to $3.5 million in the three month period ended March 31, 2007, from $2.7 million in the comparable period of 2006. Our acquisitions accounted for $0.3 million of the increase in depreciation and amortization.

Operating Income.   Operating income increased 34.0% to $27.3 million in the three month period ended March 31, 2007 from $20.3 million in the comparable period of 2006. As a percentage of revenue, operating income increased from 10.6% to 11.6%.

Other (Income) Expense.  Total other expense, net increased 692.0% to $1.1 million for the three month period ended March 31, 2007, from $0.1 million for the comparable period of 2006.  As a percentage of revenue, net other expense increased from 0.1% to 0.5%. Net interest expense increased 83.8% to $1.7 million for the three month period ended March 31, 2007, from $0.9 million for the comparable period of 2006.  Our average bank borrowings were approximately $40.2 million higher at March 31, 2007 as compared to March 31, 2006, due primarily to acquisitions.  In addition, our average effective interest rate on our bank debt also increased in 2007.  Other income decreased $0.2 million, to $0.6 million in the three month period ended March 31, 2007, from $0.8 million for the comparable period of 2006. Included in other income in the three month period ended March 31, 2007 is approximately $0.6 million of proceeds recognized from a corporate owned life insurance policy. We also had higher insurance reserves of $0.3 million in Facilities and warehouse expense related to this life insurance income. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. Included in other income in the comparable period of 2006 is a gain of $0.7 million on the sale of equity securities.

Provision for Income Taxes.   The provision for income taxes increased 27.8% to $10.4 million in the three month period ended March 31, 2007, from $8.1 million in the comparable period of 2006, due primarily to improved operating results. Our effective tax rate was 39.7% in 2007 and 40.2% in 2006. The decrease in our effective income tax rate in 2007 was due primarily to the recognition of nontaxable life insurance proceeds of approximately $0.6 million. In April 2007, a new income tax law was enacted (retroactive to January 1, 2007) in a state jurisdiction in which we operate. We expect to reduce certain deferred tax assets and net income by approximately $0.6 million in the second quarter of 2007 as a result of this new law.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At March 31, 2007, we had cash and equivalents amounting to $5.9 million, and we had $103.0 million outstanding under our unsecured bank credit facility. We generated $10.4 million in cash flow from operating activities in the three month period ended March 31, 2007 and, based on our current plans, we expect to generate positive cash flow from operating activities in excess of $55.0 million for all of 2007. We believe that cash flow from operating activities and availability under our unsecured bank credit facility will be adequate to fund our short term liquidity needs. On April 25, 2007, our bank credit facility was amended to increase the maximum availability to $205.0 million and extend the maturity to April 25, 2012. Also, under an accordion option feature in our bank agreement, we can increase the total credit facility to $305 million, subject to the approval of the participating banks. In addition, with a senior debt to EBITDA ratio of approximately 1.2 at March 31, 2007, we believe we would be able to further increase our debt capacity if needed.

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

Wheel cores acquired from third parties are normally paid on standard payment terms. We acquired approximately 31,800 and 32,200 wholesale salvage vehicles in the three month periods ended March 31, 2007 and 2006, respectively. In addition, we acquired approximately 44,500 and 24,300 salvage vehicles for our self-service retail operations in the three month periods ended March 31, 2007 and 2006, respectively. Our purchases of aftermarket parts and wheels totaled approximately $27.7 million and $24.5 million in the three month periods ended March 31, 2007 and 2006, respectively.

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

Net cash provided by operating activities totaled $10.4 million for the three month period ended March 31, 2007, compared to $4.1 million for the same period of 2006. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash, net of purchase transactions, included increases in receivables and inventory, partially offset by increases in income taxes payable and other operating assets and liabilities. Receivables and inventory increased due primarily to our higher sales volumes. Income taxes payable increased primarily due to higher levels of taxable income.

Net cash used in investing activities totaled $23.7 million for the three month period ended March 31, 2007, compared to $40.2 million for the same period of 2006. We invested $14.6 million of cash in four acquisitions in 2007 compared to $29.1 million for four acquisitions in the comparable period of 2006. Net property and equipment and other long term asset purchases increased $0.5 million in 2007. We repaid an escrow liability of $2.6 million in the three month period ended March 31, 2006 related to a 2004 business acquisition.

Net cash provided by financing activities totaled $15.1 million for the three month period ended March 31, 2007, compared to $36.5 million for the same period of 2006. Exercises of stock options and warrants provided $0.2 million and $2.3 million, in the three month periods ended March 31, 2007 and 2006, respectively. We borrowed $17.0 million and $33.0 million respectively, under our bank credit facility in the three month periods ended March 31, 2007 and 2006, primarily to fund acquisitions, while we repaid $1.2 million and $0.7 million of long-term debt obligations in those same periods. The excess tax benefit from share-based payment arrangements provided $0.2 million and $1.8 million of cash in the three month periods ended March 31, 2007 and 2006, respectively. During the three month period ended March 31, 2007, we repurchased and retired 100,000 shares of redeemable common stock for $1.1 million pursuant to a call option that was issued in connection with a 2003 business acquisition.

On February 17, 2004, we entered into a new unsecured revolving credit facility that was originally scheduled to mature in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. The new credit facility initially had a maximum availability of $75.0 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, extend the maturity date to June 1, 2010, and modify certain other terms. On April 25, 2007, the agreement was amended again to increase the maximum availability to $205.0 million, to provide, with the consent of the participating banks, for a further increase in the maximum availability to $305.0 million, to extend the maturity to April 25, 2012, and to modify certain other terms. In order to make any borrowing under the credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio, which cannot exceed 3.00 to 1.00. The credit facility contains customary covenants, including, among other things, limitations on payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions, and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers, and consolidations, and the maintenance of certain financial ratios. We were in compliance with all covenants throughout the first three months of 2007 and all of 2006. The interest rate on advances under the credit facility may be, at our option, either the bank prime lending rate, on the one hand, or the Interbank Offering Rate (IBOR) plus an additional percentage ranging from .875% to 1.625%, on the other hand. The percentage added to IBOR is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

We may in the future borrow additional amounts under our credit facility or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire businesses and redistribution facilities; to further the integration of our aftermarket, wheel and light refurbishing and recycled OEM product facilities; to expand and improve existing facilities; to purchase property, equipment, and inventory; and for working capital.

During the three months ended March 31, 2007, as part of the consideration for business acquisitions completed during the quarter, we issued promissory notes totaling approximately $0.8 million. The notes bear interest at annual rates of 4.5 % to 5.5%, and interest is payable at maturity.

We estimate that our capital expenditures for full year 2007 will be approximately $45.0 million to $50.0 million, excluding business acquisitions.

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

Item 4. Controls and Procedures

As of March 31, 2007, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2006 for information concerning other risks and uncertainties that could negatively impact us.

Fluctuations in the prices of scrap metals could adversely affect our financial results.

Our wholesale recycled OEM operations generate scrap metal that we sell. Since 2004, we have operated self-service retail recycled OEM operations, and we have increased our participation in this business over the last three years. The self-service retail recycled OEM business generates a larger percentage of its revenue from sales of scrap metal than our wholesale business. As a result, the percentage of our total revenue from sales of scrap metal has increased over this time period. The prices of scrap metal have historically fluctuated due to market factors, sometimes significantly. To the extent the prices of scrap metal decrease materially, our revenue from such sales will suffer. The cost of our self-service inventory purchases may also decrease as a result of falling scrap metal prices, but there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal prices and there may be a delay between the scrap metal price reductions and any inventory cost reductions.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2007.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)