Form 10-Q
period 2007-06-30
LKQ CORP
filed 2007-08-06
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

Yes  ☐  No  ☒

At August 1, 2007, the registrant had issued and outstanding an aggregate of 53,695,604 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
Assets

Current Assets:
Cash and equivalents	$8,854	$4,031
Receivables, net	54,143	49,254
Inventory	156,557	124,541
Deferred income taxes	3,172	2,619
Prepaid expenses	3,670	3,369

Total Current Assets	226,396	183,814

Property and Equipment, net	140,557	127,084
Intangibles	263,573	246,300
Other Assets	15,543	7,157

Total Assets	$646,069	$564,355

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$17,714	$19,242
Accrued expenses	30,805	29,504
Income taxes payable	3,416	304
Deferred revenue	4,391	3,859
Current portion of long-term obligations	9,802	8,485

Total Current Liabilities	66,128	61,394

Long-Term Obligations, Excluding Current Portion	128,905	91,962
Deferred Income Tax Liability	4,959	1,848
Other Noncurrent Liabilities	8,787	7,332

Redeemable Common Stock, $0.01 par value, 100,000 shares issued at December 31, 2006	—	617

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 53,631,660 and 53,299,827 shares issued at June 30, 2007 and December 31, 2006, respectively.	536	533
Additional paid-in capital	328,597	323,189
Retained earnings	105,948	76,422
Accumulated other comprehensive income	2,209	1,058

Total Stockholders’ Equity	437,290	401,202

Total Liabilities and Stockholders’ Equity	$646,069	$564,355

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

( In thousands, except per share data )

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$233,278	$195,037	$468,596	$387,176

Cost of goods sold	128,195	106,921	256,417	210,649

Gross margin	105,083	88,116	212,179	176,527

Facility and warehouse expenses	24,634	20,086	50,244	40,580

Distribution expenses	22,213	19,808	44,388	39,734

Selling, general and administrative expenses	28,130	24,731	56,862	49,641

Depreciation and amortization	3,464	2,893	6,781	5,629

Operating income	26,642	20,598	53,904	40,943

Other (income) expense:
Interest expense, net	2,093	1,347	3,826	2,290
Other (income) expense, net	(27)	(127)	(675)	(933)

Total other expense	2,066	1,220	3,151	1,357

Income before provision for income taxes	24,576	19,378	50,753	39,586

Provision for income taxes	10,560	7,716	20,943	15,840

Net income	$14,016	$11,662	$29,810	$23,746

Net income per share:
Basic	$0.26	$0.22	$0.56	$0.45

Diluted	$0.25	$0.21	$0.53	$0.43

Weighted average common shares outstanding:
Basic	53,523	52,802	53,420	52,434

Diluted	56,247	55,706	56,123	55,595

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

( In thousands )

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,810	$23,746
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,056	5,629
Stock-based compensation expense	1,760	1,131
Deferred income taxes	1,985	559
Excess tax benefit from exercise of stock options	(2,171)	(3,861)
Gain on sale of investment securities	—	(719)
Other adjustments	(48)	7
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(4,173)	(1,518)
Inventory	(27,350)	(15,365)
Income taxes payable	4,917	3,705
Other operating assets and liabilities	1,653	(253)

Net cash provided by operating activities	13,439	13,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(18,106)	(16,427)
Purchases of investment securities	(5,885)	—
Proceeds from sale of investment securities	—	849
Repayment of escrow	—	(2,561)
Decrease in restricted cash in escrow	—	450
Cash used in acquisitions	(24,239)	(56,254)

Net cash used in investing activities	(48,230)	(73,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants	1,988	4,063
Excess tax benefit from exercise of stock options	2,171	3,861
Repurchase and retirement of redeemable common stock	(1,125)	—
Debt issuance costs	(193)	—
Net borrowings of long-term debt	36,773	53,992

Net cash provided by financing activities	39,614	61,916

Net increase in cash and equivalents	4,823	1,034

Cash and equivalents, beginning of period	4,031	3,173

Cash and equivalents, end of period	$8,854	$4,207

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$1,449	$6,000
Cash paid for income taxes, net of refunds	14,041	11,554
Cash paid for interest	3,651	1,204

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

( In thousands )

					Accumulated
	Common Stock		Additional		Other	Total
	Shares		Paid-In	Retained	Comprehensive	Stockholders’
	Issued	Amount	Capital	Earnings	Income	Equity

BALANCE, December 31, 2006	53,300	$533	$323,189	$76,422	$1,058	$401,202

Net income	—	—	—	29,810	—	29,810

Unrealized gain on investment in equity securities, net of tax	—	—	—	—	1,145	1,145

Foreign currency translation	—	—	—	—	6	6

Total comprehensive income	—	—	—	—	—	30,961

Adjustment for adoption of FASB Interpretation No. (FIN) 48	—	—	—	(284)	—	(284)

Stock issued as director compensation	2	—	48	—	—	48

Stock-based compensation expense	—	—	1,712	—	—	1,712

Purchase and retirement of redeemable common stock	—	—	(508)	—	—	(508)

Exercise of stock options, including related tax benefits of $2,171	330	3	4,156	—	—	4,159

BALANCE, June 30, 2007	53,632	$536	$328,597	$105,948	$2,209	$437,290

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

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

Note 2.  Significant Accounting Policies

Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $2.7 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively.

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2007	2006

Salvage products	$99,847	$77,807
Aftermarket and refurbished products	51,040	40,451
Core facilities inventory	5,670	6,283

	$156,557	$124,541

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete. The change in the carrying amount of goodwill during the six months ended June 30, 2007 is as follows (in thousands):

Balance as of December 31, 2006	$246,232
Adjustment of previously recorded goodwill	10
Business acquisitions	17,273

Balance as of June 30, 2007	$263,515

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

Depreciation Expense

Depreciation expense associated with refurbishing and smelting operations is included in Cost of Goods Sold.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requiring it to recognize expense related to the fair value of its share-based compensation awards (see Note 4). The Company elected to use the modified prospective transition method, pursuant to which prior periods were not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of the registration statement regarding the Company’s initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” net of estimated forfeitures.  When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as an analysis of its historical option forfeitures. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of goods sold	$3	$3	$6	$6
Facility and warehouse expenses	230	156	468	288
Selling, general and administrative expenses	330	211	1,238	801

	$563	$370	$1,712	$1,095

The Company has not capitalized any stock-based compensation cost during the six months ended June 30, 2007 and 2006.  As of June 30, 2007, a total of $8.4 million in unrecognized compensation expense related to outstanding stock options is expected to be recognized as follows:

Remainder of	2007	$1.2 million
	2008	2.3 million
	2009	2.1 million
	2010	1.8 million
	2011	1.0 million

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	Six Months Ended
	June 30,
	2007	2006

Expected life (in years)	6.4	6.4
Risk-free interest rate	4.40%	4.33%
Volatility	40.0%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$9.53	$9.18

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

Estimated forfeitures – When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as an analysis of its historical forfeitures. For 2007 employee option grants, a forfeiture rate of 4.8% was used for valuing employee option grants.

SFAS 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. The Company has included $2.2 million and $3.9 million of excess tax benefits in its cash flows from financing activities for the six months ended June 30, 2007 and 2006, respectively.

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

A summary of transactions in the Company’s stock-based compensation plans for the six months ended June 30, 2007 is as follows:

	Options		Weighted
	Available	Number of	Average
	for	Shares	Exercise
	Grant	Outstanding	Price

Balance, December 31, 2006	3,925,164	6,988,290	$8.14

Granted	(488,500)	488,500	20.17
Exercised	—	(329,782)	6.03
Cancelled	17,820	(17,820)	16.79

Balance, June 30, 2007	3,454,484	7,129,188	$9.04

The following table summarizes information about outstanding and exercisable stock options at June 30, 2007:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Yrs)	Price	Shares	Life (Yrs)	Price

$1.50	228,100	3.6	$1.50	228,100	3.6	$1.50
4.00 -5.00	1,322,300	4.8	4.25	1,128,440	4.7	4.24
6.25 -7.50	1,953,000	3.8	6.97	1,827,750	3.6	7.00
7.92 -9.44	2,437,948	7.1	8.86	2,172,417	7.1	8.87
15.13 - 17.28	123,000	8.2	15.18	120,900	8.2	15.18
18.68 - 24.23	1,064,840	9.1	20.08	219,910	8.9	20.65

	7,129,188	6.0	$9.04	5,697,517	5.5	$7.64

At June 30, 2007, a total of 7,084,473 options with an average exercise price of $9.00 and a weighted average remaining contractual life of 6.0 years were expected to vest in the future. The total grant-date fair value of options that vested during the six months ended June 30, 2007 was approximately $2.2 million.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at June 30, 2007 is $111.4 million, $111.0 million and $97.0 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $24.66 on June 29, 2007, which value would have been realized by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of the Company’s common stock. The total intrinsic value of stock options exercised was $5.8 million during the six months ended June 30, 2007. There were 634,029 stock options exercised during the six months ended June 30, 2006 with an intrinsic value of $10.1 million.

Note 5.  Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Revolving credit facility	$126,192	$86,000
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	12,515	14,447
	138,707	100,447
Less current maturities	(9,802)	(8,485)

	$128,905	$91,962

On April 25, 2007, our unsecured bank credit agreement was amended to increase the maximum availability to $205.0 million, to provide, with the consent of the participating banks, for a further increase in the maximum availability to $305.0 million, to extend the maturity to April 25, 2012, and to modify certain other terms. On May 30, 2007, the agreement was further amended and restated to enable the Company, among other things, to borrow funds in either U.S. or Canadian dollars.  In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends; restrictions on the payment of other dividends, and on purchases, redemptions and acquisitions of the Company’s stock; limitations on additional indebtedness; certain limitations on acquisitions, mergers and consolidations; and the maintenance of certain financial ratios.  The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or, for loans denominated in U.S. dollars, the Interbank Offering Rate (“IBOR”) and for loans denominated in Canadian dollars, the Eurodollar Rate (“Eurodollar”), plus an additional percentage ranging from ..875% to 1.625%, on the other hand, at the Company’s option. The percentage added to IBOR or Eurodollar is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout the first six months of 2007 and all of 2006. The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at June 30, 2007 and December 31, 2006 was 6.44% and 6.52%, respectively. Borrowings under the credit facility totaled $126.2 million and $86.0 million at June 30, 2007 and December 31, 2006, respectively, and are classified as long-term obligations.

During the six months ended June 30, 2007, as part of the consideration for business acquisitions completed during the period, the Company issued promissory notes totaling approximately $1.4 million. The notes bear interest at annual rates of 4.25 % to 5.5%, and interest is payable at maturity.

Note 6.  Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at June 30, 2007 are as follows (in thousands):

Six months ended December 31, 2007	$10,291
Years ended December 31:
2008	18,983
2009	14,465
2010	10,488
2011	6,166
2012	3,337
Thereafter	9,597

$73,327

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

Note 7.  Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$14,016	$11,662	$29,810	$23,746

Denominator for basic earnings per share-Weighted-average shares outstanding	53,523	52,802	53,420	52,434
Effect of dilutive securities:
Stock options	2,724	2,904	2,703	3,161
Denominator for diluted earnings per share-Adjusted weighted-average shares outstanding	56,247	55,706	56,123	55,595

Earnings per share, basic	$0.26	$0.22	$0.56	$0.45

Earnings per share, diluted	$0.25	$0.21	$0.53	$0.43

The following chart sets forth the number of employee stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Antidilutive securities:
Stock options	945	491	1,065	491

Note 8.  Business Combinations

During the six month period ended June 30, 2007, the Company acquired a 100% equity interest in each of seven businesses (four in the recycled OEM products business, two in the aftermarket products business and, one that refurbishes and distributes head lamps and tail lamps) for an aggregate of $22.3 million in cash and $1.4 million in notes issued. The acquisitions enabled the Company to serve new market areas and become a provider of refurbished head lamps and tail lamps.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with acquisitions made subsequent to June 30, 2006, the purchase price allocations are preliminary as the Company is in the process of determining the following: 1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of the inventories acquired; and 3) the final estimation of the tax basis of the entities acquired. During the six months ended June 30, 2007, the Company made adjustments to the preliminary purchase allocations to finalize the inventory valuations and the estimated tax basis for certain of the businesses acquired in 2006 and made payments for additional consideration earned based upon the achievement of certain financial results in 2007 for a business acquired in 2005. These adjustments increased goodwill related to these 2005 and 2006 acquisitions by approximately $10,000.

The purchase price allocations for acquisitions completed and adjustments made to preliminary purchase price allocations during the six months ended June 30, 2007 and 2006 are as follows (in thousands):

	2007	2006

Receivables, net	$716	$5,515
Inventory	4,666	11,119
Prepaid expenses	47	388
Property and equipment	2,365	5,197
Goodwill	17,282	47,966
Other assets	(3)	48
Current liabilities assumed	(1,113)	(6,947)
Long-term obligations assumed	(38)	(470)
Purchase price payable in subsequent period	(190)	(562)
Notes issued	(1,449)	(6,000)
Payment of prior year purchase price payable	1,956	—

Cash used in acquisitions, net of cash acquired	$24,239	$56,254

The following pro forma summary presents the effect of the businesses acquired during 2007 and 2006 as though the businesses had been acquired as of January 1, 2006 and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue as reported	$233,278	$195,037	$468,596	$387,176
Revenue of purchased businesses for the period prior to acquisition	1,434	17,866	6,191	44,331
Pro forma revenue	$234,712	$212,903	$474,787	$431,507

Net income as reported	$14,016	$11,662	$29,810	$23,746
Net income of purchased businesses for the period prior to acquisition	—	842	158	1,983
Pro forma net income	$14,016	$12,504	$29,968	$25,729

Earnings per share-basic
As reported	$0.26	$0.22	$0.56	$0.45
Effect of purchased businesses for the period prior to acquisition	0.00	0.02	0.00	0.04
Pro forma earnings per share-basic	$0.26	$0.24	$0.56	$0.49

Earnings per share-diluted
As reported	$0.25	$0.21	$0.53	$0.43
Effect of purchased businesses for the period prior to acquisition	0.00	0.01	0.00	0.03
Pro forma earnings per share-diluted	$0.25	$0.22	$0.53	$0.46

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

The Company recorded goodwill of $17.3 million and $48.0 million during the six month periods ended June 30, 2007 and 2006, respectively, of which $12.8 million and $46.5 million is expected to be deductible for U.S. income tax purposes, respectively.

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

In April 2007, a new income tax law was enacted (retroactive to January 1, 2007) in a state in which the Company operates.  As a result of this new tax law, the Company recorded a reduction of certain deferred tax assets and net income of approximately $0.6 million in the second quarter of 2007, coinciding with the tax law enactment date.

The Internal Revenue Service (“IRS”) has completed its examinations of the 2002 and 2003 federal tax returns of the Company.  State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.  The Company has various state income tax returns in the process of examination.

Note 10.  Subsequent Events

On July 16, 2007, the Company and LKQ Acquisition Company, a wholly-owned subsidiary of the Company (“Merger Sub”), entered into a definitive Agreement and Plan of Merger with Keystone Automotive Industries, Inc. (“Keystone”), a leading provider of aftermarket vehicle collision replacement parts, pursuant to which Merger Sub will be merged with and into Keystone, with Keystone being the surviving corporation and becoming a wholly-owned subsidiary of the Company. In connection with the merger, Keystone shareholders will be entitled to receive $48.00 in cash for each share of Keystone common stock owned by them. The merger, which is subject to necessary regulatory approvals, the approval of the shareholders of Keystone and other customary conditions, is currently expected to close in the fourth quarter of 2007.  This transaction will significantly expand the Company’s presence in the distribution of automotive replacement parts. Total cash consideration is expected to be approximately $811 million on a fully diluted basis.  The Company has received a $1.090 billion senior secured financing commitment from Deutsche Bank and Lehman Brothers, subject to customary conditions, to finance the transaction and to refinance existing debt.

During July, the company acquired a 100% equity interest in Pintendre Autos Inc., a recycled OEM automotive parts business located near Quebec City, Canada. The acquisition enables the Company to serve new market areas.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide replacement systems, components, and parts needed to repair light vehicles (cars and light trucks). Buyers of light vehicle replacement products have the option to purchase from primarily three sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; and recycled products originally produced by OEMs, which we refer to as recycled OEM products. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles in our wholesale operations to obtain a comprehensive range of vehicle products that we distribute into the light vehicle repair market. We are not involved in the manufacture of automotive products and do not maintain any manufacturing or remanufacturing operations.

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

In the first six months of 2007, we acquired seven businesses (four in the recycled OEM products business, one that refurbishes and distributes head lamps and tail lamps and two in the aftermarket products business).  In July 2007 we acquired a business in the recycled OEM products business in Quebec, Canada. These business acquisitions enabled us to expand our presence in existing markets, serve new market areas and expand our product line offering.

On July 16, 2007 we signed a definitive merger agreement to acquire Keystone Automotive Industries, Inc. (“Keystone”) for an aggregate purchase price before transaction costs of approximately $811 million. The merger is subject to approval by the shareholders of Keystone and other customary conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2007. This transaction will significantly expand our presence in the distribution of alternative automotive replacement parts.

We have received a $1.09 billion senior secured financing commitment from Deutsche Bank and Lehman Brothers,  subject to customary conditions, to finance the transaction and to refinance existing debt.

For the remainder of 2007, we expect to complete a few more recycling acquisitions, but we then plan to focus on integrating the Keystone merger once it closes.

Sources of Revenue

Since 2004, our revenue from the sale of light vehicle replacement products and related services has ranged between 80% and 92% of our total revenue, of which between 1% and 13% of our total revenue has come from our self service facilities. We sell the majority of our light vehicle replacement products to collision repair shops and mechanical repair shops. Our light vehicle replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket and refurbished products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2004, approximately 8% to 20% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, sales of aluminum ingots and sows, and sales of damaged vehicles that we sell to vehicle repairers. Our revenue from other sources has increased since 2004 primarily due to our obtaining an aluminum smelter through a business acquisition in 2006, to higher scrap sales from our self-service retail and wheel operations, and to higher bulk sales of certain products.

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

In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2004, the revenue from brokered products that we sell to our customers has ranged from 4% to 8% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during the first six months of 2007 was as follows (in thousands):

Balance as of January 1, 2007	$410
Warranty expense	1,792
Warranty claims	(1,727)
Balance as of June 30, 2007	$475

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at June 30, 2007 was approximately $2.7 million, which represents approximately 4.8% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2006 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million. For our light vehicle replacement parts operations, our exposure to uncollectible accounts receivable is limited because the majority of our sales are to a large number of small customers that are generally geographically dispersed. We also have certain customers in our light vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through credit approvals, credit limits, and monitoring policies.

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

We utilize outside professionals in the valuation industry to validate our assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of June 30, 2007, we had $263.5 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2006. A 10% decrease in the fair value estimates used in the fourth quarter of 2006 impairment test would not have changed this determination.

Self-Insurance Programs

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We also self-insure a portion of automobile, general liability, and workers’ compensation claims. We have purchased stop-loss insurance coverage that limits our exposure to individual claims, and in some cases, our overall claims as well. The cost of the stop-loss insurance is expensed over the contract periods.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.6 million at June 30, 2007 and $0.9 million at December 31, 2006, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

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

For valuing our stock option awards under SFAS 123R, several key factors and assumptions are required for use in the valuation models currently utilized. We have been in existence since early 1998 and have been a public company since October 2003. As a result, we do not have the historical data necessary to consider using a lattice valuation model at this time. We have therefore elected to use the Black-Scholes valuation model, using the guidance in SAB 107 for determining our expected term and volatility assumptions. For expected term, we have what SAB 107 defines as “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the limited time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on historical forfeiture rates both pre-IPO and since we have been a public company. SFAS 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on zero-coupon U.S. government issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key assumptions used in determining the fair value of stock options granted in 2007 were: expected term of 6.4 years; risk-free interest rate of 4.40%; dividend yield of 0%; forfeiture rate of 4.8%; and volatility of 40%.

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

Segment Reporting

Over 99% of our operations are conducted in the U.S. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. On May 31, 2007, we acquired a recycled OEM products business located in Canada. Revenue generated and properties located outside of the U.S. are not material. We manage our operations geographically. Our light vehicle replacement products operations are organized into ten operating segments, eight for recycled OEM products, one for aftermarket products and one for refurbished products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our light vehicle replacement products operations account for over 90% of our revenue, earnings, and assets.

Results of Operations

The following table sets forth statement of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statement of Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.0%	54.8%	54.7%	54.4%
Gross margin	45.0%	45.2%	45.3%	45.6%
Facility and warehouse expenses	10.6%	10.3%	10.7%	10.5%
Distribution expenses	9.5%	10.2%	9.5%	10.3%
Selling, general and administrative expenses	12.1%	12.7%	12.1%	12.8%
Depreciation and amortization	1.5%	1.5%	1.4%	1.5%
Operating income	11.4%	10.6%	11.5%	10.6%
Other expense, net	0.9%	0.6%	0.7%	0.4%
Income before provision for income taxes	10.5%	9.9%	10.8%	10.2%
Net income	6.0%	6.0%	6.4%	6.1%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue. Our revenue increased 19.6% to $233.3 million for the three month period ended June 30, 2007, from $195.0 million for the comparable period of 2006. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions. Organic revenue growth was approximately 10.5% in 2007. We continued to expand our services to the insured repair industry and added local delivery routes that helped us to increase our market penetration. We have also continued to integrate the sale and distribution of our aftermarket, wheel and reconditioned light product offerings with recycled parts in more locations in order to provide a wider selection of products to our customers. Business acquisitions completed in 2007 and the full year impact of our 2006 acquisitions accounted for approximately $17.8 million of incremental revenue for the quarter.

Cost of Goods Sold. Our cost of goods sold increased 19.9% to $128.2 million in the three month period ended June 30, 2007, from $106.9 million in the comparable period of 2006. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 54.8% to 55.0%.

Gross Margin. Our gross margin increased 19.3% to $105.1 million in the three month period ended June 30, 2007, from $88.1 million in the comparable period of 2006. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 45.2% to 45.0%.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 22.6% to $24.6 million in the three month period ended June 30, 2007, from $20.1 million in the comparable period of 2006. As a percentage of revenue, facility and warehouse expenses increased from 10.3% to 10.6%. Our acquisitions accounted for $2.9 million of the increase. Our remaining facility and warehouse expenses increased primarily due to $1.1 million in higher wages and fringe benefits resulting from increased headcount and stock-based compensation expenses for field personnel, along with higher rent, property taxes, supplies and repairs and maintenance, partially offset by $0.5 million of lower insurance reserve requirements and better legal claims experience.

Distribution Expenses. Distribution expenses increased 12.1% to $22.2 million in the three month period ended June 30, 2007, from $19.8 million in the comparable period of 2006. Our acquisitions accounted for $0.8 million of the increase. Our remaining distribution expenses increased due to higher wages and fringe benefits of $1.1 million primarily from an increase in the number of employees, and higher fuel costs, truck rentals and repairs and third party freight, partially offset by lower insurance reserve requirements and better legal claims experience. As a percentage of revenue, our distribution expenses decreased from 10.2% to 9.5%. We have continued to integrate the sale and distribution of our aftermarket, wheel and reconditioned light product offerings with recycled parts in more locations, which we believe has contributed to the decline in distribution expenses as a percentage of revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 13.7% to $28.1 million in the three month period ended June 30, 2007, from $24.7 million in the comparable period of 2006. Our acquisitions accounted for $1.7 million of the increase. The majority of the remaining expense increase was a result of an increase in labor and labor-related expenses of $1.9 million due primarily to higher sales commission expenses and increased headcount and higher expenses relating to stock-based compensation expense. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces, while our general and administrative expenses tend to be more fixed in nature. Our total revenue increased at a faster rate than our selling, general and administrative expenses, and thus, as a percentage of revenue our selling, general, and administrative expenses decreased from 12.7% to 12.1%.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 24.6% to $3.6 million in the three month period ended June 30, 2007, from $2.9 million in the comparable period of 2006. Our acquisitions accounted for $0.2 million of the increase in depreciation and amortization.

Operating Income. Operating income increased 29.3% to $26.6 million in the three month period ended June 30, 2007 from $20.6 million in the comparable period of 2006. As a percentage of revenue, operating income increased from 10.6% to 11.4%.

Other (Income) Expense. Total other expense, net increased 69.3% to $2.1 million for the three month period ended June 30, 2007, from $1.2 million for the comparable period of 2006.  As a percentage of revenue, net other expense increased from 0.6% to 0.9%. Net interest expense increased 55.4% to $2.1 million for the three month period ended June 30, 2007, from $1.3 million for the comparable period of 2006.  Our average bank borrowings were approximately $39.4 million higher for the quarter ended  June 30, 2007 as compared to the quarter ended June 30, 2006, due primarily to acquisitions.  In addition, our average effective interest rate on our bank debt increased in 2007.

Provision for Income Taxes. The provision for income taxes increased 36.9% to $10.6 million in the three month period ended June 30, 2007, from $7.7 million in the comparable period of 2006, due primarily to improved operating results. Our effective tax rate was 43.0% in 2007 and 39.8% in 2006. The increase in our effective income tax rate in 2007 was due primarily to the enactment of a new income tax law in April 2007 (retroactive to January 1, 2007) in a state in which we operate. We reduced certain deferred tax assets and increased our income tax provision by approximately $0.6 million in the second quarter of 2007 as a result of this new law. Without this reduction in deferred tax assets, our effective income tax rate would have been approximately 40.5%.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue. Our revenue increased 21.0% to $468.6 million for the six month period ended June 30, 2007, from $387.2 million for the comparable period of 2006. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions. Organic revenue growth was approximately 10.1% in 2007. We continued to expand our services to the insured repair industry and added local delivery routes that helped us to increase our market penetration. We have also continued to integrate the sale and distribution of our aftermarket, wheel and reconditioned light product offerings with recycled parts in more locations in order to provide a wider selection of products to our customers. Business acquisitions completed in 2007 and the full year impact of our 2006 acquisitions accounted for approximately $42.1 million of incremental revenue for the six month period ended June 30, 2007.

Cost of Goods Sold. Our cost of goods sold increased 21.7% to $256.4 million in the six month period ended June 30, 2007, from $210.6 million in the comparable period of 2006. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 54.4% to 54.7%. The 0.3% increase in cost of goods sold as a percentage of revenue was due primarily to additional revenue of $7.7 million from our aluminum smelter. For 2007, the smelter’s cost of sales as a percentage of its $19.9 million of revenue was 94.0%.

Gross Margin. Our gross margin increased 20.2% to $212.2 million in the six month period ended June 30, 2007, from $176.5 million in the comparable period of 2006. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 45.6% to 45.3%. Our gross margin as a percentage of revenue decreased due primarily to the factor noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 23.8% to $50.2 million in the six month period ended June 30, 2007, from $40.6 million in the comparable period of 2006. Our acquisitions accounted for $6.4 million of the increase. Our remaining facility and warehouse expenses increased primarily due to $1.8 million in higher wages and fringe benefits resulting from increased headcount and stock-based compensation expenses for field personnel, along with higher rent, property taxes, supplies, and repairs and maintenance. As a percentage of revenue, facility and warehouse expenses increased from 10.5% to 10.7%.

Distribution Expenses. Distribution expenses increased 11.7% to $44.4 million in the six month period ended June 30, 2007, from $39.7 million in the comparable period of 2006. Our acquisitions accounted for $2.0 million of the increase. Our remaining distribution expenses increased due to higher wages and fringe benefits of $1.6 million primarily from an increase in the number of employees, and higher fuel costs, truck rentals and repairs, third party freight and contracted salvage transfer services, partially offset by lower insurance reserve requirements and better legal claims experience. As a percentage of revenue, our distribution expenses decreased from 10.3% to 9.5%.We have continued to integrate the sale and distribution of our aftermarket, wheel and reconditioned light product offerings with recycled parts in more locations, which we believe has contributed to the decline in distribution expenses as a percentage of revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 14.5% to $56.9 million in the six month period ended June 30, 2007, from $49.6 million in the comparable period of 2006. Our acquisitions accounted for $4.0 million of the increase. The majority of the remaining expense increase was a result of an increase in labor and labor-related expenses of $3.1 million due primarily to higher sales commission expenses and increased headcount and higher expenses relating to stock-based compensation. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces, while our general and administrative expenses tend to be more fixed in nature. Our total revenue increased at a faster rate than our selling, general and administrative expenses, and thus, as a percentage of revenue our selling, general, and administrative expenses decreased from 12.8% to 12.1%.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 25.4% to $7.1 million in the six month period ended June 30, 2007, from $5.6 million in the comparable period of 2006. Our acquisitions accounted for $0.4 million of the increase in depreciation and amortization.

Operating Income. Operating income increased 31.7% to $53.9 million in the six month period ended June 30, 2007 from $40.9 million in the comparable period of 2006. As a percentage of revenue, operating income increased from 10.6% to 11.5%.

Other (Income) Expense. Total other expense, net increased 132.2% to $3.2 million for the six month period ended June 30, 2007, from $1.4 million for the comparable period of 2006.  As a percentage of revenue, net other expense increased from 0.4% to 0.7%. Net interest expense increased 67.1% to $3.8 million for the six month period ended June 30, 2007, from $2.3 million for the comparable period of 2006.  Our average bank borrowings were approximately $39.8 million higher for the six month period ended June 30, 2007 as compared to the six month period ended June 30, 2006, due primarily to acquisitions.  In addition, our average effective interest rate on our bank debt increased in 2007.  Other income decreased $0.3 million, to $0.7 million in the six month period ended June 30, 2007, from $0.9 million for the comparable period of 2006. Included in other income in the three month period ended March 31, 2007 is approximately $0.6 million of proceeds recognized from a corporate owned life insurance policy. We also had higher insurance expense of $0.3 million in Facilities and warehouse expense related to this life insurance income. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. Included in other income in the comparable period of 2006 is a gain of $0.7 million on the sale of equity securities.

Provision for Income Taxes. The provision for income taxes increased 32.2% to $20.9 million in the six month period ended June 30, 2007, from $15.8 million in the comparable period of 2006, due primarily to improved operating results. Our effective tax rate was 41.3% in 2007 and 40.0% in 2006. The increase in our effective income tax rate in 2007 was due primarily to the enactment of a new income tax law in April 2007 (retroactive to January 1, 2007) in a state in which we operate. We reduced certain deferred tax assets and increased our income tax provision by approximately $0.6 million in the second quarter of 2007 as a result of this new law. In addition, in the first quarter of 2007 we received nontaxable life insurance proceeds of approximately $0.6 million. Without these two items our effective tax rate would have been 40.5%.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At June 30, 2007, we had cash and equivalents amounting to $8.9 million, and we had $126.2 million outstanding under our unsecured bank credit facility. We generated $13.4 million in cash flow from operating activities in the six month period ended June 30, 2007 and, based on our current plans, we expect to generate positive cash flow from operating activities in excess of $55.0 million for all of 2007. We believe that cash flow from operating activities and availability under our unsecured bank credit facility will be adequate to fund our short term liquidity needs. Our existing bank credit facility is an unsecured revolving credit facility with a maximum availability of $205.0 million, and provides, with the consent of the participating banks, for a further increase in the maximum availability to $305.0 million. The facility also enables us to borrow funds in either U.S. or Canadian dollars.

 In connection with the signing of the definitive merger agreement with Keystone we obtained a $1.09 billion senior secured financing commitment from Deutsche Bank and Lehman Brothers, subject to customary conditions, to finance the transaction and to refinance our existing bank debt. The acquisition is expected to be completed in the fourth quarter of 2007 and is subject to customary closing conditions, necessary regulatory approvals and an affirmative vote by Keystone shareholders. We plan to retire our existing credit facility and replace it with the proceeds from the new senior secured facility upon the completion of the Keystone acquisition.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 32,700 and 64,500 wholesale salvage vehicles in the three month and six month periods ended June 30, 2007, respectively, and 27,800 and 60,000 in the comparable periods of 2006, respectively. In addition, we acquired approximately 52,800 and 97,300 salvage vehicles for our self-service retail operations in the three month and six month periods ended June 30, 2007, respectively, and 28,800 and 53,100 in the comparable periods of 2006, respectively. Our purchases of aftermarket parts and wheels totaled approximately $25.9 million and $53.6 million in the three month and six month periods ended June 30, 2007, respectively, and $22.3 million and $46.8 million in the comparable periods of 2006, respectively.

Net cash provided by operating activities totaled $13.4 million for the six month period ended June 30, 2007, compared to $13.1 million for the same period of 2006. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash, net of purchase transactions, included increases in receivables and inventory, partially offset by increases in income taxes payable and other operating assets and liabilities. Receivables increased due primarily to our higher sales volumes. Inventory increased due to both higher sales volumes and higher salvage inventory purchases as we built our backlog of salvage product, which was made possible from good product availability at the auctions.  Income taxes payable increased primarily due to higher levels of taxable income.

Net cash used in investing activities totaled $48.2 million for the six month period ended June 30, 2007, compared to $73.9 million for the same period of 2006. We invested $24.2 million of cash in seven acquisitions in 2007 compared to $56.3 million for eight acquisitions in the comparable period of 2006. Purchases of investment securities increased $5.9 million in 2007 related to acquisitions of additional shares of Keystone. Net property and equipment purchases increased $1.7 million in 2007. We repaid an escrow liability of $2.6 million in the first quarter of 2006 related to a 2004 business acquisition.

Net cash provided by financing activities totaled $39.6 million for the six month period ended June 30, 2007, compared to $61.9 million for the same period of 2006. Exercises of stock options and warrants provided $2.0 million and $4.1 million in the six month periods ended June 30, 2007 and 2006, respectively. We borrowed $40.2 million and $55.0 million, respectively, under our bank credit facility in the six month periods ended June 30, 2007 and 2006, primarily to fund acquisitions, while we repaid $3.4 million and $1.0 million of long-term debt obligations in those same periods. The excess tax benefit from share-based payment arrangements provided $2.2 million and $3.9 million of cash in the six month periods ended June 30, 2007 and 2006, respectively. In the first quarter of 2007, we repurchased and retired 100,000 shares of redeemable common stock for $1.1 million pursuant to a call option that was issued in connection with a 2003 business acquisition.

On April 25, 2007, our unsecured bank credit agreement was amended to increase the maximum availability to $205.0 million, to provide, with the consent of the participating banks, for a further increase in the maximum availability to $305.0 million, to extend the maturity to April 25, 2012, and to modify certain other terms. On May 30, 2007 the agreement was further amended and restated to enable us, among other things, to borrow funds in either U.S. or Canadian dollars.  In order to make any borrowing under the credit facility, after giving effect to any such borrowing, we must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio, which cannot exceed 3.00 to 1.00. The credit facility contains customary covenants, including, among other things, limitations on payment of cash dividends, restrictions on our payment of other dividends and on purchases, redemptions, and acquisitions of our stock, limitations on additional indebtedness, certain limitations on acquisitions, mergers, and consolidations, and the maintenance of certain financial ratios. We were in compliance with all covenants throughout the first six months of 2007 and all of 2006. The interest rate on advances under the credit facility may be, at our option, either the bank prime lending rate, on the one hand, or, for loans denominated in U.S. dollars, the Interbank Offering Rate (IBOR) and for loans denominated in Canadian dollars, the Eurodollar Rate (“Eurodollar”), plus an additional percentage ranging from .875% to 1.625%, on the other hand. The percentage added to IBOR or Eurodollar is dependent upon our total funded debt to EBITDA ratio for the trailing four quarters.

We may in the future borrow additional amounts under our credit facility or enter into new or additional borrowing arrangements and, as noted above, have a signed commitment from Deutsche Bank and Lehman Brothers Inc. for a new $1.09 billion senior secured financing arrangement in connection with our proposed acquisition of Keystone. We plan to retire our existing credit facility and replace it with the proceeds from the new senior secured facility upon the completion of the Keystone acquisition. We anticipate that the proceeds remaining after funding the Keystone acquisition and proceeds from any new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire other businesses and redistribution facilities; to further the integration of our aftermarket, wheel and light refurbishing and recycled OEM product facilities; to expand and improve existing facilities; to purchase property, equipment, and inventory; and for working capital.

During the six months ended June 30, 2007, as part of the consideration for business acquisitions completed during the period, we issued promissory notes totaling approximately $1.4 million. The notes bear interest at annual rates of 4.25 % to 5.5%, and interest is payable at maturity.

We estimate that our capital expenditures for full year 2007 will be approximately $49.0 million to $53.0 million, excluding business acquisitions.

We believe that our current cash and equivalents, cash provided by operating activities and funds available under our credit facility, and, upon the expected closing of the Keystone acquisition, the funds available under the new $1.09 senior secured financing arrangement noted above, will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that additional funding, or refinancing of our current or the proposed new credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants in addition to those to which we are subject under our current or the proposed credit facility. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things:

•                  failure of the proposed Keystone transaction to close due to the failure to obtain regulatory or other approvals;

•                  failure of Keystone’s shareholders to approve the transaction;

•                  the risk that Keystone’s business will not be integrated successfully or that LKQ will incur unanticipated costs of integration;

•                  the ability to maintain Keystone’s vendor and key customer relationships and retain key employees;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate, IBOR or Eurodollar. We do not however, as a matter of policy, enter into hedging contracts for trading or speculative purposes.

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

Our investments in our Central American and Canadian operations are not material, and we do not attempt to hedge our foreign currency risk related to such operations.

Item 4. Controls and Procedures

As of June 30, 2007, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2006 and our quarterly on Form 10-Q for the quarter ended March 31, 2007 for information concerning risks and uncertainties that could negatively impact us.  The following items are changes and additions to the risks and uncertainties previously disclosed in such reports.

Our proposed acquisition of Keystone Automotive Industries, Inc. is subject to closing conditions and is the subject of lawsuits that could result in the merger not being completed.

                Our proposed acquisition of Keystone Automotive Industries is subject to customary closing conditions, including regulatory approval and approval by the shareholders of Keystone.  Many of the conditions to the closing of the merger are outside of our control.  If any of the closing conditions is not satisfied (or waived, if permissible), the merger will not be completed.  Furthermore, two lawsuits have been filed challenging the merger.  These lawsuits could result in the merger not being completed or could result in a delay in the completion of the merger.

                If we do not complete the merger, the price of our common stock may decline.  We will also be obligated to pay fees and expenses we have incurred in connection with the merger, whether or not the merger is completed. In addition, we have expended, and will continue to expend, significant management resources in an effort to complete the merger. Further, if the merger agreement is terminated under specified circumstances, we may be required to pay a termination fee of $30.0 million to Keystone plus certain expenses.

We may not be able to successfully integrate Keystone’s business and such integration may cause us to incur unanticipated costs.

                Assuming the acquisition of Keystone is completed, we may experience difficulty integrating Keystone’s personnel and operations with our own.  In addition, the costs of such integration may be significantly higher than we have anticipated.  Either of these occurrences may negatively affect our operating results.

We may not be able to maintain Keystone’s or our vendor and key customer relationships nor be able to retain key employees of Keystone.

                Assuming the acquisition of Keystone is completed, the combination of us and Keystone may cause vendors and key customers of us and Keystone to discontinue business with the combined company, which may negatively affect our operating results.  Additionally, there can be no assurance that key employees of Keystone will remain with the combined company.  If we lose the services of any of these key employees, we may not be able to replace them with similarly qualified personnel, which could harm our business.

Challenges to the validity of aftermarket products could adversely affect our business.

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

                In December 2005, Ford Global Technologies, LLC initiated a complaint with the International Trade Commission against six companies, including Keystone, alleging that certain aftermarket parts imported into the United States infringed on 14 design patents held by Ford Global. We were not named in the complaint, although the outcome would affect all persons and entities that import or distribute the parts, including us. In December 2006, an administrative law judge of the International Trade Commission preliminarily ruled that seven of the Ford Global design patents were valid and that the importation of automotive parts covered by these seven patents violated Section 337 of the Tariff Act of 1930. The International Trade Commission affirmed the ruling of the administrative law judge and issued an order prohibiting further importation of automotive parts covered by the patents. The parties to the action have appealed the decision to the United States Circuit Court of Appeals for the Federal Circuit.

                To the extent that the original equipment manufacturers are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. If we are subsequently named as a defendant in any such claims, we would likely incur significant expenses defending the claims. Even if we are not named in any such claims, written allegations that we are infringing another party’s intellectual property rights could involve significant expense to investigate.  In addition, an unexpected result of the patent litigation is that the Certified Automotive Parts Association, or CAPA, is decertifying parts that are the subject of patents. Lack of CAPA certification may negatively impact us because many major insurance companies recommend or require the use of CAPA certified parts.

Financing the Keystone acquisition will involve restrictions on our business and may require the issuance of additional equity.

                We received a $1.090 billion senior secured financing commitment from Deutsche Bank and Lehman Brothers to finance the proposed acquisition of Keystone and to refinance existing debt, which commitment is subject to customary closing conditions.  If the acquisition of Keystone is completed and we borrow under the new facility, the credit agreement will contain operating and financial restrictions and will require that we satisfy certain financial tests.  The failure to comply with any of these covenants would cause a default under the credit facility. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facility or it may not be on terms that are acceptable to us.

                We may choose to sell shares of our common stock to raise funds to repay a portion of our debt.  There can be no assurance that such sale would be successful or be on terms that are acceptable to us.  The issuance of additional equity would be dilutive to our existing stockholders.  Moreover, sales of our common stock, or the perception that such sales could occur, may cause the price of our common stock to decline.

Item 4.  Submission of Matters to a Vote of Security Holders

Our stockholders voted on two items at the Annual Meeting of the Stockholders held on May 7, 2007:

1.                    The election of seven directors to terms ending in 2008.  The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld
A. Clinton Allen	43,485,124	1,579,225
Robert M. Devlin	44,813,692	250,657
Donald F. Flynn	44,811,753	252,596
Joseph M. Holsten	44,858,857	205,492
Paul M. Meister	43,253,433	1,810,916
John F. O’Brien	44,860,819	203,530
William M. Webster, IV	44,813,642	250,707

2.             The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2007.  The appointment of Deloitte & Touche LLP was ratified pursuant to the following votes:

Votes For:	44,711,546
Votes Against:	282,795
Abstentions:	70,008

Item 6.  Exhibits

Exhibits

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger dated as of July 16, 2007 among LKQ Corporation, LKQ Acquisition Company and Keystone Automotive Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2007).

10.1

Amended and Restated Credit Agreement dated as of May 30, 2007 among LKQ Corporation, LKQ Delaware LLP, Bank of America, N.A., LaSalle Bank National Association, JP Morgan Chase Bank, National Association and National City Bank.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2007.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)