Form 10-Q
period 2007-09-30
LKQ CORP
filed 2007-11-09
CIK 1065696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

Yes  ☐  No  ☒

At November 6, 2007, the registrant had issued and outstanding an aggregate of 66,577,853 shares of Common Stock.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
Assets

Current Assets:
Cash and equivalents	$225,340	$4,031
Receivables, net	60,920	49,254
Inventory	156,223	124,541
Deferred income taxes	2,341	2,619
Prepaid income taxes	6,030	—
Prepaid expenses	4,568	3,369

Total Current Assets	455,422	183,814

Property and Equipment, net	151,224	127,084
Intangibles	282,153	246,300
Other Assets	17,214	7,157

Total Assets	$906,013	$564,355

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$20,383	$19,242
Accrued expenses	32,617	29,504
Income taxes payable	—	304
Deferred revenue	4,850	3,859
Current portion of long-term obligations	10,825	8,485

Total Current Liabilities	68,675	61,394

Long-Term Obligations, Excluding Current Portion	1,696	91,962
Deferred Income Tax Liability	7,275	1,848
Other Noncurrent Liabilities	9,576	7,332

Redeemable Common Stock, $0.01 par value, 100,000 shares issued at December 31, 2006	—	617

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 66,496,913 and 53,299,827 shares issued at September 30, 2007 and December 31, 2006, respectively.	665	533
Additional paid-in capital	694,955	323,189
Retained earnings	120,507	76,422
Accumulated other comprehensive income	2,664	1,058

Total Stockholders’ Equity	818,791	401,202

Total Liabilities and Stockholders’ Equity	$906,013	$564,355

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

( In thousands, except per share data )

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$243,495	$197,659	$712,091	$584,835

Cost of goods sold	135,038	108,222	391,455	318,872

Gross margin	108,457	89,437	320,636	265,963

Facility and warehouse expenses	26,188	22,445	76,432	63,025

Distribution expenses	23,803	20,387	68,191	60,121

Selling, general and administrative expenses	29,107	25,604	85,969	75,245

Depreciation and amortization	3,768	3,136	10,549	8,764

Operating income	25,591	17,865	79,495	58,808

Other (income) expense:
Interest expense, net	2,241	1,829	6,067	4,119
Other income, net	(468)	(238)	(1,143)	(1,172)

Total other expense	1,773	1,591	4,924	2,947

Income before provision for income taxes	23,818	16,274	74,571	55,861

Provision for income taxes	9,259	5,816	30,202	21,656

Net income	$14,559	$10,458	$44,369	$34,205

Net income per share:
Basic
As reported	$0.27	$0.20	$0.82	$0.65

Pro forma	$0.13	$0.10	$0.41	$0.32

Diluted
As reported	$0.25	$0.19	$0.78	$0.61

Pro forma	$0.13	$0.09	$0.39	$0.31

Weighted average common shares outstanding:
Basic
As reported	54,663	53,098	53,839	52,658

Pro forma	109,326	106,196	107,678	105,315

Diluted
As reported	57,556	55,910	56,618	55,722

Pro forma	115,111	111,819	113,237	111,444

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,369	$34,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,933	8,915
Share-based compensation expense	2,386	1,521
Deferred income taxes	4,576	3,184
Excess tax benefit from exercise of stock options	(12,150)	(5,696)
Gain on sale of investment securities	—	(719)
Other adjustments	(94)	13
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(8,464)	(887)
Inventory	(21,853)	(11,929)
Prepaid income taxes / income taxes payable	5,299	1,562
Other operating assets and liabilities	6,505	655

Net cash provided by operating activities	31,507	30,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(25,678)	(24,232)
Purchases of investment securities	(5,885)	—
Proceeds from sale of investment securities	—	849
Repayment of escrow	—	(2,561)
Decrease in restricted cash in escrow	—	450
Cash used in acquisitions	(55,705)	(68,071)

Net cash used in investing activities	(87,268)	(93,565)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the sale of common stock	349,529	—
Proceeds from the exercise of stock options and warrants	8,341	5,474
Excess tax benefit from exercise of stock options	12,150	5,696
Repurchase and retirement of redeemable common stock	(1,125)	—
Debt issuance costs	(206)	—
Net borrowings (repayments) of long-term debt	(91,693)	54,754

Net cash provided by financing activities	276,996	65,924

Effect of exchange rate changes on cash and equivalents	74	—

Net increase in cash and equivalents	221,309	3,183

Cash and equivalents, beginning of period	4,031	3,173

Cash and equivalents, end of period	$225,340	$6,356

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$1,449	$7,000
Cash paid for income taxes, net of refunds	20,111	16,877
Cash paid for interest	7,148	2,617

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

( In thousands )

					Accumulated
	Common Stock				Other	Total
	Shares		Additional	Retained	Comprehensive	Stockholders’
	Issued	Amount	Paid-In Capital	Earnings	Income	Equity

BALANCE, December 31, 2006	53,300	$533	$323,189	$76,422	$1,058	$401,202

Net income	—	—	—	44,369	—	44,369

Unrealized gain on investment in equity securities, net of tax of $1,212	—	—	—	—	2,117	2,117

Foreign currency translation	—	—	—	—	(511)	(511)

Total comprehensive income	—	—	—	—	—	45,975

Adjustment for adoption of FASB Interpretation No. (FIN) 48	—	—	—	(284)	—	(284)

Stock issued as director compensation	3	—	79	—	—	79

Stock-based compensation expense	—	—	2,307	—	—	2,307

Purchase and retirement of redeemable common stock	—	—	(508)	—	—	(508)

Sale of common stock	11,800	118	349,411	—	—	349,529

Exercise of stock options, including related tax benefits of $12,150	1,394	14	20,477	—	—	20,491

BALANCE, September 30, 2007	66,497	$665	$694,955	$120,507	$2,664	$818,791

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

Note 2.  Significant Accounting Policies

Receivables

The Company has recorded a reserve for uncollectible accounts of approximately $3.2 million and $2.6 million at September 30, 2007 and December 31, 2006, respectively.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Salvage products	$100,275	$77,807
Aftermarket and refurbished products	50,198	40,451
Core facilities inventory	5,750	6,283

	$156,223	$124,541

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired) and covenants not to compete. The change in the carrying amount of goodwill during the nine months ended September 30, 2007 is as follows (in thousands):

Balance as of December 31, 2006	$246,232
Adjustment of previously recorded goodwill	10
Effect of exchange rate changes	947
Business acquisitions	34,912

Balance as of September 30, 2007	$282,101

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

Income Taxes

The provision for income taxes is based upon the Company’s anticipated annual effective income tax rate. Certain items, however, are given discreet period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

Depreciation Expense

Depreciation expense associated with certain refurbishing and smelting operations is included in Cost of Goods Sold.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of goods sold	$4	$4	$10	$10
Facility and warehouse expenses	245	155	713	443
Selling, general and administrative expenses	346	213	1,584	1,014

	$595	$372	$2,307	$1,467

The Company has not capitalized any stock-based compensation expense during the nine months ended September 30, 2007 and 2006.  As of September 30, 2007, a total of $7.8 million in unrecognized compensation expense related to outstanding stock options is expected to be recognized as follows:

Remainder of 2007	$ 0.6 million
2008	2.3 million
2009	2.1 million
2010	1.8 million
2011	1.0 million

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	Nine Months Ended
	September 30,
	2007	2006

Expected life (in years)	6.4	6.4
Risk-free interest rate	4.40%	4.33%
Volatility	40.0%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$9.53	$9.19

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

SFAS 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. The Company has included $12.2 million and $5.7 million of excess tax benefits in its cash flows from financing activities for the nine months ended September 30, 2007 and 2006, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value, and amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on the Company’s consolidated financial position, results of operations, and cash flows.

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

On September 25, 2007, the Company completed the sale of 11,800,000 shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold 2,000,000 shares of the Company’s common stock. The Company received $349.5 million, net of underwriting discount and offering related expenses for the common stock it issued and sold. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company also received approximately $2.8 million in proceeds from the exercise of 500,000 stock options by two of the selling stockholders in connection with the offering.

On November 5, 2007, the Company's Board of Directors approved a two-for-one split of the Company's common stock. Each stockholder of record at the close of business on November 16, 2007 will receive an additional share of common stock for every outstanding share held and trading will begin on a split-adjusted basis on December 4, 2007. The stock split will require restatement of all historical shares and per share data during the fourth quarter of 2007. Pro forma net income per share amounts and weighted average common shares outstanding on a post-split basis have been provided in the Unaudited Consolidated Condensed Statements of Income for the three and nine month periods ended September 30, 2007 and 2006, respectively.

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

A summary of transactions in the Company’s stock-based compensation plans for the nine months ended September 30, 2007 is as follows:

	Options Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price

Balance, December 31, 2006	3,925,164	6,988,290	$8.14

Granted	(490,000)	490,000	20.18
Exercised	—	(1,394,155)	5.98
Cancelled	26,776	(26,776)	16.76

Balance, September 30, 2007	3,461,940	6,057,359	$9.57

The following table summarizes information about outstanding and exercisable stock options at September 30, 2007:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Yrs)	Price	Shares	Life (Yrs)	Price

$ 1.50	158,200	3.3	$1.50	158,200	3.3	$1.50
4.00 - 5.00	904,170	4.7	4.22	796,990	4.6	4.21
6.25 - 7.50	1,469,500	3.8	6.98	1,344,250	3.5	7.03
7.92 - 9.44	2,367,009	6.9	8.86	2,148,481	6.8	8.87
15.13 - 17.28	123,000	8.0	15.18	121,200	8.0	15.18
18.68 - 24.84	1,035,480	8.8	20.08	288,680	8.8	20.45

	6,057,359	6.1	$9.57	4,857,801	5.6	$8.20

At September 30, 2007, a total of 6,012,539 options with an average exercise price of $9.52 and a weighted average remaining contractual life of 6.0 years were expected to vest. The total grant-date fair value of options that vested during the nine months ended September 30, 2007 was approximately $3.4 million.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at September 30, 2007 is $152.9 million, $152.0 million and $129.3 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $34.81 on September 28, 2007, which value would have been realized by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of the Company’s common stock. The total intrinsic value of stock options exercised was $33.0 million during the nine months ended September 30, 2007. There were 918,076 stock options exercised during the nine months ended September 30, 2006 with an intrinsic value of $15.0 million.

Note 5.  Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Revolving credit facility	$—	$86,000
Notes payable to individuals in installments through November 2010, interest at 3.0% to 10.0%	12,521	14,447
	12,521	100,447
Less current maturities	(10,825)	(8,485)

	$1,696	$91,962

On April 25, 2007, our unsecured bank credit agreement was amended to increase the maximum availability to $205.0 million, to provide, with the consent of the participating banks, for a further increase in the maximum availability to $305.0 million, to extend the maturity to April 25, 2012, and to modify certain other terms. On May 30, 2007, the agreement was further amended and restated to enable the Company, among other things, to borrow funds in either U.S. or Canadian dollars.  In order to make any borrowing under the revolving credit facility, after giving effect to such borrowing, the Company must be in compliance with all of the covenants under the credit facility, including, without limitation, a senior debt to EBITDA ratio which cannot exceed 3.00 to 1.00. The revolving credit facility contains customary covenants, including, among other things, limitations on the payment of cash dividends; restrictions on the payment of other dividends, and on purchases, redemptions and acquisitions of the Company’s stock; limitations on additional indebtedness; certain limitations on acquisitions, mergers and consolidations; and the maintenance of certain financial ratios.  The interest rate on advances under the revolving credit facility may be either the bank prime lending rate, on the one hand, or, for loans denominated in U.S. dollars, the Interbank Offering Rate (“IBOR”) and for loans denominated in Canadian dollars, the Eurodollar Rate (“Eurodollar”), plus an additional percentage ranging from .875% to 1.625%, on the other hand, at the Company’s option. The percentage added to IBOR or Eurodollar is dependent upon the Company’s total funded debt to EBITDA ratio for the trailing four quarters. The Company was in compliance with all covenants throughout the first nine months of 2007 and all of 2006. The weighted-average interest rate on borrowings outstanding against the Company’s credit facility at December 31, 2006 was 6.52%. Borrowings under the credit facility totaled $86.0 million at December 31, 2006, and are classified as long-term obligations. There were no borrowings under the credit facility at September 30, 2007.  On October 12, 2007, the Company entered into a new senior secured debt financing facility (see Note 10), and the prior unsecured credit agreement was terminated. As of October 25, 2007, we had outstanding debt under this new debt facility of $610.0 million U.S. dollars and CDN $40 million.

During the nine months ended September 30, 2007, as part of the consideration for business acquisitions completed during the period, the Company issued promissory notes totaling approximately $1.4 million. The notes bear interest at annual rates of 4.25% to 5.5%, and interest is payable at maturity.

Note 6.  Commitments and Contingencies

The Company is obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at September 30, 2007 are as follows (in thousands):

Three months ended December 31, 2007	$5,440
Years ended December 31:
2008	19,524
2009	14,927
2010	11,128
2011	6,704
2012	3,305
Thereafter	8,291

$69,319

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

Note 7.  Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$14,559	$10,458	$44,369	$34,205

Denominator for basic earnings per share- Weighted-average shares outstanding	54,663	53,098	53,839	52,658
Effect of dilutive securities:
Stock options	2,893	2,812	2,779	3,064
Denominator for diluted earnings per share- Adjusted weighted-average shares outstanding	57,556	55,910	56,618	55,722

Earnings per share, basic	$0.27	$0.20	$0.82	$0.65

Earnings per share, diluted	$0.25	$0.19	$0.78	$0.61

The following chart sets forth the number of employee stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Antidilutive securities:
Stock options	16	489	447	489

Note 8.  Business Combinations

During the nine month period ended September 30, 2007, the Company acquired a 100% equity interest in each of eight businesses (five in the recycled OEM products business, including on July 3, 2007 Pintendre Autos, a recycled parts business located near Quebec City, Canada, two in the aftermarket products business, and one that refurbishes and distributes head lamps and tail lamps) for an aggregate of $52.2 million in cash and $1.4 million in notes issued. The acquisitions enabled the Company to expand its presence in existing markets, serve new market areas and expand its product line offering.  During the nine months ended September 30, 2007, the Company also incurred approximately $1.5 million in direct costs associated with the acquisition of Keystone Automotive Industries, Inc. (“Keystone”) which was completed on October 12, 2007.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with acquisitions made subsequent to September 30, 2006, the purchase price allocations are preliminary as the Company is in the process of determining the following: 1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of the inventories acquired; and 3) the final estimation of the tax basis of the entities acquired. During the nine months ended September 30, 2007, the Company made adjustments to the preliminary purchase allocations to finalize the inventory valuations and the estimated tax basis for certain of the businesses acquired in 2006 and made payments for additional consideration earned based upon the achievement of certain financial results in 2007 for a business acquired in 2005. These adjustments increased goodwill related to these acquisitions by approximately $10,000.

The purchase price allocations for acquisitions completed and adjustments made to preliminary purchase price allocations during the nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	2007	2006

Receivables, net	$3,062	$5,382
Inventory	9,546	11,311
Prepaid expenses	317	417
Property and equipment	8,927	5,768
Goodwill	34,922	60,987
Other assets	(3)	38
Current liabilities assumed	(2,776)	(6,491)
Long-term obligations assumed	(118)	(470)
Purchase price payable in subsequent period	(190)	(1,871)
Notes issued	(1,449)	(7,000)
Payment of prior year purchase price payable	1,956	—

Cash used in acquisitions, net of cash acquired	$54,194	$68,071

The following pro forma summary presents the effect of the businesses acquired during 2007 and 2006 as though the businesses had been acquired as of January 1, 2006 and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue as reported	$243,495	$197,659	$712,091	$584,835
Revenue of purchased businesses for the period prior to acquisition	—	14,654	21,456	74,380
Pro forma revenue	$243,495	$212,313	$733,547	$659,215

Net income as reported	$14,559	$10,458	$44,369	$34,205
Net income of purchased businesses for the period prior to acquisition	—	(67)	835	2,611
Pro forma net income	$14,559	$10,391	$45,204	$36,816

Earnings per share-basic
As reported	$0.27	$0.20	$0.82	$0.65
Effect of purchased businesses for the period prior to acquisition	—	—	0.02	0.05
Pro forma earnings per share-basic	$0.27	$0.20	$0.84	$0.70

Earnings per share-diluted
As reported	$0.25	$0.19	$0.78	$0.61
Effect of purchased businesses for the period prior to acquisition	—	—	0.02	0.05
Pro forma earnings per share-diluted	$0.25	$0.19	$0.80	$0.66

These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

The Company recorded goodwill of $34.9 million and $61.0 million during the nine month periods ended September 30, 2007 and 2006, respectively, of which $12.9 million and $58.9 million is expected to be deductible for U.S. income tax purposes, respectively.

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

The Internal Revenue Service (“IRS”) has completed its examinations of the 2002 and 2003 federal tax returns of the Company, resulting in no adjustment of federal tax liability.  State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.  The Company has various state income tax returns in the process of examination.

Note 10.  Subsequent Events

On October 12, 2007, the Company completed its acquisition of Keystone. Under the terms of the Agreement and Plan of Merger (“Merger Agreement”) among the Company, Keystone and LKQ Acquisition Company, a wholly-owned subsidiary of the Company (“Merger Sub”), Merger Sub was merged with and into Keystone with Keystone being the surviving corporation and becoming a wholly-owned subsidiary of the Company. Under the Merger Agreement, holders of shares of Keystone common stock received $48.00 in cash in exchange for each such share, representing an aggregate cash consideration, including transaction costs and assumed cash, of approximately $807 million on a fully diluted basis.

In order to finance the acquisition of Keystone and to re-finance the unsecured credit facility, the Company obtained a senior secured debt financing facility (“Credit Agreement”) from Lehman Brothers Inc. (“Lehman”) and Deutsche Bank Securities, Inc. (“Deutsche Bank”) on October 12, 2007, which was amended on October 26, 2007. The Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provides for the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, for a swing line credit facility of $25 million under the $100 million revolving credit facility, and the opportunity for the Company to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate. The letter of credit facilities and the swing line facility are part of the revolving credit facilities identified above and use of such facilities is taken into account when determining availability under such credit facilities. All of the obligations under the Credit Agreement are unconditionally guaranteed by each of the Company's domestic subsidiaries. Obligations under the Credit Agreement, including the related guarantees, are collateralized by a security interest in substantially all of the Company's domestic assets and U. S. subsidiaries and a pledge of not more than

65% of the total outstanding voting interests of any direct or indirect non-U.S. subsidiary of the Company that is a “controlled foreign corporation.”  Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts beginning in 2008, with the balance payable in full at the end of year six. Amounts due under each revolving credit facility will be due and payable at the end of year six. The Company is also required to prepay the term loan facilities upon the sale of certain assets, upon the incurrence of certain debt, upon receipt of certain insurance and condemnation proceeds, and with up to 50% of the Company's excess cash flow, with the amount of such excess cash flow determined based upon the Company's total leverage ratio.

Indebtedness made and payable in U.S. dollars under the Credit Agreement bears interest, at the Company's option, at (i) a base rate (the higher of (x) the rate that is the prime lending rate as set forth on the British Banking Association Reuters Page 5 or, under certain circumstances, such other comparable page as the agents may choose, as in effect from time to time, and (y) 0.5% in excess of the overnight federal funds rate) plus an applicable margin currently of 1.25% per annum, or (ii) a Eurodollar rate as determined by the administrative agent for the respective interest period plus an applicable margin currently of 2.25% per annum, except that indebtedness in respect of swing line loans bears interest only at the rate referred to in clause (i). Indebtedness made and payable in Canadian dollars under the Credit Agreement is made, at the Company's option, as bankers’ acceptance loans or loans that bear interest at a rate equal to the rate per annum of interest publicly quoted or established as the “prime rate” of Deutsche Bank AG Canada Branch for commercial loans in Canadian dollars to its Canadian borrowers (which does not necessarily represent the lowest or best rate actually available) plus an applicable margin currently of 1.25% per annum.  Under each bankers’ acceptance loan, each Canadian lender will purchase a bill of exchange, including a depository bill issued in accordance with the Depository Bills and Notes Act (Canada), denominated in Canadian dollars and discount notes, and the Company will sell such bill of exchange, at the applicable discount rate which, (1) in respect of any bill of exchange accepted by a lender named on Schedule I to the Bank Act (Canada), is the average of the annual rates for bankers’ acceptances having the same specified term and face amount as the loan to be made to the Company that is reported by the Reuters Screen CDOR Page as of 10:00 a.m. on such day (or the next preceding business day if such day is not a business day) (or if not reported by the Reuters Screen, then will be the average of the discount rate offered by the five largest (by assets) Canadian charter banks) and (2) in respect of any other lender, the CDOR described above plus .10%.  The Company will also pay an acceptance fee for each bankers’ acceptance loan currently equal to 2.25% per annum.  The applicable margin and acceptance fee for loans under the revolving credit facilities are subject to a decrease of 0.25% based upon the Company's total leverage ratio and the interest rate option chosen. Interest will be payable quarterly in arrears, except that interest based on a Eurodollar rate or bankers’ acceptance loans is payable in arrears on the last day of the relevant interest period and, for any Eurodollar interest period longer than three months, quarterly. Any default in the payment of principal, interest, or other overdue amounts bears interest at 2% above the rate otherwise applicable (or, if there is no applicable rate, at 2% above the base rate referred to in clause (i) above for loans made in U.S. dollars and the “prime rate” referred to in the second sentence of this paragraph for loans made in Canadian dollars). All overdue amounts are payable on demand.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict the Company's ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of the Company's business, (ix) amend the Company's organizational documents, or amend or otherwise modify certain of the Company's debt documents, (x) change the Company's fiscal quarter and fiscal year ends, (xi) enter into transactions with LKQ’s affiliates, (xii) make dividends, loans, and other transfers by subsidiaries of LKQ, and (xiii) issue certain equity interests. The Credit Agreement also requires the Company to comply with certain financial and affirmative covenants.

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

•                  our ability to integrate and manage all of our acquisitions, including Keystone Automotive Industries, Inc., successfully, or unanticipated costs of integration;

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

Acquisitions

Since our inception in 1998 we have pursued a growth strategy of both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. We focus principally on companies that will expand our geographic presence and our ability to provide a wider choice of alternative light vehicle replacement products and services to our customers.

In the first nine months of 2007, we acquired eight businesses (five in the recycled OEM products business, one that refurbishes and distributes head lamps and tail lamps and two in the aftermarket products business). These acquisitions included two businesses in Canada. These business acquisitions enabled us to expand our presence in existing markets, serve new market areas and expand our product line offering. On July 16, 2007 we signed a definitive merger agreement to acquire Keystone Automotive Industries, Inc. (“Keystone”) for an aggregate purchase price before transaction costs of approximately $807 million. The acquisition closed on October 12, 2007. This transaction will significantly expand our presence in the distribution of aftermarket collision repair parts and refurbished OEM aluminum alloy wheels.  In addition, this acquisition will make us the largest refurbisher of bumpers and bumper covers in the U.S.

We obtained a senior secured debt financing facility from Lehman Brothers Inc. and Deutsche Bank Securities Inc. to fund a portion of the Keystone acquisition. This facility consists of approximately $765 million of borrowing capacity. It is made up of a six year $610 million term loan, a six year CDN $40 million Canadian term loan, a six year $15 million dual currency (Canadian dollars and U.S. dollars) revolving credit facility and a six year $100 million revolving credit facility. As of October 25, 2007, we had outstanding debt under our new debt facility of $610.0 million U.S. dollars and CDN $40 million.

For the remainder of 2007 and into 2008, we may pursue additional acquisitions, but we plan to focus primarily on integrating the Keystone acquisition.

Sources of Revenue

Since 2004, our revenue from the sale of light vehicle replacement products and related services has ranged between 80% and 92% of our total revenue, of which between 1% and 13% of our total revenue has come from our self-service facilities. We sell the majority of our light vehicle replacement products to collision repair shops and mechanical repair shops. Our light vehicle replacement products include, for example, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket and refurbished products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2004, approximately 8% to 20% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, sales of aluminum ingots and sows, and sales of damaged vehicles that we sell to vehicle repairers. Our revenue from other sources has increased since 2004 primarily due to our obtaining an aluminum smelter through a business acquisition in 2006, higher scrap sales from our self-service retail and wheel operations, and higher bulk sales of certain products.

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

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors located primarily overseas, with the majority of our overseas vendors located in Taiwan. Our cost of goods sold for refurbished wheels and lights includes the price we pay for cores, freight, and costs to refurbish the parts, including overhead and depreciation costs.

In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory to fill a customer order, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2004, the revenue from brokered products that we sell to our customers has ranged from 4% to 8% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during the first nine months of 2007 was as follows (in thousands):

Balance as of January 1, 2007	$410
Warranty expense	2,933
Warranty claims	(2,793)
Balance as of September 30, 2007	$550

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at September 30, 2007 was approximately $3.2 million, which represents approximately 4.8% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2006 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million. For our light vehicle replacement parts operations, our exposure to uncollectible accounts receivable is limited because the majority of our sales are to a large number of small customers that are generally geographically dispersed. We also have certain customers in our light vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through credit approvals, credit limits, and monitoring policies.

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

We utilize outside professionals in the valuation industry to validate our assumptions and overall methodology used to determine the fair value estimates used in our goodwill impairment testing. As of September 30, 2007, we had $282.1 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2006. A 10% decrease in the fair value estimates used in the fourth quarter of 2006 impairment test would not have changed this determination. Our acquisition of Keystone in October 2007 will result in a significant increase in the amount of goodwill on our balance sheet that will be subject to future impairment testing. We estimate this additional amount of goodwill will be at least $550.0 million.

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

Accounting for Income Taxes

All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based upon the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. We operate in multiple tax jurisdictions with different tax rates, and we determine the allocation of income to each of these jurisdictions based upon various estimates and assumptions. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Although we have recorded all uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes,” and its related interpretation, these accruals represent estimates that are subject to the inherent uncertainties associated with the tax audit process, and therefore include contingencies.

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.6 million at September 30, 2007 and $0.9 million at December 31, 2006, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), effective January 1, 2007. See “Recently Issued Accounting Pronouncements” below and “Note 9. Income Taxes” in Part I, Item 1 of this Form 10-Q for further discussion.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R,”Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize the cost over the vesting period, and was effective for us on January 1, 2006. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC staff position concerning the application of SFAS123R, including interpretive guidance. We implemented the provisions of SFAS 123R and SAB 107 in the first quarter of 2006 using the modified prospective method, pursuant to which prior periods were not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R.  Compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of our registration statement for our initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” net of estimated forfeitures. We have elected to recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value, and amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial position, results of operations, and cash flows.

Segment Reporting

Over 96% of our operations are conducted in the U.S. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. In May and July 2007, we acquired two recycled OEM products businesses located in Canada. Revenue generated and properties located outside of the U.S. are not material. We manage our operations geographically. Our light vehicle replacement products operations are organized into ten operating segments, eight for recycled OEM products, one for aftermarket products and one for refurbished products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our light vehicle replacement products operations account for over 90% of our revenue, earnings, and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Data:	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.5%	54.8%	55.0%	54.5%
Gross margin	44.5%	45.2%	45.0%	45.5%
Facility and warehouse expenses	10.8%	11.4%	10.7%	10.8%
Distribution expenses	9.8%	10.3%	9.6%	10.3%
Selling, general and administrative expenses	12.0%	13.0%	12.1%	12.9%
Depreciation and amortization	1.5%	1.6%	1.5%	1.5%
Operating income	10.5%	9.0%	11.2%	10.1%
Other expense, net	0.7%	0.8%	0.7%	0.5%
Income before provision for income taxes	9.8%	8.2%	10.5%	9.6%
Net income	6.0%	5.3%	6.2%	5.8%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue. Our revenue increased 23.2% to $243.5 million for the three month period ended September 30, 2007, from $197.7 million for the comparable period of 2006. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions. Organic revenue growth was approximately 15.9% in 2007. We continued to expand our services to the insured repair industry and added local delivery routes that helped us to increase our market penetration. We have also continued to integrate the sale and distribution of our aftermarket, wheel and reconditioned light product offerings with recycled parts in more locations in order to provide a wider selection of products to our customers. Business acquisitions completed in 2007 and the full year impact of our 2006 acquisitions accounted for approximately $14.5 million of incremental revenue for the quarter.

Cost of Goods Sold. Our cost of goods sold increased 24.8% to $135.0 million in the three month period ended September 30, 2007, from $108.2 million in the comparable period of 2006. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 54.8% to 55.5%. Our cost of goods sold percentage increase was due primarily to a decrease of the margin of our smelter operations because of fluctuations in the price of aluminum during the third quarter of 2007, an increase of revenue during the third quarter of 2007 from our lower-margin smelter operations compared to the revenue from such operations in the same period of 2006, and our self service retail operations, where the costs of vehicles tend to fluctuate more than our other operations and where our objective is to maximize gross margin dollars rather than margin percentage.

Gross Margin. Our gross margin increased 21.3% to $108.5 million in the three month period ended September 30, 2007, from $89.4 million in the comparable period of 2006. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 45.2% to 44.5%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 16.7% to $26.2 million in the three month period ended September 30, 2007, from $22.4 million in the comparable period of 2006. Our acquisitions accounted for $2.1 million of the increase. Our remaining facility and warehouse expenses increased primarily due to $1.5 million in higher wages and fringe benefits resulting from increased headcount and stock-based compensation expenses for field personnel, along with higher rent, utilities, property taxes, supplies and repairs and maintenance, partially offset by $0.4 million of lower insurance reserve requirements and better legal claims experience. As a percentage of revenue, facility and warehouse expenses decreased from 11.4% to 10.8%.

Distribution Expenses. Distribution expenses increased 16.8% to $23.8 million in the three month period ended September 30, 2007, from $20.4 million in the comparable period of 2006. Our acquisitions accounted for $1.3 million of the increase. Our remaining distribution expenses increased due to higher wages and fringe benefits of $1.4 million primarily from an increase in the number of employees, and higher fuel costs, truck rentals and repairs. As a percentage of revenue, our distribution expenses decreased from 10.3% to 9.8%. Our labor, fuel and freight costs have increased at a lower rate than our organic revenue growth rate which has contributed to the decline in distribution expenses as a percentage of revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 13.7% to $29.1 million in the three month period ended September 30, 2007, from $25.6 million in the comparable period of 2006. Our acquisitions accounted for $1.6 million of the increase. The majority of the remaining expense increase was a result of an increase in labor and labor-related expenses of $2.1 million due primarily to higher sales commission expenses, increased headcount and higher stock-based compensation expense. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces, while our general and administrative expenses tend to be more fixed in nature. As a percentage of revenue our selling, general, and administrative expenses decreased from 13.0% to 12.0%. Our organic revenue growth in the three month period ended September 30, 2007 was 15.9%, which was higher than the rate of increase in selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 18.0% to $3.9 million in the three month period ended September 30, 2007, from $3.3 million in the comparable period of 2006. Our acquisitions accounted for $0.3 million of the increase in depreciation and amortization.

Operating Income. Operating income increased 43.2% to $25.6 million in the three month period ended September 30, 2007 from $17.9 million in the comparable period of 2006. As a percentage of revenue, operating income increased from 9.0% to 10.5%.

Other (Income) Expense. Total other expense, net increased 11.4% to $1.8 million for the three month period ended September 30, 2007, from $1.6 million for the comparable period of 2006.  The net interest expense component of other (income) expense increased 22.5% to $2.2 million for the three month period ended September 30, 2007, from $1.8 million for the comparable period of 2006.  Our average bank borrowings were approximately $43.7 million higher for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, due primarily to the funding of acquisitions. Included in other income in the three month period ended September 30, 2007 is approximately $0.4 million of proceeds recognized from a corporate-owned life insurance policy.  We use corporate-owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. As a percentage of revenue, net other expense decreased to 0.7% from 0.8%.

Provision for Income Taxes. The provision for income taxes increased 59.2% to $9.3 million in the three month period ended September 30, 2007, from $5.8 million in the comparable period of 2006, due primarily to improved operating results. Our effective tax rate was 38.9% in 2007 and 35.7% in 2006. The increase in our effective income tax rate in 2007 was due primarily to the reversal of $0.7 million of accrued income tax liabilities in 2006 that were no longer deemed necessary with the statutory closing of certain tax years, partially offset by $0.2 million resulting from a lower tax rate on our foreign income and the receipt of $0.4 million of nontaxable life insurance proceeds in the third quarter of 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue.  Our revenue increased 21.8% to $712.1 million for the nine month period ended September 30, 2007, from $584.8 million for the comparable period of 2006. The increase in revenue is primarily due to the higher volume of products sold and business acquisitions. Organic revenue growth was approximately 12.1% in the nine month period ended September 30, 2007. We have continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. We have also continued to integrate the sale and distribution of our aftermarket, wheel and reconditioned light product offerings with recycled parts in more locations in order to provide a wider selection of products to our customers. The eight business acquisitions completed in 2007 and the full year impact of our 2006 acquisitions accounted for approximately $56.6 million of incremental revenue for the nine month period ended September 30, 2007.

Cost of Goods Sold. Our cost of goods sold increased 22.8% to $391.5 million in the nine month period ended September 30, 2007, from $318.9 million in the comparable period of 2006. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 54.5% to 55.0%. Our cost of goods sold percentage increased primarily due to the lower gross margin of our aluminum smelter that is used to economically dispose of wheels that cannot be refurbished. This smelter had revenue of $29.4 million at a gross margin of 5.3% during the nine month period ended September 30, 2007, compared to $19.9 million at a gross margin of 6.7% during the comparable period of 2006.

Gross Margin. Our gross margin increased 20.6% to $320.6 million in the nine month period ended September 30, 2007, from $266.0 million in the comparable period of 2006. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 45.5% to 45.0%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 21.3% to $76.4 million in the nine month period ended September 30, 2007, from $63.0 million in the comparable period of 2006. Our acquisitions accounted for $8.4 million of the increase. Our remaining facility and warehouse expenses increased primarily due to $3.3 million in higher wages and fringe benefits resulting from increased headcount and stock-based compensation expenses for field personnel, along with higher rent, utilities, property taxes, supplies and repairs and maintenance, partially offset by $0.5 million of lower insurance reserve requirements and better legal claims experience. As a percentage of revenue, facility and warehouse expenses decreased from 10.8% to 10.7%.

Distribution Expenses. Distribution expenses increased 13.4% to $68.2 million in the nine month period ended September 30, 2007, from $60.1 million in the comparable period of 2006. Our acquisitions accounted for $3.2 million of the increase. Our remaining distribution expenses increased due to higher wages and fringe benefits of $2.9 million primarily from an increase in the number of employees, and higher fuel costs, freight, truck rentals and repairs. As a percentage of revenue, our distribution expenses decreased from 10.3% to 9.6%. Our labor, fuel and freight cost have increased at a lower rate than our organic revenue growth rate which has contributed to the decline in distribution expenses as a percentage of revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 14.3% to $86.0 million in the nine month period ended September 30, 2007, from $75.2 million in the comparable period of 2006. Our acquisitions accounted for $5.7 million of the increase. The majority of the remaining expense increase was a result of an increase in labor and labor-related expenses of $5.2 million due primarily to higher sales commission expenses, increased headcount and higher stock-based compensation expense. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces, while our general and administrative expenses tend to be more fixed in nature. Our organic revenue growth in the nine month period ended September 30, 2007 was 12.1%, which was higher than the rate of increase in selling, general and administrative expenses. As a percentage of revenue our selling, general, and administrative expenses decreased from 12.9% to 12.1%.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 22.6% to $10.9 million in the nine month period ended September 30, 2007, from $8.9 million in the comparable period of 2006. Our acquisitions accounted for $0.7 million of the increase in depreciation and amortization.

Operating Income. Operating income increased 35.2% to $79.5 million in the nine month period ended September 30, 2007 from $58.8 million in the comparable period of 2006. As a percentage of revenue, operating income increased from 10.1% to 11.2%.

Other (Income) Expense. Total other expense, net increased 67.1% to $4.9 million for the nine month period ended September 30, 2007, from $2.9 million for the comparable period of 2006.  The net interest expense component of other (income) expense increased 47.3% to $6.1 million for the nine month period ended September 30, 2007, from $4.1 million for the comparable period of 2006.  Our average bank borrowings were approximately $41.1 million higher for the nine month period ended September 30, 2007 as compared to the comparable period of 2006, due primarily to the funding of acquisitions. Included in other income in the nine month period ended September 30, 2007 is approximately $0.9 million of proceeds recognized from corporate owned life insurance policies. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. Included in other income in the comparable period of 2006 is a gain of $0.7 million on the sale of equity securities. As a percentage of revenue, net other expense increased to 0.7% from 0.5%.

Provision for Income Taxes. The provision for income taxes increased 39.5% to $30.2 million in the nine month period ended September 30, 2007, from $21.7 million in the comparable period of 2006, due primarily to improved operating results. Our effective tax rate was 40.5% in 2007 and 38.8% in 2006. The increase in our effective income tax rate in 2007 was due primarily to the reversal of $0.7 million of accrued income tax liabilities in 2006 that were no longer deemed necessary with the statutory closing of certain tax years and the write off of approximately $0.6 million of deferred tax assets in 2007 due to a change in a state tax law effective in 2007, partially offset by the receipt of $0.9 million of nontaxable life insurance proceeds in 2007.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At September 30, 2007 we had $225.3 million in cash and no amount outstanding under our revolving credit facility.  On September 25, 2007 we completed a public offering of 13.8 million shares of our common stock, with 11.8 million shares sold by us and 2.0 million shares sold by certain selling stockholders. We received approximately $349.5 million in net proceeds from the offering, after deducting underwriting discounts and expenses of the offering. We paid all amounts outstanding under our revolving credit facility at that time and temporarily invested the remaining proceeds in cash equivalents pending the acquisition of Keystone on October 12, 2007.

In order to finance our acquisition of Keystone and to re-finance our unsecured credit facility, we obtained a senior secured debt financing facility (“Credit Agreement”) from Lehman Brothers Inc. (“Lehman”) and Deutsche Bank Securities, Inc. (“Deutsche Bank”) on October 12, 2007, which was amended on October 26, 2007. The Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provides for the issuance of letters of credit of up to $35 million in US dollars and up to $10 million in either U.S. or Canadian dollars, for a swing line credit facility of $25 million under the $100 million revolving credit facility, and the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate. The letter of credit facilities and the swing line facility are part of the revolving credit facilities identified above and use of such facilities is taken into account when determining availability under such credit facilities. All of the obligations under the Credit Agreement are unconditionally guaranteed by each of our domestic subsidiaries. Obligations under the Credit Agreement, including the related guarantees, are collateralized by a security interest in substantially all of our domestic assets and our U. S. subsidiaries and a pledge of not more than

65% of the total outstanding voting interests of any direct or indirect non-U.S. subsidiary of ours that is a “controlled foreign corporation.”  Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts beginning in 2008, with the balance payable in full at the end of year six. Amounts due under each revolving credit facility will be due and payable at the end of year six. We are also required to prepay the term loan facilities upon the sale of certain assets, upon the incurrence of certain debt, upon receipt of certain insurance and condemnation proceeds, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio.

Indebtedness made and payable in U.S. dollars under the Credit Agreement bears interest, at our option, at (i) a base rate (the higher of (x) the rate that is the prime lending rate as set forth on the British Banking Association Reuters Page 5 or, under certain circumstances, such other comparable page as the agents may choose, as in effect from time to time, and (y) 0.5% in excess of the overnight federal funds rate) plus an applicable margin currently of 1.25% per annum, or (ii) a Eurodollar rate as determined by the administrative agent for the respective interest period plus an applicable margin currently of 2.25% per annum, except that indebtedness in respect of swing line loans bears interest only at the rate referred to in clause (i). Indebtedness made and payable in Canadian dollars under the Credit Agreement is made, at our option, as bankers’ acceptance loans or loans that bear interest at a rate equal to the rate per annum of interest publicly quoted or established as the “prime rate” of Deutsche Bank AG Canada Branch for commercial loans in Canadian dollars to its Canadian borrowers (which does not necessarily represent the lowest or best rate actually available) plus an applicable margin currently of 1.25% per annum.  Under each bankers’ acceptance loan, each Canadian lender will purchase a bill of exchange, including a depository bill issued in accordance with the Depository Bills and Notes Act (Canada), denominated in Canadian dollars and discount notes, and we will sell such bill of exchange, at the applicable discount rate which, (1) in respect of any bill of exchange accepted by a lender named on Schedule I to the Bank Act (Canada), is the average of the annual rates for bankers’ acceptances having the same specified term and face amount as the loan to be made to us that is reported by the Reuters Screen CDOR Page as of 10:00 a.m. on such day (or the next preceding business day if such day is not a business day) (or if not reported by the Reuters Screen, then will be the average of the discount rate offered by the five largest (by assets) Canadian charter banks) and (2) in respect of any other lender, the CDOR described above plus .10%.  We will also pay an acceptance fee for each bankers’ acceptance loan currently equal to 2.25% per annum.  The applicable margin and acceptance fee for loans under the revolving credit facilities are subject to a decrease of 0.25% based upon our total leverage ratio and the interest rate option chosen. Interest will be payable quarterly in arrears, except that interest based on a Eurodollar rate or bankers’ acceptance loans is payable in arrears on the last day of the relevant interest period and, for any Eurodollar interest period longer than three months, quarterly. Any default in the payment of principal, interest, or other overdue amounts bears interest at 2% above the rate otherwise applicable (or, if there is no applicable rate, at 2% above the base rate referred to in clause (i) above for loans made in U.S. dollars and the “prime rate” referred to in the second sentence of this paragraph for loans made in Canadian dollars). All overdue amounts are payable on demand.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with LKQ’s affiliates, (xii) make dividends, loans, and other transfers by subsidiaries of LKQ, and (xiii) issue certain equity interests. The Credit Agreement also requires us to comply with certain financial and affirmative covenants.

We generated $31.5 million of cash flow from operating activities in the nine month period ended September 30, 2007 and believe that cash flow from operating activities and availability under our Credit Agreement will be adequate to fund our short term liquidity needs. Our liquidity needs have primarily been to fund working capital requirements and expand our facilities and network. For the immediate future we will also incur restructuring and other costs associated with our acquisition and integration of Keystone. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 28,600 and 93,200 wholesale salvage vehicles in the three month and nine month periods ended September 30, 2007, respectively, and 23,800 and 83,800 in the comparable periods of 2006, respectively. In addition, we acquired approximately 48,400 and 145,700 salvage vehicles for our self-service retail operations in the three month and nine month periods ended September 30, 2007, respectively, and 43,300 and 96,400 in the comparable periods of 2006, respectively. Our purchases of aftermarket parts and wheels totaled approximately $24.7 million and $78.3 million in the three month and nine month periods ended September 30, 2007, respectively, and $22.4 million and $69.2 million in the comparable periods of 2006, respectively.

Net cash provided by operating activities totaled $31.5 million for the nine month period ended September 30, 2007, compared to $30.8 million for the same period of 2006. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash, net of purchase transactions, included increases in receivables and inventory.  Receivables increased primarily due to our increased sales volume. Inventories increased due primarily to recycled salvage inventory purchases being higher as we reduced our backlog of inventory more slowly than prior years to take advantage of favorable buying conditions. Prepaid income taxes/income taxes payable was a source of cash due to the excess tax benefit from higher levels of stock option exercises during the third quarter of 2007. Other operating assets and liabilities provided cash due to higher levels of accruals because of timing and higher operating costs.

Net cash used in investing activities totaled $87.3 million for the nine month period ended September 30, 2007, compared to $93.6 million for the same period of 2006. We invested $55.7 million of cash in eight acquisitions in 2007 compared to $68.1 million for nine acquisitions in the comparable period of 2006. Purchases of investment securities increased $5.9 million in 2007 related to acquisitions of additional shares of Keystone. Net property and equipment purchases increased $1.4 million in 2007. We repaid an escrow liability of $2.6 million in the first quarter of 2006 related to a 2004 business acquisition.

Net cash provided by financing activities totaled $277.0 million for the nine month period ended September 30, 2007, compared to $65.9 million for the same period of 2006. We received $349.5 million in net proceeds from the sale of 11.8 million shares of common stock in a public offering in the third quarter of 2007. Exercises of stock options and warrants totaled $8.3 million in 2007 and $5.5 million in 2006, and the related excess tax benefit from stock option exercises totaled $12.2 million in 2007 and $5.7 million in 2006. We had net repayments of $88.2 million under our credit facility in 2007, compared to net borrowings of $56.0 million in 2006. Repayments of long-term debt obligations totaled $3.5 million in 2007 and $1.2 million in 2006. In the first quarter of 2007, we repurchased and retired 100,000 shares of redeemable common stock for $1.1 million pursuant to a call option that was issued in connection with a 2003 business acquisition.

We may in the future borrow additional amounts under our credit facility or enter into new or additional borrowing arrangements. We anticipate that the proceeds remaining after funding the Keystone acquisition, including integration and restructuring costs, and proceeds from any new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire other businesses and redistribution facilities; to further the integration of our aftermarket, wheel and light refurbishing and recycled OEM product facilities; to expand and improve existing facilities; to purchase property, equipment, and inventory; and for working capital.

During the nine month period ended September 30, 2007, as part of the consideration for business acquisitions completed during the period, we issued promissory notes totaling approximately $1.4 million. The notes bear interest at annual rates of 4.25 % to 5.5%, and interest is payable at maturity.

We believe that our current cash and equivalents, cash provided by operating activities, and funds available under our new Credit Agreement will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants in addition to those to which we are subject under our current Credit Agreement. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

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

Our investments in Central America and Canada are not material, and we do not attempt to hedge our foreign currency risk related to such operations.

Item 4.       Controls and Procedures

As of September 30, 2007, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

                PART II

OTHER INFORMATION

                Item 1A. Risk Factors

                Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2006 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 for information concerning risks and uncertainties that could negatively impact us.  The following items are changes and additions to the risks and uncertainties previously disclosed in such reports.

Challenges to the validity of aftermarket products by OEMs could adversely affect our business.

                Original equipment manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The original equipment manufacturers have brought such claims in federal court and with the United States International Trade Commission.  Since our acquisition of Keystone Automotive Industries, Inc. in October 2007, the distribution of aftermarket products constitutes a significantly larger percentage of our business.

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

                To the extent that the original equipment manufacturers are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. We will likely incur significant expenses investigating and defending intellectual property infringement claims. In addition, an unexpected result of the intellectual property infringement litigation is that the Certified Automotive Parts Association, or CAPA, is decertifying parts that are the subject of the claims. Lack of CAPA certification may negatively impact us because many major insurance companies recommend or require the use of CAPA certified parts.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

                Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. As of September 30, 2007, our total goodwill, subject to future impairment testing, was approximately $282.1 million. Our acquisition of Keystone in October 2007 will result in a significant increase in the amount of goodwill on our balance sheet that will be subject to future impairment testing.  We estimate that the additional amount of goodwill from the Keystone acquisition will be at least $550.0 million.

We may not be able to successfully integrate Keystone’s business and such integration may cause us to incur unanticipated costs.

                We may experience difficulty integrating Keystone’s personnel and operations with our own. Even though we have acquired other businesses, Keystone was our largest acquisition. The magnitude of the Keystone acquisition may present significant integration challenges, including with respect to systems consolidation. In addition, the costs of such integration may be significantly higher than we have anticipated. The successful integration of Keystone’s business with our own will require substantial attention from our management and employees which may decrease the time they devote to normal and customary operating, selling and administrative functions. If we are unable to successfully integrate Keystone’s business within a reasonable period of time, we may not be able to realize the potential benefits anticipated from the Keystone acquisition. Our financial results could be adversely affected if we do not successfully integrate Keystone’s business.

                Furthermore, even if we are able to successfully integrate Keystone’s business with our own, we may not be able to realize the cost savings, synergies and revenue enhancements that we anticipate from the Keystone acquisition, either in the amount or in the time frame that we expect.

Financing the Keystone acquisition substantially increased our leverage and involves restrictions on our business.

                In connection with the acquisition of Keystone, we entered into a senior secured debt financing facility with a group of lenders.  Our total outstanding indebtedness (including bank financing, letters of credit, and notes payable in connection with acquisitions) has increased to $679.0 million. The increase in our indebtedness may reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditure or working capital needs because we will require additional funds to service our indebtedness.

                In addition, the new credit agreement contains operating and financial restrictions and requires that we satisfy certain financial tests. The failure to comply with any of these covenants would cause a default under the credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facility or it may not be on terms that are acceptable to us.

Keystone’s business may have liabilities that are not known by us.

                As a result of the Keystone acquisition, we assumed Keystone’s liabilities. There may be liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations of Keystone. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. Also, we may learn additional information about Keystone’s business that adversely affects us, such as unknown or contingent liabilities and issues relating to compliance with applicable laws.

Item 6.  Exhibits

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES9

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2007.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)