Form 10-K
period 2007-12-31
LKQ CORP
filed 2008-02-29
CIK 1065696

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-50404

LKQ CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
120 North LaSalle Street Suite 3300 Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (312) 621-1950

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

           The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $1,215,322,726 (based on the closing sale price on the Nasdaq Global Select Market on June 29, 2007). At February 20, 2008, the registrant had issued and outstanding an aggregate of 134,503,870 shares of common stock.

Documents Incorporated by Reference

           Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 5, 2008, described in Part III hereof, are incorporated by reference in this report.

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

  •
  declines in the values of our assets;

  •
  fluctuations in fuel prices;

  •
  our ability to develop and implement the operational and financial systems needed to manage our growing operations;

  •
  our ability to integrate and successfully operate recently acquired companies and any companies acquired in the future and the risks associated with these companies;

  •
  the risk that Keystone's business will not be integrated successfully or that we will incur unanticipated costs of integration; and

  •
  the ability to maintain Keystone's vendor relationships and retain key employees.

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

NOTE REGARDING STOCK SPLIT

          On November 5, 2007, our Board of Directors declared a two-for-one split of the shares of our common stock payable in the form of a stock dividend to the stockholders of record on November 16, 2007. We paid the stock dividend on December 3, 2007. All information regarding per share amounts and the number of shares of our common stock in this Annual Report reflects the two-for-one stock split.

ITEM 1.    BUSINESS

Overview

          We provide replacement systems, components, and parts needed to repair light vehicles (cars and light trucks). Buyers of light vehicle replacement products have the option to purchase from primarily three sources: new products produced by original equipment manufacturers ("OEMs"), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to generically as "aftermarket" products; and recycled products originally produced by OEMs, which we refer to as recycled OEM products. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the light vehicle repair market. We also refurbish bumpers, wheels, head lamps and tail lamps.

          We are the largest nationwide provider of recycled OEM products and related services, with sales, processing, and distribution facilities that reach most major markets in the U.S. In October 2007, we acquired Keystone Automotive Industries, Inc., the nation's leading distributer of aftermarket collision replacement products. As a result, we are the largest nationwide provider of aftermarket collision replacement products, and refurbished bumper covers and wheels. We believe there are opportunities for growth in all of our product lines through acquisitions and internal development.

          We procure salvage vehicles, primarily at auctions, using our locally based professionals, proprietary processes, and a disciplined procurement system. In addition, as an alternative source of salvage vehicles, we obtain some inventory directly from insurance companies, vehicle manufacturers, and other suppliers. Once we have received proper title, which serves as a safeguard that the vehicles have not been stolen, we dismantle such vehicles for recycled OEM products. We purchase aftermarket products from manufacturers, primarily in Taiwan, using proprietary order management systems.

          Our customers include collision and mechanical repair shops and, indirectly, insurance companies, including extended warranty companies. The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. We indirectly rely on insurance companies, which ultimately pay the collision repair shops for the repair of insured vehicles, as a source of business. These insurance companies exert significant influence in the vehicle repair decision, and increasingly look to a nationwide source for consistency, quality, and availability of replacement products. Because of their importance to the process, we have formed business relationships with certain insurance companies, and with certain extended warranty providers, in order to be their preferred light vehicle alternative parts supplier. For example, with some insurance companies we have vehicle repair order estimate review programs in place and provide their claims adjusters a part quote and locator service. In addition, we provide them an outlet to dispose of certain total loss vehicles directly to us. We provide extended warranty companies a single national call desk to service their nationwide needs for mechanical products.

          We believe we provide customers a value proposition that includes high quality products, extensive product availability due to our regional inventory trading zones, product costs lower than new OEM products, and quick delivery. We provide benefits to repair shops and insurance companies because the lower costs for our products enable many vehicles to be repaired rather than declared a total loss. By expanding our product offerings to include recycled OEM products, aftermarket products, and refurbished bumpers, wheels and head and tail lamps, we now offer customers an extensive range of light vehicle replacement products. We believe this unique combination of recycled, aftermarket and refurbished products allows us to serve as a "one-stop" solution for our customers looking for the most cost advantageous way to repair vehicles.

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

          In February 2004, we expanded our product offerings by acquiring a supplier of aftermarket products and a provider of self-service retail recycled vehicle products.

          In January 2006, we acquired an aluminum alloy wheel refurbishing business.

          In January 2007, we acquired a head and tail lamp refurbishing company.

          In October 2007, we significantly increased our size by acquiring Keystone Automotive Industries, Inc. At the time of the acquisition, Keystone was the leading distributor of aftermarket collision replacement parts. Keystone also refurbished alloy wheels, which added to our existing wheel business. The Keystone acquisition also expanded our product offerings with the following: refurbishing of chrome plated and plastic bumpers and the distribution of paint and other materials used in the repair of damaged vehicles.

          With the acquisition of Keystone, the percentage of our revenue that will be derived from the sales of aftermarket and refurbished products and services will be higher than in previous years. Assuming that we owned Keystone for the entire year ended December 31, 2007, revenue derived from recycled OEM products and related services would have represented approximately 31.2% of our revenue, sales of aftermarket and refurbished products and services would have represented approximately 57.6% of our revenue, and sales of other products, such as scrap and other bulk products, would have represented approximately 11.2% of our revenue.

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

We Believe We Have the Only National Network for Alternative Automotive Replacement Products and it Would be Difficult to Replicate.

          We have invested significant capital developing a national network of recycled OEM and aftermarket product facilities that serves most major metropolitan areas in the U.S. We have differentiated ourselves from our local competitors and made replication of our network difficult by developing our network through purchasing anchor companies that were among the largest companies in the industry. The difficulty and time required to obtain proper zoning, as well as dismantling and other environmental permits necessary to operate newly-sited recycled OEM facilities, would make establishing such new facilities challenging. In addition, there are difficulties associated with recruiting and hiring an experienced management team that has strong industry knowledge and local relationships with customers. Finally, our national network allows us to enter new adjacent markets quickly by establishing redistribution facilities, which avoids the need for local dismantling capabilities and inventory.

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

We Have a Proven and Effective Procurement Process.

          We have information systems and methodologies designed to enable us to procure salvage vehicles and aftermarket products cost-effectively. As our largest single expenditure, efficient procurement of salvage vehicles and aftermarket products is critical to the growth, operating results and cash flow of our business. Our processes and know-how allow us to identify and value the parts that can be recycled on a damaged vehicle at auction and to determine rapidly the maximum price we will pay for the vehicle in order to achieve our target margins on resale of the recycled OEM products. We carefully analyze the market and obtain aftermarket products and salvage vehicles of the type whose parts are in demand at prices that we believe will allow us to sell products profitably. We have also taken advantage of our relationships with insurance companies and vehicle manufacturers to obtain salvage vehicles outside the auction process.

We Have a Broad and Deep Inventory of Products.

          We believe that our customers place a high value on availability of a broad range of light vehicle replacement products. We also believe that our inventory of recycled OEM, aftermarket and refurbished products allows us to fill a higher percentage of our customers' orders than our competitors. In addition, our ability to share inventory on a regional basis increases the availability of replacement products and also helps us to fill a higher percentage of our customers' orders. We have developed regional trading zones within which we make our inventory available to our local facilities, mostly via overnight product transfers. We manage our inventory and purchasing on a regional basis to enhance the availability of the products that we believe will be in the highest demand within each region. Our broad and deep inventory furthers our ability to serve as a "one-stop" solution for our customers' recycled OEM, aftermarket and refurbished product needs.

We Have Implemented Management Disciplines.

          Our management and operations team is highly experienced, with many managers having spent their entire careers in the light vehicle replacement parts industry. We have developed and built procurement, operating, and financial systems that have allowed us to grow and develop our national network and implement professional management techniques and disciplines. As our business has grown, we have acquired additional management talent that has furthered the sharing of best practices throughout the company. In addition, our senior management team has extensive acquisition experience and will continue to use our disciplined approach in targeting growth opportunities.

Our Strategies

Strengthen our North American Network Through Internal Growth and Acquisitions.

          Our current focus is to integrate the Keystone operations into our own and attempt to maximize the synergies of the Keystone acquisition. Nevertheless, we intend to continue to expand our market coverage through a combination of internal development and acquisitions and to look for opportunities to expand into new regions and into adjacent markets. We plan to establish a presence in additional major metropolitan markets and a number of smaller markets in North America. We have applied an analytical and disciplined approach to our acquisition process and have targeted companies with strong management teams, a record of environmental compliance, solid growth prospects, and a reputation for quality and customer service. We have also expanded our product offerings and will continue to consider additional opportunities to expand our product offerings further.

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

Further Develop our Technology and Business Processes.

          We continue to emphasize the use of technology in our processes to improve efficiency and to increase the standardization of our business. We continue to develop our technology to allow us to better manage and analyze our inventory, to assist our sales people with up-to-date pricing and availability of our products, and to further enhance our procurement process. For example, many of our representatives responsible for procuring vehicles, whom we refer to as "scouts," are equipped with handheld computing devices to assist them in appraising the vehicles prior to submitting a bid to purchase the vehicle.

Raise Industry Standards by Being the Industry Leader.

          Since our inception, we have employed a professional approach to the light vehicle recycling business and have applied the same approach to our aftermarket and refurbished business. Our leadership position in the collision repair aftermarket industry was further enhanced with our acquisition of Keystone, which was the largest provider of collision repair aftermarket products. We continue to seek new ways to improve our methodologies and to communicate our standards to our customers. We further believe that, by elevating industry standards in areas such as customer service, integrity, product quality and availability, delivery time, warranty support, environmental compliance, and appearance of facilities, we can help promote the acceptability of the use of recycled OEM, aftermarket and refurbished products.

Our Process

          Our operations generally involve the procurement of inventory, vehicle processing (in the case of wholesale recycled OEM products), sales, and distribution. We also perform refurbishing of OEM wheels, bumpers, head lamps and tail lamps. Such refurbishing work is primarily cosmetic.

Procurement of Inventory

          We start the process of procuring recycled OEM products for our wholesale operations by acquiring severely damaged or totaled vehicles. We acquired approximately 126,000 salvage vehicles for our wholesale operations in 2007. We purchase the majority of our vehicles from salvage auctions. Wrecked vehicles are sold at salvage auctions held each weekday throughout the country. Salvage auctions provide an outlet for salvage vehicles to be processed and sold primarily to automotive recyclers and rebuilders. We pay third parties fees to tow the vehicles from the auction to our facilities. Salvage auctions charge fees both to the supplier of vehicles (primarily insurance companies) and to the purchaser (including us).

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

          We also obtain salvage vehicles and parts from insurance companies, vehicle manufacturers, abandoned vehicle programs, and other salvage sources. Some of these arrangements allow us to acquire salvage vehicles directly from the insurance company or vehicle manufacturer at a cost calculated as a percentage of revenue, which is remitted as products are sold from these vehicles. These arrangements eliminate the fees we and the insurance company would otherwise pay to the salvage auction and provide us inventory with a lower initial expenditure of capital.

          We acquire inventory for our self-service recycled OEM products operations from a variety of sources, including but not limited to auctions, towing companies, municipalities, insurance carriers, charitable organizations and the general public. In 2007, we purchased approximately 197,500 salvage vehicles for our self-service recycled OEM products operations.

          We purchase aftermarket products from independent manufacturers. If we had owned Keystone for the entire year ended December 31, 2007, approximately 43% of our aftermarket products would have been purchased and imported directly from manufacturers in Taiwan, and approximately 57% of our aftermarket products would have been purchased from locations in the U.S.; however, we believe that the majority of these products are manufactured in Taiwan and other Asian countries. No single supplier currently provides more than 27% of our aftermarket products. We use proprietary order management systems to procure our aftermarket inventory. The systems prompt inventory purchases based on stocking levels and historical sales data. We believe that the systems help us to procure our aftermarket inventory efficiently and to maintain one of the highest fulfillment rates in the aftermarket products industry.

Vehicle Processing

          Vehicle processing for our wholesale operations involves dismantling a salvage vehicle into recycled OEM products ready for delivery. When a salvage vehicle arrives at one of our facilities, an inventory specialist identifies, catalogs, and schedules the vehicle for dismantling. We do not dismantle any vehicle until we have received proper title documentation, which serves as a safeguard that the vehicle was not stolen.

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

          Each inventory item is entered into our inventory tracking system, inspected for quality, tagged for identification, and prepared for storage and delivery to our customers. Mechanical products not in a condition to be sold as recycled products or that are in surplus supply are separated and sold in bulk to parts remanufacturers. The remaining vehicle hulks and components, such as fabrics, rubber, plastics, and glass, are sold to scrap processors.

Refurbishing Process

          We refurbish both chrome plated bumpers and plastic bumper covers. The refurbishing process for chrome plated bumpers generally includes some or all of the following steps: straightening or reforming to original dimensions; welding breaks or cracks; surface grinding to remove rust or corrosion; chemical stripping to remove the original electroplated finishes; metal polishing and buffing; electroplating layers of copper, or nickel and chromium; and inspecting and packaging.

          The refurbishing process for plastic bumper covers generally includes some or all of the following steps: straightening or reforming to original dimensions with heat; sanding or sandblasting the surface; using plastic welding techniques when necessary; finishing the surface with various epoxies and similar materials; painting; texturing and color coating as needed; and inspecting and packaging.

          We refurbish steel and alloy wheels. The refurbishing process for wheels generally includes some or all of the following steps: straightening; welding minor dents or chips; hand-detailing; painting; machining; applying a clear powder coat; and inspecting and packaging.

          We refurbish head and tail lamps. The refurbishing process for lamps includes: a proprietary method of repairing the housing; sanding and buffing to remove imperfections; cleaning the lamp; re-coating the lens with a UV protectant coat; reassembling; and inspecting and packaging.

          Our refurbished products are processed from cores obtained from our recycled OEM locations, from customers and from brokers. The higher quality cores are then refurbished. For popular wheels, we also purchase aftermarket wheels from outside vendors to fill demand.

Sales

          As of December 31, 2007, we employed 606 full-time sales staff in our wholesale recycled OEM products operations. Of these, 561 were located at sales desks at our facilities and generally are responsible for accepting incoming calls from, and selling our inventory to, our customers. We put all of our sales personnel through a thorough training program. Most of our sales personnel are paid primarily on a commission basis. In addition, as of December 31, 2007, we had approximately 45 traveling sales staff who visit our customers and focus on business development in various markets.

          In our aftermarket products operations, sales orders are accepted by either our local delivery drivers or by our aftermarket and refurbished products sales personnel at our sales call centers. As of December 31, 2007, we had approximately 600 employees selling aftermarket and refurbished products at such call centers. Our wholesale recycled OEM sales personnel can also sell our aftermarket and refurbished products.

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

Distribution

          Each sale results in the generation of a work order. A dispatcher is then responsible for ensuring product accuracy, printing the final invoice, and including the products on the appropriate truck route for delivery to the customer. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans. These trucks deliver products to our customers within a specified territory, typically on a daily basis. In markets where we offer recycled OEM, aftermarket and refurbished products, we often deliver more than one product type on the same delivery routes to help minimize distribution costs.

          Additionally, we have developed an internal distribution network to allow our sales representatives to sell recycled OEM, aftermarket and refurbished products from the inventory of nearby facilities within our regional trading zones, thus improving our ability to fulfill customer requests and to improve inventory turnover. We operate approximately 265 daily transfer runs between our facilities generally within our trading zones each weekday which carry recycled OEM, aftermarket and refurbished products. In addition, we have approximately 2,400 local delivery routes serving our customers each weekday.

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

          When we obtain a mechanical product, wheels, bumpers or certain lighting products from a dismantled vehicle and determine that we have an excess supply of such product or it is defective, the mechanical item is then sold in bulk to mechanical remanufacturers, while the wheel, bumper and lighting items are sent to our refurbishment locations. We refer to these items as core products. The majority of the mechanical products are transferred to our core facility in Houston, Texas where we sort them by product and model type. Examples of such products are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors.

          When we procure aftermarket products and decide which wheels, bumpers and lights to refurbish, we focus on products that are in the most demand by the insured repair market. Our most popular aftermarket products are head lamps, tail lamps, grilles, hoods, mirrors, bumpers, bumper covers, and fenders. We offer paint and related repair materials (like tape, sandpaper, paint guns and frame racks) so that our customers can purchase these products and the alternative automotive repair parts from a single source.

          In 1987, the Certified Automotive Parts Association ("CAPA") was founded to provide insurance companies, distributors, collision repair shops and consumers with an objective method of evaluating the functional equivalence of aftermarket collision replacement products and OEM collision replacement products. CAPA, a non-profit association of insurance companies, manufacturers, importers, distributors, collision repair shops and consumer groups, establishes the specifications for, tests and certifies the quality of aftermarket collision replacement products. Through independent testing laboratories, CAPA develops engineering specifications for aftermarket collision replacement products based upon an examination of OEM parts; certifies the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certifies the materials, fit and finish of specific aftermarket collision replacement products. Many major insurance companies have adopted policies recommending or requiring the use of parts certified by CAPA, when available. We distribute parts certified by CAPA when available and actively participate with CAPA, insurance companies and consumer groups in encouraging independent manufacturers of collision replacement products to seek CAPA certification.

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

Our Employees

          As of December 31, 2007, we had approximately 9,100 employees. In July 2006, approximately 60 of our employees at our Totowa, New Jersey facility voted to be represented by a union. We signed a collective bargaining agreement with the union in July 2007. Approximately 200 of our employees at our bumper refurbishing plant in Mexico and approximately 130 of our employees at our recycled OEM parts facility in Quebec City, Canada are also represented by unions. Other than these locations, none of our employees is a member of a union or participates in other collective bargaining arrangements.

Our Facilities

          Our corporate headquarters are located at 120 North LaSalle Street, Suite 3300, Chicago, Illinois 60602. In February 2004, we entered into a new lease, which became effective on August 1, 2004, to remain in our current office space. The term of the new lease is ten years, but either party can terminate the lease in July 2009. We also have regional offices throughout the United States and Keystone offices in Nashville, Tennessee and Pomona, California, all of which perform corporate functions. The primary functions performed at our corporate offices are financial, accounting, treasury, marketing, business development, human resources, information systems support, and legal. In addition to our corporate offices, we have numerous operating facilities that handle recycled OEM, aftermarket, refurbished, and self-service retail products. We operate out of a total of approximately 300 physical locations. A majority of these locations are leased. Some of our locations include more than one of our different types of products. Thus, some of our facilities may be described under more than one category below.

Recycled OEM Parts

          Our wholesale recycled OEM parts facilities are located among eight geographic regions. A typical facility has processing, sales and distribution operations, including a large warehouse with multiple bays to dismantle vehicles, indoor and outdoor storage areas, and administrative and sales offices. Equipment typically used at each facility includes hydraulic lifts, forklifts and loaders, and hand tools to dismantle vehicles. We also have facilities that operate primarily as redistribution centers. As of December 31, 2007, we conducted our wholesale recycled OEM parts operations from 70 facilities, 55 of which include a combination of processing, sales and redistribution operations, and 15 of which are primarily redistribution facilities. We also have four recycled OEM parts facilities in Central America.

Aftermarket Parts

          We conduct our aftermarket parts business from facilities that serve as sales, warehousing or distribution centers for these parts. As of December 31, 2007, we conducted our aftermarket parts operations from 191 facilities in the United States and Canada. This number of facilities will be reduced as we continue to integrate the Keystone acquisition throughout 2008.

Refurbished Parts

          We refurbish bumpers and wheels at 64 locations in the United States and Canada and one location in northeast Mexico. We refurbish head lamps and tail lamps primarily at a facility in Grand Rapids, Michigan.

Self-Service Retail Parts

          Our self-service retail parts facilities typically consist of several acres of vehicles stored outdoors and a retail building through which customers access the vehicles. As of December 31, 2007, we conducted our self-service retail parts operations from 27 facilities in the United States.

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

          We also compete with distributors of aftermarket and refurbished collision light vehicle products. The distribution of aftermarket collision parts is highly fragmented and our competitors, other than OEMs, generally are independently owned distributors having from one to three distribution centers.

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

          We have separate third party providers for our financial systems such as financial and budget reporting, general ledger accounting, accounts payable, payroll, and fixed assets. We intend to implement a common financial reporting system throughout our organization.

          We currently protect our local customer, inventory, and corporate consolidated data, such as financial information, e-mail files, and other user files, with daily backups. These backups are stored off site with a third party data protection vendor.

          We have consolidated our facility management systems onto regional system platforms. The hardware for all such platforms is located at a single data center. The center is in a secure environment with around-the-clock monitoring; redundant power backup; and multiple, diverse data and telecommunication routing. Facility management system data is "mirrored" (replicated) off site in real time to a disaster recovery facility located in a different part of the country. This disaster recovery facility is also housed in a secure environment with around-the-clock monitoring; redundant power backup; and multiple, diverse data and telecommunications routing.

          We use a single third party facility management system in most of our aftermarket operations. The locations that currently use separate systems are earmarked for conversion to our standard platform in 2008. Additional third party software packages have been implemented to leverage the centralized data and information that a single system provides, such as a data warehouse to conduct enhanced analytics and reporting, an integrated budgeting system, a supply chain collaboration and EDI tool, and eCommerce tools to enhance our online Business-to-Business initiative, OrderKeystone.com.

          The Company's critical aftermarket management systems are housed at a third-party, off site data center that is fully redundant across its infrastructure to ensure operations are continuously maintained. The data center is secure and monitored 24 hours a day throughout the year by skilled technical staff. Systems are backed up daily and stored off site with a third party storage and archiving company.

          We use a single facility management system in most of our refurbishing and self-service retail operations.

          We continually evaluate our systems with the goal of ensuring that all critical systems remain scaleable and operational as we continue to grow.

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

          Contamination resulting from vehicle recycling processes can include soil and ground water contamination from the release, storage, transportation, or disposal of gasoline, motor oil, antifreeze, transmission fluid, CFCs from air conditioners, other hazardous materials, or metals such as aluminum, cadmium, chromium, lead, and mercury. Contamination from the refurbishment of chrome plated bumpers can occur from the release of the plating material. Contamination can migrate on-site or off-site which can increase the risk, and the amount, of any potential liability.

          In addition, many of our facilities are located on or near properties with a history of industrial use that may have involved hazardous materials. As a result, some of our properties may be contaminated. Some environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of and were not responsible for such contamination. These environmental laws also impose liability on any person who disposes of, treats, or arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person, and at times can impose liability on companies deemed under law to be a successor to such person. Third parties may also make claims against owners or operators of properties, or successors to such owners or operators, for personal injuries and property damage associated with releases of hazardous or toxic substances.

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

National Stolen Passenger Motor Vehicle Information System

          In 1992, Congress enacted the Anti Car Theft Act to deter trafficking in stolen vehicles. This law included the establishment of the National Stolen Passenger Motor Vehicle Information System to track and monitor stolen automotive parts. In April 2002, the Department of Justice published for comment proposed regulations to implement the National Stolen Passenger Motor Vehicle Information System. The proposed regulations require, among other things, that insurance companies, salvagers, dismantlers, recyclers, and repairers inspect salvage vehicles for the purpose of collecting the vehicle identification number and the part number for any "covered major part" that possesses the vehicle identification number. The requirement to collect this information would place substantial burdens on light vehicle recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may further discourage the use by such shops of recycled products. The Department of Justice's comment period for the proposed regulations ended in June 2002, but final regulations have not been issued. In February 2008, several consumer groups sued the Department of Justice in the United States District Court for the Northern District of California requesting that the court order the Department of Justice to implement the system.

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

          The light vehicle replacement products industry is highly competitive and is served by numerous suppliers of OEM products, recycled OEM products, aftermarket products, and refurbished products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national providers, and internet-based suppliers. Providers of light vehicle replacement products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of light vehicle replacement products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries, than we do. In certain regions of the U.S., local light vehicle recycling companies have formed cooperative efforts to compete in the recycled OEM products industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.

          We believe that substantially in excess of 50% of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors like us. The OEMs are therefore in a position to exert pricing pressure in the marketplace. We compete with the OEMs primarily on price and to a lesser extent on perceived quality. Recently, several OEMs have experimented with reducing prices on specific products to meet the lower-priced alternative products. If such price reductions were to become widespread, it could have a material adverse impact on our business.

Claims by OEMs relating to aftermarket products could adversely affect our business.

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

          United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents then they have in the past. To the extent that the original equipment manufacturers are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. We will likely incur significant expenses investigating and defending intellectual property infringement claims. In addition, an unexpected result of the intellectual property infringement litigation is that CAPA is decertifying parts that are the subject of the claims. Lack of CAPA certification may negatively impact us because many major insurance companies recommend or require the use of CAPA certified aftermarket parts.

An adverse change in our relationships with auction companies or our suppliers could increase our expenses and hurt our ability to serve our customers.

          Most of our salvage inventory is obtained from vehicles offered at salvage auctions by several companies that own auction facilities in numerous locations across the U.S. We do not have contracts with any auction company. According to industry analysts, two companies control over 65% of the salvage auction market in the U.S. In some localities, the automotive auction business may be even more highly concentrated. If an auction company prohibited us from participating in its auctions, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we are facing increased competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers, and others. This increase in the number of bidders may increase our cost of goods sold for recycled OEM products.

          We also acquire inventory directly from insurance companies, original equipment manufacturers, aftermarket parts manufacturers, and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.

          We are dependent on a relatively small number of suppliers of aftermarket products. Although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products. Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan. Because a substantial volume of our sales involves parts manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers.

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

We may not be able to sell our products due to existing or new laws and regulations prohibiting or restricting the sale of recycled OEM, aftermarket or refurbished products.

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

We may not be able to successfully acquire new operations or integrate acquisitions, which could cause our business to suffer.

          We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. If we buy a company or a division of a company, we may experience difficulty integrating that company's or division's personnel and operations, which could negatively affect our operating results. In addition:

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

          Even though we have acquired other businesses, Keystone has been our largest acquisition so far. The magnitude of the Keystone acquisition may present significant integration challenges, including with respect to systems consolidation and the consolidation of locations that serve some of the same geographic areas. In addition, the costs of such integration may be significantly higher than we anticipated. The successful integration of Keystone's business with our own will require substantial attention from our management and employees which may decrease the time they devote to normal and customary operating, selling and administrative functions. If we are unable to successfully integrate Keystone's business within a reasonable period of time, we may not be able to realize the potential benefits anticipated from the Keystone acquisition. Our financial results could be adversely affected if we do not successfully integrate Keystone's business.

          Furthermore, even if we are able to successfully integrate Keystone's business with our own, we may not be able to realize the cost savings, synergies and revenue enhancements that we anticipate from the Keystone acquisition, either in the amount or in the time frame that we expect.

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

          In connection with the acquisition of Keystone, we entered into a senior secured debt financing facility with a group of lenders. Our total outstanding indebtedness (including bank financing, letters of credit, and notes payable in connection with acquisitions) as of December 31, 2007 was 680.1 million. The increase in our indebtedness may reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditure or working capital needs because we will require additional funds to service our indebtedness.

          In addition, the new credit agreement contains operating and financial restrictions and requires that we satisfy certain financial covenants. The failure to comply with any of these covenants would cause a default under the credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facility or it may not be on terms that are acceptable to us.

Keystone's business may have liabilities that are not known by us.

          As a result of the Keystone acquisition, we assumed Keystone's liabilities. There may be liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations of Keystone. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. Also, we may learn additional information about Keystone's business that adversely affects us, such as unknown or contingent liabilities and issues relating to compliance with applicable laws.

We may not be able to maintain Keystone's or our vendor relationships nor be able to retain key employees of Keystone.

          Our combination with Keystone may cause vendors to discontinue business with the combined company, which may negatively affect our operating results. Additionally, there can be no assurance that key employees of Keystone will remain with the combined company. If we lose the services of any of these key employees, we may not be able to replace them with similarly qualified personnel, which could harm our business.

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

  •
  our ability to integrate and manage our acquisitions, including Keystone, successfully, and unanticipated costs of integration;

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

          Our wholesale recycled OEM operations generate scrap metal that we sell. Since 2004, we have operated self-service retail recycled OEM operations, and we have increased our participation in this business over the last four years. The self-service retail recycled OEM business generates a larger percentage of its revenue from sales of scrap metal than our wholesale business. As a result, the percentage of our total revenue from sales of scrap metal has increased over this time period. Due to our acquisition of Keystone the revenue from our self-service retail OEM business and sales of scrap metal should decrease as a percentage of total revenue in the future. The prices of scrap metal have historically fluctuated due to market factors, sometimes significantly. To the extent the prices of scrap metal decrease materially, our revenue from such sales will suffer. The cost of our self-service inventory purchases may also decrease as a result of falling scrap metal prices, but there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal prices and there may be a delay between the scrap metal price reductions and any inventory cost reductions.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

          Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. Our acquisition of Keystone in October 2007 resulted in a significant increase in the amount of goodwill on our balance sheet. As of December 31, 2007, our total goodwill, subject to future impairment testing, was approximately $825.9 million.

If the number of vehicles involved in accidents declines, our business could suffer.

          Because our business depends on vehicle accidents for both the supply of recycled OEM products and the demand for repairs using our products, factors which influence the number and/or severity of accidents, including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the use of cellular telephones and other electronic equipment by drivers, the congestion of traffic, the occurrence and severity of certain weather conditions, the use of alcohol and drugs by drivers, and the condition of roadways, impact our business. In this regard, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones while driving and such restrictions could lead to a decline in accidents. To the extent vehicle manufacturers develop new accident avoidance systems, the number and severity of accidents could decrease. Moreover, an increase in fuel prices may cause the number of vehicles on the road to decline as motorists seek alternative transportation options and this also could lead to a decline in accidents.

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

          We are also required to obtain environmental permits from governmental authorities for certain of our operations. If we violate or fail to obtain or comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators. We could also become liable if employees or other parties are improperly exposed to hazardous materials.

          Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at, or migration to or from, our or our predecessors' past or present facilities and at independent waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances.

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

Proposed regulations under the National Stolen Passenger Motor Vehicle Information System could harm our business.

          In 1992, Congress enacted the Anti Car Theft Act to deter trafficking in stolen vehicles. This law included the establishment of the National Stolen Passenger Motor Vehicle Information System to track and monitor stolen automotive parts. In April 2002, the Department of Justice published for comment proposed regulations to implement this system. The proposed regulations require, among other things, that insurance companies, salvagers, dismantlers, recyclers, and repairers inspect salvage vehicles for the purpose of collecting the vehicle identification number and the part number for any covered major part that possesses the vehicle identification number. The requirement to collect this information would place burdens and costs on us that otherwise would not normally exist, and could discourage our customers from purchasing our products if the proposed regulations are adopted. In February 2008, several consumer groups sued the Department of Justice in the United States District Court for the Northern District of California requesting that the court order the Department of Justice to implement the system.

Risks Relating to Our Common Stock

Future sales of our common stock may depress our stock price.

          We and our stockholders may sell shares of common stock in the future. We may also issue shares of common stock under our equity incentive plan or in connection with future acquisitions. Certain of our existing stockholders are parties to a registration rights agreement that provides such holders with the right to require us to effect the registration of their shares of common stock in specific circumstances. In addition, if we propose to register any of our common stock under the Securities Act, whether for our own account or otherwise, some existing stockholders may be entitled to include their shares of common stock in that registration. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the price of our common stock. Sales of substantial amounts of common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the price of our common stock to fall.

Delaware law, our charter documents and our loan documents may impede or discourage a takeover, which could affect the price of our stock.

          The anti-takeover provisions of our certificate of incorporation and bylaws, our loan documents and Delaware law could, together or separately, impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our certificate of incorporation and bylaws have provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The new credit agreement we entered into in connection with our acquisition of Keystone provides that a change of control is an event of default. Our incorporation under Delaware law and these provisions could also impede an acquisition, takeover, or other business combination involving us or discourage a potential acquiror from making a tender offer for our common stock, which, under certain circumstances, could reduce the price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.    PROPERTIES

          Our properties are described in "Item 1—Business—Our Facilities" above, and such description is incorporated by reference into this Item 2. Our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space to conduct operations or additional office space, as needed, on terms acceptable to us.

ITEM 3.    LEGAL PROCEEDINGS

          We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits other than those described below, individually or in the aggregate, will not have a material adverse effect on our consolidated financial statements.

          On December 2, 2005, Ford Global Technologies, LLC ("Ford") filed a complaint with the United States International Trade Commission ("USITC") against Keystone and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint contended that Keystone and the other Respondents infringed 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the "Ford Design Patents"). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing Keystone and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford's Amended Complaint. The USITC's Notice of Investigation was published in the Federal Register on January 4, 2006.

          On January 23, 2006, Keystone filed its Response to the Complaint and Notice of Investigation. In the Response, Keystone denied, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. Keystone further asserted several affirmative defenses. In interlocutory rulings, the Administrative Law Judge ("ALJ") struck Keystone's affirmative defenses of patent exhaustion, permissible repair, license and patent misuse and Keystone's affirmative defense that each of the patents is invalid for failure to comply with the ornamentality requirement of 35 U.S.C.§171. Additionally, the ALJ granted Ford's request to drop four patents from the investigation. A hearing before the ALJ took place the last week of August 2006.

          On December 4, 2006, the ALJ issued an Initial Determination upholding seven of Ford's design patents and declaring the remaining three design patents to be invalid. Both Ford and the Respondents petitioned the Commission to review and set aside portions of the ALJ's Initial Determination. Keystone's petition also sought review of the ALJ's interlocutory rulings concerning certain of its affirmative defenses. On March 20, 2007, the USITC decided not to review the ALJ's Initial Determination. Initially, the USITC determined that it would render its order on remedy, bonding, and public policy on May 4, 2007. However, on April 30, 2007, the United States Supreme Court decided the case of KSR International Co. v. Teleflex Inc., which addressed claims of obviousness in patent law and which may have had potential implications relative to the Respondent's case before the USITC. The Respondents filed a petition for reconsideration with the USITC on May 1, 2007 based on the decision in the KSR case. On May 4, 2007, the USITC extended the deadline for rendering its order on remedy, bonding, and public policy until June 6, 2007, so that it could review its decision not to review the ALJ's Initial Determination in light of the KSR case.

          On June 6, 2007, the USITC issued its Notice of Final Determination. The Notice of Final Determination denied Respondent's petition for reconsideration and their motion for leave to supplement their petition. In addition, the USITC issued a general exclusion order prohibiting the importation of certain automotive parts found to infringe the seven Ford design patents found valid. The USITC's decision became final on August 6, 2007 upon the expiration without action of the 60-day Presidential review period. On May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals with regard to the three patents declared invalid in the ALJ's Initial Determination. On August 23, 2007, the Respondents filed a Notice of Appeal with the United States Federal Court of Appeals. The appeals were consolidated, and the parties are submitting their respective briefs to the appellate court.

          We will continue to defend this action vigorously. At the time the exclusion order was issued, the parts that are subject to the order comprised only a minimal amount of our sales. However, as such parts become incorporated into more vehicles over time, it is likely that the amount of our sales of such parts would have increased substantially. If the 10 design patents in question are ultimately found on appeal to be valid and infringed, it is not anticipated that the loss of sales of these parts will be materially adverse to our financial condition, cash flows or results of operations. However, depending upon the nature and extent of any adverse ruling, other auto manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of their models, which over time could have a material adverse impact on the entire aftermarket parts industry.

          In July 2007, two putative class action lawsuits captioned Lynch v. Keystone Automotive Industries, Inc., Case No. BC374399, and Shoys v. Keystone Automotive Industries, Inc., Case No. BC374480, were filed in the Superior Court of the State of California, County of Los Angeles in connection with our acquisition of Keystone. On September 17, 2007, Keystone entered into a conditional memorandum of understanding with plaintiffs' counsel and the other named defendants in the actions pursuant to which the parties agreed to settle the actions, subject to certain conditions, including confirmatory discovery and court approval of the final settlement. If the court approves the settlement contemplated in the memorandum of understanding, the actions will be dismissed with prejudice. The hearing at which the court will consider approval of the settlement is scheduled for April 2008.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is traded on the Nasdaq Global Select Market under the symbol "LKQX." At December 31, 2007, there were approximately 60 record holders of our common stock. We became a public company and began trading on Nasdaq on October 3, 2003. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on Nasdaq.

	High	Low
2006
First Quarter	$11.54	$8.72
Second Quarter	11.82	8.92
Third Quarter	11.70	9.09
Fourth Quarter	12.75	10.20
2007
First Quarter	11.51	9.93
Second Quarter	13.03	10.80
Third Quarter	17.79	12.12
Fourth Quarter	23.66	16.78

          We have not paid any cash dividends on our common stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility contains, and future financing agreements may contain, financial covenants and limitations on payment of any cash dividends or other distributions of assets.

          The following graph compares the percentage change in the cumulative total returns on our common stock, the NASDAQ Stock Market (U.S.) Index and the following group of peer companies (the "Peer Group"): Copart, Inc., O'Reilly Automotive, Inc., Genuine Parts Company, and Fastenal Co., for the period beginning on October 3, 2003 (the first day of trading following our initial public offering) and ending on December 31, 2007 (which was the last day of our 2007 fiscal year). Our Peer Group changed this year with the exclusion of Keystone Automotive Industries, Inc. (which we acquired in October 2007) and Aftermarket Technology Corp. (because its business and market capitalization have changed to become less comparable to ours) and the addition of O'Reilly Automotive, Inc., Genuine Parts Company, and Fastenal Co. (all of which we believe are better comparison companies). The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the NASDAQ Stock Market (U.S.) Index and the Peer Group was $100 on October 3, 2003 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

	10/2/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
LKQ Corporation	$100	$120	$134	$231	$307	$561
NASDAQ Stock Market (U.S.) Index	$100	$109	$119	$120	$132	$144
Peer Group	$100	$113	$148	$165	$172	$186

          The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	11,032,102	$5.06	6,852,680
Equity compensation plans not approved by stockholders	—	$—	—

Total	11,032,102		6,852,680

ITEM 6.    SELECTED FINANCIAL DATA

          The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2004	2005	2006	2007
Statements of Income Data:
Revenue	$327,974	$424,756	$547,392	$789,381	$1,126,825
Cost of goods sold	174,238	227,140	289,788	431,832	621,076

Gross Margin	153,736	197,616	257,604	357,549	505,749

Operating income	26,059	34,907	52,942	77,166	122,657
Other (income) expense
Interest, net	2,023	1,505	1,887	5,824	16,012
Other, net	(117)	(455)	(628)	(1,479)	(1,626)

Income before provision for income taxes	24,153	33,857	51,683	72,821	108,271
Provision for income taxes	9,577	13,284	20,796	28,426	42,370

Net income	$14,576	$20,573	$30,887	$44,395	$65,901

Basic earnings per share	$0.22	$0.26	$0.35	$0.42	$0.58
Diluted earnings per share	$0.20	$0.23	$0.32	$0.40	$0.55
Shares used in per share calculation-basic(a)	65,072	80,210	88,039	105,655	114,161
Shares used in per share calculation-diluted(a)	73,032	89,654	97,431	111,633	119,937

	Year Ended December 31,
	2003	2004	2005	2006	2007
Other Financial Data:
Net cash provided by operating activities	$20,949	$25,901	$37,533	$52,381	$54,369
Net cash used in investing activities	(12,222)	(87,823)	(126,022)	(110,657)	(905,821)
Net cash provided by financing activities	6,770	47,452	90,050	59,134	921,629
Capital expenditures(b)	13,200	93,025	136,342	116,844	908,122
Depreciation and amortization	5,446	6,872	8,574	12,086	18,018
EBITDA(c)	31,622	42,234	62,144	90,731	142,301
Balance Sheet Data:
Total assets	$203,154	$288,275	$439,426	$564,355	$1,692,655
Working capital	74,184	77,879	103,776	122,420	389,469
Long-term obligations, including current portion	3,997	50,262	47,477	100,447	658,462
Stockholders' equity	174,011	204,071	341,220	401,202	849,777

(a)
We repurchased 8,000,000 shares of our common stock in February 2003 and repurchased an additional 6,229,992 shares of our common stock in May 2003. We sold 20,000,000 shares of our common stock on October 2, 2003 in connection with our initial public offering. In addition, we sold 12,870,000 shares of our common stock on October 4, 2005 in connection with a follow-on public offering. We also sold 23,600,000 shares of our common stock on September 19, 2007 in connection with a follow-on public offering. Accordingly, the shares used in the per share calculations for basic and diluted earnings per share in each of 2003, 2005 and 2007 do not fully reflect the impact of the transactions that occurred during those years.

(b)
Includes acquisitions and non-cash property additions.

(c)
EBITDA consists of income before provision for income taxes plus depreciation and amortization, and interest expense, less interest income. We have presented EBITDA information solely as a supplemental disclosure because we believe it provides a helpful analysis of our operating results. EBITDA should not be construed as an alternative to operating income, net income or net cash provided by (used in) operating activities, as determined in accordance with accounting principles generally accepted in the United States. In addition, not all companies that report EBITDA information calculate EBITDA in the same manner as we do and, accordingly, our calculation is not necessarily comparable to similarly named measures of other companies and may not be an appropriate measure for performance relative to other companies.

          The following table reconciles EBITDA to net income:

	Year Ended December 31,
	2003	2004	2005	2006	2007
Net income	$14,576	$20,573	$30,887	$44,395	$65,901
Depreciation and amortization	5,446	6,872	8,574	12,086	18,018
Interest, net	2,023	1,505	1,887	5,824	16,012
Provision for income taxes	9,577	13,284	20,796	28,426	42,370

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$31,622	$42,234	$62,144	$90,731	$142,301

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          We provide replacement systems, components, and parts needed to repair light vehicles (cars and light trucks). Buyers of light vehicle replacement products have the option to purchase from primarily three sources: new products produced by original equipment manufacturers ("OEMs"), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to generically as "aftermarket" products; and recycled products originally produced by OEMs, which we refer to as recycled OEM products. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the light vehicle repair market. We also refurbish bumpers, wheels, head lamps and tail lamps.

          We are the largest nationwide provider of recycled OEM products and related services, with sales, processing, and distribution facilities that reach most major markets in the U.S. In October 2007, we acquired Keystone Automotive Industries, Inc., the nation's leading distributor of aftermarket collision parts. As a result, we are the largest nationwide provider of aftermarket collision replacement products, and refurbished bumper covers and wheels. We believe there are opportunities for growth in both product lines through acquisitions and internal development.

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

  •
  our ability to integrate and manage all of our acquisitions, including Keystone, successfully, and unanticipated costs of integration;

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

          During 2005, we acquired eight businesses (four in the recycled OEM automotive parts business and four in the aftermarket automotive parts business) for an aggregate of approximately $110.0 million in cash, $6.4 million in notes issued to the sellers and $9 million contingently payable based on the achievement of certain future financial results. Certain terms of one of the contingent payment agreements were modified in 2006 such that $1.0 million was immediately paid and the maximum remaining amount contingently payable was reduced to $4.0 million. These business acquisitions enabled us to serve new markets and expand our presence in existing markets.

          During 2006, we acquired ten businesses (one in the wheel refurbishing and distribution business, two in the aftermarket automotive parts business and seven in the recycled OEM automotive parts business) for an aggregate of approximately $71.1 million in cash and $7.2 million in notes issued to the sellers. These business acquisitions enabled us to expand our product offerings to our customers, serve new markets and expand our presence in existing markets.

          In October, 2007, we acquired Keystone, the nation's leading distributor of aftermarket collision parts, for $806.8 million, net of cash acquired. As a result, we are now the largest nationwide provider of aftermarket collision replacement products and refurbished bumpers and wheels. During 2007, we also acquired eleven other businesses (eight in the recycled OEM products business, one that refurbishes and distributes head lamps and tail lamps, and two in the aftermarket products business).

These acquisitions included two businesses in Canada. These business acquisitions enabled us to expand our presence in existing markets, serve new market areas and expand our product line offering.

Sources of Revenue

          Since 2005, our revenue from the sale of light vehicle replacement products and related services has ranged between 83% and 91% of our total revenue, of which between 5% and 11% of our total revenue has come from our self-service facilities. We sell the majority of our light vehicle replacement products to collision repair shops and mechanical repair shops. Our light vehicle replacement products include, engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. We provide insurance companies services that include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket and refurbished products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

          Since 2005, approximately 9% to 17% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, sales of aluminum ingots and sows, and sales of damaged vehicles that we sell to vehicle repairers. Our revenue from other sources has increased since 2004 primarily due to our obtaining an aluminum smelter through a business acquisition in 2006, higher scrap sales from our self-service retail and wheel operations, and higher bulk sales of certain products. Due to our acquisition of Keystone in October 2007, our revenue from other sources is not expected to continue to increase as percentage of our total revenue.

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

Cost of Goods Sold

          Our cost of goods sold for recycled OEM products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. We are facing increasing competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers, and others. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2005, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 9% to 10% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

          Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors. Our cost of goods sold for refurbished wheels, bumpers and lights includes the price we pay for cores, freight, and costs to refurbish the parts, including overhead and depreciation costs.

          In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory to fill a customer order, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2005, the revenue from brokered products that we sell to our customers has ranged from 4% to 8% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

          Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during 2006 and 2007 was as follows (in thousands):

Balance as of January 1, 2006	$335
Warranty expense	2,853
Warranty claims	(2,778)

Balance as of December 31, 2006	410
Warranty expense	3,876
Warranty claims	(3,706)

Balance as of December 31, 2007	$580

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

          Our selling and marketing expenses primarily include our advertising, promotion, and marketing costs; salary and commission expenses for sales personnel; sales training; telephone and other communication expenses; and bad debt expense. Since 2005, personnel costs have accounted for approximately 77% to 79% of our selling and marketing expenses. Most of our recycled OEM product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers' needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.

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

Critical Accounting Policies and Estimates

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, goodwill impairments, self-insurance programs, contingencies, stock-based compensation, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.

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

Our refurbished product inventory cost is based on the average price we pay for wheel cores, and includes expenses incurred for freight, buying and refurbishing overhead.

          For all inventory, our carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at December 31, 2007 was approximately $4.3 million, which represents 3.3% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2007 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million. For our light vehicle replacement parts operations, our exposure to uncollectible accounts receivable is limited because the majority of our sales are to a large number of small customers that are generally geographically dispersed. We also have certain customers in our light vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through credit approvals, credit limits, and monitoring policies.

Goodwill Impairment

          We record goodwill as a result of our acquisitions. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") requires us to analyze our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events may indicate that an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

          Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are primarily established using a discounted cash flow methodology, supported by comparative market multiples where appropriate. As of December 31, 2007, we had $825.9 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarters of 2007, 2006 and 2005. A 10% decrease in the fair value estimates used in the fourth quarter of 2007 impairment test would not have changed this determination.

Self-Insurance Programs

          We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We also self-insure a portion of automobile, general liability, and workers'

compensation claims. We have purchased both aggregate (in some cases) and specific (in all cases) stop-loss insurance coverage from third party insurers in order to limit our total liability exposure. The cost of the stop-loss insurance is expensed over the contract periods.

          We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability, and workers' compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period.

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

          We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.7 million, $0.9 million, and $0.7 million at December 31, 2007, 2006 and 2005, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

          We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), effective January 1, 2007. FIN 48 establishes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Only those positions that meet the more-likely-than-not recognition threshold may be recognized in the financial statements. We recognize interest accrued relating to unrecognized tax benefits in our income tax expense. As a result of the implementation of FIN 48, we recorded a $0.4 million increase in the liability for unrecognized tax benefits, an increase in deferred tax assets of $0.1 million and a decrease of $0.3 million in the January 1, 2007 retained earnings balance. Prior to 2007, we recorded accruals for tax contingencies and related interest when it was determined that it was probable that we had incurred a liability and the amount could reasonably be estimated based on specific events such as an audit by a taxing authority. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Under existing GAAP, changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals we make are generally recognized in the period they are determined. Under proposed Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses will be recorded in earnings in the period the changes are determined after the effective date of SFAS 141R. See "Recently Issued Accounting Pronouncements" and Note 12, "Income Taxes" in Item 8, of this Form 10-K for further discussion.

Stock-Based Compensation

          In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." SFAS 123R requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize the cost over the vesting period, and was effective for us on January 1, 2006. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC staff position concerning the application of SFAS 123R, including interpretive guidance. We implemented the provisions of SFAS 123R and SAB 107 in the first quarter of 2006 using the modified prospective method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of our registration statement for our initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," net of estimated forfeitures. We have elected to recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award.

          Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards under SFAS 123R. We have been in existence since early 1998 and have been a public company since October 2003. As a result, we do not have the historical data necessary to consider using a lattice valuation model at this time. We have therefore elected to use the Black-Scholes valuation model. In December 2007, the SEC issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For expected term, we have what SAB 107 defines as "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the limited time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on historical forfeiture rates both pre-IPO and since we have been a public company. SFAS 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option's expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on zero-coupon U.S. government issues available at the time each option is granted that have a remaining life approximately equal to the option's expected life. Key assumptions used in determining the fair value of stock options granted in 2007 were: expected term of 6.4 years; risk-free interest rate of 4.37%; dividend yield of 0%; forfeiture rate of 5.0%; and volatility of 40%.

Recently Issued Accounting Pronouncements

          In July 2006, the FASB issued FIN 48. FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. FIN 48 provides that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. This interpretation also provides guidance on derecognition, classification, interest and penalties, transition and disclosure. We adopted FIN 48 in the first quarter of 2007, which resulted in an increase in the liabilities for unrecognized tax benefits of $0.4 million, an increase in our deferred tax assets of $0.1 million, and a decrease in our beginning retained earnings of $0.3 million.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the calendar year 2009. The measurement and disclosure requirements related to financial assets and liabilities are effective beginning in calendar year 2008. We are currently assessing the impact of SFAS 157 on our consolidated financial position, results of operations, and cash flows.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our consolidated financial position, results of operations, and cash flows.

          In December 2007, the SEC issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). Under SFAS 141R, companies will be required to, among other things, recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. SFAS 141R also requires that acquisition-related expenses be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be expensed in income tax expense. SFAS 141R will be effective in calendar 2009 and will change our accounting for business combinations upon adoption. We are currently assessing the impact that adoption of SFAS 141R will have on our consolidated financial position, results of operations, and cash flows.

Segment Reporting

          Over 97% of our operations are conducted in the U.S. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. In May and July 2007, we acquired two recycled OEM products businesses located in Canada. Keystone has bumper refurbishing operations in Mexico and two aftermarket products businesses in Canada. Revenue generated and properties located outside of the U.S. are not material. We manage our operations geographically. Our light vehicle replacement products operations are organized into ten operating segments, eight for recycled OEM products, one for aftermarket products and one for refurbished products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our light vehicle replacement products operations account for over 93% of our revenue, earnings, and assets.

Results of Operations

          The following table sets forth statement of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Statement of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	55.1%	54.7%	52.9%
Gross margin	44.9%	45.3%	47.1%
Facility and warehouse expenses	10.3%	10.9%	11.0%
Distribution expenses	9.6%	10.1%	11.2%
Selling, general and administrative expenses	12.5%	12.9%	13.6%
Restructuring expenses	0.0%	—	—
Depreciation and amortization	1.5%	1.5%	1.6%
Operating income	10.9%	9.8%	9.7%
Other expense, net	1.3%	0.6%	0.2%
Income before provision for income taxes	9.6%	9.2%	9.4%
Net income	5.8%	5.6%	5.6%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

          Revenue.    Our revenue increased 42.7%, from $789.4 million in 2006 to $1,126.8 million in 2007. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions. Organic revenue growth was approximately 12.4% in 2007. We continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. We have also continued to integrate the sale and distribution of our aftermarket, wheel and refurbished light vehicle replacement product offerings with our recycled OEM products in more locations in order to provide a wider selection of products to our customers. Business acquisitions completed in 2007 (including Keystone since the closing of that transaction on October 12, 2007) and the full year impact of our 2006 acquisitions accounted for approximately $239.6 million of incremental revenue for the year.

          Cost of Goods Sold.    Our cost of goods sold increased 43.8%, from $431.8 million in 2006 to $621.1 million in 2007. As a percentage of revenue, cost of goods sold increased from 54.7% to 55.1%. The increase in cost of goods sold was primarily due to increased volume of products sold. Our cost of goods sold percentage increased primarily due to the lower gross margin of our aluminum smelter and purchase accounting inventory adjustments as described below relating to SFAS 141. This smelter had revenue of $38.4 million at a gross margin of 4.8% in 2007, compared to $28.2 million at a gross margin of 7.1% during 2006. We were also required to write-up the value of Keystone's finished goods and work in process inventories for refurbished products in accordance with SFAS 141. As a result, we recorded an additional $1.8 million in cost of goods sold for the period we owned Keystone in 2007. We will record an additional $1.1 million of cost of goods sold in the first quarter of 2008 related to this SFAS 141 write-up.

          Gross Margin.    Our gross margin increased 41.4%, from $357.5 million in 2006 to $505.7 million in 2007. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 45.3% to 44.9%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

          Facility and Warehouse Expenses.    Facility and warehouse expenses increased 35.1%, from $86.3 million in 2006 to $116.6 million in 2007. Our acquisitions accounted for $24.0 million of the increase. Our remaining facility and warehouse expenses increased primarily due to $4.4 million of higher wages and fringe benefits resulting from an increase in the number of employees necessary to handle higher parts volume. The balance of the increase is primarily related to the higher cost of rent, repairs and maintenance, and supplies. As a percentage of revenue, facility and warehouse expenses decreased from 10.9% to 10.3%, primarily due to expense leverage on increased revenue.

          Distribution Expenses.    Distribution expenses increased 35.1%, from $80.1 million in 2006 to $108.2 million in 2007. Our acquisitions accounted for $20.3 million of the increase. Our remaining distribution expenses increased primarily due to $4.1 million of higher wages and fringe benefits from an increase in the number of employees to handle higher parts volumes, increased fuel costs of $1.8 million and higher freight, repairs and rental costs. As a percentage of revenue, distribution expenses decreased from 10.1% to 9.6%, primarily due to expense leverage on increased revenue.

          Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased 37.8%, from $102.2 million in 2006 to $140.8 million in 2007. Our acquisitions accounted for $32.7 million of the increase. The remaining increase in our selling, general and administrative expenses is due to higher compensation and fringe benefits costs. As a percentage of revenue, selling, general and administrative expenses decreased from 12.9% to 12.5%, primarily due to expense leverage on increased revenue.

          Restructuring Expenses.    Restructuring expenses totaled $0.4 million in 2007. Restructuring expenses include severance and lease termination costs that we incurred when we combined some of our existing facilities into Keystone facilities.

          Depreciation and Amortization.    Depreciation and amortization increased 44.6%, from $11.8 million in 2006 to $17.1 million in 2007. Our acquisitions accounted for $3.6 million of the increase in depreciation and amortization. As a percentage of revenue, depreciation and amortization was 1.5% in both 2006 and 2007.

          Operating Income.    Operating income increased 59.0% from $77.2 million in 2006 to $122.7 million in 2007. As a percentage of revenue, operating income increased from 9.8% to 10.9%.

          Other (Income) Expense.    Net other expense increased 231.1% from $4.3 million in 2006 to $14.4 million in 2007. Net interest expense increased 174.9% to $16.0 million in 2007 from $5.8 million in 2006. Our average bank borrowings increased approximately $152.3 million during 2007 as compared to 2006, due primarily to the Keystone acquisition. In addition, our average effective interest rate on our bank debt also increased in 2007. We had $0.9 million of proceeds from corporate owned life insurance in 2007. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. Included in other income in 2006 is a gain of $0.7 million on the sale of equity securities. As a percentage of revenue, net other expense increased from 0.6% in 2006 to 1.3% in 2007, due primarily to higher interest expense.

          Provision for Income Taxes.    The provision for income taxes increased 49.1%, from $28.4 million in 2006 to $42.4 million in 2007, due primarily to improved operating results. Our effective tax rate was 39.1% in 2007 and 39.0% in 2006. Our effective tax rate in 2007 was impacted by several items. We had $0.9 million of non-taxable life insurance proceeds from corporate owned life insurance. In addition, we reduced certain deferred tax assets and net income by $0.6 million due to a change in a state's income tax law where we have operations. We also were able to utilize certain state tax net operating loss carry forwards that we did not expect would be realized and adjusted tax reserves due to the statutory closing of certain tax years. Without all of these adjustments the effective tax rate would have been 40.0%.

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

          Cost of Goods Sold.    Our cost of goods sold increased 49.0%, from $289.8 million in 2005 to $431.8 million in 2006. As a percentage of revenue, cost of goods sold increased from 52.9% to 54.7%. The increase in cost of goods sold was primarily due to increased volume of products sold. Our cost of goods sold percentage increase was due primarily to our acquisition of Transwheel Corporation. We were required to write-up the value of Transwheel's finished goods and work in process inventories for refurbished wheels in accordance with SFAS 141. In addition, Transwheel's aluminum smelter, that is used to economically dispose of wheels that cannot be refurbished, operates at a low gross margin. This smelter had revenue of $28.2 million at a gross margin of 7.1% in 2006. Without these two items related to Transwheel, our cost of goods sold percentage would have increased from 52.9% in 2005 to 53.3% in 2006.

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

          Provision for Income Taxes.    The provision for income taxes increased 36.7%, from $20.8 million in 2005 to $28.4 million in 2006, due primarily to improved operating results. Our effective tax rate was 39.0% in 2006 and 40.2% in 2005. The decrease in the effective tax rate was due primarily to the reversal in the third quarter of 2006 of $0.7 million of accrued income tax liabilities no longer deemed necessary with the statutory closing of certain tax years. Without the third quarter reversals, the effective tax rate would have been 40.0%. In addition, state tax adjustments were recorded in the second quarter of 2005 that increased the effective tax rate in 2005.

Liquidity and Capital Resources

          Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At December 31, 2007 we had $74.2 million in cash and cash equivalents. On September 25, 2007 we completed a public offering of 27.6 million shares of our common stock, with 23.6 million shares sold by us and 4.0 million shares sold by certain selling stockholders. We received approximately $349.5 million in net proceeds from the offering, after deducting underwriting discounts and expenses of the offering. We paid all amounts outstanding under our revolving credit facility at that time and temporarily invested the remaining proceeds in cash equivalents pending the acquisition of Keystone on October 12, 2007.

          In order to finance our acquisition of Keystone and to re-finance our unsecured credit facility, we obtained a senior secured debt financing facility ("Credit Agreement") from Lehman Brothers Inc. ("Lehman") and Deutsche Bank Securities, Inc. ("Deutsche Bank") on October 12, 2007, which was amended on October 26, 2007. The Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provides for the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, for a swing line credit facility of $25 million under the $100 million revolving credit facility, and the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility's commitments, provided that such additions or increases do not exceed $150 million in the aggregate. The letter of credit facilities and the swing line facility are part of the revolving credit facilities identified above and use of such facilities is taken into account when determining availability under such credit facilities. All of the obligations under the Credit Agreement are unconditionally guaranteed by each of our domestic subsidiaries. Obligations under the Credit Agreement, including the related guarantees, are collateralized by a security interest in substantially all of our domestic assets and our U.S. subsidiaries and a pledge of not more than 65% of the total outstanding voting interests of any direct or indirect non-U.S. subsidiary of ours that is a "controlled foreign corporation." Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts beginning in 2008, with the balance payable in full at the end of year six. Amounts due under each revolving credit facility will be due and payable at the end of year six. We are also required to prepay the term loan facilities upon the sale of certain assets, upon the incurrence of certain debt, upon receipt of certain insurance and condemnation proceeds, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio.

          Indebtedness made and payable in U.S. dollars under the Credit Agreement bears interest, at our option, at (i) a base rate (the higher of (x) the rate that is the prime lending rate as set forth on the British Banking Association Reuters Page 5 or, under certain circumstances, such other comparable page as the agents may choose, as in effect from time to time, and (y) 0.5% in excess of the overnight federal funds rate) plus an applicable margin currently of 1.25% per annum, or (ii) a Eurodollar rate as determined by the administrative agent for the respective interest period plus an applicable margin currently of 2.25% per annum, except that indebtedness in respect of swing line loans bears interest only at the rate referred to in clause (i). Indebtedness made and payable in Canadian dollars under the Credit Agreement is made, at our option, as bankers' acceptance loans or loans that bear interest at a rate equal to the rate per annum of interest publicly quoted or established as the "prime rate" of Deutsche Bank AG Canada Branch for commercial loans in Canadian dollars to its Canadian borrowers (which does not necessarily represent the lowest or best rate actually available) plus an applicable margin currently of 1.25% per annum. Under each bankers' acceptance loan, each Canadian lender will purchase a bill of exchange, including a depository bill issued in accordance with the Depository Bills and Notes Act (Canada), denominated in Canadian dollars and discount notes, and we will sell such bill of exchange, at the applicable discount rate which, (1) in respect of any bill of exchange accepted by a lender named on Schedule I to the Bank Act (Canada), is the average of the annual rates for bankers' acceptances having the same specified term and face amount as the loan to be made to us that is reported by the Reuters Screen CDOR Page as of 10:00 a.m. on such day (or the next preceding business day if such day is not a business day) (or if not reported by the Reuters Screen, then will be the average of the discount rate offered by the five largest (by assets) Canadian charter banks) and (2) in respect of any other lender, the CDOR described above plus 0.10%. We will also pay an acceptance fee for each bankers' acceptance loan currently equal to 2.25% per annum. The applicable margin and acceptance fee for loans under the revolving credit facilities are subject to a decrease of 0.25% based upon our total leverage ratio and the interest rate option chosen. Interest will be payable quarterly in arrears, except that interest based on a Eurodollar rate or bankers' acceptance loans is payable in arrears on the last day of the relevant interest period and, for any Eurodollar interest period longer than three months, quarterly. Any default in the payment of principal, interest, or other overdue amounts bears interest at 2% above the rate otherwise applicable (or, if there is no applicable rate, at 2% above the base rate referred to in clause (i) above for loans made in U.S. dollars and the "prime rate" referred to in the second sentence of this paragraph for loans made in Canadian dollars). All overdue amounts are payable on demand.

          The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with LKQ's affiliates, (xii) make dividends, loans, and other transfers by subsidiaries of LKQ, and (xiii) issue certain equity interests. The Credit Agreement also requires us to comply with certain financial and affirmative covenants.

          We completed the sale of 23.6 million shares of our common stock at a price of $15.50 per share in a public offering in September 2007 in order to help fund our acquisition of Keystone. This resulted in approximately $349.5 million of cash proceeds to us, net of underwriting discounts and commissions and expenses of the offering. Certain selling stockholders also sold 4.0 million shares in this offering, but we did not receive any proceeds from the sale of their shares. In connection with the offering, certain members of management exercised stock options to purchase 1.0 million shares of our common stock, resulting in approximately $2.8 million of proceeds to us. We used all of the proceeds from the offering and the option exercises to pay down our then existing bank debt and invested the remaining proceeds in short term cash equivalents until we used them for general corporate purposes, which included the Keystone acquisition and three other acquisitions completed by the end of 2007.

          We generated $54.4 million of cash flow from operating activities in 2007 and believe that cash flow from operating activities and availability under our Credit Agreement will be adequate to fund our short term liquidity needs. Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid on standard payment terms. We acquired approximately 97,600, 111,400, and 126,000 wholesale salvage vehicles in 2005, 2006, and 2007, respectively. In addition, we acquired approximately 55,800, 138,700 and 197,500 salvage vehicles for our self-service retail operations in 2005, 2006 and 2007, respectively. Our purchases of aftermarket parts and wheels totaled approximately $46.0 million, $94.5 million and $190.1 million in 2005, 2006 and 2007, respectively.

          Net cash provided by operating activities totaled $54.4 million in 2007, compared to $52.4 million in 2006. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash included increases in receivables and inventory, partially offset by increases in payables, accruals, income taxes and other noncurrent liabilities. Receivables increased primarily due to our increased sales volumes. Inventory increased to support our increased sales volume and to increase availability of our recycled OEM products. Accounts payable and accrued expenses increased primarily due to our increased volume and restructuring costs. Income taxes, before considering the excess tax benefit from the exercise of stock options, increased due to the timing of tax payments. Other noncurrent liabilities increased primarily due to increases in our long term incentive plan and deferred compensation liabilities.

          Net cash used in investing activities totaled $905.8 million in 2007, compared to $110.7 million in 2006. We used $868.0 million of cash for acquisitions in 2007, with $806.8 million used for the Keystone acquisition, compared to $73.5 million used for acquisitions in 2006. Our net property and equipment purchases increased $1.9 million in 2007. In 2006, we repaid $2.6 million from escrow liabilities related to a 2004 acquisition.

          Net cash provided by financing activities totaled $921.6 million in 2007, compared to $59.1 million in 2006. We received $349.5 million from the sale of 23.6 million shares of our common stock in a public offering in 2007. We also borrowed approximately $650 million under our new term loan used to finance the Keystone acquisition in 2007. Exercises of stock options totaled $12.1 million in 2007 compared to $5.5 million in 2006, while the excess tax benefit from such option exercises was $19.3 million in 2007 and $7.1 million in 2006. We exercised a call option and retired $1.1 million of redeemable common stock in 2007. In connection with our debt refinancing, we paid $12.8 million in debt issuance costs in 2007. We repaid $88.2 million in 2007 under our previous revolving credit facility compared to net borrowings of $48.0 million in 2006. Repayments of long-term obligations increased $5.9 million in 2007.

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

          As part of the consideration for business acquisitions completed during 2005, 2006 and 2007, we issued promissory notes totaling approximately $6.4, $7.2 and $1.7 million, respectively. The notes bear interest at annual rates of 3.0% to 6.0%, and interest is payable at maturity or in monthly installments. We also assumed certain liabilities in connection with a business acquisition during the second quarter of 2005, including a promissory note with a remaining principle balance of approximately $0.2 million. The annual interest rate on the note, which was retired during 2006, was 5.1%.

          We estimate that our capital expenditures for 2008, excluding business acquisitions, will be between $65.0 and $75.0 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2008 will be in excess of $85.0 million.

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

          The following table represents our future commitments under contractual obligations as of December 31, 2007:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Contractual obligations
Long-term debt	$905.6	$65.6	$143.6	$205.5	$490.9
Operating leases	158.5	42.3	58.4	29.2	28.6
Outstanding letters of credit	34.2	34.2	0.0	0.0	0.0
Purchase obligations	6.1	3.1	0.0	0.0	3.0
Other long-term obligations
Deferred compensation plans	6.3	1.4	0.0	0.0	4.9
Long term incentive plan	3.9	0.0	2.6	1.3	0.0
FIN 48 liability	5.8	1.5	4.2	0.0	0.1

Total	$1,120.4	$148.1	$208.8	$236.0	$527.5

          Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate credit facility as of December 31, 2007. The long term debt outstanding at December 31, 2007 in the above table includes interest computed at the average effective rate of 7.53% at December 31, 2007.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or a Eurodollar rate. As of December 31, 2007, we had $650.3 million outstanding under our credit facility. We have not, as a matter of policy, entered into derivative contracts for trading or speculative purposes. We may consider entering into interest rate hedging contracts to lock in interest rates on some of our variable rate debt. Based upon our variable rate debt at December 31, 2007, a hypothetical 1% increase in interest rates would result in an annual increase in interest expense of approximately $6.5 million.

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

          Our investments in our Central American, Canadian and Mexican operations are not material, and we do not attempt to hedge our foreign currency risk related to such operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

          We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          As discussed in Note 2, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

          As discussed in Note 2, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Tax—an Interpretation of Financial Accounting Standards Board Statement No. 109.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 2008

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and equivalents	$74,241	$4,031
Receivables, net	125,572	49,254
Inventory	320,238	124,541
Deferred income taxes	18,809	2,619
Prepaid income taxes	6,344	—
Prepaid expenses	8,088	3,369

Total Current Assets	553,292	183,814
Property and Equipment, net	217,059	127,084
Intangibles
Goodwill	825,881	246,232
Other intangibles, net	74,951	68
Other Assets	21,472	7,157

Total Assets	$1,692,655	$564,355

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$68,871	$19,242
Accrued expenses
Accrued payroll-related liabilities	27,542	10,939
Accrued procurement liability	1,527	1,414
Other accrued expenses	44,103	17,151
Income taxes payable	—	304
Deferred revenue	4,844	3,859
Current portion of long-term obligations	16,936	8,485

Total Current Liabilities	163,823	61,394
Long-Term Obligations, Excluding Current Portion	641,526	91,962
Deferred Income Tax Liability	25,607	1,848
Other Noncurrent Liabilities	11,922	7,332
Redeemable Common Stock, $0.01 par value, 200,000 shares issued at December 31, 2006	—	617
Commitments and Contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 134,149,066 and 106,599,654 shares issued and outstanding at December 31, 2007 and 2006, respectively.	1,341	1,066
Additional paid-in capital	705,778	322,656
Retained earnings	142,039	76,422
Accumulated other comprehensive income	619	1,058

Total Stockholders' Equity	849,777	401,202

Total Liabilities and Stockholders' Equity	$1,692,655	$564,355

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$1,126,825	$789,381	$547,392
Cost of goods sold	621,076	431,832	289,788

Gross margin	505,749	357,549	257,604
Facility and warehouse expenses	116,577	86,298	60,113
Distribution expenses	108,185	80,088	61,480
Selling, general and administrative expenses	140,843	102,174	74,495
Restructuring expenses	388	—	—
Depreciation and amortization	17,099	11,823	8,574

Operating income	122,657	77,166	52,942
Other (income) expense:
Interest expense	17,758	5,955	2,228
Interest income	(1,746)	(131)	(341)
Other income, net	(1,626)	(1,479)	(628)

Total other expense	14,386	4,345	1,259

Income before provision for income taxes	108,271	72,821	51,683
Provision for income taxes	42,370	28,426	20,796

Net income	$65,901	$44,395	$30,887

Net income per share:
Basic	$0.58	$0.42	$0.35

Diluted	$0.55	$0.40	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,901	$44,395	$30,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,018	12,086	8,574
Gain on sale of property and equipment	(138)	(20)	(159)
Stock-based compensation expense	3,039	2,461	42
Writeoff of debt issuance costs	424	—	—
Deferred income taxes	4,304	3,618	1,667
Gain on sale of investment securities	—	(719)	(335)
Excess tax benefit from exercise of stock options	(19,257)	(7,101)	—
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(11,026)	(4,133)	(2,429)
Inventory	(35,134)	(8,671)	(8,554)
Prepaid expenses and other assets	261	(1,242)	(996)
Accounts payable	6,877	(2,469)	(2,166)
Accrued expenses	121	4,052	4,780
Prepaid income taxes/income taxes payable	17,000	7,071	5,431
Deferred revenue	979	224	838
Other noncurrent liabilities	3,000	2,829	(47)

Net cash provided by operating activities	54,369	52,381	37,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,401)	(36,152)	(26,218)
Proceeds from sale of property and equipment	602	250	825
Expenditures for intangible assets	—	—	(3)
Proceeds from sale of investment securities	—	848	433
Repayment of escrow	—	(2,561)	—
Proceeds from conversion of escrow	—	—	2,561
Decrease in restricted cash in escrow	—	450	149
Cash used in acquisitions	(868,022)	(73,492)	(103,769)

Net cash used in investing activities	(905,821)	(110,657)	(126,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	349,529	—	87,898
Proceeds from exercise of stock options	12,080	5,477	10,033
Retirement of redeemable common stock	(1,125)	—	—
Proceeds from exercise of warrants	—	785	1,764
Excess tax benefit from exercise of stock options	19,257	7,101	—
Debt issuance costs	(12,832)	—	(302)
Net borrowings (repayments) under line of credit	(88,170)	48,000	(9,000)
Borrowings under term loans	650,984	—	—
Repayments of long-term debt obligations	(8,094)	(2,229)	(343)

Net cash provided by financing activities	921,629	59,134	90,050

Effect of exchange rate changes on cash and equivalents	33	—	—
Net increase in cash and equivalents	70,210	858	1,561
Cash and equivalents, beginning of period	4,031	3,173	1,612

Cash and equivalents, end of period	$74,241	$4,031	$3,173

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$1,699	$7,200	$6,355
Notes assumed in connection with business acquisitions	118	—	203
Cash paid for income taxes, net of refunds	21,371	18,125	13,706
Cash paid for interest	13,898	4,278	2,252

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Other Comprehensive Income

(In thousands)

	Common Stock
						Accumulated Other Comprehensive Income
	Shares Issued	Amount	Additional Paid-In Capital	Warrants	Retained Earnings		Total Stockholders' Equity
BALANCE, January 1, 2005	82,262	$823	$200,867	$261	$1,140	$980	$204,071
Net income	—	—	—	—	30,887	—	30,887
Unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	339	339
Foreign currency translation	—	—	—	—	—	(24)	(24)

Total comprehensive income	—	—	—	—	—	—	31,202
Sale of common stock	12,870	129	87,769	—	—	—	87,898
Stock-based compensation expense	—	—	42	—	—	—	42
Exercise of warrants issued in acquisitions	232	—	—	—	—	—	—
Exercise of stockholder guarantor warrants	3,528	36	1,909	(181)	—	—	1,764
Exercise of stock options, including related tax benefits of $6,210	3,936	40	16,203	—	—	—	16,243

BALANCE, December 31, 2005	102,828	$1,028	$306,790	$80	$32,027	$1,295	$341,220

Net income	—	—	—	—	44,395	—	44,395
Unrealized loss on investment in equity securities, net of tax	—	—	—	—	—	(214)	(214)
Foreign currency translation	—	—	—	—	—	(23)	(23)

Total comprehensive income	—	—	—	—	—	—	44,158
Stock issued as director compensation	8	—	72	—	—	—	72
Stock-based compensation expense	—	—	2,389	—	—	—	2,389
Exercise of stockholder guarantor warrants	1,570	16	849	(80)	—	—	785
Exercise of stock options, including related tax benefits of $7,101	2,194	22	12,556	—	—	—	12,578

BALANCE, December 31, 2006	106,600	$1,066	$322,656	$—	$76,422	$1,058	$401,202

Adjustment for adoption of FIN 48	—	—	—	—	(284)	—	(284)

BALANCE, January 1, 2007	106,600	$1,066	$322,656	$—	$76,138	$1,058	$400,918

Net income	—	—	—	—	65,901	—	65,901
Reversal of unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	(1,137)	(1,137)
Foreign currency translation	—	—	—	—	—	698	698

Total comprehensive income	—	—	—	—	—	—	65,462
Purchase and retirement of redeemable common stock	—	—	(508)	—	—	—	(508)
Stock issued as director compensation	7	—	109	—	—	—	109
Stock-based compensation expense	—	—	2,930	—	—	—	2,930
Sale of common stock	23,600	236	349,293	—	—	—	349,529
Exercise of stock options, including related tax benefits of $19,257	3,942	39	31,298	—	—	—	31,337

BALANCE, December 31, 2007	134,149	$1,341	$705,778	$—	$142,039	$619	$849,777

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

          The financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.

          We are the largest nationwide provider of recycled light vehicle original equipment manufacturer ("OEM") products and related services, and with our acquisition of Keystone Automotive Industries, Inc. ("Keystone") on October 12, 2007, we are also the largest nationwide provider of aftermarket collision replacement products, and refurbished bumper covers and wheels. We operate out of a total of approximately 300 facilities offering our customers a broad range of replacement systems, components, and parts to repair light vehicles.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of LKQ Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

          In preparing our financial statements in conformity with accounting principles generally accepted in the United States we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Per Share Amounts

          All per share amounts and the number of shares for all periods have been retroactively adjusted to reflect the two-for-one stock splits declared on December 15, 2005 and November 5, 2007. See Note 3 for further discussion.

Revenue Recognition

          The majority of our revenue is derived from the sale of recycled OEM products and aftermarket products. Revenue is recognized when the products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $7.5 million and $4.0 million at December 31, 2007 and 2006, respectively. Revenue from the sale of separately-priced extended warranty contracts is reported as Deferred revenue and recognized ratably over the term of the contracts.

Shipping & Handling

          Revenue also includes amounts billed to customers related to shipping and handling of approximately $11.3 million, $8.8 million and $7.6 million during the years ended December 31, 2007, 2006 and 2005, respectively. Distribution expenses in the accompanying consolidated statements of income are the costs incurred to prepare and deliver products to customers, including shipping and handling costs.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Cash and Equivalents

          We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Restricted Cash

          In connection with a business acquisition on January 31, 2005, we held approximately $0.6 million in restricted cash. During the year ended December 31, 2005, the amount of cash restricted was reduced by $0.1 million. During June 2006, the remaining restrictions were removed.

Receivables

          We have recorded a reserve for uncollectible accounts of approximately $4.3 million and $2.6 million at December 31, 2007 and 2006, respectively. The reserve is based upon our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable and historical experience.

Concentrations of Credit Risk

          Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by (i) placing our cash and equivalents with several major financial institutions; (ii) holding high-quality financial instruments; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures. In addition, our overall credit risk with respect to accounts receivable is limited to some extent because a large number of geographically diverse customers make up our customer base.

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

          An aftermarket product is a new vehicle product manufactured by a company other than the OEM. Cost is established based upon the average price for purchased parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished inventory cost is based upon the average price paid for cores, and also includes expenses incurred for freight, buying and refurbishing overhead. Aftermarket products and refurbished inventory is recorded at the lower of cost or market.

          For all inventory, carrying value is reduced regularly to the lower of cost or market to reflect the age of the inventory and current anticipated demand. If actual demand differs from our estimates,

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

additional reductions to inventory carrying value would be necessary in the period such determination is made.

          Inventory consists of the following (in thousands):

	December 31,
	2007	2006
Salvage products	$111,775	$77,807
Aftermarket and refurbished products	201,408	40,451
Core facilities inventory	7,055	6,283

	$320,238	$124,541

Property and Equipment

          Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Construction in progress consists primarily of building and land improvements at our existing facilities and costs associated with the development of internal-use software projects. Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Other estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	5-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years

          Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Land and improvements	$40,397	$31,521
Buildings and improvements	64,239	40,159
Furniture, fixtures and equipment	76,607	46,931
Computer equipment and software	30,230	13,156
Vehicles and trailers	16,051	12,876
Leasehold improvements	24,224	15,242

	251,748	159,885
Less—Accumulated depreciation	(53,908)	(43,069)
Construction in progress	19,219	10,268

	$217,059	$127,084

          We capitalize costs incurred in connection with obtaining and the development of internal use computer software in accordance with the American Institute of Certified Public Accountant's

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Intangibles

          Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired), and other specifically identifiable intangible assets such as the tradename acquired in connection with our acquisition of Keystone during 2007, covenants not to compete and trademarks.

          Goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually. We performed annual impairment tests during the fourth quarter of 2007, 2006 and 2005. The results of these tests indicated that goodwill was not impaired.

          The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of January 1, 2005	$100,319
Adjustment of previously recorded goodwill	(1,508)
Business acquisitions	82,981

Balance as of December 31, 2005	181,792
Adjustment of previously recorded goodwill	4,543
Business acquisitions	59,897

Balance as of December 31, 2006	246,232
Adjustment of previously recorded goodwill	1,921
Exchange rate effects	1,403
Business acquisitions	576,325

Balance as of December 31, 2007	$825,881

          Other intangible assets totaled approximately $75.9 million and $0.2 million at December 31, 2007 and 2006, respectively. Accumulated amortization of other intangible assets at December 31, 2007 and 2006 was approximately $1.0 million and $0.1 million, respectively. Amortization expense was approximately $871,000, $20,000 and $19,000 during the years ended December 31, 2007, 2006 and 2005, respectively. Covenants not to compete are amortized over the lives of the respective agreements on a straight-line basis. The Keystone tradename is valued at approximately $74.8 million and is being amortized over 20 years on a straight-line basis. Estimated annual amortization expense for the years ended December 31, 2008 through 2012 is approximately $3.8 million.

Impairment of Long-Lived Assets

          Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying value of long-lived assets during the years ended December 31, 2007, 2006 or 2005.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Investments

          Prior to our acquisition of Keystone on October 12, 2007, we held common shares of Keystone, which were classified as an available-for-sale investment security under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, the investment was included in Other Assets at its fair value of approximately $2.2 million at December 31, 2006, with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes. The fair value of this investment at December 31, 2006 was estimated based upon the quoted market price for these securities. We sold a portion of our investment and included the realized gains of $0.7 million and $0.3 million in Other (income) expense during the years ended December 31, 2006 and 2005, respectively. Upon our acquisition of Keystone on October 12, 2007, the unrealized gain was removed from Accumulated other comprehensive income, net of applicable taxes, and the original cost of the common shares was considered a component of the purchase price.

Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Our financial instruments include cash and equivalents, net trade receivables, accounts payable and debt. The carrying amounts of financial instruments approximate fair value, including debt as it consists of primarily variable interest rate notes.

Accounts Payable

          In accordance with Financial Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," we have reclassified net book overdrafts of approximately $11.3 million to Accounts payable at December 31, 2007.

Escrow Liability

          In February 2004, in connection with a business acquisition, we issued 337,380 shares of our common stock, which were to be held in escrow for a period of two years as collateral for the accuracy of certain representations and warranties. The terms of the agreement granted the shareholders the option to sell any or all of these shares during the escrow period, provided that all proceeds from such sale were delivered to us. In September 2005, the shareholders sold all such shares held in escrow and delivered $2.6 million to us. In February 2006, the seller's representation and warranty provisions were resolved, and the escrowed funds plus accrued interest at an annual rate of 3% were returned to the sellers.

Accrued Expenses

          We have entered into certain arrangements whereby salvage vehicles are obtained directly from major insurance companies and automotive manufacturers at a cost calculated as a percentage of the revenue generated from each vehicle. Accrued expenses include an estimated liability of approximately $1.5 million and $1.4 million at December 31, 2007 and 2006, respectively, for salvage inventory procured under such arrangements.

          We self-insure for a portion of our general and automotive liability, workers' compensation and the health care claims of our employees, although we have purchased both aggregate (in some cases) and specific (in all cases) stop-loss insurance coverage from third-party insurers in order to limit our

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

total liability exposure. The cost of stop-loss insurance is expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Other accrued expenses include insurance reserves of approximately $19.6 million and $7.4 million, net of claims deposits of $2.0 million and $1.0 million, at December 31, 2007 and 2006, respectively. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and assumptions.

Product Warranties

          We generally warrant certain mechanical parts against defects for a period of six months. Based on historical warranty claims, we accrue the estimated costs of the warranty coverage at the time of sale. The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2006	$335
Warranty expense	2,853
Warranty claims	(2,778)

Balance as of December 31, 2006	410
Warranty expense	3,876
Warranty claims	(3,706)

Balance as of December 31, 2007	$580

Income Taxes

          Deferred income taxes have been provided to show the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain.

Other Noncurrent Liabilities

          Other Noncurrent Liabilities include approximately $4.4 million and $4.1 million at December 31, 2007 and 2006, respectively, related to employee nonqualified deferred compensation plans as discussed in Note 10 and approximately $3.9 million and $1.8 million at December 31, 2007 and 2006, respectively, related to a long term incentive plan for certain key employees as discussed in Note 14.

          Other Noncurrent Liabilities also include approximately $0.7 million and $0.8 million at December 31, 2007 and 2006, respectively, related to unasserted claims that are deemed probable of assertion. In the event the unasserted claims are asserted and resolved for amounts different than those accrued, or are determined to no longer be probable in future periods, the amounts so determined would be adjusted to income in the periods such determination is made. During each of the years ended December 31, 2007 and 2006, respectively, approximately $0.1 million was recognized in income due to the favorable resolution of certain unasserted claims.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Depreciation Expense

          Included in Cost of Goods Sold is depreciation expense associated with refurbishing and smelting operations.

Stock-Based Compensation

          On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), requiring us to recognize expense related to the fair value of our share-based compensation awards (see Note 4). We elected to use the modified prospective transition method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of the registration statement regarding our initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), net of estimated forfeitures. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of our historical option forfeitures. We have elected to recognize compensation expense on a straight-line basis over the requisite service period of the award.

          Prior to the adoption of SFAS 123R, we accounted for our stock compensation arrangements under the provisions of SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosures" ("SFAS 148"), which allowed the application of existing accounting rules under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, we recognized compensation expense based on an award's intrinsic value, the difference between the exercise price of the option and the fair market value of the underlying common stock at the time the options were granted. For nonqualified stock options granted with an exercise price equal to the market value of the stock on the date of grant, no compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income and pro forma earnings per share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

          The following table sets forth the stock-based compensation expense resulting from stock options included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2007	2006
Cost of goods sold	$13	$13
Facility and warehouse expenses	958	599
Selling, general and administrative expenses	1,959	1,777

	2,930	2,389
Income tax benefit	(1,143)	(932)

Total stock based compensation, net of tax	$1,787	$1,457

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

          We have not capitalized any stock-based compensation cost during the years ended December 31, 2007 or 2006. As of December 31, 2007, a total of $8.0 million in unrecognized compensation expense is expected to be recognized as follows:

2008	$2.5 million
2009	2.3 million
2010	1.9 million
2011	1.1 million
2012	0.2 million

          The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used to compute the fair value of stock option grants:

	Year Ended December 31,
	2007	2006	2005
Expected life (in years)	6.4	6.2	5.8
Risk-free interest rate	4.37%	4.38%	3.96%
Volatility	40.0%	40.0%	40.0%
Dividend yield	0%	0%	0%
Weighted average fair value of options granted	$5.15	$4.60	$2.02

          Expected life—The expected life represents the period that our stock-based awards are expected to be outstanding. Due to the limited information available regarding historical exercise experience, we have elected to use the simplified expected term method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 ("SAB 107"), as amended by Staff Accounting Bulletin No. 110 ("SAB 110").

          Risk-free interest rate—We base the risk free interest rate used in the Black-Scholes option-pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

          Expected volatility—We use the trading history and historical volatility of our common stock, and because of limited historical data available on the price of our publicly traded shares, the volatility of similar entities whose share prices are publicly available in determining an estimated volatility factor for the Black-Scholes option-pricing model.

          Expected dividend yield—We have not declared and have no plans to declare dividends and have therefore used a zero value for the expected dividend yield in the Black-Scholes option-pricing model.

          Estimated forfeitures—When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. A forfeiture rate of 7.0% has been used for valuing employee option grants, while a forfeiture rate of 0% has been used for valuing director and executive officer option grants.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

          The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

Net income, as reported	$30,887
Add: Stock-based compensation expense, net of tax, included in net income as reported	25
Less: Total stock-based compensation expense determined using the Black-Scholes option-pricing model, net of related tax effects	(5,013)

Pro forma net income	$25,899

Earnings per share:
Basic—as reported	$0.35
Basic—pro forma	$0.29
Diluted—as reported	$0.32
Diluted—pro forma	$0.27

          Prior to the adoption of SFAS 123R, we included all tax benefits associated with share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. We have included $19.3 million and $7.1 million of excess tax benefits in cash flows from financing activities for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2005, excess tax benefits of $6.2 million were included in net cash provided by operating activities.

Rental Expense

          We recognize rental expense on a straight-line basis over the respective lease terms for all of our operating leases.

Capitalized Interest

          We capitalize interest on certain assets under construction or development, including internal-use software. Total interest costs capitalized during the year ended December 31, 2007 were approximately $0.4 million. There were no interest costs capitalized during 2006 and 2005.

Earnings per Share

          Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Certain of our stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Segment Information

          Over 97% of our operations are conducted in the United States. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. In May and July 2007,

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

we acquired two recycled OEM products businesses located in Canada. Keystone, which we acquired in October 2007, has bumper refurbishing operations in Mexico and two aftermarket products businesses located in Canada. Revenue generated and properties located outside of the United States are not material. We manage our operations geographically. Our light vehicle replacement products operations are organized into ten operating segments, eight for recycled OEM products, one for aftermarket products and one for refurbished products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. The light vehicle replacement products operations account for over 93% of our revenue, earnings and assets.

          The following table sets forth our revenue by product category (in thousands):

	Year Ended December 31,
	2007	2006	2005
Recycled products	$534,671	$472,584	$410,912

Aftermarket and refurbished products	401,279	191,739	84,909
Other	190,875	125,058	51,571

	$1,126,825	$789,381	$547,392

Foreign Currency Translation

          For our foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statement of Income amounts are translated to U.S. dollars using average exchange rates during the period. Translation gains and losses are reported as a component of Accumulated other comprehensive income in Stockholders' Equity. Gains and losses from foreign currency transactions are included in current earnings.

Recent Accounting Pronouncements

          Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") (see Note 12).

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the calendar year 2009. The measurement and disclosure requirements related to financial assets and liabilities are effective beginning in calendar year 2008. We are currently assessing the impact of SFAS 157 on our consolidated financial position, results of operations, or cash flows.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our consolidated financial position, results of operations, and cash flows.

          In December 2007, the U.S. Securities and Exchange Commission (SEC) issued SAB 110 to amend the SEC's views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). Under SFAS 141R, companies will be required to, among other things, recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. SFAS 141R also requires that acquisition-related expenses be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be expensed in income tax expense. SFAS 141R will be effective in calendar 2009 and will change our accounting for business combinations upon adoption. We are currently assessing the impact that the adoption of SFAS 141R will have on our consolidated financial position, results of operations, and cash flows.

Note 3. Capital Structure

          On March 31, 1999, in connection with a business acquisition, we issued warrants to purchase 400,000 shares of our common stock at $3.75 per share, with exercisability contingent upon the achievement of certain operating results in 2000. These results were achieved and the warrants became exercisable on March 31, 2001. These warrants were to expire five years after they became exercisable. In accordance with the antidilution provisions of the warrant agreement, the total number of warrants issued and the exercise price at December 31, 2003 were adjusted to 455,004 and $3.30 per share. In June 2005, the warrants were exercised utilizing a cashless exercise feature as provided in the original agreement. As a result, we issued 232,724 shares of our common stock upon the exercise of the warrants. The 222,280 shares retained by us were retired.

          On February 14, 2001, we issued warrants to purchase 7,844,448 shares of our common stock at an exercise price of $0.50 per share to certain stockholder guarantors. We had breached certain covenants of our credit facility including covenants relating to operating income and the minimum required ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We entered into an amendment to the credit agreement with our banks that waived the breaches and modified certain of the covenants. As part of the amendment, the banks required that stockholders guaranty $10 million of the debt, with the guaranties secured by letters of credit or other highly liquid collateral acceptable to the banks. All of our stockholders were given the opportunity to participate in this transaction and thirty of our stockholders provided the guaranties. In exchange for providing the guaranties, each guarantor received certain rights, including a guaranty fee. The guaranty fee consisted of each guarantor's pro rata portion of warrants to purchase a total of 7,844,448 shares of our common

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Capital Structure (Continued)

stock (10% of the then outstanding shares of common stock assuming exercise of these warrants) at an exercise price of $0.50 per share. The warrants became exercisable upon issuance and were to expire on February 14, 2006. All such warrants were exercised prior to the expiration date. The warrants were valued at approximately $401,000 at the date of grant. Warrants to purchase 1,570,144 and 3,527,972 shares of our common stock at a price of $0.50 per share were exercised during the years ended December 31, 2006 and 2005, respectively. The stockholder guaranties were cancelled in June 2002 when we entered into a new credit facility.

          On January 1, 2003, in connection with a business acquisition, we issued 200,000 shares of our common stock. We granted a put option on those shares with a single exercise date of January 1, 2007 at a price of $3.75 per share and obtained a call option on those shares with a single exercise date of January 1, 2007 at a price of $5.625 per share. We exercised the call option in 2007 and retired the shares. These shares are reflected as Redeemable Common Stock in the consolidated balance sheet as of December 31, 2006.

          On October 4, 2005, we completed the sale of 12,870,000 shares of our common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold 3,000,000 shares of our common stock. We received $87.9 million, net of underwriting discount and offering related expenses of approximately $0.7 million, for the common stock we issued and sold. We did not receive any proceeds from the sale of shares by the selling stockholders. We also received approximately $2.1 million in proceeds from the exercise of 1,200,000 stock options by certain members of management in connection with the offering.

          On September 25, 2007, we completed the sale of 23,600,000 shares of our common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold 4,000,000 shares of our common stock. We received $349.5 million, net of underwriting discount and offering related expenses of approximately $0.7 million, for the common stock we issued and sold. We did not receive any proceeds from the sale of shares by the selling stockholders. We also received approximately $2.8 million in proceeds from the exercise of 1,000,000 stock options by certain members of management in connection with the offering.

          On December 15, 2005, our Board of Directors approved a two-for-one split of our common stock in the form of a stock dividend. Each stockholder of record at the close of business on January 3, 2006 received an additional share of common stock for every outstanding share held. The payment date was January 13, 2006, and the common stock began trading on a split-adjusted basis on January 17, 2006. On November 5, 2007, our Board of Directors approved a two-for-one split of our common stock payable as a stock dividend. Each stockholder of record at the close of business on November 16, 2007 received an additional share of common stock for every outstanding share held. The payment date was December 3, 2007, and the common stock began trading on a split-adjusted basis on December 4, 2007. All share and per share amounts for all periods presented have been adjusted to reflect the stock splits.

Note 4. Equity Incentive Plans

          In February 1998, we adopted the Equity Incentive Plan to attract and retain employees and consultants. Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted. On

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Equity Incentive Plans (Continued)

March 6, 2002, our stockholders approved an increase in the number of shares available under the Equity Incentive Plan from 12.0 million to 20.0 million, subject to antidilution and other adjustment provisions. On May 9, 2005, our stockholders approved an increase in the number of shares available under the Equity Incentive Plan from to 20.0 million to 28.0 million, subject to antidilution and other adjustment provisions.

          In November 1998, we also adopted the CEO Plan. The terms of the CEO Plan were substantially the same as the terms of the Equity Incentive Plan except that the exercise price of options granted under the CEO Plan could be less than the fair market value of our common stock on the date the option is granted. During 1998, we granted 700,000 options under the CEO Plan with an exercise price of $2.50 per share at a time when the fair value of our common stock was $3.125 per share. The difference between the fair market value and the option exercise price was recorded as deferred compensation expense and was charged to operations over the vesting period of the options, which ended in November 2003. There are no additional shares available for award under the CEO Plan.

          In June 2003, our Board of Directors adopted the Director Plan and in September 2003, the plan was approved by our stockholders. Options granted under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is 100% of the fair market value of our common stock on the grant date. Only non-employee directors are eligible for grants under the Director Plan. On March 5, 2007, our Board of Directors amended the Director Plan to eliminate the annual option grants to non-employee directors. The amendment was effective commencing with the second quarter of 2007. On October 12, 2007, our Board of Directors further amended the Director Plan to eliminate the initial option grant to new, non-employee directors. The Director Plan will terminate in June 2013, unless our Board of Directors terminates it sooner. The number of shares available under the Director Plan is 2,000,000, subject to antidilution and other adjustment provisions.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Equity Incentive Plans (Continued)

          We issue new shares of our common stock upon the exercise of stock options. A summary of transactions in our stock-based compensation plans is as follows:

	Options Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance, January 1, 2005	4,029,320	15,927,940	$2.93
Additional shares reserved for Equity Incentive Plan	8,000,000	—	—
Granted	(3,176,000)	3,176,000	4.60
Exercised	—	(3,936,280)	2.55
Cancelled	134,320	(134,320)	3.36

Balance, December 31, 2005	8,987,640	15,033,340	3.38

Granted	(1,231,000)	1,231,000	9.95
Exercised	—	(2,194,072)	2.50
Cancelled	93,688	(93,688)	7.38

Balance, December 31, 2006	7,850,328	13,976,580	4.07

Granted	(1,080,000)	1,080,000	10.90
Exercised	—	(3,942,126)	3.06
Cancelled	82,352	(82,352)	9.09

Balance, December 31, 2007	6,852,680	11,032,102	$5.06

          The following table summarizes information about outstanding and exercisable stock options at December 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75	278,000	3.1	$0.75	278,000	3.1	$0.75
2.00 - 2.50	1,469,840	4.6	2.10	1,469,840	4.6	2.10
3.13 - 3.99	2,352,000	3.6	3.50	2,176,800	3.4	3.52
4.16 - 4.72	4,560,442	6.1	4.43	4,128,185	6.1	4.43
7.56 - 8.64	246,000	7.7	7.59	242,400	7.7	7.59
9.33 - 12.42	2,025,820	8.6	10.04	562,700	8.5	10.24
18.87	100,000	9.8	18.87	—	9.8	18.87

	11,032,102	5.8	$5.06	8,857,525	5.3	$4.16

          At December 31, 2007, a total of 10,974,214 options with a weighted average exercise price of $5.04 and a weighted average remaining contractual life of 5.7 years were expected to vest. The total grant-date fair value of options that vested during the years ended December 31, 2007, 2006 and 2005 was approximately $3.6 million, $2.4 million and $8.2 million, respectively.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Equity Incentive Plans (Continued)

          The aggregate intrinsic value (market value of our common stock less option exercise price) of outstanding, expected to vest and exercisable stock options at December 31, 2007 is $176.1 million, $175.4 million and $149.3 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of our common stock. The total intrinsic value of stock options exercised was $52.4 million, $18.5 million and $16.5 million during the years ended December 31, 2007, 2006 and 2005, respectively.

          Stock options expire 10 years from the date they are granted. Most of the options granted under the Equity Incentive Plan and the CEO Plan vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant. We expect to issue new shares of common stock to cover future stock option exercises.

          On January 7, 2005, our Board of Directors authorized the Compensation Committee to make the 2005 annual grant of stock options to employees (the "2005 Options"). On January 14, 2005, the Compensation Committee granted options to purchase a total of 1,688,000 shares of our common stock with an exercise price of $4.42 per share. The vesting schedule for each of the 2005 Options is as follows: June 14, 2005 with respect to 50% of the number of shares subject to such option and, with respect to an additional 5.555% of the number of shares subject to such option, January 14, 2006 and each six month anniversary thereafter until January 14, 2010. This vesting schedule is different than the typical vesting schedule for options granted under the Equity Incentive Plan.

          On January 10, 2005, the Compensation Committee amended the vesting schedule of a total of 1,714,000 options granted to employees in 2004 under the Equity Incentive Plan, accelerating the vesting schedule to make all unvested shares subject to the options exercisable on January 10, 2005. The Compensation Committee decided to accelerate the vesting schedule of these options primarily as a supplement to compensation due to the expected reduction of cash bonuses to employees for the 2004 calendar year. The bonus formula established by us in January 2004 resulted in reduced 2004 bonuses for many of our employees as compared to 2003. In addition, the Compensation Committee decided it was in the best interests of stockholders to accelerate these options as we avoided compensation expense in future periods that would otherwise result from the effectiveness of SFAS 123R for periods beginning subsequent to December 31, 2005.

          On January 28, 2005, our Board of Directors granted options to employees to purchase a total of 1,200,000 shares of our common stock at an exercise price of $4.165 per share. The options were immediately exercisable with respect to all of the shares subject to the options. This vesting schedule is different than the typical vesting schedule for options granted under the Equity Incentive Plan.

          On March 3, 2005, our Board of Directors authorized the submission to our stockholders of an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the plan from 20,000,000 to 28,000,000. The amendment was approved by our stockholders on May 9, 2005.

          During January 2006, 2007 and 2008, our Board of Directors made an annual grant of options to employees to purchase a total of 923,200, 965,000 and 1,434,875 shares of our common stock at an exercise price of $9.755, $10.06 and $19.135 per share, respectively. The options vest over a period of five years.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Equity Incentive Plans (Continued)

          On January 11, 2008, our Board of Directors also granted a total of 190,000 shares of restricted stock to certain of our key employees under our Equity Incentive Plan. Until the shares of restricted stock vest, they may not be sold, pledged or otherwise transferred and are subject to forfeiture upon the recipient's voluntary termination of employment or termination for cause. The restricted stock vests over a period of five years.

Note 5. Long-Term Obligations

          Long-Term Obligations consist of the following (in thousands):

	December 31,
	2007	2006
Unsecured revolving credit facility	$—	$86,000
Senior secured debt financing facility:
Term loans payable	650,252	—
Revolving credit facility	—	—
Notes payable to individuals in monthly installments through November 2010, interest at 3.0% to 10.0%	8,210	14,447

	658,462	100,447
Less current maturities	(16,936)	(8,485)

	$641,526	$91,962

          The scheduled maturities of long-term obligations outstanding at December 31, 2007 are as follows (in thousands):

2008	$16,936
2009	21,233
2010	30,053
2011	50,009
2012	75,014
Thereafter	465,217

$658,462

          On February 17, 2004, we entered into an unsecured revolving credit facility that originally was scheduled to mature in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. This revolving credit facility initially had a maximum availability of $75 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, extend the maturity date to June 1, 2010 and modify certain other terms. On April 25, 2007, the agreement was further amended to increase the maximum availability to $205.0 million, to provide, with the consent of the participating banks, for a further increase in the maximum availability to $305.0 million, to extend the maturity to April 25, 2012, and to modify certain other terms. On May 30, 2007, the agreement was further amended and restated to enable us, among other things, to borrow funds in either U.S. or Canadian dollars. On October 12,

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Long-Term Obligations (Continued)

2007, we entered into a new senior secured debt financing facility and the unsecured credit agreement was terminated. We were in compliance with all covenants as of December 31, 2007, 2006 and 2005. The weighted-average interest rate on borrowings outstanding against the unsecured credit facility at December 31, 2006 was 6.52%. Borrowings against the unsecured credit facility totaled $86.0 million at December 31, 2006, and were classified as long-term obligations.

          In order to finance our acquisition of Keystone and to re-finance our unsecured credit facility, we obtained a senior secured debt financing facility ("Credit Agreement") from Lehman Brothers Inc. ("Lehman") and Deutsche Bank Securities, Inc. ("Deutsche Bank") on October 12, 2007, which was amended on October 26, 2007. The Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provides for the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, for a swing line credit facility of $25 million under the $100 million revolving credit facility, and for the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility's commitments, provided that such additions or increases do not exceed $150 million in the aggregate. The letter of credit facilities and the swing line facility are part of the revolving credit facilities identified above and use of such facilities is taken into account when determining availability under such credit facilities. All of the obligations under the Credit Agreement are unconditionally guaranteed by each of our domestic subsidiaries. Obligations under the Credit Agreement, including the related guarantees, are collateralized by a security interest in substantially all of our domestic assets and our U. S. subsidiaries and a pledge of not more than 65% of the total outstanding voting interests of any direct or indirect non-U.S. subsidiary of ours that is a "controlled foreign corporation." Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts beginning in 2008, with the balance payable in full at the end of year six. Amounts due under each revolving credit facility will be due and payable at the end of year six. We are also required to prepay the term loan facilities upon the sale of certain assets, upon the incurrence of certain debt, upon receipt of certain insurance and condemnation proceeds, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio.

          Indebtedness made and payable in U.S. dollars under the Credit Agreement bears interest, at our option, at (i) a base rate (the higher of (x) the rate that is the prime lending rate as set forth on the British Banking Association Reuters Page 5 or, under certain circumstances, such other comparable page as the agents may choose, as in effect from time to time, and (y) 0.5% in excess of the overnight federal funds rate) plus an applicable margin currently of 1.25% per annum, or (ii) a Eurodollar rate as determined by the administrative agent for the respective interest period plus an applicable margin currently of 2.25% per annum, except that indebtedness in respect of swing line loans bears interest only at the rate referred to in clause (i). Indebtedness made and payable in Canadian dollars under the Credit Agreement is made, at our option, as bankers' acceptance loans or loans that bear interest at a rate equal to the rate per annum of interest publicly quoted or established as the "prime rate" of Deutsche Bank AG Canada Branch for commercial loans in Canadian dollars to its Canadian borrowers (which does not necessarily represent the lowest or best rate actually available) plus an applicable margin currently of 1.25% per annum. Under each bankers' acceptance loan, each Canadian lender will purchase a bill of exchange, including a depository bill issued in accordance with the

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Long-Term Obligations (Continued)

Depository Bills and Notes Act (Canada), denominated in Canadian dollars and discount notes, and we will sell such bill of exchange, at the applicable discount rate which, (1) in respect of any bill of exchange accepted by a lender named on Schedule I to the Bank Act (Canada), is the average of the annual rates for bankers' acceptances having the same specified term and face amount as the loan to be made to us that is reported by the Reuters Screen CDOR Page as of 10:00 a.m. on such day (or the next preceding business day if such day is not a business day) (or if not reported by the Reuters Screen, then will be the average of the discount rate offered by the five largest (by assets) Canadian charter banks) and (2) in respect of any other lender, the CDOR described above plus 0.10%. We will also pay an acceptance fee for each bankers' acceptance loan currently equal to 2.25% per annum. The applicable margin and acceptance fee for loans under the revolving credit facilities are subject to a decrease of 0.25% based upon our total leverage ratio and the interest rate option chosen. Interest will be payable quarterly in arrears, except that interest based on a Eurodollar rate or bankers' acceptance loans is payable in arrears on the last day of the relevant interest period and, for any Eurodollar interest period longer than three months, quarterly. Any default in the payment of principal, interest, or other overdue amounts bears interest at 2% above the rate otherwise applicable (or, if there is no applicable rate, at 2% above the base rate referred to in clause (i) above for loans made in U.S. dollars and the "prime rate" referred to in the second sentence of this paragraph for loans made in Canadian dollars). All overdue amounts are payable on demand.

          The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with LKQ's affiliates, (xii) make dividends, loans, and other transfers by subsidiaries of LKQ, and (xiii) issue certain equity interests. The Credit Agreement also requires us to comply with certain financial and affirmative covenants.

          The Credit Agreement contains events of default that include (i) the Company's failure to pay principal when due or interest, fees, or other amounts after grace periods, (ii) covenant defaults, (iii) the Company's material breach of any representation or warranty, (iv) cross defaults to certain other indebtedness, (v) bankruptcy, insolvency, or other similar proceedings, (vi) the Company's inability to pay debts, (vii) judgment defaults of $15 million or more, (viii) customary ERISA and environmental defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a portion of the collateral, (x) failure of subordinated indebtedness to be validly and sufficiently subordinated, and (xi) a change of control.

          The weighted-average interest rate on borrowings outstanding against the Company's senior secured credit facility at December 31, 2007 was 7.53%. Borrowings against the senior secured credit facility totaled $650.3 million at December 31, 2007, $10.0 million of which are classified as current maturities and $640.3 million of which are classified as long-term obligations.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Long-Term Obligations (Continued)

          As part of the consideration for business acquisitions completed during 2007, 2006 and 2005, we issued promissory notes totaling approximately $1.7 million, $7.2 million and $6.4 million, respectively. The notes bear interest at annual rates of 3.0% to 6.0%, and interest is payable at maturity or in monthly installments. We also assumed certain liabilities in connection with a business acquisition during the second quarter of 2005, including a promissory note with a remaining principle balance of approximately $0.2 million. The annual interest rate on the note, which was retired during 2006, was 5.1%.

Note 6. Commitments and Contingencies

Operating Leases

          We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

          The future minimum lease commitments under these leases at December 31, 2007 are as follows (in thousands):

Years ending December 31:
2008	$42,335
2009	33,249
2010	25,149
2011	17,425
2012	11,750
Thereafter	28,581

Future Minimum Lease Payments	$158,489

          Rental expense for operating leases was approximately $27.4 million, $18.6 million and $12.2 million during the years ended December 31, 2007, 2006 and 2005, respectively.

          We guaranty the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guaranties at December 31, 2007, the guarantied residual value would have totaled approximately $24.0 million.

Litigation and Related Contingencies

          On December 2, 2005, Ford Global Technologies, LLC ("Ford") filed a complaint with the United States International Trade Commission ("USITC") against Keystone and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint contended that Keystone and the other Respondents infringed 14 design patents that Ford alleges cover eight parts on the 2004-2005

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Commitments and Contingencies (Continued)

Ford F-150 truck (the "Ford Design Patents"). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing Keystone and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford's Amended Complaint. The USITC's Notice of Investigation was published in the Federal Register on January 4, 2006.

          On January 23, 2006, Keystone filed its Response to the Complaint and Notice of Investigation. In the Response, Keystone denied, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. Keystone further asserted several affirmative defenses. In interlocutory rulings, the Administrative Law Judge ("ALJ") struck Keystone's affirmative defenses of patent exhaustion, permissible repair, license and patent misuse and Keystone's affirmative defense that each of the patents is invalid for failure to comply with the ornamentality requirement of 35 U.S.C.§171. Additionally, the ALJ granted Ford's request to drop four patents from the investigation. A hearing before the ALJ took place the last week of August 2006.

          On December 4, 2006, the ALJ issued an Initial Determination upholding seven of Ford's design patents and declaring the remaining three design patents to be invalid. Both Ford and the Company petitioned the Commission to review and set aside portions of the ALJ's Initial Determination. Keystone's petition also sought review of the ALJ's interlocutory rulings concerning certain of its affirmative defenses. On March 20, 2007, the USITC decided not to review the ALJ's Initial Determination. Initially, the USITC determined that it would render its order on remedy, bonding, and public policy on May 4, 2007. However, on April 30, 2007, the United States Supreme Court decided the case of KSR International Co. v. Teleflex Inc., which addressed claims of obviousness in patent law and which may have had potential implications relative to the Respondent's case before the USITC. The Respondents filed a petition for reconsideration with the USITC on May 1, 2007 based on the decision in the KSR case. On May 4, 2007, the USITC extended the deadline for rendering its order on remedy, bonding, and public policy until June 6, 2007, so that it could review its decision not to review the ALJ's Initial Determination in light of the KSR case.

          On June 6, 2007, the USITC issued its Notice of Final Determination. The Notice of Final Determination denied Respondent's petition for reconsideration and their motion for leave to supplement their petition. In addition, the USITC issued a general exclusion order prohibiting the importation of certain automotive parts found to infringe the seven Ford design patents found valid. The USITC's decision became final on August 6, 2007 upon the expiration without action of the 60-day Presidential review period. On May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals with regard to the three patents declared invalid in the ALJ's Initial Determination. On August 23, 2007, the Respondents filed a Notice of Appeal with the United States Federal Court of Appeals. The appeals were consolidated, and the parties are submitting their respective briefs to the appellate court.

          We will continue to defend this action vigorously. At the time the exclusion order was issued, the parts that are subject to the order comprised only a minimal amount of our sales. However, as such

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Commitments and Contingencies (Continued)

parts become incorporated into more vehicles over time, it is likely that the amount of our sales of such parts would have increased substantially. If the 10 design patents in question are ultimately upheld on appeal as valid and infringed, it is not anticipated that the loss of sales of these parts over time will be materially adverse to our financial condition, cash flows or results of operations. However, depending upon the nature and extent of any adverse ruling, other auto manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of its models, which over time could have a material adverse impact on the entire aftermarket parts industry.

          We also have certain other contingent liabilities resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We believe that the probable resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

          In July 2007, two putative class action lawsuits captioned Lynch v. Keystone Automotive Industries, Inc., Case No. BC374399, and Shoys v. Keystone Automotive Industries, Inc., Case No. BC374480, were filed in the Superior Court of the State of California, County of Los Angeles in connection with our acquisition of Keystone. On September 17, 2007, Keystone entered into a conditional memorandum of understanding with plaintiffs' counsel and the other named defendants in the actions pursuant to which the parties agreed to settle the actions, subject to certain conditions, including confirmatory discovery and court approval of the final settlement. If the court approves the settlement contemplated in the memorandum of understanding, the actions will be dismissed with prejudice. The hearing at which the court will consider approval of the settlement is scheduled for April 2008.

Note 7. Business Combinations

          On October 12, 2007, we completed our acquisition of 100% of the outstanding stock of Keystone, the nation's leading distributor of aftermarket collision parts. Under the terms of the Agreement and Plan of Merger ("Merger Agreement") among the Company, Keystone and LKQ Acquisition Company, a wholly-owned subsidiary of the Company ("Merger Sub"), Merger Sub was merged with and into Keystone with Keystone being the surviving corporation and becoming a wholly-owned subsidiary of the Company. Under the Merger Agreement, holders of shares of Keystone common stock received $48.00 in cash in exchange for each such share, representing an aggregate cash consideration, including transaction costs, net of deferred taxes, and assumed cash of approximately $807 million on a fully diluted basis.

          Also in 2007, we acquired a 100% equity interest in each of eleven businesses (eight in the recycled OEM products business, including on July 3, 2007 Pintendre Autos, a recycled parts business located near Quebec City, Canada, two in the aftermarket products business, and one that refurbishes and distributes head lamps and tail lamps) for an aggregate of $59.3 million in cash and $1.7 million in notes issued to the sellers (see Note 5). These 2007 acquisitions enabled us to expand our presence in existing markets, serve new market areas and expand our product line offering.

          During 2006, we acquired a 100% equity interest in each of ten businesses (seven in the recycled OEM automotive parts business, two in the aftermarket automotive parts business and, on January 31, 2006, Transwheel Corporation, an aluminum alloy wheel refurbishing and distribution business) for an aggregate of $71.1 million in cash and $7.2 million in notes issued to the sellers (see Note 5). The

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Business Combinations (Continued)

acquisitions enabled us to serve new market areas and become a significant provider of refurbished wheels.

          During 2005, we acquired a 100% equity interest in each of eight businesses (four in the aftermarket products business, including on December 29, 2005 Fit-Rite Body Parts, Inc. ("Fit-Rite")) for an aggregate of $110.0 million in cash, of which $1.9 million is to be paid subsequent to December 31, 2007, and approximately $6.4 million in notes issued to the sellers (see Note 5). In addition, in connection with the Fit-Rite acquisition, the Company was obligated to pay up to $9.0 million of contingent payments based upon the achievement of certain financial results over the thirty months following the closing of the acquisition. Certain terms of one of the contingent payment agreements were modified in 2006 such that $1.0 million was immediately paid and the total remaining amount contingently payable was reduced to $4.0 million. Payments totaling approximately $1.9 million were made during 2007, and we have recorded an additional $1.9 million payable under the terms of the contingent payment agreements at December 31, 2007. The acquisitions enabled us to serve new market areas and expand our presence in other areas.

          The acquisitions are being accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2007 business acquisitions, the purchase price allocations are preliminary as we are in the process of determining the following: 1) which operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of the inventories and fixed assets acquired and the fair value of liabilities assumed; and 3) the final estimation of the tax basis of the entities acquired. During the year ended December 31, 2007, we made adjustments to the preliminary purchase price allocations to finalize the inventory valuations and the estimated tax basis for certain of the businesses acquired in 2006. We also recorded a liability and made additional payments that increased the purchase price for additional consideration earned based upon the achievement of certain financial results in 2007 in accordance with the contingent earnout provisions in the acquisition agreements. These adjustments increased goodwill related to these 2005 and 2006 acquisitions by $1.9 million.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Business Combinations (Continued)

          The purchase price allocations for the acquisitions completed during the years ended December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007(Preliminary)			2006
	Keystone	Other Acquisitions	Total
Receivables, net	$62,053	$3,092	$65,145	$5,805
Inventory	147,331	12,691	160,022	13,440
Prepaid expenses	4,728	323	5,051	469
Property and equipment	56,444	10,421	66,865	5,988
Goodwill	537,773	38,552	576,325	59,777
Tradename	74,740	—	74,740	—
Other intangibles	1,015	—	1,015	—
Other assets	4,134	3	4,137	60
Current liabilities assumed	(76,380)	(2,851)	(79,231)	(6,737)
Deferred income taxes assumed	(3,024)	(973)	(3,997)	—
Notes assumed	—	(118)	(118)	—
Other noncurrent liabilities assumed	(1,590)	—	(1,590)	(470)
Purchase price payable in a subsequent period	—	(175)	(175)	—
Cost of common shares acquired in prior year	(423)	—	(423)	—
Notes issued (see Note 6)	—	(1,699)	(1,699)	(7,200)

Cash used in acquisitions, net of cash acquired	$806,801	$59,266	$866,067	$71,132

          The following pro forma summary presents the effect of the businesses acquired during the years ended December 31, 2007 and 2006 as though the businesses had been acquired as of January 1, 2006,

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Business Combinations (Continued)

and is based upon unaudited financial information of the acquired entities (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006
Revenue as reported	$1,126,825	$789,381
Revenue of purchased businesses for the period prior to acquisition:
Keystone, net of eliminations	581,108	691,925
Other acquisitions	36,124	96,594

Pro forma revenue	$1,744,057	$1,577,900

Net income as reported	$65,901	$44,395
Net income (loss) of purchased businesses for the period prior to acquisition, including adjustments for interest and amortization:
Keystone	2,075	(3,817)
Other acquisitions	1,389	2,676

Pro forma net income	$69,365	$43,254

Earnings per share-basic
As reported	$0.58	$0.42
Effect of purchased businesses for the period prior to acquisition:
Keystone	0.02	(0.04)
Other acquisitions	0.01	0.03

Pro forma earnings per share-basic	$0.61	$0.41

Earnings per share-diluted
As reported	$0.55	$0.40
Effect of purchased businesses for the period prior to acquisition:
Keystone	0.02	(0.03)
Other acquisitions	0.01	0.02

Pro forma earnings per share-diluted	$0.58	$0.39

          Unaudited pro forma supplemental information is based upon accounting estimates and judgments which we believe are reasonable. Revenue between LKQ and Keystone has been eliminated. The unaudited pro forma supplemental information also includes purchase accounting adjustments (including a $2.9 million increase in Keystone's reported cost of goods sold resulting from a write-up of Keystone inventory to fair value and adjustments to depreciation on acquired property and equipment), amortization expense associated with the Keystone tradename, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 8. Restructuring and Integration Costs

          We have undertaken certain restructuring activities in connection with our acquisition of Keystone during the fourth quarter of 2007. The restructuring activities primarily include reductions in staffing

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Restructuring and Integration Costs (Continued)

levels and the closure of excess facilities. To the extent these restructuring activities are associated with Keystone operations, they are being accounted for in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Restructuring activities associated with our existing operations are being accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities."

          In connection with the Keystone restructuring activities, as part of the cost of the acquisition, we established reserves as detailed below. In accordance with EITF Issue No. 95-3, we intend to finalize our restructuring plans no later than one year from the date of our acquisition of Keystone. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill. Accrued acquisition expenses are included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

          The changes in accrued acquisition expenses directly related to the Keystone acquisition during 2007 are as follows (in thousands):

	Severance Related Costs	Excess Facility Costs	Other	Total
Reserves established	$11,233	$2,823	$488	$14,544
Payments	(1,727)	(85)	(488)	(2,300)

Balance at December 31, 2007	$9,506	$2,738	$—	$12,244

          Restructuring and integration costs associated with our existing operations are included in Restructuring expenses on the accompanying Consolidated Statements of Income.

Note 9. Related Party Transactions

          We sublease a portion of our corporate office space to an entity owned by the son of one of our principal stockholders for a pro rata percentage of the rent that we are charged. The total amounts received from this entity were approximately $54,000, $70,000 and $49,000 during the years ended December 31, 2007, 2006 and 2005, respectively. We also paid this entity approximately $0.4 million during 2007 for consulting fees incurred in connection with our new secured debt facility.

          A corporation owned by our Chairman of the Board, who is also one of our principal stockholders, owns private aircraft that we use from time to time for business trips. We reimburse this corporation for out-of-pocket and other related flight expenses, as well as for other direct expenses incurred. The total amounts paid to this corporation were approximately $102,000, $6,400 and $122,000 during each of the years ended December 31, 2007, 2006 and 2005, respectively.

          In connection with the acquisitions of several businesses, we entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in our operations. Typical lease terms include an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. We also maintain the right of first refusal concerning the sale of the leased property. Lease payments to a principal stockholder who became an officer of the Company after the acquisition of his business were approximately $0.8 million during each of the years ended December 31, 2007, 2006 and 2005, respectively.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Related Party Transactions (Continued)

          We believe that the terms of related party transactions described above are comparable to those available from unaffiliated third parties.

Note 10. Retirement Plans

401(k) Plans

          We sponsor 401(k) defined contribution plans that cover substantially all of our eligible, full time U.S. employees. Contributions to the plans are made by both the employee and us. Our contributions are based on the level of employee contributions and are subject to certain vesting provisions based upon years of service. Expenses related to these plans totaled approximately $2.7 million, $2.0 million and $1.6 million during 2007, 2006 and 2005, respectively.

Nonqualified Deferred Compensation Plan

          We also offer a nonqualified deferred compensation plan to eligible employees who, due to Internal Revenue Service guidelines, may not take full advantage of our 401(k) defined contribution plans. The plan allows participants to defer up to 50% of eligible compensation, with a maximum deferral of $50,000 per year. We will match 50% of the portion of the employee's contributions that does not exceed 6% of the employee's salary. The deferred compensation, together with our matching contributions and accumulated earnings, is accrued and is payable after retirement or termination of employment, subject to vesting provisions. Participants may also elect to receive amounts deferred in a given year on any plan anniversary five or more years subsequent to the year of deferral. Our matching contributions vest over a four year period and totaled $52,000, $50,000 and $13,000 in 2007, 2006 and 2005, respectively, net of allowable transfers into our 401(k) defined contribution plans. The nonqualified deferred compensation plan is funded under a trust agreement whereby we pay to the trust amounts deferred by employees, together with our match, with such amounts invested in life insurance policies carried to meet the obligations under the deferred compensation plan. The cash surrender value of these policies was approximately $4.6 million and $3.7 million at December 31, 2007 and 2006, respectively, and is included in Other Assets in the accompanying Consolidated Balance Sheets. Total deferred compensation liabilities were approximately $4.5 million and $3.8 million at December 31, 2007 and 2006, respectively, and are included in Accrued payroll-related liabilities and Other Noncurrent Liabilities in the accompanying Consolidated Balance Sheets.

Defined Benefit Pension Plan

          Keystone, which we acquired on October 12, 2007, also maintained a qualified defined benefit pension plan which was suspended effective January 1, 1997. We have begun the steps necessary to terminate the plan and all obligations are expected to be paid out in 2008. The accumulated benefit obligation at December 31, 2007 was $6.7 million, and the fair value of plan assets was $5.3 million. The resulting unfunded benefit obligation of $1.4 million is included in Accrued payroll-related liabilities in the accompanying Consolidated Balance Sheets at December 31, 2007. Since the plan is being terminated and the amounts are not material, we have omitted the more detailed disclosures prescribed by SFAS No. 158.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Earnings Per Share

          The following table sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net income	$65,901	$44,395	$30,887

Denominator for basic earnings per share—Weighted-average shares outstanding	114,161	105,655	88,039
Effect of dilutive securities:
Stock options	5,776	5,822	5,104
Warrants	—	156	4,288

Denominator for diluted earnings per share— Adjusted weighted-average shares outstanding	119,937	111,633	97,431

Earnings per share, basic	$0.58	$0.42	$0.35

Earnings per share, diluted	$0.55	$0.40	$0.32

          The following chart sets forth the number of stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2007	2006	2005
Antidilutive securities:
Stock options	135	1,192	272

Note 12. Income Taxes

          The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$32,435	$21,866	$16,627
State	5,326	2,867	2,448
Foreign	305	75	54

	38,066	24,808	19,129
Deferred	4,304	3,618	1,667

Provision for income taxes	$42,370	$28,426	$20,796

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

          Income taxes have been based on the following components of income before provision for income taxes (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic	$106,115	$72,588	$51,598
Foreign	2,156	233	85

	$108,271	$72,821	$51,683

          The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax impact	3.8	3.6	3.8
Non-deductible meals and entertainment expenses	0.2	0.2	0.3
Non-taxable life insurance proceeds	(0.3)	—	—
Valuation allowances	(0.4)	0.3	0.3
FIN 48 reserve	0.1	—	—
Tax benefit related to prior tax years	—	(1.0)	—
Other, net	0.7	0.9	0.8

Effective tax rate	39.1%	39.0%	40.2%

          We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are reinvested and, in our opinion, will continue to be reinvested indefinitely.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

          The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred Tax Assets:
Accounts receivable	$4,357	$2,482
Inventory	8,433	1,934
Accrued expenses	6,829	858
Severance and change in control payments	11,798	—
Nonqualified deferred compensation	2,217	1,300
Long term incentive plan	1,427	641
Stock based compensation	2,346	955
Net operating loss carryforwards	2,187	2,408
Keystone acquisition costs	2,413	—
Other	1,988	642

	43,995	11,220
Less valuation allowance	(662)	(862)

Total deferred tax assets	$43,333	$10,358

Deferred Tax Liabilities:
Prepaid expenses	$983	$965
Property and equipment	10,283	6,438
Investments	—	650
Goodwill	9,116	1,529
Tradename	28,653	—
Other	1,096	5

Total deferred tax liabilities	$50,131	$9,587

Net deferred tax asset (liability)	$(6,798)	$771

          Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2006
Current deferred tax assets	$18,809	$2,619
Noncurrent deferred tax liabilities	25,607	1,848

          At December 31, 2007 and 2006, we had net operating loss carryforwards for certain of our state tax jurisdictions, the tax benefits of which total approximately $2.2 million and $2.4 million, respectively. A valuation allowance has been established for a portion of these deferred tax assets. The tax benefits expire over the period from 2008 through 2026. While we expect to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

          During 2006, the Internal Revenue Service completed its audit of our 2002 and 2003 tax returns. As a result of the completion of this audit and the statutory closing of 2002 and prior tax years, we recorded a tax benefit in the third quarter of 2006 of approximately $0.7 million consisting of the reversal of accrued income tax liabilities no longer deemed necessary.

          In April 2007, a new income tax law was enacted (retroactive to January 1, 2007) in a state in which we operate. As a result of this new tax law we recorded a reduction of certain deferred tax assets and net income of approximately $0.6 million in the second quarter of 2007, coinciding with the tax law enactment date.

          We are currently the subject of income tax audits by two states for the tax years 2000 through 2004 as well as an audit by the Internal Revenue Service for our 2005 tax year. Adjustments from such audits, if any, are not expected to have a material effect on our Consolidated Financial Statements.

          We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $0.3 million (net of tax effect) in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

          A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

2007
Balance at January 1	$3,324
Additions based on tax positions related to the current year	422
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Increase related to acquisition of Keystone	2,111

Balance at December 31	$5,857

          As of December 31, 2007, we have accumulated interest and penalties included in gross unrecognized tax benefits of $0.8 million, of which $0.1 million was accrued during 2007. We additionally have a deferred tax asset of $0.3 million related to these balances. The amount of the unrecognized tax benefits which if resolved favorably (in whole or in part) would reduce our effective tax rate is approximately $2.6 million at December 31, 2007. The $2.1 million of gross unrecognized tax benefits associated with our acquisition of Keystone during 2007 is preliminary and any adjustment would result in an adjustment to the goodwill recorded in our preliminary purchase price allocation.

          It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense.

          During the twelve months beginning January 1, 2008, it is reasonably possible that we will reduce gross unrecognized tax benefits by up to approximately $1.5 million, of which approximately $0.5 million would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Accumulated Other Comprehensive Income

          The components of Accumulated other comprehensive income are as follows (in thousands):

	Foreign Currency Translation	Unrealized (Loss) Gain on Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2005	$(32)	$1,012	$980
Pretax income (loss)	(24)	448	424
Income tax expense	—	(109)	(109)

Balance at December 31, 2005	(56)	1,351	1,295
Pretax income (loss)	(23)	(336)	(359)
Income tax benefit	—	122	122

Balance at December 31, 2006	(79)	1,137	1,058
Pretax income	698	—	698
Reversal of unrealized gain	—	(1,787)	(1,787)
Reversal of deferred income taxes	—	650	650

Balance at December 31, 2007	$619	$—	$619

          The unrealized (loss) gain on securities is net of reclassification adjustments of $0.3 million and $0.2 million, net of tax, during the years ended December 31, 2006 and 2005, respectively, for net realized gains on the sale of securities included in net income.

Note 14. Long Term Incentive Plan

          On January 26, 2006, our Board of Directors approved, and our stockholders approved at the annual meeting on May 8, 2006, the LKQ Corporation Long Term Incentive Plan. The purpose of the Long Term Incentive Plan is to offer certain key employees the opportunity to receive long-term performance rewards. Each participant will be entitled to a performance award for each performance period under the plan. Performance periods will begin on January 1 and end on December 31 of the third calendar year thereafter. Performance awards will be equal to the participant's base salary (at the end of the applicable performance period) multiplied by an "Award Percentage." A participant's Award Percentage is determined by three components: the growth over the performance period of each of the Company's earnings per share, total revenue, and return on equity. The Compensation Committee of our Board of Directors will determine for each participant the range of Award Percentages based on different growth scenarios of the components. One half of any performance award achieved is payable promptly after the end of the performance period. A participant must be an employee of the Company throughout the performance period to be eligible for the first 50% payment. The other half of the performance award is deferred and payable in three equal installments on each one year anniversary of the end of the performance period over a total of three years. A participant must be an employee on each such anniversary date to be eligible for the respective deferred payment, unless the participant is not an employee as a result of death, total disability or normal retirement at age 65, in which case the participant (or his or her estate) will be entitled to all of the deferred payments upon such death, disability or retirement. Interest on the deferred portion of the performance award will accrue at the prime rate and be payable to the participant at the same time as the deferred installments are paid. We

LKQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Long Term Incentive Plan (Continued)

have recorded expense related to this plan totaling approximately $2.1 million and $1.8 million during the years ended December 31, 2007 and 2006, respectively.

Note 15. Selected Quarterly Data (unaudited)

          The following table represents unaudited selected quarterly financial data for the two years ended December 31, 2007. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2006
Revenue	$192,139	$195,037	$197,659	$204,546
Gross margin	88,411	88,116	89,436	91,586
Operating income	20,345	20,598	17,865	18,358
Net income	12,084	11,662	10,459	10,190
Earnings per share: (1)
Basic earnings per share	0.12	0.11	0.10	0.10
Diluted earnings per share	0.11	0.10	0.09	0.09
	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2007
Revenue	$235,318	$233,278	$243,495	$414,735
Gross margin	107,096	105,083	108,457	185,114
Operating income	27,262	26,642	25,591	43,162
Net income	15,794	14,016	14,559	21,532
Earnings per share: (1)
Basic earnings per share	0.15	0.13	0.13	0.16
Diluted earnings per share	0.14	0.12	0.13	0.16

(1)
The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of December 31, 2007, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

Report of Management on Internal Control over Financial Reporting February 28, 2008

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

          Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.

          Based on this assessment, management determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007.

Changes in Internal Control over Financial Reporting

          The Company completed the acquisition of Keystone on October 12, 2007. The Company believes that the internal controls of Keystone have a material effect on the Company's internal control over financial reporting. Except for the foregoing, there was no change in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

          We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company's adoption in 2006 of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and in 2007 the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Tax—an Interpretation of Financial Accounting Standards Board Statement No. 109.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 2008

ITEM 9B.    OTHER INFORMATION

          None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

          The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2008 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

          Our executive officers, their ages at December 31, 2007, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Joseph M. Holsten	55	President, Chief Executive Officer and Director
Mark T. Spears	50	Executive Vice President and Chief Financial Officer
Walter P. Hanley	41	Senior Vice President—Development, Associate General Counsel and Assistant Secretary
Robert L. Wagman	43	Vice President—Insurance Services and Aftermarket Operations
Frank P. Erlain	52	Vice President—Finance and Controller
Victor M. Casini	45	Vice President, General Counsel and Secretary

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

          Walter P. Hanley joined us in December 2002 as our Vice President of Development, Associate General Counsel and Assistant Secretary. In December 2005, he became our Senior Vice President of Development. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Emerald Casino, Inc., an owner of a license to operate a riverboat casino in the State of Illinois, from June 1999 until August 2002. In July 2002, certain creditors filed an involuntary Chapter 7 bankruptcy petition against Emerald, which was converted by Emerald to a voluntary Chapter 11 case. The bankruptcy court confirmed a plan of reorganization in July 2004. In May 2005, the Illinois Gaming Board reversed its decision to support the plan of reorganization and revoked Emerald's license. The Emerald matter is subject to several pending appeals and court cases. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana, from July 1996 until November 1999. Mr. Hanley served as Vice President and Associate General Counsel of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm based in Chicago, Illinois, from May 1995 until February 1998 and as Associate General Counsel of Discovery Zone, Inc., an operator and franchisor of family entertainment centers, from March 1993 until May 1995. Prior to March 1993, Mr. Hanley practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP in Chicago, Illinois.

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

          Frank P. Erlain has been our Vice President—Finance and Controller since our inception in February 1998. Mr. Erlain served as a Vice President of Flynn Enterprises, Inc., from 1995 to 1999. Prior to joining Flynn Enterprises, Mr. Erlain served as Vice President and Controller of Discovery Zone, Inc., an operator and franchisor of family entertainment centers, from September 1992 until May 1995 when Viacom Inc. acquired ownership and management control of Discovery Zone. Mr. Erlain remained as part of a transition team at Discovery Zone until August 1995. Mr. Erlain served as Controller of Peterson Consulting from 1990 until 1992, and as Controller/Treasurer (from 1985 to 1988) and Director, Information Services (from 1988 to 1990) for Hammacher Schlemmer & Co., a national cataloger and retailer. Mr. Erlain joined Cadlinc, Inc., a start-up firm serving the computer-aided manufacturing market, as Controller in 1984. Prior to 1984, Mr. Erlain, a certified public accountant, worked in public accounting for more than nine years.

          Victor M. Casini has been our Vice President, General Counsel and Secretary since our inception in February 1998. Mr. Casini also has been Executive Vice President and General Counsel of Flynn Enterprises since July 1992. Mr. Casini currently divides his time between his position with us and with Flynn Enterprises, working approximately 75% for us and 25% for Flynn Enterprises. Mr. Casini served as Senior Vice President, General Counsel and Secretary of Discovery Zone from July 1992 until May 1995. Prior to July 1992, Mr. Casini practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP in Chicago, Illinois for more than five years.

Code of Ethics

          A copy of our Code of Ethics for Senior Financial Officers is available free of charge through our website at www.lkqcorp.com.

Section 16 Compliance

          Information appearing under the caption "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Audit Committee

          Information appearing under the caption "Election of Our Board of Directors—Meetings and Committees of the Board—Audit Committee" in the Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

          Information appearing under the captions "Election of Our Board of Directors—Director Compensation Table," "Compensation Discussion and Analysis," "Election of Our Board of Directors—Compensation Committee Interlocks and Insider Participation" and "Compensation Tables" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information appearing under the caption "Other Information—Principal Stockholders" in the Proxy Statement and appearing under the caption "Equity Compensation Plan Information" in Item 5 of this Annual Report is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information appearing under the captions "Other Information—Certain Transactions" and "Election of Our Board of Directors" in the Proxy Statement is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2005	$1,701	$1,558	$411	$(1,580)	$2,090
Year ended December 31, 2006	2,090	2,144	320	(1,976)	2,578
Year ended December 31, 2007	2,578	2,499	1,460	(2,208)	4,329
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2005	$2,182	$123,350	$58	$(122,490)	$3,100
Year ended December 31, 2006	3,100	149,008	346	(148,447)	4,007
Year ended December 31, 2007	4,007	215,525	2,499	(214,500)	7,531

(a)(3) Exhibits

          The exhibits to this report are listed in Item 15(b) of this Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.3	LKQ Corporation Stock Option and Compensation Plan for Non-Employee Directors
10.4	LKQ Corporation CEO Stock Option Plan
10.5	LKQ Corporation 1998 Equity Incentive Plan
10.6	LKQ Corporation 401(k) Plus Plan dated August 1, 1999
10.7	Amendment to LKQ Corporation 401(k) Plus Plan
10.8	Trust for LKQ Corporation 401(k) Plus Plan
10.9	LKQ Corporation Employees' Retirement Plan
10.10	First Amendment to LKQ Corporation Employees' Retirement Plan
10.11	Second Amendment to LKQ Corporation Employees' Retirement Plan
10.12	Third Amendment to LKQ Corporation Employees' Retirement Plan
10.13	LKQ Corporation Employees' Retirement Plan Non-Discretionary Trust Agreement
10.14	LKQ Corporation 401(k) Plus Plan II dated March 3, 2005
10.15	Amendment to LKQ Corporation 401(k) Plus Plan II
10.16	Amendment Agreement dated December 27, 2004 between LKQ Corporation and Donald F. Flynn
10.17	Form of Award Agreement dated January 14, 2005
10.18	Form of Notice to Optionees dated January 10, 2005
10.19	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation
10.20	Form of LKQ Corporation Executive Officer 2006 Bonus Program (Corporate)
10.21	Form of LKQ Corporation Executive Officer 2006 Bonus Program (Regional)
10.22	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Corporate)
10.23	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Regional)
10.24	LKQ Corporation Long Term Incentive Plan
10.25	Form of LKQ Corporation Restricted Stock Agreement
10.26	Consulting Agreement dated as of January 11, 2008 betweem LKQ Corporation and Joseph M. Holsten

  (b) Exhibits

2.1
Agreement and Plan of Merger, dated as of July 16, 2007, among LKQ Corporation, LKQ Acquistion Company and Keystone Automotive Industries, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's report on Form 8-K filed with the SEC on July 17, 2007).
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
4.2
Credit Agreement, dated as of October 12, 2007, among LKQ Corporation and LKQ Delaware LLP, as borrowers, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint bookrunners, Deutsche Bank Securities Inc, as syndication agent, Lehman Commercial Paper Inc., as administractive agent, Deutsche Bank AG New York Branch, as US dual currency RCF agent, and Deutsche Bank AG Canada Branch, as Canadian Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 18, 2007).
4.3
First Amendment to Credit Agreement dated as of October 26, 2007, among LKQ Corporation and LKQ Delaware LLP, as borrowers, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 1, 2007).
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
10.3
LKQ Corporation Stock Option and Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on October 18, 2007).
10.4	LKQ Corporation CEO Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).

10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 333-128152).
10.6	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.7	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.7(a)	Second Amendment to LKQ Corporation 401(k) Plus Plan.
10.8	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.9	LKQ Corporation Employees' Retirement Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.10	First Amendment to LKQ Corporation Employees' Retirement Plan (incorporated herein by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.11	Second Amendment to LKQ Corporation Employees' Retirement Plan (incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.12	Third Amendment to LKQ Corporation Employees' Retirement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's report on Form 10-K for the year ended December 31, 2005).
10.13
LKQ Corporation Employees' Retirement Plan Non-Discretionary Trust Agreement (incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.14	LKQ Corporation 401(k) Plus Plan II dated March 3, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company's report on Form 10-K for the fiscal year ended December 31, 2004).
10.15	Amendment to the LKQ Corporation 401(k) Plus Plan II (incorporated herein by reference to Exhibit 10.19 to the Company's report on Form 10-K for the year ended December 31, 2005).
10.16
Amendment Agreement dated December 27, 2004 between LKQ Corporation and Donald F. Flynn, Chairman of the Board of LKQ Corporation (incorporated herein by reference to Exhibit 99.1 to the Company's report on Form 8-K filed with the SEC on January 3, 2005).
10.17
Form of Award Agreement dated January 14, 2005 between LKQ Corporation and optionees (incorporated herein by reference to Exhibit 99.1 to the Company's report on Form 8-K filed with the SEC on January 11, 2005).
10.18	Form of Notice to Optionees dated January 10, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company's report on Form 8-K filed with the SEC on January 11, 2005).

10.19
Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, Registration No. 333-107417).
10.20	Form of LKQ Corporation Executive Officer 2006 Bonus Program (Corporate) (incorporated herein by reference to Exhibit 99.1 to the Company's report on Form 8-K filed with the SEC on February 28, 2006).
10.21
Form of LKQ Corporation Executive Officer 2006 Bonus Program (Regional) (incorporated herein by reference to Exhibit 99.2 to the Company's report on Form 8-K/A filed with the SEC on February 28, 2006).
10.22	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Corporate) (incorporated herein by reference to Exhibit 99.1 to the Company's report on Form 8-K filed with the SEC on February 27, 2007).
10.23	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Regional) (incorporated herein by reference to Exhibit 99.2 to the Company's report on Form 8-K filed with the SEC on February 27, 2007).
10.24	LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on May 12, 2006).
10.25	Form of LKQ Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2008).
10.26
Consulting Agreement dated as of January 11, 2008 between LKQ Corporation and Joseph M. Holsten (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2008).
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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

LKQ CORPORATION
By:	/s/ JOSEPH M. HOLSTEN Joseph M. Holsten President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Signature	Title

Principal Executive Officer:
/s/ JOSEPH M. HOLSTEN Joseph M. Holsten	President and Chief Executive Officer
Principal Financial Officer:
/s/ MARK T. SPEARS Mark T. Spears	Executive Vice President and Chief Financial Officer
Principal Accounting Officer:
/s/ FRANK P. ERLAIN Frank P. Erlain	Vice President—Finance and Controller
A Majority of the Directors:
/s/ A. CLINTON ALLEN A. Clinton Allen	Director

/s/ ROBERT M. DEVLIN Robert M. Devlin	Director
/s/ DONALD F. FLYNN Donald F. Flynn	Director
/s/ RONALD G. FOSTER Ronald G. Foster	Director
/s/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director
/s/ RICHARD L. KEISTER Richard L. Keister	Director
/s/ PAUL M. MEISTER Paul M. Meister	Director
/s/ JOHN F. O'BRIEN John F. O'Brien	Director
/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Director

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Comparison of Cumulative Return Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group
Equity Compensation Plan Information
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
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