Form 10-Q
period 2008-03-31
LKQ CORP
filed 2008-05-09
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

At May 5, 2008, the registrant had issued and outstanding an aggregate of 135,463,538 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
Assets

Current Assets:
Cash and equivalents	$85,410	$74,241
Receivables, net	133,894	125,572
Inventory	331,427	320,238
Deferred income taxes	19,731	18,809
Prepaid income taxes	—	6,344
Prepaid expenses	9,504	8,088

Total Current Assets	579,966	553,292

Property and Equipment, net	224,292	217,059
Intangibles
Goodwill	843,558	825,881
Other intangibles, net	73,925	74,951
Other Assets	21,274	21,472

Total Assets	$1,743,015	$1,692,655

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$62,963	$68,871
Accrued expenses	73,154	73,172
Income taxes payable	11,181	—
Deferred revenue	5,343	4,844
Current portion of long-term obligations	17,452	16,936

Total Current Liabilities	170,093	163,823

Long-Term Obligations, Excluding Current Portion	634,151	641,526
Deferred Income Tax Liability	26,862	25,607
Other Noncurrent Liabilities	10,011	11,922

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 135,381,538 and 134,149,066 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	1,354	1,341
Additional paid-in capital	727,117	705,778
Retained earnings	172,917	142,039
Accumulated other comprehensive income	510	619

Total Stockholders’ Equity	901,898	849,777

Total Liabilities and Stockholders’ Equity	$1,743,015	$1,692,655

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data )

	Three Months Ended
	March 31,
	2008	2007

Revenue	$491,908	$235,318

Cost of goods sold	268,594	128,222

Gross margin	223,314	107,096

Facility and warehouse expenses	44,502	25,610

Distribution expenses	44,769	22,175

Selling, general and administrative expenses	64,103	28,732

Restructuring expenses	1,174	—

Depreciation and amortization	7,258	3,317

Operating income	61,508	27,262

Other (income) expense:
Interest expense, net	10,301	1,733
Other income, net	(269)	(648)

Total other expense	10,032	1,085

Income before provision for income taxes	51,476	26,177

Provision for income taxes	20,598	10,383

Net income	$30,878	$15,794

Net income per share:
Basic	$0.23	$0.15

Diluted	$0.22	$0.14

Weighted average common shares outstanding:
Basic	134,558	106,633

Diluted	139,682	112,004

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands )

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,878	$15,794
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,875	3,453
Stock-based compensation expense	1,304	1,167
Deferred income taxes	399	686
Excess tax benefit from exercise of stock options	(1,103)	(157)
Other adjustments	(68)	3
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(8,338)	(8,167)
Inventory	(8,772)	(10,807)
Prepaid income taxes/income taxes payable	18,625	7,453
Other operating assets and liabilities	(8,448)	1,005

Net cash provided by operating activities	32,352	10,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and other long term assets	(13,196)	(9,080)
Cash used in acquisitions	(4,186)	(14,574)

Net cash used in investing activities	(17,382)	(23,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	939	202
Repurchase and retirement of redeemable common stock	—	(1,125)
Excess tax benefit from exercise of stock options	1,103	157
Debt issuance costs	(173)	—
Net (repayments) borrowings of long-term debt	(5,549)	15,840

Net cash (used in) provided by financing activities	(3,680)	15,074

Effect of exchange rate changes on cash and equivalents	(121)	—

Net increase in cash and equivalents	11,169	1,850

Cash and equivalents, beginning of period	74,241	4,031

Cash and equivalents, end of period	$85,410	$5,881

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$—	$750
Stock issued in connection with business acquisitions	18,006	—
Cash paid for income taxes, net of refunds	1,506	2,234
Cash paid for interest	10,311	1,594

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands )

					Accumulated
	Common Stock				Other	Total
	Shares		Additional	Retained	Comprehensive	Stockholders’
	Issued	Amount	Paid-In Capital	Earnings	Income	Equity

BALANCE, December 31, 2007	134,149	$1,341	$705,778	$142,039	$619	$849,777

Net income	—	—	—	30,878	—	30,878

Unrealized loss on change in fair value of interest rate swap agreements, net of tax of $65	—	—	—	—	(99)	(99)

Foreign currency translation	—	—	—	—	(10)	(10)

Total comprehensive income	—	—	—	—	—	30,769

Stock issued in business acquisition	838	8	17,998	—	—	18,006

Stock issued as director compensation	1	1	30	—	—	31

Stock-based compensation expense	—	—	1,114	—	—	1,114

Activity related to restricted stock awards	190	2	157	—	—	159

Exercise of stock options, including related tax benefits of $1,103	203	2	2,040	—	—	2,042

BALANCE, March 31, 2008	135,381	$1,354	$727,117	$172,917	$510	$901,898

See notes to unaudited consolidated condensed financial statements.

LKQ Corporation and Subsidiaries

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1.  Interim Financial Statements

The unaudited financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms “the Company,” “we,” “us,” or “our” are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries. All intercompany transactions and accounts have been eliminated.

We have prepared the accompanying Unaudited Consolidated Condensed Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These Unaudited Consolidated Condensed Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year.  These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Note 2.  Significant Accounting Policies

Revenue Recognition

Revenue is recognized when products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $8.3 million and $7.5 million at March 31, 2008 and December 31, 2007, respectively.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $4.0 million and $4.3 million at March 31, 2008 and December 31, 2007, respectively.

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Salvage products	$124,693	$111,775
Aftermarket and refurbished products	200,705	201,408
Core facilities inventory	6,029	7,055

	$331,427	$320,238

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired), and other specifically identifiable intangible assets such as the tradename acquired in connection with our acquisition of  Keystone Automotive Industries, Inc. (“Keystone”) during the fourth quarter of 2007, covenants not to compete and trademarks.

The change in the carrying amount of goodwill during the three months ended March 31, 2008 is as follows (in thousands):

Balance as of December 31, 2007	$825,881
Adjustment of previously recorded goodwill	1,484
Exchange rate effects	(762)
Business acquisitions	16,955

Balance as of March 31, 2008	$843,558

We adjusted previously recorded goodwill primarily due to a final inventory valuation adjustment of approximately $0.4 million for a business acquired during the second quarter of 2007 and the establishment of additional reserves in connection with our Keystone restructuring activities (see Note 9) of approximately $1.0 million.

Other intangible assets totaled approximately $73.9 million and $75.0 million, net of accumulated amortization of $2.0 million and $1.0 million, at March 31, 2008 and December 31, 2007, respectively.  Amortization expense was approximately $1.0 million during the three months ended March 31, 2008. The amount for the corresponding 2007 period was immaterial. Estimated annual amortization expense is $3.8 million for each of the years 2008 through 2012.

Depreciation Expense

Included in Cost of Goods Sold is depreciation expense associated with refurbishing and smelting operations.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	Three Months Ended
	March 31,
	2008	2007

Expected life (in years)	6.4	6.4
Risk-free interest rate	3.27%	4.39%
Volatility	39.3%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$8.51	$4.75

Expected life – The expected life represents the period that our stock-based awards are expected to be outstanding. Due to the limited information available regarding historical exercise experience, we have elected to use the simplified expected term method as permitted by the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”).

Risk-free interest rate – We base the risk free interest rate used in the Black-Scholes option-pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term as the expected life of the options granted.

Expected volatility – We use the trading history and historical volatility of our common stock, and because of limited historical data available on the price of our own publicly traded shares, the volatility of similar entities whose share prices are publicly available in determining an estimated volatility factor for the Black-Scholes option-pricing model.

Expected dividend yield –We have not declared and have no plans to declare cash dividends and have therefore used a zero value for the expected dividend yield in the Black-Scholes option-pricing model.

Estimated forfeitures – When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures.  For options granted in 2008, a forfeiture rate of 8.0% has been used for valuing employee option grants, while a forfeiture rate of 0% has been used for valuing executive officer option grants.

The components of pre-tax stock-based compensation are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Stock options	$1,114	$1,149
Restricted stock	159	—
Stock issued in lieu of quarterly cash compensation for non-employee directors	31	18

Total stock-based compensation	$1,304	$1,167

The following table sets forth the total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Cost of goods sold	$3	$3
Facility and warehouse expenses	473	238
Selling, general and administrative expenses	828	926

	1,304	1,167
Income tax benefit	(522)	(455)
Total stock based compensation, net of tax	$782	$712

We have not capitalized any stock-based compensation cost during the three months ended March 31, 2008 and 2007.  As of March 31, 2008, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in millions):

	Stock Options	Restricted Stock	Total

Remainder of 2008	$3.5	$0.6	$4.1
2009	4.5	0.7	5.2
2010	4.2	0.7	4.9
2011	3.3	0.7	4.0
2012	2.4	0.8	3.2

	$17.9	$3.5	$21.4

SFAS 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized compensation expense (excess tax benefits) to be classified as financing cash flows. We have included $1.1 million and $0.2 million of excess tax benefits in its cash flows from financing activities for the three months ended March 31, 2008 and 2007, respectively.

Segments

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Recycled products	$152,895	$129,308
Aftermarket and refurbished products	272,263	60,826
Other	66,750	45,184

	$491,908	$235,318

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as it pertains to financial assets and liabilities. In accordance with the provisions of FASB Staff Position 157-2, we elected to defer the adoption of SFAS 157 relating to the fair value of non-financial assets and liabilities. We are currently evaluating the impact, if any, of applying SFAS 157 to our non-financial assets and liabilities. SFAS 157 established a framework for reporting fair value and expands disclosures required for fair value measurements. Although the adoption of SFAS 157 did not have a significant impact on our consolidated financial position, results of operations or cash flows, we are now required to provide additional disclosures as part of our financial statements. These additional disclosures are provided in Note 10.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The adoption of SFAS 159 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, companies will be required to, among other things,  recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. SFAS 141R also requires that acquisition-related expenses be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. SFAS 141R will be effective in calendar 2009 and will change our accounting for business combinations upon adoption. We are currently assessing the impact that the adoption of SFAS 141R will have on our consolidated financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on our consolidated financial position, results of operations, and cash flows.

Note 3.  Capital Structure

On September 25, 2007, we completed the sale of 23,600,000 shares of our common stock pursuant to a registration statement filed with the Securities and Exchange Commission. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold 4,000,000 shares of our common stock. We received $349.5 million, net of underwriting discount, and net of offering related expenses of approximately $0.7 million, for the common stock we issued and sold. We did not receive any proceeds from the sale of shares by the selling stockholders. We also received approximately $2.8 million in proceeds from the exercise of 1,000,000 stock options by certain members of management in connection with the offering.

On November 5, 2007, our Board of Directors approved a two-for-one split of our common stock payable as a stock dividend. Each stockholder of record at the close of business on November 16, 2007 received an additional share of common stock for every outstanding share held. The payment date was December 3, 2007, and the common stock began trading on a split-adjusted basis on December 4, 2007. All share and per share amounts for all periods presented have been adjusted to reflect the stock split.

On March 4, 2008, in connection with a business acquisition, we issued 838,073 shares of our common stock.

Note 4.  Stock-Based Compensation Plans

We have two stock-based compensation plans, the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”). Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted.  Under the Director Plan, directors can receive stock option grants.

Stock options expire 10 years from the date they are granted. Most of the options granted under the Equity Incentive Plan vest over a period of five years. Options granted under the Director Plan vest six months after the date of grant.  We expect to issue new shares of common stock to cover future stock option exercises.

On January 11, 2008, we issued 190,000 shares of restricted stock to key employees. The grant-date fair value of the awards was approximately $3.6 million, or $19.14 per share. Vesting of the awards is subject to a continued service condition, with 20% of the awards vesting each year on the anniversary of the grant date. The fair value of each share of restricted stock awarded was equal to the market value of a share of our common stock on the grant date.

A summary of transactions in our stock-based compensation plans for the three months ended March 31, 2008 is as follows:

	Restricted		Stock Options
	Shares and			Weighted
	Options	Restricted		Average
	Available	Shares	Number	Exercise
	For Grant	Outstanding	Outstanding	Price

Balance, December 31, 2007	6,852,680	—	11,032,102	$5.06

Granted	(1,583,750)	190,000	1,393,750	19.14
Exercised	—	—	(203,030)	4.63
Cancelled	35,165	—	(35,165)	13.23

Balance, March 31, 2008	5,304,095	190,000	12,187,657	$6.65

The following table summarizes information about outstanding and exercisable stock options at March 31, 2008:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Yrs)	Price	Shares	Life (Yrs)	Price

$ 0.75	278,000	2.8	$0.75	278,000	2.8	$0.75
2.00 - 2.50	1,446,070	4.4	2.10	1,445,870	4.4	2.10
3.13 - 3.99	2,306,400	3.4	3.51	2,131,200	3.2	3.52
4.16 - 4.72	4,454,502	6.4	4.43	4,112,682	6.4	4.44
7.56 - 8.64	246,000	7.5	7.59	243,000	7.5	7.59
9.33 - 12.42	1,978,060	8.3	10.04	710,860	8.3	10.18
18.87 - 21.45	1,478,625	9.8	19.12	—	9.6	18.87

	12,187,657	6.3	$6.65	8,921,612	5.4	$4.27

At March 31, 2008, a total of 12,080,834 options with an average exercise price of $6.57 and a weighted average remaining contractual life of 6.2 years were expected to vest. The total grant-date fair value of options that vested during the three months ended March 31, 2008 was approximately $1.0 million.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at March 31, 2008 is $192.8 million, $192.1 million and $162.4 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $22.47 on March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of our common stock. The total intrinsic value of stock options exercised was $3.1 million during the three months ended March 31, 2008. There were 58,940 stock options exercised during the three months ended March 31, 2007 with an intrinsic value of $0.4 million.

Note 5.  Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Senior secured debt financing facility:
Term loans payable	$646,464	$650,252
Revolving credit facility	—	—
Notes payable to individuals in monthly installments through November 2010, interest at 3.5% to 10.0%	5,139	8,210
	651,603	658,462
Less current maturities	(17,452)	(16,936)

	$634,151	$641,526

On February 17, 2004, we entered into an unsecured revolving credit facility that originally was scheduled to mature in February 2007, replacing a secured credit facility that would have expired on June 30, 2005. This revolving credit facility initially had a maximum availability of $75 million, which was amended to $100 million on January 31, 2005. On June 1, 2005, the agreement was further amended to increase the maximum availability to $135 million, extend the maturity date to June 1, 2010 and modify certain other terms. On April 25, 2007, the agreement was further amended to increase the maximum availability to $205.0 million, to provide, with the consent of the participating banks, for a further increase in the maximum availability to $305.0 million, to extend the maturity to April 25, 2012, and to modify certain other terms. On May 30, 2007, the agreement was further amended and restated to enable us, among other things, to borrow funds in either U.S. or Canadian dollars.   On October 12, 2007, we entered into a new senior secured debt financing facility and the unsecured credit agreement was terminated. We were in compliance with all covenants as of each quarterly reporting period through September 30, 2007.

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

 The Credit Agreement contains events of default that include (i) the Company’s failure to pay principal when due or interest, fees, or other amounts after grace periods, (ii) covenant defaults, (iii) the Company’s material breach of any representation or warranty, (iv) cross defaults to certain other indebtedness, (v) bankruptcy, insolvency, or other similar proceedings, (vi) the Company’s inability to pay debts, (vii) judgment defaults of $15 million or more, (viii) customary ERISA and environmental defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a portion of the collateral, (x) failure of subordinated indebtedness to be validly and sufficiently subordinated, and (xi) a change of control.

The weighted-average interest rate on borrowings outstanding against the Company’s senior secured credit facility at March 31, 2008 and December 31, 2007 was 5.30% and 7.53%, respectively. Borrowings against the senior secured credit facility totaled $646.5 million and $650.3 million at March 31, 2008 and December 31, 2007, respectively, $12.5 million and $10.0 million of which are classified as current maturities, respectively.

During March 2008, we entered into the following interest rate swap agreements in order to hedge a portion of the variable interest rate risk on our variable rate term loans :

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate

$ 200,000,000	April 14, 2008	April 14, 2011	2.74%
$ 50,000,000	April 14, 2008	April 14, 2010	2.43%

Beginning on the effective dates of the interest rate swap agreements, we will, on a monthly basis through the maturity date, pay the fixed interest rate and receive a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount.  The interest rate swap agreements qualify as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).  As of March 31, 2008, the fair market value of these market contracts was approximately negative $0.2 million. The fair market value of the interest rate swaps is subject to changes in value due to changes in interest rates.

Note 6.  Commitments and Contingencies

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at March 31, 2008 are as follows (in thousands):

Nine months ended December 31, 2008	$33,398
Years ended December 31:
2009	35,737
2010	27,105
2011	19,257
2012	13,592
2013	10,791
Thereafter	19,262

$159,142

Litigation and Related Contingencies

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint under Section 337 of the Tariff Act of 1930 with the United States International Trade Commission (“USITC”) against Keystone and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint contended that Keystone and the other Respondents infringed 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing Keystone and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford’s Amended Complaint. The USITC’s Notice of Investigation was published in the Federal Register on January 4, 2006.

On January 23, 2006, Keystone filed its Response to the Complaint and Notice of Investigation. In the Response, Keystone denied, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. Keystone further asserted several affirmative defenses.  In interlocutory rulings, the Administrative Law Judge (“ALJ”) struck Keystone’s affirmative defenses of patent exhaustion, permissible repair, license and patent misuse and Keystone’s affirmative defense that each of the patents is invalid for failure to comply with the ornamentality requirement of 35 U.S.C.§171. Additionally, the ALJ granted Ford’s request to drop four patents from the investigation. A hearing before the ALJ took place the last week of August 2006.

On December 4, 2006, the ALJ issued an Initial Determination upholding seven of Ford’s design patents and declaring the remaining three design patents to be invalid. Both Ford and the Company petitioned the USITC to review and set aside portions of the ALJ’s Initial Determination. Keystone’s petition also sought review of the ALJ’s interlocutory rulings concerning certain of its affirmative defenses. On March 20, 2007, the USITC decided not to review the ALJ’s Initial Determination.

On June 6, 2007, the USITC issued its Notice of Final Determination. The Notice of Final Determination denied Respondents’ petition for reconsideration and their motion for leave to supplement their petition. In addition, the USITC issued a general exclusion order prohibiting the importation of certain automotive parts found to infringe the seven Ford design patents found valid. The USITC’s decision became final on August 6, 2007 upon the expiration without action of the 60-day Presidential review period.  On May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals with regard to the three patents declared invalid in the ALJ’s Initial Determination. On August 23, 2007, the Respondents filed a Notice of Appeal with the United States Federal Court of Appeals.   The appeals were consolidated, and the parties have submitted their respective briefs to the appellate court.

On May 2, 2008, Ford filed with the USITC another complaint under section 337 of the Tariff Act of 1930. The complaint alleges that LKQ Corporation, Keystone Automotive Industries, Inc., and six other entities import and sell certain automotive parts relating to the 2005 Ford Mustang that infringe eight Ford design patents. The USITC has 30 days from the date of filing to determine whether it is going to institute an investigation.

We will continue to defend the December 2005 action, and intend to defend the May 2008 action, vigorously. At the time the exclusion order was issued in the December 2005 action, the parts that are subject to the order comprised only a minimal amount of our sales. Similarly, the parts that relate to the May 2008 action comprise only a minimal amount of our sales. However, as such parts become incorporated into more vehicles over time, it is likely that the amount of our sales of such parts will increase or would have increased substantially. If the design patents in question are ultimately upheld as valid and infringed, it is not anticipated that the loss of sales of these parts over time will be materially adverse to our financial condition, cash flows or results of operations. However, depending upon the nature and extent of any adverse ruling, auto manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of their models, which over time could have a material adverse impact on the entire aftermarket parts industry.

In July 2007, two class action lawsuits captioned Lynch v. Keystone Automotive Industries, Inc., Case No. BC374399, and Shoys v. Keystone Automotive Industries, Inc., Case No. BC374480, were filed in the Superior Court of the State of California, County of Los Angeles in connection with our acquisition of Keystone. On September 17, 2007, Keystone entered into a conditional memorandum of understanding with plaintiffs’ counsel and the other named defendants in the actions pursuant to which the parties agreed to settle the actions, subject to certain conditions, including confirmatory discovery and court approval of the final settlement. On April 28, 2008, the court approved the settlement, which was covered by insurance, other than our costs for the $250,000 deductible and approximately $100,000 in fees and expenses.

We also have certain other contingent liabilities resulting from litigation, claims and other commitments and is subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We believe that the probable resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 7.  Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007

Net income	$30,878	$15,794

Denominator for basic earnings per share- Weighted-average shares outstanding	134,558	106,633
Effect of dilutive securities:
Stock options	5,031	5,371
Nonvested restricted shares	93	—
Denominator for diluted earnings per share- Adjusted weighted-average shares outstanding	139,682	112,004

Earnings per share, basic	$0.23	$0.15

Earnings per share, diluted	$0.22	$0.14

The following chart sets forth the number of employee stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2008	2007
Antidilutive securities:
Stock options	1,486	2,122

Note 8.  Business Combinations

During the three month period ended March 31, 2008, we acquired a 100% equity interest in each of two businesses in the recycled OEM parts business, including on March 4, 2008, Texas Best Diesel, L.P., a recycled OEM heavy truck parts business.  The aggregate consideration for these businesses totaled approximately $4.2 million in cash and $18.0 million in stock issued. The acquisitions enabled us to serve new market areas and become a provider of recycled OEM heavy truck parts.

During the three month period ended March 31, 2007, we acquired a 100% equity interest in each of four businesses (two in the recycled OEM automotive parts business, one in the aftermarket automotive parts business and, on January 1, 2007, Northern Light Refinishing, Inc., a business that refurbishes and distributes head and tail light assemblies) for an aggregate of $14.5 million in cash and $0.8 million in notes issued. The acquisitions enabled us to serve new market areas and become a significant provider of refurbished headlight assemblies.

On October 12, 2007, we completed our acquisition of 100% of the outstanding common stock of Keystone. The acquisition of Keystone enabled us to become the largest nationwide provider of aftermarket collision replacement products and refurbished bumper covers and wheels.

The acquisitions are being accounted for under the purchase method of accounting and are included in the Company’s financial statements from the dates of acquisition.  The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with acquisitions made subsequent to March 31, 2007, the purchase price allocations are preliminary as the Company is in the process of determining the following: 1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of the inventories and fixed assets acquired and the fair value of liabilities assumed; and 3) the final estimation of the tax basis of the entities acquired. During the quarter ended March 31, 2008, the Company made adjustments to the preliminary purchase allocations to finalize the inventory valuations and the estimated tax basis for certain of the businesses acquired in 2007 and to adjust restructuring reserves directly related to the Keystone acquisition (see Note 9). These adjustments increased goodwill related to these 2007 acquisitions by approximately $1.5 million.

The purchase price allocations for acquisitions completed and adjustments made to preliminary purchase price allocations during the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Receivables, net	$311	$247
Inventory	2,783	3,746
Prepaid expenses and other assets	11	17
Property and equipment	1,943	1,029
Goodwill	18,439	10,670
Current liabilities assumed	(1,295)	(465)
Purchase price payable in subsequent period	—	(20)
Notes issued	—	(750)
Stock issued (See Note 3)	(18,006)	—
Payment of prior year purchase price payable	—	100

Cash used in acquisitions, net of cash acquired	$4,186	$14,574

We recorded goodwill of $18.4 million during the three month period ended March 31, 2008, none of which is expected to be deductible for income tax purposes. All of the $10.7 million of goodwill recorded during the three month period ended March 31, 2007 is expected to be deductible for income tax purposes.

The following pro forma summary presents the effect of the businesses acquired during 2008 and 2007 as though the businesses had been acquired as of January 1, 2007 and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Revenue as reported	$491,908	$235,318
Revenue of purchased businesses for the period prior to acquisition:
Keystone, net of eliminations	—	199,286
Other acquisitions	2,054	16,441
Pro forma revenue	$493,962	$451,045

Net income as reported	$30,878	$15,794
Net income of purchased businesses for the period prior to acquisition, including adjustments for interest and amortization:
Keystone	659	2,871
Other acquisitions	360	815
Pro forma net income	$31,897	$19,480

Earnings per share-basic as reported	$0.23	$0.15
Effect of purchased businesses for the period prior to acquisition:
Keystone	0.01	0.02
Other acquisitions	—	0.01
Pro forma earnings per share-basic	$0.24	$0.18

Earnings per share-diluted as reported	$0.22	$0.14
Effect of purchased businesses for the period prior to acquisition:
Keystone	0.01	0.02
Other acquisitions	—	0.01
Pro forma earnings per share-diluted	$0.23	$0.17

Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. Revenue between LKQ and Keystone has been eliminated. The unaudited pro forma supplemental information also includes purchase accounting adjustments (including a $2.2 million increase in Keystone’s reported cost of goods sold during the three months ended March 31, 2007 resulting from a write-up of Keystone’s inventory to fair value and adjustments to depreciation on acquired property and equipment), amortization expense associated with the Keystone tradename, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 9. Restructuring and Integration Costs

We have undertaken certain restructuring activities in connection with our acquisition of Keystone during the fourth quarter of 2007. The restructuring activities primarily include reductions in staffing levels resulting from the elimination of duplicative functions and staffing and the closure of excess facilities resulting from overlap with existing LKQ facilities. To the extent these restructuring activities are associated with Keystone operations, they are being accounted for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). Restructuring activities associated with our existing operations are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.”

 In connection with the Keystone restructuring activities, as part of the cost of the acquisition, we established reserves as detailed below. In accordance with EITF 95-3, we intend to finalize our restructuring plans no later than one year from the date of our acquisition of Keystone. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill.  Accrued acquisition expenses are included in Other accrued expenses in the accompanying Consolidated Balance Sheet.

The changes in accrued acquisition expenses directly related to the Keystone acquisition during 2007 and the three months ended March 31, 2008 are as follows (in thousands):

	Severance Related Costs	Excess Facility Costs	Other	Total

Reserves established	$11,233	$2,823	$488	$14,544
Payments	(1,727)	(85)	(488)	(2,300)

Balance at December 31, 2007	9,506	2,738	—	12,244

Reserves established	575	452	—	1,027
Payments	(575)	(423)	—	(998)

Balance at March 31, 2008	$9,506	$2,767	$—	$12,273

The severance related costs are expected to be paid in 2008. The excess facility costs are expected to be paid over the remaining terms of the leases through 2013.

Restructuring and integration costs associated with our existing operations are included in Restructuring expenses on the accompanying Consolidated Condensed Statements of Income.  These costs, which include severance costs and costs associated with the closure of existing facilities that overlap with acquired Keystone facilities, as well as costs to migrate systems, train employees and standardize processes and procedures, totaled approximately $1.2 million during the three months ended March 31, 2008.

Note 10. Fair Value Measurements

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We use the market approach to value our financial assets and liabilities, and there were no changes in valuation techniques during the three months ended March 31, 2008.  The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Balance as of
	March 31,	Fair Value Measurements as of March 31, 2008
	2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$60,599	$60,599	$—	$—
Cash surrender value of life insurance	4,925	—	4,925	—

Total Assets	$65,524	$60,599	$4,925	$—-

Liabilities:
Interest rate swap	$164	$—	$164	$—
Deferred compensation liabilities	4,659	—	4,659	—

Total Liabilities	$4,823	$—-	$4,823	$—-

Note 11. Income Taxes

We calculate our interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our interim earnings. We also record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effects of changes in tax laws or rates, in the interim period in which they occur.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgments. Such judgments include, but are not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state and foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

Our effective tax rate for the three months ended March 31, 2008 was 40.0% compared with 39.7% for the comparable prior year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide replacement systems, components, and parts needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily three sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to generically as “aftermarket” products; and recycled products originally produced by OEMs, which we refer to as recycled OEM products. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the vehicle repair market. We also refurbish bumpers, wheels, head lamps and tail lamps.

We are the largest nationwide provider of recycled OEM products and related services, with sales, processing, and distribution facilities that reach most major markets in the U.S. In October 2007, we acquired Keystone Automotive Industries, Inc., the nation’s leading distributor of aftermarket collision parts. As a result, we are the largest nationwide provider of aftermarket collision replacement products, and refurbished bumper covers and wheels. We believe there are opportunities for growth in both product lines through acquisitions and internal development.

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

Acquisitions

Since our inception in 1998 we have pursued a growth strategy of both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. Our principal focus for acquisitions is companies that will expand our geographic presence and our ability to provide a wider choice of alternative vehicle replacement products and services to our customers.

In the first quarter of 2008, we acquired two businesses in the recycled OEM parts business. These business acquisitions enabled us to expand our presence in an existing market and become a provider of recycled OEM heavy truck parts.

Sources of Revenue

Since 2005, our revenue from the sale of vehicle replacement products and related services, and since February 2008, heavy truck parts,  has ranged between 83% and 91% of our total revenue, of which between 5% and 11% of our total revenue has come from our self-service facilities. We sell the majority of our vehicle replacement products to collision repair shops and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance companies services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket and refurbished products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2005, approximately 9% to 17% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, sales of aluminum ingots and sows, and sales of damaged vehicles to vehicle repairers. Our revenue from other sources has increased since 2004 primarily due to our obtaining an aluminum smelter through a business acquisition in 2006, higher scrap sales from our recycle and wheel operations, and higher bulk sales of certain products.

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

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors. Our cost of goods sold for refurbished wheels, bumpers and lights includes the price we pay for inventory, freight, and costs to refurbish the parts, including direct and indirect labor, rent, depreciation and other overhead costs related to refurbishing operations.

In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory to fill a customer order, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2005, the revenue from brokered products that we sell to our customers has ranged from 2% to 8% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during the first three months of 2008 was as follows (in thousands):

Balance as of January 1, 2008	$580
Warranty expense	905
Warranty claims	(915)
Balance as of March 31, 2008	$570

We also sell separately priced extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Expenses

Our facility and warehouse expenses primarily include our costs to operate our distribution, self-service, and warehouse facilities. These costs include labor for both plant management and facility and warehouse personnel, stock-based compensation, facility rent, property and liability insurance, utilities, and other occupancy costs.

Our distribution expenses primarily include our costs to deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, local delivery and transfer truck rentals and subcontractor costs, vehicle repairs and maintenance, insurance, and fuel.

Our selling and marketing expenses primarily include our advertising, promotion, and marketing costs; salary and commission expenses for sales personnel; sales training; telephone and other communication expenses; and bad debt expense. Since 2005, personnel costs have accounted for approximately 77% to 80% of our selling and marketing expenses. Most of our recycled OEM product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, goodwill impairments, self-insurance programs, contingencies, stock-based compensation, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.

Revenue Recognition

We recognize and report revenue from the sale of vehicle replacement products when they are shipped and title has transferred, subject to a reserve for returns, discounts, and allowances that management estimates based upon historical information. A replacement product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at March 31, 2008 was approximately $4.0 million, which represents 2.9% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2007 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million. For our vehicle replacement parts operations, our exposure to uncollectible accounts receivable is limited because the majority of our sales are to a large number of small customers that are generally geographically dispersed. We also have certain customers in our vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through credit approvals, credit limits, and monitoring policies.

Goodwill Impairment

We record goodwill as a result of our acquisitions. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires us to analyze our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events may indicate that an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are primarily established using a discounted cash flow methodology, supported by comparative market multiples where appropriate. As of March 31, 2008, we had $843.6 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2007. A 10% decrease in the fair value estimates used in the fourth quarter of 2007 impairment test would not have changed this determination.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.6 million and $0.7 million at March 31, 2008 and December 31, 2007, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. FIN 48 establishes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Only those positions that meet the more-likely-than-not recognition threshold may be recognized in the financial statements. We recognize interest accrued relating to unrecognized tax benefits in our income tax expense. As a result of the implementation of FIN 48, we recorded a $0.4 million increase in the liability for unrecognized tax benefits, an increase in deferred tax assets of $0.1 million and a decrease of $0.3 million in the January 1, 2007 retained earnings balance. Prior to 2007, we recorded accruals for tax contingencies and related interest when it was determined that it was probable that we had incurred a liability and the amount could reasonably be estimated based on specific events such as an audit by a taxing authority. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Under existing GAAP, changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals we make are generally recognized in the period they are determined. Under proposed Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses will be recorded in earnings in the period the changes are determined after the effective date of SFAS 141R. See “Recently Issued Accounting Pronouncements” for further discussion of SFAS 141R.

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

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards under SFAS 123R. We have been in existence since early 1998 and have been a public company since October 2003. As a result, we do not have the historical data necessary to consider using a lattice valuation model at this time. We have therefore elected to use the Black-Scholes valuation model. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123R. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For expected term, we have what SAB 107 defines as “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the limited time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on historical forfeiture rates both pre-IPO and since we have been a public company. SFAS 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on zero-coupon U.S. government issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key assumptions used in determining the fair value of stock options granted in January 2008 were: expected term of 6.4 years; risk-free interest rate of 3.27%; dividend yield of 0%; forfeiture rate of 6.7%; and volatility of 39.3%.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the calendar year 2009. The measurement and disclosure requirements related to financial assets and liabilities were effective beginning in calendar year 2008. We adopted SFAS 157 in the first quarter of 2008 and its adoption did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 in the first quarter of 2008 and its adoption did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

In December 2007, the SEC issued SAB 110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123R. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, companies will be required to, among other things, recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. SFAS 141R also requires that acquisition related expenses be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be expensed in income tax expense. SFAS 141R will be effective in calendar 2009 and will change our accounting for business combinations upon adoption. We are currently assessing the impact that adoption of SFAS 141R will have on our consolidated financial position, results of operations, and cash flows.

Segment Reporting

Over 95% of our operations are conducted in the U.S. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. In May and July 2007, we acquired two recycled OEM products businesses located in Canada. Keystone has bumper refurbishing operations in Mexico and two aftermarket products businesses in Canada. Revenue generated and properties located outside of the U.S. are not material. We manage our operations geographically. Our vehicle replacement products operations are organized into ten operating segments, eight for recycled OEM products, one for aftermarket products and one for refurbished products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our vehicle replacement products operations account for over 93% of our revenue, earnings, and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Statement of Income Data:
Revenue	100.0%	100.0%
Cost of goods sold	54.6%	54.5%
Gross margin	45.4%	45.5%
Facility and warehouse expenses	9.0%	10.9%
Distribution expenses	9.1%	9.4%
Selling, general and administrative expenses	13.0%	12.2%
Restructuring expenses	0.2%	—
Depreciation and amortization	1.5%	1.4%
Operating income	12.5%	11.6%
Other expense, net	2.0%	0.5%
Income before provision for income taxes	10.5%	11.1%
Net income	6.3%	6.7%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Our revenue increased 109.0% to $491.9 million for the three month period ended March 31, 2008, from $235.3 million for the comparable period of 2007. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions. Since the October 2007 acquisition of Keystone, we have been integrating the sale and distribution of our pre-existing aftermarket, wheel and reconditioned light product offerings with Keystone and with our recycled parts in more locations in order to provide a wider selection of products to our customers. Organic revenue growth was approximately 9% in the three month period ended March 31, 2008, and was calculated assuming we had owned Keystone in the three month period ended March 31, 2007. The integration of our pre-existing aftermarket and wheel operations with Keystone prevents us from measuring revenue growth between Keystone and our pre-existing businesses since the acquisition.

Cost of Goods Sold. Our cost of goods sold increased 109.5% to $268.6 million in the three month period ended March 31, 2008, from $128.2 million in the comparable period of 2007. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 54.5% to 54.6%.

Gross Margin. Our gross margin increased 108.5% to $223.3 million in the three month period ended March 31, 2008, from $107.1 million in the comparable period of 2007. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 45.5% to 45.4%.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 73.8% to $44.5 million in the three month period ended March 31, 2008, from $25.6 million in the comparable period of 2007. Our facility and warehouse expenses increased primarily due to $9.4 million in higher wages and fringe benefits resulting from increased headcount and stock option expenses for field personnel and $6.1 million related to higher facility rent, taxes, and utilities. Our acquisition of Keystone accounted for a majority of the increases. As a percentage of revenue, facility and warehouse expenses decreased from 10.9% to 9.0%, as we achieved greater leverage from combining Keystone with our existing LKQ operations.

Distribution Expenses. Distribution expenses increased 101.9% to $44.8 million in the three month period ended March 31, 2008, from $22.2 million in the comparable period of 2007. Our distribution expenses increased primarily due to $11.1 million of higher wage and benefit costs from an increase in the number of employees, higher fuel costs of $5.1 million,  higher truck rentals and repairs of $2.9 million, and higher third party freight of $2.2 million. Our acquisition of Keystone accounted for the majority of the increases. As a percentage of revenue, our distribution expenses decreased from 9.4% to 9.1%. The decrease is attributable to the continued integration of the sale and distribution of our aftermarket, wheel and reconditioned light product offerings with recycled parts in more locations as well as combining our pre-existing businesses with Keystone operations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 123.1% to $64.1 million in the three month period ended March 31, 2008, from $28.7 million in the comparable period of 2007. The majority of the expense increase was a result of an increase in labor and labor-related expenses of $25.7 million due primarily to higher sales commission expenses and increased headcount. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. Our remaining selling, general and administrative expenses increased due primarily to higher professional fees of $2.4 million, telephone expense of $1.5 million, advertising and promotion of $1.2 million and travel expenses of $1.2 million. Our acquisition of Keystone accounted for a majority of the increases. As a percentage of revenue our selling, general, and administrative expenses increased from 12.2% to 13.0%.

Restructuring Expenses.  Restructuring expenses totaled $1.2 million in the three month period ended March 31, 2008. We had no restructuring expenses in the comparable period of 2007. The restructuring expenses are the result of our integration of Keystone into pre-existing LKQ operations, and include $0.1 million of severance and relocation costs for LKQ employees, LKQ facility closure costs and moving expenses of $0.8 million for pre-existing LKQ facilities, and professional fees of $0.3 million.

Depreciation and Amortization. Depreciation and amortization increased 118.8% to $7.3 million in the three month period ended March 31, 2008, from $3.3 million in the comparable period of 2006. Our acquisition of Keystone accounted for the majority of the increase in depreciation and amortization expense, including $0.9 million of amortization of the Keystone trade name.

Operating Income. Operating income increased 125.6% to $61.5 million in the three month period ended March 31, 2008 from $27.3 million in the comparable period of 2007. As a percentage of revenue, operating income increased from 11.6% to 12.5%.

Other (Income) Expense.  Total other expense, net increased 824.6% to $10.0 million for the three month period ended March 31, 2008, from $1.1 million for the comparable period of 2007.  As a percentage of revenue, net other expense increased from 0.5% to 2.0%. Net interest expense increased 494.4% to $10.3 million for the three month period ended March 31, 2008, from $1.7 million for the comparable period of 2007.  Our average bank borrowings were approximately $553.3 million higher at March 31, 2008 as compared to March 31, 2007, due primarily to acquisitions.  Other income decreased $0.4 million, to $0.3 million in the three month period ended March 31, 2008, from $0.6 million for the comparable period of 2007. Included in other income in the three month period ended March 31, 2007 was approximately $0.6 million of proceeds recognized from a corporate owned life insurance policy.

Provision for Income Taxes. The provision for income taxes increased 98.4% to $20.6 million in the three month period ended March 31, 2008, from $10.4 million in the comparable period of 2007, due primarily to improved operating results. Our effective tax rate was 40.0% in 2008 and 39.7% in 2007. The increase in our effective income tax rate in 2008 was due primarily to the recognition in 2007 of nontaxable life insurance proceeds of approximately $0.6 million.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At March 31, 2008 we had $85.4 million in cash and cash equivalents. On September 25, 2007 we completed a public offering of 27.6 million shares of our common stock, with 23.6 million shares sold by us and 4.0 million shares sold by selling stockholders. We received approximately $349.5 million in net proceeds from the offering, after deducting underwriting discounts and expenses of the offering. We paid all amounts outstanding under our revolving credit facility at that time and temporarily invested the remaining proceeds in cash equivalents pending the acquisition of Keystone on October 12, 2007.

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

We generated $32.4 million of cash flow from operating activities in 2008 and believe that cash flow from operating activities and availability under our Credit Agreement will be adequate to fund our short term liquidity needs. Our liquidity needs are primarily to fund working capital requirements and to expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid on standard payment terms. We acquired approximately 39,200 and 31,800 wholesale salvage vehicles in the three month periods ended March 31, 2008 and 2007, respectively. In addition, we acquired approximately 56,100 and 44,500 salvage vehicles for our self-service retail operations in the three month periods ended March 31, 2008 and 2007, respectively. Our purchases of aftermarket parts and wheels totaled approximately $132.1 million and $27.7 million in the three month periods ended March 31, 2008 and 2007, respectively, with the increase principally due to our acquisition of Keystone.

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

Net cash provided by operating activities totaled $32.4 million for the three month period ended March 31, 2008, compared to $10.4 million for the same period of 2007. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash, net of effects of purchase acquisitions, included increases in receivables, inventory and other current assets and liabilities, partially offset by an increase in income taxes payable. Receivables increased primarily due to increased revenue and $1.7 million for an insurance claim receivable for property destroyed in a fire loss. Inventory increased primarily due to increases in salvage inventory as we took advantage of favorable supplies at the salvage auctions. Other current liabilities decreased primarily due to accelerating some of Keystone’s vendor payments in order to take advantage of discounts offered for earlier payment.

Net cash used in investing activities totaled $17.4 million for the three month period ended March 31, 2008, compared to $23.7 million for the same period of 2007. We invested $4.2 million of cash in two acquisitions in 2008 compared to $14.6 million for four acquisitions in the comparable period of 2007. Net property and equipment and other long term asset purchases increased $4.1 million in 2008.

Net cash used in financing activities totaled $3.7 million for the three month period ended March 31, 2008, compared to $15.1 million provided by financing activities for the same period of 2007. Exercises of stock options and warrants provided $0.9 million and $0.2 million, in the three month periods ended March 31, 2008 and 2007, respectively. The excess tax benefit from share-based payment arrangements provided $1.1 million and $0.2 million of cash in the three month periods ended March 31, 2008 and 2007, respectively. We repaid $2.5 million of term loans under our Credit Agreement in the three month period ended March 31, 2008, while we repaid $3.1 million of long-term debt obligations. We borrowed $17.0 million under our bank credit facility in the three month period ended March 31, 2007, primarily to fund acquisitions, while we repaid $1.2 million of long-term debt obligations.

We may in the future borrow additional amounts under our credit facility or enter into new or additional borrowing arrangements. We anticipate that any proceeds from such new or additional borrowing arrangements will be used for general corporate purposes, including to develop and acquire businesses and operating facilities; to further the integration of our aftermarket,  refurbishing and recycled OEM product facilities; to expand and improve existing facilities; to purchase property, equipment, and inventory; and for working capital.

We estimate that our capital expenditures for full year 2008, excluding business acquisitions, will be approximately $65.0 million to $75.0 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2008 will be in excess of $85.0 million.

We believe that our current cash and equivalents, cash provided by operating activities, and funds available under our credit facility will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants in addition to those to which we are subject under our current credit facility. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

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

•                  the ability to maintain Keystone’s vendor  relationships and retain key employees;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In the three month period ended March 31, 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a certain portion of our variable rate debt to fixed rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with a bank that we believe is creditworthy and are denominated in currency that matches the underlying debt instrument.  Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of March 31, 2008, two interest rate swap contracts representing a total of $250 million of notional amount were outstanding with effective dates of April 14, 2008 and with maturity dates through April 2011. Both of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at March 31, 2008 was approximately negative $164,000, and the value of such contracts is subject to changes in interest rates.

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

Our investment in our operations in Central America and Canada are not material, and we do not attempt to hedge our foreign currency risk related to such operations.

Item 4. Controls and Procedures

As of March 31, 2008, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings.

On May 2, 2008, Ford Global Technologies, LLC (“FGT”) filed with the United States International Trade Commission (“ITC”) another complaint under section 337 of the Tariff Act of 1930.  The complaint alleges that LKQ Corporation, Keystone Automotive Industries, Inc., and six other entities import and sell certain automotive parts relating to the 2005 Ford Mustang that infringe eight FGT design patents.  The ITC has 30 days from the date of filing to determine whether it is going to institute an investigation.

On April 28, 2008, the Superior Court of the State of California approved the settlement of the two class action lawsuits captioned Lynch v. Keystone Automotive Industries, Inc., Case No. BC374399, and Shoys v. Keystone Automotive Industries, Inc., Case No. BC374480.

Item 6.  Exhibits

Exhibits

Exhibit Number	Description of Exhibit

10.1	ISDA 2002 Master Agreement between JP Morgan Chase Bank, National Association and LKQ Corporation, and related Schedule.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2008.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)