Form 10-Q
period 2008-06-30
LKQ CORP
filed 2008-08-07
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes  ☐ No  ☒

At July 31, 2008, the registrant had issued and outstanding an aggregate of 135,590,217 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and equivalents	$104,062	$74,241
Receivables, net	137,564	125,572
Inventory	333,476	320,238
Deferred income taxes	21,364	18,809
Prepaid income taxes	—	6,344
Prepaid expenses	8,586	8,088
Total Current Assets	605,052	553,292

Property and Equipment, net	230,363	217,059
Intangibles
Goodwill	843,865	825,881
Other intangibles, net	73,237	74,951
Other Assets	27,093	21,472
Total Assets	$1,779,610	$1,692,655

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$59,535	$68,871
Accrued expenses	74,267	73,172
Income taxes payable	11,879	—
Deferred revenue	6,106	4,844
Current portion of long-term obligations	18,055	16,936
Total Current Liabilities	169,842	163,823

Long-Term Obligations, Excluding Current Portion	629,367	641,526
Deferred Income Tax Liability	31,291	25,607
Other Noncurrent Liabilities	9,982	11,922

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 135,513,917 and 134,149,066 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,355	1,341
Additional paid-in capital	729,850	705,778
Retained earnings	203,906	142,039
Accumulated other comprehensive income	4,017	619
Total Stockholders’ Equity	939,128	849,777
Total Liabilities and Stockholders’ Equity	$1,779,610	$1,692,655

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$484,392	$233,278	$976,300	$468,596

Cost of goods sold	264,684	128,195	533,278	256,417

Gross margin	219,708	105,083	443,022	212,179

Facility and warehouse expenses	43,802	24,634	88,304	50,244

Distribution expenses	45,326	22,213	90,095	44,388

Selling, general and administrative expenses	61,759	28,130	125,862	56,862

Restructuring expenses	3,149	—	4,323	—

Depreciation and amortization	7,258	3,464	14,516	6,781

Operating income	58,414	26,642	119,922	53,904

Other (income) expense:
Interest expense, net	8,411	2,093	18,712	3,826
Other income, net	(451)	(27)	(720)	(675)

Total other expense	7,960	2,066	17,992	3,151

Income before provision for income taxes	50,454	24,576	101,930	50,753

Provision for income taxes	19,465	10,560	40,063	20,943

Net income	$30,989	$14,016	$61,867	$29,810

Net income per share:
Basic	$0.23	$0.13	$0.46	$0.28

Diluted	$0.22	$0.12	$0.44	$0.27

Weighted average common shares outstanding:
Basic	135,287	107,046	134,922	106,841

Diluted	140,301	112,494	140,035	112,247

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,867	$29,810
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	15,802	7,056
Stock-based compensation expense	2,715	1,760
Deferred income taxes	1,239	1,985
Excess tax benefit from exercise of stock options	(1,958)	(2,171)
Other adjustments	1,177	(48)
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(11,919)	(4,173)
Inventory	(10,975)	(27,350)
Prepaid income taxes/income taxes payable	20,166	4,917
Accounts payable	(8,800)	(419)
Other operating assets and liabilities	(1,941)	2,072

Net cash provided by operating activities	67,373	13,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,404)	(18,385)
Proceeds from disposal of assets	217	279
Cash used in acquisitions	(4,418)	(24,239)
Purchases of investment securities	—	(5,885)

Net cash used in investing activities	(30,605)	(48,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,408	1,988
Repurchase and retirement of redeemable common stock	—	(1,125)
Excess tax benefit from exercise of stock options	1,958	2,171
Debt issuance costs	(219)	(193)
Repayments of long-term debt	(10,026)	(3,420)
Net borrowings under line of credit	—	40,193

Net cash (used in) provided by financing activities	(6,879)	39,614

Effect of exchange rate changes on cash and equivalents	(68)	—

Net increase in cash and equivalents	29,821	4,823

Cash and equivalents, beginning of period	74,241	4,031

Cash and equivalents, end of period	$104,062	$8,854

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$25	$1,449
Stock issued in connection with business acquisitions	18,006	—
Cash paid for income taxes, net of refunds	18,607	14,041
Cash paid for interest	19,799	3,651

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

					Accumulated
	Common Stock				Other	Total
	Shares		Additional	Retained	Comprehensive	Stockholders’
	Issued	Amount	Paid-In Capital	Earnings	Income	Equity

BALANCE, December 31, 2007	134,149	$1,341	$705,778	$142,039	$619	$849,777

Net income	—	—	—	61,867	—	61,867

Unrealized gain on change in fair value of interest rate swap agreements, net of tax of $2,418	—	—	—	—	3,688	3,688

Foreign currency translation	—	—	—	—	(290)	(290)

Total comprehensive income	—	—	—	—	—	65,265

Stock issued in business acquisition	838	8	17,998	—	—	18,006

Stock issued as director compensation	3	1	60	—	—	61

Stock-based compensation expense	—	—	2,314	—	—	2,314

Activity related to restricted stock awards	190	2	338	—	—	340

Exercise of stock options, including related tax benefits of $1,958	334	3	3,362	—	—	3,365

BALANCE, June 30, 2008	135,514	$1,355	$729,850	$203,906	$4,017	$939,128

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

Note 2.  Financial Statement Information

Revenue Recognition

Revenue is recognized when products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $8.3 million and $7.5 million at June 30, 2008 and December 31, 2007, respectively.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $5.0 million and $4.3 million at June 30, 2008 and December 31, 2007, respectively.

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Salvage products	$130,235	$111,775
Aftermarket and refurbished products	195,969	201,408
Core facilities inventory	7,272	7,055

	$333,476	$320,238

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

The change in the carrying amount of goodwill during the six months ended June 30, 2008 is as follows (in thousands):

Balance as of December 31, 2007	$825,881
Adjustment of previously recorded goodwill	1,572
Exchange rate effects	(611)
Business acquisitions	17,023

Balance as of June 30, 2008	$843,865

We adjusted previously recorded goodwill primarily due to Keystone inventory valuation adjustments of approximately $1.0 million, other purchase price adjustments related to the Keystone acquisition of $0.8 million and final inventory valuation adjustments of approximately ($0.2) million for our Canadian businesses acquired during 2007.

Other intangible assets totaled approximately $73.2 million and $75.0 million, net of accumulated amortization of $3.0 million and $1.0 million, at June 30, 2008 and December 31, 2007, respectively.  Amortization expense was approximately $2.1 million during the six months ended June 30, 2008. The amount for the corresponding 2007 period was immaterial. Estimated annual amortization expense is approximately $4.0 million for each of the years 2008 through 2012.

Depreciation Expense

Included in Cost of Goods Sold is depreciation expense associated with refurbishing and smelting operations.

Warranty Reserve

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during the first six months of 2008 was as follows (in thousands):

Balance as of January 1, 2008	$580
Warranty expense	1,839
Warranty claims	(1,869)
Balance as of June 30, 2008	$550

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

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants:

	Six Months Ended
	June 30,
	2008	2007

Expected life (in years)	6.4	6.4
Risk-free interest rate	3.27%	4.40%
Volatility	39.3%	40.0%
Dividend yield	0%	0%
Weighted average fair value of options granted	$8.54	$4.77

Estimated forfeitures – When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures.  For options granted in 2008, a forfeiture rate of 8.0% has been used for valuing employee option grants, while a forfeiture rate of 0% has been used for valuing executive officer option grants.

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Stock options	$1,200	$563	$2,314	$1,712
Restricted stock	181	—	340	—
Stock issued in lieu of quarterly cash compensation for non-employee directors	30	30	61	48

Total stock-based compensation expense	$1,411	$593	$2,715	$1,760

The following table sets forth the total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Cost of goods sold	$4	$3	$7	$6
Facility and warehouse expenses	514	230	987	468
Selling, general and administrative expenses	893	360	1,721	1,286

	1,411	593	2,715	1,760
Income tax benefit	(545)	(231)	(1,067)	(686)
Total stock based compensation expense, net of tax	$866	$362	$1,648	$1,074

We have not capitalized any stock-based compensation cost during the six months ended June 30, 2008 and 2007.  As of June 30, 2008, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in millions):

	Stock Options	Restricted Stock	Total

Remainder of 2008	$2.3	$0.4	$2.7
2009	4.6	0.7	5.3
2010	4.2	0.7	4.9
2011	3.4	0.7	4.1
2012	2.5	0.8	3.3

Total unrecognized compensation expense	$17.0	$3.3	$20.3

Segments

The following table sets forth our revenue by product category (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Recycled and related products and services	$159,425	$129,133	$314,287	$258,225
Aftermarket, other new and refurbished products	241,211	59,161	516,290	122,066
Other	83,756	44,984	145,723	88,305

	$484,392	$233,278	$976,300	$468,596

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, companies will be required to, among other things,  recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. SFAS 141R also requires that acquisition-related expenses be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. SFAS 141R will be effective on January 1, 2009 and will change our accounting for business combinations upon adoption. We are currently assessing the impact that the adoption of SFAS 141R will have on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As SFAS 161 specifically relates to disclosures regarding derivative and hedging activities, it will not impact our consolidated financial position, results of operations or cash flows.

Note 3.  Capital Structure

On September 25, 2007, we completed the sale of 23,600,000 shares of our common stock pursuant to a registration statement filed with the SEC. Pursuant to the same registration statement, the selling stockholders named in the registration statement sold 4,000,000 shares of our common stock. We received $349.5 million, net of the underwriting discount and net of offering related expenses of approximately $0.7 million, for the common stock we issued and sold. We did not receive any proceeds from the sale of shares by the selling stockholders. We also received approximately $2.8 million in proceeds from the exercise of 1,000,000 stock options by certain members of management in connection with the offering.

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

A summary of transactions in our stock-based compensation plans for the six months ended June 30, 2008 is as follows:

	Restricted		Stock Options
	Shares and			Weighted
	Options	Restricted		Average
	Available	Shares	Number	Exercise
	For Grant	Outstanding	Outstanding	Price

Balance, December 31, 2007	6,852,680	—	11,032,102	$5.06

Granted	(1,608,250)	190,000	1,418,250	19.18
Exercised	—	—	(333,710)	4.22
Cancelled	63,015	—	(63,015)	15.61

Balance, June 30, 2008	5,307,445	190,000	12,053,627	$6.69

The following table summarizes information about outstanding and exercisable stock options at June 30, 2008:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Yrs)	Price	Shares	Life (Yrs)	Price

$0.75	278,000	2.6	$0.75	278,000	2.6	$0.75
2.00 -2.50	1,406,070	4.1	2.09	1,405,870	4.1	2.09
3.13 -3.99	2,266,400	3.1	3.51	2,154,800	3.0	3.52
4.16 -4.72	4,409,502	6.2	4.44	4,067,682	6.2	4.44
7.56 -8.64	246,000	7.2	7.59	243,000	7.2	7.59
9.33 - 12.42	1,970,780	8.1	10.04	708,180	8.0	10.18
18.87 - 22.58	1,476,875	9.5	19.16	10,000	9.3	18.87

	12,053,627	6.0	$6.69	8,867,532	5.1	$4.29

At June 30, 2008, a total of 11,972,694 options with an average exercise price of $6.63 and a weighted average remaining contractual life of 6.0 years were exercisable or expected to vest. The total grant-date fair value of options that vested during the six months ended June 30, 2008 was approximately $1.2 million.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at June 30, 2008 is $137.2 million, $137.0 million and $122.2 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $18.07 on June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of our common stock. The total intrinsic value of stock options exercised was $5.5 million during the six months ended June 30, 2008. There were 659,564 stock options exercised during the six months ended June 30, 2007 with an intrinsic value of $5.8 million.

Note 5.  Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Senior secured debt financing facility:
Term loans payable	$644,231	$650,252
Revolving credit facility	—	—
Notes payable to individuals in monthly installments through November 2010, interest at 3.5% to 10.0%	3,191	8,210
	647,422	658,462
Less current maturities	(18,055)	(16,936)

	$629,367	$641,526

We obtained a senior secured debt financing facility (“Credit Agreement”) from Lehman Brothers Inc. (“Lehman”) and Deutsche Bank Securities, Inc. (“Deutsche Bank”) on October 12, 2007, which was amended on October 26, 2007. The Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provides for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, (ii) for a swing line credit facility of $25 million under the $100 million revolving credit facility, and (iii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate. Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts that began in the first quarter of 2008, with the balance payable in full on

October 12, 2013. Amounts due under each revolving credit facility will be due and payable October 12, 2013.  We are also required to prepay the term loan facilities upon the sale of certain assets, upon the incurrence of certain debt, upon receipt of certain insurance and condemnation proceeds, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, including compliance with the required senior secured debt ratio.  We were in compliance with all restrictive covenants as of June 30, 2008.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates on borrowings outstanding against the Company’s senior secured credit facility at June 30, 2008 and December 31, 2007 were 4.85% and 7.53%, respectively. Borrowings against the senior secured credit facility totaled $644.2 million and $650.3 million at June 30, 2008 and December 31, 2007, respectively, of which $15.0 million and $10.0 million are classified as current maturities, respectively.

The weighted average interest rate at June 30, 2008 includes the effect of the following interest rate swap agreements, which we entered into in March 2008 in order to hedge a portion of the variable interest rate risk on our variable rate term loans:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate

$ 200,000,000	April 14, 2008	April 14, 2011	2.74%
$ 50,000,000	April 14, 2008	April 14, 2010	2.43%

Beginning on the effective dates of the interest rate swap agreements, we will, on a monthly basis through the maturity date, pay the fixed interest rate and receive a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount.  The interest rate swap agreements qualify as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).  As of June 30, 2008, the fair market value of these market contracts was approximately $6.1 million. The fair market value of the interest rate swaps is subject to changes in value due to changes in interest rates. Hedge ineffectiveness for the six months ended June 30, 2008 was immaterial.

Note 6. Commitments and Contingencies

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at June 30, 2008 are as follows (in thousands):

Six months ended December 31, 2008	$21,428
Years ended December 31:
2009	35,767
2010	28,462
2011	21,183
2012	15,348
2013	11,880
Thereafter	26,817

$160,885

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

On May 2, 2008, Ford filed with the USITC another complaint under section 337 of the Tariff Act of 1930. The complaint alleges that LKQ Corporation, Keystone Automotive Industries, Inc., and six other entities (collectively, the “Respondents”) import and sell certain automotive parts relating to the 2005 Ford Mustang that infringe eight Ford design patents. On May 29, 2008, the USITC issued a Notice of Investigation based on Ford’s complaint. The USITC’s Notice of Investigation was published in the Federal Register on June 5, 2008. On June 23, 2008, the Respondents filed their Response to the Complaint and Notice of Investigation. In the Response, the Respondents denied, among other things, that any of the Ford design patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. The Respondents further asserted several affirmative defenses. The parties are conducting discovery. The USITC has set September 7, 2009 as the target date for completion of the investigation.

We will continue to vigorously defend the December 2005 action and the May 2008 action. At the time the exclusion order was issued in the December 2005 action, the parts that are subject to the order comprised only a minimal amount of our sales. Similarly, the parts that relate to the May 2008 action comprise only a minimal amount of our sales. However, as such parts become incorporated into more vehicles over time, it is likely that the amount of our sales of such parts will increase or would have increased substantially. If the design patents in question are ultimately upheld as valid and infringed, it is not anticipated that the loss of sales of these parts over time will be materially adverse to our financial condition, cash flows or results of operations. However, depending upon the nature and extent of any adverse ruling, auto manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of their models, which over time could have a material adverse impact on the entire aftermarket parts industry.

We also have certain other contingent liabilities resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We believe that the probable resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 7.  Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$30,989	$14,016	$61,867	$29,810

Denominator for basic earnings per share-Weighted-average shares outstanding	135,287	107,046	134,922	106,841
Effect of dilutive securities:
Stock options	4,989	5,448	5,013	5,406
Restricted stock	25	—	100	—
Denominator for diluted earnings per share-Adjusted weighted-average shares outstanding	140,301	112,494	140,035	112,247

Earnings per share, basic	$0.23	$0.13	$0.46	$0.28

Earnings per share, diluted	$0.22	$0.12	$0.44	$0.27

The following chart sets forth the number of employee stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Antidilutive securities:
Stock options	1,484	1,890	133	2,130

Note 8.  Business Combinations

During the six month period ended June 30, 2008, we acquired a 100% equity interest in each of three businesses (two in the recycled OEM parts business and one wheel polishing business) including on March 4, 2008, Texas Best Diesel, L.P., a recycled OEM heavy truck parts business.  The aggregate consideration for these businesses totaled approximately $4.4 million in cash and $18.0 million in stock issued. The acquisitions enabled us to expand our presence in an existing market and become a provider of recycled OEM heavy truck parts.

During the six month period ended June 30, 2007, we acquired a 100% equity interest in each of seven businesses (four in the recycled OEM products business, two in the aftermarket products business and one that refurbishes and distributes head lamps and tail lamps) for an aggregate of $22.3 million in cash and $1.4 million in notes issued. The acquisitions enabled us to serve new market areas and become a provider of refurbished head lamps and tail lamps.

On October 12, 2007, we completed our acquisition of 100% of the outstanding common stock of Keystone. The acquisition of Keystone enabled us to become the largest nationwide provider of aftermarket collision replacement products and refurbished bumper covers and wheels.

The acquisitions are being accounted for under the purchase method of accounting and are included in our financial statements from the dates of acquisition.  The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with acquisitions made subsequent to June 30, 2007, the purchase price allocations are preliminary as we are in the process of determining the following: 1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of the inventories and fixed assets acquired and the fair value of liabilities assumed; and 3) the final estimation of the tax basis of the entities acquired. During the six months ended June 30, 2008, we made adjustments to the preliminary purchase allocations to finalize the inventory valuations and the estimated tax basis for certain of the businesses acquired in 2007. These adjustments increased goodwill related to these 2007 acquisitions by approximately $1.6 million.

The purchase price allocations for acquisitions completed and adjustments made to preliminary purchase price allocations during the six months ended June 30, 2008 and 2007 are as follows (in thousands):

	2008	2007

Receivables, net	$304	$716
Inventory	2,534	4,666
Prepaid expenses and other assets	9	44
Property and equipment	1,627	2,365
Goodwill	18,595	17,282
Current liabilities assumed	(1,153)	(1,113)
Deferred taxes	533	—
Purchase price payable in subsequent period	—	(190)
Notes issued	(25)	(1,449)
Stock issued (See Note 3)	(18,006)	—
Long-term obligations assumed	—	(38)
Payment of prior year purchase price payable	—	1,956

Cash used in acquisitions, net of cash acquired	$4,418	$24,239

We recorded goodwill of $18.6 million during the six month period ended June 30, 2008, an immaterial amount of which is expected to be deductible for income tax purposes. Of the $17.3 million of goodwill recorded during the six month period ended June 30, 2007, $12.8 million is expected to be deductible for income tax purposes.

The following pro forma summary presents the effect of the businesses acquired during 2008 and 2007 as though the businesses had been acquired as of January 1, 2007 and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue as reported	$484,392	$233,278	$976,300	$468,596
Revenue of purchased businesses for the period prior to acquisition:
Keystone, net of eliminations	—	179,773	—	379,059
Other acquisitions	—	18,159	2,054	34,600
Pro forma revenue	$484,392	$431,210	$978,354	$882,255

Net income as reported	$30,989	$14,016	$61,867	$29,810
Net income of purchased businesses for the period prior to acquisition, including adjustments for interest and amortization:
Keystone	—	(120)	659	2,751
Other acquisitions	—	828	360	1,643
Pro forma net income	$30,989	$14,724	$62,886	$34,204

Earnings per share-basic, as reported	$0.23	$0.13	$0.46	$0.28
Effect of purchased businesses for the period prior to acquisition:
Keystone	0.00	0.00	0.01	0.03
Other acquisitions	0.00	0.01	0.00	0.01
Pro forma earnings per share-basic	$0.23	$0.14	$0.47	$0.32

Earnings per share-diluted, as reported	$0.22	$0.12	$0.44	$0.27
Effect of purchased businesses for the period prior to acquisition:
Keystone	0.00	0.00	0.01	0.02
Other acquisitions	0.00	0.01	0.00	0.01
Pro forma earnings per share-diluted	$0.22	$0.13	$0.45	$0.30

Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. Revenue between LKQ and Keystone has been eliminated. The unaudited pro forma supplemental information also includes purchase accounting adjustments (including a $0.7 million and a $2.9 million increase in Keystone’s reported cost of goods sold during the three and six months ended June 30, 2007, respectively, resulting from a write-up of Keystone inventory to fair value and adjustments to depreciation on acquired property and equipment), amortization expense associated with the Keystone tradename, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 9. Restructuring and Integration Costs

We have undertaken certain restructuring activities in connection with our acquisition of Keystone, which was completed during the fourth quarter of 2007. The restructuring activities primarily include reductions in staffing levels resulting from the elimination of duplicative functions and staffing and the closure of excess facilities resulting from overlap with existing LKQ facilities. To the extent these restructuring activities are associated with Keystone operations, they are being accounted for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Restructuring activities associated with our existing operations are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.”

In connection with the Keystone restructuring activities, as part of the cost of the acquisition, we established reserves as detailed below. In accordance with EITF Issue No. 95-3, we intend to finalize our restructuring plans no later than one year from the date of our acquisition of Keystone. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill.  Accrued acquisition expenses are included in accrued expenses in the accompanying Consolidated Condensed Balance Sheets.

The changes in accrued acquisition expenses directly related to the Keystone acquisition during 2007 and the six months ended June 30, 2008 are as follows (in thousands):

	Severance Related Costs	Excess Facility Costs	Other	Total

Reserves established	$11,233	$2,823	$488	$14,544
Payments	(1,727)	(85)	(488)	(2,300)

Balance at December 31, 2007	9,506	2,738	—	12,244

Reserves adjusted		(34)	—	(34)
Payments	(6,731)	(119)	—	(6,850)

Balance at June 30, 2008	$2,775	$2,585	$—	$5,360

All of the severance related costs are expected to be paid in 2008. The excess facility costs are expected to be paid over the remaining terms of the leases through 2013.

Restructuring and integration costs associated with our operations of $3.1 million and $4.3 million are included in Restructuring expenses on the accompanying Consolidated Condensed Statements of Income for the three and six months ended June 30, 2008, respectively. These charges include costs to move inventory between facilities, migrate systems, and standardize processes and procedures totaling $2.1 million and $2.9 million for the three and six months ended June 30, 2008, respectively. We also recognized costs associated with the closure of existing facilities due to overlap with acquired Keystone locations of $1.0 million and $1.4 million for the three and six months ended June 30, 2008, respectively.

We have established a reserve for the costs related to the closure of existing facilities.  The other restructuring charges are generally expensed and paid in the same reporting period.  The changes in accrued restructuring expenses for the six months ended June 30, 2008 are as follows (in thousands):

Excess Facility Costs

Balance at December 31, 2007	$—

Reserves established	1,447
Payments	(158)

Balance at June 30, 2008	$1,289

The excess facility costs are expected to be paid over the remaining terms of the leases through 2016.

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

We use the market approach to value our financial assets and liabilities, and there were no changes in valuation techniques during the six months ended June 30, 2008.  The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Balance as of June 30,	Fair Value Measurements as of June 30, 2008
	2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$77,821	$77,821	$—	$—
Interest rate swap	6,106	—	6,106	$—
Cash surrender value of life insurance	5,113	—	5,113	—

Total Assets	$89,040	$77,821	$11,219	$—

Liabilities:
Deferred compensation liabilities	$4,518	$—	$4,518	$—

Total Liabilities	$4,518	$—	$4,518	$—

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

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state and foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

Our effective tax rate for the six months ended June 30, 2008 was 39.3% compared with 41.3% for the comparable prior year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide replacement systems, components, and parts needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily four sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; recycled products originally produced by OEMs, which we refer to as recycled OEM products; and OEM products that have been refurbished. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the vehicle repair market. We also refurbish bumpers, wheels, head lamps and tail lamps.

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

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the risk factors enumerated in Item 1A in our 2007 Annual Report on Form 10-K filed with the SEC on February 29, 2008, and the update to Item 1A included in Part II of this Quarterly Report on Form 10-Q.  Due to these risk factors, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

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

In the first six months of 2008, we acquired two businesses in the recycled OEM parts business and one in the wheel polishing business. These business acquisitions enabled us to expand our presence in an existing market and become a provider of recycled OEM heavy truck parts.

Sources of Revenue

Since 2005, our revenue from the sale of vehicle replacement products and related services, and since February 2008, heavy truck parts, has ranged between 81% and 89% of our total revenue, of which between 5% and 11% of our total revenue has come from our self-service facilities. We sell the majority of our vehicle replacement products to collision repair shops and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. We also sell damaged vehicles to vehicle repairers. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance companies services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket and refurbished products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2005, approximately 11% to 19% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEM’s and other companies that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Our revenue from other sources has increased since 2004 primarily due to our obtaining an aluminum smelter through a business acquisition in 2006, higher scrap sales from our recycle and wheel operations, and higher bulk sales of certain products.

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

Aftermarket and Refurbished Product Inventory.  Aftermarket and refurbished product inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign sources, import fees and duties and transportation insurance are also included. Our refurbished product inventory cost is based on the average price we pay for wheel and bumper cores, and includes expenses incurred for freight, buying, and refurbishing overhead.

For all inventory, our carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at June 30, 2008 was approximately $5.0 million, which represents 3.5% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2007 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million. For our vehicle replacement parts operations, our exposure to uncollectible accounts receivable is limited because the majority of our sales are to a large number of small customers that are generally geographically dispersed. We also have certain customers in our vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through credit approvals, credit limits, and monitoring policies.

Goodwill Impairment

We record goodwill as a result of our acquisitions. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires us to analyze our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events may indicate that an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are primarily established using a discounted cash flow methodology, supported by comparative market multiples where appropriate. As of June 30, 2008, we had $843.9 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2007. A 10% decrease in the fair value estimates used in the fourth quarter of 2007 impairment test would not have changed this determination.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.5 million and $0.7 million at June 30, 2008 and December 31,

2007, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Only those positions that meet the more-likely-than-not recognition threshold may be recognized in the financial statements. We recognize interest accrued relating to unrecognized tax benefits in our income tax expense. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Under existing GAAP, changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals we make are generally recognized in the period they are determined. Under proposed Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses will be recorded in earnings in the period the changes are determined after the effective date of SFAS 141R. See “Recently Issued Accounting Pronouncements” for further discussion of SFAS 141R.

Stock-Based Compensation

We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards under SFAS 123R. We have been in existence since early 1998 and have been a public company since October 2003. As a result, we do not have the historical data necessary to consider using a lattice valuation model at this time. We have therefore elected to use the Black-Scholes valuation model. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123R. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. Key assumptions used in determining the fair value of stock options granted in 2008 were: expected term of 6.4 years; risk-free interest rate of 3.27%; dividend yield of 0%; forfeiture rate of 6.7%; and volatility of 39.3%.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, companies will be required to, among other things,  recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. SFAS 141R also requires that acquisition-related expenses be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. SFAS 141R will be effective on January 1, 2009 and will change our accounting for business combinations upon adoption. We are currently assessing the impact that the adoption of SFAS 141R will have on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As SFAS 161 specifically relates to disclosures regarding derivative and hedging activities, it will not impact our consolidated financial position, results of operations or cash flows.

Segment Reporting

Over 95% of our operations are conducted in the U.S. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. In May and July 2007, we acquired two recycled OEM products businesses located in Canada. Keystone has bumper refurbishing operations in Mexico and two aftermarket products businesses in Canada. Revenue generated and properties located outside of the U.S. are not material. We manage our operations geographically. Our vehicle replacement products operations are organized into ten operating segments, eight for recycled OEM products, one for aftermarket products and one for refurbished products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our vehicle replacement products operations account for over 94% of our revenue, earnings, and assets.

Results of Operations

The following table sets forth statement of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statement of Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.6%	55.0%	54.6%	54.7%
Gross margin	45.4%	45.0%	45.4%	45.3%
Facility and warehouse expenses	9.0%	10.6%	9.0%	10.7%
Distribution expenses	9.4%	9.5%	9.2%	9.5%
Selling, general and administrative expenses	12.7%	12.1%	12.9%	12.1%
Restructuring Expenses	0.7%	—	0.4%	—
Depreciation and amortization	1.5%	1.5%	1.5%	1.4%
Operating income	12.1%	11.4%	12.3%	11.5%
Other expense, net	1.6%	0.9%	1.8%	0.7%
Income before provision for income taxes	10.4%	10.5%	10.4%	10.8%
Net income	6.4%	6.0%	6.3%	6.4%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Our revenue increased 107.6% to $484.4 million for the three month period ended June 30, 2008, from $233.3 million for the comparable period of 2007. The increase in revenue was primarily due to business acquisitions, in particular Keystone.  In addition, we had a higher volume of products we sold and higher volumes of vehicle processing that resulted in higher revenue from processing fees and the sale of scrap and other commodities derived from our dismantling process.  Since the October 2007 acquisition of Keystone, we have been integrating the sale and distribution of our pre-existing aftermarket, wheel and reconditioned light product offerings with Keystone and with our recycled parts in more locations in order to provide a wider selection of products to our customers. Organic revenue growth was approximately 13.2% in the three month period ended June 30, 2008, and was calculated assuming we had owned Keystone in the three month period ended June 30, 2007. The integration of our pre-existing aftermarket and wheel operations with Keystone prevents us from measuring revenue growth between Keystone and our pre-existing businesses since the acquisition.

Cost of Goods Sold. Our cost of goods sold increased 106.5% to $264.7 million in the three month period ended June 30, 2008, from $128.2 million in the comparable period of 2007. The increase in cost of goods sold was primarily due to increased volume of products sold. Our acquisition of Keystone accounted for a majority of the increases.  As a percentage of revenue, cost of goods sold decreased from 55.0% to 54.6%. This decrease as a percentage of revenue was primarily due to higher sales volumes in lower priced cars and crush only vehicles that generate higher gross margin percentages.

Gross Margin. Our gross margin increased 109.1% to $219.7 million in the three month period ended June 30, 2008, from $105.1 million in the comparable period of 2007. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin increased from 45.0% to 45.4%. Our gross margin as a percentage of revenue increased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 77.8% to $43.8 million in the three month period ended June 30, 2008, from $24.6 million in the comparable period of 2007. Our facility and warehouse expenses increased primarily due to $9.7 million in higher wages and fringe benefits resulting from increased headcount and stock option expenses for field personnel and $8.1 million related to higher facility and equipment rent, property taxes, repairs and maintenance, utilities and supplies. Our acquisition of Keystone accounted for a majority of the increases. As a percentage of revenue, facility and warehouse expenses decreased from 10.6% to 9.0%, as we achieved greater leverage from combining Keystone with our existing LKQ operations.

Distribution Expenses. Distribution expenses increased 104.1% to $45.3 million in the three month period ended June 30, 2008, from $22.2 million in the comparable period of 2007. Our distribution expenses increased primarily due to $10.4 million of higher wage and benefit costs from an increase in the number of employees, higher fuel costs of $5.8 million, higher truck rentals and repairs of $3.0 million, and higher third party freight of $2.6 million. Our acquisition of Keystone accounted for the majority of the increases. As a percentage of revenue, our distribution expenses decreased from 9.5% to 9.4%.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 119.5% to $61.8 million in the three month period ended June 30, 2008, from $28.1 million in the comparable period of 2007. As a percentage of revenue our selling, general, and administrative expenses increased from 12.1% to 12.7%. The majority of the expense increase was a result of an increase in labor and labor-related expenses of $23.5 million due primarily to higher sales commission expenses and increased headcount. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. Our remaining selling, general and administrative expenses increased due primarily to higher professional fees of $2.2 million, higher telephone expense of $1.6 million, higher bad debt expense of $1.4 million, and higher advertising and promotion of $1.1 million. Our acquisition of Keystone accounted for a majority of the increases.

Restructuring Expenses.  Restructuring expenses totaled $3.1 million in the three month period ended June 30, 2008. We had no restructuring expenses in the comparable period of 2007. The restructuring expenses are the result of our integration of Keystone and pre-existing LKQ operations, and include $0.4 million of severance and relocation costs for LKQ employees, LKQ facility closure costs and moving expenses of $2.7 million for pre-existing LKQ facilities, and professional fees of $0.1 million.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 120.0% to $7.9 million in the three month period ended June 30, 2008, from $3.6 million in the comparable period of 2007. Our acquisition of Keystone accounted for the majority of the increase in depreciation and amortization expense, including $0.9 million of amortization of the Keystone trade name.

Operating Income. Operating income increased 119.3% to $58.4 million in the three month period ended June 30, 2008 from $26.6 million in the comparable period of 2007. As a percentage of revenue, operating income increased from 11.4% to 12.1%.

Other (Income) Expense.  Total other expense, net increased 285.3% to $8.0 million for the three month period ended June 30, 2008, from $2.1 million for the comparable period of 2007.  Net interest expense increased 301.9% to $8.4 million for the three month period ended June 30, 2008, from $2.1 million for the comparable period of 2007.  Our average bank borrowings were approximately $528.4 million higher at June 30, 2008 as compared to June 30, 2007, due primarily to the Keystone acquisition.  Other income increased $0.4 million, to $0.5 million in the three month period ended June 30, 2008, from $0.1 million for the comparable period of 2007.

Provision for Income Taxes. The provision for income taxes increased 84.3% to $19.5 million in the three month period ended June 30, 2008, from $10.6 million in the comparable period of 2007, due primarily to improved operating results. Our effective tax rate was 38.6% in 2008 and 43.0% in 2007. The decrease in our effective income tax rate in 2008 was due primarily to lower taxes on our Canadian operations as well as from the benefit of a state net operating loss that is now expected to be realizable. Additionally, our 2007 effective rate was impacted by the enactment of a new income tax law in April 2007 (retroactive to January 1, 2007) in a state in which we operate. We reduced certain deferred tax assets and increased our income tax provision by approximately $0.6 million in the second quarter of 2007 as a result of this new law.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue. Our revenue increased 108.3% to $976.3 million for the six month period ended June 30, 2008, from $468.6 million for the comparable period of 2007. The increase in revenue was primarily due to business acquisitions, in particular Keystone.  In addition, we had a higher volume of products we sold and higher volumes of vehicle processing that resulted in higher revenue from processing fees and the sale of scrap and other commodities derived from our dismantling process. Organic revenue growth was approximately 11.2% in the six month period ended June 30, 2008, and was calculated assuming we had owned Keystone since January 1, 2007. The integration of our pre-existing aftermarket and wheel operations with Keystone prevents us from measuring revenue growth between Keystone and our pre-existing businesses since the acquisition.

Cost of Goods Sold. Our cost of goods sold increased 108.0% to $533.3 million in the six month period ended June 30, 2008, from $256.4 million in the comparable period of 2007. The increase in cost of goods sold was primarily due to increased volume of products sold. Our acquisition of Keystone accounted for a majority of the increases.  As a percentage of revenue, cost of goods sold decreased from 54.7% to 54.6%.

Gross Margin. Our gross margin increased 108.8% to $443.0 million in the six month period ended June 30, 2008, from $212.2 million in the comparable period of 2007. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin increased from 45.3% to 45.4%.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 75.8% to $88.3 million in the six month period ended June 30, 2008, from $50.2 million in the comparable period of 2007. Our facility and warehouse expenses increased primarily due to $19.1 million in higher wages and fringe benefits resulting from increased headcount and stock-based compensation expenses for field personnel, along with $16.5 million related to higher facility and equipment rent, property taxes, repairs and maintenance, utilities and supplies. Our acquisition of Keystone accounted for a majority of the increases. As a percentage of revenue, facility and warehouse expenses decreased from 10.7% to 9.0%, as we achieved greater leverage from combining Keystone with our existing LKQ operations.

Distribution Expenses. Distribution expenses increased 103.0% to $90.1 million in the six month period ended June 30, 2008, from $44.4 million in the comparable period of 2007.  Our distribution expenses increased due to higher wages and fringe benefits of $21.5 million primarily from an increase in the number of employees, and higher fuel costs of $10.9 million, higher truck rentals and repairs of $6.0 million, and higher third party freight of $4.8 million. Our acquisition of Keystone accounted for a majority of the increases. As a percentage of revenue, our distribution expenses decreased from 9.5% to 9.2%.

 Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 121.3% to $125.9 million in the six month period ended June 30, 2008, from $56.9 million in the comparable period of 2007. As a percentage of revenue our selling, general, and administrative expenses increased from 12.1% to 12.9%. The majority of the expense increase was a result of an increase in labor and labor-related expenses of $49.2 million due primarily to higher sales commission expenses and increased headcount. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. Our remaining selling, general and administrative expenses increased due primarily to higher professional fees of $4.6 million, higher telephone expense of $3.1 million, higher bad debt expense of $2.1 million, and higher advertising and promotion of $2.3 million. Our acquisition of Keystone accounted for a majority of the increases.

Restructuring Expenses.  Restructuring expenses totaled $4.3 million in the six month period ended June 30, 2008. We had no restructuring expenses in the comparable period of 2007. The restructuring expenses are the result of our integration of Keystone into pre-existing LKQ operations, and include $0.5 million of severance and relocation costs for LKQ employees, facility closure costs and moving expenses of $3.5 million for pre-existing LKQ facilities, and professional fees of $0.4 million.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 123.9% to $15.8 million in the six month period ended June 30, 2008, from $7.1 million in the comparable period of 2007. Our acquisition of Keystone accounted for the majority of the increase in depreciation and amortization expense, including $1.9 million of amortization of the Keystone trade name.

Operating Income. Operating income increased 122.5% to $119.9 million in the six month period ended June 30, 2008 from $53.9 million in the comparable period of 2007. As a percentage of revenue, operating income increased from 11.5% to 12.3%.

Other (Income) Expense. Total other expense, net increased 471.0% to $18.0 million for the six month period ended June 30, 2008, from $3.2 million for the comparable period of 2007.  Net interest expense increased 389.1% to $18.7 million for the six month period ended June 30, 2008, from $3.8 million for the comparable period of 2007.  Our average bank borrowings were approximately

$540.8 million higher for the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007, due primarily to acquisitions.  Other income was $0.7 million in each of the six month periods ended June 30, 2008 and 2007, respectively.

Provision for Income Taxes. The provision for income taxes increased 91.3% to $40.1 million in the six month period ended June 30, 2008, from $20.9 million in the comparable period of 2007, due primarily to improved operating results. Our effective tax rate was 39.3% in 2008 and 41.3% in 2007. The decrease in our effective income tax rate in 2008 was due primarily to lower taxes on our Canadian operations as well as from the benefit of a state net operating loss that is now expected to be realizable. Without the benefit of the state net operating loss, our 2008 effective rate would have been 39.7%.  Our 2007 effective rate was impacted by the enactment of a new income tax law in April 2007 (retroactive to January 1, 2007) in a state in which we operate. We reduced certain deferred tax assets and increased our income tax provision by approximately $0.6 million in the second quarter of 2007 as a result of this new law. In addition, in the first quarter of 2007 we received nontaxable life insurance proceeds of approximately $0.6 million. Without these two items our 2007 effective tax rate would have been 40.5%.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At June 30, 2008 we had $104.1 million in cash and cash equivalents and approximately $96.0 million available under our bank credit agreement.  On September 25, 2007, we completed a public offering of 27.6 million shares of our common stock, with 23.6 million shares sold by us and 4.0 million shares sold by selling stockholders. We received approximately $349.5 million in net proceeds from the offering, after deducting the underwriting discount and expenses of the offering. We paid all amounts outstanding under our revolving credit facility at that time and temporarily invested the remaining proceeds in cash equivalents pending the acquisition of Keystone on October 12, 2007.

We obtained a senior secured debt financing facility (“Credit Agreement”) from Lehman Brothers Inc. (“Lehman”) and Deutsche Bank Securities, Inc. (“Deutsche Bank”) on October 12, 2007, which was amended on October 26, 2007. The Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provides for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, (ii) for a swing line credit facility of $25 million under the $100 million revolving credit facility, and (iii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate. Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts that began in the first quarter of 2008, with the balance payable in full on October 12, 2013. Amounts due under each revolving credit facility will be due and payable on October 12, 2013. We are also required to prepay the term loan facilities upon the sale of certain assets, upon the incurrence of certain debt, upon receipt of certain insurance and condemnation proceeds, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, including compliance with the required senior secured debt ratio. We were in compliance with all restrictive covenants as of June 30, 2008.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates on borrowings outstanding against the Company’s senior secured credit facility at June 30, 2008 and December 31, 2007 were 4.85% and 7.53%, respectively. Borrowings against the senior secured credit facility totaled $644.2 million and $650.3 million at June 30, 2008 and December 31, 2007, respectively, of which $15.0 million and $10.0 million are classified as current maturities, respectively.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 32,500 and 71,700 wholesale salvage vehicles in the three month and six month periods ended June 30, 2008, respectively, and 32,700 and 64,500 in the comparable periods of 2007, respectively. In addition, we acquired approximately 74,500 and 130,600 lower cost self-service and crush only vehicles in the three month and six month periods ended June 30, 2008, respectively, and 52,800 and 97,300 in the comparable periods of 2007, respectively. Our purchases of aftermarket parts and wheels totaled approximately $117.0 million and

$249.1 million in the three month and six month periods ended June 30, 2008, respectively, and $25.9 million and $53.6 million in the comparable periods of 2007, respectively, with the increase principally due to our acquisition of Keystone.

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

Net cash provided by operating activities totaled $67.4 million for the six month period ended June 30, 2008, compared to $13.4 million for the same period of 2007. Cash was provided by net income adjusted for non-cash items. Working capital uses of cash, net of effects of purchase acquisitions, included increases in receivables and inventory, and decreases in accounts payable and other operating assets and liabilities, partially offset by a net increase in income taxes. Receivables increased primarily due to increased revenue.  Inventory increased primarily due to increases in salvage inventory as we took advantage of favorable supplies at the salvage auctions. Accounts payable decreased primarily due to accelerating some of Keystone’s vendor payments in order to take advantage of discounts offered for earlier payment. Other operating assets and liabilities reduced cash due primarily to payments of restructuring accruals partially offset by increases in deferred revenue. Prepaid income taxes decreased due to offsets to estimated tax payments due for 2008, while income taxes payable increased primarily due to higher taxable income.

Net cash used in investing activities totaled $30.6 million for the six month period ended June 30, 2008, compared to $48.2 million for the same period of 2007. We invested $4.4 million of cash in three acquisitions in 2008 compared to $24.2 million for seven acquisitions in the comparable period of 2007. Net property and equipment and other long term asset purchases increased $2.2 million in 2008.

Net cash used in financing activities totaled $6.9 million for the six month period ended June 30, 2008, compared to $39.6 million provided by financing activities for the same period of 2007. Exercises of stock options and warrants provided $1.4 million and $2.0 million, in the six month periods ended June 30, 2008 and 2007, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $2.0 million and $2.2 million in the six month periods ended June 30, 2008 and 2007, respectively. We repaid $5.0 million of term loans under our Credit Agreement in the six month period ended June 30, 2008, while we repaid $5.0 million of long-term debt obligations. We borrowed $40.2 million under our bank credit facility in the six month period ended June 30, 2007, primarily to fund acquisitions, while we repaid $3.4 million of long-term debt obligations.

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

We estimate that our capital expenditures for full year 2008, excluding business acquisitions, will be approximately $68.0 million to $78.0 million. We expect to use these funds for several major facility expansions, purchases of machinery and equipment, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2008 will be in excess of $100.0 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2007 Annual Report on Form 10-K, filed with the SEC on February 29, 2008, and the update to those risk factors included in Part II, Item 1A, of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with a bank that we believe is creditworthy and are denominated in currency that matches the underlying debt instrument.  Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of June 30, 2008, two interest rate swap contracts representing a total of $250 million of notional amount were outstanding with effective dates of April 14, 2008 and with maturity dates through April 2011. Both of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at June 30, 2008 was approximately $6.1 million, and the value of such contracts is subject to changes in interest rates.

At June 30, 2008 we had unhedged variable rate debt of $394.2 million.  Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $3.9 million annually.

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

Item 4. Controls and Procedures

As of June 30, 2008, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings.

On May 2, 2008, Ford Global Technologies, LLC (“Ford”) filed with the United States International Trade Commission (“USITC”) a complaint under section 337 of the Tariff Act of 1930. The complaint alleges that LKQ Corporation, Keystone Automotive Industries, Inc., and six other entities (collectively, the “Respondents”) import and sell certain automotive parts relating to the 2005 Ford Mustang that infringe eight Ford design patents. On May 29, 2008, the USITC issued a Notice of Investigation based on Ford’s complaint. The USITC’s Notice of Investigation was published in the Federal Register on June 5, 2008. On June 23, 2008, the Respondents filed their Response to the Complaint and Notice of Investigation. In the Response, the Respondents denied, among other things, that any of the Ford design patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. The Respondents further asserted several affirmative defenses. The parties are conducting discovery. The USITC has set September 7, 2009 as the target date for completion of the investigation.

Item 1A.         Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock.  Please refer to our annual report on Form 10-K for fiscal year 2007 for information concerning risks and uncertainties that could negatively impact us.  The following items are changes and additions to the risks and uncertainties previously disclosed in such report.

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

•                  fluctuations in fuel and other commodity prices;

•                  changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•                  the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations, and infrastructure;

•                  declines in the values of our assets; and

•                  decreases in the supply of end of life and crush only vehicles that we process and sell for scrap.

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

Our wholesale recycled OEM operations generate scrap metal that we sell. After we dismantle a salvage vehicle for wholesale parts, the remaining vehicle hulks are sold to scrap processors.  We also operate self-service retail recycled OEM facilities.  The hulks of vehicles that we have used in our self-service retail recycled OEM business are then sold to scrap processors. In addition, we receive “crush only” vehicles from other companies, including OEMs, which we dismantle and sell as scrap. The prices of scrap metal have historically fluctuated due to market factors, sometimes significantly. To the extent the prices of scrap metal decrease materially, our revenue from such sales will suffer. The cost of our self-service inventory purchases may also decrease as a result of falling scrap metal prices, but there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal prices and there may be a delay between the scrap metal price reductions and any inventory cost reductions.

Item 4.  Submission of Matters to a Vote of Security Holders

Our stockholders voted on two items at the Annual Meeting of the Stockholders held on May 5, 2008:

1.                      The election of ten directors to terms ending in 2009.  The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld
A. Clinton Allen	118,583,952	2,768,938
Robert M. Devlin	117,031,280	4,321,610
Donald F. Flynn	119,030,029	2,322,861
Kevin F. Flynn	115,377,038	5,975,852
Ronald G. Foster	120,037,288	1,315,602
Joseph M. Holsten	119,327,084	2,025,806
Richard L. Keister	119,516,311	1,836,579
Paul M. Meister	119,694,617	1,658,273
John F. O’Brien	119,842,608	1,510,282
William M. Webster, IV	119,594,669	1,758,221

2.                      The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2008.  The appointment of Deloitte & Touche LLP was ratified pursuant to the following votes:

Votes For:	120,040,735
Votes Against:	1,312,155
Abstentions:	0

Item 6.  Exhibits

Exhibits

Exhibit Number	Description of Exhibit

10.27	Form of LKQ Corporation Executive Officer 2008 Bonus Program (Corporate) (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on April 8, 2008).

10.28	Form of LKQ Corporation Executive Officer 2008 Bonus Program (Other) (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on April 8, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2008.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)