Form 10-Q
period 2008-09-30
LKQ CORP
filed 2008-11-07
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number: 000-50404

LKQ CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-4215970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 NORTH LASALLE STREET, SUITE 3300, CHICAGO, IL	60602
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐ No  ☒

At October 30, 2008, the registrant had issued and outstanding an aggregate of 139,790,781 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and equivalents	$97,689	$74,241
Receivables, net	136,553	125,572
Inventory	331,028	320,238
Deferred income taxes	18,022	18,809
Prepaid income taxes	4,630	6,344
Prepaid expenses	8,472	8,088
Total Current Assets	596,394	553,292

Property and Equipment, net	241,093	217,059
Intangibles:
Goodwill	910,200	825,881
Other intangibles, net	72,194	74,951
Other Assets	28,290	21,472
Total Assets	$1,848,171	$1,692,655

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$60,488	$68,871
Accrued expenses:
Accrued payroll-related liabilities	34,788	27,542
Other accrued expenses	44,009	45,630
Deferred revenue	5,203	4,844
Current portion of long-term obligations	19,425	16,936
Total Current Liabilities	163,913	163,823

Long-Term Obligations, Excluding Current Portion	623,028	641,526
Deferred Income Tax Liability	35,992	25,607
Other Noncurrent Liabilities	11,184	11,922

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 138,659,781 and 134,149,066 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,387	1,341
Additional paid-in capital	779,545	705,778
Retained earnings	228,974	142,039
Accumulated other comprehensive income	4,148	619
Total Stockholders’ Equity	1,014,054	849,777
Total Liabilities and Stockholders’ Equity	$1,848,171	$1,692,655

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$490,701	$243,495	$1,467,001	$712,091

Cost of goods sold	274,786	135,038	808,064	391,455

Gross margin	215,915	108,457	658,937	320,636

Facility and warehouse expenses	48,479	26,188	136,783	76,432

Distribution expenses	46,636	23,803	136,731	68,191

Selling, general and administrative expenses	60,929	29,107	186,791	85,969

Restructuring expenses	2,400	—	6,723	—

Depreciation and amortization	7,513	3,768	22,029	10,549

Operating income	49,958	25,591	169,880	79,495

Other expense (income):
Interest expense, net	8,192	2,241	26,904	6,067
Other expense (income), net	1	(468)	(719)	(1,143)

Total other expense	8,193	1,773	26,185	4,924

Income before provision for income taxes	41,765	23,818	143,695	74,571

Provision for income taxes	16,697	9,259	56,760	30,202

Net income	$25,068	$14,559	$86,935	$44,369

Net income per share:
Basic	$0.18	$0.13	$0.64	$0.41

Diluted	$0.18	$0.13	$0.62	$0.39

Weighted average common shares outstanding:
Basic	136,585	109,326	135,481	107,678

Diluted	141,190	115,111	140,458	113,237

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,935	$44,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,998	10,933
Stock-based compensation expense	4,133	2,386
Deferred income taxes	9,375	4,576
Excess tax benefit from exercise of stock options	(8,192)	(12,150)
Other adjustments	2,221	(94)
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(5,738)	(8,464)
Inventory	(5,675)	(21,853)
Prepaid income taxes/income taxes payable	9,733	5,299
Accounts payable	(9,798)	907
Other operating assets and liabilities	(1,678)	5,598

Net cash provided by operating activities	105,314	31,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,212)	(26,095)
Proceeds from disposal of assets	1,993	417
Purchases of investment securities	—	(5,885)
Cash used in acquisitions, net of cash acquired	(40,258)	(55,705)

Net cash used in investing activities	(80,477)	(87,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,722	8,341
Proceeds from the sale of common stock	—	349,529
Repurchase and retirement of redeemable common stock	—	(1,125)
Excess tax benefit from exercise of stock options	8,192	12,150
Debt issuance costs	(219)	(206)
Repayments of long-term debt	(13,659)	(3,524)
Net repayments under line of credit	—	(88,169)

Net cash (used in) provided by financing activities	(964)	276,996

Effect of exchange rate changes on cash and equivalents	(425)	74

Net increase in cash and equivalents	23,448	221,309

Cash and equivalents, beginning of period	74,241	4,031
Cash and equivalents, end of period	$97,689	$225,340

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$25	$1,449
Stock issued in connection with business acquisitions	60,041	—
Cash paid for income taxes, net of refunds	37,508	20,111
Cash paid for interest	27,619	7,148

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

					Accumulated
	Common Stock				Other	Total
	Shares		Additional	Retained	Comprehensive	Stockholders’
	Issued	Amount	Paid-In Capital	Earnings	Income	Equity

BALANCE, December 31, 2007	134,149	$1,341	$705,778	$142,039	$619	$849,777

Net income	—	—	—	86,935	—	86,935

Unrealized loss on pension plan, net of tax of $195	—	—	—	—	(305)	(305)

Unrealized gain on change in fair value of interest rate swap agreements, net of tax of $3,031	—	—	—	—	4,740	4,740

Foreign currency translation	—	—	—	—	(906)	(906)

Total comprehensive income	—	—	—	—	—	90,464

Stock issued in business acquisition	2,919	29	60,012	—	—	60,041

Share price guarantee payment	—	—	(3,275)	—	—	(3,275)

Stock issued as director compensation	5	1	90	—	—	91

Stock-based compensation expense	—	—	3,519	—	—	3,519

Activity related to restricted stock awards	190	2	521	—	—	523

Exercise of stock options, including related tax benefits of $8,192	1,397	14	12,900	—	—	12,914

BALANCE, September 30, 2008	138,660	$1,387	$779,545	$228,974	$4,148	$1,014,054

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

Note 2.  Financial Statement Information

Revenue Recognition

Revenue is recognized when products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $10.0 million and $7.5 million at September 30, 2008 and December 31, 2007, respectively.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $5.5 million and $4.3 million at September 30, 2008 and December 31, 2007, respectively.

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

Salvage products	$136,689	$111,775
Aftermarket and refurbished products	187,628	201,408
Core facilities inventory	6,711	7,055

	$331,028	$320,238

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired), and other specifically identifiable intangible assets such as the tradename acquired in connection with our acquisition of Keystone Automotive Industries, Inc. (“Keystone”) in the fourth quarter of 2007, covenants not to compete and trademarks.

The change in the carrying amount of goodwill during the nine months ended September 30, 2008 is as follows (in thousands):

Balance as of December 31, 2007	$825,881
Adjustment of previously recorded goodwill	10,309
Exchange rate effects	(1,659)
Business acquisitions	75,669

Balance as of September 30, 2008	$910,200

We adjusted previously recorded goodwill by $10.3 million.  These adjustments included $4.6 million of inventory valuation adjustments, $2.6 million of fixed asset valuation adjustments and $2.0 million of adjustments to the allowance for estimated returns, discounts and allowances, all of which related to the Keystone acquisition.  We made additional purchase price adjustments totaling $1.1 million relating to Keystone and other businesses acquired in the prior year.

Other intangible assets totaled approximately $72.2 million and $75.0 million, net of accumulated amortization of $4.1 million and $1.0 million, at September 30, 2008 and December 31, 2007, respectively.  Amortization expense was approximately $3.1 million during the nine months ended September 30, 2008. The expense for the corresponding 2007 period was immaterial. Estimated annual amortization expense is approximately $4.0 million for each of the years 2008 through 2012.

Depreciation Expense

Included in Cost of Goods Sold is depreciation expense associated with refurbishing and smelting operations.

Warranty Reserve

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during the first nine months of 2008 was as follows (in thousands):

Balance as of January 1, 2008	$580
Warranty expense	2,818
Warranty claims	(2,858)
Balance as of September 30, 2008	$540

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

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Stock options	$1,205	$595	$3,519	$2,307
Restricted stock	183	—	523	—
Stock issued in lieu of quarterly cash compensation for non-employee directors	30	31	91	79

Total stock-based compensation expense	$1,418	$626	$4,133	$2,386

The following table sets forth the total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Cost of goods sold	$3	$4	$10	$10
Facility and warehouse expenses	514	245	1,501	713
Selling, general and administrative expenses	901	377	2,622	1,663
	1,418	626	4,133	2,386

Income tax benefit	(567)	(244)	(1,633)	(930)
Total stock based compensation expense, net of tax	$851	$382	$2,500	$1,456

We have not capitalized any stock-based compensation cost during the nine months ended September 30, 2008 and 2007.  As of September 30, 2008, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	Total

Remainder of 2008	$1,148	$183	$1,331
2009	4,570	727	5,297
2010	4,209	727	4,936
2011	3,369	727	4,096
2012	2,447	727	3,174
2013	85	22	107

Total unrecognized compensation expense	$15,828	$3,113	$18,941

Segments

During the third quarter of 2008, we commenced a reorganization of our vehicle replacement products operations into ten operating segments, combining our wholesale recycled original equipment manufacturer (“OEM”) products and aftermarket products on a geographic basis, with a separate operating segment for our self-service retail OEM products and one for our refurbishing operations. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution.

The following table sets forth our revenue by product category (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Recycled and related products and services	$174,679	$139,673	$488,966	$397,898
Aftermarket, other new and refurbished products	230,328	57,750	746,618	179,816
Other	85,694	46,072	231,417	134,377

	$490,701	$243,495	$1,467,001	$712,091

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123R. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

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

On March 4, 2008, in connection with the acquisition of Texas Best Diesel, L.P., we issued 838,073 shares of our common stock.

On August 25, 2008, in connection with the acquisition of Pick-Your-Part Auto Wrecking (“PYP”), we issued 2,080,561 shares of our common stock.

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

A summary of transactions in our stock-based compensation plans for the nine months ended September 30, 2008 is as follows:

	Restricted		Stock Options
	Shares and			Weighted
	Options	Restricted		Average
	Available	Shares	Number	Exercise
	For Grant	Outstanding	Outstanding	Price

Balance, December 31, 2007	6,852,680	—	11,032,102	$5.06

Granted	(1,617,250)	190,000	1,427,250	19.19
Exercised	—	—	(1,397,266)	3.38
Cancelled	98,690	—	(98,690)	16.61

Balance, September 30, 2008	5,334,120	190,000	10,963,396	$7.01

The following table summarizes information about outstanding and exercisable stock options at September 30, 2008:

		Outstanding			Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Yrs)	Price	Shares	Life (Yrs)	Price

$0.75	158,000	2.3	$0.75	158,000	2.3	$0.75
2.00 - 2.19	1,108,170	3.9	2.09	1,108,170	3.9	2.09
3.13 - 3.99	1,819,900	3.3	3.47	1,724,300	3.2	3.47
4.16 - 4.72	4,223,286	5.9	4.44	3,966,901	5.9	4.44
7.56 - 7.60	246,000	7.0	7.59	243,600	7.0	7.59
9.33 - 12.42	1,954,840	7.8	10.04	870,860	7.8	10.14
18.87 - 22.58	1,453,200	9.3	19.17	141,970	9.3	19.12

	10,963,396	6.1	$7.01	8,213,801	5.3	$4.80

At September 30, 2008, a total of 10,915,758 options with an average exercise price of $6.98 and a weighted average remaining contractual life of 6.0 years were exercisable or expected to vest. The total grant-date fair value of options that vested during the nine months ended September 30, 2008 was approximately $3.4 million.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at September 30, 2008 is $109.2 million, $109.1 million and $100.0 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $16.97 on September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of our common stock. The total intrinsic value of stock options exercised was $22.4 million during the nine months ended September 30, 2008. There were 2,788,310 stock options exercised during the nine months ended September 30, 2007 with an intrinsic value of $33.0 million.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Senior secured debt financing facility:
Term loans payable	$640,121	$650,252
Revolving credit facility	—	—
Notes payable to individuals in monthly installments through November 2010, interest at 3.5% to 10.0%	2,332	8,210
	642,453	658,462
Less current maturities	(19,425)	(16,936)

	$623,028	$641,526

We obtained a senior secured debt financing facility (“Credit Agreement”) from Lehman Brothers Inc. (“Lehman”) and Deutsche Bank Securities, Inc. (“Deutsche Bank”) on October 12, 2007, which was amended on October 26, 2007. The Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provides for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, (ii) for a swing line credit facility of $25 million under the $100 million revolving credit facility, and (iii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate and provided further that no existing lender is required to make its pro rata share of any such additions or increases without its consent. Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts that began in the first quarter of 2008, with the balance payable in full on October 12, 2013. Amounts due under each revolving credit facility will be due and payable October 12, 2013.  We are also required to prepay the term loan facilities upon the sale of certain assets, upon the incurrence of certain debt, upon receipt of certain insurance and condemnation proceeds, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio.

As of September 30, 2008, we had no borrowings on our $115 million revolving credit facility. Availability on the revolving credit facility is reduced by outstanding letters of credit totaling approximately $22 million. Lehman Commercial Paper Inc. (“LCP”) filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on October 5, 2008. LCP accounts for $15 million of revolver funding commitment and serves as our swing line lender. Accordingly, we no longer believe this $15 million revolver commitment is available, so in effect our availability on the line has been reduced to $78 million. Our ability to access the swing line credit facility is also uncertain as a result of the bankruptcy filing. We believe that the LCP bankruptcy will not have a material adverse effect on our liquidity.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, including compliance with the required senior secured debt ratio.  We were in compliance with all restrictive covenants as of September 30, 2008.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates on borrowings outstanding against the Company’s senior secured credit facility at September 30, 2008 and December 31, 2007 were 4.91% and 7.53%, respectively. Borrowings against the senior secured credit facility totaled $640.1 million and $650.3 million at September 30, 2008 and December 31, 2007, respectively, of which $17.4 million and $10.0 million are classified as current maturities, respectively.

The weighted average interest rate at September 30, 2008 includes the effect of the following interest rate swap agreements, which we entered into in March 2008 and September 2008 in order to hedge a portion of the variable interest rate risk on our variable rate term loans:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate

$200,000,000	April 14, 2008	April 14, 2011	2.74%
$50,000,000	April 14, 2008	April 14, 2010	2.43%
$250,000,000	September 15, 2008	October 14, 2010	2.63%

Beginning on the effective dates of the interest rate swap agreements, we will, on a monthly basis through the maturity date, pay the fixed interest rate and receive a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount.  The interest rate swap agreements qualify as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).  As of September 30, 2008, the fair market value of these market contracts was approximately $7.8 million. The fair market value of the interest rate swaps is subject to changes in value due to changes in interest rates. Hedge ineffectiveness for the nine months ended September 30, 2008 was immaterial.

Note 6. Commitments and Contingencies

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at September 30, 2008 are as follows (in thousands):

Three months ended December 31, 2008	$12,805
Years ended December 31:
2009	45,282
2010	37,560
2011	29,869
2012	23,784
2013	18,761
Thereafter	54,094

$222,155

Litigation and Related Contingencies

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint under Section 337 of the Tariff Act of 1930 with the United States International Trade Commission (“USITC”) against Keystone and five other named Respondents, including four Taiwan-based manufacturers (collectively, the “F-150 Respondents”). On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint contended that the F-150 Respondents infringed 14 design patents covering eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing the F-150 Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford’s Amended Complaint. The USITC’s Notice of Investigation was published in the Federal Register on January 4, 2006.

On January 23, 2006, the F-150 Respondents filed their Response to the Complaint and Notice of Investigation. In the Response, the F-150 Respondents denied, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. The F-150 Respondents further asserted several affirmative defenses. In interlocutory rulings, the Administrative Law Judge (“ALJ”) struck the F-150 Respondents’ affirmative defenses of patent exhaustion, permissible repair, license and patent misuse and the affirmative defense that each of the patents is invalid for failure to comply with the ornamentality requirement of 35 U.S.C.§171. Additionally, the ALJ granted Ford’s request to drop four patents from the investigation. A hearing before the ALJ took place the last week of August 2006.

On December 4, 2006, the ALJ issued an Initial Determination upholding seven of Ford’s design patents and declaring the remaining three design patents to be invalid. Both Ford and the F-150 Respondents petitioned the USITC to review and set aside portions of the ALJ’s Initial Determination. The F-150 Respondents’ petition also sought review of the ALJ’s interlocutory rulings concerning certain of their affirmative defenses. On March 20, 2007, the USITC decided not to review the ALJ’s Initial Determination.

On June 6, 2007, the USITC issued its Notice of Final Determination. The Notice of Final Determination denied the F-150 Respondents’ petition for reconsideration and their motion for leave to supplement their petition. In addition, the USITC issued a general exclusion order prohibiting the importation of certain automotive parts found to infringe the seven Ford design patents found valid. The USITC’s decision became final on August 6, 2007 upon the expiration without action of the 60-day Presidential review period.  On May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals. On August 23, 2007, the F-150 Respondents filed a Notice of Appeal with the United States Federal Court of Appeals. The appeals were consolidated, and the parties have submitted their respective briefs to the appellate court.

On May 2, 2008, Ford filed with the USITC another complaint under section 337 of the Tariff Act of 1930. The complaint alleges that LKQ Corporation, Keystone Automotive Industries, Inc., and six other entities (collectively, the “Mustang Respondents”) import and sell certain automotive parts relating to the 2005 Ford Mustang that infringe eight Ford design patents. On May 29, 2008, the USITC issued a Notice of Investigation based on Ford’s complaint. The USITC’s Notice of Investigation was published in the Federal Register on June 5, 2008. On June 23, 2008, the Mustang Respondents filed their Response to the Complaint and Notice of Investigation. In the Response, the Mustang Respondents denied, among other things, that any of the Ford design patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. The Mustang Respondents further asserted several affirmative defenses. The parties are conducting discovery. The USITC has set September 7, 2009 as the target date for completion of the investigation.

We will continue to vigorously defend the December 2005 action and the May 2008 action. At the time the exclusion order was issued in the December 2005 action, the parts that were subject to the order comprised only a minimal amount of our sales. Similarly, the parts that relate to the May 2008 action comprise only a minimal amount of our sales. However, as such parts become incorporated into more vehicles over time, it is likely that the amount of our sales of such parts will increase or would have increased substantially. If the design patents in question are ultimately upheld as valid and infringed, it is not anticipated that the loss of sales of these parts over time will be materially adverse to our financial position, results of operations or cash flows. However, depending upon the nature and extent of any adverse ruling, auto manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of their models, which over time could have a material adverse impact on the entire aftermarket parts industry.

We also have certain other contingent liabilities resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We believe that the probable resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 7.  Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$25,068	$14,559	$86,935	$44,369

Denominator for basic earnings per share-Weighted-average shares outstanding	136,585	109,326	135,481	107,678
Effect of dilutive securities:
Stock options	4,587	5,785	4,868	5,559
Restricted stock	18	—	109	—
Denominator for diluted earnings per share-Adjusted weighted-average shares outstanding	141,190	115,111	140,458	113,237

Earnings per share, basic	$0.18	$0.13	$0.64	$0.41

Earnings per share, diluted	$0.18	$0.13	$0.62	$0.39

The following chart sets forth the number of employee stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Antidilutive securities:
Stock options	1,460	31	1,460	894

Note 8.  Business Combinations

During the nine month period ended September 30, 2008, we acquired a 100% interest in each of four businesses (three in the recycled OEM parts business and one wheel polishing business) including on August 25, 2008, PYP, an auto recycler with nine recycling locations in California, and on March 4, 2008, Texas Best Diesel, L.P., a recycled OEM heavy truck parts business.  The acquisitions enabled us to expand our presence in an existing market and also become a provider of recycled OEM heavy truck parts.  The aggregate consideration for these businesses totaled approximately $41.6 million in cash, net of cash acquired, and $60.0 million in stock issued.  The cash consideration for PYP included a $3.3 million contingent payment to the former owners based on a share price guarantee for shares sold in the market during the month following the acquisition date.  The guarantee period was closed as of September 30, 2008, and we do not anticipate any further payments to the former owners of PYP.  As the payment was based on a contingency involving share prices, the $3.3 million has not been included in the cost of the acquired entity for purchase accounting but instead reduced additional paid-in capital.  We expect to receive a refund of a portion of the purchase price during the fourth quarter resulting from a working capital adjustment.

During the nine month period ended September 30, 2007, we acquired a 100% interest in each of eight businesses (five in the recycled OEM products business, two in the aftermarket products business and one that refurbishes and distributes head lamps and tail lamps) for an aggregate of $52.2 million in cash and $1.4 million in notes issued. The acquisitions enabled us to expand our presence in existing markets, serve new market areas and become a provider of refurbished head lamps and tail lamps.

On October 12, 2007, we completed our acquisition of 100% of the outstanding common stock of Keystone. The acquisition of Keystone enabled us to become the largest nationwide provider of aftermarket collision replacement products and refurbished bumper covers and wheels. During the nine months ended September 30, 2007, we incurred $1.5 million in direct costs associated with the acquisition.  In September 2008, we received a refund of approximately $1.3 million of the purchase price for an overpayment on Keystone shares at the acquisition date.

The acquisitions are being accounted for under the purchase method of accounting and are included in our financial statements from the dates of acquisition.  The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with acquisitions made subsequent to September 30, 2007, the purchase price allocations are preliminary as we are in the process of determining the following: 1) whether any operations acquired will be closed or combined with existing operations; 2) valuation amounts for certain of the inventories and fixed assets acquired and the fair value of liabilities assumed; and 3) the final estimation of the tax basis of the entities acquired. During the nine months ended September 30, 2008, we made adjustments to the preliminary purchase price allocations to finalize the inventory and fixed asset valuations, reserve balances and the estimated tax basis for certain of the businesses acquired in 2007. These adjustments increased goodwill related to these 2007 acquisitions by approximately $10.3 million.

The purchase price allocations for acquisitions completed and adjustments made to preliminary purchase price allocations during the nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	2008	2007

Receivables, net	$5,645	$3,062
Inventory	5,912	9,546
Prepaid expenses and other assets	493	314
Property and equipment	6,797	8,927
Goodwill	85,978	34,922
Current liabilities assumed	(7,548)	(2,776)
Deferred taxes	1,195	—
Purchase price payable in subsequent period	—	(190)
Notes issued	(25)	(1,449)
Stock issued (See Note 3)	(60,041)	—
Long-term obligations assumed	(1,423)	(118)
Payment of prior year purchase price payable	—	1,956

Cash used in acquisitions, net of cash acquired	$36,983	$54,194

We recorded goodwill of $86.0 million during the nine month period ended September 30, 2008, of which $75.7 million is expected to be deductible for income tax purposes. Of the $34.9 million of goodwill recorded during the nine month period ended September 30, 2007, $12.9 million is expected to be deductible for income tax purposes.

The following pro forma summary presents the effect of the businesses acquired during 2008 and 2007 as though the businesses had been acquired as of January 1, 2007 and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue as reported	$490,701	$243,495	$1,467,001	$712,091
Revenue of purchased businesses for the period prior to acquisition:
Keystone, net of eliminations	—	174,212	—	553,271
Other acquisitions	25,316	36,026	105,527	121,760
Pro forma revenue	$516,017	$453,733	$1,572,528	$1,387,122

Net income as reported	$25,068	$14,559	$86,935	$44,369
Net income of purchased businesses for the period prior to acquisition, including adjustments for interest and amortization:
Keystone	—	(2,869)	665	(118)
Other acquisitions	2,235	753	9,434	3,370
Pro forma net income	$27,303	$12,443	$97,034	$47,621

Earnings per share-basic, as reported	$0.18	$0.13	$0.64	$0.41
Effect of purchased businesses for the period prior to acquisition:
Keystone	—	(0.03)	—	—
Other acquisitions	0.02	0.01	0.07	0.02
Pro forma earnings per share-basic	$0.20	$0.11	$0.71	$0.43

Earnings per share-diluted, as reported	$0.18	$0.13	$0.62	$0.39
Effect of purchased businesses for the period prior to acquisition:
Keystone	—	(0.03)	—	—
Other acquisitions	0.01	0.01	0.06	0.02
Pro forma earnings per share-diluted	$0.19	$0.11	$0.68	$0.41

Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. Revenue between LKQ and Keystone has been eliminated. The unaudited pro forma supplemental information also includes purchase accounting adjustments (including a $2.9 million increase in Keystone’s reported cost of goods sold during the nine months ended September 30, 2007, resulting from a write-up of Keystone inventory to fair value), adjustments to depreciation on acquired property and equipment, amortization expense associated with the Keystone tradename, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 9. Restructuring and Integration Costs

We have undertaken certain restructuring activities in connection with our October 2007 acquisition of Keystone. The restructuring activities primarily include reductions in staffing levels resulting from the elimination of duplicative functions and staffing and the closure of excess facilities resulting from overlap with existing LKQ facilities. To the extent these restructuring activities are associated with Keystone operations, they are being accounted for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Restructuring activities associated with our existing operations are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.”

In connection with the Keystone restructuring activities, as part of the cost of the acquisition, we established reserves as detailed below. Upon finalization of restructuring plans or settlement of obligations for less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill.  Any additional reserves required after the close of the purchase accounting period will be recorded through charges to restructuring expense.  Accrued acquisition expenses are included in accrued expenses in the accompanying Unaudited Consolidated Condensed Balance Sheets.

The changes in accrued acquisition expenses directly related to the Keystone acquisition during 2007 and the nine months ended September 30, 2008 are as follows (in thousands):

	Severance Related Costs	Excess Facility Costs	Other	Total

Reserves established	$11,233	$2,823	$488	$14,544
Payments	(1,727)	(85)	(488)	(2,300)

Balance at December 31, 2007	9,506	2,738	—	12,244

Reserves adjusted	(800)	(700)	—	(1,500)
Payments	(7,524)	(462)	—	(7,986)

Balance at September 30, 2008	$1,182	$1,576	$—	$2,758

Severance related costs are expected to be paid through 2009. The excess facility costs are expected to be paid over the remaining terms of the leases through 2013.

Restructuring and integration costs associated with our operations of $2.4 million and $6.7 million are included in Restructuring expenses on the accompanying Unaudited Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2008, respectively. These charges include costs to move inventory between facilities, migrate systems, and standardize processes and procedures totaling $1.8 million and $4.7 million for the three and nine months ended September 30, 2008, respectively. We also recognized costs associated with the closure of existing facilities due to overlap with acquired Keystone locations of $0.6 million and $2.0 million for the three and nine months ended September 30, 2008, respectively.

We have established a reserve for the costs related to the closure of existing facilities.  The other restructuring charges are generally expensed and paid in the same reporting period.  The changes in accrued restructuring expenses for the nine months ended September 30, 2008 are as follows (in thousands):

Excess Facility Costs

Balance at December 31, 2007	$—

Reserves established	2,047
Payments	(599)

Balance at September 30, 2008	$1,448

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

We use the market approach to value our financial assets and liabilities, and there were no changes in valuation techniques during the nine months ended September 30, 2008.  The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Balance as of September 30,	Fair Value Measurements as of September 30, 2008
	2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$68,492	$68,492	$—	$—
Interest rate swaps	7,771	—	7,771	—
Cash surrender value of life insurance	4,665	—	4,665	—

Total Assets	$80,928	$68,492	$12,436	$—

Liabilities:
Deferred compensation liabilities	$4,137	$—	$4,137	$—

Total Liabilities	$4,137	$—	$4,137	$—

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

Our effective tax rate for the nine months ended September 30, 2008 was 39.5% compared with 40.5% for the comparable prior year period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide replacement systems, components, and parts needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily four sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; recycled products originally produced by OEMs, which we refer to as recycled OEM products; and OEM products that have been refurbished. We participate in the markets for recycled OEM products, as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the vehicle repair market. We also refurbish and sell bumpers, wheels, head lamps and tail lamps.

We are the largest nationwide provider of recycled OEM products and related services, with sales, processing, and distribution facilities that reach most major markets in the United States. In October 2007, we acquired Keystone Automotive Industries, Inc., the nation’s leading distributor of aftermarket collision parts. As a result, we are the largest nationwide provider of aftermarket collision replacement products, and refurbished bumper covers and wheels. We believe there are opportunities for growth in both product lines through acquisitions and internal development.

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the risk factors enumerated in Item 1A in our 2007 Annual Report on Form 10-K filed with the SEC on February 29, 2008, and the updates to Item 1A included in Part II of our Quarterly Reports on Form 10-Q filed subsequently.  Due to these risk factors, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

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

In the first nine months of 2008, we acquired four businesses (three in the recycled OEM parts business and one wheel polishing business). In October 2008, we acquired two additional recycled OEM heavy truck parts businesses.  The 2008 business acquisitions enabled us to expand our presence in an existing market and become a provider of recycled OEM heavy truck parts.

Sources of Revenue

Since 2005, our revenue from the sale of vehicle replacement products and related services, and since February 2008, heavy truck parts, has ranged between 81% and 89% of our total revenue, of which between 5% and 13% of our total revenue has come from our self-service facilities. We sell the majority of our vehicle replacement products to collision repair shops and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. We also sell damaged vehicles to vehicle repairers. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance companies services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket and refurbished products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

Since 2005, approximately 11% to 19% of our revenue has been obtained from other sources. These include bulk sales to mechanical remanufacturers, scrap sales, and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEM’s and other companies that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Our revenue from other sources has increased since 2004 primarily due to our obtaining an aluminum smelter through a business acquisition in 2006, higher scrap sales from our recycle and wheel operations, and higher bulk sales of certain products.  Subsequent to September 30, 2008, scrap metal prices have fallen significantly, which will have a negative effect on our revenue (Item 3 of this Quarterly Report on Form 10-Q provides further description of this price risk).

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

In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory to fill a customer order, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2005, the revenue from brokered products that we sell to our customers has ranged from 2% to 6% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at September 30, 2008 was approximately $5.5 million, which represents 3.9% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2007 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.2 million. For our vehicle replacement parts operations, our exposure to uncollectible accounts receivable is generally limited because the majority of our sales are to a large number of small customers that are geographically dispersed. We also have certain customers in our vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through credit approvals, credit limits, and monitoring policies.

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

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are primarily established using a discounted cash flow methodology, supported by comparative market multiples where appropriate. As of September 30, 2008, we had $910.2 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments in future periods, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2007. A 10% decrease in the fair value estimates used in the fourth quarter of 2007 impairment test would not have changed this determination.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $1.2 million and $0.7 million at September 30, 2008 and December 31, 2007, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Only those positions that meet the more-likely-than-not recognition threshold may be recognized in the financial statements. We recognize interest accrued relating to unrecognized tax benefits in our income tax expense. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Under existing GAAP, changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals we make are generally recognized in the period they are determined. Under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies and income taxes of acquired businesses will be recorded in earnings in the period the changes are determined after the effective date of SFAS 141R. See “Recent Accounting Pronouncements” for further discussion of SFAS 141R.

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

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141R, which requires companies to, among other things, recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. SFAS 141R also requires that acquisition-related expenses be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. SFAS 141R will be effective on January 1, 2009 and will change our accounting for business combinations upon adoption. We are currently assessing the impact that the adoption of SFAS 141R will have on our consolidated financial position, results of operations and cash flows.

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

Segment Reporting

Over 95% of our operations are conducted in the U.S. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. In May and July 2007, we acquired two recycled OEM products businesses located in Canada. Keystone has bumper refurbishing operations in Mexico and two aftermarket products businesses in Canada. Revenue generated and properties located outside of the U.S. are not material. We manage our operations geographically. During the third quarter of 2008, we commenced a reorganization of our vehicle replacement products operations into ten operating segments, combining our wholesale recycled OEM products and aftermarket products on a geographic basis, with a separate operating segment for our self-service retail OEM products and one for our refurbishing operations. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our vehicle replacement products operations account for over 94% of our revenue, earnings, and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.0%	55.5%	55.1%	55.0%
Gross margin	44.0%	44.5%	44.9%	45.0%
Facility and warehouse expenses	9.9%	10.8%	9.3%	10.7%
Distribution expenses	9.5%	9.8%	9.3%	9.6%
Selling, general and administrative expenses	12.4%	12.0%	12.7%	12.1%
Restructuring expenses	0.5%	—	0.5%	—
Depreciation and amortization	1.5%	1.5%	1.5%	1.5%
Operating income	10.2%	10.5%	11.6%	11.2%
Other expense, net	1.7%	0.7%	1.8%	0.7%
Income before provision for income taxes	8.5%	9.8%	9.8%	10.5%
Net income	5.1%	6.0%	5.9%	6.2%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. Our revenue increased 101.5% to $490.7 million for the three month period ended September 30, 2008, from $243.5 million for the comparable period of 2007. The increase in revenue was primarily due to business acquisitions, in particular Keystone.  In addition, our operations other than Keystone had a higher volume of product sales in the third quarter of 2008 compared to the same period in the prior year.  Also, we processed a higher volume of vehicles in the period, which resulted in higher revenue from processing fees and from the sale of scrap and other commodities derived from the dismantling process.  Since the October 2007 acquisition of Keystone, we have been integrating the sale and distribution of our pre-existing aftermarket, wheel and reconditioned light product offerings with Keystone and with our recycled parts in more locations in order to provide a wider selection of products to our customers. Organic revenue growth was approximately 12.4% in the three month period ended September 30, 2008, and was calculated assuming we had owned Keystone in the three month period ended September 30, 2007. The integration of our pre-existing aftermarket and wheel operations with Keystone prevents us from measuring revenue growth between Keystone and our pre-existing businesses since the acquisition.

Cost of Goods Sold. Our cost of goods sold increased 103.5% to $274.8 million in the three month period ended September 30, 2008, from $135.0 million in the comparable period of 2007. The increase in cost of goods sold was primarily due to increased volume of products sold. Our acquisition of Keystone accounted for a majority of the increase.  As a percentage of revenue, cost of goods sold increased from 55.5% to 56.0%. This increase as a percentage of revenue was primarily due to higher sales volumes of aftermarket products that traditionally have seasonally weaker margins during the summer.

Gross Margin. Our gross margin increased 99.1% to $215.9 million in the three month period ended September 30, 2008, from $108.5 million in the comparable period of 2007. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 44.5% to 44.0%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 85.1% to $48.5 million in the three month period ended September 30, 2008, from $26.2 million in the comparable period of 2007. Our facility and warehouse expenses increased primarily due to $10.7 million in higher wages and fringe benefits resulting from increased headcount and stock option expenses for field personnel and $9.5 million related to higher facility and equipment rent, property taxes, repairs and maintenance, utilities and supplies. Our acquisition of Keystone accounted for a majority of the increase, while our acquisition of Pick Your Part Auto Wrecking in August 2008 contributed $3.7 million to the increase. As a percentage of revenue, facility and warehouse expenses decreased from 10.8% to 9.9%, as we achieved greater leverage from combining Keystone with our existing LKQ operations.

Distribution Expenses. Distribution expenses increased 95.9% to $46.6 million in the three month period ended September 30, 2008, from $23.8 million in the comparable period of 2007. Our distribution expenses increased primarily due to $10.6 million of higher wage and benefit costs from an increase in the number of employees, higher fuel costs of $5.7 million, higher truck rentals and repairs of $2.7 million, and higher third party freight of $2.4 million. Our acquisition of Keystone accounted for the majority of the increases. As a percentage of revenue, our distribution expenses decreased from 9.8% to 9.5%.  This reduction is primarily attributable to lower employee costs as a percentage of revenue resulting from combining Keystone with our existing LKQ operations, partially offset by higher fuel costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 109.3% to $60.9 million in the three month period ended September 30, 2008, from $29.1 million in the comparable period of 2007. The majority of the expense increase was a result of an increase in labor and labor-related expenses of $21.8 million due primarily to higher sales commission expenses and increased headcount. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. Our remaining selling, general and administrative expenses increased due primarily to higher professional fees of $2.1 million, higher telephone expense of $1.6 million, higher bad debt expense of $1.0 million, and higher advertising and promotion of $1.6 million. Our acquisition of Keystone accounted for a majority of the increases. As a percentage of revenue our selling, general, and administrative expenses increased from 12.0% to 12.4%.  This increase as a percentage of revenue is primarily attributable to the mix of product sales.  Aftermarket products, which became a larger portion of our business with the Keystone acquisition, have higher selling costs as a percentage of revenue than our recycled products.

Restructuring Expenses.  Restructuring expenses totaled $2.4 million in the three month period ended September 30, 2008. We had no restructuring expenses in the comparable period of 2007. The restructuring expenses are the result of our integration of Keystone and pre-existing LKQ operations, and include LKQ facility closure costs and moving expenses of $1.4 million, professional fees of $0.6 million and $0.4 million of severance, relocation and other costs for LKQ employees.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 111.4% to $8.2 million in the three month period ended September 30, 2008, from $3.9 million in the comparable period of 2007. Our acquisition of Keystone accounted for the majority of the increase in depreciation and amortization expense, including $0.9 million of amortization of the Keystone trade name.

Operating Income. Operating income increased 95.2% to $50.0 million in the three month period ended September 30, 2008 from $25.6 million in the comparable period of 2007. As a percentage of revenue, operating income decreased from 10.5% to 10.2%.  Operating income for the three month period ended September 30, 2008 included a 0.5% reduction from restructuring expenses.

Other (Income) Expense.  Total other expense, net increased 362.1% to $8.2 million for the three month period ended September 30, 2008, from $1.8 million for the comparable period of 2007.  Net interest expense increased 265.6% to $8.2 million for the three month period ended September 30, 2008, from $2.2 million for the comparable period of 2007.  Our average bank borrowings were approximately $500.0 million higher at September 30, 2008 as compared to September 30, 2007, due primarily to the Keystone acquisition.  Other income decreased $0.5 million to $0.0 million in the three month period ended September 30, 2008. Included in other income in the three month period ended September 30, 2007 is approximately $0.4 million of proceeds recognized from a corporate-owned life insurance policy.  We use corporate-owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. As a percentage of revenue, net other expense increased from 0.7% to 1.7%.

Provision for Income Taxes. The provision for income taxes increased 80.3% to $16.7 million in the three month period ended September 30, 2008, from $9.3 million in the comparable period of 2007, due primarily to improved operating results. Our effective tax rate was 40.0% in 2008 and 38.9% in 2007. The increase in our effective income tax rate in 2008 was due primarily to a valuation allowance adjustment of $0.4 million for a state net operating loss that is not expected to be realizable. Additionally, our 2007 effective rate was favorably impacted by the receipt of $0.4 million of nontaxable life insurance proceeds.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Our revenue increased 106.0% to $1,467.0 million for the nine month period ended September 30, 2008, from $712.1 million for the comparable period of 2007. The increase in revenue was primarily due to business acquisitions, in particular Keystone.  In addition, our operations other than Keystone had a higher volume of product sales in the nine month period ended September 30, 2008 compared to the same period in the prior year.  Also, we processed a higher volume of vehicles in the period, which resulted in higher revenue from processing fees and from the sale of scrap and other commodities derived from the dismantling process. Organic revenue growth was approximately 11.6% in the nine month period ended September 30, 2008, and was calculated assuming we had owned Keystone since January 1, 2007. The integration of our pre-existing aftermarket and wheel operations with Keystone prevents us from measuring revenue growth between Keystone and our pre-existing businesses since the acquisition.

Cost of Goods Sold. Our cost of goods sold increased 106.4% to $808.1 million in the nine month period ended September 30, 2008, from $391.5 million in the comparable period of 2007. The increase in cost of goods sold was primarily due to increased volume of products sold. Our acquisition of Keystone accounted for a majority of the increase.  As a percentage of revenue, cost of goods sold increased from 55.0% to 55.1%.

Gross Margin. Our gross margin increased 105.5% to $658.9 million in the nine month period ended September 30, 2008, from $320.6 million in the comparable period of 2007. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 45.0% to 44.9%.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 79.0% to $136.8 million in the nine month period ended September 30, 2008, from $76.4 million in the comparable period of 2007. Our facility and warehouse expenses increased primarily due to $29.7 million in higher wages and fringe benefits resulting from increased headcount and stock-based compensation expenses for field personnel, along with $26.0 million related to higher facility and equipment rent, property taxes, repairs and maintenance, utilities and supplies. Our acquisition of Keystone accounted for a majority of the increase. As a percentage of revenue, facility and warehouse expenses decreased from 10.7% to 9.3%, as we achieved greater leverage from combining Keystone with our existing LKQ operations.

Distribution Expenses. Distribution expenses increased 100.5% to $136.7 million in the nine month period ended

September 30, 2008, from $68.2 million in the comparable period of 2007.  Our distribution expenses increased due to higher wages and fringe benefits of $32.1 million primarily from an increase in the number of employees, and higher fuel costs of $16.6 million, higher truck rentals and repairs of $8.7 million, and higher third party freight of $7.2 million. Our acquisition of Keystone accounted for a majority of the increases. As a percentage of revenue, our distribution expenses decreased from 9.6% to 9.3%. This reduction is primarily attributable to lower employee costs as a percentage of revenue resulting from combining Keystone with our existing LKQ operations, partially offset by higher fuel costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 117.3% to $186.8 million in the nine month period ended September 30, 2008, from $86.0 million in the comparable period of 2007. The majority of the expense increase was a result of an increase in labor and labor-related expenses of $71.0 million due primarily to higher sales commission expenses and increased headcount. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. Our remaining selling, general and administrative expenses increased due primarily to higher professional fees of $6.7 million, higher telephone expense of $4.7 million, higher travel and related expenses of $3.6 million, higher bad debt expense of $3.1 million, and higher advertising and promotion of $4.0 million. Our acquisition of Keystone accounted for a majority of the increases. As a percentage of revenue our selling, general, and administrative expenses increased from 12.1% to 12.7%. This increase as a percentage of revenue is primarily attributable to the mix of product sales.  Aftermarket products, which became a larger portion of our business with the Keystone acquisition, have higher selling costs as a percentage of revenue than our recycled products.

Restructuring Expenses.  Restructuring expenses totaled $6.7 million in the nine month period ended September 30, 2008. We had no restructuring expenses in the comparable period of 2007. The restructuring expenses are the result of our integration of Keystone and pre-existing LKQ operations, and include facility closure costs and moving expenses of $4.9 million, professional fees of $0.9 million and $0.9 million of severance, relocation and other costs for LKQ employees.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 119.5% to $24.0 million in the nine month period ended September 30, 2008, from $10.9 million in the comparable period of 2007. Our acquisition of Keystone accounted for the majority of the increase in depreciation and amortization expense, including $2.8 million of amortization of the Keystone trade name.

Operating Income. Operating income increased 113.7% to $169.9 million in the nine month period ended September 30, 2008 from $79.5 million in the comparable period of 2007. As a percentage of revenue, operating income increased from 11.2% to 11.6%. Operating income for the nine month period ended September 30, 2008 included a 0.5% reduction from restructuring expenses.

Other (Income) Expense. Total other expense, net increased 431.8% to $26.2 million for the nine month period ended September 30, 2008, from $4.9 million for the comparable period of 2007.  The net interest expense component of other expense, net increased 343.4% to $26.9 million for the nine month period ended September 30, 2008, from $6.1 million for the comparable period of 2007.  Our average bank borrowings were approximately $527.0 million higher for the nine month period ended September 30, 2008 as compared to the comparable period of 2007, due primarily to acquisitions.  Other income was $0.7 million and $1.1 million in the nine month periods ended September 30, 2008 and 2007, respectively. Included in other income in the nine month period ended September 30, 2007 is approximately $0.9 million of proceeds recognized from corporate owned life insurance policies. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan.

Provision for Income Taxes. The provision for income taxes increased 87.9% to $56.8 million in the nine month period ended September 30, 2008, from $30.2 million in the comparable period of 2007, due primarily to improved operating results. Our effective tax rate was 39.5% in 2008 and 40.5% in 2007.  The decrease in our effective income tax rate in 2008 was due primarily to lower taxes on our Canadian operations as well as from the benefit of a state net operating loss that is now expected to be realizable.  These effects were partially offset by a valuation allowance adjustment recorded in the third quarter of 2008 for a state net operating loss that is not expected to be realizable and the settlement of a state tax audit. Our 2007 effective rate was impacted negatively by the enactment of a new income tax law in a state in which we operate. We reduced certain deferred tax assets and increased our income tax provision by approximately $0.6 million in 2007 as a result of this new law.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At September 30, 2008, we had $97.7 million in cash and cash equivalents and approximately $78.0 million available under our bank credit agreement ($115 million commitment less outstanding letters of credit of $22 million and excluding a $15 million commitment from Lehman Brothers Commercial Paper Inc. that is unlikely to be honored, as described below).  On September 25, 2007, we completed a public offering of 27.6 million shares of our common stock, with 23.6 million shares sold by us and 4.0 million shares sold by selling stockholders. We received approximately $349.5 million in net proceeds from the offering, after deducting the underwriting discount and expenses of the offering. We paid all amounts outstanding under our revolving credit facility at that time and temporarily invested the remaining proceeds in cash equivalents pending the acquisition of Keystone on October 12, 2007.

We obtained a senior secured debt financing facility (“Credit Agreement”) from Lehman Brothers Inc. (“Lehman”) and Deutsche Bank Securities, Inc. (“Deutsche Bank”) on October 12, 2007, which was amended on October 26, 2007. The Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S.

dollar revolving credit facility, and a $15 million dual currency facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provides for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, (ii) for a swing line credit facility of $25 million under the $100 million revolving credit facility, and (iii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate and provided further that no existing lender is required to make its pro rata share of any such additions or increases without its consent. Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts that began in the first quarter of 2008, with the balance payable in full on October 12, 2013. Amounts due under each revolving credit facility will be due and payable on October 12, 2013. We are also required to prepay the term loan facilities upon the sale of certain assets, upon the incurrence of certain debt, upon receipt of certain insurance and condemnation proceeds, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio.

Lehman Brothers Holdings Inc. and Lehman Commercial Paper Inc. (“LCP”) filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on September 15, 2008 and October 5, 2008, respectively. LCP is the administrative agent under our Credit Agreement and had committed to provide $15 million under the revolving credit facility that is a part of our Credit Agreement. Our ability to draw on that $15 million is uncertain as a result of the bankruptcy filing. LCP is also our swing line lender and in such capacity had committed to provide same day borrowing of swing line loans as part of our revolving credit facility. We have not borrowed any amounts under any swing line loans. Our ability to access this short term borrowing is uncertain as a result of the bankruptcy filing. However, we do not believe that any inability to draw on the $15 million revolving credit facility or to access our swing line facility will have a material adverse impact on us.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, including compliance with the required senior secured debt ratio. We were in compliance with all restrictive covenants as of September 30, 2008.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates on borrowings outstanding against the Company’s senior secured credit facility at September 30, 2008 (after giving effect to the interest rate swap contracts in force, described in Item 3 of this Quarterly Report on Form 10-Q) and December 31, 2007 were 4.91% and 7.53%, respectively, before debt issuance cost amortization. Borrowings against the senior secured credit facility totaled $640.1 million and $650.3 million at September 30, 2008 and December 31, 2007, respectively, of which $17.4 million and $10.0 million are classified as current maturities, respectively.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 34,900 and 106,600 wholesale salvage vehicles in the three month and nine month periods ended September 30, 2008, respectively, and 28,600 and 93,200 in the comparable periods of 2007, respectively. In addition, we acquired approximately 88,500 and 219,100 lower cost self-service and crush only vehicles in the three month and nine month periods ended September 30, 2008, respectively, and 48,400 and 145,700 in the comparable periods of 2007, respectively. Our purchases of aftermarket parts and wheels totaled approximately $117.3 million and $366.4 million in the three month and nine month periods ended September 30, 2008, respectively, and $25.0 million and $78.6 million in the comparable periods of 2007, respectively, with the increase principally due to our acquisition of Keystone.

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

Net cash provided by operating activities totaled $105.3 million for the nine month period ended September 30, 2008, compared to $31.5 million for the same period of 2007. Net income adjusted for non-cash items generated $126.7 million of cash in 2008, a $64.5 million increase over the same period of 2007. Working capital uses of cash, net of effects of purchase acquisitions, included increases in receivables and inventory, and decreases in accounts payable and other operating assets and liabilities, partially offset by a net cash inflow from income taxes. Receivables increased primarily due to increased revenue.  Inventory increased primarily due to increases in salvage inventory as we took advantage of favorable supplies at the salvage auctions, partially offset by a reduction in aftermarket inventory due primarily to seasonal fluctuations and the consolidation of LKQ’s former aftermarket operations with Keystone’s.  Accounts payable decreased primarily due to accelerating some of Keystone’s vendor payments in order to take advantage of discounts offered for earlier payment. Other operating assets and liabilities reduced cash primarily due to payments for severance. Income taxes represented a cash inflow in 2008 as the current provision exceeded estimated tax payments due for 2008.

Net cash used in investing activities totaled $80.5 million for the nine month period ended September 30, 2008, compared to $87.3 million for the same period of 2007. We invested $41.6 million of cash in four acquisitions in 2008 compared to $55.7 million for eight acquisitions in the comparable period of 2007. Net property and equipment and other long term asset purchases increased $14.5 million in 2008. Purchases of investment securities totaled $5.9 million in 2007 related to acquisitions of shares of Keystone Automotive Industries, Inc. prior to our acquisition of that company in October 2007.

Net cash used in financing activities totaled $1.0 million for the nine month period ended September 30, 2008, compared to $277.0 million provided by financing activities for the same period of 2007, which resulted primarily from the sale of common stock in September 2007. Exercises of stock options provided $4.7 million and $8.3 million in the nine month periods ended September 30, 2008 and 2007, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $8.2 million and $12.2 million in the nine month periods ended September 30, 2008 and 2007, respectively. Repayments of long-term debt obligations and line of credit borrowings totaled $13.7 million in 2008 and $91.7 million in 2007.  In the first quarter of 2007, we repurchased and retired 100,000 shares of redeemable common stock for $1.1 million pursuant to a call option that was issued in connection with a 2003 business acquisition.

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

We estimate that our capital expenditures for the full year 2008, excluding business acquisitions, will be approximately $65.0 million to $70.0 million. We expect to use these funds for several major facility expansions, purchases of machinery and equipment, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2008 will be in excess of $100.0 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2007 Annual Report on Form 10-K, filed with the SEC on February 29, 2008, and the updates to Item 1A included in Part II of our Quarterly Reports on Form 10-Q filed subsequently.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy and are denominated in currency that matches the underlying debt instrument.  Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of September 30, 2008, three interest rate swap contracts representing a total of $500 million of notional amount were outstanding with maturity dates through April 2011. All of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at September 30, 2008 was approximately $7.8 million, and the value of such contracts is subject to changes in interest rates.

At September 30, 2008, we had unhedged variable rate debt of $140.1 million.  Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $1.4 million annually.

We are also exposed to market risk related to price fluctuations in scrap metal and other precious metals such as platinum, palladium and rhodium.  Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals.  As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes.  However, there is typically a lag between the metal price fluctuations, which influence our revenue, and any inventory cost changes.  Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly.  Subsequent to September 30, 2008, scrap and other precious metal prices have fallen significantly which will have a negative effect on our margins in the fourth quarter until inventory costs normalize at the lower price point.

Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket parts in Taiwan. While all transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket parts. We might not be able to pass on any price increases to customers. Under our present policies, we do not attempt to hedge this currency exchange rate exposure.

Our investment in our operations in Central America and Canada are not material, and we do not attempt to hedge our foreign currency risk related to such operations.

Item 4. Controls and Procedures

As of September 30, 2008, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.         Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock.  Please refer to our annual report on Form 10-K for fiscal year 2007 and our quarterly reports on Form 10-Q filed subsequent to the 10-K, for information concerning risks and uncertainties that could negatively impact us.  The following items are changes and additions to the risks and uncertainties previously disclosed in such reports.

Fluctuations in the prices of scrap and other metals could adversely affect our financial results.

Our wholesale recycled OEM operations and our self-service retail recycled OEM operations generate scrap metal and other metals that we sell.  After we dismantle a salvage vehicle for wholesale parts and after vehicles have been used in our self-service business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals.  In addition, we receive “crush only” vehicles from other companies, including OEMs, which we dismantle and which generate scrap and other metals. The prices of scrap and other metals have historically fluctuated due to market factors, sometimes significantly.  In addition, buyers may stop purchasing metals entirely due to excess supply.  To the extent the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer.  The cost of our wholesale recycled OEM and our self-service inventory purchases may also decrease as a result of falling scrap metal and other metals prices, but there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal and other metals prices and there may be a delay between the scrap metal and other metals price reductions and any inventory cost reductions.

Item 6.  Exhibits

Exhibits

Exhibit Number	Description of Exhibit

10.1	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of September 1, 2008.

10.2	Amendment No. 1 dated October 23, 2008 to LKQ Corporation Employees’ Retirement Plan, as amended and restated as of September 1, 2008.

10.3	ISDA 2002 Master Agreement between Deutsche Bank AG and LKQ Corporation, and related schedule.

10.4

Stock Purchase Agreement dated as of August 15, 2008, among LKQ Corporation, Glenn C. McElroy, Phillip B. McElroy, Thomas C. Hutton, John L. Neu, Robert T. Neu and Jeffrey P. Neu, and Pick-U-Part Auto Wrecking (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on August 21, 2008).

10.5	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as further amended on November 5, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)