Form 10-K
period 2008-12-31
LKQ CORP
filed 2009-02-27
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, there were 127,180,454 shares of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant, and the aggregate market value of such shares was approximately $2.3 billion (based on the closing sale price on the Nasdaq Global Select Market on June 30, 2008). The number of outstanding shares of the registrant’s common stock as of February 20, 2009 was 139,932,910.

Documents Incorporated by Reference

Those sections or portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2009, described in Part III hereof, are incorporated by reference in this report.

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things:

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on the demand for our products and our ability to obtain financing for operations;

•	fluctuations in the pricing of new OEM replacement parts;

•	the availability and cost of our inventory;

•	variations in vehicle accident rates;

•	changes in state or federal laws or regulations affecting our business;

•	changes in the types of replacements parts that insurance carriers will accept in the repair process;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	increasing competition in the automotive parts industry;

•	our ability to increase or maintain revenue and profitability at our facilities;

•	uncertainty as to our future profitability on a consolidated basis;

•	uncertainty as to the impact on our industry of any terrorist attacks or responses to terrorist attacks;

•	our ability to operate within the limitations imposed by financing arrangements;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	declines in the values of our assets;

•	fluctuations in fuel and other commodity prices;

•	fluctuations in the prices of scrap metal and other metals;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	our ability to integrate and successfully operate acquired companies and any companies acquired in the future and the risks associated with these companies;

•	the risk that Keystone’s business will not be integrated successfully or that we will incur unanticipated costs of integration;

•	claims by original equipment manufacturers that attempt to restrict or eliminate the sale of aftermarket products; and

•	decreases in the supply of end of life and crush only vehicles that we process and sell for scrap.

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

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.lkqcorp.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.

ITEM 1.	BUSINESS

Overview

We provide replacement systems, components, and parts needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily four sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; recycled products originally produced by OEMs, which we refer to as recycled OEM products; and used products that have been refurbished. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the vehicle repair market. We also refurbish bumpers, wheels, head lamps and tail lamps.

In addition, we operate self-service facilities that sell retail recycled automotive products. Retail customers are given access to salvage vehicles and allowed to remove the parts they desire to purchase. In 2008, we acquired a company with multiple self-service facilities in the state of California and three companies in the heavy-duty truck recycled parts business. The heavy-duty truck acquisitions represent an expansion of our business into an area that we believe is complementary to our existing business.

We believe that our business is environmentally responsible. Our recycled automotive products provide an alternative to the manufacture of new products, which would require the expenditure of significantly more resources and energy and would generate a substantial amount of additional pollution. Also, we recycle materials, such as fuel, motor oil, and Freon, from the salvage vehicles that we procure. In addition, we save landfill space because the parts that we recycle would otherwise be discarded.

We are the largest nationwide provider of recycled OEM products and related services, with sales, processing, and distribution facilities that reach most major markets in the U.S. In October 2007, we acquired Keystone Automotive Industries, Inc., the nation’s leading distributor of aftermarket collision replacement products. As a result, we are the largest nationwide provider of aftermarket collision replacement products and refurbished bumper covers and wheels.

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

Our customers include collision and mechanical repair shops and, indirectly, insurance companies, including extended warranty companies. The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. We indirectly rely on insurance companies, which ultimately pay the collision repair shops for the repair of insured vehicles, as a source of business. These insurance companies exert significant influence in the vehicle repair decision, and we provide a nationwide source for consistency, quality, and availability of replacement products. Because of their importance to the process, we have formed business relationships with certain insurance companies and with certain extended warranty providers, in order to be their preferred vehicle alternative parts supplier. For example, with some insurance companies we have vehicle repair order estimate review programs in place and provide their claims adjusters a part quote and locator service. In addition, we provide them an outlet to dispose of certain total loss vehicles directly to us. We provide extended warranty companies a single national call desk to service their nationwide needs for mechanical products.

We believe we provide customers a value proposition that includes high quality products, extensive product availability due to our regional inventory trading zones, product costs lower than new OEM products, and quick delivery. We provide benefits to repair shops and insurance companies because the lower costs for our products enable many vehicles to be repaired rather than declared a total loss. By expanding our product offerings to include recycled OEM products, aftermarket products, and refurbished bumpers, wheels and head and tail lamps, we now offer customers an extensive range of vehicle replacement products. We believe this unique combination of recycled, aftermarket and refurbished products allows us to serve as a “one-stop” solution for our customers looking for the most cost advantageous way to repair vehicles.

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

In February 2004, we expanded our product offerings by acquiring a supplier of aftermarket products and a provider of self-service retail recycled vehicle products. In January 2006, we acquired an aluminum alloy wheel refurbishing business. In January 2007, we acquired a head and tail lamp refurbishing company. In October 2007, we significantly increased our size by acquiring Keystone Automotive Industries, Inc. At the time of the acquisition, Keystone was the leading distributor of aftermarket collision replacement parts. Keystone also refurbished alloy wheels, which added to our existing wheel business. The Keystone acquisition also expanded our product offerings with refurbished bumpers and paint and other materials used in the repair of damaged vehicles. In March 2008, we acquired our first heavy-duty truck recycled parts business.

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

We Believe We Have the Only National Network for Alternative Automotive Replacement Products and it Would be Difficult to Replicate.

We have invested significant capital developing a national network of recycled OEM, aftermarket and refurbished product facilities that serves most major metropolitan areas in the U.S. We have differentiated ourselves from our local competitors and made replication of our network difficult by developing our network through purchasing anchor companies that were among the largest companies in the industry. The difficulty and time required to obtain proper zoning, as well as dismantling and other environmental permits necessary to operate newly-sited recycled OEM facilities, would make establishing such new facilities challenging. In addition, there are difficulties associated with recruiting and hiring an experienced management team that has strong industry knowledge and local relationships with customers. Finally, our national network allows us to enter new adjacent markets quickly by establishing redistribution facilities, which avoids the need for local dismantling capabilities and inventory.

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

We Have a Proven and Effective Procurement Process.

We use information systems and methodologies designed to enable us to procure salvage vehicles and aftermarket products cost-effectively. As our largest single expenditure, efficient procurement of salvage vehicles and aftermarket products is critical to the growth, operating results and cash flow of our business. Our processes and know-how allow us to identify and value the parts that can be recycled on a damaged vehicle at auction and to determine rapidly the maximum price we will pay for the vehicle in order to achieve our target margins on resale of the recycled OEM products. We carefully analyze the market and obtain aftermarket products and salvage vehicles of the type whose parts are in demand at prices that we believe will allow us to sell products profitably. We have also taken advantage of our relationships with insurance companies and vehicle manufacturers to obtain salvage vehicles outside the auction process.

We Have a Broad and Deep Inventory of Products.

We believe that our customers place a high value on availability of a broad range of vehicle replacement products. We also believe that our inventory of recycled OEM, aftermarket and refurbished products allows us to fill a higher percentage of our customers’ orders than our competitors. In addition, our ability to share inventory on a regional basis increases the availability of replacement products and also helps us to fill a higher percentage of our customers’ orders. We have developed regional trading zones within which we make our inventory available to our local facilities, mostly via overnight product transfers. We manage our inventory and purchasing on a regional basis to enhance the availability of the products that we believe will be in the highest demand within each region. Our broad and deep inventory furthers our ability to serve as a “one-stop” solution for our customers’ recycled OEM, aftermarket and refurbished product needs.

We Have Implemented Management Disciplines.

Our management and operations team is highly experienced, with many managers having spent their entire careers in the vehicle replacement parts industry. We have developed and built procurement, operating, and financial systems that have allowed us to grow and develop our national network and implement professional management techniques and disciplines. As our business has grown, we have acquired additional management talent that has furthered the sharing of best practices throughout the company. In addition, our senior management team has extensive acquisition experience and will continue to use our disciplined approach in targeting growth opportunities.

Our Strategies

Strengthen our North American Network Through Internal Growth and Acquisitions.

We intend to continue to expand our market coverage through a combination of internal development and acquisitions and to look for opportunities to expand into new regions and into adjacent markets. We plan to establish a presence in additional metropolitan markets and a number of smaller markets in North America. We have applied an analytical and disciplined approach to our acquisition process and have targeted companies with strong management teams, a record of environmental compliance, solid growth prospects, and a reputation for quality and customer service. We have also expanded our product offerings and will continue to consider additional opportunities to expand our product offerings.

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

Continue to Improve our Operating Results.

We are working to improve our operating results by applying our business disciplines to our most recently acquired facilities, continuing to build our network, further centralizing certain functions, improving our use of technology, and increasing revenue at our lower volume facilities. Our higher volume facilities generally operate at a higher profitability level as a percentage of revenue. We believe we can improve the profitability level at our lower volume facilities by achieving the higher volumes and improved economies of scale that we realize at our higher volume facilities. We intend to continue to refine our procurement system, which uses methodologies that analyze demand levels for our products, existing inventory levels, and projected margins.

Further Develop our Technology and Business Processes.

We continue to emphasize the use of technology in our processes to improve efficiency and to increase the standardization of our business. We continue to develop our technology to allow us to better manage and analyze our inventory, to assist our salespeople with up-to-date pricing and availability of our products, and to further enhance our procurement process. For example, many of our representatives responsible for procuring vehicles, whom we refer to as “scouts,” are equipped with handheld computing devices to assist them in appraising the vehicles prior to submitting a bid to purchase the vehicle.

Raise Industry Standards by Being the Industry Leader.

Since our inception, we have employed a professional approach to the vehicle recycling business and have applied the same approach to our aftermarket and refurbishing businesses. Our leadership position in the collision repair aftermarket industry was further enhanced with our acquisition of Keystone, which was the largest provider of collision repair aftermarket products. We continue to seek new ways to improve our methodologies and to communicate our standards to our customers. We believe that, by elevating industry standards in areas such as customer service, integrity, product quality and availability, delivery time, warranty support, environmental compliance, and appearance of facilities, we can help promote the acceptability of the use of recycled OEM, aftermarket and refurbished products.

Our Process

Our operations generally involve the procurement of inventory, vehicle processing (in the case of recycled OEM products), sales, and distribution. We also perform refurbishing of OEM wheels, bumpers, head lamps and tail lamps. Such refurbishing work is primarily cosmetic.

Procurement of Inventory

We start the process of procuring recycled OEM products for our wholesale operations by acquiring severely damaged or totaled vehicles. We acquired approximately 144,500 salvage vehicles for our wholesale operations in 2008. We purchase the majority of our vehicles for our wholesale operations from salvage auctions. Wrecked vehicles are sold at salvage auctions held each weekday throughout the country. Salvage auctions provide an outlet for salvage vehicles to be processed and sold primarily to automotive recyclers and rebuilders. We pay third parties fees to tow the vehicles from the auction to our facilities. Salvage auctions charge fees both to the supplier of vehicles (primarily insurance companies) and to the purchaser (including us).

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

We acquire inventory for our self-service recycled OEM products operations from a variety of sources, including but not limited to auctions, towing companies, municipalities, insurance carriers, charitable organizations and the general public. In 2008, we purchased approximately 297,000 lower cost self-service and crush only vehicles.

We purchase aftermarket products from independent manufacturers primarily in Taiwan and the United States. We purchased and imported approximately 38% of our aftermarket products directly from manufacturers in Taiwan and other Asian countries. Approximately 62% of our aftermarket products have been purchased from locations in the United States. However, we believe that the majority of these products are manufactured in

Taiwan and other Asian countries. No single supplier currently provides more than 21% of our aftermarket products. We use proprietary order management systems to procure our aftermarket inventory. The systems initiate inventory purchases based on stocking levels and historical sales data. We believe that the systems help us to procure our aftermarket inventory efficiently and to maintain one of the highest fulfillment rates in the aftermarket products industry.

Vehicle Processing

Vehicle processing for our wholesale operations involves dismantling a salvage vehicle into recycled OEM products ready for delivery. When a salvage vehicle arrives at one of our facilities, an inventory specialist identifies, catalogs, and schedules the vehicle for dismantling. We do not dismantle the vehicle until we have received proper title documentation, which serves as a safeguard that the vehicle was not stolen.

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

Each inventory item is entered into our inventory tracking system, inspected for quality, tagged for identification, and prepared for storage and delivery to our customers. Mechanical products not in a condition to be sold as recycled products or that are in surplus supply are separated and sold in bulk to parts remanufacturers, while the wheel, bumper and lighting items are sent to our refurbishing facilities. The remaining vehicle hulks and components, such as fabrics, rubber, plastics, and glass, are sold to scrap processors.

The processing of vehicles for our self-service recycled OEM products operations involves removal of all recyclable items including the fluids, Freon, batteries, and catalytic converters. The vehicles are then moved to a site on our retail lots and made available for customers to remove parts.

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

Sales

As of December 31, 2008, we employed 620 full-time sales staff in our wholesale recycled OEM products operations. Of these, 571 were located at sales desks at our facilities and generally are responsible for accepting incoming calls from, and selling our inventory to, our customers. We put all of our sales personnel through a thorough training program. Most of our sales personnel are paid primarily on a commission basis. In addition, as of December 31, 2008, we had approximately 49 traveling sales staff who visit our customers and focus on business development in various markets.

In our aftermarket products operations, sales orders are accepted either by our aftermarket and refurbished products sales personnel at our sales call centers or by our route sales persons. As of December 31, 2008, we had approximately 589 employees selling aftermarket and refurbished products at such call centers and approximately 1,366 route sales persons selling aftermarket and refurbished products to the customers they visit.

As part of the integration of Keystone into our preexisting operations, we initiated a program to encourage cross selling of aftermarket and recycled OEM products to our customers. In late 2008, we provided access to Keystone’s point of sales system to our recycled OEM products sales staff. We have also created better links for Keystone’s sales staff to refer customers to our recycled OEM products sales staff. Frequently, when recycled OEM parts are unavailable or out of stock, we are able to fill the order with aftermarket parts from Keystone’s inventory.

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

Additionally, we have developed an internal distribution network to allow our sales representatives to sell recycled OEM, aftermarket and refurbished products from the inventory of nearby facilities within our regional trading zones, thus improving our ability to fulfill customer requests and accelerating inventory turnover. Each weekday we operate approximately 245 transfer runs between our facilities generally within our trading zones that carry recycled OEM, aftermarket and refurbished products. In addition, we have approximately 2,400 local delivery routes serving our customers each weekday.

Our Products

When we procure salvage vehicles for our wholesale operations, we focus on vehicles for which the insured repair market has the most recycled OEM product demand. These tend to be popular types of vehicles such as sport utility vehicles and pickup trucks, and automobile models with high sales volume. These vehicles generally are a few model years old, as insurers tend to use new OEM products on repairs of vehicles that are one to two years old. Similarly, insurers are less likely to authorize the repair of vehicles more than ten model years old. The degree of damage is not a significant factor in our process as we assign value only to the undamaged products when we prepare our bids.

Our most popular recycled OEM products include engines, transmissions, vehicle front end assemblies, doors, trunk lids, bumper assemblies, wheels, head and tail lamp assemblies, mirrors, fenders, and axles.

We typically procure salvage vehicles that are more than seven model years old for our self-service retail recycled products operations. These vehicles are placed in our self-service yards where retail customers pay a fee for entry. The customers remove parts from the vehicles and pay us for the parts they desire to purchase.

When we obtain a mechanical product, wheels, bumpers or certain lighting products from a dismantled vehicle and determine that we have an excess supply of such product or it is defective, the mechanical item is then sold in bulk to mechanical remanufacturers, while the wheel, bumper and lighting items are sent to our refurbishing locations. We refer to these items as core products. The majority of the mechanical products are transferred to our core facility in Houston, Texas where we sort them by product and model type. Examples of such products are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors.

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

In 1987, the Certified Automotive Parts Association (“CAPA”) was founded to provide insurance companies, distributors, collision repair shops and consumers with an objective method of evaluating the functional equivalence of aftermarket collision replacement products and OEM collision replacement products. CAPA, a non-profit association of insurance companies, manufacturers, importers, distributors, collision repair shops and consumer groups, establishes the specifications for, tests, and certifies the quality of, aftermarket collision replacement products. Through independent testing laboratories, CAPA develops engineering specifications for aftermarket collision replacement products based upon an examination of OEM parts; certifies the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certifies the materials, fit and finish of specific aftermarket collision replacement products. Many major insurance companies have adopted policies recommending or requiring the use of parts certified by CAPA, when available. We distribute parts certified by CAPA when available and actively participate with CAPA, insurance companies and consumer groups in encouraging independent manufacturers of collision replacement products to seek CAPA certification.

Our wholesale and self-service operations generate scrap metal and other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been used in our self-service business, the remaining vehicle hulks are sold to scrap processors and other metals are sold to processors and brokers of metal. In addition, we receive “crush only” vehicles from other companies, including OEMs, which we dismantle and that generate scrap and other metals.

Our Customers

Insurance Companies

We consider automobile insurance companies our customers, as they are a key demand driver for our products. Our products are delivered directly to the repair shop or installer, because insurance companies and extended warranty providers generally do not take receipt of repair parts. While insurance companies do not pay for our products directly, the insurance company does ultimately pay for the repair costs of the insured vehicle in excess of any deductible amount. As a result, the insurance company often exerts significant influence in the decision-making process as to how a damaged vehicle is repaired, and the cost level of the product used in the repair process. Insurance companies are also concerned with customer satisfaction with the repair process and the total time to return the repaired vehicle to its owner.

Repair Shops and Others

We sell the majority of our products wholesale to collision repair shops and mechanical repair shops. The majority of these customers tend to be individually-owned small businesses, although there has been a trend toward consolidation resulting in the formation of several national and regional repair companies. We also sell our products to automobile dealerships and fleet management groups. In addition, we sell our products to individual retail customers at our self-service retail locations and at certain of our wholesale recycled OEM, aftermarket and refurbished product locations.

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

Our Employees

As of December 31, 2008, we had approximately 9,600 employees. In July 2006, approximately 60 of our employees at our Totowa, New Jersey facility voted to be represented by a union. We signed a collective bargaining agreement with the union in July 2007. Approximately 200 of our employees at our bumper refurbishing plant in Mexico and approximately 130 of our employees at our recycled OEM parts facility in Quebec City, Canada are also represented by unions. Other than these locations, none of our employees is a member of a union or participates in other collective bargaining arrangements.

Our Facilities

Our corporate headquarters are located at 120 North LaSalle Street, Suite 3300, Chicago, Illinois 60602. The lease for our corporate headquarters expires in July 2011. We also have regional offices throughout the United States, all of which perform corporate functions. The primary functions performed at our corporate offices are financial, accounting, treasury, marketing, business development, human resources, information systems support, and legal. In addition to our corporate offices, we have numerous operating facilities that handle recycled OEM, aftermarket, refurbished, and self-service retail products. We operate out of a total of approximately 280 physical locations. A majority of these locations are leased. Some of our locations stock multiple product types. Thus, some of our facilities may be described under more than one category below.

Recycled OEM Parts

Our wholesale recycled OEM parts facilities are located among nine geographic regions. A typical facility has processing, sales and distribution operations, including a large warehouse with multiple bays to dismantle vehicles, indoor and outdoor storage areas, and administrative and sales offices. Equipment typically used at each facility includes hydraulic lifts, forklifts and loaders, and hand tools to dismantle vehicles. We also have facilities that operate primarily as redistribution centers. As of December 31, 2008, we conducted our wholesale recycled OEM parts operations from 73 facilities, 57 of which include a combination of processing, sales and redistribution operations, and 16 of which are primarily redistribution facilities. We also have five recycled OEM parts facilities in Central America. Further, we have three heavy-duty truck operations, one core processing facility and one aluminum smelter.

Aftermarket Parts

We conduct our aftermarket parts business from facilities that serve as sales, warehousing or distribution centers for these parts. As of December 31, 2008, we conducted our aftermarket parts operations from 152 facilities in the United States and Canada.

Refurbished Parts

We refurbish bumpers and wheels at 54 locations in the United States and Canada and one location in northeast Mexico. We refurbish head lamps and tail lamps primarily at a facility in Grand Rapids, Michigan.

Self-Service Retail Parts

Our self-service retail parts facilities typically consist of several acres of vehicles stored outdoors and a retail building through which customers access the vehicles. As of December 31, 2008, we conducted our self-service retail parts operations from 38 facilities in North America.

Competition

We operate in a highly competitive industry. We consider all suppliers of vehicle products to be competitors, including other recycled OEM businesses, OEMs, parts remanufacturers, suppliers of aftermarket and refurbished products, and internet-based suppliers. We believe the principal areas of competition in our industry include availability of inventory, pricing, product quality, and service.

We compete with more than 6,000 domestic vehicle product recyclers, most of which are single-unit operators. We believe most of the vehicle parts recyclers in the U.S. have less than $3.0 million in annual revenue. In some markets, smaller competitors have organized affiliations to share marketing and distribution resources. Greenleaf LLC, which is owned by Schnitzer Steel Industries Inc., is our largest competitor in the light vehicle OEM product recycling business. Schnitzer has operations in the steel manufacturing, metals recycling, and vehicle product recycling businesses and also is a significant operator in the self-service retail recycling business.

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

The major features of our facility management systems include inventory control, customer selling and billing, sales analysis, vehicle tracking, and profitability reporting. The systems also support an electronic exchange system for identifying and locating parts at other selected recyclers and facilitates brokered sales to fill customer orders for items not in stock.

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

We use a single third party facility management system in most of our aftermarket operations. We expect to convert the remaining few locations that use a separate system in 2009. Additional third party software packages have been implemented to leverage the centralized data and information that a single system provides, such as a data warehouse to conduct enhanced analytics and reporting, an integrated budgeting system, an electronic data interchange tool, and eCommerce tools to enhance our online business-to-business initiatives, OrderKeystone.com and Keyless.

Our critical aftermarket management systems are housed at a third-party, off site data center that is fully redundant across its infrastructure to ensure that operations are continuously maintained. The data center is secure and monitored 24 hours a day throughout the year by skilled technical staff. Systems are backed up daily and stored off site with a third party storage and archiving company.

We use a single facility management system in most of our refurbishing operations. We are evaluating the options to standardize the facility management systems relating to our heavy-duty truck and self-service operations.

We continually evaluate our systems with the goal of ensuring that all critical systems remain scalable and operational as we continue to grow.

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

When we identify a potential material environmental issue during our acquisition due diligence process, we analyze the risks, and, when appropriate, perform further environmental assessment to verify and quantify the extent of the potential contamination. Furthermore, where appropriate, we have established financial reserves for certain environmental matters. In addition, at times we, or sellers from whom we purchased a business, have undertaken remediation projects. We do not anticipate, based on currently available information and current laws, that we will incur liabilities in excess of reserves to address environmental matters. However, in the event we discover new information or if laws change, we may incur significant liabilities, which may exceed our reserves.

Title Laws

In some states, when a vehicle is deemed a total loss, a salvage title is issued. Whether states issue salvage titles is important to the supply of inventory for the vehicle recycling industry because an increase in vehicles that qualify as salvage vehicles provides greater availability and typically lowers the price of such vehicles. Currently, these titling issues are a matter of state law. In 1992, the U.S. Congress commissioned an advisory committee to study problems relating to vehicle titling, registration, and salvage. Since then, legislation has been introduced seeking to establish national uniform requirements in this area, including a uniform definition of a salvage vehicle. The vehicle recycling industry will generally favor a uniform definition, since it will avoid inconsistencies across state lines, and will generally favor a definition that expands the number of damaged vehicles that qualify as salvage. However, certain interest groups, including repair shops and some insurance associations, may oppose this type of legislation. National legislation has not yet been enacted in this area, and there can be no assurance that such legislation will be enacted in the future.

Anti-Car Theft Act

In 1992, Congress enacted the Anti-Car Theft Act to deter trafficking in stolen vehicles. The purpose of the law is to implement an electronic system to track and monitor vehicle identification numbers and major automotive parts. In January 2009, the U.S. Department of Justice implemented the portion of the system to track and monitor vehicle identification numbers. The portion of the system that would track and monitor major automotive parts would require various entities, including automotive parts recyclers like us, to inspect salvage vehicles for the purpose of collecting the part number for any “covered major part.” The Department of Justice has not promulgated rules on this portion of the system, and therefore there has been no progress on the implementation of the system to track and monitor major automotive parts. However, if this system is fully implemented, the requirement to collect the information would place substantial burdens on vehicle recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may further discourage the use by such shops of recycled products.

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

Seasonality

Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months we tend to have higher demand for our products because there are more weather related accidents. In addition, the cost of salvage vehicles tends to be lower as weather related accidents generate a larger supply of total loss vehicles.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Our operating results and financial condition have been and could continue to be adversely affected by the economic conditions in the United States.

The recent declining economic conditions in the U.S. have adversely impacted our business. Such conditions have resulted in fewer miles driven, fewer accident claims and a reduction of vehicle repairs. In the event that the U.S. economic conditions do not improve or continue to decline, we expect that our business will continue to be negatively affected.

We face intense competition from local, national, and internet-based vehicle products providers, and this competition could negatively affect our business.

The vehicle replacement products industry is highly competitive and is served by numerous suppliers of OEM products, recycled OEM products, aftermarket products, and refurbished products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national providers, and internet-based suppliers. Providers of vehicle replacement products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of vehicle replacement products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries, than we do. In certain regions of the U.S., local vehicle recycling companies have formed cooperative efforts to compete in the recycled OEM products industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.

We believe that substantially in excess of 50% of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors like us. The OEMs are therefore in a position to exert pricing pressure in the marketplace. We compete with the OEMs primarily on price and to a lesser extent on perceived quality. From time to time, OEMs have experimented with reducing prices on specific products to meet the lower-priced alternative products. If such price reductions were to become widespread, it could have a material adverse impact on our business.

Claims by OEMs relating to aftermarket products could adversely affect our business.

OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. Since our acquisition of Keystone Automotive Industries, Inc. in October 2007, the distribution of aftermarket products constitutes a significantly larger percentage of our business.

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

In May 2008, Ford Global filed another complaint with the International Trade Commission. The complaint alleges that LKQ Corporation, Keystone Automotive Industries, Inc, and six other entities import and sell certain automotive parts relating to the 2005 Ford Mustang that infringe eight Ford design patents. On May 29, 2008, the International Trade Commission issued a Notice of Investigation based on Ford’s complaint and has set November 2009 as the target date for completion of the investigation.

United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents then they have in the past. To the extent that the OEMs are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. We will likely incur significant expenses investigating and defending intellectual property infringement claims. In addition, an unexpected result of the intellectual property infringement litigation is that CAPA is decertifying parts that are the subject of the claims. Lack of CAPA certification may negatively impact us because many major insurance companies recommend or require the use of CAPA certified aftermarket parts.

An adverse change in our relationships with auction companies or our suppliers could increase our expenses and hurt our ability to serve our customers.

Most of our salvage inventory is obtained from vehicles offered at salvage auctions by several companies that own auction facilities in numerous locations across the U.S. We do not have contracts with any auction company. According to industry analysts, a small number of companies controls a large percentage of the salvage auction market in the U.S. If an auction company prohibited us from participating in its auctions, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we are facing increased competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers, and others. This increase in the number of bidders may increase our cost of goods sold for recycled OEM products. Most states regulate bidders to help ensure that salvage vehicles are purchased for legal and legitimate purposes. Auction companies have been actively seeking to reduce or eliminate these regulations, which if successful would further increase the number of bidders.

We also acquire inventory directly from insurance companies, OEMs, aftermarket parts manufacturers, and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.

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

Certain organizations test the quality and safety of vehicle replacement products. In the event that such organizations decide that a particular vehicle product does not meet applicable quality or safety standards, we may decide to discontinue sales of such product or insurance companies may decide to discontinue authorization of repairs using such product. Such events could adversely affect our business.

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

We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. If we buy a company or a division of a company, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	we may experience business disruptions as a result of information technology systems conversions;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;

•	we may be held liable for environmental risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the cost savings or other financial benefits we anticipated, either in the amount or in the time frame that we expect.

The acquisition of Keystone in October 2007 was our largest acquisition to date. Because of the magnitude of the Keystone acquisition, significant integration challenges remain, including the realization of the total projected cost savings, synergies and revenue enhancements that we anticipated.

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

In connection with the acquisition of Keystone, we entered into a senior secured debt financing facility with a group of lenders. Our total outstanding indebtedness (including bank financing, letters of credit, and notes payable in connection with acquisitions) as of December 31, 2008 was $666.1 million. The increase in our indebtedness may reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditure or working capital needs because we will require additional funds to service our indebtedness.

In addition, the senior secured credit agreement contains operating and financial restrictions and requires that we satisfy certain financial covenants. The failure to comply with any of these covenants would cause a default under the credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facility or it may be on terms that are not acceptable to us.

Lehman Commercial Paper Inc. is the administrative agent and swing line lender under our credit agreement and had committed to provide $15 million under the revolving credit facility that is part of the credit agreement. Lehman Commercial Paper filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 15, 2008. Accordingly, our access to same day borrowing of swing line loans and the $15 million of revolving credit is doubtful. We do not believe that an inability to draw on the $15 million revolving credit facility or to access our swing line facility will have a material adverse impact on us. However, to the extent that other lenders that are part of our credit agreement fail or file for bankruptcy protection, our access to funds under our revolving credit facility may be further adversely affected, which could harm our ability to do business.

Our future capital needs may require that we seek debt financing or additional equity funding that, if not available, could cause our business to suffer.

We may need to raise additional funds in the future to, among other things, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. However, the recent turmoil in the credit markets has resulted in severely tighter credit conditions, which could affect our ability to raise additional funds until the turmoil subsides. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations. If we fail to raise capital when needed, our business will be negatively affected.

Our annual and quarterly performance may fluctuate.

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Future factors that may affect our operating results include, but are not limited to, those listed in the Special Note on Forward-Looking Statements in this Annual Report on Form 10-K. Due to these factors, our operating results in future periods can be expected to fluctuate. Accordingly, our results of operations may not be indicative of future performance. These fluctuations in our operating results may cause our results to fall below the expectations of public market analysts and investors, which could cause our stock price to decline.

Fluctuations in the prices of scrap metal and other metals could adversely affect our financial results.

Our wholesale recycled OEM operations and our self-service retail recycled OEM operations generate scrap metal and other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been used in our self-service business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive “crush only” vehicles from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals. The prices of scrap and other metals have historically fluctuated due to market factors, sometimes significantly. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of inventory value could be required. The cost of our wholesale recycled OEM and our self-service inventory purchases may also decrease as a result of falling scrap metal and other metals prices, but there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal and other metals prices, and there may be a delay between the scrap metal and other metals price reductions and any inventory cost reductions. Our operating results in the fourth quarter of 2008 were adversely affected by the declining scrap metal and other metal prices as described in the Results of Operations section in Item 7 of this Annual Report on Form 10-K.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. Goodwill and intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. As of December 31, 2008, our total goodwill, subject to future impairment testing, was approximately $923.8 million. For further discussion of our annual impairment test, see “Goodwill Impairment” in the Critical Accounting Estimates section of Item 7 in this Annual Report on Form 10-K.

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

Our operating subsidiaries must obtain licenses and permits from state and local governments to conduct their operations. When we develop or acquire a new facility, we must seek the approval of state and local units of government. Governmental agencies may resist the establishment of a vehicle recycling or refurbishing facility in their communities. There can be no assurance that future approvals or transfers will be granted. In addition, there can be no assurance that we will be able to maintain and renew the licenses and permits our operating subsidiaries currently hold.

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

Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at, or migration to or from, our or our predecessors’ past or present facilities and at independent waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances.

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

Regulations that may be issued under the Anti-Car Theft Act could harm our business.

In 1992, Congress enacted the Anti-Car Theft Act to deter trafficking in stolen vehicles. The purpose of the law is to implement an electronic system to track and monitor vehicle identification numbers and major automotive parts. In January 2009, the U.S. Department of Justice implemented the portion of the system to track and monitor vehicle identification numbers. The portion of the system that would track and monitor major automotive parts would require various entities, including automotive parts recyclers like us, to inspect salvage vehicles for the purpose of collecting the part number for any “covered major part.” The Department of Justice has not promulgated rules on this portion of the system, and therefore there has been no progress on the implementation of the system to track and monitor major automotive parts. However, if this system is fully implemented, the requirement to collect the information would place substantial burdens on vehicle recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may further discourage the use by such shops of recycled products.

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

The anti-takeover provisions of our certificate of incorporation and bylaws, our loan documents and Delaware law could, together or separately, impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our certificate of incorporation and bylaws have provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The credit agreement we entered into in connection with our acquisition of Keystone provides that a change of control is an event of default. Our incorporation under Delaware law and these provisions could also impede an acquisition, takeover, or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our properties are described in “Item 1—Business—Our Facilities” above, and such description is incorporated by reference into this Item 2. Our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space to conduct operations or additional office space, as needed, on terms acceptable to us.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits other than those described below, individually or in the aggregate, will not have a material adverse effect on our consolidated financial statements.

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint under Section 337 of the Tariff Act of 1930 with the United States International Trade Commission (“USITC”) against Keystone Automotive Industries, Inc. and five other named Respondents, including four Taiwan-based manufacturers, alleging that certain aftermarket parts imported into the United States infringed on 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck.

On December 4, 2006, an administrative law judge of the USITC preliminarily ruled that seven of the Ford design patents were valid and that the importation of automotive parts covered by those seven patents violated Section 337 of the Tariff Act of 1930. On June 6, 2007, the USITC affirmed the ruling of the administrative law judge and issued an order prohibiting further importation of automotive parts covered by the patents. The USITC’s decision became final on August 6, 2007 upon the expiration without action of the 60-day Presidential review period. The parties have appealed the decision to the United States Circuit Court of Appeals for the Federal Circuit. The appeal is pending.

On May 2, 2008, Ford filed with the USITC another complaint under section 337 of the Tariff Act of 1930. The complaint alleges that LKQ Corporation, Keystone Automotive, and six other entities (collectively, the “Mustang Respondents”) import and sell certain automotive parts relating to the 2005 Ford Mustang that infringe eight Ford design patents. On May 29, 2008, the USITC issued a Notice of Investigation based on Ford’s complaint. The USITC’s Notice of Investigation was published in the Federal Register on June 5, 2008. On June 23, 2008, the Mustang Respondents filed their Response to the Complaint and Notice of Investigation. In the Response, the Mustang Respondents denied, among other things, that any of the Ford design patents is valid and/or enforceable and, accordingly, denied each allegation of infringement. The Mustang Respondents further asserted several affirmative defenses. The parties have substantially completed discovery. The USITC has set November 2009 as the target date for completion of the investigation.

We will continue to vigorously defend the December 2005 action and the May 2008 action. At the time the exclusion order was issued in the December 2005 action, the parts that were subject to the order comprised only a minimal amount of our sales. Similarly, the parts that relate to the May 2008 action comprise only a minimal amount of our sales. However, as such parts become incorporated into more vehicles over time, it is likely that the amount of our sales of such parts will increase or would have increased substantially. If the design patents in question are ultimately upheld as valid and infringed, it is not anticipated that the loss of sales of these parts over time will be materially adverse to our financial position, results of operations or cash flows. However, depending upon the nature and extent of any adverse ruling, OEMs may attempt to assert similar allegations based upon design patents on a significant number of parts for several of their models, which over time could have a material adverse impact on us and the entire aftermarket parts industry.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “LKQX.” At December 31, 2008, there were approximately 45 record holders of our common stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on Nasdaq.

	High	Low
2007
First Quarter	$11.51	$9.93
Second Quarter	13.03	10.80
Third Quarter	17.79	12.12
Fourth Quarter	23.66	16.78

2008
First Quarter	25.00	17.21
Second Quarter	23.25	16.43
Third Quarter	21.60	15.96
Fourth Quarter	16.90	8.70

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

The following graph compares the percentage change in the cumulative total returns on our common stock, the NASDAQ Stock Market (U.S.) Index and the following group of peer companies (the “Peer Group”): Copart, Inc., O’Reilly Automotive, Inc., Genuine Parts Company, and Fastenal Co., for the period beginning on December 31, 2003 and ending on December 31, 2008 (which was the last day of our 2008 fiscal year). The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company’s common stock, the NASDAQ Stock Market (U.S.) Index and the Peer Group was $100 on December 31, 2003 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return

Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
LKQ Corporation	$100	$112	$193	$256	$468	$260
NASDAQ Stock Market (U.S.) Index	$100	$109	$111	$123	$136	$82
Peer Group	$100	$132	$151	$159	$174	$147

The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	9,663,588	$7.27	5,374,928
Equity compensation plans not approved by stockholders	—	$—	—

Total	9,663,588		5,374,928

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(a)	(b)	(c)	(d)	(e)
Statements of Income Data:
Revenue	$424,756	$547,392	$789,381	$1,126,825	$1,937,301
Cost of goods sold	227,140	289,788	431,832	621,076	1,080,632

Gross Margin	197,616	257,604	357,549	505,749	856,669

Operating income	34,907	52,942	77,166	122,657	197,696
Other (income) expense
Interest, net	1,505	1,887	5,824	16,012	35,537
Other, net	(455)	(628)	(1,479)	(1,626)	(1,429)

Income before provision for income taxes	33,857	51,683	72,821	108,271	163,588
Provision for income taxes	13,284	20,796	28,426	42,370	63,689

Net income	$20,573	$30,887	$44,395	$65,901	$99,899

Basic earnings per share	$0.26	$0.35	$0.42	$0.58	$0.73
Diluted earnings per share	$0.23	$0.32	$0.40	$0.55	$0.71
Shares used in per share calculation-basic(f)	80,210	88,039	105,655	114,161	136,488
Shares used in per share calculation-diluted(f)	89,654	97,431	111,633	119,937	141,023

	Year Ended December 31,
	2004	2005	2006	2007	2008
Other Financial Data:
Net cash provided by operating activities	$25,901	$37,533	$52,381	$54,369	$132,961
Net cash used in investing activities	(87,823)	(126,022)	(110,657)	(905,821)	(138,910)
Net cash provided by financing activities	47,452	90,050	59,134	921,629	11,793
Capital expenditures(g)	93,025	136,342	116,844	908,122	143,435
Depreciation and amortization	6,872	8,574	12,086	18,018	33,421

Balance Sheet Data:
Total assets	$288,275	$439,426	$564,355	$1,692,655	$1,881,804
Working capital	77,879	103,776	122,420	389,469	441,705
Long-term obligations, including current portion	50,262	47,477	100,447	658,462	642,874
Stockholders’ equity	204,071	341,220	401,202	849,777	1,020,506

(a)	Includes the results of operations of six businesses since their respective acquisition dates in 2004.

(b)	Includes the results of operations of eight businesses since their respective acquisition dates in 2005.

(c)	Includes the results of operations of ten businesses since their respective acquisition dates in 2006.

(d)	Includes the results of operations of Keystone since our acquisition of Keystone on October 12, 2007, and 11 other businesses since their respective acquisition dates in 2007.

(e)	Includes the results of operations of Pick-Your-Part Auto Wrecking since our acquisition of Pick-Your-Part on August 25, 2008 and seven other businesses since their respective acquisition dates in 2008.

(f)	We sold 12,870,000 shares of our common stock on October 4, 2005 in connection with a follow-on public offering. We also sold 23,600,000 shares of our common stock on September 19, 2007 in connection with a follow-on public offering. Accordingly, the shares used in the per share calculations for basic and diluted earnings per share in each of 2005 and 2007 do not fully reflect the impact of the transactions that occurred during those years.

(g)	Includes acquisitions and non-cash property additions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide replacement systems, components, and parts needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily four sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; recycled products originally produced by OEMs, which we refer to as recycled OEM products; and used products that have been refurbished. We participate in the market for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the vehicle repair market. We also refurbish and sell bumpers, wheels, head lamps and tail lamps.

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

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Factors that may affect our operating results include, but are not limited to, those listed in the Special Note on Forward-Looking Statements in Item 1 of this Annual Report on Form 10-K. Due to these factors, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

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

In October 2007, we acquired Keystone, the nation’s leading distributor of aftermarket collision parts, for $806.8 million, net of cash acquired. As a result, we are now the largest nationwide provider of aftermarket collision replacement products and refurbished bumpers and wheels. During 2007, we also acquired 11 other businesses (eight in the recycled OEM products business, one that refurbishes and distributes head lamps and tail lamps, and two in the aftermarket products business). These acquisitions included two businesses in Canada. These business acquisitions enabled us to expand our presence in existing markets, serve new market areas and expand our product line offering.

In August 2008, we acquired Pick-Your-Part Auto Wrecking (“PYP”), an operator of multiple self-service facilities in the state of California. During 2008, we also acquired seven other businesses (three in the recycled OEM parts business, three in the recycled OEM heavy truck parts businesses and one wheel polishing business).

These acquisitions included two businesses in Canada. The 2008 acquisitions enabled us to expand our presence in existing markets, increase our coverage of the Canadian market and become a provider of recycled OEM heavy truck parts.

Sources of Revenue

We generate the majority of our revenue from the sale of vehicle replacement products and related services. In 2008, sales of vehicle replacement products represented approximately 86% of our consolidated sales. We divide our vehicle replacement products into two categories: (i) recycled products and related products and services and (ii) aftermarket, other new and refurbished products. Recycled products, which includes our salvage and self-service operations, was our largest sales category in prior years. With the acquisition of Keystone, the percentage of our revenue derived from the sales of aftermarket, other new and refurbished products now exceeds the recycled products category.

We sell the majority of our vehicle replacement products to collision repair shops and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. We sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of parts for our customers when we perform these services for insurance carriers. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket and refurbished products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

In 2008, revenue from other sources represented approximately 14% of our consolidated sales. These other sources include bulk sales to mechanical remanufacturers, scrap sales, and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEM’s and other companies that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Our revenue from other sources has increased since 2006 in dollar terms but has declined as a percentage of total sales. Revenue from other sources has grown in recent years due to higher scrap sales from our recycle and wheel operations, including crush only vehicles, and higher bulk sales of certain products to mechanical remanufacturers.

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

Cost of Goods Sold

Our cost of goods sold for recycled OEM products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. We are facing increasing competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers, and others. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2006, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 7% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as processing costs incurred in our warehouse locations, allocated overhead and import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors. Our cost of goods sold for refurbished wheels, bumpers and lights includes the price we pay for inventory, freight, and costs to refurbish the parts, including direct and indirect labor, rent, depreciation and other overhead related to refurbishing operations.

In the event we do not have a recycled OEM product or suitable aftermarket product in our inventory to fill a customer order, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2006, the revenue from brokered products that we sell to our customers has ranged from 2% to 5% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

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

Expenses

Our facility and warehouse expenses primarily include our costs to operate our distribution, self-service, and warehouse facilities. These costs include labor for plant management and facility and warehouse personnel, stock-based compensation, facility rent, property and liability insurance, utilities, and other occupancy costs. The costs included in facility and warehouse expenses do not relate to inventory processing or conversion activities and, as such, are classified below the gross margin line on our consolidated statements of income.

Our distribution expenses primarily include our costs to deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, local delivery and transfer truck rentals and subcontractor costs, vehicle repairs and maintenance, insurance, and fuel.

Our selling and marketing expenses primarily include our advertising, promotion, and marketing costs; salary and commission expenses for sales personnel; sales training; telephone and other communication expenses; and bad debt expense. Since 2006, personnel costs have accounted for approximately 80% of our selling and marketing expenses. Most of our product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, goodwill impairment, self-insurance programs, contingencies, accounting for income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.

Revenue Recognition

We recognize and report revenue from the sale of vehicle replacement products when they are shipped and title has transferred, subject to a reserve for returns, discounts, and allowances that management estimates based upon historical information. A replacement product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold. If actual returns and allowances are higher than our historical experience, there would be an adverse impact on our operating results in the period of occurrence.

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

Aftermarket and Refurbished Product Inventory. Aftermarket and refurbished product inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign sources, import fees and duties and transportation insurance are also included. Our refurbished product inventory cost is based on the average price we pay for wheel and bumper cores, and includes expenses incurred for freight, buying and refurbishing overhead.

For all inventory, our carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at December 31, 2008 was approximately $5.8 million, which represents 3.6% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2008 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.6 million. For our vehicle replacement parts operations, our exposure to uncollectible accounts receivable is generally limited because the majority of our sales are to a large number of small customers that are geographically dispersed. We also have certain customers in our vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through credit approvals, credit limits, and monitoring policies.

Goodwill Impairment

We record goodwill as a result of our acquisitions. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires us to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events may indicate that an impairment exists. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

During the third quarter of 2008, we commenced a reorganization of our vehicle replacement products operations into 11 operating segments, combining our wholesale recycled OEM products and aftermarket products on a geographic basis, with a separate operating segment for our self-service retail OEM products and one for our recycled heavy truck parts operations. We utilize these 11 operating segments as reporting units, without aggregation, for purposes of goodwill impairment testing. Given the changes to our reporting units, we conducted impairment tests for each unit as of our annual testing date.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using an equal weighting of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of December 31, 2008, we had $923.8 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarters of 2008, 2007, and 2006. Furthermore, the sum of the fair values of each of our reporting units was less than our market capitalization at both the annual testing date as well as December 31, 2008. A 10% decrease in the fair value estimates of the reporting units in the fourth quarter of 2008 impairment test would have changed this determination for one reporting unit. Our self-service reporting unit’s fair value exceeded its book value by 6%. In prior years, the fair value of the self-service reporting unit has exceeded the carrying value by larger amounts. However, a combination of factors, including the decline in scrap metal and other metal prices in the fourth quarter of 2008 and our acquisition of Pick-Your-Part Auto Wrecking (“PYP”) self service yards shortly before this drop in prices, contributed to the narrowing gap between fair value and book value. We could be subject to an impairment in the self-service reporting unit, which has $101.5 million in goodwill as of December 31, 2008, in future periods if the market conditions worsen or the economic slowdown extends into 2010 or later.

Self-Insurance Programs

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, workers’ compensation and property under deductible insurance programs. The insurance premium costs are expensed over the contract periods.

We record an accrual for the claims expense related to our employee medical benefits, automobile liability, general liability, and workers’ compensation claims. The reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Our insurance reserves totaled approximately $26.2 million, net of claims deposits of $0.8 million, at December 31, 2008. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and assumptions.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.9 million, $0.7 million, and $0.9 million, at December 31, 2008, 2007, and 2006, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. FIN 48 establishes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Only those positions that meet the more-likely-than-not recognition threshold may be recognized in the financial statements. We recognize interest accrued relating to unrecognized tax benefits in our income tax expense. As a result of the implementation of FIN 48, we recorded a $0.4 million increase in the liability for unrecognized tax benefits, an increase in deferred tax assets of $0.1 million and a decrease of $0.3 million in the January 1, 2007 retained earnings balance. Prior to 2007, we recorded accruals for tax contingencies and related interest when it was determined that it was probable that we had incurred a liability and the amount could reasonably be estimated based on specific events such as an audit by a taxing authority. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Under existing GAAP, changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies of acquired businesses are charged or credited to goodwill. Adjustments to other tax accruals we make are generally recognized in the period they are determined. Under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies and income taxes of acquired businesses will be recorded in earnings in the period the changes are determined after the effective date of SFAS 141R. See “Recently Issued Accounting Pronouncements” and Note 12, “Income Taxes” in Item 8 of this Annual Report on Form 10-K for further discussion.

Stock-Based Compensation

We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards under SFAS 123R. We have been in existence since early 1998 and have been a public company since October 2003. As a result, we do not have the historical data necessary to consider using a lattice valuation model at this time. We have therefore elected to use the Black-Scholes valuation model. In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123R. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For expected term, we have what SAB 107 defines as “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the limited time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on historical forfeiture rates both pre-IPO and since we have been a public company. SFAS 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on zero-coupon U.S. government issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key weighted-average assumptions used in determining the fair value of stock options granted in 2008 were: expected term of 6.4 years; risk-free interest rate of 3.27%; dividend yield of 0%; forfeiture rate of 6.7%; and volatility of 39.4%.

Recently Issued Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as it pertains to financial assets and liabilities. In accordance with the provisions of FASB Staff Position (“FSP”) 157-2, we elected to defer the adoption of SFAS 157 relating to the fair value of non-financial assets and liabilities. We are currently evaluating the impact, if any, of applying SFAS 157 to our non-financial assets and liabilities. SFAS 157 established a framework for reporting fair value and expands disclosures required for fair value measurements. Although the adoption of SFAS 157 did not have a significant impact on our consolidated financial position, results of operations or cash flows, we are now required to provide additional disclosures as part of our financial statements. These additional disclosures are provided in Note 15, “Fair Value Measurements” in Item 8 of this Annual Report on Form 10-K.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, companies will be required to, among other things, recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. SFAS 141R also requires that acquisition-related expenses be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be expensed in income tax expense. We adopted SFAS 141R on January 1, 2009 and will apply it to business combinations prospectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The disclosure provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. As SFAS 161 specifically relates to disclosures regarding derivative and hedging activities, it will not impact our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. 142-3 on January 1, 2009 did not have an effect on our consolidated financial statements.

Segment Reporting

Over 96% of our operations are conducted in the United States. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. In 2007 and 2008, we acquired a total of four recycled OEM products businesses located in Canada. Keystone, which we acquired in October 2007, has bumper refurbishing operations in Mexico and aftermarket products businesses located in Canada. Revenue generated and properties located outside of the United States are not material.

During the third quarter of 2008, we commenced a reorganization of our vehicle replacement products operations into 11 operating segments, combining our wholesale recycled OEM products and aftermarket products on a geographic basis, with a separate operating segment for our self-service retail OEM products and one for our recycled heavy truck parts operations. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. The vehicle replacement products operations account for over 95% of our revenue, earnings and assets.

Results of Operations

The following table sets forth statement of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Statement of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	55.8%	55.1%	54.7%
Gross margin	44.2%	44.9%	45.3%
Facility and warehouse expenses	9.7%	10.3%	10.9%
Distribution expenses	9.3%	9.6%	10.1%
Selling, general and administrative expenses	13.0%	12.5%	12.9%
Restructuring expenses	0.4%	0.0%	—
Depreciation and amortization	1.6%	1.5%	1.5%
Operating income	10.2%	10.9%	9.8%
Other expense, net	1.8%	1.3%	0.6%
Income before provision for income taxes	8.4%	9.6%	9.2%
Net income	5.2%	5.8%	5.6%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. Our revenue increased 71.9%, from $1,126.8 million in 2007 to $1,937.3 million in 2008. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions, in particular the Keystone acquisition. We also processed a higher volume of vehicles in 2008, which resulted in higher revenue from processing fees and from the sale of scrap and other commodities derived from the dismantling process. Average scrap metal and other metal prices increased over the prior year, but prices decreased in the latter part of 2008. Since the October 2007 acquisition of Keystone, we have been integrating the sale and distribution of our pre-existing aftermarket, wheel and reconditioned light product offerings with Keystone and with our recycled parts operations in order to provide a wider selection of products to our customers from all distribution points. Organic revenue growth was approximately 8.8% in 2008, and was calculated assuming we had owned Keystone for all of 2007. The integration of our pre-existing aftermarket and wheel operations with Keystone prevents us from measuring revenue growth between Keystone and our pre-existing businesses since the acquisition.

Cost of Goods Sold. Our cost of goods sold increased 74.0%, from $621.1 million in 2007 to $1,080.6 million in 2008. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 55.1% to 55.8%. Our cost of goods sold percentage increased primarily due to lower gross margins at our self service facilities in the latter part of the year. The ferrous and nonferrous metals markets for scrap declined significantly in that time and our margins at the self service facilities suffered as we were forced to sell at lower prices than anticipated when we had acquired the product. While we have adjusted our purchasing to take into account the lower sales pricing for vehicles in our self service retail operations, it normally takes several months to fully adjust our buying costs, and our margins have been hurt as a result. The vehicles we purchase for the self service operations are typically much older and the revenue from scrap is a higher percentage of sales than in our wholesale salvage operation. Additionally, we experienced a difficult buying environment for our self service operations in the fourth quarter, which limited our purchases, as sellers either held vehicles in anticipation of improving conditions or demanded prices above our assessment of the current market value.

Gross Margin. Our gross margin increased 69.4%, from $505.7 million in 2007 to $856.7 million in 2008. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 44.9% to 44.2%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 61.0%, from $116.6 million in 2007 to $187.6 million in 2008. Our facility and warehouse expenses increased primarily due to $34.5 million in higher wages and fringe benefits resulting from increased headcount for field personnel, $20.8 million for higher facility rents, taxes and utilities, $4.6 million of higher repairs and maintenance, and $2.9 million of higher supplies expense. Our acquisition of Keystone accounted for a majority of the increase, while our acquisition of PYP in August 2008 contributed $11.3 million to the increase. As a percentage of revenue, facility and warehouse expenses decreased from 10.3% to 9.7%, primarily due to better expense leverage on increased revenue.

Distribution Expenses. Distribution expenses increased 66.4%, from $108.2 million in 2007 to $180.1 million in 2008. Our distribution expenses increased primarily due to $33.7 million of higher wage and benefit costs from an increase in the number of employees, higher fuel costs of $15.7 million, higher truck rentals and repairs of $9.6 million, and higher third party freight of $9.7 million. Our acquisition of Keystone accounted for the majority of the increases. As a percentage of revenue, distribution expenses decreased from 9.6% to 9.3%, primarily due to better expense leverage on increased revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 78.9%, from $140.8 million in 2007 to $252.0 million in 2008. The majority of the expense increase was a result of an increase in labor and labor-related expenses of $74.1 million due primarily to higher sales commission expenses and increased headcount. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. Our remaining selling, general and administrative expenses increased due primarily to higher professional fees of $8.8 million, higher telephone expense of $5.4 million, higher bad debt expense of $4.4 million, higher advertising and promotion of $5.0 million, and higher employee travel expenses of $3.9 million. Our acquisition of Keystone accounted for a majority of the increases. As a percentage of revenue, selling, general and administrative expenses increased from 12.5% to 13.0%. Aftermarket products, which became a larger portion of our business with the Keystone acquisition, have higher selling costs as a percentage of revenue than our recycled products.

Restructuring Expenses. Restructuring expenses increased from $0.4 million in 2007 to $8.6 million in 2008. Restructuring expenses include facility and personnel relocation costs, severance, and lease termination costs that we incurred when we combined some of our existing facilities into Keystone facilities. We completed the acquisition of Keystone on October 12, 2007. As of December 31, 2008, we have completed the majority of our facility and systems conversions. We currently anticipate the combination of operations and migration of systems will be substantially completed during the second quarter of 2009.

Depreciation and Amortization. Depreciation and amortization increased 79.5%, from $17.1 million in 2007 to $30.7 million in 2008. Our acquisition of Keystone accounted for the majority of the increase in depreciation and amortization expense, including $3.0 million of higher amortization for the Keystone trade name. As a percentage of revenue, depreciation and amortization increased from 1.5% in 2007 to 1.6% in 2008.

Operating Income. Operating income increased 61.2% from $122.7 million in 2007 to $197.7 million in 2008. As a percentage of revenue, operating income decreased from 10.9% to 10.2%.

Other (Income) Expense. Net other expense increased 137.1% from $14.4 million in 2007 to $34.1 million in 2008. Net interest expense increased 121.9% to $35.5 million in 2008 from $16.0 million in 2007. Our average bank borrowings increased approximately $410.5 million during 2008 as compared to 2007, due primarily to the Keystone acquisition. We had $0.9 million of proceeds from corporate owned life insurance in 2007. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. As a percentage of revenue, net other expense increased from 1.3% in 2007 to 1.8% in 2008, due primarily to higher interest expense.

Provision for Income Taxes. The provision for income taxes increased 50.3%, from $42.4 million in 2007 to $63.7 million in 2008, due primarily to improved operating results. Our effective tax rate was 38.9% in 2008 and 39.1% in 2007. We experienced an increase in our effective state tax rate of 0.4% compared to the prior year as a result of the Keystone acquisition, which affected the apportionment of our state income towards higher rate jurisdictions. Discrete items decreased the effective rate in 2008 as opposed to increasing the effective rate in 2007. In 2008, we identified several state tax credits for which we were eligible and recognized a tax benefit of approximately $1.2 million in our income tax provision for 2008. Provisions for uncertain tax positions increased relative to the prior year, primarily as a result of Keystone tax reserves. In 2007, we reduced certain deferred tax assets and net income by $0.6 million due to a change in a state’s income tax law where we have operations, which increased our effective rate by 0.5%. This effect was partially offset by the benefit from $0.9 million of non-taxable life insurance proceeds from corporate owned life insurance.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue. Our revenue increased 42.7%, from $789.4 million in 2006 to $1,126.8 million in 2007. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions. Organic revenue growth was approximately 12.4% in 2007. We continued to expand our services to the insured repair industry and added local delivery routes and transfer routes that helped us to increase our market penetration. We also continued to integrate the sale and distribution of our aftermarket, wheel and refurbished light vehicle replacement product offerings with our recycled OEM products in more locations in order to provide a wider selection of products to our customers. Business acquisitions completed in 2007 (including Keystone since the closing of that transaction on October 12, 2007) and the full year impact of our 2006 acquisitions accounted for approximately $239.6 million of incremental revenue for the year.

Cost of Goods Sold. Our cost of goods sold increased 43.8%, from $431.8 million in 2006 to $621.1 million in 2007. As a percentage of revenue, cost of goods sold increased from 54.7% to 55.1%. The increase in cost of goods sold was primarily due to increased volume of products sold. Our cost of goods sold percentage increased primarily due to the lower gross margin of our aluminum smelter and purchase accounting inventory adjustments as described below relating to SFAS 141. This smelter had revenue of $38.4 million at a gross margin of 4.8% in 2007, compared to $28.2 million at a gross margin of 7.1% during 2006. We were also required to write-up the value of Keystone’s finished goods and work in process inventories for refurbished products in accordance with SFAS 141. As a result, we recorded an additional $1.8 million in cost of goods sold for the period we owned Keystone in 2007. We will record an additional $1.1 million of cost of goods sold in the first quarter of 2008 related to this SFAS 141 write-up.

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

Provision for Income Taxes. The provision for income taxes increased 49.1%, from $28.4 million in 2006 to $42.4 million in 2007, due primarily to improved operating results. Our effective tax rate was 39.1% in 2007 and 39.0% in 2006. Our effective tax rate in 2007 was impacted by several items. We had $0.9 million of non-taxable life insurance proceeds from corporate owned life insurance. In addition, we reduced certain deferred tax assets and net income by $0.6 million due to a change in a state’s income tax law where we have operations. We also were able to utilize certain state tax net operating loss carry forwards that we did not expect would be realized and adjusted tax reserves due to the statutory closing of certain tax years. Without all of these adjustments the effective tax rate would have been 40.0%.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flow from our operations and our credit facility. At December 31, 2008, we had $79.1 million in cash and cash equivalents and approximately $71.4 available under our bank credit agreement ($115 million commitment less outstanding revolver borrowings of $5.3 million and letters of credit of $23.2 million, and excluding a $15 million commitment from Lehman Commercial Paper Inc. (“LCP”) that is unlikely to be honored, as described below). On September 25, 2007, we completed a public offering of 27.6 million shares of our common stock, with 23.6 million shares sold by us and 4.0 million shares sold by certain selling stockholders. We received approximately $349.5 million in net proceeds from the offering, after deducting underwriting discounts and expenses of the offering. We paid all amounts outstanding under our revolving credit facility at that time and temporarily invested the remaining proceeds in cash equivalents until we used the proceeds to acquire Keystone on October 12, 2007.

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

LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on October 5, 2008. LCP is the administrative agent under our Credit Agreement and had committed to provide $15 million under the revolving credit facility that is a part of our Credit Agreement. Our ability to draw on that $15 million is doubtful as a result of the bankruptcy filing. LCP is also our swing line lender and in such capacity had committed to provide same day borrowing of swing line loans as part of our revolving credit facility. We have not borrowed any amounts under any swing line loans. Our ability to access this short term borrowing is doubtful as a result of the bankruptcy filing. However, we do not believe that any inability to draw on the $15 million revolving credit facility or to access our swing line facility will have a material adverse impact on us.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, including compliance with the required senior secured debt ratio. We were in compliance with all restrictive covenants as of December 31, 2008.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates on borrowings outstanding against our senior secured credit facility at December 31, 2008 (after giving effect to the interest rate swap contracts in force, described in Note 5, “Long-Term Obligations,” in Item 8 of this Annual Report on Form 10-K) and 2007 were 4.62% and 7.53%, respectively, before debt issuance cost amortization. Borrowings against the senior secured credit facility totaled $638.3 million and $650.3 million at December 31, 2008 and 2007, respectively, of which $19.8 million and $10.0 million are classified as current maturities, respectively.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 144,500, 126,000 and 111,400 wholesale salvage vehicles in 2008, 2007 and 2006, respectively. In addition, we acquired approximately 297,000, 197,500 and 138,700 lower cost self-service and crush only vehicles in 2008, 2007 and 2006, respectively. Our purchases of aftermarket parts and wheels totaled approximately $490.4 million, $190.1 million and $94.5 million in 2008, 2007 and 2006, respectively, with the increase principally due to our acquisition of Keystone.

Net cash provided by operating activities totaled $133.0 million for the year ended December 31, 2008, compared to $54.4 million for the same period of 2007. Net income adjusted for non-cash depreciation, amortization and stock-based compensation generated $141.2 million of cash in 2008, a $53.8 million increase over the same period of 2007. Working capital uses of cash, net of effects of purchase acquisitions, included increases in receivables and decreases in accounts payable and other accrued expenses. Receivables increased primarily due to a growth in revenue. Accounts payable decreased primarily due to accelerating some of Keystone’s vendor payments in order to take advantage of discounts offered for earlier payment. Inventory, net of effects of purchase acquisitions, generated a cash inflow of $4.2 million for 2008, compared to a $35.1 million outflow in the prior year. The reduction in the inventory balance is attributable to a decline in aftermarket inventory resulting from the consolidation of LKQ’s former aftermarket operations with Keystone’s. Additionally, we experienced a difficult buying environment for our self service operations in the fourth quarter, which limited our purchases, as sellers either held vehicles in anticipation of improving conditions or demanded prices above our assessment of the current market value.

Net cash used in investing activities totaled $138.9 million for the year ended December 31, 2008, compared to $905.8 million for the same period of 2007. We invested $74.2 million of cash in eight acquisitions in 2008 compared to $868.0 million for 12 acquisitions in the comparable period of 2007, including the acquisition of Keystone for cash consideration of approximately $807 million. Net property and equipment and other long term asset purchases increased $26.9 million in 2008, which is partially attributable to a full year of capital spending for Keystone compared to less than three months in 2007. Additionally, we continued spending to expand our salvage facilities and develop our operating systems.

Net cash provided by financing activities totaled $11.8 million for the year ended December 31, 2008, compared to $921.6 million for the same period of 2007, which resulted primarily from the term loan borrowings in October 2007 and the sale of common stock in September 2007. Exercises of stock options provided $10.4 million and $12.1 million in the years ended December 31, 2008 and 2007, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $12.5 million and $19.3 million in the years ended December 31, 2008 and 2007, respectively. Net repayments of long-term debt obligations and line of credit borrowings totaled $10.9 million in 2008 while net borrowings were $554.7 million in 2007, primarily resulting from term loan borrowings of $651.0 million for the Keystone acquisition.

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

Net cash provided by financing activities totaled $921.6 million in 2007, compared to $59.1 million in 2006. As described below, we received $349.5 million from the sale of 23.6 million shares of our common stock in a public offering in 2007. We also borrowed $651.0 million under our term loan to finance the Keystone acquisition in 2007. Exercises of stock options totaled $12.1 million in 2007 compared to $5.5 million in 2006, while the excess tax benefit from such option exercises was $19.3 million in 2007 and $7.1 million in 2006. We exercised a call option and retired $1.1 million of redeemable common stock in 2007. In connection with our debt refinancing, we paid $12.8 million in debt issuance costs in 2007. We repaid $88.2 million in 2007 under our previous revolving credit facility compared to net borrowings of $48.0 million in 2006. Repayments of long-term obligations increased $5.9 million in 2007.

As part of the consideration for business acquisitions completed during 2008, 2007 and 2006, we issued promissory notes totaling approximately $1.6 million, $1.7 million and $7.2 million, respectively. The notes bear interest at annual rates of 3.5% to 6.0%, and interest is payable at maturity or in monthly installments.

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

We estimate that our capital expenditures for 2009, excluding business acquisitions, will be between $75.0 and $80.0 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2009 will be in excess of $145.0 million.

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

Off-Balance Sheet Arrangements and Future Commitments

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.

The following table represents our future commitments under contractual obligations as of December 31, 2008:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Contractual obligations
Long-term debt	$800.5	$51.3	$137.8	$610.8	$0.6
Operating leases	220.9	48.0	72.7	46.9	53.3
Outstanding letters of credit	23.2	8.4	14.8	0.0	0.0
Purchase obligations	29.1	26.1	0.0	0.0	3.0
Other long-term obligations
Deferred compensation plans	3.7	0.0	0.0	0.0	3.7
Long term incentive plan	5.0	3.4	1.6	0.0	0.0
Pension and postretirement benefits	1.5	0.7	0.1	0.1	0.6
FIN 48 liability	7.9	0.8	5.4	1.1	0.6

Total	$1,091.8	$138.7	$232.4	$658.9	$61.8

Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate credit facility as of December 31, 2008. The long term debt outstanding at December 31, 2008 in the above table includes interest computed at the average effective rate of 4.62% at December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks (JP Morgan Chase Bank, N.A. and Deutsche Bank AG) that we believe are creditworthy and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of December 31, 2008, three interest rate swap contracts representing a total of $500 million of notional amount were outstanding with various maturity dates through April 2011. All of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at December 31, 2008 was a liability of approximately $14.5 million, and the value of such contracts is subject to changes in interest rates.

At December 31, 2008, we had unhedged variable rate debt of $138.3 million. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $1.4 million annually.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the metal price fluctuations, which influence our revenue, and any inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. Scrap metal and other metal prices declined significantly in the fourth quarter of 2008, which had a negative effect on our revenue and margins. This trend will continue until inventory costs decrease by an amount commensurate with the decline of scrap metal and other metal prices.

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

Our investment in our operations in Central America and Canada is not material, and we do not attempt to hedge our foreign currency risk related to such operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Tax—an Interpretation of Financial Accounting Standards Board Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2009

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and equivalents	$79,067	$74,241
Receivables, net	148,422	125,572
Inventory	332,756	320,238
Deferred income taxes	19,644	18,809
Prepaid income taxes	21,164	6,344
Prepaid expenses	7,865	8,088

Total Current Assets	608,918	553,292
Property and Equipment, net	258,956	217,059
Intangible Assets
Goodwill	923,807	825,881
Other intangible assets, net	71,150	74,951
Other Assets	18,973	21,472

Total Assets	$1,881,804	$1,692,655

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$65,411	$68,871
Accrued expenses
Accrued payroll-related liabilities	33,129	27,542
Other accrued expenses	42,006	45,630
Deferred revenue	4,733	4,844
Current portion of long-term obligations	21,934	16,936

Total Current Liabilities	167,213	163,823
Long-Term Obligations, Excluding Current Portion	620,940	641,526
Deferred Income Tax Liability	43,518	25,607
Other Noncurrent Liabilities	29,627	11,922
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 139,921,410 and 134,149,066 shares issued and outstanding at December 31, 2008 and 2007, respectively.	1,399	1,341
Additional paid-in capital	790,933	705,778
Retained earnings	241,938	142,039
Accumulated other comprehensive income (loss)	(13,764)	619

Total Stockholders’ Equity	1,020,506	849,777

Total Liabilities and Stockholders’ Equity	$1,881,804	$1,692,655

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue	$1,937,301	$1,126,825	$789,381
Cost of goods sold	1,080,632	621,076	431,832

Gross margin	856,669	505,749	357,549
Facility and warehouse expenses	187,645	116,577	86,298
Distribution expenses	180,063	108,185	80,088
Selling, general and administrative expenses	251,982	140,843	102,174
Restructuring expenses	8,589	388	—
Depreciation and amortization	30,694	17,099	11,823

Operating income	197,696	122,657	77,166
Other (income) expense:
Interest expense	37,846	17,758	5,955
Interest income	(2,309)	(1,746)	(131)
Other income, net	(1,429)	(1,626)	(1,479)

Total other expense	34,108	14,386	4,345

Income before provision for income taxes	163,588	108,271	72,821
Provision for income taxes	63,689	42,370	28,426

Net income	$99,899	$65,901	$44,395

Net income per share:
Basic	$0.73	$0.58	$0.42

Diluted	$0.71	$0.55	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,899	$65,901	$44,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,421	18,018	12,086
Loss (gain) on sale of property and equipment	943	(138)	(20)
Stock-based compensation expense	5,498	3,039	2,461
Amortization of debt issuance costs	2,409	424	—
Deferred income taxes	13,535	4,304	3,618
Gain on sale of investment securities	—	—	(719)
Excess tax benefit from exercise of stock options	(12,547)	(19,257)	(7,101)
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	(15,026)	(11,026)	(4,133)
Inventory	4,232	(35,134)	(8,671)
Prepaid expenses and other assets	1,241	261	(1,242)
Accounts payable	(4,785)	6,877	(2,469)
Accrued expenses	(6,175)	121	4,052
Prepaid income taxes/income taxes payable	8,960	17,000	7,071
Deferred revenue	(113)	979	224
Other noncurrent liabilities	1,469	3,000	2,829

Net cash provided by operating activities	132,961	54,369	52,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(66,908)	(38,401)	(36,152)
Proceeds from sale of property and equipment	2,206	602	250
Proceeds from sale of investment securities	—	—	848
Repayment of escrow	—	—	(2,561)
Decrease in restricted cash in escrow	—	—	450
Cash used in acquisitions	(74,208)	(868,022)	(73,492)

Net cash used in investing activities	(138,910)	(905,821)	(110,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	349,529	—
Proceeds from exercise of stock options	10,402	12,080	5,477
Retirement of redeemable common stock	—	(1,125)	—
Proceeds from exercise of warrants	—	—	785
Excess tax benefit from exercise of stock options	12,547	19,257	7,101
Debt issuance costs	(219)	(12,832)	—
Net borrowings (repayments) under line of credit	5,271	(88,170)	48,000
(Repayments) borrowings under term loans	(9,957)	650,984	—
Repayments of long-term debt obligations	(6,251)	(8,094)	(2,229)

Net cash provided by financing activities	11,793	921,629	59,134

Effect of exchange rate changes on cash and equivalents	(1,018)	33	—
Net increase in cash and equivalents	4,826	70,210	858
Cash and equivalents, beginning of period	74,241	4,031	3,173

Cash and equivalents, end of period	$79,067	$74,241	$4,031

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$1,573	$1,699	$7,200
Notes assumed in connection with business acquisitions	267	118	—
Stock issued in connection with business acquisitions	60,041	—	—
Cash paid for income taxes, net of refunds	39,171	21,371	18,125
Cash paid for interest	35,864	13,898	4,278
Property and equipment acquired under capital leases	746	—	—

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount		Warrants	Retained Earnings
BALANCE, January 1, 2006	102,828	$1,028	$306,790	$80	$32,027	$1,295	$341,220
Net income	—	—	—	—	44,395	—	44,395
Unrealized loss on investment in equity securities, net of tax	—	—	—	—	—	(214)	(214)
Foreign currency translation	—	—	—	—	—	(23)	(23)

Total comprehensive income	—	—	—	—	—	—	44,158
Stock issued as director compensation	8	—	72	—	—	—	72
Stock-based compensation expense	—	—	2,389	—	—	—	2,389
Exercise of stockholder guarantor warrants	1,570	16	849	(80)	—	—	785
Exercise of stock options, including related tax benefits of $7,101	2,194	22	12,556	—	—	—	12,578

BALANCE, December 31, 2006	106,600	$1,066	$322,656	$—	$76,422	$1,058	$401,202

Adjustment for adoption of FIN 48	—	—	—	—	(284)	—	(284)

BALANCE, January 1, 2007	106,600	$1,066	$322,656	$—	$76,138	$1,058	$400,918

Net income	—	—	—	—	65,901	—	65,901
Reversal of unrealized gain on investment in equity securities, net of tax	—	—	—	—	—	(1,137)	(1,137)
Foreign currency translation	—	—	—	—	—	698	698

Total comprehensive income	—	—	—	—	—	—	65,462
Purchase and retirement of redeemable common stock	—	—	(508)	—	—	—	(508)
Stock issued as director compensation	7	—	109	—	—	—	109
Stock-based compensation expense	—	—	2,930	—	—	—	2,930
Sale of common stock	23,600	236	349,293	—	—	—	349,529
Exercise of stock options, including related tax benefits of $19,257	3,942	39	31,298	—	—	—	31,337

BALANCE, December 31, 2007	134,149	$1,341	$705,778	$—	$142,039	$619	$849,777

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income—(Continued)

(In thousands)

	Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount		Warrants	Retained Earnings
BALANCE, December 31, 2007	134,149	$1,341	$705,778	$—	$142,039	$619	$849,777
Net income	—	—	—	—	99,899	—	99,899
Unrealized gain on pension plan, net of tax	—	—	—	—	—	144	144
Unrealized loss on change in fair value of interest rate swap agreements, net of tax	—	—	—	—	—	(8,841)	(8,841)
Foreign currency translation	—	—	—	—	—	(5,686)	(5,686)

Total comprehensive income	—	—	—	—	—	—	85,516
Stock issued in business acquisitions	2,919	29	60,012	—	—	—	60,041
Share price guarantee	—	—	(3,275)	—	—	—	(3,275)
Stock issued as director compensation	7	—	122	—	—	—	122
Stock-based compensation expense	—	—	4,671	—	—	—	4,671
Activity related to restricted stock awards	190	2	703	—	—	—	705
Exercise of stock options, including related tax benefits of $12,547	2,656	27	22,922	—	—	—	22,949

BALANCE, December 31, 2008	139,921	$1,399	$790,933	$—	$241,938	$(13,764)	$1,020,506

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

We are the largest nationwide provider of recycled vehicle original equipment manufacturer (“OEM”) products and related services, and with our acquisition of Keystone Automotive Industries, Inc. (“Keystone”) in October 2007, we are also the largest nationwide provider of aftermarket collision replacement products and refurbished bumper covers and wheels. We operate out of a total of approximately 280 facilities offering our customers a broad range of replacement systems, components, and parts to repair vehicles.

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

Per Share Amounts

All per share amounts and the number of shares for all periods have been retroactively adjusted to reflect the two-for-one stock split paid as a stock dividend on December 3, 2007. See Note 3, “Capital Structure,” for further discussion.

Revenue Recognition

The majority of our revenue is derived from the sale of recycled OEM products and aftermarket products. Revenue is recognized when the products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $11.2 million and $7.5 million at December 31, 2008 and 2007, respectively. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts.

Shipping & Handling

Revenue also includes amounts billed to customers related to shipping and handling of approximately $14.3 million, $11.3 million and $8.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. Distribution expenses in the accompanying consolidated statements of income are the costs incurred to prepare and deliver products to customers, including shipping and handling costs.

Cash and Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Our cash equivalents primarily include holdings in money market funds and overnight securities.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $5.8 million and $4.3 million at December 31, 2008 and 2007, respectively. The reserve is based upon our assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience.

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

For all inventory, carrying value is reduced regularly to the lower of cost or market to reflect the age of the inventory and current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Inventory consists of the following (in thousands):

	December 31,
	2008	2007
Salvage products	$140,126	$111,775
Aftermarket and refurbished products	184,527	201,408
Core facilities inventory	8,103	7,055

	$332,756	$320,238

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements that extend the useful life of the related asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Construction in progress consists primarily of building and land improvements at our existing facilities and costs associated with the development of internal-use software projects. Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease and renewal periods, if shorter. Other estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	5-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Land and improvements	$49,955	$40,397
Buildings and improvements	72,665	64,239
Furniture, fixtures and equipment	106,478	76,607
Computer equipment and software	42,535	30,230
Vehicles and trailers	20,417	16,051
Leasehold improvements	31,105	24,224

	323,155	251,748
Less—Accumulated depreciation	(77,540)	(53,908)
Construction in progress	13,341	19,219

	$258,956	$217,059

We capitalize costs incurred in connection with obtaining and the development of internal use computer software in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

We capitalize interest on assets under construction or development, including internal-use software.

Intangible Assets

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired), and other specifically identifiable intangible assets such as the trade name acquired in connection with our acquisition of Keystone in October 2007, covenants not to compete and trademarks.

Goodwill is tested for impairment at least annually. We performed annual impairment tests during the fourth quarter of 2008, 2007 and 2006. The results of these tests indicated that goodwill was not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of January 1, 2006	$181,792
Adjustment of previously recorded goodwill	4,543
Business acquisitions	59,897

Balance as of December 31, 2006	246,232
Adjustment of previously recorded goodwill	1,921
Exchange rate effects	1,403
Business acquisitions	576,325

Balance as of December 31, 2007	825,881
Adjustment of previously recorded goodwill	6,511
Exchange rate effects	(7,459)
Business acquisitions	98,874

Balance as of December 31, 2008	$923,807

In 2008, we adjusted previously recorded goodwill by $6.5 million, including a $6.8 million increase related to the Keystone acquisition and a $0.3 million decrease related to other acquisitions made in 2007. The Keystone adjustments included increases to goodwill for: (i) a $3.1 million reduction in fixed asset values; (ii) final current asset and liability valuation adjustments of $3.8 million, including adjustments to increase the allowance for estimated returns, discounts and allowances and the accrual for unused vacation; and (iii) tax basis and reserve adjustments totaling $3.0 million. These increases to goodwill were partially offset by $1.8 million in reductions to the restructuring reserves as discussed in Note 8, “Restructuring and Integration Costs,” and a $1.3 million refund of an overpayment on Keystone shares at the acquisition date.

In 2007, we adjusted previously recorded goodwill by $1.9 million resulting from the accrual of a $1.9 million contingent payment to former shareholders of Fit-Rite Body Parts, Inc. (“Fit-Rite”).

In 2006, we adjusted previously recorded goodwill by $4.5 million. These adjustments included a $2.7 million payment to former shareholders of Fit-Rite, based upon achievement of certain post acquisition wholesale revenue levels and post acquisition gross margin targets. In addition, we made final asset and liability valuation adjustments for acquisitions made during 2005 of $1.4 million and recorded facility closure reserves of $0.4 million for two locations acquired in the Fit-Rite acquisition.

Other intangible assets totaled approximately $71.1 million and $75.0 million at December 31, 2008 and 2007, respectively. Accumulated amortization of other intangible assets at December 31, 2008 and 2007 was approximately $5.1 million and $1.0 million, respectively. Amortization expense was approximately $4.1 million, $0.9 million and $0.0 million during the years ended December 31, 2008, 2007 and 2006, respectively. Covenants not to compete are amortized over the lives of the respective agreements, which range from three to five years, on a straight-line basis. The Keystone trade name was valued at approximately $74.7 million and is being amortized over 20 years on a straight-line basis. Estimated annual amortization expense for the years ended December 31, 2009 through 2013 is approximately $4.0 million.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying value of long-lived assets during the years ended December 31, 2008, 2007 or 2006.

Investments

Prior to our acquisition of Keystone on October 12, 2007, we held common shares of Keystone, which were classified as an available-for-sale investment security under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Accordingly, the investment was included in Other Assets at its fair value of approximately $2.2 million at December 31, 2006, with the unrealized gain excluded from earnings and included in Accumulated other comprehensive income, net of applicable taxes. The fair value of this investment at December 31, 2006 was estimated based upon the quoted market price for these securities. We sold a portion of our investment and included the realized gains of $0.7 million in other (income) expense during the year ended December 31, 2006. Upon our acquisition of Keystone on October 12, 2007, the unrealized gain was removed from Accumulated other comprehensive income, net of applicable taxes, and the original cost of the common shares was considered a component of the purchase price.

Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, net trade receivables, cash surrender value of life insurance policies, accounts payable, deferred compensation liabilities, interest rate swaps and debt. The carrying amounts of financial instruments approximate fair value, including debt as it consists of primarily variable interest rate notes. We use the market approach to value our financial assets and liabilities, determined using available market information. Fair value disclosures required by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), are included in Note 15.

Accounts Payable

In accordance with Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” we have reclassified net book overdrafts of approximately $13.7 million to Accounts payable at December 31, 2008.

Accrued Expenses

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, workers’ compensation and property under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Other accrued expenses include insurance reserves of approximately $26.2 million and $19.6 million, net of claims deposits of $0.8 million and $2.0 million, at December 31, 2008 and 2007, respectively. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and assumptions.

We have entered into certain arrangements whereby salvage vehicles are obtained directly from major insurance companies and automotive manufacturers at a cost calculated as a percentage of the revenue generated from each vehicle. Accrued expenses include an estimated liability of approximately $1.7 million and $1.5 million at December 31, 2008 and 2007, respectively, for salvage inventory procured under such arrangements.

Product Warranties

We generally warrant certain mechanical parts against defects for a period of six months. Based on historical warranty claims, we accrue the estimated costs of the warranty coverage at the time of sale. The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2007	$410
Warranty expense	3,876
Warranty claims	(3,706)

Balance as of December 31, 2007	580
Warranty expense	3,681
Warranty claims	(3,721)

Balance as of December 31, 2008	$540

Income Taxes

Current income taxes are provided on income reported for financial reporting purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred income taxes have been provided to show the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or that future deductibility is uncertain.

Effective January 1, 2007, we adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation, we recognized an increase of approximately $0.3 million (net of tax effect) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties associated with income tax obligations in income tax expense.

Income taxes are not provided on our interest in undistributed earnings of foreign subsidiaries when it is management’s intent that such earnings will remain invested in those subsidiaries. Taxes will be provided on these earnings in the period in which a decision is made to repatriate the earnings.

Other Noncurrent Liabilities

Other Noncurrent Liabilities include approximately $14.5 million at December 31, 2008 related to the interest rate swap as discussed in Note 5. Other Noncurrent Liabilities also include approximately $3.5 million and $4.4 million at December 31, 2008 and 2007, respectively, related to employee nonqualified deferred compensation plans as discussed in Note 10 and approximately $1.6 million and $3.9 million at December 31, 2008 and 2007, respectively, related to a long term incentive plan for certain key employees as discussed in Note 14.

Other Noncurrent Liabilities also include approximately $0.5 million and $0.7 million at December 31, 2008 and 2007, respectively, related to unasserted claims that are deemed probable of assertion. In the event the unasserted claims are asserted and resolved for amounts different than those accrued, or are determined to no longer be probable in future periods, the amounts so determined would be adjusted to income in the periods such determination is made.

Depreciation Expense

Included in Cost of Goods Sold is depreciation expense associated with refurbishing and smelting operations.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards (see Note 4). We elected to use the modified prospective transition method, pursuant to which prior periods are not restated. Compensation expense for all share-based payments granted or modified after the effective date is recognized prospectively based upon the requirements of SFAS 123R and compensation expense for all unvested share-based payments as of January 1, 2006 that were issued subsequent to the filing of the registration statement regarding our initial public offering in October 2003 is recognized prospectively based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), net of estimated forfeitures. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of our historical option forfeitures. We have elected to recognize compensation expense on a straight-line basis over the requisite service period of the award.

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Stock options	$4,671	$2,930	$2,389
Restricted stock	705	—	—
Stock issued in lieu of quarterly cash compensation for a non-employee director	122	109	72

Total stock-based compensation expense	$5,498	$3,039	$2,461

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of goods sold	$13	$13	$13
Facility and warehouse expenses	2,015	958	599
Selling, general and administrative expenses	3,470	2,068	1,849

	5,498	3,039	2,461
Income tax benefit	(2,166)	(1,186)	(960)

Total stock based compensation, net of tax	$3,332	$1,853	$1,501

We have not capitalized any stock-based compensation cost during the years ended December 31, 2008, 2007 or 2006. As of December 31, 2008, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	Total
2009	$4,587	$727	$5,314
2010	4,226	727	4,953
2011	3,386	727	4,113
2012	2,464	727	3,191
2013	99	22	121

Total unrecognized compensation expense	$14,762	$2,930	$17,692

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used to compute the fair value of stock option grants:

	Year Ended December 31,
	2008	2007	2006
Expected life (in years)	6.4	6.4	6.2
Risk-free interest rate	3.27%	4.37%	4.38%
Volatility	39.4%	40.0%	40.0%
Dividend yield	0%	0%	0%
Weighted average fair value of options granted	$8.51	$5.15	$4.60

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

Risk-free interest rate—We base the risk free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of restricted stock and warrants. Certain of our stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Segment Information

Over 96% of our operations are conducted in the United States. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. In 2007 and 2008, we acquired four recycled OEM products businesses located in Canada. Keystone, which we acquired in October 2007, has bumper refurbishing operations in Mexico and aftermarket products businesses located in Canada. Revenue generated and properties located outside of the United States are not material.

During the third quarter of 2008, we commenced a reorganization of our vehicle replacement products operations into 11 operating segments, combining our wholesale recycled OEM products and aftermarket products on a geographic basis, with a separate operating segment for our self-service retail OEM products and one for our recycled heavy truck parts operations. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. The vehicle replacement products operations account for over 95% of our revenue, earnings and assets.

The following table sets forth our revenue by product category (in thousands):

	Year Ended December 31,
	2008	2007	2006
Recycled products and related products and services	$660,731	$535,907	$467,869
Aftermarket, other new and refurbished products	998,690	409,428	196,454
Other	277,880	181,490	125,058

	$1,937,301	$1,126,825	$789,381

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as it pertains to financial assets and liabilities. In accordance with the provisions of FASB Staff Position (FSP) 157-2, we elected to defer the adoption of SFAS 157 relating to the fair value of non-financial assets and liabilities. We are currently evaluating the impact, if any, of applying SFAS 157 to our non-financial assets and liabilities. SFAS 157 established a framework for reporting fair value and expands disclosures required for fair value measurements. Although the adoption of SFAS 157 did not have a significant impact on our consolidated financial position, results of operations or cash flows, we are now required to provide additional disclosures as part of our financial statements. These additional disclosures are provided in Note 15, “Fair Value Measurements.”

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Upon our adoption of SFAS 159, we did not elect the fair value option for any financial assets or liabilities. Therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the U.S. Securities and Exchange Commission (“SEC”) issued SAB 110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123R. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, companies will be required to, among other things, recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. SFAS 141R also requires that acquisition-related expenses be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period be expensed in income tax expense. We adopted SFAS 141R on January 1, 2009 and will apply it to business combinations prospectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The disclosure provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. As SFAS 161 specifically relates to disclosures regarding derivative and hedging activities, it will not impact our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. 142-3 on January 1, 2009 did not have an effect on our consolidated financial statements.

Note 3. Capital Structure

On February 14, 2001, we issued warrants to purchase 7,844,448 shares of our common stock at an exercise price of $0.50 per share to certain stockholder guarantors. We had breached certain covenants of our credit facility including covenants relating to operating income and the minimum required ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We entered into an amendment to the credit agreement with our banks that waived the breaches and modified certain of the covenants. As part of the amendment, the banks required that stockholders guaranty $10 million of the debt, with the guaranties secured by letters of credit or other highly liquid collateral acceptable to the banks. All of our stockholders were given the opportunity to participate in this transaction and 30 of our stockholders provided the guaranties. In exchange for providing the guaranties, each guarantor received certain rights, including a guaranty fee. The guaranty fee consisted of each guarantor’s pro rata portion of warrants to purchase a total of 7,844,448 shares of our common stock (10% of the then outstanding shares of common stock assuming exercise of these warrants) at an exercise price of $0.50 per share. The warrants became exercisable upon issuance and were to expire on February 14, 2006. All such warrants were exercised prior to the expiration date. The warrants were valued at approximately $401,000 at the date of grant. Warrants to purchase 1,570,144 shares of our common stock at a price of $0.50 per share were exercised during the year ended December 31, 2006. The stockholder guaranties were cancelled in June 2002 when we entered into a new credit facility.

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

Note 4. Equity Incentive Plans

In February 1998, we adopted the LKQ Corporation 1998 Equity Incentive Plan to attract and retain employees and consultants. Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted. On March 6, 2002, our stockholders approved an increase in the number of shares available under the Equity Incentive Plan from 12.0 million to 20.0 million, subject to antidilution and other adjustment provisions. On May 9, 2005, our stockholders approved an increase in the number of shares available under the Equity Incentive Plan from to 20.0 million to 28.0 million, subject to antidilution and other adjustment provisions.

In June 2003, our Board of Directors adopted the LKQ Corporation Stock Option and Compensation Plan for Non-Employee Directors and in September 2003, the plan was approved by our stockholders. Options granted under the Director Plan were automatic and nondiscretionary, and the exercise price of the options was 100% of the fair market value of our common stock on the grant date. Only non-employee directors were eligible for grants under the Director Plan. On March 5, 2007, our Board of Directors amended the Director Plan to eliminate the annual option grants to non-employee directors. The amendment was effective commencing with the second quarter of 2007. On October 12, 2007, our Board of Directors further amended the Director Plan to eliminate the initial option grant to new, non-employee directors. The Director Plan will terminate in June 2013, unless our Board of Directors terminates it sooner. The number of shares available under the Director Plan is 2,000,000, subject to antidilution and other adjustment provisions.

During January 2009, 2008 and 2007, our Board of Directors made an annual grant of options to employees to purchase a total of 1,548,300, 1,392,250 and 965,000 shares of our common stock at an exercise price of $11.955, $19.135 and $10.06 per share, respectively. The options vest over a period of five years.

On January 9, 2009, our Board of Directors granted options to non-employee directors to purchase a total of 240,000 shares of our common stock at an exercise price of $11.955 per share. The options vest over a period of five years.

On January 11, 2008, our Board of Directors granted a total of 190,000 shares of restricted stock to certain of our key employees under our Equity Incentive Plan. The grant-date fair value of the awards was approximately $3.6 million, or $19.14 per share. Vesting of the awards is subject to a continued service condition, with 20% of the shares vesting each year on the anniversary date of the grant. The fair value of each share of restricted stock awarded was equal to the market value of a share of our common stock on the grant date. Until the shares of restricted stock vest, they may not be sold, pledged or otherwise transferred and are subject to forfeiture upon the recipient’s voluntary termination of employment or termination for cause.

Stock options expire ten years from the date they are granted. Most of the options granted under the Equity Incentive Plan vest over a period of five years. Most of the options granted under the Director Plan vest six months after the date of grant. We expect to issue new shares of common stock to cover future stock option exercises.

We issue new shares of our common stock upon the exercise of stock options. A summary of transactions in our stock-based compensation plans is as follows:

			Stock Options
	Restricted Shares and Options Available for Grant	Restricted Shares Outstanding	Number of Shares Outstanding	Weighted Average Exercise Price
Balance, January 1, 2006	8,987,640	—	15,033,340	$3.38
Granted	(1,231,000)	—	1,231,000	9.95
Exercised	—	—	(2,194,072)	2.50
Cancelled	93,688	—	(93,688)	7.38

Balance, December 31, 2006	7,850,328	—	13,976,580	4.07

Granted	(1,080,000)	—	1,080,000	10.90
Exercised	—	—	(3,942,126)	3.06
Cancelled	82,352	—	(82,352)	9.09

Balance, December 31, 2007	6,852,680	—	11,032,102	5.06

Granted	(1,632,417)	190,000	1,442,417	19.13
Exercised	—	—	(2,656,266)	3.92
Cancelled	154,665	—	(154,665)	17.52

Balance, December 31, 2008	5,374,928	190,000	9,663,588	$7.27

The following table summarizes information about outstanding and exercisable stock options at December 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75	118,000	2.1	$0.75	118,000	2.1	$0.75
2.00 – 2.50	1,028,170	3.7	2.10	1,028,170	3.7	2.10
3.13 – 3.99	1,675,900	3.0	3.49	1,659,900	3.0	3.49
4.16 – 4.72	3,308,286	5.8	4.37	3,051,901	5.8	4.36
7.56 – 8.64	206,000	6.7	7.59	203,600	6.7	7.59
9.33 – 12.42	1,922,840	7.6	10.03	833,860	7.5	10.11
18.87 – 22.58	1,404,392	9.0	19.15	148,823	9.0	19.15

	9,663,588	5.9	$7.27	7,044,254	5.1	$4.85

At December 31, 2008, a total of 9,633,667 options with a weighted average exercise price of $7.26 and a weighted average remaining contractual life of 5.9 years were expected to vest. The total grant-date fair value of options that vested during the years ended December 31, 2008, 2007 and 2006 was approximately $3.7 million, $3.6 million and $2.4 million, respectively.

The aggregate intrinsic value (market value of our common stock less option exercise price) of outstanding, expected to vest and exercisable stock options at December 31, 2008 is $52.9 million, $52.8 million and $49.1 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of our common stock. The total intrinsic value of stock options exercised was $33.5 million, $52.4 million and $18.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	December 31,
	2008	2007
Senior secured debt financing facility:
Term loans payable	$632,983	$650,252
Revolving credit facility	5,342	—
Notes payable to individuals through August 2019, interest at 3.50% to 10.0%	4,549	8,210

	642,874	658,462
Less current maturities	(21,934)	(16,936)

	$620,940	$641,526

The scheduled maturities of long-term obligations outstanding at December 31, 2008 are as follows (in thousands):

2009	$21,934
2010	31,353
2011	49,506
2012	74,232
2013	465,352
Thereafter	497

$642,874

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

Borrowings against the senior secured credit facility totaled $638.3 million and $650.3 million at December 31, 2008 and 2007, respectively, of which $19.8 million and $10.0 million are classified as current maturities, respectively. The weighted-average interest rate on borrowings outstanding against the Company’s senior secured credit facility at December 31, 2008 and 2007 were 4.62% and 7.53%, respectively.

As of December 31, 2008, included in our borrowings against the senior secured credit facility were borrowings of approximately $5.3 million on our $115 million revolving credit facility. Availability on the revolving credit facility is reduced by outstanding letters of credit totaling approximately $23.2 million. At December 31, 2008, availability on the revolving credit facility totaled approximately $86.4 million. Lehman Commercial Paper Inc. (“LCP”) filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on October 5, 2008. LCP accounts for $15 million of revolver funding commitment and serves as our swing line lender. Accordingly, we no longer believe this $15 million revolver commitment is available, so in effect our availability on the line has been reduced to $71.4 million. Our ability to access the swing line credit facility is also doubtful as a result of the bankruptcy filing. We believe that the LCP bankruptcy will not have a material adverse effect on our liquidity.

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

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) prepay, redeem, or repurchase certain debt, (viii) make changes in the nature of our business, (ix) amend our organizational documents, or amend or otherwise modify certain of our debt documents, (x) change our fiscal quarter and fiscal year ends, (xi) enter into transactions with LKQ’s affiliates, (xii) make dividends, loans, and other transfers by subsidiaries of LKQ, and (xiii) issue certain equity interests. The Credit Agreement also requires us to comply with certain financial, including compliance with the required senior secured debt ratio, and affirmative covenants. We were in compliance with all covenants as of December 31, 2008 and 2007.

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

As part of the consideration for business acquisitions completed during 2008, 2007 and 2006, we issued promissory notes totaling approximately $1.6 million, $1.7 million and $7.2 million, respectively. The notes bear interest at annual rates of 3.5% to 6.0%, and interest is payable at maturity or in monthly installments.

The weighted average interest rate at December 31, 2008 includes the effect of the following interest rate swap agreements, which we entered into in March 2008 and September 2008 to hedge a portion of the variable interest rate risk on our variable rate term loans:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$200,000,000	April 14, 2008	April 14, 2011	4.99%
$50,000,000	April 14, 2008	April 14, 2010	4.68%
$250,000,000	September 15, 2008	October 14, 2010	4.88%

*	Includes applicable margin of 2.25% per annum

Beginning on the effective dates of the interest rate swap agreements, we will, on a monthly basis through the maturity date, pay the fixed interest rate and receive a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). As of December 31, 2008, the fair market value of these market contracts was a liability of approximately $14.5 million and is included in other non-current liabilities in the Consolidated Balance Sheet. The fair market value of the interest rate swaps is subject to changes in value due to changes in interest rates. Hedge ineffectiveness for the year ended December 31, 2008 was immaterial.

Note 6. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at December 31, 2008 are as follows (in thousands):

Years ending December 31:
2009	$48,022
2010	40,316
2011	32,386
2012	25,923
2013	20,959
Thereafter	53,286

Future Minimum Lease Payments	$220,892

Rental expense for operating leases was approximately $50.8 million, $27.4 million and $18.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.

We guaranty the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guaranties at December 31, 2008, the guarantied residual value would have totaled approximately $24.0 million.

Litigation and Related Contingencies

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint under Section 337 of the Tariff Act of 1930 with the United States International Trade Commission (“USITC”) against Keystone

Automotive Industries, Inc. and five other named Respondents, including four Taiwan-based manufacturers (collectively, the “F-150 Respondents”), alleging that certain aftermarket parts imported into the United States infringed on 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck.

On December 4, 2006, an administrative law judge of the USITC preliminarily ruled that seven of the Ford design patents were valid and that the importation of automotive parts covered by those seven patents violated Section 337 of the Tariff Act of 1930. On June 6, 2007, the USITC affirmed the ruling of the administrative law judge and issued an order prohibiting further importation of automotive parts covered by the patents. The USITC’s decision became final on August 6, 2007 upon the expiration without action of the 60-day Presidential review period. The parties have appealed the decision to the United States Circuit Court of Appeals for the Federal Circuit. The appeal is pending.

On May 2, 2008, Ford filed with the USITC another complaint under section 337 of the Tariff Act of 1930. The complaint alleges that LKQ Corporation, Keystone Automotive, and six other entities (collectively, the “Mustang Respondents”) import and sell certain automotive parts relating to the 2005 Ford Mustang that infringe eight Ford design patents. On May 29, 2008, the USITC issued a Notice of Investigation based on Ford’s complaint. The USITC’s Notice of Investigation was published in the Federal Register on June 5, 2008. On June 23, 2008, the Mustang Respondents filed their Response to the Complaint and Notice of Investigation. In the Response, the Mustang Respondents denied, among other things, that any of the Ford design patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. The Mustang Respondents further asserted several affirmative defenses. The parties have substantially completed discovery. The USITC has set November 2009 as the target date for completion of the investigation.

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

Note 7. Business Combinations

On August 25, 2008, we acquired a 100% equity interest in PYP. The consideration for PYP was comprised of $42.0 million in stock issued (2.1 million shares) and $34.0 million in net cash payments. The total cash outflow for PYP included a $3.3 million contingent payment to the former owners based on a share price guarantee for shares sold in the market during the month following the acquisition date. The guarantee period was closed as of September 30, 2008, and we do not anticipate any further payments to the former owners of PYP. As the payment was based on a contingency involving share prices, the $3.3 million has not been included in the cost of the acquired entity for purchase accounting but instead reduced additional paid-in capital. The final purchase price remains subject to change based on resolution of the working capital adjustment.

Also in 2008, we acquired a 100% interest in each of seven businesses (six in the recycled OEM parts business, including three providing recycled OEM heavy truck parts, and one wheel polishing business). The acquisitions enabled us to expand our presence in existing markets, increase our coverage of the Canadian market and become a provider of recycled OEM heavy truck parts. The aggregate consideration for these seven businesses totaled approximately $36.5 million in cash, net of cash acquired, $18.0 million in stock issued (0.8 million shares) and $1.6 million of debt issued.

On October 12, 2007, we completed our acquisition of 100% of the outstanding stock of Keystone, the nation’s leading distributor of aftermarket collision parts. Under the terms of the Agreement and Plan of Merger (“Merger Agreement”) among the Company, Keystone and LKQ Acquisition Company, a wholly-owned subsidiary of the Company (“Merger Sub”), Merger Sub was merged with and into Keystone with Keystone being the surviving corporation and becoming a wholly-owned subsidiary of the Company. Under the Merger Agreement, holders of shares of Keystone common stock received $48.00 in cash in exchange for each such share, representing an aggregate cash consideration, including transaction costs, net of deferred taxes, and assumed cash of approximately $807 million on a fully diluted basis. In September 2008, we received a refund of approximately $1.3 million of the purchase price for an overpayment on Keystone shares at the acquisition date.

Also in 2007, we acquired a 100% equity interest in each of eleven businesses (eight in the recycled OEM products business, including on July 3, 2007 Pintendre Autos, a recycled parts business located near Quebec City, Canada, two in the aftermarket products business, and one that refurbishes and distributes head lamps and tail lamps) for an aggregate of $59.3 million in cash and $1.7 million in notes issued to the sellers. These 2007 acquisitions enabled us to expand our presence in existing markets, serve new market areas and expand our product line offering.

During 2006, we acquired a 100% equity interest in each of ten businesses (seven in the recycled OEM automotive parts business, two in the aftermarket automotive parts business and, on January 31, 2006 Transwheel Corporation, an aluminum alloy wheel refurbishing and distribution business) for an aggregate of $71.1 million in cash and $7.2 million in notes issued to the sellers. The acquisitions enabled us to serve new market areas and become a significant provider of refurbished wheels.

In connection with our December 29, 2005 acquisition of Fit-Rite, we paid $1.8 million during 2008 to settle the final contingent payment.

The acquisitions are being accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2008 business acquisitions, the purchase price allocations are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories and fixed assets acquired and the fair value of liabilities assumed, 2) the value of intangibles, if any, acquired and 3) the final estimation of the tax basis of the entities acquired. During the year ended December 31, 2008, we made adjustments to the preliminary purchase price allocations to finalize the inventory and fixed asset valuations, reserve balances and the estimated tax basis for certain of the businesses acquired in 2007.

The purchase price allocations for the acquisitions completed during the years ended December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008 (Preliminary)			2007
	PYP	Other Acquisitions	Total	Keystone	Other Acquisitions	Total
Receivables, net	$4,865	$1,902	$6,767	$60,389	$3,061	$63,450
Inventory	7,666	10,347	18,013	147,883	13,180	161,063
Prepaid expenses	313	49	362	4,718	310	5,028
Property and equipment	7,755	4,232	11,987	53,348	10,421	63,769
Goodwill	57,593	41,281	98,874	544,600	38,345	582,945
Trade name	—	—	—	74,740	—	74,740
Other intangibles	—	—	—	1,015	—	1,015
Other assets	131	—	131	4,134	3	4,137
Current liabilities assumed	(7,856)	(1,186)	(9,042)	(76,871)	(2,851)	(79,722)
Deferred income taxes assumed	2,023	(20)	2,003	(5,139)	(1,211)	(6,350)
Notes assumed	(267)	—	(267)	—	(118)	(118)
Other noncurrent liabilities assumed	—	—	—	(2,919)	—	(2,919)
Purchase price receivable (payable) in a subsequent period	3,790	(568)	3,222	—	(175)	(175)
Stock issued (see Note 3)	(42,034)	(18,007)	(60,041)	—	—
Cost of common shares acquired in prior year	—	—	—	(423)	—	(423)
Notes issued	—	(1,573)	(1,573)	—	(1,699)	(1,699)

Cash used in acquisitions, net of cash acquired	$33,979	$36,457	$70,436	$805,475	$59,266	$864,741

We recorded goodwill of $98.9 million during the year ended December 31, 2008, of which $96.2 million is expected to be deductible for income tax purposes. Of the $582.9 million of goodwill recorded for acquisitions completed during the year ended December 31, 2007, $15.5 million is expected to be deductible for income tax purposes.

The primary reason for our acquisition of PYP in 2008, Keystone in 2007 and the other acquisitions made in 2008 and 2007 was to help us further our goal of becoming a one-stop provider for alternative collision replacement parts. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. All or substantially all of the employees of these businesses became our employees following acquisition. These factors contributed to purchase prices that included a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during the years ended December 31, 2008 and 2007 as though the businesses had been acquired as of January 1, 2007 and 2006, respectively, and is based upon unaudited financial information of the acquired entities (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007
Revenue as reported	$1,937,301	$1,126,825
Revenue of purchased businesses for the period prior to acquisition:
Keystone, net of eliminations	—	581,108
PYP	103,473	113,872
Other acquisitions	24,973	71,007

Pro forma revenue	$2,065,747	$1,892,812

Net income as reported	$99,899	$65,901
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
Keystone	665	2,075
PYP	9,200	2,175
Other acquisitions	3,416	3,064

Pro forma net income	$113,180	$73,215

Earnings per share-basic
As reported	$0.73	$0.58
Effect of purchased businesses for the period prior to acquisition:
Keystone	—	0.01
PYP	0.07	0.01
Other acquisitions	0.02	0.02

Pro forma earnings per share-basic	$0.82	$0.62

Earnings per share-diluted
As reported	$0.71	$0.55
Effect of purchased businesses for the period prior to acquisition:
Keystone	—	0.01
PYP	0.06	0.01
Other acquisitions	0.02	0.02

Pro forma earnings per share-diluted	$0.79	$0.59

Unaudited pro forma supplemental information is based upon accounting estimates and judgments which we believe are reasonable. Revenue between LKQ and Keystone has been eliminated. The unaudited pro forma supplemental information also includes purchase accounting adjustments (including a $2.9 million increase in Keystone’s reported cost of goods sold resulting from a write-up of Keystone inventory to fair value and adjustments to depreciation on acquired property and equipment), amortization expense associated with the Keystone trade name, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 8. Restructuring and Integration Costs

We have undertaken certain restructuring activities in connection with our acquisition of Keystone. The restructuring plan included the elimination of duplicate headcount at Keystone’s corporate headquarters in Nashville, Tennessee shortly after the closing of the acquisition and the incorporation of our existing aftermarket operations into the Keystone business. We performed an analysis of the overlapping facilities and delivery routes to identify the facilities and routes that could be combined or closed to eliminate duplication with existing LKQ facilities. Drivers and some facility personnel have been or will be terminated or relocated as a result of the combination of routes and locations. Certain facilities were closed and the inventory was moved to the combined facility. Additionally, Keystone’s accounting system is centralized and located in California, while the LKQ aftermarket’s accounting function is centralized in Ohio. We are in the process of combining the accounting function for all aftermarket operations at the Keystone accounting center in California. The restructuring activities include the migration of the systems utilized by the LKQ aftermarket facilities to the Keystone system. We currently anticipate the combination of operations and migration of systems will be substantially completed during the second quarter of 2009.

To the extent these restructuring activities are associated with Keystone operations, they are being accounted for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and are being charged to the cost of the acquisition. Restructuring activities associated with our existing operations are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities” and are accordingly being charged to expense.

In connection with the Keystone restructuring activities, we established reserves as detailed below. In accordance with EITF Issue No. 95-3, we finalized our restructuring plans no later than one year from the date of our acquisition of Keystone. If there are settlements of obligations for less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill. Any additional reserves required in the future will be recorded through charges to restructuring expense. Accrued acquisition expenses are included in accrued expenses in the accompanying Consolidated Balance Sheets.

The changes in accrued acquisition expenses directly related to the Keystone acquisition are as follows (in thousands):

	Severance Related Costs	Excess Facility Costs	Other	Total
Reserves established	$11,233	$2,823	$488	$14,544
Payments	(1,727)	(85)	(488)	(2,300)

Balance at December 31, 2007	$9,506	$2,738	$—	$12,244
Reserves adjusted	(800)	(1,007)	—	(1,807)
Payments	(8,432)	(827)	—	(9,259)

Balance at December 31, 2008	$274	$904	$—	$1,178

Severance related costs are expected to be paid through 2009. The excess facility costs are expected to be paid over the remaining terms of the leases through 2013.

Restructuring and integration costs associated with our operations totaled approximately $8.6 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively, and are included in Restructuring expenses on the accompanying Consolidated Statements of Income. These charges include costs to move inventory between facilities, migrate systems, and standardize processes and procedures totaling $4.0 million for the year ended December 31, 2008. We also recognized $2.2 million of costs associated with the future lease commitments for excess facilities due to overlap with acquired Keystone locations and $2.3 million of other costs, including severance and related benefits, employee relocation costs and professional fees for the year ended December 31, 2008.

We have established a reserve for the costs related to the closure of existing facilities. The other restructuring charges are generally expensed and paid in the same reporting period. The changes in accrued restructuring expenses for the year ended December 31, 2008 are as follows (in thousands):

	Excess Facility Costs	Facility Relocation and Closure Costs	Other	Total
Balance at December 31, 2007	$—	$—	$—	$—
Reserves established	2,240	4,039	2,310	8,589
Payments	(997)	(4,039)	(2,298)	(7,334)

Balance at December 31, 2008	$1,243	$—	$12	$1,255

The excess facility costs are expected to be paid over the remaining terms of the leases through 2016.

Note 9. Related Party Transactions

We sublease a portion of our corporate office space to an entity owned by a member of our Board of Directors for a pro rata percentage of the rent that we are charged. The total amounts received from this entity were approximately $45,000, $54,000 and $70,000 during the years ended December 31, 2008, 2007 and 2006, respectively. We also paid this entity approximately $0.4 million during 2007 for consulting fees incurred in connection with our new secured debt facility.

A corporation owned by our Chairman of the Board, who is also one of our principal stockholders, owns private aircraft that we use from time to time for business trips. We reimburse this corporation for out-of-pocket and other related flight expenses, as well as for other direct expenses incurred. We did not utilize the aircraft in 2008, but the total amounts paid to this corporation were approximately $102,000 and $6,400 during each of the years ended December 31, 2007 and 2006, respectively.

In connection with the acquisitions of several businesses, we entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in our operations. Typical lease terms include an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. We also maintain the right of first refusal concerning the sale of the leased property. Lease payments to an employee who became an officer of the Company after the acquisition of his business were approximately $0.9 million, $0.8 million and $0.8 million during each of the years ended December 31, 2008, 2007 and 2006, respectively.

We believe that the terms of related party transactions described above are comparable to those available from unaffiliated third parties.

Note 10. Retirement Plans

401(k) Plans

We sponsor 401(k) defined contribution plans that cover substantially all of our eligible, full time U.S. employees. Contributions to the plans are made by both the employee and us. Our contributions are based on the level of employee contributions and are subject to certain vesting provisions based upon years of service. Expenses related to these plans totaled approximately $4.0 million, $2.7 million and $2.0 million during 2008, 2007 and 2006, respectively.

Nonqualified Deferred Compensation Plan

We also offer a nonqualified deferred compensation plan to eligible employees who, due to Internal Revenue Service guidelines, may not take full advantage of our 401(k) defined contribution plans. The plan allows participants to defer eligible compensation, subject to certain limitations. We will match 50% of the portion of the employee’s contributions that does not exceed 6% of the employee’s salary. The deferred compensation, together with our matching contributions and accumulated earnings, is accrued and is payable after retirement or termination of employment, subject to vesting provisions. Participants may also elect to receive amounts deferred in a given year on any plan anniversary five or more years subsequent to the year of deferral. Our matching contributions vest over a four year period and totaled $39,000, $52,000 and $50,000 in 2008, 2007 and 2006, respectively, net of allowable transfers into our 401(k) defined contribution plans. The nonqualified deferred compensation plan is funded under a trust agreement whereby we pay to the trust amounts deferred by employees, together with our match, with such amounts invested in life insurance policies carried to meet the obligations under the deferred compensation plan. The cash surrender value of these policies was approximately $3.9 million and $4.6 million at December 31, 2008 and 2007, respectively, and is included in Other Assets in the accompanying Consolidated Balance Sheets. Total deferred compensation liabilities were approximately $3.7 million and $4.5 million at December 31, 2008 and 2007, respectively, and are included in Accrued payroll-related liabilities and Other Noncurrent Liabilities in the accompanying Consolidated Balance Sheets.

Defined Benefit Pension Plan

Keystone, which we acquired on October 12, 2007, also maintained a qualified defined benefit pension plan which was suspended effective January 1, 1997. We are in the process of terminating the plan and all obligations are expected to be paid out in 2009. The accumulated benefit obligation at December 31, 2008 was $4.7 million, and the fair value of plan assets was $4.0 million. Plan assets are invested in cash, certificates of deposits and overnight securities. The resulting unfunded benefit obligation of $0.7 million is included in accrued payroll-related liabilities in the accompanying Consolidated Balance Sheets at December 31, 2008. Since the plan is being terminated and the amounts are immaterial, we have omitted the more detailed disclosures prescribed by SFAS No. 158.

Note 11. Earnings per Share

The following table sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net income	$99,899	$65,901	$44,395

Denominator for basic earnings per share—Weighted-average shares outstanding	136,488	114,161	105,655
Effect of dilutive securities:
Stock options	4,426	5,776	5,822
Restricted stock	109	—	—
Warrants	—	—	156

Denominator for diluted earnings per share— Adjusted weighted-average shares outstanding	141,023	119,937	111,633

Earnings per share, basic	$0.73	$0.58	$0.42

Earnings per share, diluted	$0.71	$0.55	$0.40

The following chart sets forth the number of stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2008	2007	2006
Antidilutive securities:
Stock options	1,404	135	1,192

Note 12. Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$39,626	$32,435	$21,866
State	9,415	5,326	2,867
Foreign	1,113	305	75

	50,154	38,066	24,808
Deferred	13,535	4,304	3,618

Provision for income taxes	$63,689	$42,370	$28,426

Income taxes have been based on the following components of income before provision for income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$158,908	$106,115	$72,588
Foreign	4,680	2,156	233

	$163,588	$108,271	$72,821

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2008	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax impact	4.2	3.8	3.6
Non-deductible expenses	0.5	0.2	0.2
Non-taxable life insurance proceeds	—	(0.3)	—
State tax credits	(0.7)	—	—
Valuation allowances	0.1	(0.4)	0.3
Changes in uncertain tax positions	0.6	0.1	—
Tax benefit related to closure of prior years’ tax audits	(0.3)	—	(1.0)
Other, net	(0.5)	0.7	0.9

Effective tax rate	38.9%	39.1%	39.0%

We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are reinvested and, in our opinion, will continue to be reinvested indefinitely.

In 2008, we identified several state tax credits for which we were eligible and recognized a tax benefit of approximately $1.2 million in our income tax provision for 2008.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred Tax Assets:
Accrued expenses and reserves	$12,446	$6,829
Inventory	8,288	8,433
Accounts receivable	6,462	4,357
Interest rate swaps	5,653	—
Net operating loss carryforwards	3,141	2,187
Stock based compensation	3,089	2,346
Unrecognized tax benefits	3,056	865
Nonqualified deferred compensation	2,025	2,217
Keystone acquisition costs	1,052	2,413
Long term incentive plan	373	1,427
Severance and change in control payments	98	11,798
Other	695	1,123

	46,378	43,995
Less valuation allowance	(883)	(662)

Total deferred tax assets	$45,495	$43,333

Deferred Tax Liabilities:
Trade name	$27,843	$28,653
Property and equipment	20,844	10,283
Goodwill and other intangible assets	19,582	9,116
Prepaid expenses	830	983
Other	270	1,096

Total deferred tax liabilities	$69,369	$50,131

Net deferred tax liability	$(23,874)	$(6,798)

Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2007
Current deferred tax assets	$19,644	$18,809
Noncurrent deferred tax liabilities	43,518	25,607

At December 31, 2008 and 2007, we had net operating loss carryforwards for certain of our state tax jurisdictions, the tax benefits of which total approximately $3.1 million and $2.2 million, respectively. Additionally, at December 31, 2008, we had tax credit carryforwards of $0.7 million related to certain of our state tax jurisdictions. A valuation allowance has been established for a portion of these deferred tax assets. The net operating loss carryforwards expire over the period from 2009 through 2028, while $0.6 million of the tax credit carryforwards have no expiration date. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates. Based on historical and projected operating results, management believes that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits under FIN 48 is as follows (in thousands):

	2008	2007
Balance at January 1	$5,857	$3,324
Additions based on tax positions related to the current year	1,419	422
Additions for tax positions of prior years	416	—
Reductions for tax positions of prior years	(119)	—
Lapse of statute of limitations	(577)	—
Increase related to acquisition of Keystone	953	2,111

Balance at December 31	$7,949	$5,857

As of December 31, 2008 and 2007, we have accumulated interest and penalties included in gross unrecognized tax benefits of $1.4 million and $0.8 million, respectively. Of these amounts, $0.4 million and $0.1 million were recorded through the income tax provision during 2008 and 2007, respectively. We have a deferred tax asset of $0.3 million related to the accumulated interest and penalties balances as of December 31, 2008. The amount of the unrecognized tax benefits, which if resolved favorably (in whole or in part) would reduce our effective tax rate, is approximately $4.9 million at December 31, 2008.

The $3.1 million of total gross unrecognized tax benefits associated with our acquisition of Keystone during 2007 reduced the net assets of Keystone and was recorded as an adjustment to goodwill. Of this amount, $0.5 million relates to the accrual for interest and penalties. Adjustments to unrecognized tax benefits for post-acquisition activity have been and will be recorded in the consolidated statements of income.

During the twelve months beginning January 1, 2009, it is reasonably possible that we will reduce gross unrecognized tax benefits by up to approximately $2.1 million, of which approximately $1.0 million would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.

Tax years after 2004 remain subject to examination by the Internal Revenue Service (“IRS”). We are currently the subject of income tax audits by several states for prior tax years as well as an audit by the IRS for Keystone’s 2005 and 2006 tax years. Adjustments from such audits, if any, are not expected to have a material effect on our Consolidated Financial Statements.

Note 13. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain on Pension Plan	Unrealized Loss on Interest Rate Swaps	Unrealized (Loss) Gain on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2006	$(56)	$—	$—	$1,351	$1,295
Pretax loss	(23)	—	—	(336)	(359)
Income tax benefit	—	—	—	122	122

Balance at December 31, 2006	(79)	—	—	1,137	1,058
Pretax income	698	—	—	—	698
Reversal of unrealized gain	—	—	—	(1,787)	(1,787)
Reversal of deferred income taxes	—	—	—	650	650

Balance at December 31, 2007	619	—	—	—	619
Pretax (loss) income	(5,686)	236	(14,494)	—	(19,944)
Income tax (expense) benefit	—	(92)	5,653	—	5,561

Balance at December 31, 2008	$(5,067)	$144	$(8,841)	$—	$(13,764)

Note 14. Long Term Incentive Plan

On January 26, 2006, our Board of Directors approved, and our stockholders approved at the annual meeting on May 8, 2006, the LKQ Corporation Long Term Incentive Plan. The purpose of the Long Term Incentive Plan is to offer certain key employees the opportunity to receive long-term performance rewards. Each participant will be entitled to a performance award for each performance period under the plan. Performance periods will begin on January 1 and end on December 31 of the third calendar year thereafter. Performance awards will be equal to the participant’s base salary (at the end of the applicable performance period) multiplied by an “Award Percentage.” A participant’s Award Percentage is determined by three components: the growth over the performance period of each of the Company’s earnings per share, total revenue, and return on equity. The Compensation Committee of our Board of Directors will determine for each participant the range of Award Percentages based on different growth scenarios of the components. One half of any performance award achieved is payable promptly after the end of the performance period. A participant must be an employee of the Company throughout the performance period to be eligible for the first 50% payment. The other half of the performance award is deferred and vests in three equal installments on each one year anniversary of the end of the performance period. A participant must be an employee on each such anniversary date to be eligible for the respective deferred payment, unless the participant is not an employee as a result of death, total disability or normal retirement at age 65, in which case the participant (or his or her estate) will be entitled to all of the deferred payments upon such death, disability or retirement. Interest on the deferred portion of the performance award will accrue at the prime rate and be payable to the participant at the same time as the deferred installments are paid. We have recorded expense related to this plan totaling approximately $1.1 million, $2.1 million and $1.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Note 15. Fair Value Measurements

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

We use the market approach to value our financial assets and liabilities, and there were no changes in valuation techniques during the year ended December 31, 2008. The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Balance as of December 31, 2008	Fair Value Measurements as of December 31, 2008
		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,127	$57,127	$—	$—
Cash surrender value of life insurance	3,862	—	3,862	—

Total Assets	$60,989	$57,127	$3,862	$—

Liabilities:
Deferred compensation liabilities	$3,688	$—	$3,688	$—
Interest rate swaps	14,494	—	14,494	—

Total Liabilities	$18,182	$—	$18,182	$—

Note 16. Selected Quarterly Data (unaudited)

The following table represents unaudited selected quarterly financial data for the two years ended December 31, 2008. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2007(1)
Revenue	$235,318	$233,278	$243,495	$414,735
Gross margin	107,096	105,083	108,457	185,114
Operating income	27,262	26,642	25,591	43,162
Net income	15,794	14,016	14,559	21,532
Earnings per share:(2)
Basic earnings per share	0.15	0.13	0.13	0.16
Diluted earnings per share	0.14	0.12	0.13	0.16

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2008(3)
Revenue	$491,908	$484,392	$490,701	$470,300
Gross margin	223,314	219,708	215,915	197,732
Operating income	61,508	58,414	49,958	27,816
Net income	30,878	30,989	25,068	12,964
Earnings per share:(2)
Basic earnings per share	0.23	0.23	0.18	0.09
Diluted earnings per share	0.22	0.22	0.18	0.09

(1)	Includes the results of operations of Keystone since our acquisition of Keystone on October 12, 2007.

(2)	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

(3)	Includes the results of operations of PYP since our acquisition of PYP on August 25, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

Report of Management on Internal Control over Financial Reporting dated February 26, 2009

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

We have audited the internal controls over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2009

ITEM 9B.	OTHER INFORMATION

None.

(This page has been left blank intentionally.)

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information appearing under the caption “Election of our Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2009 (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at December 31, 2008, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Joseph M. Holsten	56	President, Chief Executive Officer and Director
Mark T. Spears	51	Executive Vice President and Chief Financial Officer
Walter P. Hanley	42	Senior Vice President—Development, Associate General Counsel and Assistant Secretary
Victor M. Casini	46	Senior Vice President, General Counsel and Secretary
Robert L. Wagman	44	Vice President—Insurance Services and Aftermarket Operations
Frank P. Erlain	53	Vice President—Finance and Controller

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

Walter P. Hanley joined us in December 2002 as our Vice President of Development, Associate General Counsel and Assistant Secretary. In December 2005, he became our Senior Vice President of Development. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Emerald Casino, Inc., an owner of a license to operate a riverboat casino in the State of Illinois, from June 1999 until August 2002. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana, from July 1996 until November 1999. Mr. Hanley served as Vice President and Associate General Counsel of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm that is wholly owned by our Chairman of the Board, Donald F. Flynn, from May 1995 until February 1998 and as Associate General Counsel of Discovery Zone, Inc., an operator and franchisor of family entertainment centers, from March 1993 until May 1995.

Prior to March 1993, Mr. Hanley practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP in Chicago, Illinois.

Victor M. Casini has been our Vice President, General Counsel and Secretary since our inception in February 1998. He was elected Senior Vice President in March 2008. Mr. Casini also has been since July 1992 Executive Vice President and General Counsel of Flynn Enterprises, Inc. Mr. Casini currently divides his time between his position with us and with Flynn Enterprises, working approximately 75% for us and 25% for Flynn Enterprises. Mr. Casini served as Senior Vice President, General Counsel and Secretary of Discovery Zone from July 1992 until May 1995. Prior to July 1992, Mr. Casini practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP in Chicago, Illinois for more than five years.

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

Frank P. Erlain has been our Vice President—Finance and Controller since our inception in February 1998. Mr. Erlain served as a Vice President of Flynn Enterprises, Inc. from 1995 to 1999. Prior to joining Flynn Enterprises, Mr. Erlain served as Vice President and Controller of Discovery Zone, Inc. from September 1992 until May 1995 when Viacom Inc. acquired ownership and management control of Discovery Zone. Mr. Erlain remained as part of a transition team at Discovery Zone until August 1995. Mr. Erlain served as Controller of Peterson Consulting from 1990 until 1992, and as Controller/Treasurer (from 1985 to 1988) and Director, Information Services (from 1988 to 1990) for Hammacher Schlemmer & Co., a national cataloger and retailer. Mr. Erlain joined Cadlinc, Inc., a start-up firm serving the computer-aided manufacturing market, as Controller in 1984. Prior to 1984, Mr. Erlain, a certified public accountant, worked in public accounting for more than nine years.

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

Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2006	2,090	2,144	320	(1,976)	2,578
Year ended December 31, 2007	2,578	2,499	1,460	(2,208)	4,329
Year ended December 31, 2008	4,329	6,948	648	(6,168)	5,757
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2006	3,100	149,008	346	(148,447)	4,007
Year ended December 31, 2007	4,007	215,525	2,499	(214,500)	7,531
Year ended December 31, 2008	7,531	409,778	2,544	(408,684)	11,169

(a)(3) Exhibits

The exhibits to this report are listed in Item 15(b) of this Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.3	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended.

10.4	LKQ Corporation 1998 Equity Incentive Plan, as amended.

10.5	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.

10.6	Amendment to LKQ Corporation 401(k) Plus Plan.

10.7	Trust for LKQ Corporation 401(k) Plus Plan.

10.8	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of September 1, 2008.

10.9	Amendment No. 1 effective as of January 1, 2009 to LKQ Corporations Employees’ Retirement Plan.

10.10	Trust Agreement for LKQ Corporation Employees’ Retirement Plan.

10.11	LKQ Corporation 401(k) Plus Plan II as amended and restated effective as of January 1, 2008.

10.12	Form of Award Agreement dated January 14, 2005 between LKQ Corporation and optionees.

10.13	Form of Notice to Optionees dated January 10, 2005.

10.14	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation.

10.15	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Corporate).

10.16	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Regional).

10.17	Form of LKQ Corporation Executive Officer 2008 Bonus Program (Corporate).

10.18	Form of LKQ Corporation Executive Officer 2008 Bonus Program (Other).

10.19	LKQ Corporation Long Term Incentive Plan.

10.20	Form of LKQ Corporation Restricted Stock Agreement.

10.21	Consulting Agreement dated as of January 11, 2008 between LKQ Corporation and Joseph M. Holsten.

(b) Exhibits

3.1(i)	Certificate of Incorporation of LKQ Corporation dated February 13, 1998, and as amended on May 20, 1998, June 15, 1998, August 17, 2000, and February 22, 2001 (incorporated herein by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

3.1(ii)	Amendment to Certificate of Incorporation filed on October 8, 2003 (incorporated herein by reference to Exhibit 3.1 (ii) to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.1(iii)	Conformed copy of Certificate of Incorporation of LKQ Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 (iii) to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on March 19, 2008).

4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

4.2	Credit Agreement, dated as of October 12, 2007, among LKQ Corporation and LKQ Delaware LLP, as borrowers, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint bookrunners, Deutsche Bank Securities Inc, as syndication agent, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York Branch, as US dual currency RCF agent, and Deutsche Bank AG Canada Branch, as Canadian Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 18, 2007).

4.3	First Amendment to Credit Agreement dated as of October 26, 2007, among LKQ Corporation and LKQ Delaware LLP, as borrowers, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on November 1, 2007).

10.1	Office Lease for 120 North LaSalle Street, Suite 3300, Chicago, Illinois by and between the Prudential Insurance Company of America, as Landlord, and LKQ Corporation, as Tenant, dated as of February 18, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.2	Amendment dated January 20, 2009 to Office Lease dated as of February 18, 2004.

10.3	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Company’s report on the Form 10-Q filed with the SEC on November 7, 2008).

10.4	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-128152).

10.5	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.6	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.7	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.8	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of September 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

10.9	Amendment No. 1 effective as of January 1, 2009 to LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

10.10	Trust Agreement for LKQ Corporation Employees’ Retirement Plan.

10.11	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2008.

10.12	Form of Award Agreement dated January 14, 2005 between LKQ Corporation and optionees (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).

10.13	Form of Notice to Optionees dated January 10, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).

10.14	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.15	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Corporate) (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on February 27, 2007).

10.16	Form of LKQ Corporation Executive Officer 2007 Bonus Program (Regional) (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on February 27, 2007).

10.17	Form of LKQ Corporation Executive Officer 2008 Bonus Program (Corporate) (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on April 8, 2008).

10.18	Form of LKQ Corporation Executive Officer 2008 Bonus Program (Other) (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on April 8, 2008).

10.19	LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on May 12, 2006).

10.20	Form of LKQ Corporation Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on January 17, 2008).

10.21	Consulting Agreement dated as of January 11, 2008 between LKQ Corporation and Joseph M. Holsten (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on January 17, 2008).

10.22	ISDA 2002 Master Agreement between JP Morgan Chase Bank, National Association and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on May 9, 2008).

10.23	ISDA 2002 Master Agreement between Deutsche Bank AG and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

10.24	Stock Purchase Agreement dated as of August 15, 2008, among LKQ Corporation, Glenn C. McElroy, Phillip B. McElroy, Thomas C. Hutton, John L. Neu, Robert T. Neu and Jeffery P. Neu, and Pick-Your-Part Auto Wrecking (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on August 21, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries, jurisdictions and assumed names.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

LKQ CORPORATION

By:	/S/ JOSEPH M. HOLSTEN
Joseph M. Holsten President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2009.

Signature	Title
Principal Executive Officer:

/s/ JOSEPH M. HOLSTEN Joseph M. Holsten	President and Chief Executive Officer

Principal Financial Officer:

/s/ MARK T. SPEARS Mark T. Spears	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ FRANK P. ERLAIN Frank P. Erlain	Vice President—Finance and Controller

A Majority of the Directors:

/s/ A. CLINTON ALLEN A. Clinton Allen	Director

/s/ ROBERT M. DEVLIN Robert M. Devlin	Director

/s/ DONALD F. FLYNN Donald F. Flynn	Director

/s/ KEVIN F. FLYNN Kevin F. Flynn	Director

/s/ RONALD G. FOSTER Ronald G. Foster	Director

/s/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director

/s/ PAUL M. MEISTER Paul M. Meister	Director

/s/ JOHN F. O’BRIEN John F. O’Brien	Director

/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Director