Form 10-Q
period 2009-03-31
LKQ CORP
filed 2009-05-01
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-50404

LKQ CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 NORTH LASALLE STREET, SUITE 3300, CHICAGO, IL	60602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 621-1950

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 24, 2009, the registrant had issued and outstanding an aggregate of 140,201,400 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and equivalents	$92,810	$79,067
Receivables, net	138,923	148,422
Inventory	359,772	332,756
Deferred income taxes	20,187	19,644
Prepaid income taxes	3,334	21,164
Prepaid expenses	12,212	7,865

Total Current Assets	627,238	608,918

Property and Equipment, net	258,440	258,956
Intangibles:
Goodwill	934,486	923,807
Other intangibles, net	70,167	71,150
Other Assets	18,920	18,973

Total Assets	$1,909,251	$1,881,804

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$62,737	$65,411
Accrued expenses:
Accrued payroll-related liabilities	27,286	33,129
Other accrued expenses	43,725	42,006
Deferred revenue	5,341	4,733
Current portion of long-term obligations	23,528	21,934

Total Current Liabilities	162,617	167,213

Long-Term Obligations, Excluding Current Portion	615,031	620,940
Deferred Income Tax Liability	46,140	43,518
Other Noncurrent Liabilities	31,721	29,627

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,008,741 and 139,921,410 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,400	1,399
Additional paid-in capital	793,235	790,933
Retained earnings	274,242	241,938
Accumulated other comprehensive loss	(15,135)	(13,764)

Total Stockholders’ Equity	1,053,742	1,020,506

Total Liabilities and Stockholders’ Equity	$1,909,251	$1,881,804

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$517,989	$491,908

Cost of goods sold	285,039	268,594

Gross margin	232,950	223,314

Facility and warehouse expenses	50,663	44,502

Distribution expenses	44,542	44,769

Selling, general and administrative expenses	67,111	64,103

Restructuring expenses	803	1,174

Depreciation and amortization	8,453	7,258

Operating income	61,378	61,508

Other expense (income):
Interest expense, net	7,580	10,301
Other income, net	(40)	(269)

Total other expense	7,540	10,032

Income before provision for income taxes	53,838	51,476

Provision for income taxes	21,534	20,598

Net income	$32,304	$30,878

Net income per share:
Basic	$0.23	$0.23

Diluted	$0.23	$0.22

Weighted average common shares outstanding:
Basic	139,793	134,558

Diluted	142,789	139,682

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,304	$30,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,291	7,875
Stock-based compensation expense	1,711	1,304
Deferred income taxes	2,254	399
Excess tax benefit from exercise of stock options	(261)	(1,103)
Other adjustments	592	(68)
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	10,084	(8,338)
Inventory	(24,789)	(8,772)
Prepaid income taxes/income taxes payable	18,018	18,625
Accounts payable	(2,546)	(5,091)
Other operating assets and liabilities	(7,133)	(3,357)

Net cash provided by operating activities	39,525	32,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,918)	(13,196)
Proceeds from disposal of assets	109	—
Cash used in acquisitions, net of cash acquired	(15,756)	(4,186)

Net cash used in investing activities	(22,565)	(17,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	331	939
Excess tax benefit from exercise of stock options	261	1,103
Debt issuance costs	—	(173)
Repayments of long-term debt	(6,100)	(5,549)
Borrowings under line of credit	2,310	—

Net cash used in financing activities	(3,198)	(3,680)

Effect of exchange rate changes on cash and equivalents	(19)	(121)

Net increase in cash and equivalents	13,743	11,169

Cash and equivalents, beginning of period	79,067	74,241

Cash and equivalents, end of period	$92,810	$85,410

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$729	$—
Stock issued in connection with business acquisitions	—	18,006
Cash paid for income taxes, net of refunds	1,189	1,506
Cash paid for interest	7,523	10,311
Property and equipment purchases not yet paid	301	811

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2008	139,921	$1,399	$790,933	$241,938	$(13,764)	$1,020,506

Net income	—	—	—	32,304	—	32,304

Change in interest rate swap agreements, net of tax of $370 (see Note 6)	—	—	—	—	(551)	(551)

Foreign currency translation	—	—	—	—	(820)	(820)

Total comprehensive income	—	—	—	—	—	30,933

Stock issued as director compensation	5	—	72	—	—	72

Stock-based compensation expense	—	—	1,639	—	—	1,639

Exercise of stock options, including related tax benefits of $261	83	1	591	—	—	592

BALANCE, March 31, 2009	140,009	$1,400	$793,235	$274,242	$(15,135)	$1,053,742

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

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Note 2. Financial Statement Information

Revenue Recognition

Revenue is recognized when products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $12.7 million and $11.2 million at March 31, 2009 and December 31, 2008, respectively.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $5.8 million at both March 31, 2009 and December 31, 2008.

Inventory

Inventory consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Salvage products	$143,360	$140,126
Aftermarket and refurbished products	209,075	184,527
Core facilities inventory	7,337	8,103

	$359,772	$332,756

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired), and other specifically identifiable intangible assets, including the Keystone trade name, covenants not to compete and trademarks.

The change in the carrying amount of goodwill during the three months ended March 31, 2009 is as follows (in thousands):

Balance as of December 31, 2008	$923,807
Adjustment of previously recorded goodwill	234
Exchange rate effects	(1,235)
Business acquisitions	11,680

Balance as of March 31, 2009	$934,486

Other intangible assets totaled approximately $70.2 million and $71.1 million, net of accumulated amortization of $6.1 million and $5.1 million, at March 31, 2009 and December 31, 2008, respectively. Amortization expense was approximately $1.0 million during each of the three months ended March 31, 2009 and 2008. Estimated annual amortization expense is approximately $4.0 million for each of the years 2009 through 2013.

Depreciation Expense

Depreciation expense associated with our refurbishing and smelting operations is included in Cost of Goods Sold rather than Depreciation and Amortization on the Unaudited Consolidated Condensed Statements of Income.

Warranty Reserve

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during the first three months of 2009 was as follows (in thousands):

Balance as of January 1, 2009	$540
Warranty expense	947
Warranty claims	(971)

Balance as of March 31, 2009	$516

For an additional fee, we also sell extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of options granted during the respective periods:

	Three Months Ended March 31,
	2009	2008
Expected life (in years)	6.3	6.4
Risk-free interest rate	1.83%	3.27%
Volatility	44.6%	39.3%
Dividend yield	0%	0%
Weighted average fair value of options granted	$5.47	$8.51

Estimated forfeitures – When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For options granted in 2009, a forfeiture rate of 9.0% has been used for valuing employee option grants, while a forfeiture rate of 0% has been used for valuing non-employee director and executive officer option grants.

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock options	$1,460	$1,114
Restricted stock	179	159
Stock issued to non-employee directors	72	31

Total stock-based compensation expense	$1,711	$1,304

The following table sets forth the total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of goods sold	$11	$3
Facility and warehouse expenses	620	473
Selling, general and administrative expenses	1,080	828

	1,711	1,304
Income tax benefit	(674)	(522)

Total stock-based compensation expense, net of tax	$1,037	$782

We have not capitalized any stock-based compensation costs during the three months ended March 31, 2009 and 2008. As of March 31, 2009, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	Total
Remainder of 2009	$4,864	$548	$5,412
2010	6,116	727	6,843
2011	5,281	727	6,008
2012	3,957	727	4,684
2013	1,673	22	1,695
2014	38	—	38

Total unrecognized compensation expense	$21,929	$2,751	$24,680

Segments

Our vehicle replacement products operations are organized into 11 operating segments, comprised of nine geographic regions for our wholesale recycled original equipment manufacturer (“OEM”) products and aftermarket products operations and separate operating segments for our self-service retail OEM products and our recycled heavy duty truck parts operations. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended March 31,
	2009	2008
Recycled and related products and services	$187,572	$154,862
Aftermarket, other new and refurbished products	281,703	275,079
Other	48,714	61,967

	$517,989	$491,908

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as it pertains to financial assets and liabilities. SFAS 157 established a framework for reporting fair value and expands disclosures required for fair value measurements. Although the adoption of SFAS 157 did not have a significant impact on our consolidated financial position, results of operations or cash flows, we are now required to provide additional disclosures as part of our financial statements. These additional disclosures are provided in Note 7, “Fair Value Measurements.” As allowed by the provisions of FASB Staff Position (“FSP”) 157-2, we adopted SFAS 157 for our non-financial assets and liabilities on January 1, 2009, which did not have a material effect on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, we are required to, among other things, recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. We are also required to expense acquisition-related expenses as incurred, restructuring costs in periods subsequent to the acquisition date, and changes in deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period in income tax expense. We applied the provisions of SFAS 141R to the acquisitions made in the first three months of 2009 and the income tax provisions of SFAS 141R to all acquisitions. See Note 10, “Business Combinations,” for related disclosures.

Effective January 1, 2009, we adopted FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of FSP No. 142-3 did not have an effect on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”), which provides revised guidance for enhanced disclosures about derivative and hedging activities. As SFAS 161 specifically relates to disclosures regarding derivative and hedging activities, it did not impact our consolidated financial position, results of operations or cash flows. The additional disclosures are provided in Note 6, “Derivative Instruments and Hedging Actvities.”

On April 9, 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”), which requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. FSP No. 107-1 is effective for interim periods ending after June 15, 2009 and should be applied prospectively. As FSP No. 107-1 relates to disclosure requirements, we do not expect the adoption to have an effect on our consolidated financial position, results of operations or cash flows.

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

On January 9, 2009, our Board of Directors granted options to non-employee directors under the Equity Incentive Plan to purchase a total of 240,000 shares of our common stock at an exercise price of $11.955 per share. The options vest over a period of three years.

On January 11, 2008, we issued 190,000 shares of restricted stock to key employees. The grant-date fair value of the awards was approximately $3.6 million, or $19.14 per share. Vesting of the awards is subject to a continued service condition, with 20% of the awards vesting each year on the anniversary date of the grant. The fair value of each share of restricted stock awarded was equal to the market value of a share of our common stock on the grant date. Until the shares of restricted stock vest, they may not be sold, pledged or otherwise transferred and are subject to forfeiture upon the recipient’s voluntary termination of employment or termination for cause.

A summary of transactions in our stock-based compensation plans for the three months ended March 31, 2009 is as follows:

	Restricted		Stock Options
	Shares and Options Available For Grant	Restricted Shares Outstanding	Number Outstanding	Weighted Average Exercise Price
Balance, December 31, 2008	5,374,928	190,000	9,663,588	$7.27

Granted	(1,779,400)	—	1,779,400	11.95
Exercised	—	—	(82,267)	4.02
Vested	—	(38,000)	—	—
Cancelled	23,575	—	(23,575)	17.47

Balance, March 31, 2009	3,619,103	152,000	11,337,146	$8.01

The following table summarizes information about outstanding and exercisable stock options at March 31, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75	118,000	1.8	$0.75	118,000	1.8	$0.75
2.00 - 2.19	1,028,170	3.4	2.10	1,028,170	3.4	2.10
3.25 - 3.96	1,601,900	2.9	3.48	1,585,900	2.9	3.48
4.17 - 4.64	3,303,619	5.5	4.37	3,132,670	5.5	4.36
7.56 - 7.59	206,000	6.5	7.59	204,200	6.5	7.59
9.34 – 12.11	3,690,040	8.5	10.95	1,006,480	7.3	10.08
16.41 - 22.58	1,389,417	8.8	19.15	272,500	8.8	19.14

	11,337,146	6.3	$8.01	7,347,920	5.0	$5.22

At March 31, 2009, a total of 11,179,541 options with an average exercise price of $7.96 and a weighted average remaining contractual life of 6.3 years were exercisable or expected to vest. The total grant-date fair value of options that vested during the three months ended March 31, 2009 was approximately $2.1 million.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at March 31, 2009 is $77.7 million, $77.2 million and $67.8 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $14.27 on March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of our common stock. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 was $0.8 million. There were 203,030 stock options exercised during the three months ended March 31, 2008 with an intrinsic value of $3.1 million.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Senior secured debt financing facility:
Term loans payable	$626,918	$632,983
Revolving credit facility	7,534	5,342
Notes payable to individuals through August 2019, interest at 3.5% to 10.0%	4,107	4,549

	638,559	642,874
Less current maturities	(23,528)	(21,934)

	$615,031	$620,940

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

As of March, 2009, we had $7.5 million of borrowings on our $115 million revolving credit facility. Availability on the revolving credit facility is further reduced by outstanding letters of credit totaling $25.3 million. Lehman Commercial Paper Inc. (“LCP”) filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on October 5, 2008. LCP accounts for $15 million of the revolver funding commitment and serves as our swing line lender. Accordingly, we no longer believe this $15 million revolver commitment is available, so in effect our availability on the line has been reduced to $67.2 million. Our ability to access the swing line credit facility is also uncertain as a result of the bankruptcy filing. We believe that the LCP bankruptcy will not have a material adverse effect on our liquidity.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, including compliance with the required senior secured debt ratio. We were in compliance with all restrictive covenants as of March 31, 2009 and December 31, 2008.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates, including the effect of interest rate swap agreements, on borrowings outstanding against the Company’s senior secured credit facility at March 31, 2009 and December 31, 2008 were 4.47% and 4.62%, respectively. Borrowings against the senior secured credit facility totaled $634.5 million and $638.3 million at March 31, 2009 and December 31, 2008, respectively, of which $22.2 million and $19.8 million are classified as current maturities, respectively.

Note 6. Derivative Instruments and Hedging Activities

We are exposed to market risks, including the effect of changes in interest rates and foreign currency exchange rates. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our credit agreement, but we do not attempt to hedge our foreign currency risk. We do not hold or issue derivatives for trading purposes.

At March 31, 2009, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate term loans, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Beginning on the effective dates of the interest rate swap agreements, we have paid and will pay, on a monthly basis through the maturity date, the fixed interest rate and receive a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Other Comprehensive Income and is reclassified to earnings when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes our interest rate agreements in effect as of March 31, 2009:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$50,000,000	April 14, 2008	April 14, 2010	4.68%
$200,000,000	April 14, 2008	April 14, 2011	4.99%
$250,000,000	September 15, 2008	October 14, 2010	4.88%
* Includes applicable margin of 2.25% per annum

As of March 31, 2009, the fair market value of these market contracts was a liability of $14.7 million and is included in Other Noncurrent Liabilities on our Unaudited Consolidated Condensed Balance Sheet. During the three months ended March 31, 2009, we recognized a $2.2 million loss (net of tax) on derivatives in Other Comprehensive Income. Approximately $1.7 million of losses (net of tax) were reclassified to interest expense from Accumulated Other Comprehensive Income during the three months ended March 31, 2009. As of March 31, 2009, we estimate that $6.7 million of net derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months. There was no hedge ineffectiveness for the three months ended March 31, 2009.

Note 7. Fair Value Measurements

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

We use the market approach to value our financial assets and liabilities, and there were no changes in valuation techniques during the three months ended March 31, 2009. The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Balance as of March 31,	Fair Value Measurements as of March 31, 2009
	2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$65,447	$65,447	$—	$—
Cash surrender value of life insurance	4,763	—	4,763	—

Total Assets	$70,210	$65,447	$4,763	$—

Liabilities:
Deferred compensation liabilities	$4,879	$—	$4,879	$—
Interest rate swaps	14,675	—	14,675	—

Total Liabilities	$19,554	$—	$19,554	$—

Note 8. Commitments and Contingencies

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at March 31, 2009 are as follows (in thousands):

Nine months ended December 31, 2009	$37,087
Years ended December 31:
2010	42,602
2011	34,669
2012	27,940
2013	22,883
2014	16,051
Thereafter	37,144

$218,376

Litigation and Related Contingencies

On April 1, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two pending legal actions that were initiated by Ford with the United States International Trade Commission. The first action was filed in December 2005 alleging that certain aftermarket parts imported into the United States infringed on 14 design patents that Ford alleged cover eight parts on the 2004-2005 Ford F-150 truck. The second action was filed in May 2008 alleging design patent infringement on certain automotive parts relating to the 2005 Ford Mustang automobile.

Pursuant to the settlement, we (and our designees) became the sole distributor in the United States of aftermarket automotive parts that correspond to Ford collision parts that are covered by a United States design patent. We will pay Ford for these rights, including a royalty for each such part we sell. The term of this arrangement extends through September 30, 2011.

We also have certain other contingent liabilities resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We believe that the probable resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net income	$32,304	$30,878

Denominator for basic earnings per share-Weighted-average shares outstanding	139,793	134,558
Effect of dilutive securities:
Stock options	2,991	5,031
Restricted stock	5	93

Denominator for diluted earnings per share-Adjusted weighted-average shares outstanding	142,789	139,682

Earnings per share, basic	$0.23	$0.23

Earnings per share, diluted	$0.23	$0.22

The following chart sets forth the number of employee stock options outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2009	2008
Antidilutive securities:
Stock options	3,183	1,486
Restricted stock	152	—

Note 10. Business Combinations

During the three month period ended March 31, 2009, we acquired a 100% interest in each of three businesses (two in the recycled OEM parts business and one in the recycled OEM heavy truck parts business) (the “Q1 Acquisitions”). The acquisitions enabled us to increase our geographic presence and expand our network of recycled OEM heavy truck parts. The aggregate consideration for the Q1 Acquisitions totaled approximately $15.6 million in cash, net of cash acquired.

On August 25, 2008, we acquired a 100% equity interest in PYP, an operator of multiple self-service facilities in the state of California. The consideration for PYP was comprised of $42.0 million in stock issued (2.1 million shares) and $34.0 million in net cash payments. The final purchase price remains subject to change based on resolution of a working capital adjustment.

Also in 2008, we acquired a 100% interest in each of seven businesses (six in the recycled OEM parts business, including three providing recycled OEM heavy truck parts, and one wheel polishing business). The acquisitions enabled us to expand our presence in existing markets, increase our coverage of the Canadian market and become a provider of recycled OEM heavy truck parts. The aggregate consideration for these seven businesses totaled approximately $36.5 million in cash, net of cash acquired, $18.0 million in stock issued (0.8 million shares) and $1.6 million of debt issued. Of the 2008 acquisitions, we completed two of the business combinations in the three month period ended March 31, 2008 for aggregate consideration of approximately $4.2 million in cash and $18.0 million in stock issued.

The acquisitions are being accounted for under the purchase method of accounting and are included in our financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. During the three months ended March 31, 2009, we made adjustments to the preliminary purchase price allocations primarily to finalize the inventory valuations for certain of the businesses acquired in 2008. These adjustments increased goodwill related to these 2008 acquisitions by approximately $0.2 million. Several of our 2008 acquisitions remain in the measurement period, and we may be required to adjust inventory, identifiable intangible assets and insurance reserves pending completion of final valuations. Additionally, we may adjust the purchase prices for certain of our 2008 acquisitions based on working capital adjustments. We do not anticipate any material adjustments to the purchase price allocations for the Q1 Acquisitions in future periods.

The purchase price allocations for the Q1 Acquisitions and adjustments made in the three months ended March 31, 2009 to preliminary purchase price allocations for prior year acquisitions are as follows (in thousands):

	Q1 Acquisitions	Adjustments to 2008 acquisitions
Receivables	$889	$(31)
Receivable reserves	(74)	(15)
Inventory	2,930	(208)
Prepaid expenses and other assets	9	—
Property and equipment	1,929	55
Goodwill	11,680	234
Intangible assets	50	—
Current liabilities assumed	(842)	(82)
Deferred taxes	(238)	—
Notes issued	(729)	—
Payment of prior years purchase price payable	—	199

Cash used in acquisitions, net of cash acquired	$15,604	$152

We recorded goodwill of $11.7 million for the Q1 Acquisitions, of which $7.4 million is expected to be deductible for income tax purposes. The entire $0.2 million of goodwill adjustments recorded for prior year acquisitions during the three month period ended March 31, 2009 is expected to be deductible for income tax purposes.

The primary reason for our acquisition of PYP in 2008 and the other acquisitions made in 2009 and 2008 was to enable us to expand our market presence, expand our product offerings and enter new markets. All or substantially all of the employees of these businesses became our employees following acquisition. We expect to reduce costs in the acquired businesses through economies of scale. All of these factors contributed to purchase prices that included a significant amount of goodwill.

In the period between the acquisition dates and March 31, 2009, the Q1 Acquisitions generated $2.6 million of revenue and $0.2 million of operating income.

The following pro forma summary presents the effect of the businesses acquired during 2009 and 2008 as though the businesses had been acquired as of January 1, 2008, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Revenue as reported	$517,989	$491,908
Revenue of purchased businesses for the period prior to acquisition:
PYP	—	33,577
Other acquisitions	1,044	14,801

Pro forma revenue	$519,033	$540,286

Net income as reported	$32,304	$30,878
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
PYP	—	1,783
Other acquisitions	59	1,576

Pro forma net income	$32,363	$34,237

Earnings per share-basic, as reported	$0.23	$0.23
Effect of purchased businesses for the period prior to acquisition:
PYP	—	0.01
Other acquisitions	—	0.01

Pro forma earnings per share-basic	$0.23	$0.25

Earnings per share-diluted, as reported	$0.23	$0.22
Effect of purchased businesses for the period prior to acquisition:
PYP	—	0.01
Other acquisitions	—	0.01

Pro forma earnings per share-diluted	$0.23	$0.24

Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information also includes purchase accounting adjustments, adjustments to depreciation on acquired property and equipment, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 11. Restructuring and Integration Costs

We have undertaken certain restructuring activities in connection with our acquisition of Keystone Automotive Industries, Inc. (“Keystone”) in the fourth quarter of 2007. The restructuring plan included the elimination of duplicate headcount at Keystone’s corporate headquarters in Nashville, Tennessee shortly after the closing of the acquisition and the incorporation of our existing aftermarket operations into the Keystone business. We performed an analysis of the overlapping facilities and delivery routes to identify the facilities and routes that could be combined or closed to eliminate duplication with existing LKQ facilities. Drivers and some facility personnel have been or will be terminated or relocated as a result of the combination of routes and locations. Certain facilities were closed and the inventory was moved to the combined facility. Additionally, Keystone’s accounting system is centralized and located in California, while the LKQ aftermarket accounting function is centralized in Ohio. We are in the process of combining the accounting function for all aftermarket operations at the Keystone accounting center in California. The restructuring activities include the migration of the systems utilized by the LKQ aftermarket facilities to the Keystone system. We currently anticipate the combination of operations and migration of systems will be substantially completed during the second quarter of 2009.

In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” we finalized our restructuring plans no later than one year from the date of our acquisition of Keystone. If there are settlements of obligations for less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill. Any additional reserves required in the future will be recorded through charges to restructuring expense.

Restructuring activities associated with our existing operations are being accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities” and are accordingly being charged to expense.

In connection with the Keystone restructuring activities, we established reserves as detailed below. Accrued acquisition expenses are included in other accrued expenses in the accompanying Unaudited Consolidated Condensed Balance Sheets.

The changes in accrued acquisition expenses directly related to the Keystone acquisition from the acquisition date to December 31, 2008 and during the three months ended March 31, 2009 are as follows (in thousands):

	Severance Related Costs	Excess Facility Costs	Other	Total
Reserves established	$10,433	$1,816	$488	$12,737
Payments	(10,159)	(912)	(488)	(11,559)

Balance at December 31, 2008	$274	$904	$—	$1,178

Payments	(68)	(170)	—	(238)

Balance at March 31, 2009	$206	$734	$—	$940

Severance related costs are expected to be paid in 2009. The excess facility costs are expected to be paid over the remaining terms of the leases through 2013.

Restructuring and integration costs associated with our operations totaled approximately $0.8 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively, and are included in Restructuring expenses on the accompanying Unaudited Consolidated Condensed Statements of Income. For the three months ended March 31, 2009, these charges include $0.3 million to move inventory between facilities and $0.5 million of other costs, including severance and related benefits. For the three months ended March 31, 2008, these charges included severance costs and costs associated with the closure of existing facilities that overlapped with acquired Keystone facilities, as well as costs to migrate systems, train employees and standardize processes and procedures.

We have established a reserve for the costs related to the closure of existing facilities and other costs, including severance and related benefits. The other restructuring charges are generally expensed and paid in the same reporting period. The changes in accrued restructuring expenses from plan inception to December 31, 2008 and for the three months ended March 31, 2009 are as follows (in thousands):

	Excess Facility Costs	Facility Relocation and Closure Costs	Severance Related Costs and Other	Total
Reserves established	$2,240	$4,039	$2,310	$8,589
Payments	(997)	(4,039)	(2,298)	(7,334)

Balance at December 31, 2008	$1,243	$—	$12	$1,255

Reserves established	—	292	511	803
Payments	(225)	(292)	(86)	(603)

Balance at March 31, 2009	$1,018	$—	$437	$1,455

The excess facility costs are expected to be paid over the remaining terms of the leases through 2016. The other costs, including severance and related benefits, are expected to be paid through 2010.

Note 12. Income Taxes

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

Our effective income tax rate for the three months ended March 31, 2009 and 2008 was 40.0% for both periods.

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

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the Forward-Looking Statements presented below and the risk factors enumerated in Item 1A in our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009. Due to these factors, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

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

In the first three months of 2009, we acquired three businesses (two in the recycled OEM parts business and one in the recycled OEM heavy truck parts business). The acquisitions enabled us to increase our geographic presence and expand our network of recycled OEM heavy truck parts.

In August 2008, we acquired Pick-Your-Part Auto Wrecking (“PYP”), an operator of multiple self-service facilities in the state of California. During 2008, we also acquired seven other businesses (three in the recycled OEM parts business, three in the recycled OEM heavy truck parts business and one wheel polishing business). These acquisitions included two businesses in Canada. The 2008 acquisitions enabled us to expand our presence in existing markets, increase our coverage of the Canadian market and become a provider of recycled OEM heavy truck parts.

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

We sell the majority of our vehicle replacement products to collision repair shops and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. For an additional fee, we sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, as well as direct quotation services to their adjusters. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of parts for our customers when we perform these services for insurance carriers. There is no standard price for recycled OEM products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing. The pricing for aftermarket and refurbished products is determined based on a number of factors, including availability, quality, demand, new OEM replacement product prices, and competitor pricing.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, business combinations, goodwill impairment, self-insurance programs, contingencies, accounting for income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.

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

For an additional fee, we also sell extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts.

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

Aftermarket and Refurbished Product Inventory. Aftermarket and refurbished product inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable. For items purchased from foreign sources, import fees and duties and transportation insurance are also included. Our refurbished product inventory cost is based on the average price we pay for wheel, bumper and lamp cores, and includes expenses incurred for freight, buying and refurbishing overhead.

For all inventory, our carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at March 31, 2009 was approximately $5.8 million, which represents 3.8% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2008 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.6 million. For our vehicle replacement parts operations, our exposure to uncollectible accounts receivable is generally limited because the majority of our sales are to a large number of small customers that are geographically dispersed. We also have certain customers in our vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through credit approvals, credit limits, and monitoring policies.

Business Combinations

For acquisitions completed prior to January 1, 2009, we have applied the guidance in Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) for performing purchase price allocations. Effective on January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price allocation is subject to change during the twelve month period subsequent to the acquisition date, with the adjustments reflected prospectively for acquisitions under SFAS 141 and retrospectively for those under SFAS 141R. We utilize management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

Goodwill Impairment

We record goodwill as a result of our acquisitions. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires us to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events may indicate that an impairment exists. During the first quarter of 2009, we have not identified any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we have not updated our 2008 impairment tests.

Our vehicle replacement products operations are organized into 11 operating segments, comprised of nine geographic regions for our wholesale recycled OEM products and aftermarket products operations and separate operating segments for our self-service retail OEM products and our recycled heavy duty truck parts operations. We utilize these 11 operating segments as reporting units, without aggregation, for purposes of goodwill impairment testing.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using an equal weighting of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of March 31, 2009, we had $934.5 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2008. A 10% decrease in the fair value estimates of the reporting units in the fourth quarter of 2008 impairment test would have changed this determination for one reporting unit. Our self-service reporting unit’s fair value exceeded its book value by 6%. In prior years, the fair value of the self-service reporting unit has exceeded the carrying value by larger amounts. However, a combination of factors, including the decline in scrap metal and other metal prices in the fourth quarter of 2008 and our acquisition of PYP self service yards shortly before this drop in prices, contributed to the narrowing gap between fair value and book value. We could be subject to an impairment in the self-service reporting unit in future periods if the market conditions worsen or the economic slowdown extends into 2010 or later.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile liability, general liability, and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, which would have an adverse impact on our operating results in that period.

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

Accounting for Income Taxes

All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based upon the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We operate in multiple tax jurisdictions with different tax rates, and we determine the allocation of income to each of these jurisdictions based upon various estimates and assumptions.

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $1.0 million and $0.9 million at March 31, 2009 and December 31, 2008, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Only those positions that meet the more-likely-than-not recognition threshold may be recognized in the financial statements. We recognize interest accrued relating to unrecognized tax benefits in our income tax expense. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.

With the adoption of SFAS 141R on January 1, 2009, changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies and deferred income tax asset valuation allowances of acquired businesses after the measurement period will be recorded in earnings in the period the changes are determined. Adjustments to other tax accruals we make are generally recognized in the period they are determined.

Stock-Based Compensation

We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards under SFAS 123R. We have been in existence since early 1998 and have been a public company since October 2003. As a result, we do not have the historical data necessary to consider using a lattice valuation model at this time. We have therefore elected to use the Black-Scholes valuation model. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123R. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. Key assumptions used in determining the fair value of stock options granted in 2009 were: expected term of 6.3 years; risk-free interest rate of 1.83%; dividend yield of 0%; forfeiture rate of 6.7%; and volatility of 44.6%.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to the unaudited consolidated condensed financial statements in Part I, Item 1 for information related to new accounting standards.

Segment Reporting

Over 96% of our operations are conducted in the United States. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. Since 2007, we have acquired a total of five recycled OEM products businesses located in Canada. Keystone, which we acquired in October 2007, has bumper refurbishing operations in Mexico and aftermarket products businesses located in Canada. Revenue generated and properties located outside of the United States are not material.

Our vehicle replacement products operations are organized into 11 operating segments, comprised of nine geographic regions for our wholesale recycled OEM products and aftermarket products operations and separate operating segments for our self-service retail OEM products and our recycled heavy duty truck parts operations. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. The vehicle replacement products operations account for over 95% of our revenue, earnings and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Statement of Operations Data:
Revenue	100.0%	100.0%
Cost of goods sold	55.0%	54.6%
Gross margin	45.0%	45.4%
Facility and warehouse expenses	9.8%	9.0%
Distribution expenses	8.6%	9.1%
Selling, general and administrative expenses	13.0%	13.0%
Restructuring expenses	0.2%	0.2%
Depreciation and amortization	1.6%	1.5%
Operating income	11.8%	12.5%
Other expense, net	1.5%	2.0%
Income before provision for income taxes	10.4%	10.5%
Net income	6.2%	6.3%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue. Our revenue increased 5.3% to $518.0 million for the three month period ended March 31, 2009, from $491.9 million for the comparable period of 2008. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions, partially offset by reduced revenue from scrap metal and other metal sales. While our total organic growth rate was a negative 0.5%, our organic revenue growth rate for parts and services, excluding the effects of scrap metal and other metal prices that dropped sharply during the latter part of 2008, was 5.1% during the three month period ended March 31, 2009.

Cost of Goods Sold. Our cost of goods sold increased 6.1% to $285.0 million in the three month period ended March 31, 2009, from $268.6 million in the comparable period of 2008. The increase in cost of goods sold was primarily due to the increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 54.6% to 55.0%. This increase was due primarily to narrower margins in our self service operations. The decline in scrap metal and other metal prices resulted in lower revenue in our self service operations at lower gross margin percentages. We have reduced our average acquisition cost for self service products as compared to both the comparable quarter and the fourth quarter of 2008.

Gross Margin. Our gross margin increased 4.3% to $233.0 million in the three month period ended March 31, 2009, from $223.3 million in the comparable period of 2008. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 45.4% to 45.0%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 13.8% to $50.7 million in the three month period ended March 31, 2009, from $44.5 million in the comparable period of 2008. Our facility and warehouse expenses increased by $7.4 million due to business acquisitions (primarily the acquisition of PYP in August 2008). As a percentage of revenue, facility and warehouse expenses increased from 9.0% to 9.8%. This increase was due primarily to the PYP acquisition as facility and warehouse expenses are a higher percentage of revenue in our self service operations as compared to our wholesale recycling and aftermarket operations.

Distribution Expenses. Distribution expenses decreased 0.5% to $44.5 million in the three month period ended March 31, 2009, from $44.8 million in the comparable period of 2008. Distribution expenses in dollar terms declined relative to the first quarter of 2008 as a reduction in fuel costs was partially offset by $1.8 million in distribution costs from our business acquisitions and $0.5 million in higher third party freight costs. As a percentage of revenue, our distribution expenses decreased from 9.1% to 8.6% primarily due to lower fuel costs on a higher revenue base.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 4.7% to $67.1 million in the three month period ended March 31, 2009, from $64.1 million in the comparable period of 2008. Our business acquisitions accounted for $4.1 million in higher costs, primarily in labor and labor-related expenses. Excluding the added costs from business acquisitions, we decreased labor and labor-related expenses by $1.7 million, primarily as a result of cost reductions resulting from our consolidation of Keystone and LKQ aftermarket operations. Our selling, general and administrative expenses also increased due to higher legal costs of $1.1 million. As a percentage of revenue, our selling, general, and administrative expenses were 13.0% in both 2009 and 2008.

Restructuring Expenses. Restructuring expenses decreased 31.6% to $0.8 million in the three month period ended March 31, 2009, from $1.2 million in the comparable period of 2008. The restructuring expenses are the result of our integration of Keystone into pre-existing LKQ operations, and include $0.5 million of severance, and facility closure costs and moving expenses of $0.3 million. These expenses have declined as we have completed the majority of our integration efforts, with the remaining integration efforts expected to be completed by the end of the second quarter.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 18.0% to $9.3 million in the three month period ended March 31, 2009, from $7.9 million in the comparable period of 2008. Business acquisitions accounted for $0.5 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization increased from 1.5% to 1.6%.

Operating Income. Operating income decreased 0.2% to $61.4 million in the three month period ended March 31, 2009, from $61.5 million in the comparable period of 2008. As a percentage of revenue, operating income decreased from 12.5% to 11.8%. The decrease in operating income as a percentage of revenue was due primarily to the lower margins experienced in our self service operations due to lower scrap metal and other metal prices. See Revenue and Cost of Goods Sold discussions above.

Other (Income) Expense. Total other expense, net decreased 24.8% to $7.5 million for the three month period ended March 31, 2009, from $10.0 million for the comparable period of 2008. The decrease in other expense, net is due primarily to interest expense. Net interest expense decreased 26.4% to $7.6 million for the three month period ended March 31, 2009, from $10.3 million for the comparable period of 2008. Our average effective interest rate on our bank borrowings was 4.5% in the first quarter of 2009 compared to 6.1% in the first quarter of 2008. In addition, our average bank borrowings were approximately $11.7 million lower at March 31, 2009 as compared to March 31, 2008, due primarily to scheduled repayments.

Provision for Income Taxes. The provision for income taxes increased 4.5% to $21.5 million for the three month period ended March 31, 2009, from $20.6 million in the comparable period of 2008, due primarily to higher income before provision for income taxes. Our effective income tax rate was 40.0% in both 2009 and 2008. The provision for the three month period ended March 31, 2009 includes $0.3 million in discrete adjustments for changes in state income tax laws, provisions for uncertain tax positions and an increase in valuation allowances.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. At March 31, 2009, we had $92.8 million in cash and cash equivalents and $67.2 million available under our bank credit agreement ($115 million commitment less outstanding revolver borrowings of $7.5 million and letters of credit of $25.3 million, and excluding a $15 million commitment from Lehman Commercial Paper Inc. (“LCP”) that is unlikely to be honored, as described below).

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

LCP filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on October 5, 2008. LCP is the administrative agent under our Credit Agreement and had committed to provide $15 million under the revolving credit facility that is a part of our Credit Agreement. Our ability to draw on that $15 million is doubtful as a result of the bankruptcy filing. LCP is also our swing line lender and in such capacity had committed to provide same day borrowing of swing line loans as part of our revolving credit facility. We have not borrowed any amounts under any swing line loans. Our ability to access this short term borrowing is doubtful as a result of the bankruptcy filing. However, we do not believe that any inability to draw on the $15 million revolving credit facility or to access our swing line facility will have a material adverse impact on us. Since we entered into the Credit Agreement, our average availability, excluding the LCP portion, has been approximately $76 million, and the highest amounts outstanding under our revolver and in the form of letters of credit were $7.5 million and $25.3 million, respectively. We have not utilized the revolver as a primary source of liquidity, but we do maintain sufficient availability if needs arise.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, including compliance with the required senior secured debt ratio. We were in compliance with all restrictive covenants as of March 31, 2009 and December 31, 2008.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our senior secured credit facility at March 31, 2009 (after giving effect to the interest rate swap contracts in force, described in Note 6, “Derivative Instruments and Hedging Activities,” in Item 1 of this Quarterly Report on Form 10-Q) was 4.47%, before debt issuance cost amortization. Borrowings against the senior secured credit facility totaled $634.5 million and $638.3 million at March 31, 2009 and December 31, 2008, respectively, of which $22.2 million and $19.8 million are classified as current maturities, respectively.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 41,700 and 39,200 wholesale salvage vehicles in the three months ended March 31, 2009 and 2008, respectively. In addition, we acquired approximately 81,700 and 56,100 lower cost self-service and crush only vehicles in the three months ended March 31, 2009 and 2008, respectively. Our purchases of aftermarket parts and wheels totaled approximately $142.4 million and $132.1 million in the three months ended March 31, 2009 and 2008, respectively.

Net cash provided by operating activities totaled $39.5 million for the three month period ended March 31, 2009, compared to $32.4 million for the same period of 2008. Net income adjusted for non-cash depreciation, amortization and stock-based compensation generated $43.3 million of cash in 2009, a $3.2 million increase over the same period of 2008. Inventory, net of effects of purchase acquisitions, represented a cash outflow of $24.8 million in the three month period ended March 31, 2009. We increased our purchases of aftermarket inventory during the quarter to increase our safety stock for new customer programs and to expand certain product categories to additional locations. We anticipate that aftermarket inventory levels will decrease in the second half of 2009. Receivables generated $10.1 million in cash for the three month period ended March 31, 2009 as a result of improved collections. Cash paid for taxes was $1.2 million in the first quarter of 2009, while our income tax provision was $21.5 million. Payments for the full year of 2008 exceeded our expected tax liability due to the reduction in our fourth quarter profitability resulting from the effect of declining scrap metal and other metal prices on our self-service operations. As a result, we have not made significant estimated tax payments in 2009.

Net cash used in investing activities totaled $22.6 million for the three month period ended March 31, 2009, compared to $17.4 million for the same period of 2008. We invested $15.8 million of cash in acquisitions in 2009 compared to $4.2 million for two acquisitions in the comparable period of 2008. Net property and equipment purchases were $6.8 million in the three month period ended March 31, 2009, which is approximately half of the capital expenditures for the comparable period in the prior year. The reduction in capital expenditures is driven by the timing of our projects as we continue to believe that our full year 2009 spending will be between $75.0 and $80.0 million, an increase of over $8.0 million compared to 2008.

Net cash used in financing activities totaled $3.2 million for the three month period ended March 31, 2009, compared to $3.7 million for the same period of 2008. Beginning in the first quarter of 2009, our scheduled term loan payments increased to approximately $4.9 million per quarter in 2009 compared to $2.5 million per quarter in the prior year. Repayments of other debt, which primarily consists of notes issued for business acquisitions, were $1.2 million for the three month period ended March 31, 2009, compared to $3.1 million in the prior year. Line of credit borrowings totaled $2.3 million in 2009, resulting from borrowings to fund a Canadian business acquisition. Cash generated from exercises of stock options provided $0.3 million and $0.9 million in the three month periods ended March 31, 2009 and 2008, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $0.3 million and $1.1 million in the three month periods ended March 31, 2009 and 2008, respectively.

As part of the consideration for business acquisitions completed during 2009, we issued promissory notes totaling approximately $0.7 million. The notes bear interest at annual rates of 4.0% to 4.25%, and interest is payable at maturity or in monthly installments.

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

We estimate that our capital expenditures for the remainder of 2009, excluding business acquisitions, will be between $68.0 and $73.0 million. We expect to use these funds for growth projects, including several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2009, which we estimate will be in excess of $145.0 million, will be used to fund our capital expenditures.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2008 Annual Report on Form 10-K, filed with the SEC on February 27, 2009.

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

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks (JP Morgan Chase Bank, N.A. and Deutsche Bank AG) that we believe are creditworthy and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of March 31, 2009, three interest rate swap contracts representing a total of $500 million of notional amount were outstanding with various maturity dates through April 2011. All of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at March 31, 2009 was a liability of approximately $14.7 million, and the value of such contracts is subject to changes in interest rates.

At March 31, 2009, we had unhedged variable rate debt of $134.5 million. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $1.3 million annually.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we tend to have a natural hedge against the changes. However, there is typically a lag between the metal price fluctuations, which influence our revenue, and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. Scrap metal and other metal prices declined significantly in the fourth quarter of 2008, which had a negative effect on our revenue and margins. In the first quarter of 2009, we have experienced an improvement in gross margins relative to the fourth quarter of 2008 as inventory costs have fallen in response to the decline of scrap metal and other metal prices.

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

As of March 31, 2009, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods.

In January 2009, we implemented new general ledger, accounts payable, fixed assets, and cash management financial applications for some of our operations. These applications replaced legacy applications and provide improvements in security and segregation of duties, as well as process standardization and integration. As a result of the implementations, we redesigned certain of our control procedures within our internal control over financial reporting framework. We will continue to evaluate the impact that the new financial applications will have on our internal controls and expect the new applications to enhance our overall control environment.

Except as described above, there were no significant changes in our internal controls over financial reporting during the three months ended March 31, 2009 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 1, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended the two pending legal actions that were initiated by Ford with the United States International Trade Commission. The first action was filed in December 2005 alleging that certain aftermarket parts imported into the United States infringed on 14 design patents that Ford alleged cover eight parts on the 2004-2005 Ford F-150 truck. The second action was filed in May 2008 alleging design patent infringement on certain automotive parts relating to the 2005 Ford Mustang automobile.

Pursuant to the settlement, we (and our designees) became the sole distributor in the United States of aftermarket automotive parts that correspond to Ford collision parts that are covered by a United States design patent. We will pay Ford for these rights, including a royalty for each such part we sell. The term of this arrangement extends through September 30, 2011.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2008, for information concerning risks and uncertainties that could negatively impact us.

Item 6.	Exhibits

Exhibits

Exhibit Number	Description of Exhibit
10.1	Amendment No. 2 to the LKQ Corporation Employees’ Retirement Plan, dated as of April 20, 2009.

10.2	Amendment Agreement dated as of March 2, 2009 amending the Consulting Agreement dated as of January 11, 2008 between LKQ Corporation and Joseph M. Holsten.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2009.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)