Form 10-Q
period 2009-06-30
LKQ CORP
filed 2009-08-04
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

At July 28, 2009, the registrant had issued and outstanding an aggregate of 140,761,513 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and equivalents	$129,468	$79,067
Receivables, net	138,813	148,422
Inventory	353,024	332,756
Deferred income taxes	20,713	19,644
Prepaid income taxes	4,995	21,164
Prepaid expenses	15,085	7,865

Total Current Assets	662,098	608,918

Property and Equipment, net	261,970	258,956
Intangibles:
Goodwill	937,023	923,807
Other intangibles, net	69,131	71,150
Other Assets	20,370	18,973

Total Assets	$1,950,592	$1,881,804

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$58,454	$65,411
Accrued expenses:
Accrued payroll-related liabilities	34,080	33,129
Other accrued expenses	44,565	42,006
Deferred revenue	6,011	4,733
Current portion of long-term obligations	26,743	21,934

Total Current Liabilities	169,853	167,213

Long-Term Obligations, Excluding Current Portion	609,824	620,940
Deferred Income Tax Liability	47,048	43,518
Other Noncurrent Liabilities	31,114	29,627

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 140,584,990 and 139,921,410 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,406	1,399
Additional paid-in capital	799,824	790,933
Retained earnings	303,099	241,938
Accumulated other comprehensive loss	(11,576)	(13,764)

Total Stockholders’ Equity	1,092,753	1,020,506

Total Liabilities and Stockholders’ Equity	$1,950,592	$1,881,804

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$492,754	$484,392	$1,010,743	$976,300

Cost of goods sold	269,272	264,684	554,311	533,278

Gross margin	223,482	219,708	456,432	443,022

Facility and warehouse expenses	49,398	43,802	100,061	88,304

Distribution expenses	42,917	45,326	87,459	90,095

Selling, general and administrative expenses	67,087	61,759	134,198	125,862

Restructuring expenses	255	3,149	1,058	4,323

Depreciation and amortization	8,429	7,258	16,882	14,516

Operating income	55,396	58,414	116,774	119,922

Other expense (income):
Interest expense, net	7,725	8,411	15,305	18,712
Other income, net	(106)	(451)	(146)	(720)

Total other expense	7,619	7,960	15,159	17,992

Income before provision for income taxes	47,777	50,454	101,615	101,930

Provision for income taxes	18,920	19,465	40,454	40,063

Net income	$28,857	$30,989	$61,161	$61,867

Net income per share:
Basic	$0.21	$0.23	$0.44	$0.46

Diluted	$0.20	$0.22	$0.43	$0.44

Weighted average common shares outstanding:
Basic	140,223	135,287	140,009	134,922

Diluted	143,500	140,301	143,317	140,035

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,161	$61,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,589	15,802
Stock-based compensation expense	3,578	2,715
Deferred income taxes	1,483	1,239
Excess tax benefit from exercise of stock options	(2,696)	(1,958)
Other adjustments	1,393	1,177
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	10,585	(11,919)
Inventory	(16,709)	(10,975)
Prepaid income taxes/income taxes payable	19,397	20,166
Accounts payable	(7,110)	(8,800)
Other operating assets and liabilities	(2,632)	(1,941)

Net cash provided by operating activities	87,039	67,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,584)	(26,404)
Proceeds from disposal of assets	839	217
Cash used in acquisitions, net of cash acquired	(15,952)	(4,418)

Net cash used in investing activities	(33,697)	(30,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,744	1,408
Excess tax benefit from exercise of stock options	2,696	1,958
Debt issuance costs	—	(219)
Repayments of long-term debt	(11,160)	(10,026)
Borrowings under line of credit	2,310	—

Net cash used in financing activities	(3,410)	(6,879)

Effect of exchange rate changes on cash and equivalents	469	(68)

Net increase in cash and equivalents	50,401	29,821

Cash and equivalents, beginning of period	79,067	74,241

Cash and equivalents, end of period	$129,468	$104,062

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$729	$25
Stock issued in connection with business acquisitions	—	18,006
Cash paid for income taxes, net of refunds	19,438	18,607
Cash paid for interest	14,898	19,799
Property and equipment purchases not yet paid	868	1,199

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2008	139,921	$1,399	$790,933	$241,938	$(13,764)	$1,020,506

Net income	—	—	—	61,161	—	61,161

Change in interest rate swap agreements, net of tax of $1,211 (see Note 5)	—	—	—	—	946	946

Foreign currency translation	—	—	—	—	1,242	1,242

Total comprehensive income	—	—	—	—	—	63,349

Stock issued as director compensation	10	—	145	—	—	145

Stock-based compensation expense	—	—	3,433	—	—	3,433

Exercise of stock options and issuance of restricted stock, including related tax benefits of $2,576	654	7	5,313	—	—	5,320

BALANCE, June 30, 2009	140,585	$1,406	$799,824	$303,099	$(11,576)	$1,092,753

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

We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on August 4, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

Note 2. Financial Statement Information

Revenue Recognition

Revenue is recognized when products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $12.6 million and $11.2 million at June 30, 2009 and December 31, 2008, respectively.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $6.1 million and $5.8 million at June 30, 2009 and December 31, 2008, respectively.

Inventory

Inventory consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Salvage products	$139,029	$140,126
Aftermarket and refurbished products	207,606	184,527
Core facilities inventory	6,389	8,103

	$353,024	$332,756

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired), and other specifically identifiable intangible assets, including the Keystone trade name, covenants not to compete and trademarks.

The change in the carrying amount of goodwill during the six months ended June 30, 2009 is as follows (in thousands):

Balance as of December 31, 2008	$923,807
Adjustment of previously recorded goodwill	(95)
Exchange rate effects	1,631
Business acquisitions	11,680

Balance as of June 30, 2009	$937,023

Other intangible assets totaled approximately $69.1 million and $71.1 million, net of accumulated amortization of $7.2 million and $5.1 million, at June 30, 2009 and December 31, 2008, respectively. Amortization expense was approximately $2.1 million during each of the six months ended June 30, 2009 and 2008. Estimated annual amortization expense is approximately $4.0 million for each of the years 2009 through 2013.

Depreciation Expense

Depreciation expense associated with our refurbishing and smelting operations is included in Cost of Goods Sold rather than Depreciation and Amortization on the Unaudited Consolidated Condensed Statements of Income.

Warranty Reserve

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during the first six months of 2009 was as follows (in thousands):

Balance as of January 1, 2009	$540
Warranty expense	2,115
Warranty claims	(2,118)

Balance as of June 30, 2009	$537

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

Stock-Based Compensation

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of options granted during the respective periods:

	Six Months Ended June 30,
	2009	2008
Expected life (in years)	6.3	6.4
Risk-free interest rate	1.83%	3.27%
Volatility	44.6%	39.3%
Dividend yield	0%	0%
Weighted average fair value of options granted	$5.47	$8.54

Estimated forfeitures – When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For options granted in 2009, a forfeiture rate of 9.0% has been used for valuing employee option grants, while a forfeiture rate of 0% has been used for valuing non-employee director and executive officer option grants.

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Stock options	$1,612	$1,200	$3,072	$2,314
Restricted stock	182	181	361	340

Stock issued to non-employee directors	73	30	145	61

Total stock-based compensation expense	$1,867	$1,411	$3,578	$2,715

The following table sets forth the total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cost of goods sold	$12	$4	$23	$7
Facility and warehouse expenses	684	514	1,304	987
Selling, general and administrative expenses	1,171	893	2,251	1,721

	1,867	1,411	3,578	2,715

Income tax benefit	(736)	(545)	(1,410)	(1,067)

Total stock-based compensation expense, net of tax	$1,131	$866	$2,168	$1,648

We have not capitalized any stock-based compensation costs during either the six months ended June 30, 2009 or 2008. As of June 30, 2009, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	Total
Remainder of 2009	$3,237	$367	$3,604
2010	6,101	727	6,828
2011	5,266	727	5,993
2012	3,942	727	4,669
2013	1,658	22	1,680
2014	38	—	38

Total unrecognized compensation expense	$20,242	$2,570	$22,812

Fair Value of Financial Instruments

Effective June 30, 2009, we adopted FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”), which requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. As FSP No. 107-1 relates to disclosure requirements, the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

Our debt is reflected on the balance sheet at cost. Based on current market conditions, our interest rate margins are below the rate available in the market, which causes the fair value of our debt to fall below the carrying value. The fair value of our term loans (see Note 4, “Long-Term Obligations”) is approximately $575 million at June 30, 2009, as compared to the carrying value of $624.6 million. We estimated the fair value of our term loans by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment is the amount that a market participant would be able to lend at June 30, 2009 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our term loans. The carrying amounts of our cash and equivalents, net trade receivables and accounts payable approximate fair value.

We apply the market approach to value our financial assets and liabilities, which include cash surrender value of life insurance, deferred compensation liabilities and interest rate swaps. The market approach utilizes available market information to estimate fair value. Required fair value disclosures are included in Note 6, “Fair Value Measurements.” The carrying amounts of financial instruments approximate fair value.

Segments

Our vehicle replacement products operations are organized into 11 operating segments, comprised of nine geographic regions for our wholesale recycled original equipment manufacturer (“OEM”) and aftermarket products operations and separate operating segments for our self-service retail OEM products and our recycled heavy duty truck parts operations. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Recycled and related products and services	$185,895	$159,425	$373,467	$314,287
Aftermarket, other new and refurbished products	260,686	241,211	542,389	516,290
Other	46,173	83,756	94,887	145,723

	$492,754	$484,392	$1,010,743	$976,300

Revenue from other sources includes bulk sales to mechanical remanufacturers, scrap sales, and sales of aluminum ingots and sows.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) pertaining to financial assets and liabilities. SFAS 157 established a framework for reporting fair value and expands disclosures required for fair value measurements. Although the adoption of SFAS 157 did not have an impact on our consolidated financial position, results of operations or cash flows, we are now required to provide additional disclosures as part of our financial statements. These additional disclosures are provided in Note 6, “Fair Value Measurements.” As allowed by the provisions of FSP 157-2, we adopted SFAS 157 for our non-financial assets and liabilities on January 1, 2009, which did not have an effect on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, we are required to, among other things, recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. We are also required to expense acquisition-related expenses as incurred, restructuring costs in periods subsequent to the acquisition date, and changes in deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period in income tax expense. We applied the provisions of SFAS 141R to the acquisitions made in 2009 and the income tax provisions of SFAS 141R to all acquisitions. See Note 9, “Business Combinations,” for related disclosures.

Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”), which provides revised guidance for enhanced disclosures about derivative and hedging activities. As SFAS 161 specifically relates to disclosures regarding derivative and hedging activities, it did not have an effect on our consolidated financial position, results of operations or cash flows. The additional disclosures are provided in Note 5, “Derivative Instruments and Hedging Activities.”

Effective June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events (see disclosure in Note 1, “Interim Financial Statements”). The adoption of the standard did not have an effect on our consolidated financial position, results of operations or cash flows.

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

A summary of transactions in our stock-based compensation plans for the six months ended June 30, 2009 is as follows:

	Restricted Shares and Options Available For Grant	Restricted Shares Outstanding	Stock Options
			Number Outstanding	Weighted Average Exercise Price
Balance, December 31, 2008	5,374,928	190,000	9,663,588	$7.27

Granted	(1,779,400)	—	1,779,400	11.95
Exercised	—	—	(654,088)	4.19
Vested	—	(38,000)	—	—
Cancelled	85,175	—	(85,175)	15.96

Balance, June 30, 2009	3,680,703	152,000	10,703,725	$8.17

The following table summarizes information about outstanding and exercisable stock options at June 30, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75	118,000	1.6	$0.75	118,000	1.6	$0.75
2.00 - 2.19	1,005,250	3.1	2.10	1,005,250	3.1	2.10
3.25 - 3.96	1,275,800	3.0	3.43	1,267,800	3.0	3.43
4.17 - 4.64	3,116,278	5.3	4.36	2,945,329	5.2	4.36
7.56 - 7.59	206,000	6.3	7.59	204,200	6.2	7.59
9.34 - 12.11	3,625,380	8.3	10.96	974,820	7.0	10.08
16.41 - 22.58	1,357,017	8.5	19.15	279,787	8.5	19.15

	10,703,725	6.2	$8.17	6,795,186	4.9	$5.32

At June 30, 2009, a total of 10,578,320 options with an average exercise price of $8.13 and a weighted average remaining contractual life of 6.2 years were exercisable or expected to vest. The total grant-date fair value of options that vested during the six months ended June 30, 2009 was approximately $2.3 million.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at June 30, 2009 is $92.3 million, $91.6 million and $76.4 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $16.45 on June 30, 2009. This amount changes based upon the fair market value of our common stock. There were 654,088 stock options exercised during the six months ended June 30, 2009 with an intrinsic value of $7.8 million. There were 333,710 stock options exercised during the six months ended June 30, 2008 with an intrinsic value of $5.5 million.

Note 4. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Senior secured debt financing facility:
Term loans payable	$624,564	$632,983
Revolving credit facility	8,167	5,342
Notes payable to individuals through August 2019, interest at 3.5% to 10.0%	3,836	4,549

	636,567	642,874
Less current maturities	(26,743)	(21,934)

	$609,824	$620,940

We obtained a senior secured debt financing facility (“Credit Agreement”) from Lehman Brothers Inc. (“Lehman”) and Deutsche Bank Securities, Inc. (“Deutsche Bank”) on October 12, 2007, which was amended on October 26, 2007. The Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provides for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, (ii) a swing line credit facility of $25 million under the $100 million revolving credit facility, and (iii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate and provided further that no existing lender is required to make its pro rata share of any such additions or increases without its consent. Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts that began in the first quarter of 2008, with the balance payable in full on October 12, 2013. Amounts due under each revolving credit facility will be due and payable on October 12, 2013. We are also required to prepay the term loan facilities upon the sale of certain assets, upon the incurrence of certain debt, upon receipt of certain insurance and condemnation proceeds, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio.

As of June 30, 2009, we had $8.2 million of borrowings on our $115 million revolving credit facility. Availability on the revolving credit facility is further reduced by outstanding letters of credit totaling $26.5 million. Lehman Commercial Paper Inc. (“LCP”) filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on October 5, 2008. LCP accounts for $15 million of the revolver funding commitment and serves as our swing line lender. Accordingly, we no longer believe this $15 million revolver commitment is available, so in effect our availability on the line has been reduced to $65.3 million. Our ability to access the swing line credit facility is also uncertain as a result of the bankruptcy filing. We believe that the LCP bankruptcy will not have a material adverse effect on our liquidity.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, including compliance with the required senior secured debt ratio. We were in compliance with all restrictive covenants as of June 30, 2009 and December 31, 2008.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates, including the effect of interest rate swap agreements, on borrowings outstanding against the Company’s senior secured credit facility at June 30, 2009 and December 31, 2008 were 4.42% and 4.62%, respectively. Borrowings against the senior secured credit facility totaled $632.7 million and $638.3 million at June 30, 2009 and December 31, 2008, respectively, of which $24.8 million and $19.8 million are classified as current maturities, respectively.

Note 5. Derivative Instruments and Hedging Activities

We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our Credit Agreement, but we do not attempt to hedge our foreign currency and commodity price risks. We do not hold or issue derivatives for trading purposes.

At June 30, 2009, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate term loans, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Beginning on the effective dates of the interest rate swap agreements, on a monthly basis through the maturity date, we have paid and will pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Other Comprehensive Income and is reclassified to earnings when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes our interest rate agreements in effect as of June 30, 2009:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$50,000,000	April 14, 2008	April 14, 2010	4.68%
$200,000,000	April 14, 2008	April 14, 2011	4.99%
$250,000,000	September 15, 2008	October 14, 2010	4.88%

*	Includes applicable margin of 2.25% per annum

As of June 30, 2009, the fair market value of these contracts was a liability of $12.3 million and is included in Other Accrued Expenses ($0.8 million) and Other Noncurrent Liabilities ($11.5 million) on our Unaudited Consolidated Condensed Balance Sheet. During the six months ended June 30, 2009, we recognized a $2.6 million loss (net of tax) on derivatives in Other Comprehensive Income. Approximately $3.5 million of losses (net of tax) were reclassified to interest expense from Accumulated Other Comprehensive Income during the six months ended June 30, 2009. As of June 30, 2009, we estimate that $7.3 million of net derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months. There was no hedge ineffectiveness for the six months ended June 30, 2009.

Note 6. Fair Value Measurements

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

We use the market approach to value our financial assets and liabilities, and there were no changes in valuation techniques during the six months ended June 30, 2009. The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Balance as of June 30, 2009	Fair Value Measurements as of June 30, 2009
		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$93,056	$93,056	$—	$—
Cash surrender value of life insurance	5,834	—	5,834	—

Total Assets	$98,890	$93,056	$5,834	$—

Liabilities:
Deferred compensation liabilities	$5,871	$—	$5,871	$—
Interest rate swaps	12,337	—	12,337	—

Total Liabilities	$18,208	$—	$18,208	$—

Note 7. Commitments and Contingencies

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at June 30, 2009 are as follows (in thousands):

Six months ended December 31, 2009	$25,398
Years ended December 31:
2010	44,651
2011	35,926
2012	29,211
2013	23,900
2014	16,805
Thereafter	42,578

$218,469

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

Pursuant to the settlement, we (and our designees) became the sole distributor in the United States of aftermarket automotive parts that correspond to Ford collision parts that are covered by a United States design patent. We have paid Ford an upfront fee for these rights and will pay a royalty for each such part we sell. The amortization of the upfront fee and the royalty expenses are reflected in cost of goods sold on the accompanying Unaudited Consolidated Condensed Statements of Income. The term of this arrangement extends through September 30, 2011.

We also have certain other contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 8. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$28,857	$30,989	$61,161	$61,867

Denominator for basic earnings per share- Weighted- average shares outstanding	140,223	135,287	140,009	134,922
Effect of dilutive securities:
Stock options	3,277	4,989	3,305	5,013
Restricted stock	—	25	3	100

Denominator for diluted earnings per share- Adjusted weighted- average shares outstanding	143,500	140,301	143,317	140,035

Earnings per share, basic	$0.21	$0.23	$0.44	$0.46

Earnings per share, diluted	$0.20	$0.22	$0.43	$0.44

The following chart sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Antidilutive securities:
Stock options	3,102	1,484	1,369	133
Restricted stock	152	—	152	—

Note 9. Business Combinations

During the six months ended June 30, 2009, we acquired a 100% interest in each of three businesses (two in the recycled OEM parts business and one in the recycled OEM heavy truck parts business) (the “2009 Acquisitions”). The acquisitions enabled us to increase our geographic presence and expand our network of recycled OEM heavy truck parts. The aggregate consideration for the 2009 Acquisitions totaled approximately $15.6 million in cash, net of cash acquired, and $0.7 million of debt issued.

On August 25, 2008, we acquired a 100% equity interest in Pick-Your-Part Auto Wrecking (“PYP”), an operator of multiple self-service facilities in the state of California. The consideration for PYP was comprised of $42.0 million in stock issued (2.1 million shares) and $34.0 million in net cash payments. The final purchase price remains subject to change based on resolution of a working capital adjustment.

Also in 2008, we acquired a 100% interest in each of seven businesses (six in the recycled OEM parts business, including three providing recycled OEM heavy truck parts, and one wheel polishing business). The acquisitions enabled us to expand our presence in existing markets, increase our coverage of the Canadian market and become a provider of recycled OEM heavy truck parts. The aggregate consideration for these seven businesses totaled approximately $36.5 million in cash, net of cash acquired, $18.0 million in stock issued (0.8 million shares) and $1.6 million of debt issued. Of the 2008 acquisitions, we completed three of the business combinations in the six months ended June 30, 2008 for aggregate consideration of approximately $4.4 million in cash and $18.0 million in stock issued.

The acquisitions are being accounted for under the purchase method of accounting and are included in our financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. During the six months ended June 30, 2009, we made adjustments to the preliminary purchase price allocations for certain of the businesses acquired in 2008. These adjustments decreased goodwill related to these 2008 acquisitions by approximately $0.1 million. Several of our 2008 acquisitions remain in the measurement period, and we may be required to adjust pre-acquisition contingencies and inventory pending completion of final valuations. Additionally, we may adjust the purchase prices for certain of our 2008 acquisitions based on working capital adjustments. We do not anticipate any material adjustments to the purchase price allocations for the 2009 Acquisitions subsequent to June 30, 2009.

The purchase price allocations for the 2009 Acquisitions and adjustments made in the six months ended June 30, 2009 to preliminary purchase price allocations for prior year acquisitions are as follows (in thousands):

	2009 Acquisitions	Adjustments to 2008 acquisitions
Receivables	$889	$(13)
Receivable reserves	(74)	(75)
Inventory	2,930	6
Prepaid expenses and other assets	9	(10)
Property and equipment	1,929	57
Goodwill	11,680	(95)
Intangible assets	50	—
Current liabilities assumed	(842)	83
Deferred taxes	(238)	—
Notes issued	(729)	—
Payment of prior years purchase price payable	—	395

Cash used in acquisitions, net of cash acquired	$15,604	$348

We recorded goodwill of $11.7 million for the 2009 Acquisitions, of which $7.4 million is expected to be deductible for income tax purposes. The entire $0.1 million of goodwill adjustments recorded for prior year acquisitions during the six month period ended June 30, 2009 reduces our future deductions for income tax purposes.

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

In the period between the acquisition dates and June 30, 2009, the 2009 Acquisitions generated $6.7 million of revenue and $0.5 million of operating income.

The following pro forma summary presents the effect of the businesses acquired during 2009 and 2008 as though the businesses had been acquired as of January 1, 2008, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue as reported	$492,754	$484,392	$1,010,743	$976,300
Revenue of purchased businesses for the period prior to acquisition:
PYP	—	44,580	—	78,157
Other acquisitions	—	12,266	1,044	27,039

Pro forma revenue	$492,754	$541,238	$1,011,787	$1,081,496

Net income as reported	$28,857	$30,989	$61,161	$61,867
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:

PYP	—	5,190	—	6,973
Other acquisitions	—	1,125	59	2,696

Pro forma net income	$28,857	$37,304	$61,220	$71,536

Earnings per share-basic, as reported	$0.21	$0.23	$0.44	$0.46
Effect of purchased businesses for the period prior to acquisition:
PYP	—	0.03	—	0.05
Other acquisitions	—	0.01	—	0.01

Pro forma earnings per share-basic	$0.21	$0.27	$0.44	$0.52

Earnings per share-diluted, as reported	$0.20	$0.22	$0.43	$0.44
Effect of purchased businesses for the period prior to acquisition:
PYP	—	0.03	—	0.05
Other acquisitions	—	0.01	—	0.01

Pro forma earnings per share-diluted	$0.20	$0.26	$0.43	$0.50

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

Note 10. Restructuring and Integration Costs

We have undertaken certain restructuring activities in connection with our acquisition of Keystone Automotive Industries, Inc. (“Keystone”) completed in the fourth quarter of 2007. The restructuring plan included the elimination of duplicate headcount at Keystone’s corporate headquarters in Nashville, Tennessee shortly after the closing of the acquisition and the incorporation of our existing aftermarket operations into the Keystone business. We performed an analysis of the overlapping facilities and delivery routes to identify the facilities and routes that could be combined or closed to eliminate duplication with existing LKQ facilities. Drivers and some facility personnel have been terminated or relocated as a result of the combination of routes and locations. Certain facilities were closed and the inventory was moved to the combined facility. Additionally, the LKQ aftermarket accounting function was centralized in Ohio, while Keystone’s accounting system is centralized and located in California. During the second quarter of 2009, we substantially completed the process of combining the accounting function for all aftermarket operations at the Keystone accounting center in California. The restructuring activities include the migration of the systems utilized by the LKQ aftermarket facilities to the Keystone system.

We finalized our restructuring plans within one year from the date of our acquisition of Keystone. If there are settlements of obligations for less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill. Any additional reserves required in the future will be recorded through charges to expense. Restructuring activities associated with our existing operations are being charged to expense.

In connection with the Keystone restructuring activities, we established reserves as detailed below. Accrued acquisition expenses are included in other accrued expenses in the accompanying Unaudited Consolidated Condensed Balance Sheets.

The changes in accrued acquisition expenses directly related to the Keystone acquisition from the acquisition date to December 31, 2008 and during the six months ended June 30, 2009 are as follows (in thousands):

	Severance Related Costs	Excess Facility Costs	Other	Total
Reserves established	$10,433	$1,816	$488	$12,737
Payments	(10,159)	(912)	(488)	(11,559)

Balance at December 31, 2008	$274	$904	$—	$1,178

Payments	(150)	(398)	—	(548)

Balance at June 30, 2009	$124	$506	$—	$630

Severance related costs are expected to be paid in 2009. The excess facility costs are expected to be paid over the remaining terms of the leases through 2013.

Restructuring and integration costs associated with our operations totaled approximately $1.1 million and $4.3 million for the six months ended June 30, 2009 and 2008, respectively, and are included in Restructuring expenses on the accompanying Unaudited Consolidated Condensed Statements of Income. For the six months ended June 30, 2009, these charges include $0.5 million to move inventory between facilities and migrate the systems utilized by the LKQ facilities to the Keystone system and $0.5 million of other costs, including severance and related benefits. For the six months ended June 30, 2008, these charges included costs to move inventory between facilities, migrate systems, and standardize processes and procedures totaling $2.9 million. We also recognized costs associated with the closure of existing facilities due to overlap with acquired Keystone locations of $1.4 million during the six months ended June 30, 2008.

We have established a reserve for the costs related to the closure of existing facilities and other costs, including severance and related benefits. The other restructuring charges are generally expensed and paid in the same reporting period. The changes in accrued restructuring expenses from plan inception to December 31, 2008 and for the six months ended June 30, 2009 are as follows (in thousands):

	Excess Facility Costs	Facility Relocation and Closure Costs	Severance Related Costs and Other	Total
Reserves established	$2,240	$4,039	$2,310	$8,589
Payments	(997)	(4,039)	(2,298)	(7,334)

Balance at December 31, 2008	$1,243	$—	$12	$1,255

Reserves established	—	547	511	1,058
Payments	(495)	(547)	(486)	(1,528)

Balance at June 30, 2009	$748	$—	$37	$785

The excess facility costs are expected to be paid over the remaining terms of the leases through 2016. The other costs, including severance and related benefits, are expected to be paid through 2010.

Note 11. Income Taxes

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

Our effective income tax rate for the six months ended June 30, 2009 was 39.8% compared with 39.3% for the comparable prior year period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide replacement systems, components, and parts needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily four sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; recycled products originally produced by OEMs, which we refer to as recycled OEM products; and used products that have been refurbished. We participate in the markets for recycled OEM products as well as the market for collision repair aftermarket products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the vehicle repair market. We also engage in the following related businesses: refurbishing bumpers, wheels, head lamps and tail lamps; operating self-service facilities that permit retail customers to remove and purchase recycled automotive products; and recycling heavy-duty truck parts.

We are the largest nationwide provider of recycled OEM products and related services, with sales, processing, and distribution facilities that reach most major markets in the United States. In October 2007, we acquired Keystone Automotive Industries, Inc., the nation’s leading distributor of aftermarket collision parts. As a result, we are the largest nationwide provider of aftermarket collision replacement products, and refurbished bumper covers and wheels. We believe there are opportunities for growth in these product lines through acquisitions and internal development.

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

In the first six months of 2009, we acquired three businesses (two in the recycled OEM parts business and one in the recycled OEM heavy truck parts business). The acquisitions enabled us to increase our geographic presence and expand our network of recycled OEM heavy truck parts.

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

In 2008, revenue from other sources represented approximately 14% of our consolidated sales. These other sources include bulk sales to mechanical remanufacturers, scrap sales, and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Revenue from other sources has grown in recent years due to higher scrap sales from our recycle and wheel operations, including crush only vehicles, and higher bulk sales of certain products to mechanical remanufacturers. Beginning in October 2008 and continuing into 2009, quarterly revenue from other sources has declined relative to the same period in the prior year. This trend is due to lower scrap metal and other metal prices and a reduction in the volume of crush only vehicles acquired. Revenue from other sources will fluctuate from period to period based on commodity prices and the volume of vehicles available for purchase.

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

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and other inventoried costs such as allocated overhead and import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors. Our cost of goods sold for refurbished wheels, bumpers and lights includes the price we pay for inventory, freight, and costs to refurbish the parts, including direct and indirect labor, rent, depreciation and other overhead related to refurbishing operations.

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

Our general and administrative expenses primarily include the costs of our corporate and regional offices that provide corporate and field management, treasury, accounting, legal, payroll, business development, human resources, and information systems functions. These costs include wages and benefits for corporate, regional and administrative personnel, stock-based compensation, long term incentive compensation, accounting, legal and other professional fees, office supplies, telephone and other communication costs, insurance and rent.

Seasonality

Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months we tend to have higher demand for our products because there are more weather related accidents. In addition, the cost of salvage vehicles tends to be lower as more weather related accidents occur, generating a larger supply of total loss vehicles.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at June 30, 2009 was approximately $6.1 million, which represents 4.1% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2008 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.6 million. For our vehicle replacement parts operations, our exposure to uncollectible accounts receivable is generally limited because the majority of our sales are to a large number of small customers that are geographically dispersed. We also have certain customers in our vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through obtaining credit approvals, applying credit limits, and monitoring collection status and receivable aging statistics.

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

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events may indicate that an impairment exists. During the first six months of 2009, we have not identified any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we have not updated our 2008 impairment tests.

Our vehicle replacement products operations are organized into 11 operating segments, comprised of nine geographic regions for our wholesale recycled OEM and aftermarket products operations and separate operating segments for our self-service retail OEM products and our recycled heavy duty truck parts operations. We utilize these 11 operating segments as reporting units, without aggregation, for purposes of goodwill impairment testing.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using an equal weighting of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of June 30, 2009, we had $937.0 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2008. A 10% decrease in the fair value estimates of the reporting units in the fourth quarter of 2008 impairment test would have changed this determination for one reporting unit. Our self-service reporting unit’s fair value exceeded its book value by 6%. In prior years, the fair value of the self-service reporting unit has exceeded the carrying value by larger amounts. However, a combination of factors, including the decline in scrap metal and other metal prices in the fourth quarter of 2008 and our acquisition of PYP self service yards shortly before this drop in prices, contributed to the narrowing gap between fair value and book value. We could be subject to an impairment in the self-service reporting unit in future periods if the market conditions worsen or the economic slowdown extends into 2010 or later.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile liability, general liability, and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, and we would increase our claims expense in that period to cover the shortfall.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $1.0 million and $0.9 million at June 30, 2009 and December 31, 2008, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

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

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards under SFAS 123R. We have been in existence since February 1998 and have been a public company since October 2003. We have elected to use the Black-Scholes valuation model. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123R. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. Key assumptions used in determining the fair value of stock options granted in 2009 were: expected term of 6.3 years; risk-free interest rate of 1.83%; dividend yield of 0%; forfeiture rate of 6.7%; and volatility of 44.6%.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

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

Our vehicle replacement products operations are organized into 11 operating segments, comprised of nine geographic regions for our wholesale recycled OEM and aftermarket products operations and separate operating segments for our self-service retail OEM products and our recycled heavy duty truck parts operations. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. The vehicle replacement products operations account for over 95% of our revenue, earnings and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Data:	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.6%	54.6%	54.8%	54.6%
Gross margin	45.4%	45.4%	45.2%	45.4%
Facility and warehouse expenses	10.0%	9.0%	9.9%	9.0%
Distribution expenses	8.7%	9.4%	8.7%	9.2%
Selling, general and administrative expenses	13.6%	12.7%	13.3%	12.9%
Restructuring expenses	0.1%	0.7%	0.1%	0.4%
Depreciation and amortization	1.7%	1.5%	1.7%	1.5%
Operating income	11.2%	12.1%	11.6%	12.3%
Other expense, net	1.5%	1.6%	1.5%	1.8%
Income before provision for income taxes	9.7%	10.4%	10.1%	10.4%
Net income	5.9%	6.4%	6.1%	6.3%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Our revenue increased 1.7% to $492.8 million for the three month period ended June 30, 2009, from $484.4 million for the comparable period of 2008. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions, partially offset by reduced revenue from scrap metal and other metal sales resulting from a decline in commodity prices and lower volumes of self service and crush only vehicles. While our total organic revenue declined 3.3%, our organic revenue growth rate for parts and services was 7.7% during the three month period ended June 30, 2009.

Cost of Goods Sold. Our cost of goods sold increased 1.7% to $269.3 million in the three month period ended June 30, 2009, from $264.7 million in the comparable period of 2008. The increase in cost of goods sold was primarily due to the increased volume of products sold. As a percentage of revenue, cost of goods sold was 54.6% in both periods.

Gross Margin. Our gross margin increased 1.7% to $223.5 million in the three month period ended June 30, 2009, from $219.7 million in the comparable period of 2008. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin was 45.4% in both periods.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 12.8% to $49.4 million in the three month period ended June 30, 2009, from $43.8 million in the comparable period of 2008. Our facility and warehouse expenses increased by $6.3 million due to business acquisitions (primarily the acquisition of PYP in August 2008), partially offset by lower fuel and insurance costs. As a percentage of revenue, facility and warehouse expenses increased to 10.0% from 9.0%. This increase was due primarily to lower car volumes in our self service operations and the PYP acquisition, as facility and warehouse expenses are a higher percentage of revenue in our self service operations as compared to our wholesale recycling and aftermarket operations.

Distribution Expenses. Distribution expenses decreased 5.3% to $42.9 million in the three month period ended June 30, 2009, from $45.3 million in the comparable period of 2008. Distribution expenses in dollar terms declined relative to the second quarter of 2008 as a reduction in fuel costs of $4.4 million was partially offset by $1.2 million in distribution costs from our business acquisitions and $0.8 million of higher freight costs. As a percentage of revenue, our distribution expenses decreased to 8.7% from 9.4% primarily due to lower fuel costs on a higher revenue base.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 8.6% to $67.1 million in the three month period ended June 30, 2009, from $61.8 million in the comparable period of 2008. Our business acquisitions accounted for $4.1 million in higher costs, primarily in labor and labor-related expenses. Our selling, general and administrative expenses also increased due to higher legal costs of $0.7 million and professional fees (primarily related to information systems) of $1.2 million, partially offset by lower administrative expenses of $0.7 million. As a percentage of revenue, our selling, general, and administrative expenses increased to 13.6% from 12.7% primarily due to higher legal and professional fees.

Restructuring Expenses. Restructuring expenses decreased 91.9% to $0.3 million in the three month period ended June 30, 2009, from $3.1 million in the comparable period of 2008. The restructuring expenses are the result of our integration of Keystone into pre-existing LKQ operations. We completed our remaining integration efforts during the second quarter, and no further restructuring expenses are expected from our integration of Keystone.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 17.3% to $9.3 million in the three month period ended June 30, 2009, from $7.9 million in the comparable period of 2008. Business acquisitions accounted for $0.5 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization increased to 1.7% from 1.5%.

Operating Income. Operating income decreased 5.2% to $55.4 million in the three month period ended June 30, 2009, from $58.4 million in the comparable period of 2008. As a percentage of revenue, operating income decreased to 11.2% from 12.1%. The decrease in operating income in dollars and as a percentage of revenue was primarily due to declines in commodity prices, as well as lower volumes of self service and crush only vehicles.

Other (Income) Expense. Total other expense, net decreased 4.3% to $7.6 million for the three month period ended June 30, 2009, from $8.0 million for the comparable period of 2008. The decrease in other expense, net is due primarily to interest expense. Net interest expense decreased 8.2% to $7.7 million for the three month period ended June 30, 2009, from $8.4 million for the comparable period of 2008. Our average bank borrowings were approximately $9.6 million lower at June 30, 2009 as compared to June 30, 2008, due primarily to scheduled repayments. In addition, our average effective interest rate on our bank borrowings was 4.9% in the second quarter of 2009 compared to 5.0% in the second quarter of 2008.

Provision for Income Taxes. The provision for income taxes decreased 2.8% to $18.9 million for the three month period ended June 30, 2009, from $19.5 million in the comparable period of 2008, due primarily to lower income before provision for income taxes. Our effective income tax rate was 39.6% in 2009 and 38.6% for 2008. The lower effective income tax rate in 2008 was due primarily to the discrete benefit of $0.6 million resulting from a change in our assessment of realizability for a state net operating loss.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Our revenue increased 3.5% to $1.0 billion for the six month period ended June 30, 2009, from $976.3 million for the comparable period of 2008. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions, partially offset by reduced revenue from scrap metal and other metal sales resulting from a decline in commodity prices and lower volumes of self service and crush only vehicles. While our total organic revenue declined 1.9% in the six month period ended June 30, 2009, our organic revenue growth rate for parts and services was 6.3% during the six month period ended June 30, 2009.

Cost of Goods Sold. Our cost of goods sold increased 3.9% to $554.3 million in the six month period ended June 30, 2009, from $533.3 million in the comparable period of 2008. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased to 54.8% from 54.6%.

Gross Margin. Our gross margin increased 3.0% to $456.4 million in the six month period ended June 30, 2009, from $443.0 million in the comparable period of 2008. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin was comparable between periods with 2009 at 45.2% and 2008 at 45.4%.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 13.3% to $100.1 million in the six month period ended June 30, 2009, from $88.3 million in the comparable period of 2008. Our facility and warehouse expenses increased by $13.8 million due to business acquisitions (primarily the acquisition of PYP in August 2008), partially offset by a reduction in insurance premiums and claims cost of $1.5 million and lower fuel costs of $0.5 million. As a percentage of revenue, facility and warehouse expenses increased to 9.9% from 9.0%. This increase was due primarily to lower car volumes in our self service operations and the PYP acquisition, as facility and warehouse expenses are a higher percentage of revenue in our self service operations as compared to our wholesale recycling and aftermarket operations.

Distribution Expenses. Distribution expenses decreased 2.9% to $87.5 million in the six month period ended June 30, 2009, from $90.1 million in the comparable period of 2008. Distribution expenses in dollar terms declined relative to the first half of 2008 as a reduction in fuel costs of $7.6 million was partially offset by $3.1 million in distribution costs from our business acquisitions, $1.5 million in higher third party freight costs and $0.4 million in higher other distribution costs. As a percentage of revenue, our distribution expenses decreased to 8.7% from 9.2% primarily due to lower fuel costs on a higher revenue base.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 6.6% to $134.2 million in the six month period ended June 30, 2009, from $125.9 million in the comparable period of 2008. Our business acquisitions accounted for $8.2 million in higher costs, primarily in labor and labor-related expenses. As a percentage of revenue our selling, general, and administrative expenses increased to 13.3% from 12.9% due to the decline in organic revenue.

Restructuring Expenses. Restructuring expenses decreased 75.5% to $1.1 million in the six month period ended June 30, 2009, compared to $4.3 million in the comparable period of 2008. The restructuring expenses are the result of our integration of Keystone into pre-existing LKQ operations, and in 2009 include $0.5 million of severance and relocation costs for LKQ employees and facility closure costs and moving expenses of $0.5 million for pre-existing LKQ facilities.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 17.6% to $18.6 million in the six month period ended June 30, 2009, from $15.8 million in the comparable period of 2008. Business acquisitions accounted for $1.0 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization increased to 1.7% from 1.5%.

Operating Income. Operating income decreased 2.6% to $116.8 million in the six month period ended June 30, 2009 from $119.9 million in the comparable period of 2008. As a percentage of revenue, operating income decreased to 11.6% from 12.3%. The decrease in operating income in dollars and as a percentage of revenue was primarily due to declines in commodity prices, as well as lower volumes of self service and crush only vehicles.

Other (Income) Expense. Total other expense, net decreased 15.7% to $15.2 million for the six month period ended June 30, 2009, from $18.0 million for the comparable period of 2008. The decrease in other expense, net is due primarily to interest expense. Net interest expense decreased 18.2% to $15.3 million for the six month period ended June 30, 2009, from $18.7 million for the comparable period of 2008. Our average bank borrowings were approximately $10.6 million lower for the six month period ended June 30, 2009 as compared to the comparable period of 2008 due primarily to scheduled repayments. In addition, our average effective interest rate on our bank borrowings was 4.9% in the six month period ended June 30, 2009 compared to 5.6% in the comparable period of 2008.

Provision for Income Taxes. The provision for income taxes increased 1.0% to $40.5 million for the six month period ended June 30, 2009, from $40.1 million in the comparable period of 2008, due primarily to a higher effective income tax rate, which was 39.8% in 2009 compared to 39.3% in 2008. The provision for the six month period ended June 30, 2009 includes $0.3 million in discrete adjustments for changes in state income tax laws, provisions for uncertain tax positions and an increase in valuation allowances. The lower effective income tax rate in 2008 was due primarily to the discrete benefit of $0.6 million resulting from a change in our assessment of realizability for a state net operating loss.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. At June 30, 2009, we had $129.5 million in cash and cash equivalents and $65.3 million available under our bank credit agreement ($115 million commitment less outstanding revolver borrowings of $8.2 million and letters of credit of $26.5 million, and excluding a $15 million commitment from Lehman Commercial Paper Inc. (“LCP”) that is unlikely to be honored). See Note 4, “Long-Term Obligations,” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our credit facilities.

Our ability to draw on the $15 million of our revolving credit facility funded by LCP is doubtful as a result of LCP’s bankruptcy filing. LCP is also our swing line lender and in such capacity had committed to provide $25 million of same day borrowing of swing line loans as part of our revolving credit facility. We have not borrowed any amounts under any swing line loans. Our ability to access this short term borrowing is doubtful as a result of the bankruptcy filing. However, we do not believe that any inability to draw on the $15 million revolving credit facility or to access our swing line facility will have a material adverse impact on us. Since we entered into the credit facility in October 2007, our average availability, excluding the LCP portion, has been approximately $74 million, and the highest amounts outstanding under our revolver and in the form of letters of credit were $8.2 million and $26.5 million, respectively. We have not utilized the revolver as a primary source of liquidity, but we do maintain sufficient availability if needs arise.

Borrowings under the credit facility accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our senior secured credit facility at June 30, 2009 (after giving effect to the interest rate swap contracts in force, described in Note 5, “Derivative Instruments and Hedging Activities,” in Item 1 of this Quarterly Report on Form 10-Q) was 4.42%, before debt issuance cost amortization. Borrowings against the senior secured credit facility totaled $632.7 million and $638.3 million at June 30, 2009 and December 31, 2008, respectively, of which $24.8 million and $19.8 million are classified as current maturities, respectively.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 37,200 and 78,900 wholesale salvage vehicles in the three and six months ended June 30, 2009, respectively and 32,500 and 71,700 in the comparable periods of 2008, respectively. In addition, we acquired approximately 82,600 and 163,700 lower cost self-service and crush only vehicles in the three and six months ended June 30, 2009, respectively and 74,500 and 130,600 in the comparable periods of 2008. PYP, which was acquired in August 2008, represented 30,000 and 61,800 of the self-service vehicles purchased during the three and six months ended June 30, 2009. Our purchases of aftermarket parts and wheels totaled approximately $129.5 million and $272.8 million in the three and six months ended June 30, 2009 respectively and $117.0 million and $249.1 million in the comparable periods of 2008.

Net cash provided by operating activities totaled $87.0 million for the six months ended June 30, 2009, compared to $67.4 million for the same period of 2008. Net income adjusted for non-cash depreciation, amortization and stock-based compensation generated $83.3 million of cash in 2009, a $2.9 million increase over the same period of 2008. Receivables generated $10.6 million in cash for the six months ended June 30, 2009, a $22.5 million increase in cash over the same period of 2008. Our cash inflows increased as a result of improved collections. Inventory, net of effects of purchase acquisitions, represented a cash outflow of $16.7 million in the six months ended June 30, 2009. We increased our purchases of aftermarket inventory during the first quarter of 2009 to increase our safety stock for new customer programs and to expand certain product categories to additional locations. We anticipate that aftermarket inventory levels will decrease in the second half of 2009. Cash paid for taxes was $19.4 million in the first six months of 2009. Estimated payments for the full year of 2008 exceeded our expected tax liability due to the reduction in our fourth quarter profitability, and as a result, we did not make significant estimated payments in the first quarter of 2009.

Net cash used in investing activities totaled $33.7 million for the six months ended June 30, 2009, compared to $30.6 million for the same period of 2008. We invested $16.0 million of cash in acquisitions in 2009, including $0.4 million on settlements of purchase price payables for 2008 acquisitions, compared to $4.4 million for three acquisitions in the comparable period of 2008. Net property and equipment purchases were $18.6 million in the six months ended June 30, 2009, which is $7.8 million below the capital expenditures for the comparable period in the prior year. The reduction in capital expenditures is driven by the timing of our projects as we believe that our full year 2009 spending will be between $71.0 million and $77.0 million, an increase of over $4.0 million compared to 2008.

Net cash used in financing activities totaled $3.4 million for the six months ended June 30, 2009, compared to $6.9 million for the same period of 2008. Beginning in the first quarter of 2009, our scheduled term loan payments increased to approximately $4.9 million per quarter in 2009 compared to $2.5 million per quarter in the prior year, which drives the increase in cash outflows for repayments under term loans. Repayments of other debt, which primarily consists of notes issued for business acquisitions, were $1.3 million for the six months ended June 30, 2009, compared to $5.0 million in the prior year. Line of credit borrowings totaled $2.3 million in 2009, resulting from borrowings to fund a Canadian business acquisition. Cash generated from exercises of stock options provided $2.7 million and $1.4 million in the six months ended June 30, 2009 and 2008, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $2.7 million and $2.0 million in the six months ended June 30, 2009 and 2008, respectively.

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

We estimate that our capital expenditures for the remainder of 2009, excluding business acquisitions, will be between $52 million and $58 million. We expect to use these funds for growth projects, including several major facility expansions, improvement of current facilities and systems development projects. We anticipate that net cash provided by operating activities for 2009, which we estimate will be approximately $145 million, will be used to fund our capital expenditures.

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

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the prime rate, LIBOR or Canadian Bankers’ Acceptance rate. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts are denominated in the currency that matches the underlying debt instrument and have been executed with banks (JP Morgan Chase Bank, N.A. and Deutsche Bank AG) that we believe are creditworthy. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of June 30, 2009, three interest rate swap contracts representing a total of $500 million of notional amount were outstanding with various maturity dates through April 2011. All of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at June 30, 2009 was a liability of approximately $12.3 million, and the value of such contracts is subject to changes in interest rates.

At June 30, 2009, we had unhedged variable rate debt of $132.7 million. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $1.3 million annually.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we tend to have a natural hedge against the changes. However, there is typically a lag between the metal price fluctuations, which influence our revenue, and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. Scrap metal and other metal prices declined significantly in the fourth quarter of 2008, which had a negative effect on our revenue and margins. In the first six months of 2009, we have experienced an improvement in gross margins relative to the fourth quarter of 2008 as inventory costs have fallen in response to the decline of scrap metal and other metal prices.

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

While our investment in foreign markets, including our operations in Central America and Canada, has grown through acquisitions in the past two years, the investment is immaterial to our consolidated operations. At present, we do not have a significant amount of non-functional currency transactions, and we do not attempt to hedge our foreign currency risk related to such transactions.

Item 4.	Controls and Procedures

As of June 30, 2009, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting during the three months ended June 30, 2009 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the settlement, we (and our designees) became the sole distributor in the United States of aftermarket automotive parts that correspond to Ford collision parts that are covered by a United States design patent. We have paid Ford an upfront fee for these rights and will pay a royalty for each such part we sell. The term of this arrangement extends through September 30, 2011.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2008, for information concerning risks and uncertainties that could negatively impact us.

Item 4.	Submission of Matters to a Vote of Security Holders

Our stockholders voted on two items at the Annual Meeting of the Stockholders held on May 11, 2009:

1.	The election of nine directors to terms ending in 2010. The nominees for directors were elected based on the following votes:

Nominee	Votes For	Votes Withheld
A. Clinton Allen	129,267,847	4,551,411
Robert M. Devlin	127,355,692	6,463,563
Donald F. Flynn	129,085,658	4,733,599
Kevin F. Flynn	130,275,428	3,543,829
Ronald G. Foster	132,829,994	989,263
Joseph M. Holsten	132,970,775	848,482
Paul M. Meister	131,119,453	2,699,805
John F. O’Brien	132,506,975	1,312,284
William M. Webster, IV	132,065,526	1,753,732

2.	The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2009. The appointment of Deloitte & Touche LLP was ratified pursuant to the following votes:

Votes For:	128,965,255
Votes Against:	4,660,434
Abstentions:	193,839

Item 6.	Exhibits

Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2009.

LKQ CORPORATION

/s/ Mark T. Spears
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Frank P. Erlain
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)