Form 10-Q
period 2009-09-30
LKQ CORP
filed 2009-11-02
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

At October 23, 2009, the registrant had issued and outstanding an aggregate of 141,402,254 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and equivalents	$166,005	$79,067
Receivables, net	127,434	147,886
Inventory	361,095	330,511
Deferred income taxes	19,732	19,644
Prepaid income taxes	6,839	21,164
Prepaid expenses	9,194	7,716
Assets of discontinued operations	24,597	24,129

Total Current Assets	714,896	630,117

Property and Equipment, net	259,453	254,346
Intangibles:
Goodwill	930,552	907,218
Other intangibles, net	68,095	71,150
Other Assets	20,987	18,973

Total Assets	$1,993,983	$1,881,804

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$54,195	$65,363
Accrued expenses:
Accrued payroll-related liabilities	35,680	32,869
Other accrued expenses	48,461	41,960
Deferred revenue	6,152	4,733
Current portion of long-term obligations	29,515	21,934
Liabilities of discontinued operations	2,723	354

Total Current Liabilities	176,726	167,213

Long-Term Obligations, Excluding Current Portion	606,048	620,940
Deferred Income Tax Liability	47,254	43,518
Other Noncurrent Liabilities	32,519	29,627

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 141,175,304 and 139,921,410 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,412	1,399
Additional paid-in capital	806,988	790,933
Retained earnings	332,254	241,938
Accumulated other comprehensive loss	(9,218)	(13,764)

Total Stockholders’ Equity	1,131,436	1,020,506

Total Liabilities and Stockholders’ Equity	$1,993,983	$1,881,804

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$494,812	$481,614	$1,492,037	$1,443,766

Cost of goods sold	269,708	269,805	817,114	796,758

Gross margin	225,104	211,809	674,923	647,008

Facility and warehouse expenses	48,337	46,956	145,101	133,203

Distribution expenses	45,604	46,476	132,608	136,553

Selling, general and administrative expenses	65,893	60,423	198,688	185,512

Restructuring expenses	852	2,400	1,910	6,723

Depreciation and amortization	8,373	7,387	24,893	21,719

Operating income	56,045	48,167	171,723	163,298

Other expense (income):
Interest expense, net	7,780	8,190	23,082	26,891
Other (income) expense, net	(23)	22	(170)	(688)

Total other expense, net	7,757	8,212	22,912	26,203

Income from continuing operations before provision for income taxes	48,288	39,955	148,811	137,095

Provision for income taxes	18,147	16,027	58,197	54,318

Income from continuing operations	30,141	23,928	90,614	82,777

(Loss) income from discontinued operations, net of taxes	(986)	1,140	(298)	4,158

Net income	$29,155	$25,068	$90,316	$86,935

Basic earnings per share (a)
Income from continuing operations	$0.21	$0.18	$0.65	$0.61
(Loss) income from discontinued operations	(0.01)	0.01	0.00	0.03

Total	$0.21	$0.18	$0.64	$0.64

Diluted earnings per share (a)
Income from continuing operations	$0.21	$0.17	$0.63	$0.59
(Loss) income from discontinued operations	(0.01)	0.01	0.00	0.03

Total	$0.20	$0.18	$0.63	$0.62

Weighted average common shares outstanding:
Basic	140,746	136,585	140,257	135,481
Diluted	144,047	141,190	143,669	140,458

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,316	$86,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,931	23,998
Stock-based compensation expense	5,457	4,133
Deferred income taxes	2,663	9,375
Excess tax benefit from share-based payments	(5,744)	(8,192)
Other adjustments	3,873	2,221
Changes in operating assets and liabilities, net of effects from purchase transactions:
Receivables	18,671	(5,738)
Inventory	(24,302)	(5,675)
Prepaid income taxes/income taxes payable	19,887	9,733
Accounts payable	(12,722)	(9,798)
Other operating assets and liabilities	9,434	(1,678)

Net cash provided by operating activities	135,464	105,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28,993)	(42,212)
Proceeds from disposal of assets	952	1,993
Cash used in acquisitions, net of cash acquired	(18,580)	(40,258)

Net cash used in investing activities	(46,621)	(80,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,986	4,722
Excess tax benefit from share-based payments	5,744	8,192
Debt issuance costs	—	(219)
Repayments of long-term debt	(16,212)	(13,659)
Borrowings under line of credit	2,310	—

Net cash used in financing activities	(3,172)	(964)

Effect of exchange rate changes on cash and equivalents	1,267	(425)

Net increase in cash and equivalents	86,938	23,448

Cash and equivalents, beginning of period	79,067	74,241

Cash and equivalents, end of period	$166,005	$97,689

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$1,129	$25
Stock issued in connection with business acquisitions	—	60,041
Cash paid for income taxes, net of refunds	34,450	37,508
Cash paid for interest	22,235	27,619
Property and equipment purchases not yet paid	598	642

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2008	139,921	$1,399	$790,933	$241,938	$(13,764)	$1,020,506

Net income	—	—	—	90,316	—	90,316

Change in interest rate swap agreements, net of tax of $1,275 (see Note 6)	—	—	—	—	1,058	1,058

Foreign currency translation	—	—	—	—	3,488	3,488

Total comprehensive income	—	—	—	—	—	94,862

Stock issued as director compensation	14	—	217	—	—	217

Stock-based compensation expense	—	—	5,240	—	—	5,240

Exercise of stock options and issuance of restricted stock, including related tax benefits of $5,625	1,240	13	10,598	—	—	10,611

BALANCE, September 30, 2009	141,175	$1,412	$806,988	$332,254	$(9,218)	$1,131,436

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

In October 2009, we sold to Schnitzer Steel Industries, Inc. (“SSI”) four retail oriented self-service recycling facilities in Oregon and Washington. We also sold certain business assets to SSI related to two self-service facilities in Northern California and a self-service facility in Portland, Oregon. In the fourth quarter of 2009, we will close what remains of the two self-service facilities in Northern California and convert the self-service operation in Portland to a wholesale recycling business. We have also agreed, subject to customary closing conditions, to sell to SSI two self-service recycling facilities in Dallas, Texas, with an anticipated closing date in mid-January 2010. Certain of these facilities qualified for treatment as discontinued operations as of September 30, 2009. The financial results and assets and liabilities of these facilities are segregated from our continuing operations and presented as discontinued operations in the consolidated condensed balance sheets and statements of income for all periods presented.

We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 2, 2009. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements, except for those described in the previous paragraph and Note 3, “Greenleaf Transaction” and the amendment to the senior secured debt financing facility described in Note 5, “Long-Term Obligations.”

Note 2. Financial Statement Information

Revenue Recognition

Revenue is recognized when products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $12.3 million and $11.2 million at September 30, 2009 and December 31, 2008, respectively.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $6.2 million and $5.8 million at September 30, 2009 and December 31, 2008, respectively.

Inventory

Inventory consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Salvage products	$136,771	$137,973
Aftermarket and refurbished products	217,039	184,435
Core facilities inventory	7,285	8,103

	$361,095	$330,511

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the net assets acquired), and other specifically identifiable intangible assets, including the Keystone trade name, covenants not to compete and trademarks.

The change in the carrying amount of goodwill during the nine months ended September 30, 2009 is as follows (in thousands):

Balance as of December 31, 2008	$907,218
Adjustment of previously recorded goodwill	2,723
Exchange rate effects	4,861
Business acquisitions	15,750

Balance as of September 30, 2009	$930,552

Other intangible assets totaled approximately $68.1 million and $71.1 million, net of accumulated amortization of $8.2 million and $5.1 million, at September 30, 2009 and December 31, 2008, respectively. Amortization expense was approximately $3.1 million during each of the nine months ended September 30, 2009 and 2008. Estimated annual amortization expense is approximately $4.0 million for each of the years 2009 through 2013.

Depreciation Expense

Depreciation expense associated with our refurbishing and smelting operations is included in Cost of Goods Sold rather than Depreciation and Amortization on the Unaudited Consolidated Condensed Statements of Income.

Warranty Reserve

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. Our warranty activity during the first nine months of 2009 was as follows (in thousands):

Balance as of January 1, 2009	$540
Warranty expense	3,417
Warranty claims	(3,354)

Balance as of September 30, 2009	$603

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

Stock-Based Compensation

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of options granted during the respective periods:

	Nine Months Ended September 30,
	2009	2008
Expected life (in years)	6.3	6.4
Risk-free interest rate	1.84%	3.27%
Volatility	44.6%	39.3%
Dividend yield	0%	0%
Weighted average fair value of options granted	$5.50	$8.54

Estimated forfeitures – When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For options granted in 2009, a forfeiture rate of 9.0% has been used in calculating the stock-based compensation expense for employee option grants, while a forfeiture rate of 0% has been used in calculating the stock-based compensation expense for non-employee director and executive officer option grants.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	$1,624	$1,205	$4,696	$3,519
Restricted stock	183	183	544	523

Stock issued to non-employee directors	72	30	217	91

Total stock-based compensation expense	$1,879	$1,418	$5,457	$4,133

The following table sets forth the total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of goods sold	$13	$3	$36	$10
Facility and warehouse expenses	688	514	1,992	1,501
Selling, general and administrative expenses	1,178	901	3,429	2,622

	1,879	1,418	5,457	4,133

Income tax benefit	(738)	(567)	(2,145)	(1,633)

Total stock-based compensation expense, net of tax	$1,141	$851	$3,312	$2,500

We have not capitalized any stock-based compensation costs during either the nine months ended September 30, 2009 or 2008. As of September 30, 2009, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	Total
Remainder of 2009	$1,623	$183	$1,806
2010	6,127	727	6,854
2011	5,291	727	6,018
2012	3,967	727	4,694
2013	1,683	22	1,705
2014	55	—	55

Total unrecognized compensation expense	$18,746	$2,386	$21,132

Fair Value of Financial Instruments

We are required to disclose the fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods.

Our debt is reflected on the balance sheet at cost. Based on current market conditions, our interest rate margins are below the rate available in the market, which causes the fair value of our debt to fall below the carrying value. The fair value of our term loans (see Note 5, “Long-Term Obligations”) is approximately $580 million at September 30, 2009, as compared to the carrying value of $622.5 million. We estimated the fair value of our term loans by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at September 30, 2009 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our term loans. The carrying amounts of our cash and equivalents, net trade receivables and accounts payable approximate fair value.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

We apply the market approach to value our financial assets and liabilities, which include the cash surrender value of life insurance, deferred compensation liabilities and interest rate swaps. The market approach utilizes available market information to estimate fair value. Required fair value disclosures are included in Note 7, “Fair Value Measurements.” The carrying amounts of financial instruments approximate fair value.

Segments

During the third quarter of 2009, we modified our management structure to add a Vice President Operations – Wholesale Parts, who is responsible for managing our wholesale recycled original equipment manufacturer (“OEM”) and aftermarket products operations for the nine geographic regions. With this change, our vehicle replacement products operations are organized into three operating segments, comprised of wholesale recycled OEM and aftermarket products, self-service retail products, and recycled heavy duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

The following table sets forth our revenue by product category within our reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Recycled and related products and services	$180,482	$172,322	$548,040	$482,652
Aftermarket, other new and refurbished products	257,670	230,292	799,953	746,512
Other	56,660	79,000	144,044	214,602

	$494,812	$481,614	$1,492,037	$1,443,766

Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”) pertaining to financial assets and liabilities. ASC 820-10 established a framework for reporting fair value and expands disclosures required for fair value measurements. Although the adoption of ASC 820-10 did not have an impact on our consolidated financial position, results of operations or cash flows, we are now required to provide additional disclosures as part of our financial statements. These additional disclosures are provided in Note 7, “Fair Value Measurements.” We adopted ASC 820-10 for our non-financial assets and liabilities on January 1, 2009, which did not have an effect on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2009, we adopted ASC 805, “Business Combinations” (formerly SFAS No. 141 (revised 2007), “Business Combinations”). Under ASC 805, we are required to, among other things, recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. We are also required to expense acquisition-related expenses as incurred, restructuring costs in periods subsequent to the acquisition date, and changes in deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period in income tax expense. We applied the provisions of ASC 805 to the acquisitions made in 2009 and the income tax provisions of ASC 805 to all acquisitions. See Note 10, “Business Combinations,” for related disclosures.

Effective January 1, 2009, we adopted the enhanced disclosures about derivative and hedging activities incorporated into ASC 815, “Derivatives and Hedging” (as formerly issued in SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133”). ASC 815 specifically relates to disclosures regarding derivative and hedging activities and did not have an effect on our consolidated financial position, results of operations or cash flows. The additional disclosures are provided in Note 6, “Derivative Instruments and Hedging Activities.”

Effective June 30, 2009, we adopted ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”), which established general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events (see disclosure in Note 1, “Interim Financial Statements”). The adoption of the standard did not have an effect on our consolidated financial position, results of operations or cash flows.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 3. Greenleaf Transaction

On October 1, 2009, we acquired Greenleaf Auto Recyclers, LLC (“Greenleaf”) from SSI for $39.5 million, net of cash acquired, subject to a post closing cash adjustment. Greenleaf is the entity through which SSI operated its late model automotive parts recycling business. We are in the process of completing the purchase accounting for Greenleaf, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed.

In addition, we sold to SSI four retail oriented self-service recycling facilities in Oregon and Washington and certain business assets related to two self-service facilities in Northern California and a self-service facility in Portland, Oregon for $18.0 million, net of cash sold, subject to a post closing cash adjustment. We currently expect to recognize a gain on the sale of approximately $4 million in our fourth quarter results. In the fourth quarter of 2009, we will close what remains of the two self-service facilities in Northern California and convert the self-service operation in Portland to a wholesale recycling business.

We have also agreed, subject to customary closing conditions, to sell to SSI two self-service recycling facilities in Dallas, Texas for $12.0 million, with an anticipated closing date in mid-January 2010.

The self-service facilities that we sold, agreed to sell or will close in the fourth quarter are reported as discontinued operations for all periods presented. A summary of the assets and liabilities applicable to discontinued operations included in the unaudited consolidated condensed balance sheets as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30, 2009	December 31, 2008
Inventory	$2,620	$2,245
Other current assets	951	685
Property and equipment, net	4,437	4,610
Goodwill	16,589	16,589

Total assets	$24,597	24,129

Accounts payable and accrued liabilities	$2,723	$354

Total liabilities	$2,723	$354

Results of operations for the discontinued operations for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$7,335	$9,087	$20,853	$23,235

(Loss) income before income tax (benefit) provision	$(1,565)	$1,810	$(473)	$6,600
Income tax (benefit) provision	(579)	670	(175)	2,442

(Loss) income from discontinued operations, net of taxes	$(986)	$1,140	$(298)	$4,158

Our decision to close the two self-service facilities in Northern California represented a triggering event that required us to evaluate the long-lived assets at these facilities for impairment. The pretax loss from discontinued operations in the three and nine months ended September 30, 2009 includes a fixed asset impairment charge of $3.5 million primarily related to leasehold improvements that are not recoverable.

We expect to incur restructuring expenses in 2009 and 2010 related to the Greenleaf integration efforts. In addition, we will incur restructuring expenses, including facility closure costs, related to the closing of the self-service facilities in 2009.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

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

A summary of transactions in our stock-based compensation plans for the nine months ended September 30, 2009 is as follows:

	Restricted Shares and Options Available For Grant	Restricted Shares Outstanding	Stock Options
			Number Outstanding	Weighted Average Exercise Price
Balance, December 31, 2008	5,374,928	190,000	9,663,588	$7.27

Granted	(1,796,400)	—	1,796,400	12.00
Exercised	—	—	(1,240,471)	4.02
Vested	—	(38,000)	—	—
Cancelled	137,775	—	(137,775)	13.87

Balance, September 30, 2009	3,716,303	152,000	10,081,742	$8.43

The following table summarizes information about outstanding and exercisable stock options at September 30, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75	93,000	1.3	$0.75	93,000	1.3	$0.75
2.00 - 2.19	912,170	2.9	2.11	912,170	2.9	2.11
3.25 - 3.96	989,600	3.4	3.34	981,600	3.4	3.34
4.17 - 4.64	2,943,375	5.0	4.37	2,857,862	5.0	4.37
7.56 - 7.59	206,000	6.0	7.59	204,800	6.0	7.59
9.34 - 12.11	3,576,680	8.0	10.96	1,270,810	7.1	10.28
16.41 - 22.58	1,360,917	8.3	19.13	398,892	8.3	19.15

	10,081,742	6.2	$8.43	6,719,134	5.1	$5.95

At September 30, 2009, a total of 9,974,907 options with an average exercise price of $8.40 and a weighted average remaining contractual life of 6.1 years were exercisable or expected to vest. The total grant-date fair value of options that vested during the nine months ended September 30, 2009 was approximately $5.1 million.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at September 30, 2009 is $102.8 million, $102.0 million and $84.8 million, respectively. The aggregate intrinsic value

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $18.54 on September 30, 2009. This amount changes based upon the fair market value of our common stock. There were 1,240,471 stock options exercised during the nine months ended September 30, 2009 with an intrinsic value of $15.9 million. There were 1,397,266 stock options exercised during the nine months ended September 30, 2008 with an intrinsic value of $22.4 million.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Senior secured debt financing facility:
Term loans payable	$622,466	$632,983
Revolving credit facility	8,873	5,342
Notes payable to individuals through August 2019, interest at 2.0% to 10.0%	4,224	4,549

	635,563	642,874
Less current maturities	(29,515)	(21,934)

	$606,048	$620,940

We obtained a senior secured debt financing facility from Lehman Brothers Inc. (“Lehman”) and Deutsche Bank Securities, Inc. (“Deutsche Bank”) on October 12, 2007, which was amended on October 26, 2007 (the “Original Credit Agreement”) and was further amended on October 27, 2009 (as further amended, the “Credit Agreement”). The Original Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency revolving facility for drawings of either U.S. dollars or Canadian dollars. The Original Credit Agreement also provides for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, (ii) a swing line credit facility of $25 million under the $100 million revolving credit facility, and (iii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate and provided further that no existing lender is required to make its pro rata share of any such additions or increases without its consent. Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts that began in the first quarter of 2008, with the balance payable in full on October 12, 2013. Amounts due under each revolving credit facility will be due and payable on October 12, 2013. We are also required to prepay the term loan facilities with certain amounts generated by the sale of assets under certain circumstances, the incurrence of certain debt, and the receipt of certain insurance and condemnation proceeds, in each case, to the extent of the proceeds of such event, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio.

Lehman Commercial Paper Inc. (“LCP”) filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on October 5, 2008. As indicated above, on October 27, 2009, the Original Credit Agreement was amended pursuant to which (i) LCP resigned from its capacities as the administrative agent and swing line lender, and Deutsche Bank AG New York Branch was appointed as the successor administrative agent, (ii) the swing line credit facility was eliminated, and (iii) the revolving credit facility was reduced by $15 million (LCP’s portion of the revolver funding commitment). Thus the total amount now available under our revolving facilities is $100 million. All other material terms of the Original Credit Agreement remain effective. A copy of the Second Amendment, Waiver and Consent to Credit Agreement and First Amendment to Guarantee and Collateral Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1. As of September 30, 2009, we had $8.9 million of borrowings and letters of credit totaling $25.8 million outstanding under the revolving facilities, leaving $65.3 million available. We believe that the elimination of the swing line credit facility and the $15 million reduction in revolving credit capacity will not have a material adverse effect on our liquidity.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, including compliance with the required senior secured debt ratio. We were in compliance with all restrictive covenants as of September 30, 2009 and December 31, 2008.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates, including the effect of interest rate swap agreements and before the amortization of debt issuance costs, on borrowings outstanding against the Company’s senior secured credit facility at September 30, 2009 and December 31, 2008 were 4.42% and 4.62%, respectively. Borrowings against the senior secured credit facility totaled $631.3 million and $638.3 million at September 30, 2009 and December 31, 2008, respectively, of which $27.4 million and $19.8 million are classified as current maturities, respectively.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

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

At September 30, 2009, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate term loans, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Beginning on the effective dates of the interest rate swap agreements, on a monthly basis through the maturity date, we have paid and will pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Other Comprehensive Income and is reclassified to earnings when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes our interest rate agreements in effect as of September 30, 2009:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$50,000,000	April 14, 2008	April 14, 2010	4.68%
$200,000,000	April 14, 2008	April 14, 2011	4.99%
$250,000,000	September 15, 2008	October 14, 2010	4.88%

*	Includes applicable margin of 2.25% per annum

As of September 30, 2009, the fair market value of these contracts was a liability of $12.2 million and is included in Other Accrued Expenses ($0.6 million) and Other Noncurrent Liabilities ($11.6 million) on our Unaudited Consolidated Condensed Balance Sheet. During the nine months ended September 30, 2009, we recognized a $4.4 million loss (net of tax) on derivatives in Other Comprehensive Income. Approximately $5.4 million of losses (net of tax) were reclassified to interest expense from Accumulated Other Comprehensive Loss during the nine months ended September 30, 2009. As of September 30, 2009, we estimate that $6.5 million of net derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months. There was no hedge ineffectiveness for the nine months ended September 30, 2009.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 7. Fair Value Measurements

ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We use the market approach to value our financial assets and liabilities, and there were no changes in valuation techniques during the nine months ended September 30, 2009. The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Balance as of September 30, 2009	Fair Value Measurements as of September 30, 2009
		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$137,706	$137,706	$—	$—
Cash surrender value of life insurance	6,825	—	6,825	—

Total Assets	$144,531	$137,706	$6,825	$—

Liabilities:
Deferred compensation liabilities	$6,921	$—	$6,921	$—
Interest rate swaps	12,161	—	12,161	—

Total Liabilities	$19,082	$—	$19,082	$—

Note 8. Commitments and Contingencies

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at September 30, 2009 are as follows (in thousands):

Three months ended December 31, 2009	$13,064
Years ended December 31:
2010	48,817
2011	40,305
2012	33,383
2013	28,306
2014	20,626
Thereafter	51,624

$236,125

Litigation and Related Contingencies

We have certain contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Income from continuing operations	$30,141	$23,928	$90,614	$82,777

Denominator for basic earnings per share- Weighted- average shares outstanding	140,746	136,585	140,257	135,481

Effect of dilutive securities:
Stock options	3,286	4,587	3,410	4,868
Restricted stock	15	18	2	109

Denominator for diluted earnings per share- Adjusted weighted- average shares outstanding	144,047	141,190	143,669	140,458

Basic earnings per share from continuing operations	$0.21	$0.18	$0.65	$0.61

Diluted earnings per share from continuing operations	$0.21	$0.17	$0.63	$0.59

The following chart sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Antidilutive securities:
Stock options	1,361	1,460	1,368	1,460
Restricted stock	—	—	152	—

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 10. Business Combinations

During the nine months ended September 30, 2009, we acquired a 100% interest in each of five businesses (three in the wholesale parts business and two in the recycled OEM heavy duty truck parts business) (the “2009 Acquisitions”). The acquisitions enabled us to increase our geographic presence in the wholesale parts business and expand our network of recycled OEM heavy duty truck parts facilities. The aggregate consideration for the 2009 Acquisitions totaled approximately $21.7 million in cash, net of cash acquired, and $1.1 million of debt issued. As described in Note 3, “Greenleaf Transaction,” on October 1, 2009, we acquired Greenleaf, which will be incorporated into our wholesale parts operating segment.

On August 25, 2008, we acquired a 100% equity interest in Pick-Your-Part Auto Wrecking (“PYP”), an operator of multiple self-service facilities in the state of California. The consideration for PYP was comprised of $42.0 million in stock issued (2.1 million shares) and $34.0 million in net cash payments. During the third quarter of 2009, the final purchase price was reduced by $3.5 million based on the resolution of a working capital adjustment. We received $3.5 million from the seller as a result of the adjustment.

Also in 2008, we acquired a 100% interest in each of seven businesses (four in the wholesale parts business and three in the recycled heavy duty truck parts business). The acquisitions enabled us to expand our presence in existing markets, increase our geographic presence in the Canadian market and become a provider of recycled OEM heavy duty truck parts. The aggregate consideration for these seven businesses totaled approximately $36.5 million in cash, net of cash acquired, $18.0 million in stock issued (0.8 million shares) and $1.6 million of debt issued. Of these 2008 acquisitions, we completed three of the business combinations in the nine months ended September 30, 2008 for aggregate consideration of approximately $4.4 million in cash and $18.0 million in stock issued.

The acquisitions are being accounted for under the purchase method of accounting and are included in our financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. During the nine months ended September 30, 2009, we made adjustments to the preliminary purchase price allocations for certain of the businesses acquired in 2008. These adjustments increased goodwill related to these 2008 acquisitions by approximately $2.7 million. These adjustments primarily related to pre-acquisition contingencies for environmental remediation, workers compensation insurance and litigation matters. Several of our 2008 acquisitions remain in the measurement period, and we may be required to adjust inventory pending completion of final valuations. We do not anticipate any material adjustments to the purchase price allocations for the 2009 Acquisitions subsequent to September 30, 2009.

The purchase price allocations for the 2009 Acquisitions and adjustments made in the nine months ended September 30, 2009 to preliminary purchase price allocations for prior year acquisitions are as follows (in thousands):

	2009 Acquisitions	Adjustments to 2008 acquisitions
Receivables	$1,765	$(327)
Receivable reserves	(161)	(75)
Inventory	4,984	6
Prepaid expenses and other assets	60	(10)
Property and equipment	3,298	(102)
Goodwill	15,750	2,723
Intangible assets	50	—
Current liabilities assumed	(2,670)	(2,262)
Deferred taxes	(238)	—
Notes issued	(1,129)	—
Receipt of prior year’s purchase price receivable	—	(3,477)
Payment of prior year’s purchase price payable	—	395

Cash used in acquisitions, net of cash acquired	$21,709	$(3,129)

We recorded goodwill of $15.8 million for the 2009 Acquisitions, of which $11.5 million is expected to be deductible for income tax purposes. Of the $2.7 million in goodwill adjustments recorded for prior year acquisitions during the nine months ended September 30, 2009, $2.6 million is expected to be deductible for income tax purposes.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

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

In the period between the acquisition dates and September 30, 2009, the 2009 Acquisitions generated $12.3 million of revenue and $0.6 million of operating income.

The following pro forma summary presents the effect of the businesses acquired during 2009 and 2008 as though the businesses had been acquired as of January 1, 2008, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue as reported	$494,812	$481,614	$1,492,037	$1,443,766
Revenue of purchased businesses for the period prior to acquisition:
PYP	—	22,447	—	91,997
Other acquisitions	1,822	13,297	9,120	44,285

Pro forma revenue	$496,634	$517,358	$1,501,157	$1,580,048

Income from continuing operations, as reported	$30,141	$23,928	$90,614	$82,777
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:

PYP	—	2,028	—	8,338
Other acquisitions	(109)	716	(494)	3,072

Pro forma income from continuing operations	$30,032	$26,672	$90,120	$94,187

Basic earnings per share from continuing operations, as reported	$0.21	$0.18	$0.65	$0.61
Effect of purchased businesses for the period prior to acquisition:
PYP	—	0.01	—	0.06
Other acquisitions	0.00	0.00	0.00	0.02

Pro forma basic earnings per share from continuing operations (a)	$0.21	$0.19	$0.64	$0.69

Diluted earnings per share from continuing operations, as reported	$0.21	$0.17	$0.63	$0.59
Effect of purchased businesses for the period prior to acquisition:
PYP	—	0.01	—	0.05
Other acquisitions	0.00	0.00	0.00	0.02

Pro forma diluted earnings per share from continuing operations (a)	$0.21	$0.19	$0.63	$0.66

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 11. Restructuring and Integration Costs

We have undertaken certain restructuring activities in connection with our acquisition of Keystone Automotive Industries, Inc. (“Keystone”) completed in the fourth quarter of 2007. The restructuring plan included the elimination of duplicate headcount at Keystone’s corporate headquarters in Nashville, Tennessee shortly after the closing of the acquisition and the incorporation of our existing aftermarket operations into the Keystone business. We performed an analysis of the overlapping facilities and delivery routes to identify the facilities and routes that could be combined or closed to eliminate duplication with existing LKQ facilities. Drivers and some facility personnel have been terminated or relocated as a result of the combination of routes and locations. Certain facilities were closed and the inventory was moved to the combined facility. Additionally, the LKQ aftermarket accounting function was centralized in Ohio, while Keystone’s accounting system is centralized and located in California. During the second quarter of 2009, we substantially completed the process of combining the accounting function for all aftermarket operations at the Keystone accounting center in California. The restructuring activities included the migration of the systems utilized by the LKQ aftermarket facilities to the Keystone system. Certain costs related to Keystone businesses were accrued as part of purchase accounting while certain costs related to existing LKQ businesses were recorded through charges to restructuring expense.

We finalized our restructuring plans within one year from the date of our acquisition of Keystone. If there are settlements of obligations accrued as part of purchase accounting for less than the expected amount, any excess reserves will be reversed with a corresponding decrease in goodwill. Any additional reserves required in the future will be recorded through charges to expense. Restructuring activities associated with our existing operations are being charged to expense.

We have established reserves for severance and related benefits resulting from the integration and costs related to the closure of existing facilities. The facility relocation and other restructuring charges are generally expensed and paid in the same reporting period. Accrued restructuring expenses are included in other accrued expenses in the accompanying Unaudited Consolidated Condensed Balance Sheets. The changes in accrued restructuring expenses related to the Keystone integration plan from the acquisition date to December 31, 2008 and during the nine months ended September 30, 2009 are as follows (in thousands):

	Severance Related Costs	Excess Facility Costs	Facility Relocation and Closure Costs	Other	Total
Reserves established through purchase accounting	$10,433	$1,816	$—	$488	$12,737
Reserves established through restructuring expense	799	2,240	4,039	1,511	8,589
Payments	(10,946)	(1,909)	(4,039)	(1,999)	(18,893)

Balance at December 31, 2008	$286	$2,147	$—	$—	$2,433

Reserves established through restructuring expense	511	852	547	—	1,910
Payments	(642)	(1,911)	(547)	—	(3,100)

Balance at September 30, 2009	$155	$1,088	$—	$—	$1,243

The excess facility costs are expected to be paid over the remaining terms of the leases through 2013. The severance and related benefit costs are expected to be paid through 2010.

Restructuring and integration expenses associated with our operations totaled approximately $1.9 million and $6.7 million for the nine months ended September 30, 2009 and 2008, respectively, and are included in Restructuring expenses on the accompanying Unaudited Consolidated Condensed Statements of Income. For the nine months ended September 30, 2009, these charges include $0.5 million to move inventory between facilities and migrate the systems utilized by the LKQ facilities to the Keystone system and $0.5 million of severance and related benefit costs. Additionally, we recognized $0.9 million of reserves related to our excess facilities. The reserves were required to account for changes in estimates regarding sublease recoveries on the facilities. For the nine months ended September 30, 2008, the restructuring charges included costs to move inventory between facilities, migrate systems, and standardize processes and procedures totaling $4.7 million. We also recognized costs associated with the closure of existing facilities due to overlap with acquired Keystone locations of $2.0 million during the nine months ended September 30, 2008.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 12. Income Taxes

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

Our effective income tax rate for the nine months ended September 30, 2009 was 39.1% compared with 39.6% for the comparable prior year period.

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

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the Forward-Looking Statements presented below and the risk factors enumerated in Item 1A in our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009, as supplemented in subsequent filings. Due to these factors, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

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

In the first nine months of 2009, we acquired five businesses (three in the wholesale parts business and two in the recycled heavy duty truck parts business). The acquisitions enabled us to increase our geographic presence in the wholesale parts business and expand our network of recycled heavy duty truck parts facilities.

In October 2009, we acquired Greenleaf Auto Recyclers, LLC (“Greenleaf”) from Schnitzer Steel Industries, Inc. (“SSI”). Greenleaf operates OEM wholesale recycling businesses from 17 operating locations. We plan to merge certain locations together with our existing wholesale recycling operations, which will result in the elimination of approximately 11 operating locations. This acquisition enables us to increase our geographic presence and increase our capacity in numerous markets.

In August 2008, we acquired Pick-Your-Part Auto Wrecking (“PYP”), an operator of multiple self-service facilities in the state of California. During 2008, we also acquired seven other businesses (four in the wholesale parts business and three in the recycled heavy duty truck parts business). These acquisitions included two businesses in Canada. The 2008 acquisitions enabled us to expand our presence in existing markets, increase our geographic presence in the Canadian market and become a provider of recycled heavy duty truck parts.

Divestitures

In October 2009, we sold to SSI four retail oriented self-service recycling facilities in Oregon and Washington. We also sold certain business assets to SSI related to two self-service facilities in Northern California and a self-service facility in Portland, Oregon. We will close the two self-service facilities in Northern California and convert the self-service operation in Portland to a wholesale recycling business. We have also agreed, subject to customary closing conditions, to sell to SSI two self-service recycling facilities in Dallas, Texas with an anticipated closing date in mid-January 2010. Certain of these facilities qualified for treatment as discontinued operations as of September 30, 2009. The financial results and assets and liabilities of these facilities are segregated from our continuing operations and presented as discontinued operations in the condensed consolidated balance sheets and statements of income for all periods presented. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates only to financial results from continuing operations.

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

We sell the majority of our vehicle replacement products to collision repair shops and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. For an additional fee, we sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, or two years. We defer the revenue from such contracts and recognize it ratably over the term of the contracts. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters, and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of parts for our customers when we perform these services for insurance carriers.

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

In 2008, revenue from other sources represented approximately 14% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Revenue from other sources has grown in recent years due to higher scrap sales from our recycle and wheel operations, including crush only vehicles, and higher bulk sales of certain products to mechanical remanufacturers. Beginning in October 2008 and continuing into 2009, quarterly revenue from other sources has declined relative to the same period in the prior year. This trend is due to lower scrap metal and other metal prices and a reduction in the volume of crush only vehicles acquired. Revenue from other sources will fluctuate from period to period based on commodity prices and the volume of vehicles we sell for scrap.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of the accounts receivable, and our historical experience. Our allowance for doubtful accounts at September 30, 2009 was approximately $6.2 million, which represents 4.3% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence. A 10% change in the 2008 annual write-off rate would result in a change in the estimated allowance for doubtful accounts of approximately $0.6 million. For our vehicle replacement parts operations, our exposure to uncollectible accounts receivable is generally limited because the majority of our sales are to a large number of small customers that are geographically dispersed. We also have certain customers in our vehicle replacement parts operations that pay for products at the time of delivery. The aluminum smelter and our mechanical core operation sell in larger quantities to a small number of distributors, foundry customers and remanufacturers. As a result, our exposure to uncollectible accounts receivable is greater in these operations. We control credit risk through obtaining credit approvals, applying credit limits, and monitoring collection status and receivable aging statistics.

Business Combinations

For acquisitions completed prior to January 1, 2009, we have applied the guidance in Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) for performing purchase price allocations. Effective on January 1, 2009, we adopted Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”) (formerly SFAS No. 141 (revised 2007), “Business Combinations”). The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price allocation is subject to change during the twelve month period subsequent to the acquisition date, with the adjustments reflected prospectively for acquisitions under SFAS 141 and retrospectively for those under ASC 805. We utilize management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events may indicate that an impairment exists. With the decision to sell a portion of our self-service operations, we conducted a goodwill impairment test for both the allocated goodwill associated with the facilities to be disposed and our ongoing self-service reporting unit as of September 30, 2009. Both tests indicated that the goodwill was not impaired. A 10% decrease in the fair value estimate of the self-service reporting unit in the September 30, 2009 impairment test would not have changed this determination.

Effective in the third quarter of 2009, our vehicle replacement products operations were organized into three operating segments, comprised of our wholesale recycled OEM and aftermarket products, self-service retail products, and recycled heavy duty truck products. We will utilize these three operating segments as reporting units, without aggregation, for purposes of goodwill impairment testing in 2009.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using an equal weighting of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of September 30, 2009, we had $930.6 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2008. A 10% decrease in the fair value estimates of the reporting units (other than our self-service reporting unit) in the fourth quarter of 2008 impairment test would not have changed this determination.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $0.9 million at both September 30, 2009 and December 31, 2008 against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more-likely-than-not to be realized. We recognize interest accrued relating to unrecognized tax benefits in our income tax expense. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. With the adoption of ASC 805 on January 1, 2009, changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies and deferred income tax asset valuation allowances of acquired businesses after the measurement period will be recorded in earnings in the period the changes are determined. Adjustments to other tax accruals we make are generally recognized in the period they are determined.

Stock-Based Compensation

We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award.

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards. We have been in existence since February 1998 and have been a public company since October 2003. We have elected to use the Black-Scholes valuation model. We use the simplified method in developing an estimate of expected life of share options and will continue to use this method until we have the historical data necessary to provide a reasonable estimate of expected life. Key assumptions used in determining the fair value of stock options granted in 2009 were: expected term of 6.3 years; risk-free interest rate of 1.84%; dividend yield of 0%; forfeiture rate of 6.7%; and volatility of 44.6%.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to the Unaudited Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

Segment Reporting

Over 95% of our operations are conducted in the United States. During 2004, we acquired a recycled OEM products business with locations in Guatemala and Costa Rica. Since 2007, we have acquired a total of five recycled OEM products businesses located in Canada. Keystone, which we acquired in October 2007, has bumper refurbishing operations in Mexico and aftermarket products businesses located in Canada. Revenue generated and properties located outside of the United States are not material.

During the third quarter of 2009, we modified our management structure to add a Vice President Operations – Wholesale Parts, who is responsible for managing our wholesale recycled OEM and aftermarket products operations for the nine geographic regions. With this change, our vehicle replacement products operations are organized into three operating segments, comprised of wholesale recycled OEM and aftermarket products, self-service retail products and recycled heavy duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution. The vehicle replacement products operations account for over 95% of our revenue, earnings and assets.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Data:	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.5%	56.0%	54.8%	55.2%
Gross margin	45.5%	44.0%	45.2%	44.8%
Facility and warehouse expenses	9.8%	9.7%	9.7%	9.2%
Distribution expenses	9.2%	9.7%	8.9%	9.5%
Selling, general and administrative expenses	13.3%	12.5%	13.3%	12.8%
Restructuring expenses	0.2%	0.5%	0.1%	0.5%
Depreciation and amortization	1.7%	1.5%	1.7%	1.5%
Operating income	11.3%	10.0%	11.5%	11.3%
Other expense, net	1.6%	1.7%	1.5%	1.8%
Income from continuing operations before provision for income taxes	9.8%	8.3%	10.0%	9.5%
Income from continuing operations	6.1%	5.0%	6.1%	5.7%
Income (loss) from discontinued operations, net of taxes	-0.2%	0.2%	0.0%	0.3%
Net income	5.9%	5.2%	6.1%	6.0%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue. Our revenue increased 2.7% to $494.8 million for the three month period ended September 30, 2009, from $481.6 million for the comparable period of 2008. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions, partially offset by reduced revenue from scrap metal and other metal sales resulting from a decline in commodity prices and lower service revenue due to lower volumes of crush only vehicles. While our total organic revenue declined 1.3%, our organic revenue growth rate for parts and services was 5.5% during the three month period ended September 30, 2009.

Cost of Goods Sold. Our cost of goods sold decreased slightly to $269.7 million in the three month period ended September 30, 2009, from $269.8 million in the comparable period of 2008. As a percentage of revenue, cost of goods sold decreased to 54.5% from 56.0%. The improvement in our cost of goods sold was due primarily to favorable salvage acquisition prices in 2009 compared to 2008 and to lower costs for aftermarket products as a result of reductions in steel prices in 2009.

Gross Margin. Our gross margin increased 6.3% to $225.1 million in the three month period ended September 30, 2009, from $211.8 million in the comparable period of 2008. As a percentage of revenue, gross margin increased to 45.5% from 44.0%. The increase in our gross margin percentage is due primarily to the factors noted in Cost of Goods Sold above.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 2.9% to $48.3 million in the three month period ended September 30, 2009, from $47.0 million in the comparable period of 2008. Our facility and warehouse expenses increased by $1.4 million due primarily to $2.1 million from business acquisitions (primarily the acquisition of PYP in August 2008) and $0.7 million of higher labor and labor related costs, partially offset by $0.3 million of lower fuel costs, $0.4 million of lower rent and utility costs, $0.2 million of lower supplies expense and $0.3 million of lower losses on fixed asset dispositions. As a percentage of revenue, facility and warehouse expenses increased to 9.8% from 9.7%.

Distribution Expenses. Distribution expenses decreased 1.9% to $45.6 million in the three month period ended September 30, 2009, from $46.5 million in the comparable period of 2008. Distribution expenses in dollar terms declined relative to the third quarter of 2008 as a reduction in fuel costs of $3.1 million was partially offset by $1.3 million in distribution costs from our business acquisitions and $0.3 million of higher freight costs. As a percentage of revenue, our distribution expenses decreased to 9.2% from 9.7% primarily due to lower fuel costs on a higher revenue base.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 9.1% to $65.9 million in the three month period ended September 30, 2009, from $60.4 million in the comparable period of 2008. Our business acquisitions accounted for $2.3 million in higher costs, primarily in labor and labor-related expenses. Our remaining selling, general and administrative expenses also increased primarily due to higher labor and labor-related costs of $2.3 million (mostly incentive based compensation), higher professional fees (primarily related to information systems) of $1.8 million, higher telephone and data line expenses of $0.4 million and higher maintenance costs of $0.4 million, partially offset by $1.1 million of lower advertising and promotion expenses and $0.7 million of lower bad debt expense. As a percentage of revenue, our selling, general, and administrative expenses increased to 13.3% from 12.5% primarily due to higher incentive compensation and professional fees.

Restructuring Expenses. Restructuring expenses decreased 64.5% to $0.9 million in the three month period ended September 30, 2009, from $2.4 million in the comparable period of 2008. The restructuring expenses relate to the integration of Keystone into pre-existing LKQ operations. The restructuring expenses in the three month period ended September 30, 2009 are the result of changes in the estimated reserve requirements for facilities that we have ceased using as a result of the Keystone integration. While we do not expect further restructuring expenses related to the Keystone acquisition, we do expect to incur future restructuring expenses due to the integration of the Greenleaf acquisition on October 1, 2009. See “Acquisitions” and “Divestitures” above for further information concerning the Greenleaf transaction.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 13.4% to $9.2 million in the three month period ended September 30, 2009, from $8.1 million in the comparable period of 2008. Business acquisitions accounted for $0.4 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization increased to 1.7% from 1.5%.

Operating Income. Operating income increased 16.4% to $56.0 million in the three month period ended September 30, 2009, from $48.2 million in the comparable period of 2008. As a percentage of revenue, operating income increased to 11.3% from 10.0%. The increase in operating income in dollars and as a percentage of revenue was primarily due to improved gross margins, lower fuel costs and lower restructuring expenses.

Other (Income) Expense. Total other expense, net decreased 5.5% to $7.8 million for the three month period ended September 30, 2009, from $8.2 million for the comparable period of 2008. The decrease in other expense, net is due primarily to interest expense. Net interest expense decreased 5.0% to $7.8 million for the three month period ended September 30, 2009, from $8.2 million for the comparable period of 2008. Our average bank borrowings were approximately $8.3 million lower at September 30, 2009 as compared to September 30, 2008, due primarily to scheduled repayments. Our average effective interest rate on our bank borrowings was 4.9% in the third quarter of both 2009 and 2008.

Provision for Income Taxes. The provision for income taxes increased 13.2% to $18.1 million for the three month period ended September 30, 2009, from $16.0 million in the comparable period of 2008, due primarily to higher income before provision for income taxes. Our effective income tax rate was 37.6% and 40.1% for the three months ended September 30, 2009 and 2008, respectively. The lower effective income tax rate in 2009 was due to discrete benefits of $0.6 million resulting primarily from higher state tax credits and a change in our assessment of the realizability of a state net operating loss. Additionally, the effective income tax rate for the three months ended September 30, 2008 included $0.4 million in discrete charges related to valuation allowance adjustments.

(Loss) Income from Discontinued Operations, Net of Taxes. The (loss) income from discontinued operations, net of taxes, increased (186.5%) to a loss of $1.0 million for the three month period ended September 30, 2009, from $1.1 million of income in the comparable period of 2008. The loss increased primarily due to a pre-tax impairment charge of $3.5 million ($2.2 million net of tax) related primarily to leasehold improvements at two self-service facilities that are being closed that are not recoverable.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue. Our revenue increased 3.3% to $1.5 billion for the nine month period ended September 30, 2009, from $1.4 billion for the comparable period of 2008. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions, partially offset by reduced revenue from scrap metal and other metal sales resulting from a decline in commodity prices and lower service revenue due to lower volumes of crush only vehicles. While our total organic revenue declined 1.4% in the nine month period ended September 30, 2009, our organic revenue growth rate for parts and services was 6.1% during the nine month period ended September 30, 2009.

Cost of Goods Sold. Our cost of goods sold increased 2.6% to $817.1 million in the nine month period ended September 30, 2009, from $796.8 million in the comparable period of 2008. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold decreased to 54.8% from 55.2%. The improvement in our cost of goods sold was due primarily to favorable salvage acquisition prices in the third quarter of 2009 compared to the third quarter of 2008 and to lower costs for aftermarket products as a result of reductions in steel prices in 2009.

Gross Margin. Our gross margin increased 4.3% to $674.9 million in the nine month period ended September 30, 2009, from $647.0 million in the comparable period of 2008. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin increased to 45.2% from 44.8%. The increase in our gross margin percentage is due primarily to the factors noted in Cost of Goods Sold above.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 8.9% to $145.1 million in the nine month period ended September 30, 2009, from $133.2 million in the comparable period of 2008. Our facility and warehouse expenses increased by $11.9 million due primarily to $14.4 million from business acquisitions (primarily the acquisition of PYP in August 2008) and $0.7 million of higher labor and labor-related costs, partially offset by lower rent expense of $0.7 million, lower fuel costs of $0.7 million, a reduction in insurance premiums and claims cost of $0.4 million, lower utility expenses of $0.3 million and lower supplies expense of $0.2 million. As a percentage of revenue, facility and warehouse expenses increased to 9.7% from 9.2%. This increase was due primarily to the PYP acquisition, as facility and warehouse expenses are a higher percentage of revenue in our self service operations as compared to our wholesale recycling and aftermarket operations.

Distribution Expenses. Distribution expenses decreased 2.9% to $132.6 million in the nine month period ended September 30, 2009, from $136.6 million in the comparable period of 2008. Distribution expenses in dollar terms declined relative to the comparable period of 2008 as a reduction in fuel costs of $10.3 million was partially offset by $3.2 million in distribution costs from our business acquisitions, $1.6 million in higher third party freight costs, $0.8 million of higher labor and labor-related costs and $0.7 million in higher other distribution costs. As a percentage of revenue, our distribution expenses decreased to 8.9% from 9.5% primarily due to lower fuel costs on a higher revenue base.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 7.1% to $198.7 million in the nine month period ended September 30, 2009, from $185.5 million in the comparable period of 2008. Our business acquisitions accounted for $9.8 million in higher costs, primarily in labor and labor-related expenses. Our remaining selling, general and administrative expenses increased primarily due to higher labor and labor related expenses of $0.6 million, higher professional fees of $4.7 million, and higher maintenance costs of $1.0 million, partially offset by lower advertising and promotion expenses of $2.3 million and lower bad debt expense of $1.5 million. As a percentage of revenue our selling, general, and administrative expenses increased to 13.3% from 12.8% due to higher professional fees.

Restructuring Expenses. Restructuring expenses decreased 71.6% to $1.9 million in the nine month period ended September 30, 2009, compared to $6.7 million in the comparable period of 2008. The restructuring expenses reported to date relate to the integration of Keystone into pre-existing LKQ operations.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 15.6% to $27.4 million in the nine month period ended September 30, 2009, from $23.7 million in the comparable period of 2008. Business acquisitions accounted for $1.3 million of the increase in depreciation and amortization expense. Increased property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization increased to 1.7% from 1.5%.

Operating Income. Operating income increased 5.2% to $171.7 million in the nine month period ended September 30, 2009 from $163.3 million in the comparable period of 2008. As a percentage of revenue, operating income increased to 11.5% from 11.3%. The increase in operating income in dollars and as a percentage of revenue was primarily due to improved gross margins and lower restructuring expenses.

Other (Income) Expense. Total other expense, net decreased 12.6% to $22.9 million for the nine month period ended September 30, 2009, from $26.2 million for the comparable period of 2008. The decrease in other expense, net is due primarily to interest expense. Net interest expense decreased 14.2% to $23.1 million for the nine month period ended September 30, 2009, from $26.9 million for the comparable period of 2008. Our average bank borrowings were approximately $9.9 million lower for the nine month period ended September 30, 2009 as compared to the comparable period of 2008 due primarily to scheduled repayments. In addition, our average effective interest rate on our bank borrowings was 4.9% in the nine month period ended September 30, 2009 compared to 5.4% in the comparable period of 2008.

Provision for Income Taxes. The provision for income taxes increased 7.1% to $58.2 million for the nine month period ended September 30, 2009, from $54.3 million in the comparable period of 2008. Our effective income tax rate was 39.1% and 39.6% in the nine months ended September 30, 2009 and 2008, respectively. The provision for the nine month period ended September 30, 2009 includes $0.2 million in net discrete benefits resulting primarily from higher state tax credits, partially offset by provisions for uncertain tax positions and changes in a state tax law. The provision for the nine month period ended September 30, 2008 includes $0.7 million in net discrete charges primarily related to valuation allowance adjustments and settlement of a state tax audit.

(Loss) Income from Discontinued Operations, Net of Taxes. The (loss) income from discontinued operations, net of taxes, increased (107.2%) to a loss of $0.3 million for the nine month period ended September 30, 2009, from $4.2 million of income in the comparable period of 2008. The loss increased primarily due to a pre-tax impairment charge of $3.5 million ($2.2 million net of tax) related primarily to leasehold improvements at two self service facilities that are being closed that will not be recoverable, and lower revenue from scrap metal and other metal sales in 2009 resulting from a decline in commodity prices.

2009 Outlook

We estimate that excluding the impact of any restructuring expenses or the impact of fixed asset impairments and gains related to transactions with SSI, full year 2009 net income and total diluted earnings per share (i.e. including continuing operations and discontinued operations) will be in the range of $120 million to $124 million and $0.83 to $0.86, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. At September 30, 2009, we had $166.0 million in cash and cash equivalents and $65.3 million available under our bank credit agreement ($100 million commitment less outstanding revolver borrowings of $8.9 million and letters of credit of $25.8 million). See Note 5, “Long-Term Obligations,” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our credit facilities.

On October 27, 2009, the bank credit agreement was amended pursuant to which (i) Lehman Commercial Paper (“LCP”) resigned from its capacities as the administrative agent and swing line lender, and Deutsche Bank AG New York Branch was appointed as the successor administrative agent, (ii) the swing line credit facility was eliminated, and (iii) the revolving credit facility was reduced by $15 million (LCP’s portion of the revolver funding commitment). Thus the total amount now available under our revolving facilities is $100 million.

We do not believe that the changes effected pursuant to the October 27, 2009 amendments to the credit agreement will have a material adverse impact on us. Since we entered into the credit facility in October 2007, our average availability under the revolving facilities, excluding the LCP portion, has been approximately $73 million, and the highest amounts outstanding under our revolving facilities and in the form of letters of credit were $8.9 million and $26.5 million, respectively. We have not utilized the revolving facilities as a primary source of liquidity, but we do maintain sufficient availability if needs arise.

Borrowings under the credit facility accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our senior secured credit facility at September 30, 2009 (after giving effect to the interest rate swap contracts in force, described in Note 6, “Derivative Instruments and Hedging Activities,” in Item 1 of this Quarterly Report on Form 10-Q) was 4.42%, before debt issuance cost amortization. Borrowings against the senior secured credit facility totaled $631.3 million and $638.3 million at September 30, 2009 and December 31, 2008, respectively, of which $27.4 million and $19.8 million are classified as current maturities, respectively.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 46,800 and 125,700 wholesale salvage vehicles in the three and nine months ended September 30, 2009, respectively, and 34,400 and 106,100 in the comparable periods of 2008. In addition, we acquired approximately 94,200 and 258,700 lower cost self-service and crush only vehicles in the three and nine months ended September 30, 2009, respectively, and 89,300 and 219,900 in the comparable periods of 2008. PYP, which was acquired in August 2008, represented 28,300 and 81,700 of the self-service vehicles purchased during the three and nine months ended September 30, 2009, respectively, and 9,600 in the three and nine months ended September 30, 2008. Included in the total purchases of lower cost self-service and crush only vehicles above are purchases of self-service vehicles for our discontinued operations of 12,100 and 37,400 for the three and nine months ended September 30, 2009, respectively, and 12,500 and 33,100 for the comparable periods in 2008. Our purchases of aftermarket parts and wheels totaled approximately $126.5 million and $399.3 million in the three and nine months ended September 30, 2009, respectively, and $117.3 million and $366.4 million in the comparable periods of 2008.

Net cash provided by operating activities totaled $135.5 million for the nine months ended September 30, 2009, compared to $105.3 million for the same period of 2008. Net income adjusted for non-cash depreciation, amortization and stock-based compensation generated $123.7 million of cash in 2009, an $8.6 million increase over the same period of 2008. Receivables generated $18.7 million in cash for the nine months ended September 30, 2009, a $24.4 million increase in cash over the same period of 2008. Our cash inflows increased as a result of improved collections. Inventory, net of effects of purchase acquisitions, represented a cash outflow of $24.3 million in the nine months ended September 30, 2009. We increased our purchases of aftermarket inventory during the first half of 2009 to increase our safety stock for new customer programs and to expand certain product categories to additional locations. While we previously expected aftermarket inventory levels to decrease in the second half of 2009, we altered our buying in the third quarter to increase our depth of inventory in response to rising customer demand, which caused inventory balances to grow. Our cash outflows related to restructuring activities have declined in 2009 relative to 2008. In the nine months ended September 30, 2009, we made payments of $3.1 million for restructuring costs, compared to $13.2 million in the same period of 2008. Cash paid for taxes, net of refunds, was $34.5 million in the first nine months of 2009 compared to $37.5 million in the same period of 2008. Estimated payments for the full year of 2008 exceeded our expected tax liability due to the reduction in our fourth quarter profitability, and as a result, we were able to reduce our estimated payments in 2009.

Net cash used in investing activities totaled $46.6 million for the nine months ended September 30, 2009, compared to $80.5 million for the same period of 2008. We invested $21.7 million of cash in acquisitions in 2009 and received a net $3.1 million on settlements of purchase price receivables and payables for 2008 acquisitions. In the comparable period of 2008, we spent $41.6 million for four acquisitions. Net property and equipment purchases were $29.0 million in the nine months ended September 30, 2009, which is $13.2 million below the capital expenditures for the comparable period in the prior year. The reduction in capital expenditures is driven by the timing of our projects as we believe that our full year 2009 spending will be between $65.0 million and $70.0 million, which would be comparable to the $66.9 million spent in 2008.

Net cash used in financing activities totaled $3.2 million for the nine months ended September 30, 2009, compared to $1.0 million for the same period of 2008. Beginning in the first quarter of 2009, our scheduled term loan payments increased to approximately $4.9 million per quarter in 2009 compared to $2.5 million per quarter in the prior year, which drives the increase in cash outflows for repayments under term loans. Repayments of other debt, which primarily consists of notes issued for business acquisitions, were $1.3 million for the nine months ended September 30, 2009, compared to $6.2 million in the prior year. Line of credit borrowings totaled $2.3 million in 2009, resulting from borrowings to fund a Canadian business acquisition. Cash generated from exercises of stock options provided $5.0 million and $4.7 million in the nine months ended September 30, 2009 and 2008, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $5.7 million and $8.2 million in the nine months ended September 30, 2009 and 2008, respectively.

As part of the consideration for business acquisitions completed during 2009, we issued promissory notes totaling approximately $1.1 million. The notes bear interest at annual rates of 2.0% to 4.25%, and interest is payable at maturity or in monthly installments.

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

Cash flows from investing activities in the fourth quarter of 2009 will include business acquisitions, divestitures and capital expenditures. In October 2009, we completed the sale of certain of our self-service yards for $18.0 million, net of cash sold. The proceeds along with other free cash flows were used to acquire Greenleaf for $39.5 million, net of cash acquired. We estimate that our capital expenditures for the remainder of 2009, excluding business acquisitions, will be between $36 million and $41 million. We expect to use these funds for growth projects, including several major facility expansions, improvement of current facilities, and systems development projects. We anticipate that net cash provided by operating activities for 2009, which we estimate will be approximately $150 million, will be used to fund our capital expenditures.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2008 Annual Report on Form 10-K, filed with the SEC on February 27, 2009 as supplemented in subsequent filings.

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

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the prime rate, LIBOR or Canadian Bankers’ Acceptance rate. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts are denominated in the currency that matches the underlying debt instrument and have been executed with banks (JP Morgan Chase Bank, N.A. and Deutsche Bank AG) that we believe are creditworthy. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of September 30, 2009, three interest rate swap contracts representing a total of $500 million of notional amount were outstanding with various maturity dates through April 2011. All of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at September 30, 2009 was a liability of approximately $12.2 million, and the value of such contracts is subject to changes in interest rates.

At September 30, 2009, we had unhedged variable rate debt of $131.3 million. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $1.3 million annually.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we tend to have a natural hedge against the changes. However, there is typically a lag between the metal price fluctuations, which influence our revenue, and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. Scrap metal and other metal prices declined significantly in the fourth quarter of 2008, which had a negative effect on our revenue and margins. In the first nine months of 2009, we have experienced an improvement in gross margins relative to the fourth quarter of 2008 as inventory costs have fallen in response to the decline of scrap metal and other metal prices.

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

As of September 30, 2009, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting during the three months ended September 30, 2009 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2008, for information concerning risks and uncertainties that could negatively impact us.

The following statement represents changes and/or additions to the risks and uncertainties previously disclosed in our annual report on Form 10-K.

If our business relationships with insurance companies end, we may lose important sales opportunities.

We rely on business relationships with several insurance companies. These insurance companies encourage vehicle repair facilities to use products we provide. The business relationships include in some cases participation in an aftermarket parts quality and service assurance program that may result in a higher usage of our aftermarket parts than would be the case without the program. Our arrangements with these companies may be terminated by them at any time, including in connection with their own business concerns relating to the offering, availability, standards or operations of the aftermarket parts quality and service assurance program. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.

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

Item 6.	Exhibits

Exhibits

Exhibit Number	Description of Exhibit

10.1	Second Amendment, Waiver and Consent to Credit Agreement and First Amendment to Guarantee and Collateral Agreement dated as of October 21, 2009 (effective as of October 27, 2009) among LKQ Corporation and LKQ Delaware LLP, as borrowers, certain of the subsidiaries of LKQ Corporation, and the lenders party thereto.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2009.

LKQ CORPORATION

/S/ MARK T. SPEARS
Mark T. Spears
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ FRANK P. ERLAIN
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)