Form 10-K
period 2009-12-31
LKQ CORP
filed 2010-02-26
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50404

LKQ CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 North LaSalle Street, Suite 3300 Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 621-1950

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, there were 131,984,709 shares of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant, and the aggregate market value of such shares was approximately $2.2 billion (based on the closing sale price on the Nasdaq Global Select Market on June 30, 2009). The number of outstanding shares of the registrant’s common stock as of February 19, 2010 was 142,352,404.

Documents Incorporated by Reference

Those sections or portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2010, described in Part III hereof, are incorporated by reference in this report.

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things:

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on the demand for our products and our ability to obtain financing for operations;

•	fluctuations in the pricing of new original equipment manufacturer (“OEM”) replacement parts;

•	the availability and cost of our inventory;

•	variations in vehicle accident rates or miles driven;

•	changes in state or federal laws or regulations affecting our business;

•	changes in the types of replacements parts that insurance carriers will accept in the repair process;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our business, operations and infrastructure;

•	increasing competition in the automotive parts industry;

•	our ability to increase or maintain revenue and profitability at our facilities;

•	uncertainty as to our future profitability on a consolidated basis;

•	uncertainty as to the impact on our industry of any terrorist attacks or responses to terrorist attacks;

•	our ability to operate within the limitations imposed by financing arrangements;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	declines in the values of our assets;

•	fluctuations in fuel and other commodity prices;

•	fluctuations in the prices of scrap metal and other metals;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	our ability to integrate and successfully operate acquired companies and any companies acquired in the future and the risks associated with these companies;

•	claims by OEMs or others that attempt to restrict or eliminate the sale of aftermarket products:

•	termination of business relationships with insurance companies that promote the use of our products; and

•	decreases in the supply of end of life and crush only vehicles that we process and sell for scrap.

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

OVERVIEW

LKQ Corporation (“LKQ” or the “Company”) provides replacement systems, components, and parts needed to repair vehicles (cars and trucks). In the case of automobile and light truck repairs, there are three part types that may be classified as alternatives to new original equipment manufacturers’ (“OEMs”) collision replacement parts. These include: 1) Aftermarket products—new products produced by manufacturers other than the OEMs, 2) Recycled products—parts produced by or for OEMs and removed from salvage vehicles, and 3) Refurbished products—remanufactured and repaired vehicle parts originally produced by or for OEMs.

We are the nation’s largest provider of alternatives to OEM collision products and a large provider of mechanical replacement parts used by collision and mechanical automobile repair businesses. We distribute aftermarket collision replacement parts, recycled collision and mechanical parts, and refurbished collision replacement products, such as wheels, bumper covers and lights, to collision automobile repair businesses. In addition to our full service, wholesale recycling operations, we operate self service facilities that sell retail recycled automotive products. We also sell recycled heavy-duty truck parts and used heavy-duty trucks. We segment our business into three operating divisions—wholesale automobile parts, self service retail parts, and heavy-duty truck parts.

LKQ was established in 1998 to create a network of wholesale recycled auto products businesses serving the automobile collision repair industry. By 2003, we had become the largest provider of recycled products and related services in the U.S., with a network of locations that served a majority of the larger markets in the U.S. In 2004, we expanded into new business lines and began selling refurbished and aftermarket products. That same year, we entered the self service retail auto parts business with the acquisition of a number of self service operations. With the acquisition in October 2007 of Keystone Automotive Industries, Inc. (“Keystone”), we became the nation’s leading distributor of recycled and aftermarket collision replacement products, and began refurbishing bumpers and bumper covers. In conjunction with the acquisition of Keystone, we rebranded all of our aftermarket product business under the name “Keystone.”

We entered the heavy-duty truck parts recycling industry in 2008. The heavy-duty truck parts recycling industry has operating and sales functions that are similar to the auto recycled parts business.

We obtain the majority of our aftermarket parts inventory from auto parts manufacturers and distributors based in the U.S. and Taiwan. The recycled auto products that we sell are obtained for the most part by procuring salvage vehicles, typically severely damaged by collisions and primarily sold at salvage auctions or pools, and then dismantling and inventorying the parts. The refurbished products, including wheels, bumpers, bumper covers and head and tail lamps, that we sell are created from damaged parts bought through bulk purchases from core sales companies that collect damaged parts, parts received in trade at collision shops purchasing replacement products from us, and parts from the salvage vehicles bought at auctions.

The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. We indirectly rely on insurance companies, which ultimately pay for the majority of collision repairs of insured vehicles. Insurance companies tend to exert significant influence in the vehicle repair decision. Because of their importance to the process, we have formed business relationships with certain insurance companies in order to be a preferred parts supplier.

We provide customers with a value proposition that includes high quality products at lower cost than new OEM products, extensive product availability due to our regional inventory trading zones, and responsive service and quick delivery. Repair shops and insurance companies benefit because the lower costs for our products enable many vehicles to be repaired rather than declared total losses. The breadth of our product offerings—aftermarket products, recycled products, and refurbished wheels, bumpers, bumper covers and head and tail lamps—allows us to serve as a “one-stop” solution for our customers looking for the most cost effective way to provide quality repairs.

We strive to be environmentally responsible. Our recycled automotive products provide an alternative to the manufacture of new products, which would require the expenditure of significantly more resources and energy and would generate a substantial amount of additional pollution. In addition, we save landfill space because the parts that we recycle would otherwise be discarded. We also collect materials, such as fuel and motor oil, from the salvage vehicles that we procure, and use them in our operations or sell them to other users.

HISTORY

Since our formation in 1998, we have grown through acquisitions and internal development. Today, LKQ is the only source for aftermarket and recycled automobile collision parts with a national network and presence.

Initially formed through the combination of a number of wholesale recycled auto parts businesses located in Florida, Michigan, Ohio and Wisconsin, LKQ grew to be a leading source for recycled auto collision and mechanical parts. In February 2004, we expanded our product offerings by acquiring a supplier of aftermarket and refurbished products and an operator of self service recycled facilities offering retail recycled products. We entered the production of refurbished wheels with our acquisition of an aluminum alloy wheel refurbishing business in January 2006, and refurbished head and tail lamps with our acquisition of this type of business in January 2007. In October 2007, we significantly increased our size by acquiring Keystone. At the time of the acquisition, Keystone was the leading distributor of aftermarket collision replacement parts. Keystone also refurbished steel bumpers, plastic bumper covers and alloy wheels, which added to our existing wheel business. The Keystone acquisition also expanded our product offerings to include paint and other materials used in the repair of damaged vehicles.

In March 2008, we entered a new industry, which we believe is complementary to our existing businesses, with the acquisition of a recycled heavy-duty truck parts business. Since that date, we have made additional strategic acquisitions of wholesale auto parts businesses, recycled heavy-duty truck parts businesses and self service retail vehicle products facilities. We made the following acquisitions in 2009:

Wholesale Auto Parts
City Auto Parts of Durham	January 2009
Pieces d’Auto M. Robert Inc.	March 2009
Superior Collision Parts	September 2009
Greenleaf Auto Recyclers, LLC	October 2009
Capo’s Auto Parts, Inc.	December 2009

Heavy-Duty Truck Parts
Tampa Truck Salvage, Inc.	January 2009
Maryland Truck Salvage, Inc.	July 2009
Valley Auto Recyclers	November 2009

Our largest acquisition in 2009 was Greenleaf Auto Recyclers, LLC (“Greenleaf”), a wholesale auto parts recycling business previously owned by Schnitzer Steel Industries, Inc. We believe that at the time of the transaction Greenleaf was the second largest wholesale auto parts recycling business in the U.S. with 17 locations operating in nine states. Concurrent with the Greenleaf acquisition, we sold four self service facilities and certain assets associated with three other self service locations to Schnitzer. In January 2010, we sold two additional self service recycling facilities to Schnitzer.

STRATEGY

We are focused on creating economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair parts, and by expanding into other product lines and businesses that may benefit from our operating strengths, such as recycled heavy-duty truck parts. We believe a supply network with a broad inventory of quality alternative collision repair parts, high fulfillment rates and superior customer service will provide us with a competitive advantage. The competition in the markets in which we serve is extremely fragmented and the supply of parts tends to be localized, often leading to low fulfillment rates, particularly with recycled products. The recycled and aftermarket distribution channels have historically been distinct and separate despite serving the same customer segment. To execute our strategy, we are expanding our network of dismantling plants and parts warehouses in major metropolitan areas and employing a distribution system that allows for order fulfillment from regional warehouses located across the U.S. By continuing to grow our recycled parts inventory, complemented by a broad supply of aftermarket parts, and efficiently moving the inventory within our network, we have increased fulfillment rates beyond the levels that we believe most of our competitors realize, particularly for recycled parts.

Sources of high quality, reliable alternatives to OEM parts are important to insurance companies and to our direct customers as they seek to control repair costs. Lower parts costs and quicker completion of orders saves money and reduces cycle times. We believe this strategy is relevant for both the automobile and heavy-duty truck markets. In order to execute this strategy and build on our progress thus far, we seek to expand into new, additional markets and to improve penetration both organically and through acquisitions in targeted markets.

National network in place

LKQ has invested significant capital to develop a national network of aftermarket, recycled, and refurbished product facilities. The difficulty and time required to obtain proper zoning, as well as dismantling and other environmental permits necessary to operate newly-sited recycled parts facilities, would make establishing a new network of locations a challenge for a competitor. In addition, there are difficulties associated with recruiting and hiring an experienced management team that has strong industry knowledge and local relationships with customers.

We believe there are growth opportunities in new primary and secondary markets in the U.S. and Canada. We intend to expand our market coverage through a combination of internal development and acquisitions in new regions and adjacent markets. Our national network allows us to initially enter new, adjacent markets by establishing local redistribution facilities, avoiding the need for significant upfront capital outlays to establish local dismantling capabilities and inventories. We maintain a disciplined approach to acquisitions in new markets or expansions in existing market areas.

Strong business relationships

We have developed business relationships with automobile insurance companies, collision repair shops, and other industry participants. We believe that insurance companies, as payers for many repairs, are increasingly taking more active roles in the selection of alternative replacement products for vehicle repairs in order to contain the repair portion of the claims costs. On behalf of certain insurance companies, we provide a review of vehicle repair estimates so they may assess the opportunity to increase usage of recycled, aftermarket and refurbished products in the repair process, thereby reducing their costs. Our employees also provide quotes for our products to assist several insurance companies with their estimate and settlement processes. We also work with insurance companies and vehicle manufacturers to procure salvage vehicles directly from them on a selected basis, which provides us with an additional source of supply and offers lower transaction costs to sellers of low value salvage vehicles. We believe we are positioned to take advantage of the increasing importance these industry participants have in the repair process and will continue to look for ways to enhance our relationships with them.

We have begun to provide parts programs that offer additional product support to auto insurance companies. These product support programs identify specific subsets of aftermarket parts by vendor and product type that can be used in the repair of vehicles that they insure. The programs typically offer aftermarket products that have been produced by manufacturers certified by a third party testing lab. We may provide additional validation of the quality of the parts beyond our standard warranties, and identification details that make the parts traceable back to a manufacturer’s specific production run.

To strengthen our relationship with collision shops, we have developed “Keyless,” a program that enables collision repair shops to link their estimating systems with our aftermarket and recycled inventory. It is compatible with all of the major estimating systems and provides up to the minute inventory availability. The system encourages the use of alternative parts by indicating to the collision shop the availability of applicable alternative parts at the time of the estimate. It also provides data to our purchasing department as to the demand of specific parts and offers sales leads for our sales representatives.

Technology driven business processes

We continue to focus on technology development as a way to support our competitive advantage. We believe that we can more cost effectively leverage our data to make better decisions than our smaller competitors. We continue to develop our technology to better manage and analyze our inventory, assist our salespeople with up-to-date pricing and availability of our products, and further enhance our inventory procurement process. For example, our representatives responsible for procuring vehicles are equipped with handheld computing devices that compare the vehicles at the salvage auctions to our current inventory, historical demand, and recent average prices to arrive at an estimated maximum bid. This bidding system reduces the likelihood of purchasing unneeded parts that might result in obsolete inventory.

We deploy inventory management systems at our facilities that are similar to those used by leading distribution companies. We make extensive use of bar code technology and wireless data transmission to track parts from the time a vehicle or part arrives at a facility to its placement on a route truck for delivery to the customer. All of our aftermarket locations run on a standard operating platform. In our wholesale recycled products business, we are in the process of migrating to LKQX, a proprietary system that provides enhanced data for management reporting and analysis and simplifies the sales process of both recycled and aftermarket products for our sales representatives. Through December 31, 2009, we had installed LKQX in five of our eight regions. We anticipate the rollout will be completed by year-end 2010.

Demand driven procurement

We use information systems and proprietary methodologies to help us identify high demand aftermarket and recycled products. Our information systems prioritize and recommend bid prices of the salvage vehicles we evaluate to purchase for our inventory. We believe efficient procurement of aftermarket products and salvage vehicles is critical to the growth of the operating results and cash flow of our business. Our processes and systems help to identify with a high degree of accuracy the value of the parts that can be recycled on a salvage vehicle sold at auction and recommend a maximum purchase price to achieve our target margins from the resale of the recycled products. We also use historical sales records of vehicles by model and year to estimate the demand for our products. Combining this information with proprietary data that aggregates actual customer requests for products, we are able to source aftermarket products and salvage vehicles at prices that we believe will allow us to sell products profitably.

Our aftermarket inventory system tracks parts sold and sales lost due to a lack of inventory, and makes purchase recommendations. The inventory system also recommends purchases and transfers based on the extent and location of demand. Our buying team reviews the recommendations and places orders accordingly. When we procure aftermarket products and refurbish wheels, bumpers and lights, we focus on products that are in the most demand by the insured repair market. Our most popular aftermarket products are head lamps, tail lamps, grilles, hoods, mirrors, bumpers, bumper covers, and fenders. Because lead times may take 45 or more days on imported parts, sales volume and in-stock inventory are important factors in the procurement process.

High fulfillment rates

We have increased local inventory levels and found that it has improved our customer service and allowed for faster deliveries. For both our aftermarket and recycled parts sales operations, improving order fulfillment rates reduces transfer costs and delivery times, and improves customer satisfaction. Our ability to share inventory on a regional basis increases the availability of replacement products and also helps us to fill a higher percentage of our customers’ requests. We have developed regional trading zones within which we make our inventory available to our local facilities, mostly via overnight product transfers. We manage our recycled product inventory and purchasing on a regional basis to enhance the availability of the products that we believe will be in the highest demand within each region. Our higher than industry average fulfillment rates are a key differentiator compared to our competition.

Broad product offering

The breadth and depth of our inventory reinforces LKQ’s ability to provide a “one-stop” solution for our customers’ aftermarket, recycled and refurbished product needs. Customers place a high value on the availability of a broad range of vehicle replacement products. We are able to provide the collision repair industry with premium parts at costs typically 20 to 50% below new OEM replacement parts. The availability of alternative parts means that automobiles can be repaired at lower costs than if only new OEM parts are used, and leads to more cars repaired rather than designated as ‘total losses’ by insurance companies. In fact, many insurance companies will not authorize the use of higher cost, new OEM replacement parts if alternative parts are available. Our ability to supply these parts gives insurance companies the confidence to designate LKQ as the preferred supplier for their repair shops. With our national footprint and comprehensive repair parts programs in nearly all of the major U.S. markets, we believe we are the only supplier that is able to support the insurance industry in this manner. Our aftermarket product offering is particularly broad with more than 62,000 SKUs. In order to address the multiple needs of our aftermarket customers we offer our Platinum Plus line of high quality parts with lifetime warranties, our Value Line of aftermarket products for vehicle repairs when cost is the main factor, and parts certified by independent organizations such as the Certified Automotive Parts Association (“CAPA”). We offer other products, including paint and related repair materials (like tape, sandpaper, paint guns and frame racks) so that our customers can purchase these at the same time as they are ordering their parts.

One Call Away

To execute our strategy of offering a broad inventory with high fulfillment rates, we offer our customers the choice of aftermarket, recycled or refurbished parts. If, for example, a customer has a damaged hood, we may offer that customer a choice of a recycled or a new aftermarket hood. Because recycled parts are in limited supply, our ability to offer new aftermarket alternative parts increases our fulfillment rates and customer satisfaction. Historically there have been separate supply channels in the industry for recycled and aftermarket parts; however, our business is evolving to where, in some markets, we are combining the channels through the sharing of warehousing, inventory, sales and distribution systems so that our repair shop customers need only one source of supply for their collision repair parts.

WHOLESALE AUTO PARTS

Our wholesale auto parts operations are comprised of aftermarket, recycled and refurbished parts distribution operations. We have eight geographic regions serving the United States and parts of Canada that sell all three product types to collision and mechanical automobile repair businesses.

Our aftermarket and refurbished auto parts businesses are conducted from facilities that serve as sales, warehousing and distribution centers. As of December 31, 2009, we conducted our aftermarket and refurbished parts distribution from 145 facilities in the United States and Canada.

We process salvage vehicles and warehouse recycled parts at facilities throughout the United States and Canada. A typical facility has processing, sales, distribution and administrative operations on site, indoor and outdoor storage areas, and includes a large warehouse with multiple bays to dismantle vehicles. We also have facilities that operate primarily as redistribution centers. As of December 31, 2009, we conducted our wholesale recycled parts operations from 92 facilities, 74 of which include a combination of processing, sales and redistribution operations, and 18 of which are primarily redistribution facilities.

We refurbish bumpers and wheels at 51 locations in the United States and Canada and one location in northeast Mexico. We refurbish head lamps and tail lamps primarily at a facility in Michigan.

Wholesale Aftermarket Products

We distribute more than 62,000 SKUs of aftermarket collision parts and repair materials for the most common models of domestic and foreign automobiles and light trucks, generally for the eight most recent model years. Our principal aftermarket product types consist of those most frequently damaged in collisions, including: automotive body parts, bumpers, grilles and lights. We also sell cooling products, paint and other materials used by collision repair shops. The sources for our aftermarket products are both foreign and domestic manufacturers and distributors.

Automotive Body Parts

Aftermarket products provide the collision repair industry with quality products at prices well below new OEM replacement parts. Lower costs may help insurers contain collision repair costs, and often mean that cars are considered repairable rather than categorized as total losses.

The major collision product categories we have available for sale include body panels, cooling system products, bumper covers, grilles, and replacement lighting components and mirrors. We carry multiple product lines that target different customer needs.

Platinum Plus

Platinum Plus is an exclusive brand offered in the Keystone product line of aftermarket parts. It offers high quality parts at lower costs than new OEM replacement parts. The Platinum Plus parts are held to high quality standards and tested by quality teams. We provide a warranty for as long as a consumer owns the vehicle. Many of our Platinum Plus parts are used for repairs that are ultimately paid for by insurance companies or may be part of our quality assurance programs.

CAPA

CAPA is an association that evaluates the functional equivalence of aftermarket collision replacement products to OEM collision replacement products. Members of CAPA include insurance companies, parts distributors including LKQ, collision repair shops and consumers.

CAPA develops engineering specifications for aftermarket collision replacement products based upon an examination of OEM parts; certifies the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certifies the materials, fit and finish of specific aftermarket collision replacement products. Many major insurance companies have adopted policies recommending or requiring the use when available of the approximately 3,000 parts certified by CAPA. A number of CAPA certified parts are also marketed under the Platinum Plus brand.

We distribute parts certified by CAPA and actively participate with CAPA, insurance companies and consumer groups in encouraging independent manufacturers of collision replacement products to seek CAPA certification.

Value Line

We have developed a product line called “Value Line” for more value conscious, often self-pay, consumers. Our Value Line products offer quality parts at reasonable prices, providing additional choices for repairs or rebuilding of vehicles. The Value Line product line is available for most product categories.

Paint and Related Materials

We distribute paint and other materials used in repairing damaged vehicles, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by us are purchased from numerous domestic suppliers. Certain of these products are distributed under the brand “Keystone.”

Suppliers

The aftermarket products we distribute are purchased from independent manufacturers located primarily in Taiwan and the U.S. In 2009, we purchased 15% of the aftermarket products we sell from one manufacturer and 12% from another manufacturer. No other suppliers provided more than 6%. We believe we are one of the largest customers of each of the ten largest suppliers. We purchased approximately 42% of our aftermarket products directly from manufacturers in Taiwan and other Asian countries. Approximately 58% of our aftermarket products were purchased from locations in the United States. However, we believe that the majority of these products were manufactured in Taiwan and other Asian countries.

We benefit from an automated procurement system that makes order and inventory transfer recommendations using actual part sales and data for lost sales due to stockouts. Buyers review the system’s recommendations and then place purchase orders or arrange for a redistribution of inventory to areas of higher demand. For new parts, we use vehicle volume and registrations by state to influence what new products should be ordered and where the stock should be located. Typically six months after the parts are introduced, the automated system has sufficient data to make order recommendations.

We have business arrangements with manufacturers to produce our Platinum Plus products. These agreements automatically renew for additional 12 month periods unless written notice is given. While we compete with other distributors for production capacity, we believe that our sources of supply and our relationships with our suppliers are satisfactory.

For orders from domestic suppliers, we usually receive part orders within ten days. Orders placed with foreign manufacturers generally are received within 45 to 60 days.

Foreign orders typically are shipped in sea containers directly to 75 of our 145 locations. We have 23 regional hubs and one master warehouse located in Michigan. The hub warehouses act as sources for our other non-container, direct aftermarket warehouse locations, and serve as the central stocking point of all slower moving items, which allows all branches to have a high fill-rate of next day availability. This structure enables us to provide higher fulfillment rates with minimal inventory on hand.

Wholesale Recycled Products

Wholesale recycled collision and mechanical parts provide high quality, lower-price repair options. Our most popular recycled products include engines, transmissions, doors, front end assemblies, trunk lids, bumper assemblies, head and tail lamp assemblies and mirrors. Some insurance companies mandate that the recycled parts must be of the same model year or newer as the vehicle being repaired. As a result, the parts we sell are typically from vehicles not more than ten years of age. We have adopted the industry’s grading system based on the condition of the parts, and factor part grades into our pricing decisions. Unlike aftermarket parts that are individually boxed, recycled parts are most frequently sold as subassemblies or as multiple parts already put together. Installing recycled parts often means that collision shops not only save on parts cost, but are able to reduce labor costs.

Procurement of Inventory

Each year approximately 10-12 million of the more than 240 million vehicles registered in the United States become end of life vehicles (“ELV”) and are retired from use for reasons including age, damage, malfunction or abandonment. We procure recycled products for our wholesale operations by acquiring severely damaged or totaled vehicles. Vehicles that have been declared “total losses” typically are sold at regional salvage auctions held throughout the country. Approximately 3 million salvage vehicles were sold in 2009 at the salvage auctions we attended, primarily to automotive recyclers, exporters and rebuilders. Salvage auctions charge fees both to the suppliers of vehicles, primarily insurance companies, and to the purchasers, such as LKQ. Additionally, we pay third parties fees to tow the vehicles from the auction to our facilities.

Over the past few years, the frequency with which vehicles are declared total losses has increased as a result¸ we believe, of the rise in repair costs relative to used car values. As OEMs offer models that have increasingly complex safety measures such as multiple airbags and vehicle operating sensors, the cost to repair such vehicles has risen.

In 2009, LKQ acquired approximately 166,500 salvage vehicles for our wholesale recycled operations with approximately 97% purchased at salvage auctions.

Our salvage buyers typically visit the auction sites in advance of scheduled auction dates to investigate the vehicles to be sold and determine our interest in buying them. They obtain key information such as the model and mileage, and perform visual damage assessments to determine which parts on the targeted vehicles are recyclable. With the data from this preview, we deploy a bidding system that performs a valuation calculation for each vehicle. The calculation incorporates demand for a vehicle’s recyclable parts, current inventory levels, average selling prices, auction costs, projected margins and instances of out-of-stock, and recommends a maximum bid price. Bids are then placed on those vehicles which contain desirable parts. The system provides a disciplined supply and demand procurement approach that focuses on vehicles for which there is greatest demand. In general we focus on vehicles that are typically no more than ten years old.

We acquired approximately 3% of the salvage vehicles we purchased for wholesale parts in 2009 directly from insurance companies, vehicle manufacturers, and other direct sellers. These arrangements eliminate the fees charged to the buyers and sellers by the salvage auction, often providing inventory with a lower initial expenditure of capital. Direct purchase agreements, while usually beneficial, have limited applicability to our overall fleet procurement because of the volume of vehicles we buy. Purchasing vehicles at auction provides us with the flexibility to focus on sought after vehicles based on our bidding algorithms.

When we obtain mechanical components, wheels, bumpers and certain lighting products from dismantled vehicles for which there is excess supply or if the parts are defective, we bundle these items and sell them as “cores.” Cores are either sold in bulk to remanufacturers, as is the case for mechanical parts, or sent to our own refurbishing locations, as is the case for wheel, bumper and lighting items. Mechanical cores including engine blocks, transmissions, starters, alternators, and air conditioner compressors are transferred to our processing facility in Houston, Texas, where we sort them by product and model type, and sell them in bulk.

Vehicle Processing

Vehicle processing for our wholesale operations involves dismantling a salvage vehicle into recycled products that are ready for sale. When a salvage vehicle arrives at one of our facilities, an inventory specialist identifies, catalogs, and schedules the vehicle for dismantling. Prior to dismantling, each vehicle is run through a process to remove its fluids, Freon, and parts containing hazardous substances and precious metals such as catalytic converters. The extracted fluids are stored in bulk and subsequently sold to recyclers. In the case of gasoline, the fuel retrieved is primarily used to power our delivery vehicles. A small portion of the recycled motor oil we collect is used at certain of our plants that have high-efficiency oil burning furnaces; the balance is sold to motor oil recyclers.

When ready for dismantling, each vehicle will have an inventory report that indicates to the dismantler which parts should be removed and placed in a warehouse for future sales to customers, which parts should be collected in bulk for sale to parts remanufacturers, and which parts have value but for now should remain on the vehicle.

Products that are placed directly on our shelves are typically higher sales volume items such as engines, transmissions, doors, hoods, trunk lids, head and tail lamp assemblies and front and rear bumpers. Many of the recycled parts we sell are subassemblies of multiple parts including quarter panels and front end assemblies. The subassemblies are cut from the vehicle bodies usually using specific parameters provided by the repair shop at the time of sale.

Products that are not in a condition to be sold as recycled products or that are in surplus supply are separated and sold in bulk to parts remanufacturers, or in the case of wheel, bumper and lighting items are sent to our refurbishing facilities.

If there is strong demand for parts that are currently at high stock levels in our warehouses, we may choose to hold the vehicle for further dismantling at some future date when we are more likely to have a need for the parts. The holding period for partially dismantled car bodies will depend on the rack space available at the site. Once all of the parts of value have been removed, the remaining vehicle frame is crushed and sold to scrap processors.

Prior to placement on our warehouse shelves, each inventory item is given a unique bar code tag for identification and entered into our inventory tracking system. We utilize bar coding systems and wireless transmission to keep track of inventory from the time a part is removed and inventoried, to the time it is sold and put on a truck for delivery.

Refurbished Products

Our purchase of Keystone included its bumper and wheel refurbishing operations. As of December 31, 2009, we operated 38 plastic bumper and bumper cover refurbishing plants, two chrome bumper plating plants, 12 wheel plants and one light refurbishing plant.

Much of the output of our refurbishing plants is sold through our aftermarket and wholesale recycled parts operations. The balance is sold to retail tire and wheel stores, wholesale distributors and via internet sales.

The majority of our refurbished products are processed from cores obtained from salvage vehicles purchased by our recycled operations, damaged cores collected by our route delivery drivers from vehicles under repair by our customers, and from core brokers. Our sales capacity is limited by the availability of cores to refurbish. We also sell some remanufactured or refurbished mechanical parts, such as engines and transmissions, that we acquire from mechanical remanufacturers.

Scrap and Other Materials

Our wholesale recycling operations generate scrap metal and other materials that we sell to recyclers. Vehicles that have been dismantled for recycled parts and “crush only” ELVs acquired from other companies, including OEMs, are typically crushed using equipment on site. In other cases, we will hire mobile crushing equipment to crush the vehicles before they are transported to shredders and scrap metal processors.

Customers

We have a well established wholesale customer list that includes collision and mechanical repair shops and new and used car dealerships. No single customer accounted for 2% or more of our revenue in 2009.

Repair Shops and Others

We sell the majority of our products to collision and mechanical repair shops. Industry reports estimate there were approximately 44,200 collision repair shops, including those owned by new car dealerships, in the United States in 2008. The same reports estimate there were approximately 76,700 general (including mechanical) repair garages, but excluding new car dealership service departments, in the United States in 2008. The majority of these customers tend to be individually-owned small businesses, although there has been a trend toward consolidation, resulting in the formation of several national and regional repair companies. We also sell our products to automobile dealerships and fleet management groups.

Insurance Companies

Automobile insurance companies wield significant influence on the demand for our products. While insurance companies do not pay for our products directly, they ultimately pay for the repair costs of insured vehicles in excess of any deductible amount. As a result, insurance companies often influence the types of products used in a repair.

Our nationwide presence gives us a unique ability to service the major automobile insurance companies. Insurance companies generally operate at a national or regional level and play a critical role in the repair process. The use of our products provides a direct benefit to these companies by lowering the cost of repairs, decreasing the time required to return the repaired vehicle to the customer, and providing a replacement product that is of high quality and comparable performance to the part replaced.

We assist insurance companies by providing high quality aftermarket and recycled parts to collision repair shops, especially to repair shops that are part of an insurance company’s Direct Repair Program (“DRP”) network. Our Keyless system indicates on estimates the availability of alternative parts as replacements for damaged OEM parts and whether we have those parts in inventory. This data helps insurance companies monitor the body shops’ compliance with its DRP parts guidelines that might, for instance, stipulate the use of the lowest cost products that meet the quality specifications. In addition, in some markets insurance companies are able to dispose of low value total loss vehicles directly to us so they can save the transaction fees associated with selling these vehicles through salvage auctions.

Remanufacturers—Core Sales

A mechanical part that is unsuitable for sale as a replacement part or is a part for which we currently have an excess supply will typically be sold in bulk shipments to mechanical remanufacturers. Examples of mechanical parts we sell in this manner are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors. Our sales to remanufacturers tend to be large orders and are dependent on their needs for certain product lines.

Sales and Marketing

In the case of repairs paid for as a result of insurance claims, which industry publications estimate is approximately 85% of all repairs, collision repair shops are given directives as to what type of replacement parts are eligible for reimbursement. Insurance companies determine the replacement parts that are eligible for reimbursement for repairs of vehicles underwritten by specific insurance carriers. Typically insurance carriers have established a hierarchy or decision tree prioritizing the types of products to be used for repairs: first, use recycled parts if available; if not, seek aftermarket or refurbished parts as alternatives. If none of these alternative parts types are available, the shop may then use new OEM replacement parts. As a body shop looks for parts for a repair, the sourcing of parts typically begins with a call to one of our recycled operations or one of our competitors. Our recycled sales personnel are encouraged to capture the sale as a “one-stop shop” and to fill orders from our aftermarket or refurbished parts inventory, if recycled parts are out of stock. To support these efforts, we have provided access to both recycled and aftermarket sales systems for the recycled sales staff and developed sales incentive programs that encourage cross selling throughout our wholesale operations. We have also created links for aftermarket sales staff to refer customers to our recycled products sales staff.

As of December 31, 2009, we had approximately 1,550 full-time sales staff in our aftermarket and wholesale recycled products operations. The full time sales personnel are located at sales desks at our facilities or at one of the regional call centers we operate. We deploy a call routing system that redirects overflow calls to alternative call centers, typically located within the same region. We also operate two other call centers, one to support national accounts, and the other to support insurance adjusters’ needs and questions. Our sales personnel are encouraged to initiate outbound calls in addition to the inbound calls they handle. Our sales staff can use our Keyless estimating system to generate sales leads for both aftermarket and recycled parts.

We are continually reviewing and revising the pricing of our aftermarket and recycled products. Our pricing specialists consider factors such as recent demand levels, inventory quantity on hand and turnover rates, new OEM product prices and local competitive pricing, with the goal of optimizing revenue. We set list prices, and then sell items at a discount to list, with the discount typically based on volume. We may adjust prices during the year in response to material price changes of new OEM replacement products.

We believe our commitment to stock inventory in local warehouses, supplemented by the inventory sharing system within our regional trading zones, improves our ability to meet our customers’ requirements more frequently than our competitors and gives us a competitive advantage.

Distribution

We have a nationwide distribution network of 237 aftermarket warehouses and wholesale recycled plants, of which 33 function as large hub or cross dock facilities. Our network of facilities allows us to develop and maintain our relationships with local repair shops while providing a level of service that is made possible by our nationwide presence. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network.

We have developed an internal distribution network to allow our sales representatives to sell aftermarket, recycled, and refurbished products from inventory within regional trading zones, thus improving our ability to fulfill customer requests and accelerating inventory turnover. Each weekday we operate approximately 250 transfer runs between our cross dock facilities and our plants and warehouses generally within our eight trading zones to redistribute aftermarket, recycled, and refurbished products for delivery on the next day. In addition, we have approximately 2,400 local delivery routes serving our customers each weekday.

Each sale results in the generation of a work order at the location housing the specific part. A dispatcher is then responsible for ensuring fulfillment accuracy, printing the final invoice, and including the product on the appropriate truck route for delivery to the customer. In markets where we offer aftermarket, recycled, and refurbished products, we have begun to integrate the delivery of multiple product types on the same delivery routes to help minimize distribution costs and improve customer service. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans. Over time, our delivery vehicles will become more consistent as we reconfigure the fleet to include vehicles that can carry both aftermarket and recycled parts.

Competition

We consider all suppliers of vehicle collision products to be competitors, including other recycled businesses, OEMs, parts remanufacturers, suppliers of aftermarket and refurbished products, and internet-based suppliers. We believe our focus on collision parts differentiates us from many of these competitors. We do not consider retail chains that focus on the sales of aftermarket mechanical replacement parts to be our direct competitors. We believe the principal areas of differentiation in our industry include availability of inventory, pricing, product quality, and service.

We compete with more than 6,000 domestic vehicle product recyclers, most of which are single-unit operators. We believe most of the vehicle parts recyclers in the U.S. have less than $3.0 million in annual revenue. In some markets, smaller competitors have organized affiliations to share marketing and distribution resources, including internet sites. We also compete with distributors of aftermarket and refurbished collision products. Similar to the recycled parts industry, the aftermarket collision parts distribution business is highly fragmented and our competitors, other than OEMs, are generally independently owned distributors with one to three distribution centers.

Manufacturers of new original equipment parts sell the majority of automobile replacement products. We believe, however, that as the insurance and repair industries come to appreciate the advantages of aftermarket, recycled, and refurbished products, the alternatives to new OEM replacement parts will account for a larger percentage of total vehicle replacement product sales.

We compete with OEMs on the basis of service, price and product quality, and compete with distributors of aftermarket collision parts primarily on the basis of service, the recycled and refurbished nationwide distribution system, our Platinum Plus product line, our relationships with certain insurance companies, and, to a lesser extent, price.

SELF SERVICE RETAIL

Our self service retail operations sell parts from older cars and trucks directly to consumers. In addition to revenue from the sale of parts, core and scrap, we charge a small admission fee to access the property. Our self service facilities typically consist of a fenced or enclosed area of several acres with vehicles stored outdoors and a retail building through which customers are able to access the yard. As of December 31, 2009, we conducted our self service retail operations from 34 facilities in North America.

Inventory

We acquire inventory for our self service retail products operations from a variety of sources, including but not limited to towing companies, auctions, municipality sales, insurance carriers, charitable organizations and the general public. We typically procure salvage vehicles that are more than eight model years old for our self service retail recycled products operations. These vehicles will typically be older and of lower quality than the salvage vehicles we purchase for our wholesale recycled parts operations. In 2009, we purchased approximately 325,800 lower cost self service and crush only vehicles.

Processing and Placement

Vehicles are typically delivered to our locations by the seller, though in some cases, we will arrange for transportation. Once on our property, minimal labor is required to process the vehicle other than removing the fluids and hazardous materials. Vehicles are then put out in the yard for customers to remove parts. The vehicle inventory is usually organized according to domestic and foreign cars, passenger vans and trucks. In our self service business, availability of a specific part will depend on which vehicles are currently at the site and to what extent parts may have previously been removed and sold.

Part prices are listed on regularly updated price sheets, and will vary by part type, but not by make or model. For instance, four cylinder engines are priced the same amount regardless of vehicle make, model, age or condition. The revenue sources from these operations are: the sale of parts; the entrance fees; and the sale of the cores and the scrap of the crushed car bodies of the vehicle after the sale parts have been removed. Vehicles usually remain available to customers for 30 to 60 days before they are crushed and sold to scrap metal processors.

Scrap and Other Materials

Our self service auto recycling operations generate scrap metal and other materials that we sell to recyclers. Vehicles that are no longer available to the public and “crush only” vehicles acquired from other companies, including OEMs, are typically crushed using equipment on site to process the remaining car bodies.

Competition

There are competitors operating self service businesses in all of the markets in which we operate. In some markets, there are numerous competitors, often operating in close proximity to our operations. We try to differentiate our business by the quality of the inventory and the size and cleanliness of the lot.

Customers

The customers of our self service yards are frequently do-it-yourself mechanics, small independent repair shops servicing older vehicles or auto rebuilders selling low end cars.

HEAVY-DUTY TRUCKS

LKQ started its heavy-duty recycled truck parts operations in 2008 with the purchase of a recycler based in Houston, Texas. As of December 31, 2009, we had a total of seven facilities located in California, Florida, Illinois, Maryland, Ohio, and Texas in the U.S. and Quebec in Canada. We began our recycled truck operations with a belief that development of a network would offer similar opportunities to those we have experienced with our wholesale recycled auto parts operations.

Our inventory is comprised of used heavy- and medium-duty trucks, usually from 2003 or earlier, which are purchased at salvage and truck auctions or directly from insurance companies or large fleet operators. During 2009, we purchased 3,730 vehicles. Depending on the condition of the vehicles, they may be resold as running vehicles or dismantled for parts. The vehicles that are acquired for resale are typically special purpose or vocational use trucks such as those used for garbage pickup or cement delivery. If requested by the sellers of the vehicles, we provide an assurance that the vehicles will be sold to foreign buyers and exported to countries for use outside of the U.S., or to domestic buyers after the vehicles have been reconditioned and modified for use other than their original purpose.

Customers

Customers for the recycled parts are often owner/operators, local cartage companies operating small fleets or foreign buyers seeking low cost parts, most commonly engines and transmissions. Newer parts will often be sold to insurance companies for use in an insured’s vehicle. We also sell parts and running vehicles to exporters.

EMPLOYEES

As of December 31, 2009, we had approximately 10,000 employees. We are a party to a collective bargaining agreement with a union that represents approximately 30 employees at our Totowa, New Jersey facility. Approximately 350 of our employees at our bumper refurbishing plant in Mexico and approximately 160 of our employees at our recycled parts facility in Quebec City, Canada are also represented by unions. Other than these locations, none of our employees is a member of a union or participates in other collective bargaining arrangements.

FACILITIES

Our corporate headquarters are located at 120 North LaSalle Street, Suite 3300, Chicago, Illinois 60602. The lease for our corporate headquarters expires in July 2011. We also have regional offices throughout the United States, all of which perform corporate functions. The primary functions performed at our corporate offices are financial, accounting, treasury, marketing, business development, human resources, information systems support, and legal. In addition to our corporate offices, we have numerous operating facilities that handle recycled, aftermarket, refurbished, self service retail and heavy-duty truck products. We operate out of approximately 294 physical locations in total. A majority of these locations are leased. Some of our locations stock multiple product types or serve more than one function.

Included in our total locations are five recycled parts facilities in Central America. We have a core processing facility in Texas and an aluminum smelter in Indiana.

INFORMATION TECHNOLOGY

We are in the process of installing a proprietary facility management system, called “LKQX”, that we developed for our wholesale recycled operations to replace a third party system. We expect to have fully converted our wholesale recycled operations to LKQX by the end of 2010. The new system improves the integration of inventory with the aftermarket system and provides improved control, selling and data analysis features. We believe that a single system that presents a combined view of recycled and aftermarket products helps facilitate the sales process, allows for continued implementation of standard operating procedures, and yields improved training efficiency, employee transferability, access to our national inventory database, management reporting, and data storage. It also eliminates the need to create multiple versions of proprietary applications and systems support processes. The system also supports an electronic exchange process for identifying and locating parts at other select recyclers and facilitates brokered sales to fill customer orders for items not in stock.

We use a single third party facility management system in our aftermarket operations. Additional third party software packages have been implemented to leverage the centralized data and information that a single system provides, such as a data warehouse to conduct enhanced analytics and reporting, an integrated budgeting system, an electronic data interchange tool, and eCommerce tools to enhance our online business-to-business initiatives—OrderKeystone.com and Keyless.

The hardware that supports our wholesale recycled facility and aftermarket management systems is located in offsite data centers. The centers are in secure environments with around-the-clock monitoring; redundant power backup; and multiple, diverse data and telecommunication routing.

We use a single facility management system in most of our refurbishing operations. We have been evaluating options to standardize the facility management systems relating to our heavy-duty truck and self service operations. A system has been chosen for the heavy-duty truck operations and is being installed at each of those locations. The truck system migration should be completed during 2010.

We use separate third party provided software for our financial systems such as financial and budget reporting, general ledger accounting, accounts payable, payroll, and fixed assets. We currently protect our local customer, inventory, and corporate consolidated data, such as financial information, e-mail files, and other user files, with daily backups. These backups are stored off site with a third party data protection vendor.

We continually evaluate our systems with the goal of ensuring that all critical systems remain scalable and operational as our business grows.

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

Legislation Affecting Automotive Repair Parts

Most states have laws that establish requirements for the use of aftermarket parts in motor vehicle collision repair work. These requirements range from consumer disclosure to the vehicle owner regarding the use of aftermarket parts in the repair process to the requirement to have aftermarket parts certified by an independent testing organization. Some jurisdictions have laws that regulate the sale of certain recycled products that we provide, such as airbags. Additional laws of this kind may be enacted in the future. An increase in the number of states passing such legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse impact on our business. Additionally, Congress could enact federal legislation restricting the use of aftermarket and recycled automotive parts used in the course of collision repair.

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

The declining economic conditions in the U.S. have adversely impacted our business. Such conditions have resulted in fewer miles driven, fewer accident claims and a reduction of vehicle repairs. In the event that the U.S. economic conditions do not improve or continue to decline, we expect that our business will continue to be negatively affected.

We face intense competition from local, national, and internet-based vehicle products providers, and this competition could negatively affect our business.

The vehicle replacement products industry is highly competitive and is served by numerous suppliers of OEM products, recycled products, aftermarket products, and refurbished products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national providers, and internet-based suppliers. Providers of vehicle replacement products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of vehicle replacement products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries, than we do. In certain regions of the U.S., local vehicle recycling companies have formed cooperative efforts to compete in the wholesale recycled products industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.

We believe that substantially in excess of 50% of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors like us. The OEMs are therefore in a position to exert pricing pressure in the marketplace. We compete with the OEMs primarily on price and to a lesser extent on service and perceived quality. From time to time, OEMs have experimented with reducing prices on specific products to match the lower prices of alternative products. If such price reductions were to become widespread, it could have a material adverse impact on our business.

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

In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket parts imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a settlement arrangement that expires in September 2011.

United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents then they have in the past. To the extent that the OEMs are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. We will likely incur significant expenses investigating and defending intellectual property infringement claims. In addition, an unexpected result of the intellectual property infringement litigation is that the Certified Automotive Parts Association (“CAPA”) is decertifying parts that are the subject of the claims. Lack of CAPA certification may negatively impact us because many major insurance companies recommend or require the use of aftermarket parts only if they have been certified by CAPA.

An adverse change in our relationships with auction companies or our suppliers could increase our expenses and hurt our ability to serve our customers.

Most of our salvage inventory is obtained from vehicles offered at salvage auctions operated by several companies that own auction facilities in numerous locations across the U.S. We do not typically have contracts with any auction company. According to industry analysts, a small number of companies control a large percentage of the salvage auction market in the U.S. If an auction company prohibited us from participating in its auctions, began competing with us, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we are facing increased competition in the purchase of salvage vehicles from direct competitors, rebuilders, exporters, and others. This increase in the number of bidders may increase our cost of goods sold for wholesale recycled products. Most states regulate bidders to help ensure that salvage vehicles are purchased for legal purposes. Auction companies have been actively seeking to reduce or eliminate these regulations, which if successful would further increase the number of bidders.

We also acquire inventory directly from insurance companies, OEMs, and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.

We are dependent on a relatively small number of suppliers of aftermarket products, most of which are located in Taiwan. Although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products. Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan. Because a substantial volume of our sales involves parts manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers.

If our business relationships with insurance companies end, we may lose important sales opportunities.

We rely on business relationships with several insurance companies. These insurance companies encourage vehicle repair facilities to use products we provide. The business relationships include in some cases participation in aftermarket quality and service assurance programs that may result in a higher usage of our aftermarket parts than would be the case without the programs. Our arrangements with these companies may be terminated by them at any time, including in connection with their own business concerns relating to the offering, availability, standards or operations of the aftermarket quality and service assurance program. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.

In an Illinois lawsuit involving State Farm Mutual Automobile Insurance Company (“Avery v. State Farm”), a jury decided in October 1999 that State Farm breached certain insurance contracts with its policyholders by using non-OEM replacement parts to repair damaged vehicles when use of such parts did not restore the vehicle to its “pre-loss condition.” The jury found that State Farm misled its customers by not disclosing the use of non-OEM replacement parts and the alleged inferiority of those parts. The jury assessed damages against State Farm of $456 million, and the judge assessed an additional $730 million of disgorgement and punitive damages for violations of the Illinois Consumer Fraud Act. In April 2001, the Illinois Appellate Court upheld the verdict but reduced the damage award by $130 million because of duplicative damage awards. On August 18, 2005, the Illinois Supreme Court reversed the awards made by the circuit court and found, among other things, that the plaintiffs had failed to establish any breach of contract by State Farm. The U.S. Supreme Court declined to hear an appeal of this case. As a result of this case, some insurance companies reduced or eliminated their use of aftermarket products. Our financial results could be adversely affected if insurance companies modified or terminated the arrangements pursuant to which repair shops buy aftermarket or recycled products from us due to a fear of similar claims.

We may not be able to sell our products due to existing or new laws and regulations prohibiting or restricting the sale of wholesale aftermarket, recycled or refurbished products.

Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled products that we provide, such as airbags. These and other jurisdictions could enact similar laws or could prohibit or severely restrict the sale of additional recycled products. Restrictions on the products we are able to sell could decrease our revenue and have an adverse effect on our business and operations.

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

We may not be able to successfully acquire new businesses or integrate acquisitions, which could cause our business to suffer.

We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. If we buy a company or a division of a company, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	customers of the acquired company may decide not to purchase products from us;

•	we may experience business disruptions as a result of information technology systems conversions;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;

•	we may be held liable for environmental, tax or other risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•	we may intentionally assume the liabilities of the companies we acquire, which could materially and adversely affect our business;

•	our ongoing business may be disrupted or receive insufficient management attention;

•	we may not be able to realize the cost savings or other financial benefits we anticipated, either in the amount or in the time frame that we expect; and

•	we may incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.

Financing the Keystone acquisition substantially increased our leverage and places restrictions on our business.

In connection with the acquisition of Keystone, we entered into a senior secured debt financing facility with a group of lenders. Our total outstanding indebtedness (including bank financing, letters of credit, and notes payable in connection with acquisitions) as of December 31, 2009 was $628.9 million. The increase in our indebtedness may reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditure or working capital needs because we will require additional funds to service our indebtedness.

In addition, the senior secured credit agreement contains operating and financial restrictions and requires that we satisfy certain financial and other covenants. The failure to comply with any of these covenants would cause a default under the credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facility or it may be on terms that are not acceptable to us.

Our future capital needs may require that we seek debt financing or additional equity funding that, if not available, could cause our business to suffer.

We may need to raise additional funds in the future to, among other things, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. However, the ongoing turmoil in the credit markets has resulted in tighter credit conditions, which could affect our ability to raise additional funds. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we fail to raise capital when needed, our business may be negatively affected.

Our annual and quarterly performance may fluctuate.

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Future factors that may affect our operating results include, but are not limited to, those listed in the Special Note on Forward-Looking Statements in this Annual Report on Form 10-K. Accordingly, our results of operations may not be indicative of future performance. These fluctuations in our operating results may cause our results to fall below the expectations of public market analysts and investors, which could cause our stock price or the value of debt instruments to decline.

Fluctuations in the prices of metals or shipping costs could adversely affect our financial results.

All of our recycle operations generate scrap metal and other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been used in our self service retail business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive “crush only” vehicles from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals. The prices of scrap and other metals have historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of our inventory value could be required. The cost of our wholesale recycled and our self service retail inventory purchases may also decrease as a result of falling scrap metal and other metals prices. There can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal and other metals prices decline, and there may be a delay between the scrap metal and other metals price reductions and any inventory cost reductions. The price of steel is a component of the cost to manufacture parts for our aftermarket business. We incur substantial freight costs to import parts from our suppliers, many of whom are located in Asia. If the cost of steel or freight rose we might not be able to pass the cost increases on to our customers.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2009, our total goodwill, subject to future impairment testing, was $938.8 million. For further discussion of our annual impairment test, see “Goodwill Impairment” in the Critical Accounting Estimates section of Item 7 in this Annual Report on Form 10-K.

If the number of vehicles involved in accidents declines, our business could suffer.

Because our business depends on vehicle accidents for both the supply of wholesale recycled products and the demand for repairs using our products, factors which influence the number and/or severity of accidents, including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the use of cellular telephones and other electronic equipment by drivers, the congestion of traffic, the occurrence and severity of certain weather conditions, the use of alcohol and drugs by drivers, and the condition of roadways, impact our business. In this regard, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones while driving and such restrictions could lead to a decline in accidents. To the extent OEMs develop new accident avoidance systems, the number and severity of accidents could decrease. Moreover, an increase in fuel prices may cause the number of vehicles on the road to decline and the number of miles driven to decline, as motorists seek alternative transportation options, and this also could lead to a decline in accidents.

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

Some of the information technology systems we use for management of our facilities and our financial functions are leased from or operated by other companies. In the event that the providers of these systems terminate their relationships with us or if we suffer prolonged outages, we could suffer disruptions to our operations.

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

If customers of repair shops that purchase our products are injured or suffer property damage, we could be subject to product liability claims by such customers. The successful assertion of this type of claim could have an adverse effect on our business or financial condition. In addition, we have agreed to defend and indemnify in certain circumstances insurance companies that could be named as defendants in such lawsuits. Further, such a claim, if substantiated, could impact our future revenue negatively.

Regulations that may be issued under the Anti-Car Theft Act could harm our business.

In 1992, Congress enacted the Anti-Car Theft Act to deter trafficking in stolen vehicles. The purpose of the law is to implement an electronic system to track and monitor vehicle identification numbers and major automotive parts. In January 2009, the U.S. Department of Justice implemented the portion of the system to track and monitor vehicle identification numbers. The portion of the system that would track and monitor major automotive parts would require various entities, including automotive parts recyclers like us, to inspect salvage vehicles for the purpose of collecting the part number for any “covered major part.” The Department of Justice has not promulgated rules on this portion of the system, and therefore there has been no progress on the implementation of the system to track and monitor major automotive parts. However, if this system is fully implemented, the requirement to collect the information would place substantial burdens on automotive parts recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may further discourage the use of recycled products by such shops.

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

Our properties are described in “Item 1—Business” above, and such description is incorporated by reference into this Item 2. Our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space to conduct operations or additional office space, as needed, on terms acceptable to us.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “LKQX.” At December 31, 2009 there were approximately 40 record holders of our common stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on Nasdaq.

	High	Low
2008
First Quarter	$25.00	$17.21
Second Quarter	23.25	16.43
Third Quarter	21.60	15.96
Fourth Quarter	16.90	8.70

2009
First Quarter	15.21	10.75
Second Quarter	17.65	13.90
Third Quarter	19.23	15.23
Fourth Quarter	20.07	16.50

We have not paid any cash dividends on our common stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility contains, and future financing agreements may contain, financial covenants and limitations on payment of any cash dividends or other distributions of assets.

The following graph compares the percentage change in the cumulative total returns on our common stock, the NASDAQ Stock Market (U.S.) Index and the following group of peer companies (the “Peer Group”): Copart, Inc., O’Reilly Automotive, Inc., Genuine Parts Company, and Fastenal Co., for the period beginning on December 31, 2004 and ending on December 31, 2009 (which was the last day of our 2009 fiscal year). The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company’s common stock, the NASDAQ Stock Market (U.S.) Index and the Peer Group was $100 on December 31, 2004 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return

Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
LKQ Corporation	$100	$172	$229	$419	$232	$390
NASDAQ Stock Market (U.S.) Index	$100	$102	$113	$125	$75	$109
Peer Group	$100	$115	$121	$132	$111	$132

The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	9,329,407	$8.81	3,642,803
Equity compensation plans not approved by stockholders	—	$—	—

Total	9,329,407		3,642,803

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In 2009, we reclassified the results of certain self service retail facilities that we sold, agreed to sell or closed into discontinued operations. Statement of Income data for prior periods has been updated to reflect only the continuing operations.

	Year Ended December 31,
(in thousands, except per share data)	2005	2006	2007	2008	2009
	(a)	(b)	(c)	(d)	(e)
Statements of Income Data:
Revenue	$541,412	$784,023	$1,112,351	$1,908,532	$2,047,942
Cost of goods sold	287,149	429,083	614,034	1,064,706	1,120,129

Gross Margin	254,263	354,940	498,317	843,826	927,813

Operating income	51,623	76,384	119,051	193,280	231,448
Other (income) expense
Interest, net	1,887	5,824	16,009	35,522	30,899
Gain on bargain purchase	—	—	—	—	(4,339)
Other, net	(622)	(1,473)	(1,612)	(1,375)	(429)

Income from continuing operations before provision for income taxes	50,358	72,033	104,654	159,133	205,317
Provision for income taxes	20,306	28,142	41,032	62,041	78,180

Income from continuing operations	$30,052	$43,891	$63,622	$97,092	$127,137

Basic earnings per share from continuing operations	$0.34	$0.42	$0.56	$0.71	$0.90
Diluted earnings per share from continuing operations	$0.31	$0.39	$0.53	$0.69	$0.88
Weighted average shares outstanding-basic(f)	88,039	105,655	114,161	136,488	140,541
Weighted average shares outstanding-diluted(f)	97,431	111,633	119,937	141,023	143,990

	Year Ended December 31,
	2005	2006	2007	2008	2009
Other Financial Data:
Net cash provided by operating activities	$37,533	$52,381	$54,369	$132,961	$164,002
Net cash used in investing activities	(126,022)	(110,657)	(905,821)	(138,910)	(102,494)
Net cash provided by (used in) financing activities	90,050	59,134	921,629	11,793	(33,165)
Capital expenditures(g)	136,342	116,844	908,122	143,435	125,624
Depreciation and amortization	8,574	12,086	18,018	33,421	38,062

Balance Sheet Data:
Total assets	$439,426	$564,355	$1,692,655	$1,881,804	$2,020,121
Working capital	103,776	122,420	389,469	441,705	526,125
Long-term obligations, including current portion	47,477	100,447	658,462	642,874	603,045
Stockholders’ equity	341,220	401,202	849,777	1,020,506	1,179,434

(a)	Includes the results of operations of eight businesses since their respective acquisition dates in 2005.

(b)	Includes the results of operations of ten businesses since their respective acquisition dates in 2006.

(c)	Includes the results of operations of Keystone since its acquisition on October 12, 2007, and 11 other businesses since their respective acquisition dates in 2007 (two of which were subsequently sold and are included in discontinued operations).

(d)	Includes the results of operations of Pick-Your-Part Auto Wrecking since our acquisition of Pick-Your-Part on August 25, 2008 and seven other businesses since their respective acquisition dates in 2008.

(e)	Includes the results of operations of Greenleaf Auto Recyclers, LLC (“Greenleaf”) since our acquisition of Greenleaf on October 1, 2009 and seven other businesses since their respective acquisition dates in 2009.

(f)	We sold 12,870,000 shares of our common stock on October 4, 2005 in connection with a follow-on public offering. We also sold 23,600,000 shares of our common stock on September 19, 2007 in connection with a follow-on public offering. Accordingly, the shares used in the per share calculations for basic and diluted earnings per share in each of 2005 and 2007 do not fully reflect the impact of the transactions that occurred during those years.

(g)	Includes acquisitions and non-cash property additions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide replacement systems, components, and parts needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily four sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; recycled products originally produced by OEMs, which we refer to as recycled products; and used products that have been refurbished. We participate in the market for collision repair aftermarket products as well as the market for recycled products. We obtain aftermarket products and salvage vehicles from a variety of sources, and we dismantle the salvage vehicles to obtain a comprehensive range of vehicle products that we distribute into the vehicle repair market. We also refurbish and sell bumpers, wheels, head lamps and tail lamps.

We are the largest nationwide provider of recycled products and related services, with sales, processing, and distribution facilities that reach most major markets in the United States. In October 2007, we acquired Keystone Automotive Industries, Inc., the nation’s leading distributor of aftermarket collision parts. As a result, we are the largest nationwide provider of aftermarket collision replacement products, and refurbished bumper covers and wheels. In addition to our full service, wholesale recycling and aftermarket operations, we operate self service facilities that sell retail recycled automotive products. We also sell recycled heavy-duty truck parts and used heavy-duty trucks. We believe there are opportunities for growth in our product lines through acquisitions and internal development.

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

In 2009, we acquired eight businesses (five in the wholesale business and three in the recycled heavy-duty truck parts business). The acquisitions enabled us to increase our geographic presence in the wholesale parts business and expand our network of recycled heavy-duty truck parts facilities.

Our 2009 acquisitions include Greenleaf Auto Recyclers, LLC (“Greenleaf”), which we purchased from Schnitzer Steel Industries, Inc. (“SSI”) in October. At the time of the acquisition, Greenleaf operated wholesale recycling businesses from 17 locations. We have begun to merge certain locations together with our existing wholesale recycling operations, which will result in the elimination of approximately 11 operating locations. This acquisition enabled us to increase our geographic presence and increase our capacity in numerous markets.

In August 2008, we acquired Pick-Your-Part Auto Wrecking (“PYP”), an operator of multiple self service facilities in the state of California. During 2008, we also acquired seven other businesses (four in the wholesale business and three in the recycled heavy-duty truck parts business). These acquisitions included two businesses in Canada. The 2008 acquisitions enabled us to expand our presence in existing markets, increase our geographic presence in the Canadian market and become a provider of recycled heavy-duty truck parts.

In October 2007, we acquired Keystone, the nation’s leading distributor of aftermarket collision parts, for $806.8 million, net of cash acquired. As a result, we are now the largest nationwide provider of aftermarket collision replacement products and refurbished bumpers and wheels. During 2007, we also acquired 11 other wholesale businesses. These acquisitions included two businesses in Canada. These business acquisitions enabled us to expand our presence in existing markets, serve new market areas and expand our product line offering.

Divestitures

In October 2009, we sold to SSI four retail oriented self service facilities in Oregon and Washington. We also sold certain business assets to SSI related to two self service retail facilities in Northern California and a self service retail facility in Portland, Oregon. We have closed the two self service retail facilities in Northern California and converted the self service operation in Portland to a wholesale recycling business. We also agreed to sell to SSI two self service retail facilities in Dallas, Texas and closed this portion of the transaction on January 15, 2010. Certain of these facilities qualified for treatment as discontinued operations. The financial results and assets and liabilities of these facilities are segregated from our continuing operations and presented as discontinued operations in the consolidated balance sheets and statements of income for all periods presented. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates only to financial results from continuing operations.

Sources of Revenue

We report our revenue in three product categories: (i) recycled products and related products and services, (ii) aftermarket, other new and refurbished products, and (iii) other.

We generate the majority of our revenue from the sale of vehicle replacement products and related services, which cover sales of (i) recycled products and related products and services and (ii) aftermarket, other new and refurbished products. In 2009, sales of vehicle replacement products and services represented approximately 90% of our consolidated sales. Recycled products, which includes our wholesale recycled, self service and heavy-duty truck parts operations, was our largest sales category prior to 2008. With the acquisition of Keystone, the percentage of our revenue derived from the sales of aftermarket, other new and refurbished products now exceeds the recycled products category.

We sell the majority of our vehicle replacement products to collision repair shops and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. For an additional fee, we sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, two years or a non-transferable lifetime warranty. We defer the revenue from such contracts and recognize it ratably over the term of the contracts or three years in the case of lifetime warranties. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters, and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of parts for our customers when we perform these services for insurance carriers.

There is no standard price for recycled, aftermarket or refurbished products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing.

In 2009, revenue from other sources represented approximately 10% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Revenue from other sources has grown in recent years due to higher scrap sales from our recycle and wheel operations, including crush only vehicles, and higher bulk sales of certain products to mechanical remanufacturers. Beginning in October 2008 and continuing into the third quarter of 2009, revenue from other sources declined relative to the same period in the prior year. In total, revenue from other sources decreased by 20% in 2009 compared to 2008. This trend is due to lower scrap metal and other metal prices and a reduction in the volume of crush only vehicles acquired. Revenue from other sources will fluctuate from period to period based on commodity prices and the volume of vehicles we sell for scrap.

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

Cost of Goods Sold

Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2007, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 8% of our cost of goods sold for vehicles we dismantle. We are facing increasing competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers, and others. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

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

In the event we do not have a recycled product or suitable aftermarket product in our inventory to fill a customer order, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2007, the revenue from brokered products that we sell to our customers has ranged from 2% to 5% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is generally less than half of what we achieve from sales of our own inventory because we must pay higher prices for these products.

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

Expenses

Our facility and warehouse expenses primarily include our costs to operate our distribution, self service, and warehouse facilities. These costs include labor for plant management and facility and warehouse personnel, stock-based compensation, facility rent, property and liability insurance, utilities, and other occupancy costs. The costs included in facility and warehouse expenses do not relate to inventory processing or conversion activities and, as such, are classified below the gross margin line on our consolidated statements of income.

Our distribution expenses primarily include our costs to deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, local delivery and transfer truck leases or rentals and subcontractor costs, vehicle repairs and maintenance, insurance, and fuel.

Our selling and marketing expenses primarily include our advertising, promotion, and marketing costs; salary and commission expenses for sales personnel; sales training; telephone and other communication expenses; and bad debt expense. Since 2007, personnel costs have accounted for approximately 80% of our selling and marketing expenses. Most of our product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to revenue recognition, inventory valuation, business combinations, goodwill impairment, self-insurance programs, contingencies, accounting for income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.

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

For an additional fee, we also sell extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts, or three years in the case of lifetime warranties.

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

Aftermarket and Refurbished Product Inventory. Aftermarket and refurbished product inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable, and overhead. For items purchased from foreign sources, import fees and duties and transportation insurance are also included. Our refurbished product inventory cost is based on the average price we pay for wheel, bumper and lamp cores, and includes expenses incurred for freight, buying and refurbishing overhead.

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

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. With the decision to sell a portion of our self service operations, we conducted a goodwill impairment test as of September 30, 2009 for both the allocated goodwill associated with the facilities to be disposed of and our ongoing self service reporting unit. Both tests indicated that the goodwill was not impaired. A 10% decrease in the fair value estimate of the self service reporting unit in the September 30, 2009 impairment test would not have changed this determination.

Effective in the third quarter of 2009, our vehicle replacement products operations were organized into three operating segments, composed of our wholesale recycled and aftermarket products, self service retail products, and recycled heavy-duty truck products. We have also concluded that these three operating segments are reporting units for purposes of goodwill impairment testing in 2009.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of December 31, 2009, we had $938.8 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2009. A 10% decrease in the fair value estimates of the reporting units in the fourth quarter of 2009 impairment test would not have changed this determination.

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

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims and other commitments, and from a variety of environmental and pollution control laws and regulations. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We determine the amount of reserves, if any, with the assistance of outside legal counsel. We regularly evaluate current information available to us to determine whether the accruals should be adjusted. If the amount of an actual loss were greater than the amount we have accrued, the excess loss would have an adverse impact on our operating results in the period that the loss occurred. If the loss contingency is subsequently determined to no longer be probable, the amount of loss contingency previously accrued would be included in our operating results in the period such determination was made.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $1.5 million and $0.9 million at December 31, 2009 and 2008, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment of $1.5 million to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more-likely-than-not to be realized. We recognize interest and penalties accrued relating to unrecognized tax benefits in our income tax expense. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. With the adoption of ASC 805 on January 1, 2009, changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies and deferred income tax asset valuation allowances of acquired businesses after the measurement period will be recorded in earnings in the period the changes are determined. Adjustments to other tax accruals we make are generally recognized in the period they are determined.

Stock-Based Compensation

We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award.

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards. We have been in existence since February 1998 and have been a public company since October 2003. We have elected to use the Black-Scholes valuation model. We use the simplified method in developing an estimate of expected life of share options and will continue to use this method until we have the historical data necessary to provide a reasonable estimate of expected life. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on voluntary and involuntary termination behavior as well as historical forfeiture rates. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key assumptions used in determining the fair value of stock options granted in 2009 were: expected term of 6.3 years; risk-free interest rate of 1.87%; dividend yield of 0%; forfeiture rate of 6.5%; and volatility of 44.6%.

Recently Issued Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to the Audited Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.

Segment Reporting

Over 95% of our operations are conducted in the United States. During 2004, we acquired a recycled products business with locations in Guatemala and Costa Rica. Since 2007, we acquired a total of five recycled products businesses located in Canada. Keystone, which we acquired in October 2007, has bumper refurbishing operations in Mexico and aftermarket products businesses located in Canada. Revenue generated and properties located outside of the United States are not material.

During the third quarter of 2009, we modified our management and reporting structure. With the change, our vehicle replacement products operations were reorganized into three operating segments, composed of wholesale recycled and aftermarket products, self service retail products and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

Results of Operations

The following table sets forth statement of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Statement of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	54.7%	55.8%	55.2%
Gross margin	45.3%	44.2%	44.8%
Facility and warehouse expenses	9.8%	9.5%	10.3%
Distribution expenses	8.9%	9.4%	9.7%
Selling, general and administrative expenses	13.5%	13.1%	12.6%
Restructuring expenses	0.1%	0.5%	—
Depreciation and amortization	1.7%	1.6%	1.5%
Operating income	11.3%	10.1%	10.7%
Other expense, net	1.3%	1.8%	1.3%
Income from continuing operations before provision for income taxes	10.0%	8.3%	9.4%
Income from continuing operations	6.2%	5.1%	5.7%
Income from discontinued operations	0.0%	0.1%	0.2%
Net income	6.2%	5.2%	5.9%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue. Our revenue increased 7.3% to $2.0 billion for the year ended December 31, 2009, from $1.9 billion for the comparable period of 2008. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions, partially offset by lower service revenue due to lower volumes of crush only vehicles. While our total organic revenue increased 1.9% in 2009, our organic revenue growth rate for parts and services was 7.0% during the year.

Cost of Goods Sold. Our cost of goods sold increased 5.2%, from $1,064.7 million in 2008 to $1,120.1 million in 2009. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold decreased from 55.8% to 54.7%. Reductions in acquisition prices for our self service operations contributed to the decline in the cost of goods sold percentage compared to the prior year. The ferrous and nonferrous metals markets for scrap declined significantly in the latter part of 2008 and our margins at the self service facilities suffered as we were forced to sell at lower prices than anticipated when we had acquired the product. We adjusted our purchasing to take into account the lower sales pricing for vehicles in our self service retail operations, and our margins have improved over the course of 2009. Our cost of goods sold percentage also decreased due to favorable acquisition prices for our wholesale aftermarket operations in 2009 compared to 2008 as a result of lower steel prices.

Gross Margin. Our gross margin increased 10.0%, from $843.8 million in 2008 to $927.8 million in 2009. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin increased from 44.2% to 45.3%. Our gross margin as a percentage of revenue increased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 10.4%, from $182.1 million in 2008 to $201.1 million in 2009. Our facility and warehouse expenses increased primarily due to $16.8 million from business acquisitions and $4.7 million in higher wages and fringe benefits resulting from increased headcount for field personnel along with higher incentive compensation, partially offset by $1.2 million of lower insurance expense and claims costs and $0.6 million of lower fuel costs. As a percentage of revenue, facility and warehouse expenses increased from 9.5% to 9.8%, due primarily to our acquisition of PYP in the third quarter of 2008. Facility and warehouse expenses are typically higher as a percentage of revenue in our self service operations.

Distribution Expenses. Distribution expenses increased 1.3%, from $179.6 million in 2008 to $181.9 million in 2009. Our distribution expenses increased primarily due to $6.6 million from business acquisitions, $2.5 million of higher wages and benefits from an increase in the number of employees and higher incentive compensation, higher third party freight of $1.5 million, and higher truck rentals and repairs of $0.8 million, partially offset by lower fuel costs of $10.6 million. As a percentage of revenue, our distribution expenses decreased from 9.4% to 8.9% primarily due to lower fuel costs on a higher revenue base and delivery route consolidations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 10.7%, from $250.0 million in 2008 to $276.7 million in 2009. Our business acquisitions accounted for $13.1 million of the increase, primarily in labor and labor related costs. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. Our remaining selling, general and administrative expenses increased due primarily to higher labor and labor related expenses of $8.3 million, higher professional fees of $5.4 million, higher telephone and data line expenses of $1.3 million, higher credit card discount and bank fees of $1.0 million and higher repairs and maintenance expenses of $1.3 million, partially offset by lower bad debt expense of $1.9 million and lower advertising and promotion expenses of $2.3 million. As a percentage of revenue, selling, general and administrative expenses increased from 13.1% to 13.5% primarily due to higher incentive compensation and professional fees.

Restructuring Expenses. Restructuring expenses decreased 70.3% to $2.6 million in 2009, from $8.6 million in the comparable period of 2008. The restructuring expenses relate primarily to the integration of Keystone into pre-existing LKQ operations. While we do not expect further restructuring expenses related to the Keystone acquisition, we do expect to incur future restructuring expenses due to the integration of the Greenleaf acquisition, completed on October 1, 2009. See “Acquisitions” above for further information concerning the Greenleaf transaction.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 13.7%, from $32.9 million in 2008 to $37.4 million in 2009. Business acquisitions accounted for $1.7 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization increased from 1.6% in 2008 to 1.7% in 2009.

Operating Income. Operating income increased 19.7%, from $193.3 million in 2008 to $231.4 million in 2009. As a percentage of revenue, operating income increased from 10.1% to 11.3%. The increase in operating income in dollars and as a percentage of revenue was primarily due to improved gross margins, lower fuel costs and lower restructuring expenses.

Other (Income) Expense. Total other expense, net decreased 23.5%, from $34.1 million in 2008 to $26.1 million in 2009. The decrease in other expense, net is due primarily to lower net interest expense and a gain on the bargain purchase of Greenleaf. Net interest expense decreased 13.0% to $30.9 million in 2009, from $35.5 million in 2008. Our average bank borrowings were approximately $11.3 million lower in 2009 compared to 2008 due primarily to scheduled repayments and voluntary prepayments of a portion of 2010 scheduled repayments. In addition, our average effective interest rate on our bank borrowings was 4.95% in 2009 compared to 5.74% in 2008. We realized a gain of $4.3 million on the bargain purchase of Greenleaf in 2009. See Note 10, “Business Combinations,” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of the acquisition of Greenleaf.

Provision for Income Taxes. The provision for income taxes increased 26.0%, from $62.0 million in 2008 to $78.2 million in 2009. Our effective income tax rate was 39.0% in 2008 and 38.1% in 2009. We recorded a $4.3 million non-taxable gain on bargain purchase related to the Greenleaf acquisition, which had the effect of lowering the 2009 effective income tax rate by 0.8%. Our effective state tax rate increased by 0.5% in 2009 as a result of state tax law changes and a shift in income to higher rate jurisdictions. The effective tax rate for 2009 decreased by 0.4% compared to 2008 related to unrecognized tax benefits as a result of higher reserve reversals upon the closing of statutes of limitations and a reduced provision for current year unrecognized tax benefits.

Income from Discontinued Operations. Income from discontinued operations decreased 86.3%, from $2.8 million in 2008 to $0.4 million in 2009. The decrease was primarily due to $3.7 million ($2.3 million, net of tax) in restructuring expenses related to the closing of two self service facilities and an impairment charge of $3.5 million ($2.2 million, net of tax) related primarily to leasehold improvements at these closed facilities. Additionally, the discontinued operations reported lower earnings as revenue from scrap metal and other metal sales declined in 2009 primarily as a result of lower commodity prices. The year over year decrease was partially offset by a $3.9 million gain ($2.5 million, net of tax) on the sale of certain self service facilities in the fourth quarter of 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. Our revenue increased 71.6%, from $1,112.4 million in 2007 to $1,908.5 million in 2008. The increase in revenue was primarily due to the higher volume of products we sold and business acquisitions, in particular the Keystone acquisition. We also processed a higher volume of vehicles in 2008, which resulted in higher revenue from processing fees and from the sale of scrap and other commodities derived from the dismantling process. Average scrap metal and other metal prices increased over the prior year, but prices decreased in the latter part of 2008. Since the October 2007 acquisition of Keystone, we have been integrating the sale and distribution of our pre-existing aftermarket, wheel and reconditioned light product offerings with Keystone and with our recycled parts operations in order to provide a wider selection of products to our customers from all distribution points. Organic revenue growth was approximately 8.7% in 2008, and was calculated assuming we had owned Keystone for all of 2007. The integration of our pre-existing aftermarket and wheel operations with Keystone prevents us from measuring revenue growth between Keystone and our pre-existing businesses since the acquisition.

Cost of Goods Sold. Our cost of goods sold increased 73.4%, from $614.0 million in 2007 to $1,064.7 million in 2008. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased from 55.2% to 55.8%. Our cost of goods sold percentage increased primarily due to lower gross margins at our self service facilities in the latter part of the year. The ferrous and nonferrous metals markets for scrap declined significantly in that time and our margins at the self service facilities suffered as we were forced to sell at lower prices than anticipated when we had acquired the product. While we adjusted our purchasing to take into account the lower sales pricing for vehicles in our self service retail operations, it normally takes several months to fully adjust our buying costs, and our margins were hurt as a result. The vehicles we purchase for the self service operations are typically much older and the revenue from scrap is a higher percentage of sales than in our wholesale recycled products operation. Additionally, we experienced a difficult buying environment for our self service operations in the fourth quarter, which limited our purchases, as sellers either held vehicles in anticipation of improving conditions or demanded prices above our assessment of the current market value.

Gross Margin. Our gross margin increased 69.3%, from $498.3 million in 2007 to $843.8 million in 2008. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 44.8% to 44.2%. Our gross margin as a percentage of revenue decreased due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 59.6%, from $114.1 million in 2007 to $182.1 million in 2008. Our facility and warehouse expenses increased primarily due to $33.8 million in higher wages and fringe benefits resulting from increased headcount for field personnel, $20.5 million for higher facility rents, taxes and utilities, $5.7 million of higher repairs and maintenance, and $2.9 million of higher supplies expense. Our acquisition of Keystone accounted for a majority of the increase, while our acquisition of PYP in August 2008 contributed $9.8 million to the increase. As a percentage of revenue, facility and warehouse expenses decreased from 10.3% to 9.5%, primarily due to better expense leverage on increased revenue.

Distribution Expenses. Distribution expenses increased 66.0%, from $108.2 million in 2007 to $179.6 million in 2008. Our distribution expenses increased primarily due to $33.6 million of higher wage and benefit costs from an increase in the number of employees, higher fuel costs of $15.7 million, higher truck rentals and repairs of $9.6 million, and higher third party freight of $9.4 million. Our acquisition of Keystone accounted for the majority of the increases. As a percentage of revenue, distribution expenses decreased from 9.7% to 9.4%, primarily due to better expense leverage on increased revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 78.9%, from $139.7 million in 2007 to $250.0 million in 2008. The majority of the expense increase was a result of an increase in labor and labor-related expenses of $73.6 million due primarily to higher sales commission expenses and increased headcount. Our selling expenses tend to rise as revenue increases due to our commissioned sales forces. Our remaining selling, general and administrative expenses increased due primarily to higher professional fees of $8.8 million, higher telephone expense of $5.4 million, higher bad debt expense of $4.4 million, higher advertising and promotion of $4.7 million, and higher employee travel expenses of $3.9 million. Our acquisition of Keystone accounted for a majority of the increases. As a percentage of revenue, selling, general and administrative expenses increased from 12.6% to 13.1%. Aftermarket products, which became a larger portion of our business with the Keystone acquisition, have higher selling costs as a percentage of revenue than our recycled products.

Restructuring Expenses. Restructuring expenses increased from $0.4 million in 2007 to $8.6 million in 2008. Restructuring expenses include facility and personnel relocation costs, severance, and lease termination costs that we incurred when we combined some of our existing facilities into Keystone facilities. We completed the acquisition of Keystone on October 12, 2007. As of December 31, 2008, we had completed the majority of our facility and systems conversions.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 85.3%, from $17.8 million in 2007 to $32.9 million in 2008. Our acquisition of Keystone accounted for the majority of the increase in depreciation and amortization expense, including $3.0 million of higher amortization for the Keystone trade name. As a percentage of revenue, depreciation and amortization increased from 1.5% in 2007 to 1.6% in 2008.

Operating Income. Operating income increased 62.4% from $119.1 million in 2007 to $193.3 million in 2008. As a percentage of revenue, operating income decreased from 10.7% to 10.1%.

Other (Income) Expense. Net other expense increased 137.2%, from $14.4 million in 2007 to $34.1 million in 2008. Net interest expense increased 121.9% to $35.5 million in 2008 from $16.0 million in 2007. Our average bank borrowings increased approximately $410.5 million during 2008 as compared to 2007, due primarily to the Keystone acquisition. We had $0.9 million of proceeds from corporate owned life insurance in 2007. We use corporate owned life insurance policies to fund our obligations under our nonqualified deferred compensation plan. As a percentage of revenue, net other expense increased from 1.3% in 2007 to 1.8% in 2008, due primarily to higher interest expense.

Provision for Income Taxes. The provision for income taxes increased 51.2%, from $41.0 million in 2007 to $62.0 million in 2008, due primarily to improved operating results. Our effective tax rate was 39.0% in 2008 and 39.2% in 2007. We experienced an increase in our effective state tax rate of 0.4% compared to the prior year as a result of the Keystone acquisition, which affected the apportionment of our state income towards higher rate jurisdictions. Discrete items decreased the effective rate in 2008 as opposed to increasing the effective rate in 2007. In 2008, we identified several state tax credits for which we were eligible and recognized a tax benefit of approximately $1.2 million in our income tax provision for 2008. Provisions for uncertain tax benefits increased relative to the prior year, primarily as a result of Keystone tax reserves. In 2007, we reduced certain deferred tax assets and net income by $0.6 million due to a change in a state’s income tax law where we have operations, which increased our effective rate by 0.5%. This effect was partially offset by the benefit from $0.9 million of non-taxable life insurance proceeds from corporate owned life insurance.

Income from Discontinued Operations. Income from discontinued operations increased 23.1% from $2.3 million in 2007 to $2.8 million in 2008, due primarily to higher revenue as average scrap prices rose in 2008 compared to the prior year.

2010 Outlook

We estimate that full year 2010 income from continuing operations and diluted earnings per share from continuing operations, excluding the impact of any restructuring expenses, will be in the range of $145 million to $155 million and $1.00 to $1.06, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. At December 31, 2009, we had $108.9 million in cash and cash equivalents and approximately $74.2 available under our bank credit agreement ($100 million commitment less outstanding letters of credit of $25.8 million). See Note 6, “Long-Term Obligations,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for information on our credit facilities.

On October 27, 2009, the bank credit agreement was amended. Pursuant to the amendment (i) Lehman Commercial Paper (“LCP”) resigned from its capacities as the administrative agent and swing line lender, and Deutsche Bank AG New York Branch was appointed as the successor administrative agent, (ii) the swing line credit facility was eliminated, and (iii) the revolving credit facility was reduced by $15 million (LCP’s portion of the revolver funding commitment). Thus the total amount now available under our revolving facilities is $100 million.

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

Borrowings under the credit facility accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our senior secured credit facility at December 31, 2009 (after giving effect to the interest rate swap contracts in force, described in Note 7, “Derivative Instruments and Hedging

Activities,” in Item 8 of this Annual Report on Form 10-K) was 4.53%, before debt issuance cost amortization. Borrowings against the senior secured credit facility totaled $595.7 million and $638.3 million at December 31, 2009 and 2008, respectively, of which $7.5 million and $19.8 million are classified as current maturities, respectively.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 166,500, 144,500 and 126,000 wholesale salvage vehicles in 2009, 2008 and 2007, respectively. In addition, we acquired approximately 287,000, 253,000 and 174,700 lower cost self service and crush only vehicles in 2009, 2008 and 2007, respectively. PYP, which was acquired in August 2008, represented 109,000 and 33,700 of the self service vehicles purchased during 2009 and 2008, respectively. We also purchased lower cost self service and crush only vehicles for our discontinued operations of 38,800, 44,000 and 22,800 in 2009, 2008 and 2007, respectively. Our purchases of aftermarket parts and wheels totaled approximately $536.6 million, $490.4 million and $190.1 million in 2009, 2008 and 2007, respectively.

Net cash provided by operating activities totaled $164.0 million in 2009, compared to $133.0 million for the same period of 2008. Net income adjusted for non-cash gains and losses, depreciation, amortization and stock-based compensation generated $174.5 million of cash in 2009, a $33.3 million increase over the same period of 2008. Inventory, net of effects of purchase acquisitions, represented a cash outflow of $20.4 million in 2009. We increased our purchases of aftermarket inventory during the first half of 2009 to increase our safety stock for new customer programs and to expand certain product categories to additional locations. While we previously expected aftermarket inventory levels to decrease in the second half of 2009, we altered our buying to increase our depth of inventory in response to rising customer demand, which caused inventory balances to continue to grow. We believe that our purchasing strategy contributed to the increase in aftermarket sales compared to the fourth quarter of 2008. Cash receipts from customers increased as a result of improved collections as our receivables, net of effects of purchase acquisitions, were flat while sales increased by 7% over the prior year. Our cash outflows related to restructuring activities have declined in 2009 relative to 2008. In 2009, we made payments of $4.1 million for restructuring costs, compared to $16.6 million in 2008, as the bulk of our Keystone integration costs were incurred in 2008. Cash paid for income taxes, net of refunds, was $49.3 million in 2009 compared to $39.2 million in 2008. The increase is primarily attributable to higher pretax income in 2009.

Net cash used in investing activities totaled $102.5 million for the year ended December 31, 2009, compared to $138.9 million for 2008. We invested $68.3 million of cash in acquisitions in 2009, including $38.8 million for the Greenleaf acquisition in October, and received a net $3.1 million on settlements of purchase price receivables and payables related to 2008 acquisitions. In 2008, we spent $74.2 million for eight acquisitions. In October 2009, we completed the sale of certain of our self service yards for $17.5 million, net of cash sold. Property and equipment purchases were $55.9 million in 2009, which is $11.0 million below the capital expenditures for the comparable period in the prior year. The reduction in capital expenditures is attributable to fewer facility expansion projects in 2009, lower capital spending related to the Keystone integration effort in 2009 and lower capitalizable costs for internal use software development projects. Our capital spending can vary from year to year depending on our ability to undertake projects and when we reach capacity constraints at a particular facility. Therefore, while we generally expect capital spending to grow in the future as we expand our business, the timing of undertaking projects may result in a year over year decline like we experienced in 2009.

Net cash used in financing activities totaled $33.2 million for the year ended December 31, 2009, compared to cash provided by financing activities of $11.8 million for 2008. The variance is primarily attributable to debt repayments. Beginning in the first quarter of 2009, our scheduled term loan payments increased to approximately $4.9 million per quarter in 2009 compared to $2.5 million per quarter in the prior year. In addition, during the fourth quarter of 2009, we elected to prepay $22.4 million of our term loan payments scheduled for 2010. We repaid our line of credit borrowings in the fourth quarter of 2009 resulting in a net cash outflow for 2009 of $6.7 million, compared to a cash inflow of $5.3 million in 2008, which inflow resulted from borrowings to fund a Canadian business acquisition. Repayments of other debt, which primarily consists of notes issued for business acquisitions, were $1.7 million for 2009, compared to $6.3 million in the prior year. Cash generated from exercises of stock options provided $8.2 million and $10.4 million in 2009 and 2008, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $9.6 million and $12.5 million in 2009 and 2008, respectively.

Net cash provided by operating activities totaled $133.0 million in 2008, compared to $54.4 million in 2007. Net income adjusted for non-cash depreciation, amortization and stock-based compensation generated $141.2 million of cash in 2008, a $53.8 million increase over the same period of 2007. Working capital uses of cash, net of effects of purchase acquisitions, included increases in receivables and decreases in accounts payable and other accrued expenses. Receivables increased primarily due to a growth in revenue. Accounts payable decreased primarily due to accelerating some of Keystone’s vendor payments in order to take advantage of discounts offered for earlier payment. Inventory, net of effects of purchase acquisitions, generated a cash inflow of $4.2 million for 2008, compared to a $35.1 million outflow in the prior year. The reduction in the inventory balance is attributable to a decline in aftermarket inventory resulting from the consolidation of LKQ’s former aftermarket operations with Keystone’s. Additionally, we experienced a difficult buying environment for our self service operations in the fourth quarter of 2008, which limited our purchases, as sellers either held vehicles in anticipation of improving conditions or demanded prices above our assessment of the current market value.

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

As part of the consideration for business acquisitions completed during 2009, 2008 and 2007, we issued promissory notes totaling approximately $1.2 million, $1.6 million and $1.7 million, respectively. The notes bear interest at annual rates of 2.0% to 4.3%, and interest is payable at maturity or in monthly installments.

We intend to continue to evaluate markets for potential growth through the internal development of redistribution centers, processing facilities, and warehouses, through further integration of aftermarket, refurbished and recycled product facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions.

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

2010 Outlook

We estimate that our capital expenditures for 2010, excluding business acquisitions, will be between $85 million and $95 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be slightly less than 20% of the total for 2010. We anticipate that net cash provided by operating activities for 2010 will be approximately $160 million.

Off-Balance Sheet Arrangements and Future Commitments

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.

The following table represents our future commitments under contractual obligations as of December 31, 2009:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Contractual obligations
Long-term debt	$694.3	$36.9	$173.8	$479.6	$4.0
Operating leases	249.4	55.2	82.1	52.9	59.2
Outstanding letters of credit	25.8	25.2	0.6	0.0	0.0
Purchase obligations	22.7	19.8	2.9	0.0	0.0
Other long-term obligations
Deferred compensation plans	7.9	0.0	0.0	0.0	7.9
Long term incentive plan	3.9	1.2	2.2	0.5	0.0
Pension and postretirement benefits	1.7	1.1	0.1	0.0	0.5
Liabilities for unrecognized tax benefits	8.5	4.2	2.9	0.6	0.8

Total	$1,014.2	$143.6	$264.6	$533.6	$72.4

Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate credit facility as of December 31, 2009. The long term debt outstanding at December 31, 2009 in the above table includes interest computed at the average effective rate of 4.53% at December 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan Chase Bank, N.A. and Deutsche Bank AG) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of December 31, 2009, three interest rate swap contracts representing a total of $500 million of notional amount were outstanding with various maturity dates through April 2011. All of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at December 31, 2009 was a liability of approximately $10.2 million, and the value of such contracts is subject to changes in interest rates.

At December 31, 2009, we had unhedged variable rate debt of $95.7 million. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $1.0 million annually.

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

We do not attempt to hedge our foreign currency risk related to our operations in Central America and Canada as our investment in such operations is not material. We maintain a Canadian dollar term loan that had a balance of CDN $36.9 million as of December 31, 2009. We have not elected to hedge the foreign currency risk related to this term loan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, effective January 1, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification 805, Business Combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois

February 26, 2010

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and equivalents	$108,906	$79,067
Receivables, net	152,443	147,886
Inventory	385,686	330,511
Deferred income taxes	31,847	19,644
Prepaid income taxes	4,663	21,164
Prepaid expenses	9,603	7,716
Assets of discontinued operations	9,720	24,129

Total Current Assets	702,868	630,117
Property and Equipment, net	289,902	254,346
Intangible Assets
Goodwill	938,783	907,218
Other intangible assets, net	67,239	71,150
Other Assets	21,329	18,973

Total Assets	$2,020,121	$1,881,804

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$51,300	$65,363
Accrued expenses
Accrued payroll-related liabilities	37,314	32,869
Self-insurance reserves	30,368	26,182
Other accrued expenses	26,345	15,778
Deferred revenue	9,259	4,733
Current portion of long-term obligations	10,063	21,934
Liabilities of discontinued operations	3,832	354

Total Current Liabilities	168,481	167,213
Long-Term Obligations, Excluding Current Portion	592,982	620,940
Deferred Income Tax Liabilities	52,209	43,518
Other Noncurrent Liabilities	27,015	29,627
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 142,004,797 and 139,921,410 shares issued and outstanding at December 31, 2009 and 2008, respectively.	1,420	1,399
Additional paid-in capital	815,952	790,933
Retained earnings	369,459	241,938
Accumulated other comprehensive loss	(7,397)	(13,764)

Total Stockholders’ Equity	1,179,434	1,020,506

Total Liabilities and Stockholders’ Equity	$2,020,121	$1,881,804

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue	$2,047,942	$1,908,532	$1,112,351
Cost of goods sold	1,120,129	1,064,706	614,034

Gross margin	927,813	843,826	498,317
Facility and warehouse expenses	201,056	182,131	114,132
Distribution expenses	181,919	179,596	108,177
Selling, general and administrative expenses	276,723	250,026	139,718
Restructuring expenses	2,554	8,589	388
Depreciation and amortization	34,113	30,204	16,851

Operating income	231,448	193,280	119,051
Other (income) expense:
Interest expense	32,252	37,830	17,755
Interest income	(1,353)	(2,308)	(1,746)
Gain on bargain purchase	(4,339)	—	—
Other income, net	(429)	(1,375)	(1,612)

Total other expense	26,131	34,147	14,397

Income from continuing operations before provision for income taxes	205,317	159,133	104,654
Provision for income taxes	78,180	62,041	41,032

Income from continuing operations	127,137	97,092	63,622

Discontinued operations:
(Loss) income from discontinued operations, net of taxes	(2,088)	2,807	2,279
Gain on sale of discontinued operations, net of taxes	2,472	—	—

Income from discontinued operations	384	2,807	2,279

Net income	$127,521	$99,899	$65,901

Basic earnings per share(a):
Income from continuing operations	$0.90	$0.71	$0.56
Income from discontinued operations	0.00	0.02	0.02

Total	$0.91	$0.73	$0.58

Diluted earnings per share(a):
Income from continuing operations	$0.88	$0.69	$0.53
Income from discontinued operations	0.00	0.02	0.02

Total	$0.89	$0.71	$0.55

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,521	$99,899	$65,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,062	33,421	18,018
Stock-based compensation expense	7,283	5,498	3,039
Deferred income taxes	5,882	13,535	4,304
Excess tax benefit from share-based payments	(9,628)	(12,547)	(19,257)
Amortization of debt issuance costs	2,457	2,409	424
Gain on sale of discontinued operations	(3,924)	—	—
Gain on bargain purchase	(4,339)	—	—
Loss on asset impairment	3,539	—	—
Other	678	943	(138)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Receivables	(384)	(15,026)	(11,026)
Inventory	(20,428)	4,232	(35,134)
Prepaid expenses and other assets	(5,358)	1,241	261
Accounts payable	(18,067)	(4,785)	6,877
Accrued expenses	9,107	(6,175)	121
Prepaid income taxes/income taxes payable	24,111	8,960	17,000
Deferred revenue	1,386	(113)	979
Other noncurrent liabilities	6,104	1,469	3,000

Net cash provided by operating activities	164,002	132,961	54,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(55,870)	(66,908)	(38,401)
Proceeds from sales of property and equipment	1,070	2,206	602
Proceeds from sale of businesses, net of cash sold	17,477	—	—
Cash used in acquisitions, net of cash acquired	(65,171)	(74,208)	(868,022)

Net cash used in investing activities	(102,494)	(138,910)	(905,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	—	349,529
Proceeds from exercise of stock options	8,247	10,402	12,080
Retirement of redeemable common stock	—	—	(1,125)
Excess tax benefit from share-based payments	9,628	12,547	19,257
Debt issuance costs	(310)	(219)	(12,832)
Repayments under line of credit	(9,045)	—	(88,170)
Borrowings under line of credit	2,309	5,271	—
Repayments under term loans	(42,291)	(9,957)	—
Borrowings under term loans	—	—	650,984
Repayments of other long-term debt obligations	(1,703)	(6,251)	(8,094)

Net cash (used in) provided by financing activities	(33,165)	11,793	921,629

Effect of exchange rate changes on cash and equivalents	1,496	(1,018)	33
Net increase in cash and equivalents	29,839	4,826	70,210
Cash and equivalents, beginning of period	79,067	74,241	4,031

Cash and equivalents, end of period	$108,906	$79,067	$74,241

Supplemental disclosure of cash flow information:
Notes issued / assumed in connection with business acquisitions	$1,179	$1,840	$1,817
Stock issued in connection with business acquisitions	—	60,041	—
Cash paid for income taxes, net of refunds	49,287	39,171	21,371
Cash paid for interest	29,530	35,864	13,898
Property and equipment acquired under capital leases	3,404	746	—
Property and equipment purchases not yet paid	87	1,076	1,792

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2007	106,600	$1,066	$322,656	$76,138	$1,058	$400,918

Net income	—	—	—	65,901	—	65,901
Reversal of unrealized gain on investment in equity securities, net of tax	—	—	—	—	(1,137)	(1,137)
Foreign currency translation	—	—	—	—	698	698

Total comprehensive income	—	—	—	—	—	65,462
Purchase and retirement of redeemable common stock	—	—	(508)	—	—	(508)
Stock issued as director compensation	7	—	109	—	—	109
Stock-based compensation expense—options	—	—	2,930	—	—	2,930
Sale of common stock	23,600	236	349,293	—	—	349,529
Exercise of stock options, including related tax benefits of $19,257	3,942	39	31,298	—	—	31,337

BALANCE, December 31, 2007	134,149	$1,341	$705,778	$142,039	$619	$849,777

Net income	—	—	—	99,899	—	99,899
Unrealized gain on pension plan, net of tax	—	—	—	—	144	144
Unrealized loss on change in fair value of interest rate swap agreements, net of tax	—	—	—	—	(8,841)	(8,841)
Foreign currency translation	—	—	—	—	(5,686)	(5,686)

Total comprehensive income	—	—	—	—	—	85,516
Stock issued in business acquisitions	2,919	29	60,012	—	—	60,041
Share price guarantee	—	—	(3,275)	—	—	(3,275)
Stock issued as director compensation	7	—	122	—	—	122
Stock-based compensation expense—options	—	—	4,671	—	—	4,671
Activity related to restricted stock awards	190	2	703	—	—	705
Exercise of stock options, including related tax benefits of $12,547	2,656	27	22,922	—	—	22,949

BALANCE, December 31, 2008	139,921	$1,399	$790,933	$241,938	$(13,764)	$1,020,506

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income—(Continued)

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2008	139,921	$1,399	$790,933	$241,938	$(13,764)	$1,020,506
Net income	—	—	—	127,521	—	127,521
Unrealized loss on pension plan, net of tax	—	—	—	—	(129)	(129)
Net reduction of unrealized loss on fair value of interest rate swap agreements, net of tax	—	—	—	—	2,305	2,305
Foreign currency translation	—	—	—	—	4,191	4,191

Total comprehensive income	—	—	—	—	—	133,888
Stock issued as director compensation	18	—	290	—	—	290
Stock-based compensation expense—options	—	—	6,219	—	—	6,219
Activity related to restricted stock awards	50	1	773	—	—	774
Exercise of stock options and issuance of restricted stock, including related tax benefits of $9,509	2,016	20	17,737	—	—	17,757

BALANCE, December 31, 2009	142,005	$1,420	$815,952	$369,459	$(7,397)	$1,179,434

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

We provide replacement systems, components, and parts needed to repair vehicles (cars and trucks). We are the largest nationwide provider of recycled vehicle products and related services, and with our acquisition of Keystone Automotive Industries, Inc. (“Keystone”) in October 2007, we are also the largest nationwide provider of aftermarket collision replacement products and refurbished bumper covers and wheels. We operate out of a total of approximately 294 facilities offering our customers a broad range of replacement systems, components, and parts.

As described in Note 3, “Discontinued Operations,” during 2009, we sold, agreed to sell or closed certain of our self service facilities. These facilities qualified for treatment as discontinued operations. The financial results and assets and liabilities of these facilities are segregated from our continuing operations and presented as discontinued operations in the consolidated balance sheets and consolidated statements of income for all periods presented.

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

Revenue Recognition

The majority of our revenue is derived from the sale of recycled and aftermarket products. Revenue is recognized when the products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $15.8 million and $11.2 million at December 31, 2009 and 2008, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our consolidated balance sheet until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Shipping & Handling

Revenue also includes amounts billed to customers related to shipping and handling of approximately $15.5 million, $14.3 million and $11.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. Distribution expenses in the accompanying consolidated statements of income are the costs incurred to prepare and deliver products to customers, including shipping and handling costs.

Cash and Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Our cash equivalents primarily include holdings in money market funds and overnight securities.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $6.5 million and $5.8 million at December 31, 2009 and 2008, respectively. The reserve is based upon our assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical experience.

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

An aftermarket product is a new vehicle product manufactured by a company other than the original equipment manufacturer. Cost is established based upon the average price for purchased parts, and includes expenses incurred for freight and buying, where applicable, and overhead. For items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished inventory cost is based upon the average price paid for cores, and also includes expenses incurred for freight, buying and refurbishing overhead. Aftermarket products and refurbished inventory is recorded at the lower of cost or market.

For all inventory, carrying value is reduced regularly to the lower of cost or market to reflect the age of the inventory and current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Inventory consists of the following (in thousands):

	December 31,
	2009	2008
Salvage products	$152,438	$137,973
Aftermarket and refurbished products	226,299	184,435
Core facilities inventory	6,949	8,103

	$385,686	$330,511

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

Land improvements	10-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Land and improvements	$63,601	$49,955
Buildings and improvements	87,083	72,665
Furniture, fixtures and equipment	119,756	103,017
Computer equipment and software	53,710	42,482
Vehicles and trailers	22,041	20,320
Leasehold improvements	37,608	29,652

	383,799	318,091
Less—Accumulated depreciation	(107,959)	(76,714)
Construction in progress	14,062	12,969

	$289,902	$254,346

We capitalize costs incurred in connection with obtaining and developing internal use computer software. We capitalize interest on assets under construction or development, including internal use software.

Intangible Assets

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired), and other specifically identifiable intangible assets such as the trade name acquired in connection with our acquisition of Keystone in October 2007, covenants not to compete and trademarks.

Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2009, 2008 and 2007. With the decision to sell a portion of our self service operations (as described in Note 3, “Discontinued Operations”), we also conducted a goodwill impairment test as of September 30, 2009 for both the allocated goodwill associated with the facilities to be disposed of and our ongoing self service reporting unit. The results of all of these tests indicated that goodwill was not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of January 1, 2007	$237,908
Adjustment of previously recorded goodwill	1,921
Exchange rate effects	1,403
Business acquisitions	568,096

Balance as of December 31, 2007	809,328
Adjustment of previously recorded goodwill	6,475
Exchange rate effects	(7,459)
Business acquisitions	98,874

Balance as of December 31, 2008	907,218
Adjustment of previously recorded goodwill	3,233
Exchange rate effects	5,428
Business acquisitions	22,904

Balance as of December 31, 2009	$938,783

In 2009, we adjusted previously recorded goodwill by $3.2 million, including a $2.7 million increase related to the Pick-Your-Part Auto Wrecking (“PYP”) acquisition and a $0.5 million increase related to other acquisitions made in 2008. The PYP adjustments primarily related to various pre-acquisition liabilities.

In 2008, we adjusted previously recorded goodwill by $6.5 million, including a $6.8 million increase related to the Keystone acquisition and a $0.3 million decrease related to other acquisitions made in 2007. The Keystone adjustments included increases to goodwill for: (i) a $3.1 million reduction in fixed asset values; (ii) final current asset and liability valuation adjustments of $3.8 million, including adjustments to increase the allowance for estimated returns, discounts and allowances and the accrual for unused vacation; and (iii) tax basis and reserve adjustments totaling $3.0 million. These increases to goodwill were partially offset by $1.8 million in reductions to the restructuring reserves as discussed in Note 11, “Restructuring and Integration Costs,” and a $1.3 million refund of an overpayment on Keystone shares at the acquisition date.

In 2007, we adjusted previously recorded goodwill by $1.9 million resulting from the accrual of a $1.9 million contingent payment to former shareholders of Fit-Rite Body Parts, Inc. (“Fit-Rite”).

Other intangible assets totaled approximately $67.2 million and $71.1 million at December 31, 2009 and 2008, respectively. In 2009, we recorded approximately $0.2 million of covenants not to compete in conjunction with our acquisitions. Accumulated amortization of other intangible assets at December 31, 2009 and 2008 was approximately $9.2 million and $5.1 million, respectively. Amortization expense was approximately $4.1 million, $4.1 million and $0.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. Covenants not to compete are amortized over the lives of the respective agreements, which range from three to five years, on a straight-line basis. The Keystone trade name was valued at approximately $74.7 million and is being amortized over 20 years on a straight-line basis. Estimated annual amortization expense for the years ended December 31, 2010 through 2014 is approximately $4.0 million.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying value of long-lived assets of continuing operations during the years ended December 31, 2009, 2008 or 2007.

Investments

Prior to our acquisition of Keystone on October 12, 2007, we held common shares of Keystone, which were classified as an available-for-sale investment security. Accordingly, the investment was included in other assets at its fair value, with the unrealized gain excluded from earnings and included in accumulated other comprehensive income, net of applicable taxes. Upon our acquisition of Keystone on October 12, 2007, the unrealized gain was removed from accumulated other comprehensive income, net of applicable taxes, and the original cost of the common shares was considered a component of the purchase price.

Fair Value of Financial Instruments

Our debt is reflected on the balance sheet at cost. Based on current market conditions, our interest rate margins are below the rate available in the market, which causes the fair value of our debt to fall below the carrying value. The fair value of our term loans (see Note 6, “Long-Term Obligations”) is approximately $570 million at December 31, 2009, as compared to the carrying value of $596 million. We estimated the fair value of our term loans by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at December 31, 2009 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our term loans. The carrying amounts of our cash and equivalents, net trade receivables and accounts payable approximate fair value.

We apply the market approach to value our financial assets and liabilities, which include the cash surrender value of life insurance, deferred compensation liabilities and interest rate swaps. The market approach utilizes available market information to estimate fair value. Required fair value disclosures are included in Note 8, “Fair Value Measurements.”

Accrued Expenses

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, workers’ compensation and property under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Self-insurance reserves on the Consolidated Balance Sheets are net of claims deposits of $0.7 million and $0.8 million, at December 31, 2009 and 2008, respectively. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and assumptions.

Product Warranties

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2008	$580
Warranty expense	3,681
Warranty claims	(3,721)

Balance as of December 31, 2008	540
Warranty expense	5,033
Warranty claims	(4,969)

Balance as of December 31, 2009	$604

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

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more-likely-than-not to be realized. We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties associated with income tax obligations in income tax expense.

Income taxes are not provided on our interest in undistributed earnings of foreign subsidiaries when it is management’s intent that such earnings will remain invested in those subsidiaries. Taxes will be provided on these earnings in the period in which a decision is made to repatriate the earnings.

Other Noncurrent Liabilities

Other Noncurrent Liabilities include approximately $5.2 million and $14.5 million at December 31, 2009 and 2008, respectively, related to the interest rate swap as discussed in Note 7, “Derivative Instruments and Hedging Activities.” Other Noncurrent Liabilities also include approximately $7.9 million and $3.5 million at December 31, 2009 and 2008, respectively, related to employee nonqualified deferred compensation plans as discussed in Note 13, “Retirement Plans,” and approximately $2.7 million and $1.6 million at December 31, 2009 and 2008, respectively, related to a long term incentive plan for certain key employees as discussed in Note 17, “Long Term Incentive Plan.”

Depreciation Expense

Included in Cost of Goods Sold is depreciation expense associated with refurbishing and smelting operations.

Stock-Based Compensation

We recognize compensation expense on a straight-line basis over the requisite service period of the award. The components of pretax stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock options	$6,219	$4,671	$2,930
Restricted stock	774	705	—
Stock issued in lieu of quarterly cash compensation for non-employee directors	290	122	109

Total stock-based compensation expense	$7,283	$5,498	$3,039

The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of goods sold	$47	$13	$13
Facility and warehouse expenses	2,620	2,015	958
Selling, general and administrative expenses	4,616	3,470	2,068

	7,283	5,498	3,039
Income tax benefit	(2,862)	(2,166)	(1,186)

Total stock based compensation, net of tax	$4,421	$3,332	$1,853

We have not capitalized any stock-based compensation cost during the years ended December 31, 2009, 2008 or 2007. As of December 31, 2009, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	Total
2010	$6,218	$913	$7,131
2011	5,383	913	6,296
2012	4,056	913	4,969
2013	1,754	208	1,962
2014	108	139	247

Total unrecognized compensation expense	$17,519	$3,086	$20,605

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used to compute the fair value of stock option grants:

	Year Ended December 31,
	2009	2008	2007
Expected life (in years)	6.3	6.4	6.4
Risk-free interest rate	1.87%	3.27%	4.37%
Volatility	44.6%	39.4%	40.0%
Dividend yield	0%	0%	0%
Weighted average fair value of options granted	$5.57	$8.51	$5.15

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

Risk-free interest rate—We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and the assumed vesting of restricted stock. Certain of our stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Segment Information

Over 95% of our operations are conducted in the United States. During 2004, we acquired a recycled products business with locations in Guatemala and Costa Rica. Since 2007, we have acquired a total of five recycled products businesses located in Canada. Keystone, which we acquired in October 2007, has bumper refurbishing operations in Mexico and aftermarket products businesses located in Canada. Revenue generated and properties located outside of the United States are not material.

During the third quarter of 2009, we modified our management and reporting structure. With the change, our vehicle replacement products operations were reorganized into three operating segments, composed of wholesale recycled and aftermarket products, self service retail products, and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

The following table sets forth our revenue by product category (in thousands):

	Year Ended December 31,
	2009	2008	2007
Recycled products and related products and services	$749,012	$651,803	$530,152
Aftermarket, other new and refurbished products	1,093,157	998,541	409,304
Other	205,773	258,188	172,895

	$2,047,942	$1,908,532	$1,112,351

Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows.

Foreign Currency Translation

For our foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statement of Income amounts are translated to U.S. dollars using average exchange rates during the period. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) in Stockholders’ Equity. Gains and losses from foreign currency transactions are included in current earnings.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820 (“ASC 820”), “Fair Value Measurements and Disclosures” pertaining to financial assets and liabilities. ASC 820 established a framework for reporting fair value and expands disclosures required for fair value measurements. Although the adoption of ASC 820 did not have an impact on our consolidated financial position, results of operations or cash flows, we are now required to provide additional disclosures as part of our financial statements. These additional disclosures are provided in Note 8, “Fair Value Measurements.” We adopted ASC 820 for our non-financial assets and liabilities on January 1, 2009, which did not have an effect on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2009, we adopted ASC 805, “Business Combinations.” Under ASC 805, we are required to, among other things, recognize the assets acquired, liabilities assumed, including contractual contingencies, and contingent consideration at fair value on the date of acquisition. We are also required to expense acquisition-related expenses as incurred, restructuring costs in periods subsequent to the acquisition date, and changes in deferred income tax asset valuation allowances and acquired income tax uncertainties after the measurement period in income tax expense. We applied the provisions of ASC 805 to the acquisitions made in 2009 and the income tax provisions of ASC 805 to all acquisitions. See Note 10, “Business Combinations,” for related disclosures.

Effective January 1, 2009, we adopted the enhanced disclosures about derivative and hedging activities incorporated into ASC 815, “Derivatives and Hedging.” The adoption of the enhanced disclosure requirements of ASC 815 did not have an effect on our consolidated financial position, results of operations or cash flows. The additional disclosures are provided in Note 7, “Derivative Instruments and Hedging Activities.”

Note 3. Discontinued Operations

On October 1, 2009, we sold to Schnitzer Steel Industries, Inc. (“SSI”) four retail oriented self service retail facilities in Oregon and Washington, certain business assets related to two self service facilities in Northern California and a self service facility in Portland, Oregon for $17.5 million, net of cash sold. We recognized a gain on the sale of $2.5 million, net of tax, in our fourth quarter results. Goodwill totaling $9.9 million was included in the cost basis of net assets disposed when determining the gain on sale. We also closed two self service facilities in Northern California and converted the self service operation in Portland to a wholesale recycling business in the fourth quarter of 2009.

On January 15, 2010, we also sold to SSI two self service retail facilities in Dallas, Texas for $12.0 million. We currently expect to recognize a gain on the sale of approximately $2.0 million, net of tax, in our first quarter 2010 results.

The self service facilities that we sold, agreed to sell or closed in the fourth quarter are reported as discontinued operations for all periods presented. A summary of the assets and liabilities applicable to discontinued operations included in the consolidated balance sheets as of December 31, 2009 and December 31, 2008 is as follows (in thousands):

	December 31, 2009	December 31, 2008
Inventory	$1,152	$2,245
Other current assets	307	685
Property and equipment, net	1,553	4,610
Goodwill	6,708	16,589

Total assets	$9,720	$24,129

Accounts payable and accrued liabilities	$3,832	$354

Total liabilities	$3,832	$354

Results of operations for the discontinued operations for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue	$23,957	$28,769	$14,474
(Loss) income before income tax (benefit) provision	(3,314)	4,455	3,617
Income tax (benefit) provision	(1,226)	1,648	1,338

(Loss) income from discontinued operations, net of taxes, before gain on sale of discontinued operations	(2,088)	2,807	2,279
Gain on sale of discontinued operations, net of taxes of $1,452	2,472	—	—

Income from discontinued operations, net of taxes	$384	$2,807	$2,279

Our decision to close the two self service facilities in Northern California represented a triggering event that required us to evaluate the long-lived assets at these facilities for impairment. The pretax loss from discontinued operations in the year ended December 31, 2009 includes a fixed asset impairment charge of $3.5 million primarily related to leasehold improvements that are not recoverable.

During the fourth quarter 2009, we incurred restructuring expenses related to the closing of the two self service facilities in Northern California, totaling $3.7 million. These charges include $3.0 million for costs associated with the future lease commitments for excess facilities and $0.7 million of other costs, including costs to move inventory to other facilities and additional facility closure costs. As of December 31, 2009, approximately $3.5 million of accrued restructuring expenses was included in Liabilities of discontinued operations for the excess lease payments, net of estimated sublease income, and facility closure costs. The excess facility costs are expected to be paid over the remaining term of the leases through 2018.

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

On August 25, 2008, in connection with the acquisition of PYP, we issued 2,080,561 shares of our common stock.

Note 5. Equity Incentive Plans

In February 1998, we adopted the LKQ Corporation 1998 Equity Incentive Plan to attract and retain employees and consultants. Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted. There are 28.0 million shares available under the Equity Incentive Plan, subject to antidilution and other adjustment provisions.

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

During January 2010, 2009 and 2008, our Board of Directors made an annual grant of options to employees to purchase a total of 1,689,700, 1,548,300 and 1,392,250 shares of our common stock at an exercise price of $19.965, $11.955 and $19.135 per share, respectively. The options vest over a period of five years.

On January 9, 2009, our Board of Directors granted options to non-employee directors to purchase a total of 240,000 shares of our common stock at an exercise price of $11.955 per share. The options vest over a period of three years.

On January 11, 2008 and October 1, 2009, our Board of Directors granted a total of 190,000 and 50,000 shares, respectively, of restricted stock to certain of our key employees under our Equity Incentive Plan. The grant-date fair value of the January 11, 2008 awards (“2008 Restricted Stock Awards”) was approximately $3.6 million, or $19.14 per share. The grant-date fair value of the October 1, 2009 award (“2009 Restricted Stock Award”) was approximately $0.9 million, or $18.595 per share. Vesting of the awards is subject to a continued service condition, with 20% of the shares vesting each year on the anniversary date of the grant for the 2008 Restricted Stock Awards and 10% of the shares vesting every six months from the date of the grant for the 2009 Restricted Stock Award. During 2009, the first 20%, or 38,000 shares, of the 2008 Restricted Stock Awards vested. The fair value of each share of restricted stock awarded was equal to the market value of a share of our common stock on the grant date. Until the shares of restricted stock vest, they may not be sold, pledged or otherwise transferred and are subject to forfeiture upon the recipient’s voluntary termination of employment or termination for cause. As of December 31, 2009, the weighted average grant date fair value of the outstanding restricted shares was $19.00.

Stock options expire ten years from the date they are granted. Most of the options granted under the Equity Incentive Plan vest over a period of five years. Most of the options granted under the Director Plan vest six months after the date of grant. We expect to issue new shares of common stock to cover future stock option exercises.

A summary of transactions in our stock-based compensation plans is as follows:

	Restricted Shares and Options Available for Grant	Restricted Shares Outstanding	Stock Options
			Number of Shares Outstanding	Weighted Average Exercise Price
Balance, January 1, 2007	7,850,328	—	13,976,580	$4.07
Granted	(1,080,000)	—	1,080,000	10.90
Exercised	—	—	(3,942,126)	3.06
Cancelled	82,352	—	(82,352)	9.09

Balance, December 31, 2007	6,852,680	—	11,032,102	5.06

Granted	(1,632,417)	190,000	1,442,417	19.13
Exercised	—	—	(2,656,266)	3.92
Cancelled	154,665	—	(154,665)	17.52

Balance, December 31, 2008	5,374,928	190,000	9,663,588	7.27

Granted	(1,886,400)	50,000	1,836,400	12.15
Exercised	—	—	(2,016,306)	4.09
Vested	—	(38,000)	—	—
Cancelled	154,275	—	(154,275)	13.82

Balance, December 31, 2009	3,642,803	202,000	9,329,407	$8.81

The following table summarizes information about outstanding and exercisable stock options at December 31, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75	68,000	1.1	$0.75	68,000	1.1	$0.75
2.00 – 2.19	847,480	2.7	2.10	847,480	2.7	2.10
3.25 – 3.96	605,600	3.7	3.27	605,600	3.7	3.27
4.17 – 4.64	2,737,490	4.7	4.37	2,651,977	4.7	4.37
7.56 – 7.59	166,000	5.8	7.59	164,800	5.8	7.59
9.34 – 12.11	3,507,420	7.8	10.96	1,219,900	6.8	10.28
16.41 – 22.58	1,397,417	8.1	19.12	412,759	8.0	19.15

	9,329,407	6.1	$8.81	5,970,516	5.0	$6.21

At December 31, 2009, a total of 9,232,172 options with a weighted average exercise price of $8.79 and a weighted average remaining contractual life of 6.1 years were expected to vest. The total grant-date fair value of options that vested during the years ended December 31, 2009, 2008 and 2007 was approximately $5.3 million, $3.7 million and $3.6 million, respectively.

The aggregate intrinsic value (market value of our common stock less option exercise price) of outstanding, expected to vest and exercisable stock options at December 31, 2009 is $100.6 million, $99.8 million and $79.9 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock on December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of our common stock. The total intrinsic value of stock options exercised was $27.2 million, $33.5 million and $52.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Note 6. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	December 31,
	2009	2008
Senior secured debt financing facility:
Term loans payable	$595,716	$632,983
Revolving credit facility	—	5,342
Notes payable to individuals through August 2019, interest at 2.0% to 10.0%	7,329	4,549

	603,045	642,874
Less current maturities	(10,063)	(21,934)

	$592,982	$620,940

The scheduled maturities of long-term obligations outstanding at December 31, 2009 are as follows (in thousands):

2010(1)	$10,063
2011	50,611
2012	74,865
2013	463,752
2014	120
Thereafter	3,634

$603,045

(1)	During the fourth quarter of 2009, we elected to prepay approximately $22.4 million of term loan payments due in 2010 under our senior secured debt financing facility.

We obtained a senior secured debt financing facility from Lehman Brothers Inc. (“Lehman”) and Deutsche Bank Securities, Inc. (“Deutsche Bank”) on October 12, 2007, which was amended on October 26, 2007 (the “Original Credit Agreement”) and was further amended on October 27, 2009 (as further amended, the “Credit Agreement”). The Original Credit Agreement has a six year term and includes a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency revolving facility for drawings of either U.S. dollars or Canadian dollars. The Original Credit Agreement also provided for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, (ii) a swing line credit facility of $25 million under the $100 million revolving credit facility, and (iii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate and provided further that no existing lender is required to make its pro rata share of any such additions or increases without its consent. All of the obligations under the Credit Agreement are unconditionally guaranteed by each of our domestic subsidiaries. Obligations under the Credit Agreement, including the related guarantees, are collateralized by a security interest in substantially all of our domestic assets and our U. S. subsidiaries and a pledge of not more than 65% of the total outstanding voting interests of any direct or indirect non-U.S. subsidiary of ours that is a “controlled foreign corporation.” Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts that began in the first quarter of 2008, with the balance payable in full on October 12, 2013. Amounts due under each revolving credit facility will be due and payable on October 12, 2013. We are also required to prepay the term loan facilities with certain amounts generated by the sale of assets under certain circumstances, the incurrence of certain debt, and the receipt of certain insurance and condemnation proceeds, in each case, to the extent of the proceeds of such event, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio. We were not required to make a prepayment of the term loans in 2009.

Lehman Commercial Paper Inc. (“LCP”) filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on October 5, 2008. As indicated above, on October 27, 2009, the Original Credit Agreement was amended. Pursuant to the amendment (i) LCP resigned from its capacities as the administrative agent and swing line lender, and Deutsche Bank AG New York Branch was appointed as the successor administrative agent, (ii) the swing line credit facility was eliminated, and (iii) the revolving credit facility was reduced by $15 million (LCP’s portion of the revolver funding commitment). Thus the total amount now available under our revolving facilities is $100 million. All other material terms of the Original Credit Agreement remain effective. As of December 31, 2009, there were no borrowings against our revolving credit facility of $100 million. Availability on the revolving credit facility is reduced by outstanding letters of credit. At December 31, 2009, there was $25.8 million of outstanding letters of credit and thus availability on the revolving credit facility totaled approximately $74.2 million.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, the most restrictive of which is the required senior secured debt ratio. We were in compliance with all restrictive covenants as of December 31, 2009 and 2008.

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

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates, including the effect of interest rate swap agreements and before the amortization of debt issuance costs, on borrowings outstanding against the Company’s senior secured credit facility at December 31, 2009 and 2008 were 4.53% and 4.62%, respectively. Borrowings against the senior secured credit facility totaled $595.7 million and $638.3 million at December 31, 2009 and 2008, respectively, of which $7.5 million and $19.8 million are classified as current maturities, respectively.

As part of the consideration for business acquisitions completed during 2009, 2008 and 2007, we issued promissory notes totaling approximately $1.2 million, $1.6 million and $1.7 million, respectively. The notes bear interest at annual rates of 2.0% to 4.3%, and interest is payable at maturity or in monthly installments.

Note 7. Derivative Instruments and Hedging Activities

We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our Credit Agreement, but we do not attempt to hedge our foreign currency and commodity price risks. We do not hold or issue derivatives for trading purposes.

At December 31, 2009, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate term loans, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Beginning on the effective dates of the interest rate swap agreements, on a monthly basis through the maturity date, we have paid and will pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Other Comprehensive Income and is reclassified to earnings when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes our interest rate agreements in effect as of December 31, 2009:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$50,000,000	April 14, 2008	April 14, 2010	4.68%
$200,000,000	April 14, 2008	April 14, 2011	4.99%
$250,000,000	September 15, 2008	October 14, 2010	4.88%

*	Includes applicable margin of 2.25% per annum

As of December 31, 2009, the fair market value of these contracts was a liability of $10.2 million and is included in Other Accrued Expenses ($5.0 million) and Other Noncurrent Liabilities ($5.2 million) on our Consolidated Balance Sheet. During the twelve months ended December 31, 2009, we recognized a $5.1 million loss (net of tax) on derivatives in Other Comprehensive Income. Approximately $7.4 million of losses (net of tax) were reclassified to interest expense from Accumulated Other Comprehensive Income (Loss) during the year ended December 31, 2009. As of December 31, 2009, we estimate that $5.9 million of net derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months. There was no hedge ineffectiveness for the years ended December 31, 2009 and 2008.

Note 8. Fair Value Measurements

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We use the market approach to value our financial assets and liabilities, and there were no changes in valuation techniques during the year ended December 31, 2009. The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Balance as of December 31, 2009	Fair Value Measurements as of December 31, 2009
		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$93,343	$93,343	$—	$—
Cash surrender value of life insurance	7,323	—	7,323	—

Total Assets	$100,666	$93,343	$7,323	$—

Liabilities:
Deferred compensation liabilities	$7,902	$—	$7,902	$—
Interest rate swaps	10,213	—	10,213	—

Total Liabilities	$18,115	$—	$18,115	$—

Note 9. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at December 31, 2009 are as follows (in thousands):

Years ending December 31:
2010	$55,178
2011	45,275
2012	36,841
2013	30,789
2014	22,094
Thereafter	59,263

Future Minimum Lease Payments	$249,440

Rental expense for operating leases was approximately $57.2 million, $49.0 million and $26.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.

We guarantee the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2009, the guaranteed residual value would have totaled approximately $27.8 million.

Litigation and Related Contingencies

In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket parts imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a settlement arrangement that expires in September 2011.

Pursuant to the settlement, we (and our designees) became the sole distributor in the United States of aftermarket automotive parts that correspond to Ford collision parts that are covered by a United States design patent. We have paid Ford an upfront fee for these rights and will pay a royalty for each such part we sell. The amortization of the upfront fee and the royalty expenses are reflected in Cost of Goods Sold on the accompanying Consolidated Statements of Income.

We also have certain other contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 10. Business Combinations

On October 1, 2009, we acquired Greenleaf Auto Recyclers, LLC (“Greenleaf”) from SSI for $38.8 million, net of cash acquired. Greenleaf is the entity through which SSI operated its late model automotive parts recycling business. We recorded a gain on bargain purchase for the Greenleaf acquisition totaling $4.3 million, which is shown separately within other (income) expense in the Consolidated Statements of Income. We continue to evaluate the purchase price allocation, including the opening value of inventory, accrued liabilities and deferred taxes, which may require us to adjust the recorded gain. We believe that we were able to acquire Greenleaf for less than the fair value of its assets because of (i) our unique position as market leader in the wholesale recycled auto parts market and (ii) SSI’s intent to exit its Greenleaf operations. Greenleaf generally was an unprofitable venture throughout its history, which included several different ownership groups, and SSI approached us in an effort to sell Greenleaf and exit the wholesale recycled auto parts business that no longer fit its strategy. With SSI’s intent to exit the wholesale recycled auto parts business and our position as the market leader, we were able to agree on a favorable purchase price.

Also in 2009, we acquired a 100% interest in each of seven businesses (four in the wholesale business and three in the recycled heavy-duty truck parts business). The acquisitions enabled us to expand our geographic presence in the wholesale parts business and expand our network of recycled heavy-duty truck parts facilities. The aggregate consideration for these seven businesses totaled approximately $29.5 million in cash, net of cash acquired, and $1.2 million of debt issued.

On August 25, 2008, we acquired a 100% equity interest in PYP, an operator of multiple self service facilities in the state of California. The consideration for PYP was comprised of $42.0 million in stock issued (2.1 million shares) and $34.0 million in net cash payments. The total cash outflow for PYP included a $3.3 million contingent payment to the former owners based on a share price guarantee for shares sold in the market during the month following the acquisition date. The guarantee period was closed as of September 30, 2008. As the payment was based on a contingency involving share prices, the $3.3 million has not been included in the cost of the acquired entity for purchase accounting but instead reduced additional paid-in capital. During the third quarter of 2009, the final purchase price was reduced by $3.5 million based on the resolution of a working capital adjustment. We received $3.5 million from the seller as a result of the adjustment.

Also in 2008, we acquired a 100% interest in each of seven businesses (four in the wholesale business and three in the recycled heavy-duty truck parts business). The acquisitions enabled us to expand our presence in existing markets, increase our coverage of the Canadian market and become a provider of recycled heavy-duty truck parts. The aggregate consideration for these seven businesses totaled approximately $36.5 million in cash, net of cash acquired, $18.0 million in stock issued (0.8 million shares) and $1.6 million of debt issued.

On October 12, 2007, we completed our acquisition of 100% of the outstanding stock of Keystone, the nation’s leading distributor of aftermarket collision parts. Under the terms of the Agreement and Plan of Merger (“Merger Agreement”) among the Company, Keystone and LKQ Acquisition Company, a wholly-owned subsidiary of the Company (“Merger Sub”), Merger Sub was merged with and into Keystone with Keystone being the surviving corporation and becoming a wholly-owned subsidiary of the Company. Under the Merger Agreement, holders of shares of Keystone common stock received $48.00 in cash in exchange for each such share, representing an aggregate cash consideration, including transaction costs, net of deferred taxes, and assumed cash, of approximately $807 million on a fully diluted basis. In September 2008, we received a refund of approximately $1.3 million of the purchase price for an overpayment on Keystone shares at the acquisition date.

Also in 2007, we acquired a 100% equity interest in each of eleven wholesale businesses for an aggregate of $59.3 million in cash and $1.7 million in notes issued to the sellers. These 2007 acquisitions enabled us to expand our presence in existing markets, serve new market areas and expand our product line offering.

In connection with our December 29, 2005 acquisition of Fit-Rite, we paid $1.8 million during 2008 to settle a contingent payment.

The acquisitions are being accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2009 acquisitions, the purchase price allocations are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories and the fair value of liabilities assumed and 2) the final estimation of the tax basis of the entities acquired. During the year ended December 31, 2009, we made adjustments to the preliminary purchase price allocations to finalize the inventory valuations and reserve balances for certain of the businesses acquired in 2008. The purchase price allocations for the acquisitions completed during the years ended December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
	Acquisitions (Preliminary)	PYP	Other Acquisitions	Total
Receivables	$9,593	$4,899	$2,896	$7,795
Receivable reserves	(2,690)	(52)	(1,073)	(1,125)
Inventory	32,895	7,680	10,095	17,775
Prepaid expenses	1,273	310	41	351
Property and equipment	15,051	7,563	4,092	11,655
Goodwill	22,904	60,306	41,801	102,107
Other intangibles	230	—	—	—
Other assets	519	131	—	131
Current liabilities assumed	(11,900)	(10,057)	(1,448)	(11,505)
Deferred income taxes	7,969	2,023	(20)	2,003
Notes assumed	—	(267)	—	(267)
Other noncurrent liabilities assumed	(2,025)	—	—	—
Stock issued (see Note 4)	—	(42,034)	(18,007)	(60,041)
Notes issued	(1,179)	—	(1,573)	(1,573)
Gain on bargain purchase	(4,339)	—	—	—

Cash used in acquisitions, net of cash acquired	$68,301	$30,502	$36,804	$67,306

We recorded goodwill of $22.9 million for the 2009 acquisitions, of which $18.7 million is expected to be deductible for income tax purposes. Of the $102.1 million of goodwill recorded for acquisitions completed during the year ended December 31, 2008, $99.3 million is expected to be deductible for income tax purposes.

The primary reason for our acquisitions made in 2009 and 2008 was to help us further our goal of becoming a one-stop provider for alternative collision replacement parts. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. All or substantially all of the employees of these businesses became our employees following acquisition. These factors contributed to purchase prices that included, in most cases, a significant amount of goodwill.

In the period between the acquisition dates and December 31, 2009, the businesses acquired in 2009 generated approximately $46 million of revenue and an immaterial amount of operating income.

The following pro forma summary presents the effect of the businesses acquired during the years ended December 31, 2009 and 2008 as though the businesses had been acquired as of January 1, 2008, and is based upon unaudited financial information of the acquired entities (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008
Revenue as reported	$2,047,942	$1,908,532
Revenue of purchased businesses for the period prior to acquisition:
PYP	—	91,997
Other acquisitions	105,587	185,639

Pro forma revenue	$2,153,529	$2,186,168

Income from continuing operations, as reported	$127,137	$97,092
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
PYP	—	8,276
Other acquisitions	(5,534)	(380)

Pro forma income from continuing operations	$121,603	$104,988

Basic earnings per share from continuing operations, as reported	$0.90	$0.71
Effect of purchased businesses for the period prior to acquisition:
PYP	—	0.06
Other acquisitions	(0.04)	—

Pro forma earnings per share from continuing operations(a)	$0.87	$0.76

Diluted earnings per share from continuing operations, as reported	$0.88	$0.69
Effect of purchased businesses for the period prior to acquisition:
PYP	—	0.06
Other acquisitions	(0.04)	—

Pro forma earnings per share from continuing operations(a)	$0.84	$0.74

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information also includes purchase accounting adjustments, adjustments to depreciation on acquired property and equipment, amortization of intangibles, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 11. Restructuring and Integration Costs

Keystone Integration

We have undertaken certain restructuring activities in connection with our acquisition of Keystone completed in the fourth quarter of 2007. The restructuring plan included the elimination of duplicate headcount at Keystone’s corporate headquarters in Nashville, Tennessee shortly after the closing of the acquisition and the integration of our existing aftermarket operations into the Keystone business. We performed an analysis of the overlapping facilities and delivery routes to identify the facilities and routes that could be combined or closed to eliminate duplication with existing LKQ facilities. Drivers and some facility personnel have been terminated or relocated as a result of the combination of routes and locations. Certain facilities were closed and the inventory was moved to the combined facilities. Additionally, the LKQ aftermarket accounting function was centralized in Ohio, while Keystone’s accounting function is centralized and located in California. During the second quarter of 2009, we substantially completed the process of combining the accounting function for all aftermarket operations at the Keystone accounting center in California. The restructuring activities included the migration of the systems utilized by the LKQ aftermarket facilities to the Keystone system. Certain costs related to Keystone businesses were accrued as part of purchase accounting while certain costs related to existing LKQ businesses were recorded through charges to restructuring expense.

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

We have established reserves for severance and related benefits resulting from the integration and costs related to the closure of existing facilities. The facility relocation and other restructuring charges are generally expensed and paid in the same reporting period. Accrued restructuring expenses are included in other accrued expenses in the accompanying Consolidated Balance Sheets. The changes in accrued restructuring expenses related to the Keystone integration plan from the acquisition date to December 31, 2008 and during the year ended December 31, 2009 are as follows (in thousands):

	Severance Related Costs	Excess Facility Costs	Facility Relocation and Closure Costs	Other	Total
Reserves established through purchase accounting	$10,433	$1,816	$—	$488	$12,737
Reserves established through restructuring expense	799	2,240	4,039	1,511	8,589
Payments	(10,946)	(1,909)	(4,039)	(1,999)	(18,893)

Balance at December 31, 2008	$286	$2,147	$—	$—	$2,433

Reserves established through restructuring expense	501	852	545	—	1,898
Payments	(679)	(2,192)	(545)	—	(3,416)

Balance at December 31, 2009	$108	$807	$—	$—	$915

The excess facility costs are expected to be paid over the remaining terms of the leases through 2013. The severance and related benefit costs are expected to be paid through 2010.

Restructuring and integration expenses associated with the Keystone acquisition totaled approximately $1.9 million and $8.6 million for the years ended December 31, 2009 and 2008, respectively, and are included in Restructuring expenses on the accompanying Consolidated Statements of Income. For the year ended December 31, 2009, these charges include $0.5 million to move inventory between facilities and migrate the systems utilized by the LKQ facilities to the Keystone system and $0.5 million of severance and related benefit costs. Additionally, we recognized $0.9 million of reserves related to our excess facilities. The reserves were required to account for changes in estimates regarding sublease recoveries on the facilities. For the year ended December 31, 2008, the restructuring charges included costs to move inventory between facilities, migrate systems, and standardize processes and procedures totaling $4.0 million. We also recognized $2.2 million of costs associated with the future lease commitments for excess facilities due to overlap with acquired Keystone locations and $2.3 million of other costs, including severance and related benefits, employee relocation costs and professional fees for the year ended December 31, 2008.

Greenleaf Integration

In the fourth quarter ended December 31, 2009, we began our restructuring and integration efforts in connection with the acquisition of Greenleaf on October 1, 2009. The restructuring plan, while not yet finalized, includes the integration of the acquired Greenleaf operations into our existing salvage business. We are in the process of identifying those facilities and delivery routes that will be combined or closed to eliminate the duplication with existing LKQ facilities. Drivers and some facility personnel have been or will be terminated as part of the consolidation of these overlapping facilities and delivery routes. Greenleaf’s corporate office and accounting system was centralized and located in Texas. In the fourth quarter 2009, we migrated Greenleaf’s accounting system to the LKQ accounting system and terminated some of the corporate personnel as part of consolidation of Greenleaf into our existing systems and processes.

We anticipate finalizing our restructuring plan no later than the third quarter of 2010, but we expect that the integration activities will not be completed until 2011. We expect to incur approximately $2.3 million of additional charges as we execute the integration plan. These charges are expected to include costs related to the closure of duplicate facilities, the movement of inventory between locations and severance and related benefits for terminated employees. In addition, we will record restructuring expense related to excess facility and lease termination costs if we are unable to convert the duplicate facilities to alternate uses or recover the rent from a sublease tenant after we have vacated the facility. In accordance with ASC 805, these restructuring charges will be expensed as incurred or in the case of excess facility costs at the cease use date for the facility.

Restructuring and integration expenses associated with the Greenleaf acquisition totaled approximately $0.6 million for the year ended December 31, 2009, and are included in restructuring expenses on the accompanying Consolidated Statements of Income. These charges included $0.3 million for severance and related benefits for terminated personnel, $0.1 million of facility relocation and closure costs, and $0.2 million of other costs, including professional fees.

Note 12. Related Party Transactions

In connection with the acquisitions of several businesses, we entered into agreements with several sellers of those businesses, who became stockholders as a result of those acquisitions, for the lease of certain properties used in our operations. Typical lease terms include an initial term of five years, with three five-year renewal options and purchase options at various times throughout the lease periods. We also maintain the right of first refusal concerning the sale of the leased property. Lease payments to an employee who became an officer of the Company after the acquisition of his business were approximately $0.9 million, $0.9 million and $0.8 million during each of the years ended December 31, 2009, 2008 and 2007, respectively. We believe that the terms of the related party transaction are comparable to those available from unaffiliated third parties.

Note 13. Retirement Plans

401(k) Plan

We sponsor a 401(k) defined contribution plan that covers substantially all of our eligible, full time U.S. employees. Contributions to the plan are made by both the employee and us. Our contributions are based on the level of employee contributions and are subject to certain vesting provisions based upon years of service. Expenses related to this plan totaled approximately $3.7 million, $4.0 million and $2.7 million during 2009, 2008 and 2007, respectively.

Nonqualified Deferred Compensation Plan

We also offer a nonqualified deferred compensation plan to eligible employees who, due to Internal Revenue Service (“IRS”) guidelines, may not take full advantage of our 401(k) defined contribution plan. The plan allows participants to defer eligible compensation, subject to certain limitations. We will match 50% of the portion of the employee’s contributions that does not exceed 6% of the employee’s salary. The deferred compensation, together with our matching contributions and accumulated earnings, is accrued and is payable after retirement or termination of employment, subject to vesting provisions. Participants may also elect to receive amounts deferred in a given year on any plan anniversary five or more years subsequent to the year of deferral. Our matching contributions vest over a four year period and totaled $457,000, $39,000 and $52,000 in 2009, 2008 and 2007, respectively, net of allowable transfers into our 401(k) defined contribution plan. The nonqualified deferred compensation plan is funded under a trust agreement whereby we pay to the trust amounts deferred by employees, together with our match, with such amounts invested in life insurance policies carried to meet the obligations under the deferred compensation plan. The cash surrender value of these policies was approximately $7.3 million and $3.9 million at December 31, 2009 and 2008, respectively, and is included in Other Assets in the accompanying Consolidated Balance Sheets. Total deferred compensation liabilities were approximately $7.9 million and $3.7 million at December 31, 2009 and 2008, respectively, and are included in Other Noncurrent Liabilities in the accompanying Consolidated Balance Sheets.

Defined Benefit Pension Plan

Keystone, which we acquired on October 12, 2007, also maintained a qualified defined benefit pension plan which was suspended effective January 1, 1997. We have terminated the plan and are in the process of paying out all obligations, which we expect to complete in 2010. The accumulated benefit obligation at December 31, 2009 was $2.5 million, and the fair value of plan assets was $1.4 million. Plan assets are invested in overnight securities. The resulting unfunded benefit obligation of $1.1 million is included in accrued payroll-related liabilities in the accompanying Consolidated Balance Sheet at December 31, 2009. Since the plan is terminated and the amounts are immaterial, we have omitted the more detailed disclosures prescribed by the accounting guidance on retirement benefits.

Note 14. Earnings per Share

The following table sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Income from continuing operations	$127,137	$97,092	$63,622

Denominator for basic earnings per share—Weighted-average shares outstanding	140,541	136,488	114,161
Effect of dilutive securities:
Stock options	3,438	4,426	5,776
Restricted stock	11	109	—

Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	143,990	141,023	119,937

Basic earnings per share from continuing operations	$0.90	$0.71	$0.56

Diluted earnings per share from continuing operations	$0.88	$0.69	$0.53

The following chart sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2009	2008	2007
Antidilutive securities:
Stock options	1,398	1,404	135

Note 15. Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$58,854	$38,294	$31,286
State	12,619	9,099	5,137
Foreign	825	1,113	305

	72,298	48,506	36,728
Deferred	5,882	13,535	4,304

Provision for income taxes	$78,180	$62,041	$41,032

Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$202,558	$154,453	$102,498
Foreign	2,759	4,680	2,156

	$205,317	$159,133	$104,654

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax impact	4.7	4.2	3.8
Non-deductible expenses	0.5	0.5	0.2
Non-taxable life insurance proceeds	—	—	(0.3)
State tax credits	(0.6)	(0.7)	—
Provision for unrecognized tax benefits	0.4	0.6	0.1
Tax benefit related to closure of prior years’ tax audits or statutes of limitations	(0.5)	(0.3)	—
Non-taxable gain on bargain purchase	(0.8)	—	—
Valuation allowances	0.1	0.1	(0.4)
Other, net	(0.7)	(0.4)	0.8

Effective tax rate	38.1%	39.0%	39.2%

We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are reinvested and, in our opinion, will continue to be reinvested indefinitely.

In both 2009 and 2008, we recognized tax benefits of approximately $1.2 million in our income tax provision related to several state tax credits for which we were eligible. We also recognized a $4.3 million non-taxable gain on a bargain purchase related to our acquisition of Greenleaf in October 2009.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred Tax Assets:
Accrued expenses and reserves	$17,632	$12,446
Inventory	11,113	8,288
Accounts receivable	8,572	6,462
Net operating loss carryforwards	6,183	3,141
Stock based compensation	4,324	3,089
Unrecognized tax benefits	3,944	3,056
Interest rate swaps	3,677	5,653
Qualified and nonqualified retirement plans	3,479	2,025
Long term incentive plan	999	373
Other	2,345	1,845

	62,268	46,378
Less valuation allowance	(1,462)	(883)

Total deferred tax assets	$60,806	$45,495

Deferred Tax Liabilities:
Goodwill and other intangible assets	$27,598	$19,582
Trade name	26,639	27,843
Property and equipment	24,978	20,844
Prepaid expenses	1,125	830
Other	828	270

Total deferred tax liabilities	$81,168	$69,369

Net deferred tax liability	$(20,362)	$(23,874)

Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2009	2008
Current deferred tax assets	$31,847	$19,644
Noncurrent deferred tax liabilities	52,209	43,518

At December 31, 2009 and 2008, we had net operating loss carryforwards for federal and certain of our state tax jurisdictions, the tax benefits of which total approximately $6.2 million and $3.1 million, respectively. The net operating loss carryforwards as of December 31, 2009 include tax benefits of $3.1 million for federal and $0.4 million for state net operating loss carryforwards acquired as part of the Greenleaf transaction in October 2009. At December 31, 2009 and 2008, we also had tax credit carryforwards of $1.0 million and $0.7 million, respectively, related to certain of our state tax jurisdictions. A $1.5 million valuation allowance has been established for a portion of the deferred tax assets related to net operating loss and credit carryforwards. This amount includes a $0.4 million valuation allowance against the net operating loss carryforwards acquired in the Greenleaf transaction. The net operating loss carryforwards expire over the period from 2010 through 2029, while $0.8 million of the tax credit carryforwards have no expiration date and $0.2 million expire between 2013 and 2021. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates. Based on historical and projected operating results, management believes that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Balance at January 1	$7,949	$5,857	$3,324
Additions based on tax positions related to the current year	1,811	1,419	422
Additions for tax positions of prior years	483	416	—
Reductions for tax positions of prior years	(90)	(119)	—
Lapse of statutes of limitations	(1,489)	(577)	—
Settlements with taxing authorities	(138)	—	—
Increase related to acquisition of Keystone	—	953	2,111

Balance at December 31	$8,526	$7,949	$5,857

At both December 31, 2009 and 2008, we have accumulated interest and penalties included in gross unrecognized tax benefits of $1.4 million. Of these amounts, $0.3 million and $0.4 million were recorded through the income tax provision during 2009 and 2008, respectively, prior to any reversals for lapses in the statutes of limitations. We have a deferred tax asset of $0.4 million related to the accumulated interest balance as of December 31, 2009. The amount of the unrecognized tax benefits, which if resolved favorably (in whole or in part) would reduce our effective tax rate, is approximately $4.6 million at December 31, 2009.

During the twelve months beginning January 1, 2010, it is reasonably possible that we will reduce gross unrecognized tax benefits by up to approximately $4.2 million, of which approximately $1.5 million would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations and changes in accounting method.

Tax years after 2005 remain subject to examination by the IRS. We are currently the subject of income tax audits by various states for prior tax years. Adjustments from such audits, if any, are not expected to have a material effect on our Consolidated Financial Statements.

Note 16. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Pension Plan	Unrealized (Loss) Gain on Interest Rate Swaps	Unrealized (Loss) Gain on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2007	$(79)	$—	$—	$1,137	$1,058
Pretax income	698	—	—	—	698
Reversal of unrealized gain	—	—	—	(1,787)	(1,787)
Reversal of deferred income taxes	—	—	—	650	650

Balance at December 31, 2007	619	—	—	—	619
Pretax (loss) income	(5,686)	236	(14,494)	—	(19,944)
Income tax (expense) benefit	—	(92)	5,653	—	5,561

Balance at December 31, 2008	(5,067)	144	(8,841)	—	(13,764)
Pretax income (loss)	4,191	(211)	(7,994)	—	(4,014)
Income tax benefit	—	82	2,878	—	2,960
Reversal of unrealized loss	—	—	11,595	—	11,595
Reversal of deferred income taxes	—	—	(4,174)	—	(4,174)

Balance at December 31, 2009	$(876)	$15	$(6,536)	$—	$(7,397)

Note 17. Long Term Incentive Plan

On January 26, 2006, our Board of Directors approved, and our stockholders approved at the annual meeting on May 8, 2006, the LKQ Corporation Long Term Incentive Plan. The purpose of the Long Term Incentive Plan is to offer certain key employees the opportunity to receive long-term performance rewards. Performance periods begin on January 1 and end on December 31 of the third calendar year thereafter. Performance awards are equal to the participant’s base salary (at the end of the applicable performance period) multiplied by an “Award Percentage.” A participant’s Award Percentage is determined by three components: the growth over the performance period of each of the Company’s earnings per share, total revenue, and return on equity. The Compensation Committee of our Board of Directors will determine for each participant the range of Award Percentages based on different growth scenarios of the components. One half of any performance award achieved is payable promptly after the end of the performance period. A participant must be an employee of the Company throughout the performance period to be eligible for the first 50% payment. The other half of the performance award is deferred and vests in three equal installments on each one year anniversary of the end of the performance period. A participant must be an employee on each such anniversary date to be eligible for the respective deferred payment, unless the participant is not an employee as a result of death, total disability or normal retirement at age 65, in which case the participant (or his or her estate) will be entitled to all of the deferred payments upon such death, disability or retirement. Interest on the deferred portion of the performance award will accrue at the prime rate and be payable to the participant at the same time as the deferred installments are paid. We have recorded expense related to this plan totaling approximately $3.4 million, $1.1 million and $2.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Note 18. Selected Quarterly Data (unaudited)

The following table represents unaudited selected quarterly financial data for the two years ended December 31, 2009. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2008(1)
Revenue	$485,888	$476,264	$481,614	$464,766
Gross margin	219,910	215,289	211,809	196,818
Operating income	59,581	55,550	48,167	29,982
Income from continuing operations	29,664	29,185	23,928	14,315
Income (loss) from discontinued operations	1,214	1,804	1,140	(1,351)
Net income	30,878	30,989	25,068	12,964
Basic earnings per share from continuing operations(2)	0.22	0.22	0.18	0.10
Diluted earnings per share from continuing operations(2)	0.21	0.21	0.17	0.10

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2009(3)
Revenue	$510,870	$486,355	$494,812	$555,905
Gross margin	229,571	220,248	225,104	252,890
Operating income	60,921	54,757	56,045	59,725
Income from continuing operations	32,018	28,455	30,141	36,523
Income (loss) from discontinued operations	286	402	(986)	682
Net income	32,304	28,857	29,155	37,205
Basic earnings per share from continuing operations(2)	0.23	0.20	0.21	0.26
Diluted earnings per share from continuing operations(2)	0.22	0.20	0.21	0.25

(1)	Includes the results of operations of PYP since our acquisition of PYP on August 25, 2008.

(2)	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

(3)	Includes the results of operations of Greenleaf since our acquisition of Greenleaf on October 1, 2009. The fourth quarter income from continuing operations and net income include a $4.3 million gain on bargain purchase related to the Greenleaf acquisition.

Note 19. Subsequent Events

As described in Note 3, “Discontinued Operations,” on January 15, 2010, we sold to SSI two self service retail facilities in Dallas, Texas for $12.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

Report of Management on Internal Control over Financial Reporting dated February 26, 2010

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2009, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s adoption in 2009 of Financial Accounting Standards Board Accounting Standards Codification 805, Business Combinations.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois

February 26, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information appearing under the caption “Election of our Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2010 (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at December 31, 2009, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Joseph M. Holsten	57	President, Chief Executive Officer and Director
John S. Quinn	51	Executive Vice President and Chief Financial Officer
Walter P. Hanley	43	Senior Vice President—Development, Associate General Counsel and Assistant Secretary
Robert L. Wagman	45	Senior Vice President of Operations—Wholesale Parts Division
Victor M. Casini	47	Senior Vice President, General Counsel and Secretary
Frank P. Erlain	54	Vice President—Finance and Controller

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

John S. Quinn has been our Executive Vice President and Chief Financial Officer since November 2009. Prior to joining our Company, he was the Senior Vice President, Chief Financial Officer and Treasurer of Casella Waste Systems, Inc., a company in the solid waste management services industry, since January 2009. Before joining Casella, he was an officer of Allied Waste Industries, Inc., a company also in the solid waste management services industry, from January 2001 to January 2009, including Senior Vice President of Finance from January 2005 to January 2009, Controller and Chief Accounting Officer from November 2006 to September 2007 and Vice President Financial Analysis and Planning from January 2003 to January 2005.

Walter P. Hanley joined us in December 2002 as our Vice President of Development, Associate General Counsel and Assistant Secretary. In December 2005, he became our Senior Vice President of Development. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Emerald Casino, Inc., an owner of a license to operate a riverboat casino in the State of Illinois, from June 1999 until August 2002. In January 2001, the Illinois Gaming Board issued an initial decision seeking to revoke Emerald’s license. In July 2002, certain creditors filed a bankruptcy petition against Emerald. The bankruptcy court confirmed a plan of reorganization in July 2004. The Illinois Gaming Board reversed its initial decision to support the plan of reorganization and in May 2005 revoked Emerald’s license. The bankruptcy case and a related adversary proceeding (in which Mr. Hanley is a defendant) are pending. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana, from July 1996 until November 1999. Mr. Hanley served as Vice President and Associate General Counsel of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm that is wholly owned by our Chairman of the Board, Donald F. Flynn, from May 1995 until February 1998 and as Associate General Counsel of Discovery Zone, Inc., an operator and franchisor of family entertainment centers, from March 1993 until May 1995. Prior to March 1993, Mr. Hanley practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP in Chicago, Illinois.

Robert L. Wagman has been our Senior Vice President of Operations—Wholesale Parts Division, with oversight of our late model recycled parts operations, our aftermarket parts operations, and our refinished bumper cover and wheel operations, since August 2009. Prior thereto, from October 1998, Mr. Wagman managed our insurance company relationships, and from February 2004, added to his responsibilities the oversight of our aftermarket parts operations. He was elected our Vice President of Insurance Services and Aftermarket Operations in August 2005. Before joining us, Mr. Wagman served from April 1995 to October 1998 as the Outside Sales Manager of Triplett Auto Parts, Inc., a recycled auto parts company that we acquired in July 1998. He started in our industry in 1987 as an Account Executive for Copart Auto Auctions, a processor and seller of salvage vehicles through auctions.

Victor M. Casini has been our Vice President, General Counsel and Secretary since our inception in February 1998. He was elected Senior Vice President in March 2008. Since July 1992, Mr. Casini also has been Executive Vice President and General Counsel of Flynn Enterprises, Inc. Mr. Casini currently divides his time between his position with us and with Flynn Enterprises, working approximately 75% for us and 25% for Flynn Enterprises. Mr. Casini served as Senior Vice President, General Counsel and Secretary of Discovery Zone from July 1992 until May 1995. Prior to July 1992, Mr. Casini practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP in Chicago, Illinois for more than five years.

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

Code of Ethics

A copy of our Code of Ethics for Financial Officers is available free of charge through our website at www.lkqcorp.com.

Section 16 Compliance

Information appearing under the caption “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Audit Committee

Information appearing under the caption “Corporate Governance—Meetings and Committees of the Board—Audit Committee” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information appearing under the captions “Director Compensation—Director Compensation Table,” “Executive Compensation—Compensation Discussion and Analysis,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Compensation Tables” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under the caption “Other Information—Principal Stockholders” in the Proxy Statement and appearing under the caption “Equity Compensation Plan Information” in Item 5 of this Annual Report is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the captions “Other Information—Certain Transactions,” “Election of Our Board of Directors” and “Corporate Governance—Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption “Appointment of Our Independent Registered Public Accounting Firm—Audit Fees and Non-Audit Fees” and “Appointment of Our Independent Registered Public Accounting Firm—Policy on Audit Committee Approval of Audit and Non-Audit Services” in the Proxy Statement is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2007	$2,578	$2,499	$1,460	$(2,208)	$4,329
Year ended December 31, 2008	4,329	6,948	648	(6,168)	5,757
Year ended December 31, 2009	5,757	5,102	831	(5,183)	6,507
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2007	$4,007	$215,525	$2,499	$(214,500)	$7,531
Year ended December 31, 2008	7,531	409,778	2,544	(408,684)	11,169
Year ended December 31, 2009	11,169	469,178	1,915	(466,460)	15,802

(a)(3) Exhibits

The exhibits to this report are listed in Item 15(b) of this Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.3	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended.

10.4	LKQ Corporation 1998 Equity Incentive Plan, as amended.

10.5	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.

10.6	Amendment to LKQ Corporation 401(k) Plus Plan.

10.7	Trust for LKQ Corporation 401(k) Plus Plan.

10.8	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of September 1, 2008.

10.9	Amendment No. 1 effective as of January 1, 2009 to LKQ Corporation Employees’ Retirement Plan.

10.10	Amendment No. 2 to the LKQ Corporation Employees’ Retirement Plan, dated as of April 20, 2009.

10.11	Trust Agreement for LKQ Corporation Employees’ Retirement Plan.

10.12	LKQ Corporation 401(k) Plus Plan II as amended and restated effective as of January 1, 2008.

10.13	Form of Award Agreement dated January 14, 2005 between LKQ Corporation and optionees.

10.14	Form of Notice to Optionees dated January 10, 2005.

10.15	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation.

10.16	Form of LKQ Corporation Executive Officer 2008 Bonus Program (Corporate).

10.17	Form of LKQ Corporation Executive Officer 2008 Bonus Program (Regional).

10.18	Form of LKQ Corporation Executive Officer 2009 Bonus Program.

10.19	LKQ Corporation Long Term Incentive Plan.

10.20	Form of LKQ Corporation Restricted Stock Agreement.

10.21	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten.

10.22	Consulting Agreement dated as of May 21, 2009 between LKQ Corporation and Mark T. Spears.

(b) Exhibits

3.1(i)	Certificate of Incorporation of LKQ Corporation dated February 13, 1998, and as amended on May 20, 1998, June 15, 1998, August 17, 2000, and February 22, 2001 (incorporated herein by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

3.1(ii)	Amendment to Certificate of Incorporation filed on October 8, 2003 (incorporated herein by reference to Exhibit 3.1 (ii) to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.1(iii)	Conformed copy of Certificate of Incorporation of LKQ Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 (iii) to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on March 19, 2008).

4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

4.2	Credit Agreement, dated as of October 12, 2007, among LKQ Corporation and LKQ Delaware LLP, as borrowers, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint bookrunners, Deutsche Bank Securities Inc, as syndication agent, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York Branch, as US dual currency RCF agent, and Deutsche Bank AG Canada Branch, as Canadian Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 18, 2007).

4.3	First Amendment to Credit Agreement dated as of October 26, 2007, among LKQ Corporation and LKQ Delaware LLP, as borrowers, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on November 1, 2007).

4.4	Second Amendment, Waiver and Consent to Credit Agreement and First Amendment to Guarantee and Collateral Agreement dated as of October 21, 2009 (effective as of October 27, 2009) among LKQ Corporation and LKQ Delaware LLP, as borrowers, certain of the subsidiaries of LKQ Corporation, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 2, 2009).

10.1	Office Lease for 120 North LaSalle Street, Suite 3300, Chicago, Illinois by and between the Prudential Insurance Company of America, as Landlord, and LKQ Corporation, as Tenant, dated as of February 18, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2004).

10.2	Amendment dated January 20, 2009 to Office Lease dated as of February 18, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2008).

10.3	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Company’s report on the Form 10-Q filed with the SEC on November 7, 2008).

10.4	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration No. 333-128152).

10.5	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.6	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.7	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.8	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of September 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

10.9	Amendment No. 1 effective as of January 1, 2009 to LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

10.10	Amendment No. 2 to the LKQ Corporation Employees’ Retirement Plan, dated as of April 20, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on May 1, 2009).

10.11	Trust Agreement for LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2008).

10.12	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10.11 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2008).

10.13	Form of Award Agreement dated January 14, 2005 between LKQ Corporation and optionees (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).

10.14	Form of Notice to Optionees dated January 10, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).

10.15	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417).

10.16	Form of LKQ Corporation Executive Officer 2008 Bonus Program (Corporate) (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on April 8, 2008).

10.17	Form of LKQ Corporation Executive Officer 2008 Bonus Program (Regional) (incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed with the SEC on April 8, 2008).

10.18	Form of LKQ Corporation Executive Officer 2009 Bonus Program (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on March 4, 2009).

10.19	LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on May 12, 2006).

10.20	Form of LKQ Corporation Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on January 17, 2008).

10.21	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on May 21, 2009).

10.22	Consulting Agreement dated as of May 21, 2009 between LKQ Corporation and Mark T. Spears (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on May 21, 2009).

10.23	ISDA 2002 Master Agreement between JP Morgan Chase Bank, National Association and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on May 9, 2008).

10.24	ISDA 2002 Master Agreement between Deutsche Bank AG and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries, jurisdictions and assumed names.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

LKQ CORPORATION

By:	/S/ JOSEPH M. HOLSTEN
Joseph M. Holsten President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

Signature	Title
Principal Executive Officer:

/s/ JOSEPH M. HOLSTEN Joseph M. Holsten	President and Chief Executive Officer

Principal Financial Officer:

/s/ JOHN S. QUINN John S. Quinn	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ FRANK P. ERLAIN Frank P. Erlain	Vice President—Finance and Controller

A Majority of the Directors:

/s/ A. CLINTON ALLEN A. Clinton Allen	Director

/s/ ROBERT M. DEVLIN Robert M. Devlin	Director

/s/ DONALD F. FLYNN Donald F. Flynn	Director

/s/ KEVIN F. FLYNN Kevin F. Flynn	Director

/s/ RONALD G. FOSTER Ronald G. Foster	Director

/s/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director

/s/ PAUL M. MEISTER Paul M. Meister	Director

/s/ JOHN F. O’BRIEN John F. O’Brien	Director

/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Director