Form 10-Q
period 2010-03-31
LKQ CORP
filed 2010-04-30
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

At April 23, 2010, the registrant had issued and outstanding an aggregate of 142,837,673 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and equivalents	$193,536	$108,906
Receivables, net	156,337	152,443
Inventory	390,950	385,686
Deferred income taxes	29,873	31,847
Prepaid income taxes	—	4,663
Prepaid expenses	12,074	9,603
Assets of discontinued operations	—	9,720

Total Current Assets	782,770	702,868

Property and Equipment, net	292,425	289,902
Intangible Assets:
Goodwill	945,838	938,783
Other intangibles, net	66,205	67,239
Other Assets	22,059	21,329

Total Assets	$2,109,297	$2,020,121

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$58,050	$51,300
Accrued expenses:
Accrued payroll-related liabilities	33,899	37,314
Self-insurance reserves	33,603	30,368
Other accrued expenses	27,274	26,345
Income taxes payable	23,240	—
Deferred revenue	9,567	9,259
Current portion of long-term obligations	15,401	10,063
Liabilities of discontinued operations	3,329	3,832

Total Current Liabilities	204,363	168,481

Long-Term Obligations, Excluding Current Portion	581,211	592,982
Deferred Income Tax Liabilities	53,368	52,209
Other Noncurrent Liabilities	25,046	27,015

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 142,687,893 and 142,004,797 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,427	1,420
Additional paid-in capital	825,154	815,952
Retained earnings	423,395	369,459
Accumulated other comprehensive loss	(4,667)	(7,397)

Total Stockholders’ Equity	1,245,309	1,179,434

Total Liabilities and Stockholders’ Equity	$2,109,297	$2,020,121

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$603,516	$510,870
Cost of goods sold	320,226	281,299

Gross margin	283,290	229,571
Facility and warehouse expenses	57,776	48,929
Distribution expenses	51,189	44,272
Selling, general and administrative expenses	75,087	66,372
Restructuring expenses	80	803
Depreciation and amortization	9,229	8,274

Operating income	89,929	60,921

Other expense (income):
Interest expense, net	7,276	7,578
Other income, net	(161)	(41)

Total other expense, net	7,115	7,537

Income from continuing operations before provision for income taxes	82,814	53,384
Provision for income taxes	30,831	21,366

Income from continuing operations	51,983	32,018

Discontinued operations:
Income from discontinued operations, net of taxes	224	286
Gain on sale of discontinued operations, net of taxes	1,729	—

Income from discontinued operations	1,953	286

Net income	$53,936	$32,304

Basic earnings per share (a)
Income from continuing operations	$0.37	$0.23
Income from discontinued operations	0.01	0.00

Total	$0.38	$0.23

Diluted earnings per share (a)
Income from continuing operations	$0.36	$0.22
Income from discontinued operations	0.01	0.00

Total	$0.37	$0.23

Weighted average common shares outstanding:
Basic	142,194	139,793
Diluted	145,124	142,789

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,936	$32,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,980	9,291
Stock-based compensation expense	2,524	1,711
Deferred income taxes	418	2,254
Excess tax benefit from share-based payments	(3,500)	(261)
Gain on sale of discontinued operations	(2,744)	—
Other	785	592
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Receivables	(3,306)	10,084
Inventory	(4,173)	(24,789)
Prepaid income taxes/income taxes payable	30,276	18,018
Accounts payable	5,663	(2,546)
Other operating assets and liabilities	(1,794)	(7,133)

Net cash provided by operating activities	88,065	39,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,902)	(6,918)
Proceeds from sales of property and equipment	92	109
Proceeds from sale of businesses, net of cash sold	11,992	—
Cash used in acquisitions, net of cash acquired	(3,746)	(15,756)

Net cash used in investing activities	(2,564)	(22,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,185	331
Excess tax benefit from share-based payments	3,500	261
Repayments of long-term debt	(7,827)	(6,100)
Borrowings under line of credit	—	2,310

Net cash used in financing activities	(1,142)	(3,198)

Effect of exchange rate changes on cash and equivalents	271	(19)
Net increase in cash and equivalents	84,630	13,743
Cash and equivalents, beginning of period	108,906	79,067

Cash and equivalents, end of period	$193,536	$92,810

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$150	$729
Cash paid for income taxes, net of refunds	1,314	1,189
Cash paid for interest	7,142	7,523
Property and equipment purchases not yet paid	159	301

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2009	142,005	$1,420	$815,952	$369,459	$(7,397)	$1,179,434
Net income	—	—	—	53,936	—	53,936
Net reduction of unrealized loss on fair value of interest rate swap agreements, net of tax of $645	—	—	—	—	1,146	1,146
Foreign currency translation	—	—	—	—	1,584	1,584

Total comprehensive income	—	—	—	—	—	56,666
Stock issued as director compensation	3	—	73	—	—	73
Stock-based compensation expense	—	—	2,451	—	—	2,451
Exercise of stock options	680	7	3,178	—	—	3,185
Excess tax benefit from share-based payments	—	—	3,500	—	—	3,500

BALANCE, March 31, 2010	142,688	$1,427	$825,154	$423,395	$(4,667)	$1,245,309

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

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010.

As described in Note 3, “Discontinued Operations,” during the fourth quarter of 2009, we sold, agreed to sell or closed certain of our self service facilities. These facilities qualified for treatment as discontinued operations. The financial results and assets and liabilities of these facilities are segregated from our continuing operations and presented as discontinued operations in the unaudited consolidated condensed balance sheets and unaudited consolidated condensed statements of income for all periods presented.

Note 2. Financial Statement Information

Revenue Recognition

The majority of our revenue is derived from the sale of recycled and aftermarket products. Revenue is recognized when the products are shipped and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $15.0 million and $15.8 million at March 31, 2010 and December 31, 2009, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our unaudited consolidated condensed balance sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $5.8 million and $6.5 million at March 31, 2010 and December 31, 2009, respectively.

Inventory

Inventory consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Salvage products	$155,695	$152,438
Aftermarket and refurbished products	228,657	226,299
Core facilities inventory	6,598	6,949

	$390,950	$385,686

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired), and other specifically identifiable intangible assets, including the Keystone trade name, covenants not to compete and trademarks.

The change in the carrying amount of goodwill during the three months ended March 31, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$938,783
Business acquisition	5,498
Exchange rate effects	1,557

Balance as of March 31, 2010	$945,838

Other intangible assets totaled approximately $66.2 million and $67.2 million, net of accumulated amortization of $10.2 million and $9.2 million, at March 31, 2010 and December 31, 2009, respectively. Amortization expense was approximately $1.1 million and $1.0 million during the three months ended March 31, 2010 and 2009, respectively. Estimated annual amortization expense is approximately $4.0 million for each of the years 2010 through 2014.

Depreciation Expense

Included in cost of goods sold on the unaudited consolidated condensed statements of income is depreciation expense associated with refurbishing and smelting operations.

Warranty Reserve

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. The changes in the warranty reserve during the first three months of 2010 were as follows (in thousands):

Balance as of January 1, 2010	$604
Warranty expense	1,710
Warranty claims	(1,705)

Balance as of March 31, 2010	$609

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

Stock-Based Compensation

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of options granted during the respective periods:

	Three Months Ended March 31,
	2010	2009
Expected life (in years)	6.4	6.3
Risk-free interest rate	3.18%	1.83%
Volatility	43.9%	44.6%
Dividend yield	0%	0%
Weighted average fair value of options granted	$9.55	$5.47

Estimated forfeitures – When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For options granted in 2010, a forfeiture rate of 8.0% has been used in calculating the stock-based compensation expense for employee option grants, while a forfeiture rate of 0% has been used in calculating the stock-based compensation expense for executive officer option grants.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options	$2,226	$1,460
Restricted stock	225	179
Stock issued to non-employee directors	73	72

Total stock-based compensation expense	$2,524	$1,711

The following table sets forth the total stock-based compensation expense included in the accompanying unaudited consolidated condensed statements of income (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of goods sold	$70	$11
Facility and warehouse expenses	527	620
Selling, general and administrative expenses	1,927	1,080

	2,524	1,711
Income tax benefit	(992)	(674)

Total stock-based compensation expense, net of tax	$1,532	$1,037

We have not capitalized any stock-based compensation costs during either the three months ended March 31, 2010 or 2009. As of March 31, 2010, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	Total
Remainder of 2010	$6,877	$688	$7,565
2011	8,353	913	9,266
2012	7,026	913	7,939
2013	4,767	208	4,975
2014	3,123	139	3,262
2015	67	—	67

Total unrecognized compensation expense	$30,213	$2,861	$33,074

Fair Value of Financial Instruments

We are required to disclose the fair value for any financial instruments carried at cost on the balance sheet.

Our debt is reflected on the balance sheet at cost. Based on current market conditions, our interest rate margins are below the rate available in the market, which causes the fair value of our debt to fall below the carrying value. The fair value of our term loans (see Note 5, “Long-Term Obligations”) is approximately $575 million at March 31, 2010, as compared to the carrying value of $589.5 million. We estimated the fair value of our term loans by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at March 31, 2010 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our term loans. The carrying amounts of our cash and equivalents, net trade receivables and accounts payable approximate fair value.

We apply the market and income approaches to value our financial assets and liabilities, which include the cash surrender value of life insurance, deferred compensation liabilities and interest rate swaps. Required fair value disclosures are included in Note 7, “Fair Value Measurements.”

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

Segments

Our vehicle replacement products operations are organized into three operating segments, composed of wholesale recycled and aftermarket products, self service retail products, and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

The following table sets forth our revenue by product category within our reportable segment (in thousands):

	Three Months Ended March 31,
	2010	2009
Recycled and related products and services	$215,223	$184,525
Aftermarket, other new and refurbished products	312,373	281,651
Other	75,920	44,694

	$603,516	$510,870

Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows.

Note 3. Discontinued Operations

On October 1, 2009, we sold to Schnitzer Steel Industries, Inc. (“SSI”) four self service retail facilities in Oregon and Washington and certain business assets related to two self service facilities in Northern California and a self service facility in Portland, Oregon for $17.5 million, net of cash sold. We recognized a gain on the sale of approximately $2.5 million, net of tax, in our fourth quarter 2009 results. Goodwill totaling $9.9 million was included in the cost basis of net assets disposed when determining the gain on sale. In the fourth quarter of 2009, we closed the two self service facilities in Northern California and converted the self service operation in Portland to a wholesale recycling business.

On January 15, 2010, we also sold to SSI two self service retail facilities in Dallas, Texas for $12.0 million. We recognized a gain on the sale of approximately $1.7 million, net of tax, in our first quarter 2010 results. Goodwill totaling $6.7 million was included in the cost basis of net assets disposed when determining the gain on sale.

The self service facilities that we sold or closed are reported as discontinued operations for all periods presented. A summary of the assets and liabilities applicable to discontinued operations included in the unaudited consolidated condensed balance sheets as of March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31, 2010	December 31, 2009
Inventory	$—	$1,152
Other current assets	—	307
Property and equipment, net	—	1,553
Goodwill	—	6,708

Total assets	$—	$9,720

Accounts payable and accrued liabilities	$3,329	$3,832

Total liabilities	$3,329	$3,832

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

Results of operations for the discontinued operations for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue	$686	$7,119

Income before income tax provision	355	454
Income tax provision	131	168

Income from discontinued operations, net of taxes, before gain on sale of discontinued operations	224	286
Gain on sale of discontinued operations, net of taxes of $1,015	1,729	—

Income from discontinued operations, net of taxes	$1,953	$286

As of March 31, 2010, approximately $3.3 million of accrued restructuring expenses remained in liabilities of discontinued operations on our unaudited consolidated condensed balance sheets for the excess lease payments (net of estimated sublease income), and facility closure costs related to the two closed self service facilities in Northern California. The excess facility costs are expected to be paid over the remaining term of the leases through 2018.

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

On January 11, 2008 and October 1, 2009, our Board of Directors granted a total of 190,000 and 50,000 shares, respectively, of restricted stock to certain of our key employees under our Equity Incentive Plan. The grant-date fair value of the January 11, 2008 awards (“2008 Restricted Stock Awards”) was approximately $3.6 million, or $19.14 per share. The grant-date fair value of the October 1, 2009 award (“2009 Restricted Stock Award”) was approximately $0.9 million, or $18.595 per share. Vesting of the awards is subject to a continued service condition, with 20% of the shares vesting each year on the anniversary date of the grant for the 2008 Restricted Stock Awards and 10% of the shares vesting every six months from the date of the grant for the 2009 Restricted Stock Award. The fair value of each share of restricted stock awarded was equal to the market value of a share of our common stock on the grant date. Until the shares of restricted stock vest, they may not be sold, pledged or otherwise transferred and are subject to forfeiture upon the recipient’s voluntary termination of employment or termination for cause. The fair value of restricted shares that vested during the three months ended March 31, 2010 was approximately $0.8 million.

A summary of transactions in our stock-based compensation plans for the three months ended March 31, 2010 is as follows:

	Restricted Shares and Options Available For Grant	Restricted Shares		Stock Options
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	3,642,803	202,000	$19.00	9,329,407	$8.81
Granted	(1,697,200)	—	—	1,697,200	19.96
Exercised	—	—	—	(679,523)	4.69
Vested	—	(38,000)	19.14	—	—
Cancelled	27,950	—	—	(27,950)	14.84

Balance, March 31, 2010	1,973,553	164,000	$18.97	10,319,134	$10.90

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

The following table summarizes information about outstanding and exercisable stock options at March 31, 2010:

Range of Exercise Prices	Outstanding			Exercisable
	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75	18,000	0.8	$0.75	18,000	0.8	$0.75
2.00 -2.19	797,760	2.4	2.10	797,760	2.4	2.10
3.25 -3.96	482,400	3.5	3.26	482,400	3.5	3.26
4.17 -4.64	2,383,207	4.5	4.37	2,383,207	4.5	4.37
7.56 -7.59	166,000	5.5	7.59	165,400	5.5	7.59
9.34 -12.11	3,391,400	7.6	10.98	1,514,740	6.9	10.48
16.41 -22.58	3,080,367	8.9	19.58	530,583	7.8	19.14

	10,319,134	6.6	$10.90	5,892,090	5.1	$6.95

At March 31, 2010, a total of 10,132,248 options with an average exercise price of $10.79 and a weighted average remaining contractual life of 6.6 years were exercisable or expected to vest. The total grant-date fair value of options that vested during the three months ended March 31, 2010 was approximately $3.3 million.

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at March 31, 2010 is $97.0 million, $96.4 million and $78.7 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $20.30 on March 31, 2010. This amount changes based upon the fair market value of our common stock. There were 679,523 stock options exercised during the three months ended March 31, 2010 with an intrinsic value of $10.2 million. There were 82,267 stock options exercised during the three months ended March 31, 2009 with an intrinsic value of $0.8 million.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Senior secured debt financing facility:
Term loans payable	$589,453	$595,716
Revolving credit facility	—	—
Notes payable to individuals through August 2019, interest at 2.0% to 10.0%	7,159	7,329

	596,612	603,045
Less current maturities	(15,401)	(10,063)

	$581,211	$592,982

We obtained a senior secured debt financing facility from Lehman Brothers Inc. and Deutsche Bank Securities, Inc. on October 12, 2007, which was amended on October 26, 2007 and was further amended on October 27, 2009 (as further amended, the “Credit Agreement”). The Credit Agreement matures on October 12, 2013 and includes a $610 million term loan, a $40 million Canadian currency term loan, an $85 million U.S. dollar revolving credit facility, and a $15 million dual currency revolving facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provides for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars and (ii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate and provided further that no existing lender is required to make its pro rata share of any such additions or increases without its consent. Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts that began in the first quarter of 2008, with the balance payable in full on October 12, 2013. Amounts due under each revolving credit facility will be due and payable on October 12, 2013. We are also required to prepay the term loan facilities with certain amounts generated by the sale of assets under certain circumstances, the incurrence of certain debt, and the receipt of certain insurance and condemnation proceeds, in each case, to the extent of the proceeds of such event, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio.

As of March 31, 2010, there were no borrowings against our revolving credit facility of $100 million. Availability on the revolving credit facility is reduced by outstanding letters of credit. At March 31, 2010, there was $23.9 million of outstanding letters of credit and thus availability on the revolving credit facility totaled approximately $76.1 million.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, the most restrictive of which is the required senior secured debt ratio. We were in compliance with all restrictive covenants as of March 31, 2010 and December 31, 2009.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates, including the effect of interest rate swap agreements and before the amortization of debt issuance costs, on borrowings outstanding against our senior secured credit facility at March 31, 2010 and December 31, 2009 were 4.55% and 4.53%, respectively. Borrowings against the senior secured credit facility totaled $589.5 million and $595.7 million at March 31, 2010 and December 31, 2009, respectively, of which $12.5 million and $7.5 million are classified as current maturities, respectively.

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

At March 31, 2010, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate term loans, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Beginning on the effective dates of the interest rate swap agreements, on a monthly basis through the maturity date, we have paid and will pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Other Comprehensive Income and is reclassified to earnings when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes our interest rate agreements in effect as of March 31, 2010:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$ 50,000,000	April 14, 2008	April 14, 2010	4.68%
$200,000,000	April 14, 2008	April 14, 2011	4.99%
$250,000,000	September 15, 2008	October 14, 2010	4.88%

*	Includes applicable margin of 2.25% per annum

As of March 31, 2010, the fair market value of these contracts was a liability of $8.4 million and is included in other accrued expenses on our unaudited consolidated condensed balance sheet. During the three months ended March 31, 2010, we recognized a $0.8 million loss (net of tax) on derivatives in Other Comprehensive Income. Approximately $1.9 million of losses (net of tax) were reclassified to interest expense from Accumulated Other Comprehensive Loss during the three months ended March 31, 2010. As of March 31, 2010, we estimate that $5.4 million of net derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months. There was no hedge ineffectiveness for the three months ended March 31, 2010 and 2009.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

Note 7. Fair Value Measurements

Effective January 1, 2010, we adopted a newly issued accounting standard which clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and requires additional disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

The tables below present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We use the market and income approaches to value our financial assets and liabilities, and there were no changes in valuation techniques during the three months ended March 31, 2010. Our Level 2 assets and liabilities are valued using inputs from third parties and market observable data. We obtain valuation data for the cash surrender value of life insurance and deferred compensation liabilities from third party sources, which determine the net asset values for our accounts using quoted market prices, investment allocations and reportable trades. We value the interest rate swaps using a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as LIBOR and forward interest rates. The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	Balance as of March 31, 2010	Fair Value Measurements as of March 31, 2010
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$8,652	$—	$8,652	$—

Total Assets	$8,652	$—	$8,652	$—

Liabilities:
Deferred compensation liabilities	$9,088	$—	$9,088	$—
Interest rate swaps	8,422	—	8,422	—

Total Liabilities	$17,510	$—	$17,510	$—

	Balance as of December 31, 2009	Fair Value Measurements as of December 31, 2009
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$7,323	$—	$7,323	$—

Total Assets	$7,323	$—	$7,323	$—

Liabilities:
Deferred compensation liabilities	$7,902	$—	$7,902	$—
Interest rate swaps	10,213	—	10,213	—

Total Liabilities	$18,115	$—	$18,115	$—

The cash surrender value of life insurance and deferred compensation liabilities are included in other assets and other noncurrent liabilities, respectively, on our unaudited consolidated condensed balance sheets.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

Note 8. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at March 31, 2010 are as follows (in thousands):

Nine months ended December 31, 2010	$42,713
Years ended December 31:
2011	47,758
2012	39,287
2013	33,183
2014	24,199
2015	16,801
Thereafter	47,787

Future Minimum Lease Payments	$251,728

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

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Income from continuing operations	$51,983	$32,018

Denominator for basic earnings per share- Weighted-average shares outstanding	142,194	139,793
Effect of dilutive securities:
Stock options	2,915	2,991
Restricted stock	15	5

Denominator for diluted earnings per share- Adjusted weighted-average shares outstanding	145,124	142,789

Basic earnings per share from continuing operations	$0.37	$0.23

Diluted earnings per share from continuing operations	$0.36	$0.22

The following chart sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2010	2009
Antidilutive securities:
Stock options	3,080	3,183
Restricted stock	—	152

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

Note 10. Business Combinations

During the three months ended March 31, 2010, we made one acquisition, a tire recycling business that we expect will support all of our operating segments. As the acquisition is immaterial to our business, we have omitted the detailed disclosures for this acquisition prescribed by the accounting guidance on business combinations.

On October 1, 2009, we acquired Greenleaf Auto Recyclers, LLC (“Greenleaf”) from SSI for $38.8 million, net of cash acquired. Greenleaf is the entity through which SSI operated its wholesale recycling business. We recorded a gain on bargain purchase for the Greenleaf acquisition totaling $4.3 million in our results of operations for 2009. We continue to evaluate the purchase price allocation, including the opening value of inventory, accrued liabilities and deferred taxes, which may require us to adjust the recorded gain.

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

The primary reason for our acquisitions made in 2010 and 2009 was to help us further our goal of becoming a one-stop provider for alternative replacement parts. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. All or substantially all of the employees of these businesses became our employees following acquisition. These factors contributed to purchase prices that included, in most cases, a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during 2010 and 2009 as though the businesses had been acquired as of January 1, 2009, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Revenue as reported	$603,516	$510,870
Revenue of purchased businesses for the period prior to acquisition	504	36,044

Pro forma revenue	$604,020	$546,914

Income from continuing operations, as reported	$51,983	$32,018
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments	(9)	(2,011)

Pro forma income from continuing operations	$51,974	$30,007

Basic earnings per share from continuing operations, as reported	$0.37	$0.23
Effect of purchased businesses for the period prior to acquisition	(0.00)	(0.01)

Pro forma basic earnings per share from continuing operations (a)	$0.37	$0.21

Diluted earnings per share from continuing operations, as reported	$0.36	$0.22
Effect of purchased businesses for the period prior to acquisition	(0.00)	(0.01)

Pro forma diluted earnings per share from continuing operations (a)	$0.36	$0.21

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

Note 11. Restructuring and Integration Costs

Keystone Integration

We have undertaken certain restructuring activities in connection with our acquisition of Keystone Automotive Industries, Inc. (“Keystone”) completed in the fourth quarter of 2007. The restructuring plan included the elimination of duplicate headcount at Keystone’s corporate headquarters and the integration of our existing aftermarket operations into the Keystone business. We performed an analysis of the overlapping facilities and delivery routes to identify the facilities and routes that could be combined or closed to eliminate duplication with existing LKQ facilities. Drivers and some facility personnel were terminated or relocated as a result of the combination of routes and locations. Certain facilities were closed and the inventory was moved to the combined facilities. Certain costs related to Keystone businesses were accrued as part of purchase accounting while certain costs related to existing LKQ businesses were recorded through charges to restructuring expense.

We have established reserves for severance and related benefits resulting from the integration and costs related to the closure of existing facilities. The facility relocation and other restructuring charges are generally expensed and paid in the same reporting period. Accrued restructuring expenses are included in other accrued expenses in the accompanying unaudited consolidated condensed balance sheets. The changes in accrued restructuring expenses related to the Keystone integration plan from the acquisition date to December 31, 2009 and during the three months ended March 31, 2010 are as follows (in thousands):

	Severance Related Costs	Excess Facility Costs	Facility Relocation and Closure Costs	Other	Total
Reserves established through purchase accounting	$10,433	$1,816	$—	$488	$12,737
Reserves established through restructuring expense	1,300	3,092	4,584	1,511	10,487
Payments	(11,625)	(4,101)	(4,584)	(1,999)	(22,309)

Balance at December 31, 2009	$108	$807	$—	$—	$915

Reserves established through restructuring expense	—	—	—	—	—
Payments	—	(240)	—	—	(240)

Balance at March 31, 2010	$108	$567	$—	$—	$675

The excess facility costs are expected to be paid over the remaining terms of the leases through 2013. The remaining severance and related benefit costs are expected to be paid in 2010.

Restructuring and integration expenses associated with our operations totaled approximately $0.8 million for the three months ended March 31, 2009, and are included in restructuring expenses on the accompanying unaudited consolidated condensed statements of income. These charges included $0.3 million to move inventory between facilities and $0.5 million of other costs, including severance and related benefits.

Greenleaf Integration

In the fourth quarter of 2009, we began our restructuring and integration efforts in connection with the acquisition of Greenleaf on October 1, 2009. The restructuring plan, while not yet finalized, includes the integration of the acquired Greenleaf operations into our existing salvage business. We are in the process of identifying those facilities and delivery routes that will be combined or closed to eliminate the duplication with existing LKQ facilities. Drivers and some facility personnel have been or will be terminated as part of the consolidation of these overlapping facilities and delivery routes. In the fourth quarter 2009, we migrated Greenleaf’s accounting system to the LKQ accounting system and terminated some of the corporate personnel as part of consolidation of Greenleaf into our existing systems and processes.

We anticipate finalizing our restructuring plan no later than the third quarter of 2010, but we expect that the integration activities will not be completed until 2011. We expect to incur approximately $1.9 million of additional charges as we execute the integration plan. These charges are expected to include costs related to the closure of duplicate facilities, the movement of inventory between locations, and severance and related benefits for terminated employees. In addition, we will incur restructuring expense related to excess facility and lease termination costs if we are unable to convert the duplicate facilities to alternate uses or recover the rent from a sublease tenant after we have vacated the facility. These restructuring charges will be expensed as incurred or in the case of excess facility costs at the cease use date for the facility.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

Restructuring and integration expenses associated with the Greenleaf acquisition totaled approximately $0.1 million for the three months ended March 31, 2010, and are included in restructuring expenses on the accompanying unaudited consolidated condensed statements of income. These charges reflected severance and related benefits for terminated personnel.

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

Our effective income tax rate for the three months ended March 31, 2010 was 37.2% compared with 40.0% for the comparable prior year period. The effective income tax rate for the three months ended March 31, 2010 included a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide replacement systems, components, and parts needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily four sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; recycled products originally produced by OEMs, which we refer to as recycled products; and used products that have been remanufactured or refurbished.

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

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the Forward-Looking Statements presented below and the risk factors enumerated in Item 1A in our 2009 Annual Report on Form 10-K filed with the SEC on February 26, 2010, as supplemented in subsequent filings. Due to these factors, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

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

During the three months ended March 31, 2010, we made one acquisition, a tire recycling business that we expect will support all of our operating segments.

In 2009, we acquired eight businesses (five in the wholesale business and three in the recycled heavy-duty truck parts business). The acquisitions enabled us to increase our geographic presence in the wholesale parts business and expand our network of recycled heavy-duty truck parts facilities.

Our 2009 acquisitions included Greenleaf Auto Recyclers, LLC (“Greenleaf”), which we purchased from Schnitzer Steel Industries, Inc. (“SSI”) in October. At the time of the acquisition, Greenleaf operated wholesale recycling businesses from 17 locations. We have begun to merge certain locations together with our existing wholesale recycling operations, which will result in the elimination of approximately 11 operating locations. This acquisition enabled us to increase our geographic presence and increase our capacity in numerous markets.

Divestitures

In October 2009, we sold to SSI four self service retail facilities in Oregon and Washington. We also sold certain business assets to SSI related to two self service retail facilities in Northern California and a self service retail facility in Portland, Oregon. We have closed the two self service retail facilities in Northern California and converted the self service operation in Portland to a wholesale recycling business. We also agreed to sell to SSI two self service retail facilities in Dallas, Texas and closed this portion of the transaction on January 15, 2010. Certain of these facilities qualified for treatment as discontinued operations. The financial results and assets and liabilities of these facilities are segregated from our continuing operations and presented as discontinued operations in the consolidated balance sheets and statements of income for all periods presented. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates only to financial results from continuing operations.

Sources of Revenue

We report our revenue in three categories: (i) recycled and related products and services, (ii) aftermarket, other new and refurbished products, and (iii) other.

We generate the majority of our revenue from the sale of vehicle replacement products and related services, which cover sales of (i) recycled and related products and services and (ii) aftermarket, other new and refurbished products. In 2009, sales of vehicle replacement products and services represented approximately 90% of our consolidated sales.

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

There is no standard price for recycled, aftermarket or refurbished products, but rather a pricing structure that varies from day to day based upon such factors as product availability, model year, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing.

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

Business Combinations

The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price allocation is subject to change during the twelve month period subsequent to the acquisition date, with the adjustments reflected retrospectively to the acquisition date. We utilize management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During the first quarter of 2010, we have not identified any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we have not updated our 2009 impairment tests.

Our vehicle replacement products operations are organized into three operating segments, composed of our wholesale recycled and aftermarket products, self service retail products, and recycled heavy-duty truck products. We also concluded that these three operating segments are reporting units for purposes of goodwill impairment testing in 2009.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of March 31, 2010, we had $945.8 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2009. A 10% decrease in the fair value estimates of the reporting units in the fourth quarter of 2009 impairment test would not have changed this determination.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $1.4 million and $1.5 million at March 31, 2010 and December 31, 2009, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment of $1.4 million to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

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

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards. We have been in existence since February 1998 and have been a public company since October 2003. We have elected to use the Black-Scholes valuation model. We use the simplified method in developing an estimate of expected life of share options and will continue to use this method until we have the historical data necessary to provide a reasonable estimate of expected life. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on voluntary and involuntary termination behavior as well as historical forfeiture rates. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key assumptions used in determining the fair value of stock options granted in 2010 were: expected term of 6.4 years; risk-free interest rate of 3.18%; dividend yield of 0%; weighted average forfeiture rate of 7.0%; and volatility of 43.9%.

Recently Issued Accounting Pronouncements

See Note 7, “Fair Value Measurements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the new accounting standard that we adopted effective January 1, 2010.

Segment Reporting

Over 95% of our operations are conducted in the United States. We have a recycled products business with locations in Guatemala and Costa Rica. Through March 31, 2010, we acquired a total of five recycled products businesses located in Canada. Keystone Automotive Industries, Inc. (“Keystone”), which we acquired in October 2007, has bumper refurbishing operations in Mexico and aftermarket products businesses located in Canada. Revenue generated and properties located outside of the United States are not material.

Our vehicle replacement products operations are organized into three operating segments, composed of wholesale recycled and aftermarket products, self service retail products and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
Statement of Operations Data:	2010	2009
Revenue	100.0%	100.0%
Cost of goods sold	53.1%	55.1%
Gross margin	46.9%	44.9%
Facility and warehouse expenses	9.6%	9.6%
Distribution expenses	8.5%	8.7%
Selling, general and administrative expenses	12.4%	13.0%
Restructuring expenses	0.0%	0.2%
Depreciation and amortization	1.5%	1.6%
Operating income	14.9%	11.9%
Other expense, net	1.2%	1.5%
Income from continuing operations before provision for income taxes	13.7%	10.4%
Income from continuing operations	8.6%	6.3%
Income from discontinued operations	0.3%	0.1%
Net income	8.9%	6.3%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Our revenue increased 18.1% to $603.5 million for the three month period ended March 31, 2010, from $510.9 million for the comparable period of 2009. The increase in revenue was primarily due to the higher volume of products we sold, business acquisitions, and higher revenue from scrap metal and other metal sales. While our total organic growth rate was 10.7%, our organic revenue growth rate for parts and services was 5.6% during the three month period ended March 31, 2010. Other revenue had an organic growth rate of 64.0% for the three month period ended March 31, 2010. The growth in other revenue is primarily attributable to the effects of scrap metal and other metal prices that have increased over unusually low levels in early 2009. In addition, we had higher volumes of scrap metal in 2010 due in part to higher scrap tonnage from cash for clunkers cars, since engines from these vehicles could not be sold. We also had a 0.7% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased 13.8% to $320.2 million in the three month period ended March 31, 2010, from $281.3 million in the comparable period of 2009. As a percentage of revenue, cost of goods sold decreased to 53.1% from 55.1%. The reduction in our cost of goods sold as a percentage of revenue was due primarily to favorable salvage acquisition prices in the latter half of 2009 due to the cash for clunkers program, higher scrap metal and other metal prices in 2010 compared to 2009 and to lower costs for aftermarket products as a result of procurement savings. Our salvage acquisition prices in 2010 have been rising due to the expiration of the cash for clunkers program and tighter supplies of salvage vehicles. In addition, we expect higher costs for aftermarket products as a result of higher freight costs for our overseas product purchases.

Gross Margin. Our gross margin increased 23.4% to $283.3 million in the three month period ended March 31, 2010, from $229.6 million in the comparable period of 2009. As a percentage of revenue, gross margin increased to 46.9% from 44.9%. The increase in our gross margin percentage is due primarily to the factors noted in Cost of Goods Sold above.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 18.1% to $57.8 million in the three month period ended March 31, 2010, from $48.9 million in the comparable period of 2009. Our facility and warehouse expenses increased $8.8 million due primarily to incremental expenses of $3.6 million from business acquisitions (principally the acquisition of Greenleaf in October 2009) and the organic growth of our operations. As a percentage of revenue, facility and warehouse expenses were 9.6% in both periods.

Distribution Expenses. Distribution expenses increased 15.6% to $51.2 million in the three month period ended March 31, 2010, from $44.3 million in the comparable period of 2009. Distribution expenses grew $6.9 million due primarily to incremental expenses of $2.0 million from business acquisitions, $2.1 million of higher fuel costs and $2.3 million for increased variable expenses such as freight costs and truck rentals resulting from higher parts volume in 2010. As a percentage of revenue, our distribution expenses decreased to 8.5% from 8.7% primarily due to improved leverage of our distribution employees in a period of growing revenue and higher revenue from scrap metal and other metals that did not require additional distribution expenditures.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 13.1% to $75.1 million in the three month period ended March 31, 2010, from $66.4 million in the comparable period of 2009. Our business acquisitions accounted for $2.4 million in higher costs, primarily in labor and labor-related expenses. Our remaining selling, general and administrative expenses also increased primarily due to higher labor and labor-related costs of $5.5 million (mostly incentive based compensation and stock option compensation) and higher telephone and data line expenses of $0.8 million, partially offset by $1.1 million of lower legal fees and claims expenses and $0.8 million of lower bad debt expense. As a percentage of revenue, our selling, general, and administrative expenses decreased to 12.4% from 13.0%, primarily due to higher revenue from scrap metal and other metals, lower legal fees and claims expenses and lower bad debt expenses.

Restructuring Expenses. Restructuring expenses decreased 90.0% to $0.1 million in the three month period ended March 31, 2010, from $0.8 million in the comparable period of 2009. The restructuring expenses in the three month period ended March 31, 2010 are the result of the Greenleaf acquisition. The restructuring expenses in 2009 related to the integration of Keystone into pre-existing LKQ operations. While we do not expect further restructuring expenses related to the Keystone acquisition, we do expect to incur future restructuring expenses as we continue to integrate the Greenleaf acquisition made on October 1, 2009. See “Acquisitions” and “Divestitures” above for further information concerning the Greenleaf transaction.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 9.5% to $10.0 million in the three month period ended March 31, 2010, from $9.1 million in the comparable period of 2009. Business acquisitions accounted for $0.4 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization decreased to 1.7% from 1.8%.

Operating Income. Operating income increased 47.6% to $89.9 million in the three month period ended March 31, 2010, from $60.9 million in the comparable period of 2009. As a percentage of revenue, operating income increased to 14.9% from 11.9%. The increase in operating income as a percentage of revenue was primarily due to improved gross margins, lower distribution expenses as a percentage of revenue as described above, lower legal fees and claims expenses, and lower bad debt expenses.

Other (Income) Expense. Total other expense, net decreased 5.6% to $7.1 million for the three month period ended March 31, 2010, from $7.5 million for the comparable period of 2009. The decrease in other expense, net is due primarily to interest expense. Net interest expense decreased 4.0% to $7.3 million for the three month period ended March 31, 2010, from $7.6 million for the comparable period of 2009. Our average bank borrowings were approximately $45.7 million lower at March 31, 2010 as compared to March 31, 2009, due primarily to scheduled repayments and voluntary prepayments of our term loan debt. Our average effective interest rate on our bank borrowings was 5.1% in the first quarter of 2010 and 5.0% in the first quarter of 2009.

Provision for Income Taxes. The provision for income taxes increased 44.3% to $30.8 million for the three month period ended March 31, 2010, from $21.4 million in the comparable period of 2009, due to higher income from continuing operations before provision for income taxes. Our effective income tax rate was 37.2% and 40.0% for the three months ended March 31, 2010 and 2009, respectively. The lower effective income tax rate in 2010 was due to a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization. The provision for the three month period ended March 31, 2009 included $0.3 million in discrete charges for changes in income tax laws, provisions for uncertain tax positions and an increase in valuation allowances.

Income from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes, increased 582.9% to $2.0 million for the three month period ended March 31, 2010, from $0.3 million in the comparable period of 2009. Income from discontinued operations increased primarily due to the gain of $2.7 million ($1.7 million net of tax) from the sale of two self service retail facilities to SSI on January 15, 2010.

2010 Outlook

We estimate that full year 2010 income from continuing operations and diluted earnings per share from continuing operations, excluding the impact of any restructuring expenses, will be in the range of $154 million to $163 million and $1.06 to $1.12, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. At March 31, 2010, we had $193.5 million in cash and cash equivalents and $76.1 million available under our bank credit agreement ($100 million commitment less letters of credit of $23.9 million). See Note 5, “Long-Term Obligations,” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our credit facilities.

Since we entered into the credit facility in October 2007, our average availability under the revolving facilities has been approximately $74 million, and the highest amounts outstanding under our revolving facilities and in the form of letters of credit were $8.9 million and $26.5 million, respectively. We have not utilized the revolving facilities as a primary source of liquidity, but we do maintain sufficient availability if needs arise.

Borrowings under the credit facility accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our senior secured credit facility at March 31, 2010 (after giving effect to the interest rate swap contracts in force, described in Note 6, “Derivative Instruments and Hedging Activities,” in Part I, Item 1 of this Quarterly Report on Form 10-Q) was 4.55%, before debt issuance cost amortization. Borrowings against the senior secured credit facility totaled $589.5 million and $595.7 million at March 31, 2010 and December 31, 2009, respectively, of which $12.5 million and $7.5 million are classified as current maturities, respectively.

On April 16, 2010, Moody’s Investors Service (“Moody’s”) raised its ratings on us and on borrowings under our outstanding credit facility to Ba2 from Ba3. On April 26, 2010, Standard & Poor’s Ratings Services (“S&P”) raised its corporate credit rating on us to BB from BB-, and raised its ratings on borrowings under our outstanding credit facility to BBB- from BB+. Both Moody’s and S&P issued their ratings upgrades with a stable outlook.

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 46,700 and 41,700 wholesale salvage vehicles in the three months ended March 31, 2010 and 2009, respectively. In addition, we acquired approximately 66,600 and 68,200 lower cost self service and crush only vehicles in the three months ended March 31, 2010 and 2009, respectively. We also purchased 13,600 lower cost self service and crush only vehicles for our discontinued operations in the three months ended March 31, 2009. Our purchases of aftermarket parts and wheels totaled approximately $141.5 million and $157.8 million in the three months ended March 31, 2010 and 2009, respectively.

Net cash provided by operating activities totaled $88.1 million for the three months ended March 31, 2010, compared to $39.5 million for the same period of 2009. Net income adjusted for non-cash depreciation, amortization and stock-based compensation generated $66.4 million of cash in 2010, a $23.1 million increase over the same period of 2009. Our investment in our primary working capital accounts (receivables, inventory and accounts payable) was greater in the first quarter of 2009 than the comparable period in 2010. Our net cash outflow for these working capital accounts was $17.3 million in the first quarter of 2009, compared to $1.8 million for the same period in 2010. The variance is primarily attributable to higher aftermarket inventory purchases in the first quarter of 2009 as we built safety stock for new customer programs and expanded our product categories to new locations. The aftermarket inventory growth continued throughout 2009 and reached targeted higher levels by year-end. As a result, we did not invest as heavily in aftermarket inventory in the first quarter of 2010. Similar to 2009, we did not make an estimated federal tax payment in the first quarter of 2010. We will make estimated federal tax payments in the second quarter, which are expected to exceed those remitted in the second quarter of 2009 as a result of our higher pretax income.

Net cash used in investing activities totaled $2.6 million for the three months ended March 31, 2010, compared to $22.6 million for the same period of 2009. We invested $3.7 million of cash in one acquisition in 2010, compared to $15.8 million for three acquisitions in the comparable period for 2009. In January 2010, we completed the sale of two of our self service yards for $12.0 million, net of cash sold. Property and equipment purchases were $10.9 million in the three months ended March 31, 2010, which is $4.0 million greater than the capital expenditures for the comparable period in 2009. The growth in capital expenditures is driven by an increase in site improvement projects compared to the first quarter of 2009 and is consistent with our forecasted increase in capital expenditures in 2010.

Net cash used in financing activities totaled $1.1 million for the three months ended March 31, 2010, compared to $3.2 million for the same period of 2009. In the first quarter of 2010, we elected to prepay $7.5 million of our term loan payments scheduled for the fourth quarter of 2010. In the comparable period for the prior year, we made our regularly scheduled term loan payment of $4.9 million. In the fourth quarter of 2009, we elected to prepay the first three quarters’ term loan payments for 2010, totaling $22.4 million. Thus, we were not required to make a scheduled term loan payment for the first quarter of 2010. Repayments of other debt, which primarily consists of notes issued for business acquisitions, were $0.4 million for the three months ended March 31, 2010, compared to $1.2 million in the prior year. Line of credit borrowings totaled $2.3 million in 2009, resulting from borrowings to fund a

Canadian business acquisition. Cash generated from exercises of stock options provided $3.2 million and $0.3 million in the three months ended March 31, 2010 and 2009, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $3.5 million and $0.3 million in the three months ended March 31, 2010 and 2009, respectively.

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

2010 Outlook

We estimate that our capital expenditures for the remainder of 2010, excluding business acquisitions, will be between $74 million and $84 million. We expect to use these funds for growth projects, including several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be slightly less than 20% of the total for 2010. We anticipate that net cash provided by operating activities for 2010 will be in excess of $160 million.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2009 Annual Report on Form 10-K, filed with the SEC on February 26, 2010 as supplemented in subsequent filings.

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

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan Chase Bank, N.A. and Deutsche Bank AG) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of March 31, 2010, three interest rate swap contracts representing a total of $500 million of notional amount were outstanding with various maturity dates through April 2011. All of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at March 31, 2010 was a liability of approximately $8.4 million, and the value of such contracts is subject to changes in interest rates.

At March 31, 2010, we had unhedged variable rate debt of $89.5 million, which will increase as the interest rate swap contracts expire over the next twelve months. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate on our variable rate debt, interest expense would change by $2.5 million (after giving effect to the hedge expirations) over the next twelve months. To the extent that we have cash investments earning interest, a portion of the interest expense increase resulting from the variable rate change would be mitigated by higher interest income.

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

We do not attempt to hedge our foreign currency risk related to our operations in Central America and Canada as our investment in such operations is not material. We maintain a Canadian dollar term loan that had a balance of CDN $36.3 million as of March 31, 2010. We have not elected to hedge the foreign currency risk related to this term loan.

Item 4.	Controls and Procedures

As of March 31, 2010, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting during the three months ended March 31, 2010 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2009, for information concerning risks and uncertainties that could negatively impact us.

Item 6.	Exhibits

Exhibits

Exhibit Number	Description of Exhibit

10.1	Form of LKQ Corporation Executive Officer 2010 Bonus Program (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on March 5, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

LKQ CORPORATION

/s/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ FRANK P. ERLAIN
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)