Form 10-Q
period 2010-06-30
LKQ CORP
filed 2010-07-30
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

At July 23, 2010, the registrant had issued and outstanding an aggregate of 143,155,166 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and equivalents	$190,477	$108,906
Receivables, net	155,339	152,443
Inventory	412,507	385,686
Deferred income taxes	30,027	31,847
Prepaid income taxes	—	4,663
Prepaid expenses	12,183	9,603
Assets of discontinued operations	—	9,720

Total Current Assets	800,533	702,868
Property and Equipment, net	293,493	289,902
Intangible Assets:
Goodwill	950,621	938,783
Other intangibles, net	65,168	67,239
Other Assets	20,927	21,329

Total Assets	$2,130,742	$2,020,121

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$52,405	$51,300
Accrued expenses:
Accrued payroll-related liabilities	35,959	37,314
Self-insurance reserves	33,770	30,368
Other accrued expenses	25,004	26,345
Income taxes payable	8,816	—
Deferred revenue	9,555	9,259
Current portion of long-term obligations	27,080	10,063
Liabilities of discontinued operations	3,061	3,832

Total Current Liabilities	195,650	168,481
Long-Term Obligations, Excluding Current Portion	567,324	592,982
Deferred Income Tax Liabilities	52,830	52,209
Other Noncurrent Liabilities	25,040	27,015
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 143,128,064 and 142,004,797 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,431	1,420
Additional paid-in capital	832,142	815,952
Retained earnings	461,301	369,459
Accumulated other comprehensive loss	(4,976)	(7,397)

Total Stockholders’ Equity	1,289,898	1,179,434

Total Liabilities and Stockholders’ Equity	$2,130,742	$2,020,121

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$584,681	$486,355	$1,188,197	$997,225
Cost of goods sold	323,415	266,107	643,641	547,406

Gross margin	261,266	220,248	544,556	449,819
Facility and warehouse expenses	55,358	47,835	113,134	96,764
Distribution expenses	51,168	42,732	102,357	87,004
Selling, general and administrative expenses	75,679	66,423	150,766	132,795
Restructuring expenses	290	255	370	1,058
Depreciation and amortization	9,162	8,246	18,391	16,520

Operating income	69,609	54,757	159,538	115,678
Other expense (income):
Interest expense, net	7,155	7,724	14,431	15,302
Other income, net	(138)	(106)	(299)	(147)

Total other expense, net	7,017	7,618	14,132	15,155

Income from continuing operations before provision for income taxes	62,592	47,139	145,406	100,523
Provision for income taxes	24,686	18,684	55,517	40,050

Income from continuing operations	37,906	28,455	89,889	60,473
Discontinued operations:
Income from discontinued operations, net of taxes	—	402	224	688
Gain on sale of discontinued operations, net of taxes	—	—	1,729	—

Income from discontinued operations	—	402	1,953	688

Net income	$37,906	$28,857	$91,842	$61,161

Basic earnings per share (a)
Income from continuing operations	$0.27	$0.20	$0.63	$0.43
Income from discontinued operations	—	0.00	0.01	0.00

Total	$0.27	$0.21	$0.64	$0.44

Diluted earnings per share (a)
Income from continuing operations	$0.26	$0.20	$0.62	$0.42
Income from discontinued operations	—	0.00	0.01	0.00

Total	$0.26	$0.20	$0.63	$0.43

Weighted average common shares outstanding:
Basic	142,842	140,223	142,520	140,009
Diluted	145,496	143,500	145,307	143,317

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,842	$61,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,011	18,589
Stock-based compensation expense	5,112	3,578
Deferred income taxes	(1,097)	1,483
Excess tax benefit from share-based payments	(5,953)	(2,696)
Gain on sale of discontinued operations	(2,744)	—
Other	1,376	1,393
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Receivables	(1,484)	10,585
Inventory	(24,672)	(16,709)
Prepaid income taxes/income taxes payable	18,223	19,397
Accounts payable	(393)	(7,110)
Other operating assets and liabilities	970	(2,632)

Net cash provided by operating activities	101,191	87,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,847)	(18,584)
Proceeds from sales of property and equipment	236	839
Proceeds from sale of businesses, net of cash sold	11,992	—
Cash used in acquisitions, net of cash acquired	(13,742)	(15,952)

Net cash used in investing activities	(22,361)	(33,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,136	2,744
Excess tax benefit from share-based payments	5,953	2,696
Repayments of long-term debt	(8,581)	(11,160)
Borrowings under line of credit	—	2,310

Net cash provided by (used in) financing activities	2,508	(3,410)

Effect of exchange rate changes on cash and equivalents	233	469
Net increase in cash and equivalents	81,571	50,401
Cash and equivalents, beginning of period	108,906	79,067

Cash and equivalents, end of period	$190,477	$129,468

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$381	$729
Cash paid for income taxes, net of refunds	39,697	19,438
Cash paid for interest	14,071	14,898
Property and equipment purchases not yet paid	139	868

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

			Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares Issued	Amount
BALANCE, December 31, 2009	142,005	$1,420	$815,952	$369,459	$(7,397)	$1,179,434
Net income	—	—	—	91,842	—	91,842
Net reduction of unrealized loss on fair value of interest rate swap agreements, net of tax of $1,661	—	—	—	—	2,953	2,953
Foreign currency translation	—	—	—	—	(532)	(532)

Total comprehensive income						94,263
Stock issued as director compensation	7	—	145	—	—	145
Stock-based compensation expense	—	—	4,967	—	—	4,967
Exercise of stock options	1,116	11	5,125	—	—	5,136
Excess tax benefit from share-based payments	—	—	5,953	—	—	5,953

BALANCE, June 30, 2010	143,128	$1,431	$832,142	$461,301	$(4,976)	$1,289,898

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

Note 2. Financial Statement Information

Revenue Recognition

The majority of our revenue is derived from the sale of recycled and aftermarket products. Revenue is recognized when the products are shipped or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $15.0 million and $15.8 million at June 30, 2010 and December 31, 2009, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our unaudited consolidated condensed balance sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $6.4 million and $6.5 million at June 30, 2010 and December 31, 2009, respectively.

Inventory

Inventory consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Salvage products	$181,983	$152,438
Aftermarket and refurbished products	224,584	226,299
Core facilities inventory	5,940	6,949

	$412,507	$385,686

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

The change in the carrying amount of goodwill during the six months ended June 30, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$938,783
Business acquisitions	12,568
Exchange rate effects	(730)

Balance as of June 30, 2010	$950,621

Other intangible assets totaled approximately $65.2 million and $67.2 million, net of accumulated amortization of $11.3 million and $9.2 million, at June 30, 2010 and December 31, 2009, respectively. Amortization expense was approximately $2.1 million during each of the six months ended June 30, 2010 and 2009. Estimated annual amortization expense is approximately $4.0 million for each of the years 2010 through 2014.

Depreciation Expense

Included in cost of goods sold on the unaudited consolidated condensed statements of income is depreciation expense associated with refurbishing and smelting operations.

Warranty Reserve

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. The changes in the warranty reserve during the six months ended June 30, 2010 were as follows (in thousands):

Balance as of January 1, 2010	$604
Warranty expense	3,515
Warranty claims	(3,374)

Balance as of June 30, 2010	$745

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

Stock-Based Compensation

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of options granted during the respective periods:

	Six Months Ended June 30,
	2010	2009
Expected life (in years)	6.4	6.3
Risk-free interest rate	3.18%	1.83%
Volatility	43.9%	44.6%
Dividend yield	0%	0%
Weighted average fair value of options granted	$9.54	$5.47

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

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$2,288	$1,612	$4,514	$3,072
Restricted stock	228	182	453	361
Stock issued to non-employee directors	72	73	145	145

Total stock-based compensation expense	$2,588	$1,867	$5,112	$3,578

The following table sets forth the total stock-based compensation expense included in the accompanying unaudited consolidated condensed statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of goods sold	$73	$12	$143	$23
Facility and warehouse expenses	540	684	1,067	1,304
Selling, general and administrative expenses	1,975	1,171	3,902	2,251

	2,588	1,867	5,112	3,578
Income tax benefit	(1,017)	(736)	(2,009)	(1,410)

Total stock-based compensation expense, net of tax	$1,571	$1,131	$3,103	$2,168

We have not capitalized any stock-based compensation costs during either the six months ended June 30, 2010 or 2009. As of June 30, 2010, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	Total
Remainder of 2010	$4,596	$460	$5,056
2011	8,366	913	9,279
2012	7,038	913	7,951
2013	4,780	208	4,988
2014	3,136	139	3,275
2015	73	—	73

Total unrecognized compensation expense	$27,989	$2,633	$30,622

Fair Value of Financial Instruments

We are required to disclose the fair value for any financial instruments carried at cost on the balance sheet.

Our debt is reflected on the balance sheet at cost. Based on current market conditions, our interest rate margins are below the rate available in the market, which causes the fair value of our debt to fall below the carrying value. The fair value of our term loans (see Note 5, “Long-Term Obligations”) is approximately $570 million at June 30, 2010, as compared to the carrying value of $587.8 million. We estimated the fair value of our term loans by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at June 30, 2010 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our term loans. The carrying amounts of our cash and equivalents, net trade receivables and accounts payable approximate fair value.

We apply the market and income approaches to value our financial assets and liabilities, which include the cash surrender value of life insurance, deferred compensation liabilities and interest rate swaps. Required fair value disclosures are included in Note 7, “Fair Value Measurements.”

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Segments

Our vehicle replacement products operations are organized into three operating segments, composed of wholesale recycled and aftermarket products, self service recycled products, and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

The following table sets forth our revenue by product category within our reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Recycled and related products and services	$214,159	$183,033	$429,382	$367,558
Aftermarket, other new and refurbished products	290,271	260,632	602,644	542,283
Other	80,251	42,690	156,171	87,384

	$584,681	$486,355	$1,188,197	$997,225

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

The self service facilities that we sold or closed are reported as discontinued operations for all periods presented. We reported these facilities in discontinued operations because the cash flows derived from the facilities were eliminated as a result of the sales or closures and we will not have continuing involvement in these facilities. A summary of the assets and liabilities applicable to discontinued operations included in the unaudited consolidated condensed balance sheets as of June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30, 2010	December 31, 2009
Inventory	$—	$1,152
Other current assets	—	307
Property and equipment, net	—	1,553
Goodwill	—	6,708

Total assets	$—	$9,720

Accounts payable and accrued liabilities	$3,061	$3,832

Total liabilities	$3,061	$3,832

As of June 30, 2010, approximately $3.1 million of accrued restructuring expenses remained in liabilities of discontinued operations on our unaudited consolidated condensed balance sheets for the excess lease payments (net of estimated sublease income), and facility closure costs related to the two closed self service facilities in Northern California. The excess facility costs are expected to be paid over the remaining term of the leases through 2018.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Results of operations for the discontinued operations for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$—	$6,399	$686	$13,518
Income before income tax provision	—	638	355	1,092
Income tax provision	—	236	131	404

Income from discontinued operations, net of taxes, before gain on sale of discontinued operations	—	402	224	688
Gain on sale of discontinued operations, net of taxes of $1,015	—	—	1,729	—

Income from discontinued operations, net of taxes	$—	$402	$1,953	$688

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

A summary of transactions in our stock-based compensation plans for the six months ended June 30, 2010 is as follows:

	Restricted Shares and Options Available For Grant	Restricted Shares		Stock Options
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	3,642,803	202,000	$19.00	9,329,407	$8.81
Granted	(1,705,533)	—	—	1,705,533	19.96
Exercised	—	—	—	(1,115,948)	4.60
Restricted shares vested	—	(43,000)	19.07	—	—
Cancelled	83,125	—	—	(83,125)	15.96

Balance, June 30, 2010	2,020,395	159,000	$18.98	9,835,867	$11.16

The following table summarizes information about outstanding and exercisable stock options at June 30, 2010:

Range of Exercise Prices	Outstanding			Exercisable
	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75 – 5.00	3,302,902	3.7	$3.74	3,302,902	3.7	$3.74
5.01 – 10.00	822,640	5.5	9.32	657,120	5.5	9.21
10.01 – 15.00	2,659,100	7.8	11.29	969,207	7.2	10.84
15.01 – 20.00	3,021,225	8.7	19.56	530,120	7.5	19.09
20.01 +	30,000	7.9	21.61	11,600	7.9	21.66

	9,835,867	6.5	$11.16	5,470,949	4.9	$7.18

At June 30, 2010, a total of 9,689,614 options with an average exercise price of $11.07 and a weighted average remaining contractual life of 6.4 years were exercisable or expected to vest.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at June 30, 2010 is $81.0 million, $80.7 million and $66.2 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $19.28 on June 30, 2010. This amount changes based upon the fair market value of our common stock. There were 1,115,948 stock options exercised during the six months ended June 30, 2010 with an intrinsic value of $17.2 million. There were 654,088 stock options exercised during the six months ended June 30, 2009 with an intrinsic value of $7.8 million.

The total grant-date fair value of options that vested during the six months ended June 30, 2010 was approximately $3.4 million. The fair value of restricted shares that vested during the six months ended June 30, 2010 was approximately $0.9 million.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Senior secured debt financing facility:
Term loans payable	$587,808	$595,716
Revolving credit facility	—	—
Notes payable to individuals through August 2019, interest at 2.0% to 10.0%	6,596	7,329

	594,404	603,045
Less current maturities	(27,080)	(10,063)

	$567,324	$592,982

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

As of June 30, 2010, there were no borrowings against our revolving credit facility of $100 million. Availability on the revolving credit facility is reduced by outstanding letters of credit. At June 30, 2010, there was $20.1 million of outstanding letters of credit and thus availability on the revolving credit facility totaled approximately $79.9 million.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, the most restrictive of which is the required senior secured debt ratio. We were in compliance with all restrictive covenants as of June 30, 2010 and December 31, 2009.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates, including the effect of interest rate swap agreements and before the amortization of debt issuance costs, on borrowings outstanding against our senior secured credit facility at June 30, 2010 and December 31, 2009 were 4.41% and 4.53%, respectively. Borrowings against the senior secured credit facility totaled $587.8 million and $595.7 million at June 30, 2010 and December 31, 2009, respectively, of which $24.9 million and $7.5 million are classified as current maturities, respectively.

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

At June 30, 2010, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate term loans, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Beginning on the effective dates of the interest rate swap agreements, on a monthly basis through the maturity date, we have paid and will pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Other Comprehensive Income and is reclassified to earnings when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes our interest rate agreements in effect as of June 30, 2010:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$200,000,000	April 14, 2008	April 14, 2011	4.99%
$250,000,000	September 15, 2008	October 14, 2010	4.88%

*	Includes applicable margin of 2.25% per annum

As of June 30, 2010, the fair market value of these contracts was a liability of $5.6 million and is included in other accrued expenses on our unaudited consolidated condensed balance sheet. During the six months ended June 30, 2010, we recognized a $0.7 million loss (net of tax) on derivatives in other comprehensive income. Approximately $3.7 million of losses (net of tax) were reclassified to interest expense from accumulated other comprehensive loss during the six months ended June 30, 2010. As of June 30, 2010, we estimate that $3.6 million of net derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months. There was no hedge ineffectiveness for the six months ended June 30, 2010 and 2009.

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

The tables below present information about our assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We use the market and income approaches to value our financial assets and liabilities, and there were no changes in valuation techniques during the six months ended June 30, 2010. Our Level 2 assets and liabilities are valued using inputs from third parties and market observable data. We obtain valuation data for the cash surrender value of life insurance and deferred compensation liabilities from third party sources, which determine the net asset values for our accounts using quoted market prices, investment allocations and reportable trades. We value the interest rate swaps using a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as LIBOR and forward interest rates. The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	Balance as of June 30, 2010	Fair Value Measurements as of June 30, 2010
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$8,387	$—	$8,387	$—

Total Assets	$8,387	$—	$8,387	$—

Liabilities:
Deferred compensation liabilities	$8,454	$—	$8,454	$—
Interest rate swaps	5,599	—	5,599	—

Total Liabilities	$14,053	$—	$14,053	$—

	Balance as of December 31, 2009	Fair Value Measurements as of December 31, 2009
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$7,323	$—	$7,323	$—

Total Assets	$7,323	$—	$7,323	$—

Liabilities:
Deferred compensation liabilities	$7,902	$—	$7,902	$—
Interest rate swaps	10,213	—	10,213	—

Total Liabilities	$18,115	$—	$18,115	$—

The cash surrender value of life insurance and deferred compensation liabilities are included in other assets and other noncurrent liabilities, respectively, on our unaudited consolidated condensed balance sheets.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 8. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at June 30, 2010 are as follows (in thousands):

Six months ending December 31, 2010	$29,253
Years ending December 31:
2011	50,021
2012	41,391
2013	35,338
2014	25,887
2015	18,165
Thereafter	50,213

Future Minimum Lease Payments	$250,268

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

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income from continuing operations	$37,906	$28,455	$89,889	$60,473

Denominator for basic earnings per share-Weighted- average shares outstanding	142,842	140,223	142,520	140,009
Effect of dilutive securities:
Stock options	2,637	3,277	2,771	3,305
Restricted stock	17	—	16	3

Denominator for diluted earnings per share-Adjusted weighted- average shares outstanding	145,496	143,500	145,307	143,317

Basic earnings per share from continuing operations	$0.27	$0.20	$0.63	$0.43

Diluted earnings per share from continuing operations	$0.26	$0.20	$0.62	$0.42

The following chart sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Antidilutive securities:
Stock options	3,051	3,102	3,051	1,369
Restricted stock	—	152	—	152

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 10. Business Combinations

During the six months ended June 30, 2010, we made five acquisitions (three in the wholesale parts business, one in the recycled heavy-duty truck parts business and one tire recycling business). The acquisitions enabled us to expand our geographic presence in the wholesale parts business and expand our network of recycled heavy-duty truck parts facilities. The tire recycling business will support all of our operating segments. As these acquisitions are immaterial to our business, we have omitted the detailed disclosures for these acquisitions prescribed by the accounting guidance on business combinations.

In July 2010, we completed three acquisitions, all of which will be included in our wholesale recycled and aftermarket products operating segment. We are in the process of completing the purchase accounting for these acquisitions, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed.

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

Also in 2009, we acquired a 100% interest in each of seven businesses (four in the wholesale parts business and three in the recycled heavy-duty truck parts business). The aggregate consideration for these seven businesses totaled approximately $29.5 million in cash, net of cash acquired, and $1.2 million of debt issued.

The acquisitions are being accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition.

The primary reason for our acquisitions made in 2010 and 2009 was to help us further our goal of becoming a one-stop provider for alternative vehicle replacement parts. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. All or substantially all of the employees of these businesses became our employees following acquisition. These factors contributed to purchase prices that included, in many cases, a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during 2010 and 2009 as though the businesses had been acquired as of January 1, 2009, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue as reported	$584,681	$486,355	$1,188,197	$997,225
Revenue of purchased businesses for the period prior to acquisition	2,292	40,964	6,939	80,424

Pro forma revenue	$586,973	$527,319	$1,195,136	$1,077,649

Income from continuing operations, as reported	$37,906	$28,455	$89,889	$60,473
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments	8	(1,252)	195	(3,184)

Pro forma income from continuing operations	$37,914	$27,203	$90,084	$57,289

Basic earnings per share from continuing operations, as reported	$0.27	$0.20	$0.63	$0.43
Effect of purchased businesses for the period prior to acquisition	0.00	(0.01)	0.00	(0.02)

Pro forma basic earnings per share from continuing operations (a)	$0.27	$0.19	$0.63	$0.41

Diluted earnings per share from continuing operations, as reported	$0.26	$0.20	$0.62	$0.42
Effect of purchased businesses for the period prior to acquisition	0.00	(0.01)	0.00	(0.02)

Pro forma diluted earnings per share from continuing operations (a)	$0.26	$0.19	$0.62	$0.40

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 11. Restructuring and Integration Costs

Greenleaf Integration

In the fourth quarter of 2009, we began our restructuring and integration efforts in connection with the acquisition of Greenleaf on October 1, 2009. The restructuring plan, while not yet finalized, includes the integration of the acquired Greenleaf operations into our existing salvage business. We are in the process of identifying those facilities and delivery routes that will be combined or closed to eliminate the duplication with existing LKQ facilities. Drivers and some facility personnel have been or will be terminated as part of the consolidation of these overlapping facilities and delivery routes. In the fourth quarter 2009, we migrated Greenleaf’s accounting system to the LKQ accounting system and terminated some of Greenleaf’s corporate personnel as part of the consolidation of Greenleaf into our existing systems and processes.

We anticipate finalizing our restructuring plan no later than the third quarter of 2010, but we expect that the integration activities will not be completed until 2011. We expect to incur approximately $1.5 million of additional charges as we execute the integration plan. These charges are expected to include costs related to the closure of duplicate facilities, the movement of inventory between locations, and severance and related benefits for terminated employees. In addition, we will incur restructuring expense related to excess facility and lease termination costs if we are unable to convert the duplicate facilities to alternate uses or recover the rent from a sublease tenant after we have vacated the facility. These restructuring charges will be expensed as incurred or in the case of excess facility costs when we cease using the facility.

Restructuring and integration expenses associated with the Greenleaf acquisition totaled approximately $0.4 million for the six months ended June 30, 2010, and are included in restructuring expenses on the accompanying unaudited consolidated condensed statements of income. These charges reflected costs related to the closure of facilities and severance and related benefits for terminated personnel.

Note 12. Income Taxes

At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our interim earnings. We also record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effects of changes in tax laws or rates, in the interim period in which they occur.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state and foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

Our effective income tax rate for the six months ended June 30, 2010 was 38.2% compared with 39.8% for the comparable prior year period. The effective income tax rate for the six months ended June 30, 2010 included a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization.

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

We are the largest nationwide provider of recycled products and related services, with sales, processing, and distribution facilities that reach most major markets in the United States. We are also the largest nationwide provider of aftermarket collision replacement products, and refurbished bumper covers and wheels. In addition to our full service, wholesale recycling and aftermarket operations, we operate self service facilities that sell recycled automotive products. We also sell recycled heavy-duty truck parts and used heavy-duty trucks. We believe there are opportunities for growth in our product lines through acquisitions and internal development.

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

Acquisitions

Since our inception in 1998 we have pursued a growth strategy of both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. Our focus for acquisitions is principally on companies that will expand our geographic presence and our ability to provide a wider choice of alternative vehicle replacement products and services to our customers.

During the six months ended June 30, 2010, we made five acquisitions (three in the wholesale parts business, one in the recycled heavy-duty truck parts business and one tire recycling business). The acquisitions enabled us to expand our geographic presence in the wholesale parts business and expand our network of recycled heavy-duty truck parts facilities. The tire recycling business will support all of our operating segments. In July 2010, we completed three acquisitions, all of which will be included in our wholesale recycled and aftermarket products operating segment.

In 2009, we acquired eight businesses (five in the wholesale parts business and three in the recycled heavy-duty truck parts business). The acquisitions enabled us to increase our geographic presence in the wholesale parts business and expand our network of recycled heavy-duty truck parts facilities.

Our 2009 acquisitions included Greenleaf Auto Recyclers, LLC (“Greenleaf”), which we purchased from Schnitzer Steel Industries, Inc. (“SSI”) in October. At the time of the acquisition, Greenleaf operated wholesale recycling businesses from 17 locations. We have begun to merge certain locations together with our existing wholesale recycling operations, which will result in the elimination or conversion to alternate uses of approximately 11 operating locations. This acquisition enabled us to increase our geographic presence and increase our capacity in numerous markets.

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

We generate the majority of our revenue from the sale of vehicle replacement products and related services, which cover sales of (i) recycled and related products and services and (ii) aftermarket, other new and refurbished products. For the six months ended June 30, 2010, sales of vehicle replacement products and services represented approximately 87% of our consolidated sales.

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

For the six months ended June 30, 2010, revenue from other sources represented approximately 13% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Revenue from other sources will fluctuate from period to period based on commodity prices and the volume of vehicles we sell for scrap.

When we obtain mechanical products from dismantled vehicles and determine they are damaged, or when we have a surplus of a certain mechanical product type, we sell them in bulk to mechanical remanufacturers. The majority of these products are sorted by product type and model type. Examples of such products (also referred to as cores) are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors.

Cost of Goods Sold

Our cost of goods sold for recycled products includes the price we pay for salvage vehicles and, where applicable, auction, storage, and towing fees. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2007, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 8% of our cost of goods sold for vehicles we dismantle. We are facing increasing competition in the purchase of salvage vehicles from rebuilders, exporters, scrap recyclers, internet-based buyers, and others. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.

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

Revenue Recognition

We recognize and report revenue from the sale of vehicle replacement products when they are shipped or picked up and title has transferred, subject to a reserve for returns, discounts, and allowances that management estimates based upon historical information. A replacement product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold. If actual returns and allowances are higher than our historical experience, there would be an adverse impact on our operating results in the period of occurrence.

For an additional fee, we also sell extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts, or three years in the case of lifetime warranties.

Inventory Accounting

Salvage Inventory. Salvage inventory is recorded at the lower of cost or market. Our salvage inventory cost is established based upon the price we pay for a vehicle, and includes buying; dismantling; and, where applicable, auction, storage, and towing fees. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and by applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under direct procurement arrangements.

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

Business Combinations

The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price allocation is subject to change during the twelve month period subsequent to the acquisition date, with the adjustments reflected retrospectively to the acquisition date. We utilize management estimates supplemented by independent third-party valuation firms when determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During the six months ended June 30, 2010, we have not identified any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we have not updated our 2009 impairment tests.

Our vehicle replacement products operations are organized into three operating segments, composed of our wholesale recycled and aftermarket products, self service retail products, and recycled heavy-duty truck products. We also concluded that these three operating segments are reporting units for purposes of goodwill impairment testing.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of June 30, 2010, we had $950.6 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2009. A 10% decrease in the fair value estimates of the reporting units in the fourth quarter of 2009 impairment test would not have changed this determination.

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

We record an accrual for the claims expense related to our employee medical benefits, automobile liability, general liability, and workers’ compensation claims based upon periodic actuarial assessments of such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, and we would increase our claims expense in that period to cover the shortfall.

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims and other commitments, and from a variety of environmental and pollution control laws and regulations. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We determine the amount of reserves, if any, with the assistance of outside legal counsel and other specialists. We regularly evaluate current information available to us to determine whether the accruals should be adjusted. If the amount of an actual loss were greater than the amount we have accrued, the excess loss would have an adverse impact on our operating results in the period that the loss occurred. If the loss contingency is subsequently determined to no longer be probable, the amount of loss contingency previously accrued would be included in our operating results in the period such determination was made.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations, and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $1.4 million and $1.5 million at June 30, 2010 and December 31, 2009, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment of $1.4 million to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

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

Segment Reporting

Over 95% of our operations are conducted in the United States. We operate six recycled products businesses in Canada and a recycled products business with locations in Guatemala and Costa Rica. We also have bumper refurbishing operations in Mexico and aftermarket products businesses located in Canada. Revenue generated and properties located outside of the United States are not material.

Our vehicle replacement products operations are organized into three operating segments, composed of wholesale recycled and aftermarket products, self service recycled products and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.3%	54.7%	54.2%	54.9%
Gross margin	44.7%	45.3%	45.8%	45.1%
Facility and warehouse expenses	9.5%	9.8%	9.5%	9.7%
Distribution expenses	8.8%	8.8%	8.6%	8.7%
Selling, general and administrative expenses	12.9%	13.7%	12.7%	13.3%
Restructuring expenses	0.0%	0.1%	0.0%	0.1%
Depreciation and amortization	1.6%	1.7%	1.5%	1.7%
Operating income	11.9%	11.3%	13.4%	11.6%
Other expense, net	1.2%	1.6%	1.2%	1.5%
Income from continuing operations before provision for income taxes	10.7%	9.7%	12.2%	10.1%
Income from continuing operations	6.5%	5.9%	7.6%	6.1%
Income from discontinued operations	0.0%	0.1%	0.2%	0.1%
Net income	6.5%	5.9%	7.7%	6.1%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. Our revenue increased 20.2% to $584.7 million for the three month period ended June 30, 2010, from $486.4 million for the comparable period of 2009. The increase in revenue was primarily due to the higher volume of products we sold, business acquisitions, and higher revenue from scrap metal and other metal sales. While our total organic growth rate was 12.2%, our organic revenue growth rate for parts and services was 5.5% during the three month period ended June 30, 2010. Other revenue had an organic growth rate of 81.3% for the three month period ended June 30, 2010. The growth in other revenue is primarily attributable to the effects of scrap metal and other metal prices that have increased over unusually low levels in early 2009. In addition, we had higher volumes of scrap metal in 2010 due in part to higher scrap tonnage from cash for clunkers cars, since engines from these vehicles could not be sold. We also had a 0.5% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased 21.5% to $323.4 million in the three month period ended June 30, 2010, from $266.1 million in the comparable period of 2009. As a percentage of revenue, cost of goods sold increased to 55.3% from 54.7%. The increase in our cost of goods sold as a percentage of revenue was due primarily to higher salvage acquisition prices in the first half of 2010 and lower margins on scrap aluminum sales. Our salvage acquisition prices in 2010 increased due to the expiration of the cash for clunkers program and tighter supplies of salvage vehicles. We have seen our salvage acquisition costs stabilize going into the third quarter. In addition, we expect higher costs for aftermarket products as a result of higher freight costs for our overseas product purchases in the second half of 2010.

Gross Margin. Our gross margin increased 18.6% to $261.3 million in the three month period ended June 30, 2010, from $220.2 million in the comparable period of 2009. As a percentage of revenue, gross margin decreased to 44.7% from 45.3%. The decrease in our gross margin percentage is due primarily to the factors noted in Cost of Goods Sold above.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 15.7% to $55.4 million in the three month period ended June 30, 2010, from $47.8 million in the comparable period of 2009. Our facility and warehouse expenses increased $7.5 million due primarily to incremental expenses of $3.6 million from business acquisitions (principally the acquisition of Greenleaf in October 2009) and the organic growth of our operations. As a percentage of revenue, facility and warehouse expenses decreased to 9.5% from 9.8%, due primarily to higher revenue spread over fixed facility costs.

Distribution Expenses. Distribution expenses increased 19.7% to $51.2 million in the three month period ended June 30, 2010, from $42.7 million in the comparable period of 2009. Distribution expenses increased $8.4 million due primarily to incremental expenses of $2.3 million from business acquisitions, $2.4 million of higher fuel costs, $1.2 million of higher labor and labor-related expenses, and $2.2 million for increased variable expenses such as freight costs and truck rentals resulting from higher parts volume in 2010. As a percentage of revenue, our distribution expenses were steady at 8.8% in both periods.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 13.9% to $75.7 million in the three month period ended June 30, 2010, from $66.4 million in the comparable period of 2009. Our business acquisitions accounted for $2.1 million in higher costs, primarily in labor and labor-related expenses. Our remaining selling, general and administrative expenses also increased primarily due to higher labor and labor-related costs of $5.0 million, lease termination costs of $0.6 million regarding an office facility in Canada and severance and termination expenses of $0.3 million. As a percentage of revenue, our selling, general, and administrative expenses decreased to 12.9% from 13.7%, primarily due to improved leverage of selling and administrative employees in a period of growing revenue and higher revenue from scrap metal and other metals that did not require additional selling, general and administrative expenditures.

Restructuring Expenses. Restructuring expenses were $0.3 million in each of the three month periods ended June 30, 2010 and 2009. The restructuring expenses in the three month period ended June 30, 2010 were the result of the Greenleaf acquisition. The restructuring expenses in 2009 related to the integration of Keystone into pre-existing LKQ operations. We expect to incur future restructuring expenses as we continue to integrate the Greenleaf acquisition made on October 1, 2009. See “Acquisitions” and “Divestitures” above for further information concerning the Greenleaf transaction.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 10.0% to $10.0 million in the three month period ended June 30, 2010, from $9.1 million in the comparable period of 2009. Business acquisitions accounted for $0.4 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization decreased to 1.6% from 1.7%.

Operating Income. Operating income increased 27.1% to $69.6 million in the three month period ended June 30, 2010, from $54.8 million in the comparable period of 2009. As a percentage of revenue, operating income increased to 11.9% from 11.3%. The increase in operating income as a percentage of revenue was primarily due to lower facility and warehouse expenses and selling, general and administrative expenses as a percentage of revenue as described above.

Other (Income) Expense. Total other expense, net decreased 7.9% to $7.0 million for the three month period ended June 30, 2010, from $7.6 million for the comparable period of 2009. The decrease in other expense, net is due primarily to interest expense. Net interest expense decreased 7.4% to $7.2 million for the three month period ended June 30, 2010, from $7.7 million for the comparable period of 2009. Our average bank borrowings were approximately $48.5 million lower for the second quarter of 2010 as compared to the second quarter of 2009, due primarily to scheduled repayments and voluntary prepayments of our term loan debt. Our average effective interest rate on our bank borrowings was approximately 4.9% in the second quarters of both 2010 and 2009.

Provision for Income Taxes. The provision for income taxes increased 32.1% to $24.7 million for the three month period ended June 30, 2010, from $18.7 million in the comparable period of 2009, due to higher income from continuing operations. Our effective income tax rate was 39.4% and 39.6% for the three months ended June 30, 2010 and 2009, respectively.

Income from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes, decreased to $0 for the three month period ended June 30, 2010, from $0.4 million in the comparable period of 2009. All of our facilities included in discontinued operations were sold or closed prior to March 31, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Our revenue increased 19.2% to $1.2 billion for the six month period ended June 30, 2010, from $1.0 billion for the comparable period of 2009. The increase in revenue was primarily due to the higher volume of products we sold, business acquisitions and higher revenue from scrap metal and other metal sales. While our total organic revenue growth rate was 11.4% in the six month period ended June 30, 2010, our organic revenue growth rate for parts and services was 5.6% during the six month period ended June 30, 2010. Other revenue had an organic growth rate of 72.4% for the six month period ended June 30, 2010. The growth in other revenue is primarily attributable to the effects of higher scrap metal and other metal prices that have increased over the unusually low levels in early 2009. In addition, we had higher volumes of scrap metal in 2010 due in part to higher scrap tonnage from cash for clunkers cars, since engines from these vehicles could not be sold. We also had a 0.6% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased 17.6% to $643.6 million in the six month period ended June 30, 2010, from $547.4 million in the comparable period of 2009. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold decreased to 54.2% from 54.9%. The reduction in cost of goods sold as a percentage of revenue was due primarily to favorable acquisition costs for aftermarket products along with margin improvements on self service vehicles, partially offset by higher salvage acquisition prices as the year has progressed and lower margins on scrap aluminum sales.

Gross Margin. Our gross margin increased 21.1% to $544.6 million in the six month period ended June 30, 2010, from $449.8 million in the comparable period of 2009. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin increased to 45.8% from 45.1%. The increase in our gross margin percentage is due primarily to the factors noted in Cost of Goods Sold above.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 16.9% to $113.1 million in the six month period ended June 30, 2010, from $96.8 million in the comparable period of 2009. Our facility and warehouse expenses increased by $7.3 million due to business acquisitions (primarily the acquisition of Greenleaf in October 2009), higher labor and labor-related costs of $4.7 million, higher rent of $2.1 million and higher repairs and supplies expenses of $1.1 million. As a percentage of revenue, facility and warehouse expenses decreased to 9.5% from 9.7%, due primarily to higher revenue spread over fixed facility costs.

Distribution Expenses. Distribution expenses increased 17.6% to $102.4 million in the six month period ended June 30, 2010, from $87.0 million in the comparable period of 2009. Our distribution expenses increased due to $4.3 million in business acquisitions, $4.4 million in higher fuel costs, $2.7 million in higher labor and labor-related expenses, $2.4 million in higher truck rentals and repairs, and $2.1 million in third party freight costs, partially offset by $0.7 million in lower vehicle insurance and claims costs. As a percentage of revenue, our distribution expenses decreased slightly to 8.6% from 8.7%.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 13.5% to $150.8 million in the six month period ended June 30, 2010, from $132.8 million in the comparable period of 2009. Our business acquisitions accounted for $4.6 million in higher costs, primarily in labor and labor-related expenses. Our remaining selling, general and administrative expenses increased primarily due to $10.7 million of higher labor and labor-related expenses, $1.1 million of higher telephone and data line expenses, $0.8 million of higher credit card transaction and bank fees, $0.7 million of higher rent (includes $0.6 million of lease termination costs regarding an office facility in Canada), and other expenses of $0.8 million, partially offset by $0.7 million of lower bad debt expense. As a percentage of revenue our selling, general, and administrative expenses decreased to 12.7% from 13.3% due to improved leverage of selling and administrative employees in a period of growing revenue and higher revenue from scrap metal and other metals that did not require additional selling, general and administrative expenditures.

Restructuring Expenses. Restructuring expenses decreased 65.0% to $0.4 million in the six month period ended June 30, 2010, compared to $1.1 million in the comparable period of 2009. The restructuring expenses in the six month period ended June 30, 2010 were the result of the Greenleaf acquisition. The restructuring expenses in 2009 are the result of our integration of Keystone into pre-existing LKQ operations.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 9.8% to $20.0 million in the six month period ended June 30, 2010, from $18.2 million in the comparable period of 2009. Business acquisitions accounted for $0.8 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization decreased to 1.5% from 1.7%.

Operating Income. Operating income increased 37.9% to $159.5 million in the six month period ended June 30, 2010 from $115.7 million in the comparable period of 2008. As a percentage of revenue, operating income increased to 13.4% from 11.6%. The increase in operating income in dollars and as a percentage of revenue was primarily due to higher gross margins and lower selling, general and administrative expenses as a percentage of revenue.

Other (Income) Expense. Total other expense, net decreased 6.8% to $14.1 million for the six month period ended June 30, 2010, from $15.2 million for the comparable period of 2009. The decrease in other expense, net is due primarily to interest expense. Net interest expense decreased 5.7% to $14.4 million for the six month period ended June 30, 2010, from $15.3 million for the comparable period of 2009. Our average bank borrowings were approximately $47.1 million lower for the six month period ended June 30, 2010 relative to the comparable period of 2009, due primarily to scheduled repayments and voluntary prepayments of our term loan debt. In addition, our average effective interest rate on our bank borrowings was 5.0% in the six month period ended June 30, 2010 compared to 4.9% in the comparable period of 2009.

Provision for Income Taxes. The provision for income taxes increased 38.6% to $55.5 million for the six month period ended June 30, 2010, from $40.1 million in the comparable period of 2009, due primarily to higher income from continuing operations. Our effective income tax rate was 38.2% and 39.8% for the six months ended June 30, 2010 and 2009, respectively. The lower effective income tax rate in 2010 was due primarily to a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization in the first quarter. The provision for the six month period ended June 30, 2009 includes $0.3 million in discrete adjustments for changes in state income tax laws, provisions for uncertain tax positions and an increase in valuation allowances.

Income from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes, increased 183.9% to $2.0 million for the six month period ended June 30, 2010, from $0.7 million in the comparable period of 2009. Income from discontinued operations increased primarily due to the gain of $2.7 million ($1.7 million net of tax) from the sale of two self service recycle facilities to SSI on January 15, 2010.

2010 Outlook

We estimate that full year 2010 income from continuing operations and diluted earnings per share from continuing operations, excluding the impact of any restructuring expenses, will be in the range of $158 million to $167 million and $1.08 to $1.14, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. At June 30, 2010, we had $190.5 million in cash and cash equivalents and $79.9 million available under our bank credit agreement ($100 million commitment less letters of credit of $20.1 million). See Note 5, “Long-Term Obligations,” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our credit facility.

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

Borrowings under the credit facility accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our senior secured credit facility at June 30, 2010 (after giving effect to the interest rate swap contracts in force, described in Note 6, “Derivative Instruments and Hedging Activities,” in Part I, Item 1 of this Quarterly Report on Form 10-Q) was 4.41%, before debt issuance cost amortization. Borrowings against the senior secured credit facility totaled $587.8 million and $595.7 million at June 30, 2010 and December 31, 2009, respectively, of which $24.9 million and $7.5 million are classified as current maturities, respectively.

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

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 52,400 and 99,100 wholesale salvage vehicles in the three and six months ended June 30, 2010, respectively, and 37,200 and 78,900 in the comparable periods of 2009. In addition, we acquired approximately 77,700 and 144,900 lower cost self service and crush only vehicles in the three and six months ended June 30, 2010, respectively, and 70,900 and 139,100 in the comparable periods of 2009. Our purchases of aftermarket parts and wheels totaled approximately $126.1 million and $267.6 million in the three and six months ended June 30, 2010, respectively, and $125.6 million and $283.4 million in the comparable periods of 2009.

Net cash provided by operating activities totaled $101.2 million for the six months ended June 30, 2010, compared to $87.0 million for the same period of 2009. For the six months ended June 30, 2010, our operating income from continuing operations, excluding depreciation and amortization, increased by $45.7 million relative to the same period in 2009. The growth in operating profits is the primary factor contributing to the increase in net cash provided by operating activities in 2010. This increase was partially offset by $20.3 million in higher tax payments for the six months ended June 30, 2010 compared to the same period in 2009, primarily resulting from our higher pretax income. Also, our investment in our primary working capital accounts (receivables, inventory and accounts payable) was greater in the six months ended June 30, 2010 than the comparable period in 2009. Our net cash outflow for these working capital accounts was $26.5 million in the six months ended June 30, 2010, compared to $13.2 million for the same period in 2009. The variance is primarily attributable to higher salvage inventory purchases in the six months ended June 30, 2010 as we purchased a greater volume of vehicles at higher average prices than the comparable period in 2009. We expect average car costs to remain above the comparable prior year period during the second half of the year because of the strong market demand for salvage vehicles in 2010 and the absence of low cost cash for clunkers vehicles, which lowered average car costs in 2009. The increase in salvage inventory purchases exceeded a decrease in aftermarket inventory. Spending for aftermarket inventory has decreased in 2010 compared to 2009, when we increased purchasing to build safety stock for new customer programs and expand our product categories to new locations. The aftermarket inventory growth continued throughout 2009 and reached targeted higher levels by year-end. As a result, we have not invested as heavily in aftermarket inventory in the first half of 2010.

Net cash used in investing activities totaled $22.4 million for the six months ended June 30, 2010, compared to $33.7 million for the same period of 2009. We invested $13.7 million of cash in five acquisitions in 2010, compared to $16.0 million for three acquisitions in the comparable period for 2009. In January 2010, we completed the sale of two of our self service yards for $12.0 million, net of cash sold. Property and equipment purchases were $20.8 million in the six months ended June 30, 2010, which is $2.3 million greater than the capital expenditures for the comparable period in 2009.

Net cash provided by financing activities totaled $2.5 million for the six months ended June 30, 2010, compared to net cash used of $3.4 million for the same period of 2009. In the first quarter of 2010, we elected to prepay $7.5 million of our term loan payments scheduled for the fourth quarter of 2010. During the first six months of 2009, we made our regularly scheduled term loan payments, totaling $9.9 million. In the fourth quarter of 2009, we elected to prepay the first three quarters’ term loan payments for 2010, totaling $22.4 million. Thus, we were not required to make a scheduled term loan payment for the first or second quarter of 2010. Repayments of other debt, which primarily consists of notes issued for business acquisitions, were $1.1 million for the six months ended June 30, 2010, compared to $1.3 million in the prior year. Line of credit borrowings totaled $2.3 million in 2009, resulting from borrowings to fund a Canadian business acquisition. Cash generated from exercises of stock options provided $5.1 million and $2.7 million in the six months ended June 30, 2010 and 2009, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $6.0 million and $2.7 million in the six months ended June 30, 2010 and 2009, respectively.

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

2010 Outlook

We estimate that our capital expenditures for the remainder of 2010, excluding business acquisitions, will be between $64 million and $74 million. We expect to use these funds for growth projects, including several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be slightly less than 20% of the total for 2010. We anticipate that net cash provided by operating activities for 2010 will be in excess of $160 million.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2009 Annual Report on Form 10-K, filed with the SEC on February 26, 2010, as supplemented in subsequent filings.

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

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan ChaseBank, N.A. and Deutsche Bank AG) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of June 30, 2010, two interest rate swap contracts representing a total of $450 million of notional amount were outstanding with maturity dates in October 2010 ($250 million) and April 2011 ($200 million). Both of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at June 30, 2010 was a liability of approximately $5.6 million, and the value of such contracts is subject to changes in interest rates.

At June 30, 2010, we had unhedged variable rate debt of $137.8 million, which will increase as the interest rate swap contracts expire over the next twelve months. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate on our variable rate debt, interest expense would change by $3.5 million (after giving effect to the hedge expirations) over the next twelve months. To the extent that we have cash investments earning interest, a portion of the interest expense increase resulting from the variable rate change would be mitigated by higher interest income.

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

We do not attempt to hedge our foreign currency risk related to our operations in Central America and Canada as our investment in such operations is not material. We maintain a Canadian dollar term loan that had a balance of CDN $36.3 million as of June 30, 2010. We have not elected to hedge the foreign currency risk related to this term loan.

Item 4.	Controls and Procedures

As of June 30, 2010, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting during the six months ended June 30, 2010 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our annual report on
Form 10-K for fiscal year 2009, for information concerning risks and uncertainties that could negatively impact us.

Item 6.	Exhibits

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2010.

LKQ CORPORATION

/s/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ FRANK P. ERLAIN
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)