Form 10-Q
period 2010-09-30
LKQ CORP
filed 2010-10-29
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 22, 2010, the registrant had issued and outstanding an aggregate of 144,422,886 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and equivalents	$168,678	$108,906
Receivables, net	167,181	152,443
Inventory	444,617	385,686
Deferred income taxes	29,924	31,847
Prepaid income taxes	—	4,663
Prepaid expenses	11,100	9,603
Assets of discontinued operations	—	9,720

Total Current Assets	821,500	702,868
Property and Equipment, net	306,820	289,902
Intangible Assets:
Goodwill	990,589	938,783
Other intangibles, net	64,708	67,239
Other Assets	21,832	21,329

Total Assets	$2,205,449	$2,020,121

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$70,413	$51,300
Accrued expenses:
Accrued payroll-related liabilities	42,252	37,314
Self-insurance reserves	32,513	30,368
Other accrued expenses	25,992	26,345
Income taxes payable	1,713	—
Deferred revenue	9,672	9,259
Current portion of long-term obligations	39,880	10,063
Liabilities of discontinued operations	2,857	3,832

Total Current Liabilities	225,292	168,481
Long-Term Obligations, Excluding Current Portion	557,589	592,982
Deferred Income Tax Liabilities	53,179	52,209
Other Noncurrent Liabilities	32,478	27,015
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 143,788,606 and 142,004,797 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,438	1,420
Additional paid-in capital	841,747	815,952
Retained earnings	497,202	369,459
Accumulated other comprehensive loss	(3,476)	(7,397)

Total Stockholders’ Equity	1,336,911	1,179,434

Total Liabilities and Stockholders’ Equity	$2,205,449	$2,020,121

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$607,621	$494,812	$1,795,818	$1,492,037
Cost of goods sold	346,197	269,708	989,838	817,114

Gross margin	261,424	225,104	805,980	674,923
Facility and warehouse expenses	56,991	48,337	170,125	145,101
Distribution expenses	51,783	45,604	154,140	132,608
Selling, general and administrative expenses	77,671	65,893	228,437	198,688
Restructuring expenses	223	852	593	1,910
Depreciation and amortization	9,549	8,373	27,940	24,893

Operating income	65,207	56,045	224,745	171,723
Other expense (income):
Interest expense, net	7,186	7,780	21,617	23,082
Other income, net	(274)	(23)	(573)	(170)

Total other expense, net	6,912	7,757	21,044	22,912

Income from continuing operations before provision for income taxes	58,295	48,288	203,701	148,811
Provision for income taxes	22,394	18,147	77,911	58,197

Income from continuing operations	35,901	30,141	125,790	90,614
Discontinued operations:
(Loss) income from discontinued operations, net of taxes	—	(986)	224	(298)
Gain on sale of discontinued operations, net of taxes	—	—	1,729	—

(Loss) income from discontinued operations	—	(986)	1,953	(298)

Net income	$35,901	$29,155	$127,743	$90,316

Basic earnings per share (a)
Income from continuing operations	$0.25	$0.21	$0.88	$0.65
(Loss) income from discontinued operations	—	(0.01)	0.01	(0.00)

Total	$0.25	$0.21	$0.89	$0.64

Diluted earnings per share (a)
Income from continuing operations	$0.25	$0.21	$0.86	$0.63
(Loss) income from discontinued operations	—	(0.01)	0.01	(0.00)

Total	$0.25	$0.20	$0.88	$0.63

Weighted average common shares outstanding:
Basic	143,258	140,746	142,769	140,257
Diluted	145,798	144,047	145,470	143,669

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,743	$90,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,389	27,931
Stock-based compensation expense	7,713	5,457
Deferred income taxes	(788)	2,663
Excess tax benefit from share-based payments	(9,375)	(5,744)
Gain on sale of discontinued operations	(2,744)	—
Other	791	3,873
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:

Receivables	(1,433)	18,671
Inventory	(43,818)	(24,302)
Prepaid income taxes/income taxes payable	14,566	19,887
Accounts payable	11,307	(12,722)
Other operating assets and liabilities	10,212	9,434

Net cash provided by operating activities	144,563	135,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(36,982)	(28,993)
Proceeds from sales of property and equipment	977	952
Proceeds from sale of businesses, net of cash sold	11,992	—
Cash used in acquisitions, net of cash acquired	(70,281)	(18,580)

Net cash used in investing activities	(94,294)	(46,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,725	4,986
Excess tax benefit from share-based payments	9,375	5,744
Repayments of long-term debt	(8,824)	(16,212)
Borrowings under line of credit	—	2,310

Net cash provided by (used in) financing activities	9,276	(3,172)

Effect of exchange rate changes on cash and equivalents	227	1,267
Net increase in cash and equivalents	59,772	86,938
Cash and equivalents, beginning of period	108,906	79,067

Cash and equivalents, end of period	$168,678	$166,005

Supplemental disclosure of cash flow information:
Notes issued in connection with business acquisitions	$2,432	$1,129
Cash paid for income taxes, net of refunds	65,709	34,450
Cash paid for interest	20,927	22,235
Property and equipment purchases not yet paid	611	598

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock				Accumulated
	Shares Issued	Amount	Additional Paid- In Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, December 31, 2009	142,005	$1,420	$815,952	$369,459	$(7,397)	$1,179,434
Net income	—	—	—	127,743	—	127,743
Net reduction of unrealized loss on fair value of interest rate swap agreements, net of tax of $1,655	—	—	—	—	2,943	2,943
Foreign currency translation	—	—	—	—	978	978

Total comprehensive income						131,664
Stock issued as director compensation	11	—	218	—	—	218
Stock-based compensation expense	—	—	7,495	—	—	7,495
Exercise of stock options	1,773	18	8,707	—	—	8,725
Excess tax benefit from share-based payments	—	—	9,375	—	—	9,375

BALANCE, September 30, 2010	143,789	$1,438	$841,747	$497,202	$(3,476)	$1,336,911

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

Note 2. Financial Statement Information

Revenue Recognition

The majority of our revenue is derived from the sale of recycled and aftermarket products. Revenue is recognized when the products are shipped or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $15.3 million and $15.8 million at September 30, 2010 and December 31, 2009, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our unaudited consolidated condensed balance sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $6.9 million and $6.5 million at September 30, 2010 and December 31, 2009, respectively.

Inventory

Inventory consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Salvage products	$197,438	$152,438
Aftermarket and refurbished products	240,186	226,299
Core facilities inventory	6,993	6,949

	$444,617	$385,686

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

The change in the carrying amount of goodwill during the nine months ended September 30, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$938,783
Business acquisitions	50,759
Exchange rate effects	1,047

Balance as of September 30, 2010	$990,589

Other intangible assets totaled approximately $64.7 million and $67.2 million, net of accumulated amortization of $12.3 million and $9.2 million, at September 30, 2010 and December 31, 2009, respectively. Amortization expense was approximately $3.1 million for each of the nine month periods ended September 30, 2010 and 2009. Estimated annual amortization expense is approximately $4.0 million for each of the years 2010 through 2014.

Depreciation Expense

Included in cost of goods sold on the unaudited consolidated condensed statements of income is depreciation expense associated with refurbishing and smelting operations.

Warranty Reserve

Some of our mechanical products are sold with a standard six-month warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. The changes in the warranty reserve during the nine months ended September 30, 2010 were as follows (in thousands):

Balance as of December 31, 2009	$604
Warranty expense	6,085
Warranty claims	(5,767)

Balance as of September 30, 2010	$922

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

Stock-Based Compensation

The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to compute the weighted average fair value of options granted during the respective periods:

	Nine Months Ended September 30,
	2010	2009
Expected life (in years)	6.4	6.3
Risk-free interest rate	3.17%	1.84%
Volatility	43.9%	44.6%
Dividend yield	0%	0%
Weighted average fair value of options granted	$9.54	$5.50

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

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$2,298	$1,624	$6,812	$4,696
Restricted stock	230	183	683	544
Stock issued to non-employee directors	73	72	218	217

Total stock-based compensation expense	$2,601	$1,879	$7,713	$5,457

The following table sets forth the total stock-based compensation expense included in the accompanying unaudited consolidated condensed statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of goods sold	$73	$13	$216	$36
Facility and warehouse expenses	541	688	1,608	1,992
Selling, general and administrative expenses	1,987	1,178	5,889	3,429

	2,601	1,879	7,713	5,457
Income tax benefit	(1,023)	(738)	(3,032)	(2,145)

Total stock-based compensation expense, net of tax	$1,578	$1,141	$4,681	$3,312

We have not capitalized any stock-based compensation costs during either of the nine month periods ended September 30, 2010 or 2009. As of September 30, 2010, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	Total
Remainder of 2010	$2,300	$230	$2,530
2011	8,376	913	9,289
2012	7,048	913	7,961
2013	4,789	208	4,997
2014	3,146	139	3,285
2015	79	—	79

Total unrecognized compensation expense	$25,738	$2,403	$28,141

Fair Value of Financial Instruments

We are required to disclose the fair value for any financial instruments carried at cost on the balance sheet.

Our debt is reflected on the balance sheet at cost. Based on current market conditions, our interest rate margins are below the rate available in the market, which causes the fair value of our debt to fall below the carrying value. The fair value of our term loans (see Note 5, “Long-Term Obligations”) is approximately $576 million at September 30, 2010, as compared to the carrying value of $589 million. We estimated the fair value of our term loans by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at September 30, 2010 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our term loans. The carrying amounts of our cash and equivalents, net trade receivables and accounts payable approximate fair value.

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

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Segments

We are organized into three operating segments, composed of wholesale recycled and aftermarket products, self service retail products, and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

The following table sets forth our revenue by product category within our reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Recycled and related products and services	$228,797	$180,482	$658,179	$548,040
Aftermarket, other new and refurbished products	291,607	257,670	894,251	799,953
Other	87,217	56,660	243,388	144,044

	$607,621	$494,812	$1,795,818	$1,492,037

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

The self service facilities that we sold or closed are reported as discontinued operations for all periods presented. We reported these facilities in discontinued operations because the cash flows derived from the facilities were eliminated as a result of the sales or closures and we will not have continuing involvement in these facilities. A summary of the assets and liabilities applicable to discontinued operations included in the unaudited consolidated condensed balance sheets as of September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30, 2010	December 31, 2009
Inventory	$—	$1,152
Other current assets	—	307
Property and equipment, net	—	1,553
Goodwill	—	6,708

Total assets	$—	$9,720

Accounts payable and accrued liabilities	$2,857	$3,832

Total liabilities	$2,857	$3,832

As of September 30, 2010, approximately $2.9 million of accrued restructuring expenses remained in liabilities of discontinued operations on our unaudited consolidated condensed balance sheets for the excess lease payments (net of estimated sublease income), and facility closure costs related to the two closed self service facilities in Northern California. The excess lease payments are expected to be paid over the remaining term of the leases through 2018.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Results of operations for the discontinued operations for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$—	$7,335	$686	$20,853
(Loss) income before income tax (benefit) provision	—	(1,565)	355	(473)
Income tax (benefit) provision	—	(579)	131	(175)

(Loss) income from discontinued operations, net of taxes, before gain on sale of discontinued operations	—	(986)	224	(298)
Gain on sale of discontinued operations, net of taxes of $1,015	—	—	1,729	—

(Loss) income from discontinued operations, net of taxes	$—	$(986)	$1,953	$(298)

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

A summary of transactions in our stock-based compensation plans for the nine months ended September 30, 2010 is as follows:

	Restricted Shares and Options Available For Grant	Restricted Shares		Stock Options
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	3,642,803	202,000	$19.00	9,329,407	$8.81
Granted	(1,711,533)	—	—	1,711,533	19.95
Exercised	—	—	—	(1,773,005)	4.92
Restricted shares vested	—	(43,000)	19.07	—	—
Cancelled	116,275	—	—	(116,275)	16.00

Balance, September 30, 2010	2,047,545	159,000	$18.98	9,151,660	$11.56

The following table summarizes information about outstanding and exercisable stock options at September 30, 2010:

Range of Exercise Prices	Outstanding			Exercisable
	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75 – 5.00	2,808,535	3.4	$3.71	2,808,535	3.4	$3.71
5.01 – 10.00	745,160	5.2	9.39	661,700	5.2	9.34
10.01 – 15.00	2,564,290	7.5	11.30	1,123,570	7.0	10.91
15.01 – 20.00	3,003,675	8.4	19.56	807,948	7.7	19.27
20.01 +	30,000	7.6	21.61	12,150	7.6	21.60

	9,151,660	6.4	$11.56	5,413,903	5.0	$8.26

At September 30, 2010, a total of 9,030,657 options with an average exercise price of $11.47 and a weighted average remaining contractual life of 6.3 years were exercisable or expected to vest.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at September 30, 2010 was $84.6 million, $84.2 million and $67.9 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $20.80 on September 30, 2010. This amount changes based upon the fair market value of our common stock. There were 1,773,005 stock options exercised during the nine months ended September 30, 2010 with an intrinsic value of $27.0 million. There were 1,240,471 stock options exercised during the nine months ended September 30, 2009 with an intrinsic value of $15.9 million.

The total grant-date fair value of options that vested during the nine months ended September 30, 2010 was approximately $7.6 million. The fair value of restricted shares that vested during the nine months ended September 30, 2010 was approximately $0.9 million.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Senior secured debt financing facility:
Term loans payable	$588,995	$595,716
Revolving credit facility	—	—
Notes payable to individuals through August 2019, interest at 2.0% to 8.0%	8,474	7,329

	597,469	603,045
Less current maturities	(39,880)	(10,063)

	$557,589	$592,982

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

As of September 30, 2010, there were no borrowings against our revolving credit facility of $100 million. Availability on the revolving credit facility is reduced by outstanding letters of credit. At September 30, 2010, there were $20.1 million of outstanding letters of credit and thus availability on the revolving credit facility totaled approximately $79.9 million.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, the most restrictive of which is the required senior secured debt ratio. We were in compliance with all restrictive covenants as of September 30, 2010 and December 31, 2009.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates, including the effect of interest rate swap agreements and excluding the amortization of debt issuance costs, on borrowings outstanding against our senior secured credit facility at September 30, 2010 and December 31, 2009 were 4.40% and 4.53%, respectively. Borrowings against the senior secured credit facility totaled $589.0 million and $595.7 million at September 30, 2010 and December 31, 2009, respectively, of which $37.4 million and $7.5 million are classified as current maturities, respectively.

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

At September 30, 2010, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate term loans, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Beginning on the effective dates of the interest rate swap agreements, on a monthly basis through the maturity date, we have paid and will pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Other Comprehensive Income and is reclassified to earnings when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes the terms of our interest rate swap agreements as of September 30, 2010:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$200,000,000	April 14, 2008	April 14, 2011	4.99%
$250,000,000	September 15, 2008	October 14, 2010	4.88%
$250,000,000	October 14, 2010	October 14, 2015	3.81%
$100,000,000	April 14, 2011	October 14, 2013	3.34%

*	Includes applicable margin of 2.25% per annum currently in effect under the Credit Agreement

As of September 30, 2010, the fair market value of these contracts was a liability of $5.6 million and was included in Other Accrued Expenses ($3.3 million) and Other Noncurrent Liabilities ($2.3 million) on our unaudited consolidated condensed balance sheet. As of December 31, 2009, the fair market value of the interest rate swap contracts was a liability of $10.2 million and was included in Other Accrued Expenses ($5.0 million) and Other Noncurrent Liabilities ($5.2 million) on our unaudited consolidated condensed balance sheet.

During the nine months ended September 30, 2010 and 2009, we recognized a $2.5 million loss (net of tax) and $4.4 million loss (net of tax), respectively, on derivatives in Other Comprehensive Income. Approximately $5.4 million of losses (net of tax) were reclassified to interest expense from Accumulated Other Comprehensive Loss during each of the nine month periods ended September 30, 2010 and 2009. As of September 30, 2010, we estimate that $2.4 million of net derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into interest expense within the next 12 months. There was no hedge ineffectiveness for the nine months ended September 30, 2010 and 2009.

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

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

We use the market and income approaches to value our financial assets and liabilities, and there were no changes in valuation techniques during the nine months ended September 30, 2010. Our Level 2 assets and liabilities are valued using inputs from third parties and market observable data. We obtain valuation data for the cash surrender value of life insurance and deferred compensation liabilities from third party sources, which determine the net asset values for our accounts using quoted market prices, investment allocations and reportable trades. We value the interest rate swaps using a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as LIBOR and forward interest rates. The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	Balance as of September 30, 2010	Fair Value Measurements as of September 30, 2010
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$9,539	$—	$9,539	$—

Total Assets	$9,539	$—	$9,539	$—

Liabilities:
Deferred compensation liabilities	$9,690	$—	$9,690	$—
Interest rate swaps	5,615	—	5,615	—

Total Liabilities	$15,305	$—	$15,305	$—

	Balance as of December 31, 2009	Fair Value Measurements as of December 31, 2009
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$7,323	$—	$7,323	$—

Total Assets	$7,323	$—	$7,323	$—

Liabilities:
Deferred compensation liabilities	$7,902	$—	$7,902	$—
Interest rate swaps	10,213	—	10,213	—

Total Liabilities	$18,115	$—	$18,115	$—

The cash surrender value of life insurance and deferred compensation liabilities are included in other assets and other noncurrent liabilities, respectively, on our unaudited consolidated condensed balance sheets.

Note 8. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment. The future minimum lease commitments under these leases at September 30, 2010 are as follows (in thousands):

Three months ending December 31, 2010	$15,416
Years ending December 31:
2011	53,729
2012	44,943
2013	38,682
2014	28,630
2015	20,043
Thereafter	56,488

Future Minimum Lease Payments	$257,931

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

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income from continuing operations	$35,901	$30,141	$125,790	$90,614

Denominator for basic earnings per share- Weighted- average shares outstanding	143,258	140,746	142,769	140,257
Effect of dilutive securities:
Stock options	2,510	3,286	2,680	3,410
Restricted stock	30	15	21	2

Denominator for diluted earnings per share- Adjusted weighted- average shares outstanding	145,798	144,047	145,470	143,669

Basic earnings per share from continuing operations	$0.25	$0.21	$0.88	$0.65

Diluted earnings per share from continuing operations	$0.25	$0.21	$0.86	$0.63

The following chart sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Antidilutive securities:
Stock options	3,027	1,361	3,034	1,368
Restricted stock	—	—	—	152

Note 10. Business Combinations

During the nine months ended September 30, 2010, we made 12 acquisitions (ten in the wholesale parts business, one in the recycled heavy-duty truck parts business and one tire recycling business). The acquisitions enabled us to expand our geographic presence in the wholesale parts business and our network of recycled heavy-duty truck parts facilities as well as expand our product offerings. The tire recycling business will support all of our operating segments.

In October 2010, we completed four acquisitions, including three in the wholesale recycled and aftermarket products operating segment and one self service retail operation. We are in the process of completing the purchase accounting for these acquisitions, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed.

On October 1, 2009, we acquired Greenleaf Auto Recyclers, LLC (“Greenleaf”) from SSI for $38.8 million, net of cash acquired. Greenleaf is the entity through which SSI operated its wholesale recycling business. We recorded a gain on bargain purchase for the Greenleaf acquisition totaling $4.3 million in our results of operations for 2009. During the quarter ended September 30, 2010, we finalized the valuation of acquired inventory, accrued liabilities, and deferred taxes. As a result, we identified certain immaterial adjustments to the opening balance sheet, which were recorded through the results of operations for the three and nine months ended September 30, 2010.

Also in 2009, we acquired a 100% interest in each of seven businesses (four in the wholesale parts business and three in the recycled heavy-duty truck parts business). The aggregate consideration for these seven businesses totaled approximately $29.5 million in cash, net of cash acquired, and $1.2 million of debt issued.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

The acquisitions are being accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the acquisitions during the nine months ended September 30, 2010, the purchase price allocations are preliminary as we are in the process of determining the valuation amounts for certain of the inventories and the fair value of liabilities assumed. We do not anticipate material adjustments to these purchase price allocations will be required. The purchase price allocations for the acquisitions completed during the nine months ended September 30, 2010 are as follows (in thousands):

September 30, 2010 (Preliminary)
Receivables	$13,492
Receivable reserves	(511)
Inventory	14,194
Prepaid expenses	151
Property and equipment	6,757
Goodwill	50,759
Other intangibles	607
Deferred income taxes	203
Current liabilities assumed	(6,788)
Other purchase price obligations	(6,151)
Notes issued	(2,432)

Cash used in acquisitions, net of cash acquired	$70,281

Total consideration for the acquisitions for the nine months ended September 30, 2010 was $78.9 million, composed of $70.3 million of cash (net of cash acquired), $2.4 million of notes payable, and $6.2 million of other purchase price obligations (non-interest bearing). We recorded goodwill of $50.8 million for the 2010 acquisitions, of which $46.8 million is expected to be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2010, the businesses acquired in 2010 generated approximately $25.2 million of revenue and $0.8 million of operating income.

The primary reason for our acquisitions made in 2010 and 2009 was to increase our stockholder value by levering our strategy of becoming a one-stop provider for alternative vehicle replacement parts. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. All or substantially all of the employees of these businesses became our employees following acquisition. These factors contributed to purchase prices that included, in many cases, a significant amount of goodwill.

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

The following pro forma summary presents the effect of the businesses acquired during 2010 and 2009 as though the businesses had been acquired as of January 1, 2009, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue as reported	$607,621	$494,812	$1,795,818	$1,492,037
Revenue of purchased businesses for the period prior to acquisition	12,899	64,560	82,599	187,660

Pro forma revenue	$620,520	$559,372	$1,878,417	$1,679,697

Income from continuing operations, as reported	$35,901	$30,141	$125,790	$90,614
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments	(207)	(126)	2,526	(3,186)

Pro forma income from continuing operations	$35,694	$30,015	$128,316	$87,428

Basic earnings per share from continuing operations, as reported	$0.25	$0.21	$0.88	$0.65
Effect of purchased businesses for the period prior to acquisition	(0.00)	(0.00)	0.02	(0.02)

Pro forma basic earnings per share from continuing operations (a)	$0.25	$0.21	$0.90	$0.62

Diluted earnings per share from continuing operations, as reported	$0.25	$0.21	$0.86	$0.63
Effect of purchased businesses for the period prior to acquisition	(0.00)	(0.00)	0.02	(0.02)

Pro forma diluted earnings per share from continuing operations (a)	$0.24	$0.21	$0.88	$0.61

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

LKQ CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements—(Continued)

Note 11. Restructuring and Integration Costs

Greenleaf Integration

In the fourth quarter of 2009, we began our restructuring and integration efforts in connection with the acquisition of Greenleaf on October 1, 2009. The restructuring plan includes the integration of the acquired Greenleaf operations into our existing salvage business. We are in the process of identifying those facilities and delivery routes that will be combined or closed to eliminate the duplication with existing LKQ facilities. Drivers and some facility personnel have been or will be terminated as part of the consolidation of these overlapping facilities and delivery routes.

We expect that our ongoing integration activities will not be completed until 2011. We expect to incur approximately $0.8 million of additional charges as we execute the integration plan. These charges are expected to include costs related to the closure of duplicate facilities, the movement of inventory between locations, and severance and related benefits for terminated employees. In addition, we will incur restructuring expense related to excess facility and lease termination costs if we are unable to convert the duplicate facilities to alternate uses or recover the rent from a sublease tenant after we have vacated the facility. These restructuring charges will be expensed as incurred or in the case of excess facility costs when we cease using the facility.

Restructuring and integration expenses associated with the Greenleaf acquisition totaled approximately $0.6 million for the nine months ended September 30, 2010, and are included in restructuring expenses on the accompanying unaudited consolidated condensed statements of income. These charges reflected costs related to the closure of facilities and severance and related benefits for terminated personnel.

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

Our effective income tax rate for the nine months ended September 30, 2010 was 38.2% compared with 39.1% for the comparable prior year period. The effective income tax rate for the nine months ended September 30, 2010 included a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization.

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

During the nine months ended September 30, 2010, we made 12 acquisitions (ten in the wholesale parts business, one in the recycled heavy-duty truck parts business and one tire recycling business). The acquisitions enabled us to expand our geographic presence in the wholesale parts business and our network of recycled heavy-duty truck parts facilities as well as expand our product offerings. The tire recycling business will support all of our operating segments. In October 2010, we completed four acquisitions, including three in the wholesale recycled and aftermarket products operating segment and one self service retail operation. In 2009, we acquired eight businesses (five in the wholesale parts business and three in the recycled heavy-duty truck parts business). The acquisitions enabled us to increase our geographic presence in the wholesale parts business and expand our network of recycled heavy-duty truck parts facilities.

Our 2009 acquisitions included Greenleaf Auto Recyclers, LLC (“Greenleaf”), which we purchased from Schnitzer Steel Industries, Inc. (“SSI”) in October. At the time of the acquisition, Greenleaf operated wholesale recycling businesses from 17 locations. We are merging certain locations together with our existing wholesale recycling operations, which will result in the elimination or conversion to alternate uses of approximately 11 operating locations. This acquisition enabled us to increase our geographic presence and increase our capacity in numerous markets.

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

We generate the majority of our revenue from the sale of vehicle replacement products and related services, which include sales of (i) recycled and related products and services and (ii) aftermarket, other new and refurbished products. For the nine months ended September 30, 2010, sales of vehicle replacement products and services represented approximately 86% of our consolidated sales.

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

For the nine months ended September 30, 2010, revenue from other sources represented approximately 14% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Revenue from other sources will fluctuate from period to period based on commodity prices and the volume of vehicles we sell for scrap.

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

Business Combinations

The acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price allocation is subject to change during the measurement period, which is limited to one year subsequent to the acquisition date, with the adjustments reflected retrospectively to the acquisition date. We utilize management estimates supplemented by independent third-party valuation firms when determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During the nine months ended September 30, 2010, we have not identified any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we have not updated our 2009 impairment tests.

We are organized into three operating segments, composed of our wholesale recycled and aftermarket products, self service retail products, and recycled heavy-duty truck products. We also concluded that these three operating segments are reporting units for purposes of goodwill impairment testing.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of September 30, 2010, we had $990.6 million in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2009. A 10% decrease in the fair value estimates of the reporting units in the fourth quarter of 2009 impairment test would not have changed this determination.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $1.4 million and $1.5 million at September 30, 2010 and December 31, 2009, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment of $1.4 million to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

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

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards. We have been in existence since February 1998 and have been a public company since October 2003. We have elected to use the Black-Scholes valuation model. We use the simplified method in developing an estimate of expected life of share options and will continue to use this method until we have the historical data necessary to provide a reasonable estimate of expected life. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility, we considered our own volatility for the time we have been a public company as well as the disclosed volatilities of companies that are considered comparable to us. Our forfeiture assumption is based on voluntary and involuntary termination behavior as well as historical forfeiture rates. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key assumptions used in determining the fair value of stock options granted in 2010 were: expected term of 6.4 years; risk-free interest rate of 3.17%; dividend yield of 0%; weighted average forfeiture rate of 7.0%; and volatility of 43.9%.

Recently Issued Accounting Pronouncements

See Note 7, “Fair Value Measurements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the new accounting standard that we adopted effective January 1, 2010.

Segment Reporting

Over 95% of our operations are conducted in the United States. We have six recycled products operations in Canada and a recycled products operation with locations in Guatemala and Costa Rica. We also have bumper refurbishing operations in Mexico and aftermarket products operations located in Canada. Revenue generated and properties located outside of the United States are not material.

We are organized into three operating segments, composed of wholesale recycled and aftermarket products, self service retail products and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.0%	54.5%	55.1%	54.8%
Gross margin	43.0%	45.5%	44.9%	45.2%
Facility and warehouse expenses	9.4%	9.8%	9.5%	9.7%
Distribution expenses	8.5%	9.2%	8.6%	8.9%
Selling, general and administrative expenses	12.8%	13.3%	12.7%	13.3%
Restructuring expenses	0.0%	0.2%	0.0%	0.1%
Depreciation and amortization	1.6%	1.7%	1.6%	1.7%
Operating income	10.7%	11.3%	12.5%	11.5%
Other expense, net	1.1%	1.6%	1.2%	1.5%
Income from continuing operations before provision for income taxes	9.6%	9.8%	11.3%	10.0%
Income from continuing operations	5.9%	6.1%	7.0%	6.1%
(Loss) income from discontinued operations	0.0%	(0.2%)	0.1%	0.0%
Net income	5.9%	5.9%	7.1%	6.1%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. Our revenue increased 22.8% to $607.6 million for the three month period ended September 30, 2010, from $494.8 million for the comparable period of 2009. The increase in revenue was primarily due to the higher volume of products we sold, business acquisitions, and higher revenue from scrap metal and other metal sales. While our total organic growth rate was 11.6%, our organic revenue growth rate for parts and services was 8.3% during the three month period ended September 30, 2010. Other revenue had an organic growth rate of 37.2% for the three month period ended September 30, 2010. During the first quarter of this year we lowered purchases of salvage vehicles due to higher acquisition prices at the salvage auctions. This, coupled with the legal restrictions that prevented our selling engines from cash for clunkers vehicles, lowered the amount of salvage parts we had available for sale. We increased our purchases of salvage inventory during the second and third quarters which created a greater volume of parts available for sale, including engines and higher value parts, contributing to higher organic revenue growth for parts and services. We also worked through the cash for clunkers vehicles we had in inventory earlier in the year. We believe that our salvage inventory levels going into the fourth quarter will support continued organic revenue growth for parts and services. The growth in other revenue is primarily attributable to the effects of scrap metal and other metal prices that have increased over the comparable period of 2009. We also had a 0.2% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased 28.4% to $346.2 million in the three month period ended September 30, 2010, from $269.7 million in the comparable period of 2009. As a percentage of revenue, cost of goods sold increased to 57.0% from 54.5%. The increase in our cost of goods sold as a percentage of revenue was due primarily to higher salvage acquisition prices in 2010 and lower margins on scrap aluminum sales. Our salvage acquisition prices in 2010 increased due to the expiration of the cash for clunkers program and higher overall demand for salvage vehicles at auction. We also experienced higher costs for aftermarket products as a result of higher freight costs for our overseas product purchases in the third quarter of 2010.

Gross Margin. Our gross margin increased 16.1% to $261.4 million in the three month period ended September 30, 2010, from $225.1 million in the comparable period of 2009. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased to 43.0% from 45.5%. The decrease in our gross margin percentage is due primarily to the factors noted in Cost of Goods Sold above.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 17.9% to $57.0 million in the three month period ended September 30, 2010, from $48.3 million in the comparable period of 2009. Our facility and warehouse expenses increased $8.7 million due primarily to incremental expenses of $4.8 million from business acquisitions (principally the acquisition of Greenleaf in October 2009) and the organic growth of our operations. As a percentage of revenue, facility and warehouse expenses decreased to 9.4% from 9.8%, due primarily to higher revenue spread over fixed facility costs.

Distribution Expenses. Distribution expenses increased 13.5% to $51.8 million in the three month period ended September 30, 2010, from $45.6 million in the comparable period of 2009. Distribution expenses increased $6.2 million due primarily to incremental expenses of $2.9 million from business acquisitions, $1.0 million of higher fuel costs, $1.0 million of higher labor and labor-related expenses, and $2.6 million for increased variable expenses such as freight costs and truck rentals resulting from higher parts volume in 2010, partially offset by lower vehicle insurance and claims cost of $1.4 million. As a percentage of revenue, our distribution expenses decreased to 8.5% from 9.2%, due primarily to improved leverage of our distribution network and favorable vehicle insurance and claims costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 17.9% to $77.7 million in the three month period ended September 30, 2010, from $65.9 million in the comparable period of 2009. Our business acquisitions accounted for $2.9 million in higher costs, primarily in labor and labor-related expenses. Our remaining selling, general and administrative expenses also increased primarily due to higher labor and labor-related costs of $6.8 million and $0.6 million of higher advertising and promotion expenses. As a percentage of revenue, our selling, general, and administrative expenses decreased to 12.8% from 13.3%, primarily due to improved leverage of selling and administrative employees in a period of growing revenue and higher revenue from scrap metal and other metals that did not require additional selling, general and administrative expenditures.

Restructuring Expenses. Restructuring expenses decreased 73.8% to $0.2 million in the three month period ended September 30, 2010, from $0.9 million in the comparable period of 2009. The restructuring expenses in the three month period ended September 30, 2010 were the result of the Greenleaf acquisition. The restructuring expenses in 2009 related to the integration of Keystone into pre-existing LKQ operations. We expect to incur future restructuring expenses as we continue to integrate the Greenleaf acquisition made on October 1, 2009. See “Acquisitions” and “Divestitures” above for further information concerning the Greenleaf transaction.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 14.3% to $10.4 million in the three month period ended September 30, 2010, from $9.1 million in the comparable period of 2009. Business acquisitions accounted for $0.5 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization decreased to 1.6% from 1.7%.

Operating Income. Operating income increased 16.3% to $65.2 million in the three month period ended September 30, 2010, from $56.0 million in the comparable period of 2009. As a percentage of revenue, operating income decreased to 10.7% from 11.3%. The decrease in operating income as a percentage of revenue was primarily due to lower gross margins in 2010 due to higher salvage acquisition costs as noted in Cost of Goods Sold above, partially offset by improved leveraging of operating expenses over a larger revenue base.

Other (Income) Expense. Total other expense, net decreased 10.9% to $6.9 million for the three month period ended September 30, 2010, from $7.8 million for the comparable period of 2009. The decrease in other expense, net is due primarily to interest expense. Net interest expense decreased 7.6% to $7.2 million for the three month period ended September 30, 2010, from $7.8 million for the comparable period of 2009. Our average bank borrowings were approximately $46.5 million lower for the third quarter of 2010 as compared to the third quarter of 2009, due primarily to scheduled repayments and voluntary prepayments of our term loan debt. Our average effective interest rate on our bank borrowings was approximately 4.9% in the third quarters of both 2010 and 2009.

Provision for Income Taxes. The provision for income taxes increased 23.4% to $22.4 million for the three month period ended September 30, 2010, from $18.1 million in the comparable period of 2009, due to higher income from continuing operations. Our effective income tax rate was 38.4% and 37.6% for the three months ended September 30, 2010 and 2009, respectively. The lower effective income tax rate in 2009 was due to discrete benefits of $0.6 million resulting primarily from higher state tax credits and a change in our assessment of the realizability of a state net operating loss.

(Loss) Income from Discontinued Operations, Net of Taxes. Loss from discontinued operations, net of taxes, decreased to $0 for the three month period ended September 30, 2010, compared to a $1.0 million loss in the comparable period of 2009. All of our facilities included in discontinued operations were sold or closed prior to March 31, 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. Our revenue increased 20.4% to $1.8 billion for the nine month period ended September 30, 2010, from $1.5 billion for the comparable period of 2009. The increase in revenue was primarily due to the higher volume of products we sold, business acquisitions and higher revenue from scrap metal and other metal sales. While our total organic revenue growth rate was 11.5% in the nine month period ended September 30, 2010, our organic revenue growth rate for parts and services was 6.5% for the period. Other revenue had an organic growth rate of 58.6% for the nine month period ended September 30, 2010. The growth in other revenue is primarily attributable to the effects of higher scrap metal and other metal prices that have increased over the unusually low levels in early 2009. In addition, we had higher volumes of scrap metal in 2010 due in part to higher scrap tonnage from cash for clunkers vehicles, since engines from these vehicles could not be sold. We also had a 0.5% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased 21.1% to $989.8 million in the nine month period ended September 30, 2010, from $817.1 million in the comparable period of 2009. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold increased to 55.1% from 54.8%. The increase in cost of goods sold as a percentage of revenue was due primarily to higher salvage acquisition prices as the year has progressed and lower margins on scrap aluminum sales, partially offset by favorable acquisition costs for aftermarket products.

Gross Margin. Our gross margin increased 19.4% to $806.0 million in the nine month period ended September 30, 2010, from $674.9 million in the comparable period of 2009. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased to 44.9% from 45.2%. The decrease in our gross margin percentage is due primarily to the factors noted in Cost of Goods Sold above.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 17.2% to $170.1 million in the nine month period ended September 30, 2010, from $145.1 million in the comparable period of 2009. Our facility and warehouse expenses increased by $12.2 million due to business acquisitions (primarily the acquisition of Greenleaf in October 2009), higher labor and labor-related costs of $6.1 million, higher rent of $3.4 million and higher repairs and supplies expenses of $2.0 million. As a percentage of revenue, facility and warehouse expenses decreased to 9.5% from 9.7%, due primarily to higher revenue spread over fixed facility costs.

Distribution Expenses. Distribution expenses increased 16.2% to $154.1 million in the nine month period ended September 30, 2010, from $132.6 million in the comparable period of 2009. Our distribution expenses increased primarily due to $7.2 million in business acquisitions, $5.4 million in higher fuel costs, $3.8 million in higher labor and labor-related expenses, $3.4 million in higher truck rentals and repairs, and $3.6 million in third party freight costs, partially offset by $2.1 million in lower vehicle insurance and claims costs. As a percentage of revenue, our distribution expenses decreased to 8.6% from 8.9% due primarily to improved leverage of our distribution network and favorable vehicle insurance and claims costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 15.0% to $228.4 million in the nine month period ended September 30, 2010, from $198.7 million in the comparable period of 2009. Our business acquisitions accounted for $7.6 million in higher costs, primarily in labor and labor-related expenses. Our remaining selling, general and administrative expenses increased primarily due to $17.5 million of higher labor and labor-related expenses, $1.2 million of higher telephone and data line expenses, $1.2 million of higher credit card transaction and bank fees, $1.0 million of higher advertising and promotion expenses, and $0.7 million of higher rent (includes $0.6 million of lease termination costs regarding an office facility in Canada), partially offset by $1.7 million of lower legal fees and claims expenses. As a percentage of revenue our selling, general, and administrative expenses decreased to 12.7% from 13.3% primarily due to improved leverage of selling and administrative employees in a period of growing revenue and higher revenue from scrap metal and other metals that did not require additional selling, general and administrative expenditures.

Restructuring Expenses. Restructuring expenses decreased 69.0% to $0.6 million in the nine month period ended September 30, 2010, compared to $1.9 million in the comparable period of 2009. The restructuring expenses in the nine month period ended September 30, 2010 were the result of the Greenleaf acquisition. The restructuring expenses in 2009 were the result of our integration of Keystone into pre-existing LKQ operations.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 11.0% to $30.4 million in the nine month period ended September 30, 2010, from $27.4 million in the comparable period of 2009. Business acquisitions accounted for $1.4 million of the increase in depreciation and amortization expense. Increased levels of property and equipment accounted for the remaining increase in depreciation and amortization expense. As a percentage of revenue, depreciation and amortization decreased to 1.6% from 1.7%.

Operating Income. Operating income increased 30.9% to $224.7 million in the nine month period ended September 30, 2010 from $171.7 million in the comparable period of 2009. As a percentage of revenue, operating income increased to 12.5% from 11.5%. The increase in operating income in dollars and as a percentage of revenue was primarily due to higher revenue from scrap metal and other metals along with improved leverage of operating expenses.

Other (Income) Expense. Total other expense, net decreased 8.2% to $21.0 million for the nine month period ended September 30, 2010, from $22.9 million for the comparable period of 2009. The decrease in other expense, net is due primarily to interest expense. Net interest expense decreased 6.3% to $21.6 million for the nine month period ended September 30, 2010, from $23.1 million for the comparable period of 2009. Our average bank borrowings were approximately $46.9 million lower for the nine month period ended September 30, 2010 relative to the comparable period of 2009, due primarily to scheduled repayments and voluntary prepayments of our term loan debt. This was partially offset by an increase in our average effective interest rate on our bank borrowings to 5.0% in the nine month period ended September 30, 2010 compared to 4.9% in the comparable period of 2009.

Provision for Income Taxes. The provision for income taxes increased 33.9% to $77.9 million for the nine month period ended September 30, 2010, from $58.2 million in the comparable period of 2009, due primarily to higher income from continuing operations. Our effective income tax rate was 38.2% and 39.1% for the nine months ended September 30, 2010 and 2009, respectively. The lower effective income tax rate in 2010 was due primarily to a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization in the first quarter. The provision for the nine month period ended September 30, 2009 also includes $0.2 million in net discrete benefits resulting primarily from higher state tax credits, partially offset by provisions for uncertain tax positions and changes in a state tax law.

(Loss) Income from Discontinued Operations, Net of Taxes. Our discontinued operations, net of taxes, generated $2.0 million of income for the nine month period ended September 30, 2010, and a loss of $0.3 million in the comparable period of 2009. Income from discontinued operations increased primarily due to the gain of $2.7 million ($1.7 million net of tax) from the sale of two self service retail facilities to SSI on January 15, 2010.

2010 Outlook

We estimate that full year 2010 income from continuing operations and diluted earnings per share from continuing operations, excluding the impact of any restructuring expenses, will be in the range of $162 million to $168 million and $1.11 to $1.15, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. At September 30, 2010, we had $168.7 million in cash and cash equivalents and $79.9 million available under our bank credit agreement ($100 million commitment less letters of credit of $20.1 million). See Note 5, “Long-Term Obligations,” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our credit facility.

Since we entered into the credit facility in October 2007, our average availability under the revolving facilities has been approximately $74.7 million, and the highest amounts outstanding under our revolving facilities and in the form of letters of credit were $8.9 million and $26.5 million, respectively. We have not utilized the revolving facilities as a primary source of liquidity, but we do maintain sufficient availability if needs arise.

Borrowings under the credit facility accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our senior secured credit facility at September 30, 2010 (after giving effect to the interest rate swap contracts in force, described in Note 6, “Derivative Instruments and Hedging Activities,” in Part I, Item 1 of this Quarterly Report on Form 10-Q) was 4.40%, before debt issuance cost amortization. Borrowings against the senior secured credit facility totaled $589.0 million and $595.7 million at September 30, 2010 and December 31, 2009, respectively, of which $37.4 million and $7.5 million are classified as current maturities, respectively. In the third quarter of 2010, we entered into two floating to fixed interest rate swaps for a total notional amount of $350 million. These swaps establish fixed interest rates of 1.56% (plus applicable margin, currently at 2.25%) for $250 million of our variable rate debt through October 2015 and 1.09% (plus applicable margin, currently at 2.25%) for $100 million of our variable rate debt between April 2011 and October 2013. We have elected to extend our $250 million notional swap beyond the maturity date of our current credit facility because of the ability to lock a low fixed rate over a five year period and our expectation that we will carry at least $250 million in variable rate debt through the October 2015 swap expiration.

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

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 49,800 and 148,900 wholesale salvage vehicles in the three and nine months ended September 30, 2010, respectively, and 46,800 and 125,700 in the comparable periods of 2009. Our 2009 purchases included 15,000 vehicles purchased under the cash for clunkers program beginning in July. In addition, we acquired approximately 75,000 and 219,900 lower cost self service and crush only vehicles in the three and nine months ended September 30, 2010, respectively, and 82,100 and 221,300 in the comparable periods of 2009. Purchases of self-service vehicles declined compared to last year due to the sale and closure of certain self service retail operations in the first quarter of 2010. Our purchases of aftermarket parts and wheels totaled approximately $127.1 million and $394.7 million in the three and nine months ended September 30, 2010, respectively, and $110.9 million and $394.3 million in the comparable periods of 2009.

Net cash provided by operating activities totaled $144.6 million for the nine months ended September 30, 2010, compared to $135.5 million for the same period of 2009. For the nine months ended September 30, 2010, our operating income from continuing operations, excluding depreciation and amortization, increased by $56.4 million relative to the same period in 2009. The growth in operating profits is the primary factor contributing to the increase in net cash provided by operating activities in 2010. This increase was partially offset by $31.3 million in higher tax payments for the nine months ended September 30, 2010 compared to the same period in 2009, primarily resulting from our higher pretax income. Also, our investment in our primary working capital accounts (receivables, inventory and accounts payable) was greater in the nine months ended September 30, 2010 than the comparable period in 2009. Our net cash outflow for these working capital accounts was $33.9 million in the nine months ended September 30, 2010, compared to $18.4 million for the same period in 2009. The variance is primarily attributable to higher salvage inventory purchase costs in the nine months ended September 30, 2010 as we purchased a greater volume of wholesale salvage vehicles at higher average prices than the comparable period in 2009. Salvage inventory purchase costs included 15,000 lower-priced cash for clunkers vehicles in 2009 and zero cash for clunkers vehicles in 2010. Increased sales volume in our recycled and related products and services product category drove increased volume of wholesale salvage vehicle purchases, as inventory levels were built up to meet demand. We expect average car costs to remain above prior year costs as demand for salvage vehicles at auction remains high.

Net cash used in investing activities totaled $94.3 million for the nine months ended September 30, 2010, compared to $46.6 million for the same period of 2009. We invested $70.3 million of cash in 12 acquisitions in 2010, compared to $18.6 million for five acquisitions in the comparable period for 2009. In January 2010, we completed the sale of two of our self service yards for $12.0 million, net of cash sold. Property and equipment purchases were $37.0 million in the nine months ended September 30, 2010, which is $8.0 million greater than the capital expenditures for the comparable period in 2009.

Net cash provided by financing activities totaled $9.3 million for the nine months ended September 30, 2010, compared to net cash used of $3.2 million for the same period of 2009. In the first quarter of 2010, we elected to prepay $7.5 million of our term loan payments scheduled for the fourth quarter of 2010. During the first nine months of 2009, we made our regularly scheduled term loan payments, totaling $14.9 million. In the fourth quarter of 2009, we elected to prepay the first three quarters’ term loan payments for 2010, totaling $22.4 million. Thus, we were not required to make a scheduled term loan payment in the nine months ended September 30, 2010. Repayments of other debt, which primarily consists of notes issued for business acquisitions, were $1.3 million for each of the nine month periods ended September 30, 2010 and 2009. Line of credit borrowings totaled $2.3 million in 2009, resulting from borrowings to fund a Canadian business acquisition. Cash generated from exercises of stock options provided $8.7 million and $5.0 million in the nine months ended September 30, 2010 and 2009, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $9.4 million and $5.7 million in the nine months ended September 30, 2010 and 2009, respectively.

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

2010 Outlook

We estimate that our capital expenditures for the remainder of 2010, excluding business acquisitions, will be between $28 million and $38 million. We expect to use these funds for growth projects, including several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be slightly less than 20% of the total for 2010. We anticipate that net cash provided by operating activities for 2010 will be in excess of $165 million.

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

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan ChaseBank, N.A. and Deutsche Bank AG) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of September 30, 2010, we held two interest rate swap contracts representing a total of $450 million of notional amount with maturity dates in October 2010 ($250 million) and April 2011 ($200 million). In the third quarter of 2010, we entered into two additional interest rate swap contracts on a notional amount of $350 million, one effective in October 2010 ($250 million) and one effective in April 2011 ($100 million). They mature in October 2015 and October 2013, respectively. The two swaps entered into during the quarter will replace the earlier swaps upon maturity in October 2010 and April 2011, respectively. All of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. The fair market value of our outstanding interest rate swap contracts at September 30, 2010 was a liability of approximately $5.6 million, and the value of such contracts is subject to changes in interest rates.

At September 30, 2010, we had unhedged variable rate debt of $139.0 million, which will increase by $100 million in April 2011 when the $100 million notional amount swap replaces the $200 million notional amount swap currently in effect. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate on our variable rate debt, interest expense would change by $1.8 million (after giving effect to the hedge expirations) over the next twelve months. To the extent that we have cash investments earning interest, a portion of the interest expense increase resulting from the variable rate change would be mitigated by higher interest income.

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

We do not attempt to hedge our foreign currency risk related to our operations in Central America and Canada as our investment in such operations is not material. We maintain a Canadian dollar term loan that had a balance of CDN $36.3 million as of September 30, 2010. We have not elected to hedge the foreign currency risk related to this term loan.

Item 4.	Controls and Procedures

As of September 30, 2010, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting during the nine months ended September 30, 2010 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2010.

LKQ CORPORATION

/S/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ FRANK P. ERLAIN
Frank P. Erlain
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)