Form 10-K
period 2010-12-31
LKQ CORP
filed 2011-02-25
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, there were 136,161,518 shares of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant, and the aggregate market value of such shares was approximately $2.6 billion (based on the closing sale price on the Nasdaq Global Select Market on June 30, 2010). The number of outstanding shares of the registrant’s common stock as of February 18, 2011 was 145,820,311.

Documents Incorporated by Reference

Those sections or portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2011, described in Part III hereof, are incorporated by reference in this report.

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things:

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on the demand for our products and our ability to obtain financing for operations;

•	fluctuations in the pricing of new original equipment manufacturer (“OEM”) replacement products;

•	the availability and cost of our inventory;

•	variations in vehicle accident rates or miles driven;

•	changes in state or federal laws or regulations affecting our business;

•	changes in the types of replacement parts that insurance carriers will accept in the repair process;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	increasing competition in the automotive parts industry;

•	uncertainty as to the impact on our industry of any terrorist attacks or responses to terrorist attacks;

•	our ability to operate within the limitations imposed by financing arrangements;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	declines in the values of our assets;

•	fluctuations in fuel and other commodity prices;

•	fluctuations in the prices of scrap metal and other metals;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	our ability to integrate and successfully operate acquired companies and any companies acquired in the future and the risks associated with these companies;

•	claims by OEMs or others that attempt to restrict or eliminate the sale of aftermarket products;

•	termination of business relationships with insurance companies that promote the use of our products;

•	product liability claims by the end users of our products or claims by other parties who we have promised to indemnify for product liability matters;

•	currency fluctuations in the U.S. dollar versus the Canadian dollar, the Mexican peso and the Taiwan dollar; and

•	instability in regions in which we operate, such as Mexico, that can affect our supply of certain products.

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

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.lkqcorp.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1.	BUSINESS

OVERVIEW

LKQ Corporation (“LKQ” or the “Company”) provides replacement parts, components and systems needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; recycled products originally produced by OEMs, which we refer to as recycled products; used products that have been refurbished; and used products that have been remanufactured.

We distribute a variety of products to collision repair shops and mechanical repair shops, including aftermarket collision products, recycled collision and mechanical products, refurbished collision replacement products, such as wheels, bumpers and lights, and remanufactured products, such as engines and transmissions. We are the nation’s largest provider of aftermarket and recycled products and related services, with sales, processing, and distribution facilities that reach most major markets in the U.S. and Canada. We are also the largest nationwide provider of refurbished bumper covers and wheels. In addition to these full service, wholesale operations, we operate self service facilities that sell retail recycled automotive products. We also sell recycled heavy-duty truck products and used heavy-duty trucks. Our business has three operating divisions—wholesale aftermarket and recycled products, self service retail products and heavy-duty truck products.

We obtain the majority of our aftermarket inventory from auto parts manufacturers and distributors based in the U.S. and Taiwan. We procure recycled auto products mainly by purchasing salvage vehicles, typically severely damaged by collisions and primarily sold at salvage auctions or pools, and then dismantling and inventorying the parts. The refurbished and remanufactured products that we sell, including wheels, bumpers, bumper covers, head and tail lamps and engines, originate from parts from the salvage vehicles bought at auctions, parts received in trade at collision shops purchasing replacement products from us and damaged parts bought through bulk purchases from core sales companies that collect damaged parts.

The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. We indirectly rely on insurance companies, which ultimately pay for the majority of collision repairs of insured vehicles, to help drive demand. Insurance companies tend to exert significant influence in the vehicle repair decision. Because of their importance to the process, we have formed business relationships with certain insurance companies in which we are designated a preferred products supplier.

We provide customers with a value proposition that includes high quality products at lower cost than new OEM products, extensive product availability due to our regional inventory trading zones, and responsive service and quick delivery. Repair shops and insurance companies benefit because the lower costs for our products enable many vehicles to be repaired rather than declared total losses. The breadth of our product offerings—aftermarket, recycled, refurbished and remanufactured products—allows us to serve as a “one-stop” solution for our customers looking for the most cost effective way to provide quality repairs.

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

HISTORY

Since our formation in 1998, we have grown through internal development and over 100 acquisitions. Today, LKQ is the only supplier of aftermarket and recycled automobile products for the collision and mechanical repair industry with a national network and presence.

Initially formed through the combination of a number of wholesale recycled products businesses located in Florida, Michigan, Ohio and Wisconsin, LKQ grew to be a leading source for recycled auto collision and mechanical products. We subsequently expanded our product offerings through acquisitions of aftermarket and recycled products suppliers, refurbished and remanufactured products manufacturers and suppliers, self service retail operations and heavy-duty truck recycled products suppliers. The most significant increase to our business was through the acquisition of Keystone Automotive Industries, Inc. in October 2007, which, at the time of acquisition, was the leading domestic distributor of aftermarket products, including collision replacement products, paint products, refurbished steel bumpers, plastic bumper covers and alloy wheels.

In 2010, we made 20 acquisitions (16 in the wholesale products business, one in the recycled heavy-duty truck products business, two self service retail operations and one tire recycling business). Our acquisitions included the purchase of an engine remanufacturer, which allowed us to further vertically integrate our supply chain. We expanded our product offerings through the acquisition of an automotive heating and cooling component business, as well as a tire recycling business. Our 2010 acquisitions have also enabled us to expand our geographic presence, most notably in Canada through our purchase of Cross Canada, an aftermarket product supplier.

In January and February 2011, we acquired four businesses: an engine remanufacturer, an automotive heating and cooling component distributor, a wholesale recycled products business and a recycled heavy-duty truck business. These acquisitions will enable us to expand our market presence and enter new markets. Additionally, with our purchase of the engine remanufacturer, we will continue to build on our presence in the remanufacturing industry, while our acquisition of the automotive heating and cooling component distributor supplements our expansion into the heating and cooling aftermarket products market.

STRATEGY

We are focused on creating economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products, and by expanding into other product lines and businesses that may benefit from our operating strengths, such as recycled heavy-duty truck products and the engine remanufacturing business. We believe a supply network with a broad inventory of quality alternative collision and mechanical repair products, high fulfillment rates and superior customer service will provide us with a competitive advantage. Other than OEMs, the competition in the markets which we serve is extremely fragmented and the supply of products tends to be localized, often leading to low fulfillment rates, particularly with recycled products. The aftermarket and recycled distribution channels have historically been distinct and separate despite serving the same customer segment. We have brought these two channels together to provide our customers with a broader product offering. To execute our strategy, we are expanding our network of dismantling plants and warehouses in major metropolitan areas and employing a distribution system that allows for order fulfillment from regional warehouses located across the U.S. and Canada. By continuing to grow our recycled product inventory, complemented by a broad supply of aftermarket products, and efficiently moving the inventory within our network, we have increased fulfillment rates beyond the levels that we believe most of our competitors realize, particularly for recycled products.

Sources of high quality, reliable alternatives to OEM products are important to insurance companies and to our direct customers as they seek to control repair costs. Lower parts costs and quicker completion of orders saves money and reduces cycle times. We believe this strategy is applicable to both the automobile and heavy-duty truck markets. In order to execute this strategy and build on our progress thus far, we will continue to seek to expand into new markets and to improve penetration both organically and through acquisitions in targeted markets.

National network in place

LKQ has invested significant capital to develop a national network of aftermarket, recycled, refurbished and remanufactured product facilities. The difficulty and time required to obtain proper zoning, as well as dismantling and other environmental permits necessary to operate newly-sited recycled product facilities, would make establishing a new network of locations a challenge for a competitor. In addition, there are difficulties associated with recruiting and hiring an experienced management team that has strong industry knowledge.

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

Strong business relationships

We have developed business relationships with automobile insurance companies, collision and mechanical repair shops, suppliers and other industry participants. We believe that insurance companies, as payers for many repairs, are increasingly taking more active roles in the selection of alternative replacement products for vehicle repairs in order to contain the repair portion of the claims costs. On behalf of certain insurance companies, we provide a review of vehicle repair estimates so they may assess the opportunity to increase usage of alternative products in the repair process, thereby reducing their costs. Our employees also provide quotes for our products to assist several insurance companies with their estimate and settlement processes. We also work with insurance companies and vehicle manufacturers to procure salvage vehicles directly from them on a selected basis, which provides us with an additional source of supply and offers lower transaction costs to sellers of low value salvage vehicles. We believe we are positioned to take advantage of the increasing importance these industry participants have in the repair process and will continue to look for ways to enhance our relationships with them.

We provide quality assurance programs that offer additional product support to auto insurance companies. These product support programs identify specific subsets of aftermarket products by vendor and product type that can be used in the repair of vehicles that these companies insure. The programs typically offer aftermarket products that have been produced by manufacturers certified by a third party testing lab. We may provide additional validation of the quality of the products beyond our standard warranties, and identification details that make the products traceable back to a manufacturer’s specific production run.

To strengthen our relationship with collision shops, we have developed “Keyless,” a program that enables collision repair shops to link their estimating systems with our aftermarket and recycled inventory. It is compatible with all of the major estimating systems and provides real-time inventory availability. The system encourages the use of alternative products by indicating to the collision shop the availability of applicable alternative products at the time of the estimate. It also provides demand information to our purchasing department and offers sales leads for our sales representatives.

Technology driven business processes

We focus on technology development as a way to support our competitive advantage. We believe that we can more cost effectively leverage our data to make better business decisions than our smaller competitors. We continue to develop our technology to better manage and analyze our inventory, assist our salespeople with up-to-date pricing and availability of our products, and further enhance our inventory procurement process. For example, our representatives responsible for procuring vehicles are equipped with handheld computing devices that compare the vehicles at the salvage auctions to our current inventory, historical demand, and recent average prices to arrive at an estimated maximum bid. This bidding system reduces the likelihood of purchasing unneeded parts that might result in obsolete inventory.

We deploy inventory management systems at our facilities that are similar to those used by leading distribution companies. We make extensive use of bar code technology and wireless data transmission to track parts from the time a vehicle or product arrives at a facility to its placement on a route truck for delivery to the customer. All of our aftermarket locations run on a standard operating platform. In the third quarter of 2010, we completed a rollout of LKQX at our domestic locations, a proprietary software system that simplifies the sales process of both recycled and aftermarket products for our sales representatives. In addition, we are implementing a new point-of-sale system for our self-service operations that improves the reliability of our self service operations. Both LKQX and our self-service point-of-sale system provide enhanced data for management reporting and analysis. In 2010, we also completed the implementation of an enterprise system for our heavy-duty truck operations. This system provides visibility across our plants, allowing for improved sales by reducing lost sales due to stock-outs.

Demand driven procurement

We believe efficient procurement of aftermarket products and salvage vehicles is critical to the growth of the operating results and cash flow of our business. We use information systems and proprietary methodologies to help us identify high demand aftermarket and recycled products. Our aftermarket inventory system tracks products sold and sales lost due to a lack of inventory, and makes purchase recommendations. The inventory system also recommends purchases and transfers based on the extent and location of demand. Our buying team reviews the recommendations and places orders accordingly. When we procure aftermarket products or refurbish wheels, bumpers and lights, we focus on products that are in the most demand by the insured repair market. Our most popular aftermarket products are head lamps, tail lamps, grilles, hoods, mirrors, bumpers, bumper covers, and fenders. Because lead times may take 45 days or more on imported products, sales volume and in-stock inventory are important factors in the procurement process.

Our information systems prioritize and recommend bid prices of the salvage vehicles we evaluate for purchase. Our processes and systems help to identify with a high degree of accuracy the value of the parts that can be recycled on a salvage vehicle and recommend a maximum purchase price to achieve our target margins from the resale of the recycled products. We also use historical sales records of vehicles by model and year to estimate the demand for our products. Combining this information with proprietary data that aggregate customer requests for products, we are able to source aftermarket products and salvage vehicles at prices that we believe will allow us to sell products profitably.

High fulfillment rates

We have increased local inventory levels and found that it has improved our customer service and allowed for faster deliveries. For both our aftermarket and recycled products operations, improving local order fulfillment rates reduces transfer costs and delivery times, and improves customer satisfaction. Our ability to share inventory on a regional basis increases the availability of replacement products and also helps us to fill a higher percentage of our customers’ requests. We have developed regional trading zones within which we make our inventory available to our local facilities, mostly via overnight product transfers. We manage our purchasing and recycled product inventory on a regional basis to enhance the availability of the products that we believe will be in the highest demand within each region. We believe that our higher than industry average fulfillment rates distinguish us from our competition.

Broad product offering

The breadth and depth of our inventory reinforces LKQ’s ability to provide a “one-stop” solution for our customers’ aftermarket, recycled, refurbished and remanufactured product needs. Customers place a high value on the availability of a broad range of vehicle replacement products. We are able to provide the collision and mechanical repair industry with premium products at costs typically 20% to 50% below new OEM replacement products. The availability of alternative products means that automobiles can be repaired at lower costs and leads to more cars being repaired rather than designated as ‘total losses’ by insurance companies. In fact, many insurance companies will not authorize the use of higher cost, new OEM replacement products if alternative products are available. Our ability to supply these products gives insurance companies the confidence to designate LKQ as the preferred supplier for their repair shops. With our national footprint and comprehensive repair products programs in most of the major U.S. markets, we believe we are the only supplier that is able to support the insurance industry in this manner. Our aftermarket product offering is particularly broad with more than 75,000 SKUs. In order to address the multiple needs of our aftermarket customers, we offer our Platinum Plus line of high quality products with lifetime warranties, our Value Line of aftermarket products when cost is the main factor for vehicle repairs, and products certified by independent organizations such as the Certified Automotive Parts Association (“CAPA”) and NSF International (“NSF”). We offer other products, including paint and related repair materials (like tape, sandpaper, paint guns and frame racks) so that our customers can purchase these at the same time as they are ordering their automotive repair products.

One call away

To execute our strategy of offering a broad inventory with high fulfillment rates, we offer our customers the choice of aftermarket or recycled products. For many parts, we also offer refurbished or remanufactured product options. If, for example, a customer has a damaged bumper, we may offer that customer the choice of a recycled bumper, a new aftermarket bumper, or a refurbished bumper. Because recycled products are in limited supply, our ability to offer additional alternative product options increases our fulfillment rates and customer satisfaction. Historically there have been separate supply channels in the industry for recycled and aftermarket products; however, we are combining the channels through the sharing of warehousing, inventory, sales and distribution systems so that our repair shop customers need only one source of supply for their alternative repair products.

WHOLESALE AUTO PRODUCTS

Our wholesale automobile product operations are comprised of aftermarket, recycled, refurbished and remanufactured product operations. We are organized by geographic regions serving the U.S. and Canada that sell all four product types to collision and mechanical automobile repair businesses.

Our aftermarket products business is conducted from facilities that may include sales, warehousing and distribution centers. As of December 31, 2010, we conducted our aftermarket product distribution from 166 facilities in the U.S. and Canada.

We process salvage vehicles and warehouse recycled products at facilities throughout the U.S. and Canada. A typical facility has processing, sales, distribution and administrative operations on site, indoor and outdoor storage areas, and includes a large warehouse with multiple bays to dismantle vehicles. We also have facilities that operate primarily as redistribution centers. As of December 31, 2010, we conducted our wholesale recycled product operations from 97 facilities, 80 of which included a combination of processing, sales and redistribution operations, and 17 of which were primarily redistribution facilities.

We refurbish bumpers and wheels at 53 locations in the U.S. and Canada and one location in northeast Mexico. We refurbish head lamps and tail lamps primarily at a facility in Michigan. In 2010, we purchased an engine remanufacturing business in Missouri. Our 2011 acquisitions included an engine remanufacturer with locations in the U.S. and Mexico. Our refurbished and remanufactured products are primarily distributed through our wholesale aftermarket and recycled product facilities.

Wholesale Aftermarket Products

We distribute more than 75,000 SKUs of aftermarket collision products and repair materials for the most common models of domestic and foreign automobiles and light trucks, generally for the ten most recent model years. Our principal aftermarket product types consist of those most frequently damaged in collisions, including: automotive body panels, bumpers, grilles and lights. We also sell cooling products, paint and other materials used by collision repair shops. The sources for our aftermarket products are both foreign and domestic manufacturers and distributors.

Aftermarket products provide the collision repair industry with quality products at prices well below new OEM replacement products. Lower costs may help insurers contain collision repair costs, and often mean that cars are considered repairable rather than categorized as total losses.

We distribute paint and other materials used in repairing damaged vehicles, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by us are purchased from numerous domestic suppliers. Certain of these products are distributed under the brand “Keystone.”

Platinum Plus is our exclusive brand offered in the Keystone product line of aftermarket products. It offers high quality products at lower costs than new OEM replacement products. The Platinum Plus products are held to high quality standards and tested by quality teams. We provide a warranty for as long as a consumer owns the vehicle on which the product was installed. Many of our Platinum Plus products are used for repairs that are ultimately paid for by insurance companies and are part of our quality assurance programs.

CAPA and NSF are associations that evaluate the functional equivalence of aftermarket collision replacement products to OEM collision replacement products. Members of CAPA and NSF include insurance companies, product distributors (including LKQ), collision repair shops and consumers.

CAPA and NSF develop engineering specifications for aftermarket collision replacement products based upon examinations of OEM products; certify the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certify the materials, fit and finish of specific aftermarket collision replacement products. Many major insurance companies have adopted policies recommending or requiring the use of products certified by CAPA or NSF when available. A number of CAPA and NSF certified products are also marketed under the Platinum Plus brand.

We distribute parts certified by CAPA and NSF and actively participate with CAPA, NSF, insurance companies and consumer groups in encouraging independent manufacturers of collision replacement products to seek certifications from these organizations.

We have developed a product line called “Value Line” for more value conscious, often self-pay, consumers. Our Value Line products offer quality products at reasonable prices, providing additional choices for repairs or rebuilding of vehicles. The Value Line product line is available for most product categories.

Procurement of Inventory

The aftermarket products we distribute are purchased from independent manufacturers located primarily in Taiwan and the U.S. In 2010, we purchased 12% of the aftermarket products we sell from each of two manufacturers. No other suppliers provided more than 7% of our supply of aftermarket products. We believe we are one of the largest customers of each of the ten largest suppliers. We purchased approximately 48% of our aftermarket products directly from manufacturers in Taiwan and other Asian countries. Approximately 52% of our aftermarket products were purchased from locations in the U.S. However, the majority of these products were manufactured in Taiwan and other Asian countries.

We benefit from an automated procurement system that makes order and inventory transfer recommendations using product sales and data for lost sales due to stockouts. Buyers review the system’s recommendations and then place purchase orders or arrange for a redistribution of inventory to areas of higher demand. For new products, we use vehicle volume and registrations by state to influence what new products should be ordered and where the stock should be located. Typically six months after the products are introduced, the automated system has sufficient data to make order recommendations.

We have business arrangements with manufacturers to produce our Platinum Plus products. These agreements automatically renew for additional 12 month periods unless written notice is given. While we compete with other distributors for production capacity, we believe that our sources of supply and our relationships with our suppliers are satisfactory.

For orders from domestic suppliers, we usually receive orders within ten days. Orders placed with foreign manufacturers generally are received within 45 to 60 days.

Foreign orders typically are shipped in sea containers directly to 84 of our 166 aftermarket locations. We have 27 regional hubs and one master warehouse located in Michigan. The hub warehouses act as sources for our other non-container, direct aftermarket warehouse locations, and serve as the central stocking point of all slower moving items, which allows all branches to have a high fill-rate of next day availability. This structure enables us to provide higher fulfillment rates.

Wholesale Recycled Products

Wholesale recycled collision and mechanical products provide high quality, lower-price repair options. Our most popular recycled products include engines, transmissions, doors, front end assemblies, trunk lids, bumper assemblies, head and tail lamp assemblies and mirrors. Some insurance companies mandate that the recycled products must be of the same model year or newer as the vehicle being repaired. As a result, the products we sell are typically from vehicles not more than ten years of age. We have adopted the industry’s grading system based on the condition of the product, and factor product grades into our pricing decisions. Unlike aftermarket products that are individually boxed, recycled products are most frequently sold as subassemblies or as multiple parts already put together. Installing recycled products often means that collision shops not only save on product cost, but, because several products may come pre-assembled, are able to reduce labor costs.

Procurement of Inventory

In 2009, nearly 11 million of the more than 255 million vehicles registered in the U.S. became end of life vehicles (“ELV”) and were retired from use for reasons including age, damage, malfunction or abandonment. We procure recycled products for our wholesale operations by acquiring severely damaged or totaled vehicles. Vehicles that have been declared “total losses” typically are sold at regional salvage auctions held throughout the country. Salvage auctions charge fees both to the suppliers of vehicles, primarily insurance companies, and to the purchasers, such as LKQ. Additionally, we pay third parties fees to tow the vehicles from the auction to our facilities.

Over the past few years, the frequency with which vehicles are declared total losses has increased as a result¸ we believe, of the rise in repair costs relative to used car values. As OEMs offer models that have increasingly complex safety measures such as multiple airbags and vehicle operating sensors, the cost to repair such vehicles has risen. In 2010, high used car values may have reduced the effect of this trend slightly.

In 2010, LKQ acquired approximately 198,000 salvage vehicles for our wholesale recycled product operations with approximately 97% purchased at salvage auctions. Our salvage buyers typically visit the auction sites or review the auctions online in advance of scheduled auction dates to investigate the vehicles to be sold and determine our interest in buying them. They obtain key information such as the model and mileage, and perform visual damage assessments to determine which parts on the targeted vehicles are recyclable. With the data from this preview, we deploy a bidding system that performs a valuation calculation for each vehicle. The calculation incorporates demand for a vehicle’s recyclable parts, current inventory levels, average selling prices, auction costs, projected margins and instances of out-of-stock, and recommends a maximum bid price. Bids are then placed on those vehicles that contain desirable parts. The system provides a disciplined supply and demand procurement approach that focuses on vehicles for which there is greatest demand.

We acquired approximately 3% of the salvage vehicles we purchased for wholesale parts in 2010 directly from insurance companies, vehicle manufacturers, and other direct sellers. These arrangements eliminate the fees charged to the buyers and sellers by the salvage auction, often providing inventory with a lower initial expenditure of capital. Direct purchase agreements, while usually beneficial, have limited applicability to our procurement because of the volume of vehicles we buy. Purchasing vehicles at auction provides us with the flexibility to focus on sought after vehicles based on our bidding algorithms.

Vehicle Processing

Vehicle processing for our wholesale recycled operations involves dismantling a salvage vehicle into recycled products that are ready for sale. When a salvage vehicle arrives at one of our facilities, an inventory specialist identifies, catalogs, and schedules the vehicle for dismantling. Prior to dismantling, we remove from each vehicle its fluids, Freon, and parts containing hazardous substances and precious metals such as catalytic converters. The extracted fluids are stored in bulk and subsequently sold to recyclers. In the case of gasoline, the fuel retrieved is primarily used to power our delivery vehicles. A small portion of the recycled motor oil we collect is used at certain of our plants that have high-efficiency oil burning furnaces; the balance is sold to motor oil recyclers.

When ready for dismantling, each vehicle will have an inventory report that indicates to the dismantler which parts should be removed and placed in a warehouse for future sales to customers, which parts should be collected in bulk for sale to parts remanufacturers, and which parts have value but for now should remain on the vehicle.

Products that are placed directly on our shelves are typically higher sales volume items such as engines, transmissions, doors, hoods, trunk lids, head and tail lamp assemblies, and front and rear bumpers. Many of the recycled products we sell are subassemblies of multiple parts including quarter panels and front end assemblies. The subassemblies are cut from the vehicle bodies, usually using specific parameters provided by the repair shop at the time of sale.

Parts that are not in a condition to be sold as recycled products or that are in surplus supply are separated and sold in bulk to parts remanufacturers, or otherwise refurbished or remanufactured internally. Bumpers and lighting items are sent to our refurbishing facilities, while wheels may be sent either to our refurbishing facilities or our smelter operations. With our acquisition of an engine remanufacturer in 2010, we also remanufacture high-demand engines.

If there is strong demand for products that are currently at high stock levels in our warehouses, we may choose to hold the vehicle for further dismantling at some future date when we are more likely to have a need for the parts. The holding period for partially dismantled car bodies will depend on the rack space available at the site. Once all of the parts of value have been removed, the remaining vehicle frame is crushed and sold to scrap processors.

Prior to placement on our warehouse shelves, each inventory item is given a unique bar code tag for identification and entered into our inventory tracking system. We utilize bar coding systems and wireless transmission to keep track of inventory from the time a product is removed and inventoried, to the time it is sold and put on a truck for delivery.

Refurbished and Remanufactured Products

As of December 31, 2010, we operated 41 plastic bumper and bumper cover refurbishing plants, two chrome bumper plating plants, 12 wheel plants, one light refurbishing plant and one engine remanufacturing operation. Most of our refurbished and remanufactured products are sold through our wholesale aftermarket and recycled distribution channels. The balance is sold to retail automotive stores, wholesale distributors and via internet sales.

The majority of our refurbished and remanufactured products are processed from cores obtained from salvage vehicles purchased by our recycled operations, damaged cores collected by our route delivery drivers from vehicles under repair by our customers, and from core brokers. Our sales capacity for these products is limited by the availability of cores to refurbish. In addition to the engines we remanufacture in-house, we sell some remanufactured or refurbished mechanical products, such as engines and transmissions acquired from other mechanical remanufacturers.

Scrap and Other Materials

Our wholesale recycled product operations generate scrap metal and other materials that we sell to recyclers. Vehicles that have been dismantled for recycled products and “crush only” ELVs acquired from other companies, including OEMs, are typically crushed using equipment on site. In other cases, we will hire mobile crushing equipment to crush the vehicles before they are transported to shredders and scrap metal processors. Damaged and unusable wheel cores are melted by our aluminum smelter operations and sold to consumers of aluminum ingot and sow for the production of various automotive products, including wheels.

Customers

We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships. We also generate a portion of our revenue from scrap sales to metal recyclers. No single customer accounted for 2% or more of our revenue in 2010.

Repair Shops and Others

We sell the majority of our wholesale products to collision and mechanical repair shops. Industry reports estimate there were approximately 44,200 collision repair shops, including those owned by new car dealerships, in the U.S. in 2008. The same reports estimate there were approximately 76,700 general (including mechanical) repair garages, but excluding new car dealership service departments, in the U.S. in 2008. The majority of these customers tend to be individually-owned small businesses, although there has been a trend toward consolidation, resulting in the formation of several national and regional repair companies. We also sell our products to automobile dealerships, car rental companies and fleet management groups.

Insurance Companies

Automobile insurance companies wield significant influence on the demand for our products. While insurance companies do not pay for our products directly, they ultimately pay for the repair costs of insured vehicles in excess of any deductible amount. As a result, insurance companies often influence the types of products used in a repair.

Our nationwide presence gives us a distinctive ability to service the major automobile insurance companies. Insurance companies generally operate at a national or regional level. The use of our products provides a direct benefit to these companies by lowering the cost of repairs, decreasing the time required to return the repaired vehicle to the customer, and providing a replacement product that is of high quality and comparable performance to the part replaced.

We assist insurance companies by providing high quality aftermarket, recycled, refurbished and remanufactured products to collision repair shops, especially to repair shops that are part of an insurance company’s Direct Repair Program (“DRP”) network. Our Keyless system indicates the availability of alternative products as replacements for damaged OEM products. This data helps insurance companies monitor the body shops’ compliance with its DRP product guidelines that might, for instance, stipulate the use of the lowest cost products that meet quality specifications. In addition, in some markets insurance companies are able to dispose of low value total loss vehicles directly to us so they can save the transaction fees associated with selling these vehicles through salvage auctions.

Remanufacturers—Core Sales

A mechanical part that is unsuitable for sale as a replacement product or is a part for which we currently have an excess supply will typically be sold in bulk shipments to mechanical remanufacturers. Examples of mechanical products we sell in this manner are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors. Our sales to remanufacturers tend to be large orders and are dependent on their needs for certain product lines. Beginning in 2010, certain engines that we previously sold to remanufacturers are retained and remanufactured internally.

Sales and Marketing

In the case of repairs paid for as a result of insurance claims, which industry publications estimate are approximately 89% of all repairs, insurance companies give collision repair shops directives as to what type of replacement products are eligible for reimbursement. Typically insurance carriers have established a hierarchy or decision tree prioritizing the types of products to be used for repairs: first, recycled products if available; if not, aftermarket or refurbished products as alternatives. If none of these alternative product types is available, the shop may then use new OEM replacement products. As a body shop looks for products for a repair, the sourcing of products typically begins with a call to one of our recycled operations or one of our competitors. Our recycled sales personnel are encouraged to capture the sale as a “one-stop shop” and, if recycled products are out of stock, to fill orders from our aftermarket or refurbished product inventory. To support these efforts, we have provided our sales staff with access to both aftermarket and recycled sales systems, and we have developed sales incentive programs that encourage cross selling throughout our wholesale operations.

As of December 31, 2010, we had approximately 1,750 full-time sales staff in our wholesale operating segment. The full time sales personnel are located at sales desks at our facilities or at one of the regional call centers we operate. We deploy a call routing system that redirects overflow calls to alternative call centers, typically located within the same region. We also operate two other call centers, one to support national accounts, and the other to support insurance adjusters’ needs and questions. Our sales personnel are encouraged to initiate outbound calls in addition to the inbound calls they handle. Our sales staff can use our Keyless estimating system to generate sales leads for both aftermarket and recycled products.

We are continually reviewing and revising the pricing of wholesale products. Our pricing specialists consider factors such as recent demand levels, inventory quantity on hand and turnover rates, new OEM product prices and local competitive pricing, with the goal of optimizing revenue. We set list prices and then sell items at a discount to list, with the discount typically based on volume. We may adjust prices during the year in response to material price changes of new OEM replacement products.

We believe our commitment to stock inventory in local warehouses, supplemented by the inventory sharing system within our regional trading zones, improves our ability to meet our customers’ requirements more frequently than our competitors and gives us a competitive advantage.

Distribution

We have a distribution network of 278 wholesale plants and warehouses across the U.S. and Canada, of which 31 function as large hub or cross dock facilities. Our network of facilities allows us to develop and maintain our relationships with local repair shops while providing a level of service that is made possible by our nationwide presence. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network.

We have developed an internal distribution network to allow our sales representatives to sell aftermarket, recycled, refurbished and remanufactured products from inventory within regional trading zones, thus improving our ability to fulfill customer requests and accelerating inventory turnover. Each weekday we operate approximately 200 transfer runs between our cross dock facilities and our plants and warehouses within our regional trading zones to redistribute aftermarket, recycled, refurbished and remanufactured products for delivery on the next day. In addition, we have approximately 2,700 local delivery routes serving our customers each weekday.

Each sale results in the generation of a work order at the location housing the specific product. A dispatcher is then responsible for ensuring fulfillment accuracy, printing the final invoice, and including the product on the appropriate truck route for delivery to the customer. In markets where we offer aftermarket, recycled, refurbished and remanufactured products, we have begun to integrate the delivery of multiple product types on the same delivery routes to help minimize distribution costs and improve customer service. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans. Over time, our delivery vehicles will become more consistent as we reconfigure the fleet to include vehicles that can carry all four product types.

Competition

We consider all suppliers of vehicle collision and mechanical products to be competitors, including aftermarket suppliers, other recycling businesses, refurbishing operations, parts remanufacturers, OEMs and internet-based suppliers. We do not consider retail chains that focus on the do-it-yourself market to be our direct competitors. We believe the principal areas of differentiation in our industry include availability of inventory, pricing, product quality and service.

The aftermarket product distribution business is highly fragmented and our competitors, other than OEMs, are generally independently owned distributors with one to three distribution centers. Similarly, we compete with domestic vehicle product recyclers, most of which are single-unit operators. In some markets, smaller competitors have organized affiliations to share marketing and distribution resources, including internet sites. We compete with the aftermarket, recycled, refurbished and remanufactured product distributors on the basis of service, our nationwide distribution system, our product lines, our relationships with certain insurance companies, and to a lesser extent, price.

Manufacturers of new original equipment products sell the majority of automobile replacement products. We believe, however, that as the insurance and repair industries continue to recognize the advantages of aftermarket, recycled, refurbished and remanufactured products, the alternatives to new OEM replacement products will account for a larger percentage of total vehicle replacement product sales. Since 2000, alternative parts usage has increased from approximately 23% to 37% of the collision replacement product market. We compete with OEMs on the basis of price, service and product quality.

SELF SERVICE RETAIL

Our self service retail operations sell parts from older cars and light trucks directly to consumers. In addition to revenue from the sale of parts, core and scrap, we charge a small admission fee to access the property. Our self service facilities typically consist of a fenced or enclosed area of several acres with vehicles stored outdoors and a retail building through which customers are able to access the yard. As of December 31, 2010, we conducted our self service retail operations from 43 facilities in North America.

Inventory

We acquire inventory for our self service retail product operations from a variety of sources, including but not limited to towing companies, municipality sales, auctions, insurance carriers, charitable organizations and the general public. We typically procure salvage vehicles that are more than eight model years old for our self service retail recycled product operations. These vehicles will typically be older and of lower quality than the salvage vehicles we purchase for our wholesale recycled product operations. In 2010, we purchased approximately 297,000 lower cost self service and crush only vehicles.

Processing and Placement

Vehicles are typically delivered to our locations by the seller, though in some cases, we will arrange for transportation. Once on our property, minimal labor is required to process the vehicle other than removing the fluids, catalytic converters and hazardous materials. Vehicles are then put out in the yard for customers to remove parts. The vehicle inventory is usually organized according to domestic and foreign cars, passenger vans and trucks. In our self service business, availability of a specific part will depend on which vehicles are currently at the site and to what extent parts may have previously been removed and sold.

Part prices are listed on regularly updated price sheets and will vary by part type, but not by make or model. For instance, four cylinder engines are priced the same amount regardless of vehicle make, model, age or condition. The revenue sources from these operations are: the sale of parts; the entrance fees; the sale of the cores and other metals; and the scrap of the crushed car bodies of the vehicle after the sale parts have been removed. We usually allow customers access to vehicles for 30 to 60 days before they are crushed and sold to scrap metal processors.

Scrap and Other Materials

Our self service auto recycling operations generate scrap metal and other materials that we sell to recyclers. Vehicles that are no longer available to the public and “crush only” vehicles acquired from other companies, including OEMs, are typically crushed using equipment on site.

Customers

The customers of our self service yards are frequently do-it-yourself mechanics, small independent repair shops servicing older vehicles and auto rebuilders.

Competition

There are competitors operating self service businesses in all of the markets in which we operate. In some markets, there are numerous competitors, often operating in close proximity to our operations. We try to differentiate our business by the quality of the inventory and the size and cleanliness of the property.

HEAVY-DUTY TRUCKS

LKQ started its heavy-duty recycled truck product operations in 2008 with the purchase of a recycler based in Houston, Texas. As of December 31, 2010, we had a total of 11 facilities located in the U.S., Canada and Mexico. We began our recycled truck operations with a belief that development of a network would offer similar opportunities to those we have experienced with our wholesale recycled product operations.

Our inventory is comprised of used heavy- and medium-duty trucks, usually from 2004 or earlier, which are purchased at salvage and truck auctions or directly from insurance companies or large fleet operators. During 2010, we purchased approximately 4,000 vehicles. Depending on the condition of the vehicles, they may be resold as running vehicles or dismantled for parts. The vehicles that are acquired for resale are typically special purpose or vocational use trucks such as those used for garbage pickup or cement delivery. If requested by the sellers of the vehicles, we provide an assurance that the vehicles will be sold to foreign buyers and exported to countries for use outside of the U.S., or to domestic buyers after the vehicles have been reconditioned and modified for use other than their original purpose.

Customers

Customers for the recycled products are often owner/operators, local cartage companies operating small fleets or foreign buyers seeking low cost parts, most commonly engines and transmissions. Newer products will often be sold to insurance companies for use in an insured’s vehicle. We also sell products and running vehicles to exporters.

EMPLOYEES

As of December 31, 2010, we had approximately 12,000 employees. We are a party to a collective bargaining agreement with a union that represents approximately 110 employees at our Totowa, New Jersey facility. Approximately 420 of our employees at our bumper refurbishing plant in Mexico and approximately 170 of our employees at our recycled parts facility in Quebec City, Canada are also represented by unions. Other than these locations, none of our employees is a member of a union or participates in other collective bargaining arrangements. We consider our employee relations to be good.

FACILITIES

Our corporate headquarters are located at 120 North LaSalle Street, Suite 3300, Chicago, Illinois 60602. The lease for our corporate headquarters expires in July 2011, at which time we are scheduled to move to a leased facility at 500 West Madison Street, Chicago, Illinois 60606. In addition to our corporate headquarters, we also have regional offices throughout the U.S., all of which perform corporate functions. We are in the process of transferring from the regional corporate offices to a financial services support center in Nashville, Tennessee certain corporate functions previously performed regionally, including accounting, procurement, and information systems support. We expect this transition to be completed in 2011. In addition to our corporate offices, we have numerous operating facilities that handle wholesale, self service retail and heavy-duty truck products. We operate out of more than 325 locations in total. A majority of these locations are leased. Some of our locations stock multiple product types or serve more than one function.

Included in our total locations are five facilities in Central America, 30 facilities in Canada and two facilities in Mexico.

INFORMATION TECHNOLOGY

In 2010, we completed the installation of a proprietary facility management system called LKQX at our domestic locations that we developed for our wholesale recycled product operations to replace a third party system. The new system improves the integration of inventory with the aftermarket system and provides improved control, selling and data analysis features. We believe that a single system that presents a combined view of aftermarket, recycled, refurbished and remanufactured products helps facilitate the sales process, allows for continued implementation of standard operating procedures, and yields improved training efficiency, employee transferability, access to our national inventory database, management reporting and data storage. It also eliminates the need to create multiple versions of proprietary applications and systems support processes. The system also supports an electronic exchange process for identifying and locating parts at other select recyclers and facilitates brokered sales to fill customer orders for items not in stock.

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

All of our refurbishing operations use a single facility management system. In 2010, we standardized our point-of-sale systems used in our self service retail operations, which allows for improved system reliability and enhanced management reporting. We also implemented in 2010 a single enterprise system for all of our heavy-duty truck operations that supports inter-region sales to reduce the potential for lost sales due to out-of-stock parts.

The hardware that supports the systems used in our wholesale, self service and heavy duty truck operations is located in offsite data centers. The centers are in secure environments with around-the-clock monitoring, redundant power backup, and multiple, diverse data and telecommunication routing.

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

Contamination resulting from vehicle recycling processes can include soil and ground water contamination from the release, storage, transportation, or disposal of gasoline, motor oil, antifreeze, transmission fluid, chlorofluorocarbons (“CFCs”) from air conditioners, other hazardous materials, or metals such as aluminum, cadmium, chromium, lead, and mercury. Contamination from the refurbishment of chrome plated bumpers can occur from the release of the plating material. Contamination can migrate on-site or off-site which can increase the risk, and the amount, of any potential liability.

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

Anti-Car Theft Act

In 1992, Congress enacted the Anti-Car Theft Act to deter trafficking in stolen vehicles. The purpose of the law is to implement an electronic system to track and monitor vehicle identification numbers and major automotive parts. In January 2009, the U.S. Department of Justice implemented the portion of the system to track and monitor vehicle identification numbers. The portion of the system that would track and monitor major automotive parts would require various entities, including automotive parts recyclers like us, to inspect salvage vehicles for the purpose of collecting the part number for any “covered major part.” The Department of Justice has not promulgated rules on this portion of the system, and therefore there has been no progress on the implementation of the system to track and monitor major automotive parts. However, if this system is fully implemented, the requirement to collect the information would place substantial burdens on vehicle recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may further discourage the use by such shops of recycled products. There is no pending initiative to implement the parts registration from a law enforcement point of view. However, there is a risk that a heightened legislative concern over safety of parts might precipitate an effort to push for the implementation of such rules.

Legislation Affecting Automotive Repair Parts

Most states have laws relating to the use of aftermarket products in motor vehicle collision repair work. The provisions of these laws include consumer disclosure, vehicle owner’s consent regarding the use of aftermarket products in the repair process, and the requirement to have aftermarket products certified by an independent testing organization. Some jurisdictions have laws that regulate the sale of certain recycled products that we provide, such as airbags. Additional laws of this kind may be enacted in the future. An increase in the number of states passing such legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse impact on our business. Additionally, Congress could enact federal legislation restricting the use of aftermarket and recycled automotive products used in the course of collision repair.

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

Risks Relating to Our Business

Our operating results and financial condition have been and could continue to be adversely affected by the economic conditions in the U.S.

The decline in economic conditions in the U.S. adversely impacted our business. Such conditions have resulted in fewer miles driven, fewer accident claims and a reduction of vehicle repairs. In the event that the U.S. economic conditions decline further or do not improve, we expect that our business will continue to be negatively affected.

We face intense competition from local, national, international, and internet-based vehicle products providers, and this competition could negatively affect our business.

The vehicle replacement products industry is highly competitive and is served by numerous suppliers of OEM, recycled, aftermarket, refurbished and remanufactured products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national and international providers, and internet-based suppliers. Providers of vehicle replacement products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of vehicle replacement products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries, than we do. In certain regions of the U.S., local vehicle recycling companies have formed cooperative efforts to compete in the wholesale recycled products industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.

We believe that substantially in excess of 50% of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors like us. The OEMs are therefore in a position to exert pricing pressure in the marketplace. We compete with the OEMs primarily on price and to a lesser extent on service and quality. From time to time, OEMs have experimented with reducing prices on specific products to match the lower prices of alternative products. If such price reductions were to become widespread, it could have a material adverse impact on our business.

Claims by OEMs relating to aftermarket products could adversely affect our business.

OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the U.S. International Trade Commission.

In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket products imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a settlement arrangement that expires in September 2011.

U.S. Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents then they have in the past. To the extent that the OEMs are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products which could have an adverse effect on our business. We will likely incur significant expenses investigating and defending intellectual property infringement claims. In addition, aftermarket products certifying organizations may revoke the certification of parts that are the subject of the claims. Lack of certification may negatively impact us because many major insurance companies recommend or require the use of aftermarket products only if they have been certified by an independent certifying organization.

An adverse change in our relationships with our suppliers or auction companies could increase our expenses and hurt our ability to serve our customers.

We are dependent on a relatively small number of suppliers of aftermarket products, most of which are located in Taiwan. Although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products. Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan. Because a substantial volume of our sales involves products manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers.

Most of our salvage inventory is obtained from vehicles offered at salvage auctions operated by several companies that own auction facilities in numerous locations across the U.S. We do not typically have contracts with any auction company. According to industry analysts, a small number of companies control a large percentage of the salvage auction market in the U.S. If an auction company prohibited us from participating in its auctions, began competing with us, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we are facing increased competition in the purchase of salvage vehicles from direct competitors, rebuilders, exporters, and others. This increase in the number of bidders has increased and may continue to increase our cost of goods sold for wholesale recycled products. Most states regulate bidders to help ensure that salvage vehicles are purchased for legal purposes by qualified buyers. Auction companies have been actively seeking to reduce, circumvent or eliminate these regulations, which would further increase the number of bidders.

We also acquire inventory directly from insurance companies, OEMs, and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.

If our business relationships with insurance companies end, we may lose important sales opportunities.

We rely on business relationships with several insurance companies. These insurance companies encourage vehicle repair facilities to use products we provide. The business relationships include in some cases participation in aftermarket quality and service assurance programs that may result in a higher usage of our aftermarket products than would be the case without the programs. Our arrangements with these companies may be terminated by them at any time, including in connection with their own business concerns relating to the offering, availability, standards or operations of the aftermarket quality and service assurance programs. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.

In an Illinois lawsuit involving State Farm Mutual Automobile Insurance Company (“Avery v. State Farm”), a jury decided in October 1999 that State Farm breached certain insurance contracts with its policyholders by using non-OEM replacement products to repair damaged vehicles when use of such products did not restore the vehicle to its “pre-loss condition.” The jury found that State Farm misled its customers by not disclosing the use of non-OEM replacement products and the alleged inferiority of those products. The jury assessed damages against State Farm of $456 million, and the judge assessed an additional $730 million of disgorgement and punitive damages for violations of the Illinois Consumer Fraud Act. In April 2001, the Illinois Appellate Court upheld the verdict but reduced the damage award by $130 million because of duplicative damage awards. On August 18, 2005, the Illinois Supreme Court reversed the awards made by the circuit court and found, among other things, that the plaintiffs had failed to establish any breach of contract by State Farm. The U.S. Supreme Court declined to hear an appeal of this case. As a result of this case, some insurance companies reduced or eliminated their use of aftermarket products. Our financial results could be adversely affected if insurance companies modified or terminated the arrangements pursuant to which repair shops buy aftermarket or recycled products from us due to a fear of similar claims.

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

We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. If we buy a company or a division of a company, we may experience difficulty integrating that company’s or division’s personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	customers of the acquired company may decide not to purchase products from us;

•	we may experience business disruptions as a result of information technology systems conversions;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;

•	we may be held liable for environmental, tax or other risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•	we may intentionally assume the liabilities of the companies we acquire, which could materially and adversely affect our business;

•	our existing business may be disrupted or receive insufficient management attention;

•	we may not be able to realize the cost savings or other financial benefits we anticipated, either in the amount or in the time frame that we expect; and

•	we may incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.

Our credit agreement places restrictions on our business.

In 2007, we entered into a senior secured debt financing facility with a group of lenders. Our total outstanding indebtedness (including bank financing, letters of credit, and notes payable in connection with acquisitions) as of December 31, 2010 was $627.8 million. The credit agreement contains operating and financial restrictions and requires that we satisfy certain financial and other covenants. The failure to comply with any of these covenants would cause a default under the credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facility or it may be on terms that are not acceptable to us.

Our future capital needs may require that we seek debt financing or additional equity funding that, if not available, could cause our business to suffer.

We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. However, the recent turmoil in the credit markets has resulted in tighter credit conditions, which could affect our ability to raise additional funds. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we fail to raise capital when needed, our business may be negatively affected.

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

All of our recycled operations generate scrap metal and other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been used in our self service retail business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive “crush only” vehicles from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals. The prices of scrap and other metals have historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent that the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of our inventory value could be required. The cost of our wholesale recycled and our self service retail inventory purchases may also decrease as a result of falling scrap metal and other metals prices. However, there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal and other metals prices decline, and there may be a delay between the scrap metal and other metals price reductions and any inventory cost reductions. The price of steel is a component of the cost to manufacture products for our aftermarket business. We incur substantial freight costs to import parts from our suppliers, many of whom are located in Asia. If the cost of steel or freight rose we might not be able to pass the cost increases on to our customers.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2010, our total goodwill subject to future impairment testing was $1.0 billion. For further discussion of our annual impairment test, see “Goodwill Impairment” in the Critical Accounting Policies and Estimates section of Item 7 in this Annual Report on Form 10-K.

If the number of vehicles involved in accidents declines, our business could suffer.

Because our business depends on vehicle accidents for both the demand for repairs using our products and the supply of wholesale recycled products, factors which influence the number and/or severity of accidents, including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the use of cellular telephones and other electronic equipment by drivers, the congestion of traffic, the occurrence and severity of certain weather conditions, the use of alcohol and drugs by drivers, the effectiveness of accident avoidance systems in new vehicles, and the condition of roadways, impact our business. In this regard, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones while driving, and such restrictions could lead to a decline in accidents. To the extent OEMs develop or are mandated by law to install new accident avoidance systems, the number and severity of accidents could decrease. Moreover, an increase in fuel prices may cause the number of vehicles on the road to decline and the number of miles driven to decline, as motorists seek alternative transportation options, and this also could lead to a decline in accidents.

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

We rely on information technology and communication systems in critical areas of our operations and a disruption relating to such technology could harm our business.

Some of the information technology systems and communication systems we use for management of our facilities and our financial functions are leased from or operated by other companies, while others are owned by us. In the event that the providers of these systems terminate their relationships with us or if we suffer prolonged outages of these or our own systems for whatever reason, we could suffer disruptions to our operations.

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

We use a fleet of trucks to deliver the majority of the products we sell. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, governmental regulation, availability and price of fuel, liabilities arising from accidents to the extent we are not covered by insurance, and insurance premium increases. In addition, our failure to deliver products in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business.

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

If customers of repair shops that purchase our products are injured or suffer property damage, we could be subject to product liability claims by such customers. The successful assertion of this type of claim could have an adverse effect on our business or financial condition. In addition, we have agreed to defend and indemnify in certain circumstances insurance companies that could be named as defendants in such lawsuits. Further, such a claim could negatively impact our future revenue.

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

We operate in Canada and Mexico which exposes us to foreign exchange and other risks.

We have operations in Canada and Mexico. We are thus subject to foreign exchange exposure as well as exposure to foreign tax and other foreign and domestic laws. In addition, Mexico is currently experiencing a heightened level of criminal activity that could affect our ability to maintain our supply of certain aftermarket products.

Risks Relating to Our Common Stock and Financial Structure

Future sales of our common stock may depress our stock price.

We and our stockholders may sell shares of common stock or other equity, debt or instruments which constitute an element of our debt and equity (collectively, “securities”) in the future. We may also issue shares of common stock under our equity incentive plan or in connection with future acquisitions. We cannot predict the size of future issuances of securities or the effect, if any, that future issuances and sales of shares of our common stock or other securities will have on the price of our common stock. Sales of substantial amounts of common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the price of our common stock to fall.

Delaware law, our charter documents and our loan documents may impede or discourage a takeover, which could affect the price of our stock.

The anti-takeover provisions of our certificate of incorporation and bylaws, our loan documents and Delaware law could, together or separately, impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our certificate of incorporation and bylaws have provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. Our credit agreement provides that a change of control is an event of default. Our incorporation under Delaware law and these provisions could also impede an acquisition, takeover, or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the price of our common stock.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LKQX.” At December 31, 2010 there were approximately 30 record holders of our common stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on Nasdaq.

	High	Low
2009
First Quarter	$15.21	$10.75
Second Quarter	17.65	13.90
Third Quarter	19.23	15.23
Fourth Quarter	20.07	16.50

2010
First Quarter	20.90	18.02
Second Quarter	22.00	17.29
Third Quarter	21.09	17.81
Fourth Quarter	23.26	20.31

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

The following graph compares the percentage change in the cumulative total returns on our common stock, the NASDAQ Stock Market (U.S.) Index and the following group of peer companies (the “Peer Group”): Copart, Inc., O’Reilly Automotive, Inc., Genuine Parts Company, and Fastenal Co., for the period beginning on December 31, 2005 and ending on December 31, 2010 (which was the last day of our 2010 fiscal year). The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company’s common stock, the NASDAQ Stock Market (U.S.) Index and the Peer Group was $100 on December 31, 2005 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return

Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
LKQ Corporation	$100	$133	$243	$135	$226	$263
NASDAQ Stock Market (U.S.) Index	$100	$110	$120	$72	$103	$120
Peer Group	$100	$109	$126	$100	$123	$165

The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	8,073,965	$12.27	2,140,090
Equity compensation plans not approved by stockholders	—	$—	—

Total	8,073,965		2,140,090

The number of securities remaining for future issuance under equity compensation plans includes 1,580,090 shares under the LKQ Corporation 1998 Equity Incentive Plan and 560,000 shares under the LKQ Corporation Stock Option and Compensation Plan for Non-Employee Directors.

See Note 4, “Equity Incentive Plans,” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the equity incentive plans listed above.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. In 2009, we reclassified into discontinued operations the results of certain self service retail facilities that we sold, agreed to sell or closed. Statements of Income data for prior periods has been updated to reflect only the continuing operations.

	Year Ended December 31,
(in thousands, except per share data)	2006	2007	2008	2009	2010
	(a)	(b)	(c)	(d)	(e)
Statements of Income Data:
Revenue	$784,023	$1,112,351	$1,908,532	$2,047,942	$2,469,881
Cost of goods sold	429,083	614,034	1,064,706	1,120,129	1,376,401

Gross margin	354,940	498,317	843,826	927,813	1,093,480

Operating income	76,384	119,051	193,280	231,448	297,877
Other (income) expense
Interest, net	5,824	16,009	35,522	30,899	28,316
Gain on bargain purchase	—	—	—	(4,339)	—
Other, net	(1,473)	(1,612)	(1,375)	(429)	(564)

Income from continuing operations before provision for income taxes	72,033	104,654	159,133	205,317	270,125
Provision for income taxes	28,142	41,032	62,041	78,180	103,007

Income from continuing operations	$43,891	$63,622	$97,092	$127,137	$167,118

Basic earnings per share from continuing operations	$0.42	$0.56	$0.71	$0.90	$1.17
Diluted earnings per share from continuing operations	$0.39	$0.53	$0.69	$0.88	$1.15
Weighted average shares outstanding-basic(f)	105,655	114,161	136,488	140,541	143,271
Weighted average shares outstanding-diluted(f)	111,633	119,937	141,023	143,990	145,857

	Year Ended December 31,
	2006	2007	2008	2009	2010
Other Financial Data:
Net cash provided by operating activities	$52,381	$54,369	$132,961	$164,002	$159,183
Net cash used in investing activities	(110,657)	(905,821)	(138,910)	(102,494)	(191,583)
Net cash provided by (used in) financing activities	59,134	921,629	11,793	(33,165)	18,962
Capital expenditures(g)	116,844	908,122	143,435	125,624	218,243
Depreciation and amortization	12,086	18,018	33,421	38,062	41,428

Balance Sheet Data:
Total assets	$564,355	$1,692,655	$1,881,804	$2,020,121	$2,299,509
Working capital	122,420	389,469	441,705	526,125	611,555
Long-term obligations, including current portion	100,447	658,462	642,874	603,045	600,954
Stockholders’ equity	401,202	849,777	1,020,506	1,179,434	1,414,161

(a)	Includes the results of operations of ten businesses since their respective acquisition dates in 2006.

(b)	Includes the results of operations of Keystone Automotive Industries, Inc. since its acquisition on October 12, 2007 and 11 other businesses since their respective acquisition dates in 2007.

(c)	Includes the results of operations of Pick-Your-Part Auto Wrecking since its acquisition on August 25, 2008 and seven other businesses since their respective acquisition dates in 2008.

(d)	Includes the results of operations of Greenleaf Auto Recyclers, LLC since its acquisition on October 1, 2009 and seven other businesses since their respective acquisition dates in 2009.

(e)	Includes the results of operations of 20 businesses since their respective acquisition dates in 2010.

(f)	We sold 23,600,000 shares of our common stock on September 19, 2007 in connection with a follow-on public offering. Accordingly, the shares used in the per share calculations for basic and diluted earnings per share in 2007 do not fully reflect the impact of the transactions that occurred during that year.

(g)	Includes acquisitions and non-cash property additions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide replacement parts, components and systems needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; recycled products originally produced by OEMs, which we refer to as recycled products; used products that have been refurbished; and used products that have been remanufactured.

We distribute a variety of products to collision repair shops and mechanical repair shops, including aftermarket collision products, recycled collision and mechanical products, refurbished collision replacement products, such as wheels, bumpers and lights, and remanufactured products, such as engines and transmissions. We are the nation’s largest provider of aftermarket and recycled products and related services, with sales, processing, and distribution facilities that reach most major markets in the U.S. and Canada. We are also the largest nationwide provider of refurbished bumper covers and wheels. In addition to these full service, wholesale operations, we operate self service facilities that sell retail recycled automotive products. We also sell recycled heavy-duty truck products and used heavy-duty trucks. We believe there are opportunities for growth in our product lines through acquisitions and internal development.

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

In 2010, we made 20 acquisitions (16 in the wholesale products business, one in the recycled heavy-duty truck products business, two self service retail operations and one tire recycling business). Our acquisitions included the purchase of an engine remanufacturer, included in the wholesale operating segment, which will allow us to begin vertically integrating our recycled product supply chain. We expanded our product offerings through the acquisition of an automotive heating and cooling component business, included in the wholesale operating segment, as well as a tire recycling business, which supports all of our operating segments. Our 2010 acquisitions have also enabled us to expand our geographic presence, most notably in Canada through our purchase of Cross Canada, an aftermarket product supplier.

In 2009, we acquired eight businesses (five in the wholesale business and three in the recycled heavy-duty truck products business). The acquisitions enabled us to increase our geographic presence in the wholesale products business and expand our network of recycled heavy-duty truck products facilities. Our 2009 acquisitions included Greenleaf Auto Recyclers, LLC (“Greenleaf”), which we purchased from Schnitzer Steel Industries, Inc. (“SSI”) in October. This acquisition enabled us to increase our geographic presence and increase our capacity in numerous markets.

In August 2008, we acquired Pick-Your-Part Auto Wrecking (“PYP”), an operator of multiple self service facilities in the state of California. During 2008, we also acquired seven other businesses (four in the wholesale business and three in the recycled heavy-duty truck products business). These acquisitions included two businesses in Canada. The 2008 acquisitions enabled us to expand our presence in existing markets, increase our geographic presence in the Canadian market and become a provider of recycled heavy-duty truck parts.

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

Sources of Revenue

We report our revenue in three categories: (i) aftermarket, other new and refurbished products, (ii) recycled products and related products and services, including remanufactured products, and (iii) other.

Our revenue from the sale of vehicle replacement products and related services includes sales of (i) aftermarket, other new and refurbished products and (ii) recycled products and related products and services. In 2010, sales of vehicle replacement products and services represented approximately 86% of our consolidated sales. Over half of our vehicle replacement products and related services revenue is derived from sales of aftermarket, other new and refurbished products. Prior to 2008, recycled products, which includes our wholesale recycled, self service and heavy-duty truck product operations, was our largest sales category. In 2010, recycled products sales comprised approximately 42% of our vehicle replacement products and related services sales. Our 2010 acquisition of an engine remanufacturer will allow us to begin vertically integrating our recycled product supply chain by bringing the engine remanufacturing process in house.

We sell the majority of our vehicle replacement products to collision and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. For an additional fee, we sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, two years or a non-transferable lifetime warranty. We defer the revenue from such contracts and recognize it ratably over the term of the contracts or three years in the case of lifetime warranties. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters, and an aftermarket products quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of parts for our customers when we perform these services for insurance carriers.

There is no standard price for aftermarket, recycled, refurbished or remanufactured products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing.

In 2010, revenue from other sources represented approximately 14% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycled operations. Revenue from scrap sales will vary from period to period based on fluctuations in commodity prices, the speed with which they fluctuate, and the volume of vehicles we sell for scrap. In 2009, revenue from other sources declined 20% relative to the prior year, due to lower scrap metal and other metal prices and a reduction in the volume of crush only vehicles acquired. With the rebound in scrap prices in 2010, combined with higher sales volume, revenue from other sources increased by 67.5%.

When we obtain mechanical parts from dismantled vehicles and determine they are damaged, or when we have a surplus of a certain mechanical product type, we sell them in bulk to mechanical remanufacturers. The majority of these parts are sorted by part type and model type. Examples of such parts are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors. With our entry into engine remanufacturing in 2010, our sales of engine cores to mechanical remanufacturers will decline in future years.

Cost of Goods Sold

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

Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2008, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 8% of our cost of goods sold for vehicles we dismantle. We are facing increasing competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers, and others. Combined with overall higher demand for used vehicles resulting from the economic decline beginning in late 2008, we have been paying and may continue to pay higher prices for salvage vehicles. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores, freight, costs to remanufacture the products, including direct and indirect labor, rent, depreciation and other overhead related to remanufacturing operations

In the event we do not have a recycled product or suitable aftermarket product in our inventory to fill a customer order, we attempt to purchase the product from a competitor. We refer to these products as brokered products. Since 2008, the revenue from brokered products that we sell to our customers has ranged from 2% to 5% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is less than what we achieve from sales of our own inventory because we must pay higher prices for these products.

Some of our salvage mechanical products are sold with a standard six-month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three-year warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claims information to project future warranty claims activity and related expenses. We also sell separately priced extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Expenses

Our facility and warehouse expenses primarily include our costs to operate our distribution, self service and warehouse facilities. These costs include facility rent, labor for plant management and facility and warehouse personnel and related incentive compensation and employee benefits, utilities, repairs and maintenance costs related to our facilities and equipment, other occupancy costs such as real estate and personal property taxes, and property and liability insurance. The costs included in facility and warehouse expenses do not relate to inventory processing or conversion activities and, as such, are classified below the gross margin line on our consolidated statements of income.

Our distribution expenses include our costs to prepare and deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, fuel, local delivery and transfer truck leases or rentals and subcontractor costs, vehicle repairs and maintenance, supplies and insurance.

Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel, advertising, promotion, and marketing costs, telephone and other communication expenses, credit card fees and bad debt expense. Since 2008, personnel costs have accounted for approximately 80% of our selling and marketing expenses. Most of our product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.

Our general and administrative expenses primarily include the costs of our corporate office, regional offices and financial services center that provide corporate and field management, treasury, accounting, legal, payroll, business development, human resources, and information systems functions. These costs include wages and benefits for corporate, regional and administrative personnel, stock-based compensation and other incentive compensation, accounting, legal and other professional fees, office supplies, telephone and other communication costs, travel and lodging, and insurance.

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

Inventory Accounting

Aftermarket and Refurbished Product Inventory. Aftermarket and refurbished product inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable, and overhead. For items purchased from foreign sources, import fees and duties and transportation insurance are also included. Our refurbished product inventory cost is based on the average price we pay for wheel, bumper and lamp cores, and includes expenses incurred for freight, purchasing and refurbishing overhead.

Salvage Inventory. Salvage inventory is recorded at the lower of cost or market. Our salvage inventory cost is established based upon the price we pay for a vehicle, and includes buying; dismantling; and, where applicable, auction, storage, and towing fees. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under direct procurement arrangements. Remanufactured inventory cost is based upon the average price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead.

For our aftermarket and refurbished product inventory and our salvage inventory, the carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.

Business Combinations

We record our acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. We utilize management estimates and, in some instances, an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance. The purchase price allocation is subject to change during the measurement period, which is limited to one year subsequent to the acquisition date. For acquisitions after January 1, 2009, the date on which we adopted Accounting Standards Codification 805, “Business Combinations” (“ASC 805”), adjustments to the purchase price allocation are recorded retrospectively, while for acquisitions prior to our adoption of ASC 805, adjustments to purchase price allocation are recorded prospectively.

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During 2010, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not perform any impairment tests other than our annual test in the fourth quarter of 2010.

We are organized into three operating segments, composed of our wholesale aftermarket and recycled products, self service retail products, and recycled heavy-duty truck products. We have also concluded that these three operating segments are reporting units for purposes of goodwill impairment testing in 2010.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of December 31, 2010, we had $1.0 billion in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2010. A 10% decrease in the fair value estimates of the reporting units in the annual impairment test would not have changed this determination.

While the fair value of our heavy-duty truck products reporting unit exceeded its book value by more than 10%, this reporting unit has a higher degree of uncertainty in the projections than our other units because we entered the heavy-duty truck products business relatively recently (in 2008). We typically generate lower profit margins in the early years after we enter a new line of business as we build our network and integrate the administrative functions of the acquired businesses. Our projections included in the valuation reflect our expectations of growth in revenue and profitability as a result of our continued development of our heavy-duty truck network, the implementation of internal growth strategies, and the anticipated recovery from the economic downturn, which impacted truck sales through 2010. If our expectations are not realized, we could be subject to an impairment of some portion of the reporting unit’s goodwill. As of December 31, 2010, the reporting unit had a total of $55.6 million in goodwill.

Self-Insurance Programs

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, workers’ compensation and property coverage under deductible insurance programs. The insurance premium costs are expensed over the contract periods.

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

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business resulting from litigation, claims and other commitments, and from a variety of environmental and pollution control laws and regulations. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We determine the amount of reserves, if any, with the assistance of outside legal counsel. We regularly evaluate current information available to us to determine whether the accruals should be adjusted. If the amount of an actual loss were greater than the amount we have accrued, the excess loss would have an adverse impact on our operating results in the period that the loss occurred. If the loss contingency is subsequently determined to no longer be probable, the amount of loss contingency previously accrued would be included in our operating results in the period such determination was made. We do not expect the resolution of loss contingencies to have a material effect on our financial statements.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $2.6 million and $1.5 million at December 31, 2010 and 2009, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment of $2.6 million to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. We recognize interest and penalties accrued relating to unrecognized tax benefits in our income tax expense. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. Changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies and deferred income tax asset valuation allowances of acquired businesses after the measurement period will be recorded in earnings in the period the changes are determined. Adjustments to other tax accruals we make are generally recognized in the period they are determined.

Stock-Based Compensation

We measure compensation cost for all stock-based payments (including employee stock options) at fair value and recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award.

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards. We have been in existence since February 1998 and have been a public company since October 2003. We have elected to use the Black-Scholes valuation model. We use the simplified method in developing an estimate of expected life of stock options because we lack sufficient data to calculate an expected life based on historical experience. Our first annual option grant with a full five year vesting period since we became a public company was on January 13, 2006, and these awards became fully vested in January 2011. Additionally, our options have a ten year life while our existence as a public company has been only seven years. Therefore, we will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life. We estimate volatility, which is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option, based on the historical volatility of our stock. Our forfeiture assumption is based on voluntary and involuntary termination behavior as well as historical forfeiture rates. We estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. Key assumptions used in determining the fair value of stock options granted in 2010 were: expected term of 6.4 years; risk-free interest rate of 3.17%; dividend yield of 0%; forfeiture rate of 7.8%; and volatility of 43.9%.

Recently Issued Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.

Segment Reporting

Approximately 95% of our operations are conducted in the U.S. We have aftermarket and recycled product operations in Canada, which were expanded in 2010 through the acquisition of Cross Canada, an aftermarket product supplier. We also have operations in Guatemala and Costa Rica. Our Mexican locations include a bumper refurbishing operation and a heavy-duty truck location.

We are organized into three operating segments, composed of wholesale aftermarket and recycled products, self service retail products and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

Results of Operations

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	55.7%	54.7%	55.8%
Gross margin	44.3%	45.3%	44.2%
Facility and warehouse expenses	9.5%	9.8%	9.5%
Distribution expenses	8.6%	8.9%	9.4%
Selling, general and administrative expenses	12.6%	13.5%	13.1%
Restructuring expenses	0.0%	0.1%	0.5%
Depreciation and amortization	1.5%	1.7%	1.6%
Operating income	12.1%	11.3%	10.1%
Other expense, net	1.1%	1.3%	1.8%
Income from continuing operations before provision for income taxes	10.9%	10.0%	8.3%
Income from continuing operations	6.8%	6.2%	5.1%
Income from discontinued operations	0.1%	0.0%	0.1%
Net income	6.8%	6.2%	5.2%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. Our revenue increased 20.6% to $2.5 billion for the year ended December 31, 2010, from $2.0 billion for the year ended December 31, 2009. The increase in revenue was primarily due to business acquisitions, higher volume of products we sold and higher revenue from scrap metal and other metals sales. Our parts and services organic revenue growth rate was 6.6%, which was comprised of 4.2% organic growth in our recycled products revenue and 8.2% organic growth in our aftermarket products revenue. The higher growth in our aftermarket products organic revenue was driven by greater visibility to aftermarket products by our salvage sales force along with higher inventory levels and improved positioning within our distribution network, which created a greater volume of parts available for sale and higher fulfillment rates. Other revenue had an organic growth rate of 52.2%, primarily attributable to the effects of scrap metal and other metals prices that have increased over the prior year, combined with higher sales volume. We also had a 0.4% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased 22.9%, from $1.1 billion in 2009 to $1.4 billion in 2010. As a percentage of revenue, cost of goods sold increased from 54.7% to 55.7%. The increase in our cost of goods sold as a percentage of revenue was due primarily to higher salvage acquisition prices in 2010, combined with an increase in revenue from scrap aluminum, which generated lower margins. Salvage acquisition prices in 2010 increased due to the expiration of the cash for clunkers program and higher overall demand for salvage vehicles at auction. The increase in salvage costs and impact of higher relative revenue from scrap aluminum were partially offset by improved aftermarket margins due to price increases and lower costs on aftermarket products due to vendor competition. Additionally, market conditions in our heavy-duty truck operations began to improve which resulted in lower heavy-duty truck inventory acquisition costs.

Gross Margin. Our gross margin increased 17.9%, from $927.8 million in 2009 to $1,093.5 million in 2010. Our gross margin increased primarily due to increased volume. As a percentage of revenue, gross margin decreased from 45.3% to 44.3%. The decrease in our gross margin as a percentage of revenue was due primarily to the factors noted above in Cost of Goods Sold.

Facility and Warehouse Expenses. Facility and warehouse expenses increased 16.4%, from $201.1 million in 2009 to $234.0 million in 2010. Our facility and warehouse expenses increased $32.9 million primarily due to incremental expenses of $17.7 million from business acquisitions (principally the acquisition of Greenleaf in October 2009) and the organic growth of our operations. As a percentage of revenue, facility and warehouse expenses decreased from 9.8% to 9.5%, primarily due to higher revenue spread over fixed facility costs.

Distribution Expenses. Distribution expenses increased 16.9%, from $181.9 million in 2009 to $212.7 million in 2010. Our distribution expenses increased $30.8 million primarily due to incremental expenses of $10.5 million from business acquisitions, $6.8 million of higher fuel costs, $5.3 million of higher labor and labor-related expenses, and $9.7 million for increased variable expenses such as freight costs and truck rentals resulting from higher parts volume in 2010, partially offset by $1.7 million lower vehicle insurance and claims cost. As a percentage of revenue, our distribution expenses decreased from 8.9% to 8.6%, primarily due to improved leverage of our distribution network, including increased revenue from scrap metal and other metals that did not require additional distribution expense.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 12.1%, from $276.7 million in 2009 to $310.2 million in 2010. Our business acquisitions accounted for $11.6 million of the increase, primarily in labor and labor related costs. The remaining increase in our selling, general and administrative expenses was due primarily to higher labor and labor related expenses of $19.7 million, higher credit card and bank fees of $1.5 million and higher advertising and promotion expenses of $1.2 million, offset by lower legal and claims costs of $3.2 million. As a percentage of revenue, selling, general and administrative expenses decreased from 13.5% to 12.6% primarily due to improved leverage of selling and administrative employees in a period of growing revenue, including revenue from scrap metal and other metals, that did not require additional selling, general and administrative expenditures.

Restructuring Expenses. Restructuring expenses decreased 73.8% to $0.7 million in 2010, from $2.6 million in 2009. The restructuring expenses in 2010 were the result of the Greenleaf acquisition, while 2009 restructuring expense was related to the integration of Keystone Automotive Industries, Inc. (“Keystone”) into existing LKQ operations. We do not expect further restructuring expenses related to the Greenleaf and Keystone acquisitions. See Note 10, “Restructuring and Integration Costs,” to the Audited Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of restructuring and integration activities related to our acquisitions.

Depreciation and Amortization. Depreciation and amortization (including that reported in cost of goods sold above) increased 10.7%, from $37.4 million in 2009 to $41.4 million in 2010. Business acquisitions accounted for $2.2 million of the increase in depreciation and amortization expense, while increased levels of property and equipment accounted for the remaining increase. As a percentage of revenue, depreciation and amortization decreased from 1.7% in 2009 to 1.5% in 2010.

Operating Income. Operating income increased 28.7%, from $231.4 million in 2009 to $297.9 million in 2010. As a percentage of revenue, operating income increased from 11.3% to 12.1%. The increase in operating income as a percentage of revenue was primarily due to improved leveraging of operating expenses over a larger revenue base, partially offset by lower gross margins in 2010 due to higher salvage acquisitions costs and higher relative revenue from scrap aluminum as noted in Cost of Goods Sold above.

Other (Income) Expense. Total other expense, net increased 6.2%, from $26.1 million in 2009 to $27.8 million in 2010. The increase in other expense, net is primarily due to the absence of a $4.3 million gain on bargain purchase that was recorded in the fourth quarter of 2009 related to the Greenleaf acquisition, partially offset by lower net interest expense. Our average bank borrowings were approximately $43.3 million lower in 2010 compared to 2009 due primarily to voluntary prepayments of our scheduled 2010 repayments combined with our scheduled repayments. In addition, our average effective interest rate on our bank borrowings was 4.86% in 2010 compared to 4.95% in 2009. See Note 9, “Business Combinations,” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of the acquisition of Greenleaf and the related gain on bargain purchase.

Provision for Income Taxes. The provision for income taxes increased 31.8%, from $78.2 million in 2009 to $103.0 million in 2010. Our effective income tax rate was 38.1% in both 2010 and 2009. Our effective state tax rate decreased by 0.7% in 2010 as a result of a shift in income to lower rate jurisdictions. The effective rate remained flat compared to the prior year because of the absence of the rate benefit generated from the non-taxable gain on bargain purchase in 2009. The provision for income taxes in both periods was affected by discrete items. In 2009, we recognized a $4.3 million non-taxable gain on bargain purchase related to the Greenleaf acquisition, which lowered the 2009 effective income tax rate by 0.8%. The 2010 effective tax rate included adjustments related to the revaluation of deferred taxes in connection with a legal entity reorganization in the first quarter (0.5% decrease to rate), the reversal of reserves upon the closing of statutes of limitations (0.5% decrease to rate) and the establishment of valuation allowances on state tax credit carryforwards (0.2% increase to rate). In 2009, we also benefitted from reserve reversals upon the closing of statutes of limitations, which lowered the effective income tax rate by 0.5%.

Income from Discontinued Operations, Net of Taxes. Our discontinued operations, net of taxes, generated $2.0 million of income in 2010, compared to $0.4 million in 2009. Income from discontinued operations increased primarily due to the gain of $2.7 million ($1.7 million net of tax) from the sale of two self service retail facilities to SSI on January 15, 2010.

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

Cost of Goods Sold. Our cost of goods sold increased 5.2%, from $1,064.7 million in 2008 to $1,120.1 million in 2009. The increase in cost of goods sold was primarily due to increased volume of products sold. As a percentage of revenue, cost of goods sold decreased from 55.8% to 54.7%. Reductions in the cost of vehicles for our self service operations contributed to the decline in the cost of goods sold percentage compared to the prior year. The ferrous and nonferrous metals markets for scrap declined significantly in the latter part of 2008 and our margins at the self service facilities suffered as we were forced to sell at lower prices than anticipated when we had acquired the product. We adjusted our purchasing to take into account the lower sales pricing for vehicles in our self service retail operations, and our margins improved over the course of 2009. Our cost of goods sold percentage also decreased due to favorable acquisition prices for our wholesale aftermarket operations in 2009 compared to 2008 as a result of lower steel prices.

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

Restructuring Expenses. Restructuring expenses decreased 70.3% to $2.6 million in 2009, from $8.6 million in 2008. The restructuring expenses relate primarily to the integration of Keystone into pre-existing LKQ operations.

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

Other (Income) Expense. Total other expense, net decreased 23.5%, from $34.1 million in 2008 to $26.1 million in 2009. The decrease in other expense, net is due primarily to lower net interest expense and a gain on the bargain purchase of Greenleaf. Net interest expense decreased 13.0% to $30.9 million in 2009, from $35.5 million in 2008. Our average bank borrowings were approximately $11.3 million lower in 2009 compared to 2008 due primarily to scheduled repayments and voluntary prepayments of a portion of 2010 scheduled repayments. In addition, our average effective interest rate on our bank borrowings was 4.95% in 2009 compared to 5.74% in 2008. We realized a gain of $4.3 million on the bargain purchase of Greenleaf in 2009. See Note 9, “Business Combinations,” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of the acquisition of Greenleaf.

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

2011 Outlook

We estimate that full year 2011 income from continuing operations and diluted earnings per share from continuing operations, excluding the impact of any restructuring expenses, will be in the range of $194 million to $208 million and $1.31 to $1.39, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility, which expires on October 12, 2013. At December 31, 2010, we had $95.7 million in cash and cash equivalents and approximately $73.2 million available under our bank credit agreement ($100 million commitment less outstanding letters of credit of $26.8 million). See Note 5, “Long-Term Obligations,” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information on our credit facilities.

Since we entered into the credit facility in October 2007, our average availability under the revolving facilities, excluding letters of credit, has been approximately $74.6 million. The highest amounts outstanding under our revolving facilities and in the form of letters of credit were $8.9 million and $26.8 million, respectively. We have not utilized the revolving facilities as a primary source of liquidity, but we do maintain sufficient availability if needs arise.

Borrowings under the credit facility accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our senior secured credit facility at December 31, 2010 (after giving effect to the interest rate swap contracts in force, described in Note 6, “Derivative Instruments and Hedging Activities,” in Part II, Item 8 of this Annual Report on Form 10-K) was 3.97%. Borrowings against the senior secured credit facility totaled $590.1 million and $595.7 million at December 31, 2010 and 2009, respectively, of which $50.0 million and $7.5 million were classified as current maturities, respectively.

In 2010, we entered into two floating to fixed interest rate swaps for a total notional amount of $350 million. These swaps establish fixed interest rates of 1.56% (plus applicable margin, currently at 2.25%) for $250 million of our variable rate debt through October 2015 and 1.09% (plus applicable margin, currently at 2.25%) for $100 million of our variable rate debt between April 2011 and October 2013. We have elected to extend our $250 million notional swap beyond the maturity date of our current credit facility because of the ability to lock a low fixed rate over a five year period and our expectation that we will carry at least $250 million in variable rate debt from the maturity date of our current credit facility through the October 2015 swap expiration.

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

Our liquidity needs are primarily to fund working capital requirements and expand our facilities and network. The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket parts purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Our purchases of aftermarket parts and wheels totaled approximately $576.7 million, $536.6 million and $490.4 million in 2010, 2009 and 2008, respectively.

We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. Wheel cores acquired from third parties are normally paid for on standard payment terms. We acquired approximately 198,000, 166,500 and 144,500 wholesale salvage vehicles in 2010, 2009 and 2008, respectively. Our 2009 purchases included approximately 20,500 vehicles purchased under the cash for clunkers program. In addition, we acquired approximately 297,000, 287,000 and 253,000 lower cost self service and crush only vehicles in 2010, 2009 and 2008, respectively. We also purchased 38,800, and 44,000 lower cost self service and crush only vehicles for our discontinued operations in 2009 and 2008, respectively.

Net cash provided by operating activities totaled $159.2 million in 2010, compared to $164.0 million in 2009. In 2010, our operating income, excluding depreciation and amortization, increased by $69.8 million relative to the same period in 2009, which was offset by a higher investment in our primary working capital accounts (receivables, inventory and accounts payable) and higher tax payments of $39.0 million in 2010 compared to 2009. The net cash outflow for our primary working capital accounts increased from $38.9 million in 2009 to $69.9 million in 2010, primarily due to higher inventory purchases. Our 2010 aftermarket purchases increased due to our expansion of certain product lines and an increase of on-hand inventory to meet demand for certain products. In 2010, we also purchased a greater volume of wholesale salvage vehicles at higher average prices than 2009. Increased sales volume in our recycled and related products and services product category drove increased volume of wholesale salvage vehicle purchases in 2010, as inventory levels were built up to meet demand. Our 2009 salvage purchase costs also included 20,500 lower-priced cash for clunkers vehicles. We expect average car costs to remain at current levels as demand for salvage vehicles at auction remains high.

Net cash used in investing activities totaled $191.6 million for the year ended December 31, 2010, compared to $102.5 million for 2009. In 2010, we invested $143.6 million of cash in acquisitions. In 2009, we invested $68.3 million, including $38.8 million for the Greenleaf acquisition in October, and received net proceeds of $3.1 million on settlements of purchase price receivables and payables related to earlier acquisitions. In 2010 and 2009, we completed the sale of certain of our self service yards, resulting in cash inflow, net of cash sold, of $12.0 million and $17.5 million, respectively. Property and equipment purchases were $61.4 million in 2010, which is $5.6 million higher than the capital expenditures in 2009.

Net cash provided by financing activities totaled $19.0 million for the year ended December 31, 2010, compared to $33.2 million net cash used by financing activities for the year ended December 31, 2009. The variance is primarily attributable to debt repayments. In 2009, we made our regularly scheduled term loan payments of $14.9 million and also elected to prepay the first three quarters’ term loan payments for 2010, totaling $22.4 million. As a result of the prepayment in 2009, we had only one quarterly payment required in 2010 for $7.5 million. In 2010, we had no activity on our line of credit borrowings, whereas in 2009, we repaid 2009 and earlier line of credit borrowings resulting in a net cash outflow of $6.7 million. Repayments of other debt, which primarily consists of notes issued for business acquisitions, were $2.1 million for 2010, compared to $1.7 million in the prior year. Cash generated from exercises of stock options provided $14.0 million and $8.2 million in 2010 and 2009, respectively. The excess tax benefit from stock-based payment arrangements reduced income taxes payable by $15.0 million and $9.6 million in 2010 and 2009, respectively.

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

As part of the consideration for business acquisitions completed during 2010, 2009 and 2008, we issued promissory notes totaling approximately $5.5 million, $1.2 million and $1.6 million, respectively. The notes bear interest at annual rates of 2.0% to 4.0%, and interest is payable at maturity or in monthly installments.

We intend to continue to evaluate markets for potential growth through the internal development of redistribution centers, processing facilities, and warehouses, through further integration of aftermarket, refurbished and recycled product facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions. Our amendment to our credit agreement effective November 19, 2010 increases our flexibility to use cash for acquisitions and to deploy debt proceeds, among other things, which we expect will support our strategy to supplement our organic growth with acquisitions.

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

2011 Outlook

We estimate that our capital expenditures for 2011, excluding business acquisitions, will be between $85 million and $95 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be slightly less than 25% of the total for 2011. We anticipate that net cash provided by operating activities for 2011 will be approximately $195 million.

Off-Balance Sheet Arrangements and Future Commitments

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.

The following table represents our future commitments under contractual obligations as of December 31, 2010:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Contractual obligations
Long-term debt	$657.4	$75.7	$578.0	$0.2	$3.5
Operating leases	310.7	62.5	102.1	66.3	79.8
Outstanding letters of credit	26.8	26.2	0.6	0.0	0.0
Purchase obligations	28.2	28.2	0.0	0.0	0.0
Other asset purchase commitments	3.5	3.5	0.0	0.0	0.0
Purchase price payable	3.0	1.3	1.5	0.2	0.0
Other long-term obligations
Self-insurance reserves	35.6	17.1	11.6	4.3	2.6
Deferred compensation plans	11.2	0.0	0.0	0.0	11.2
Long term incentive plan	6.3	1.2	5.1	0.0	0.0
Liabilities for unrecognized tax benefits	5.4	1.3	2.7	0.5	0.9

Total	$1,088.1	$217.0	$701.6	$71.5	$98.0

Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate credit facility as of December 31, 2010. The long term debt obligations in the above table include interest computed at the average effective rate of 3.97% as of December 31, 2010.

Deferred compensation payments are dependent on elected payment dates. While we expect that these payments will be made more than five years from the latest balance sheet date, payments may be made earlier depending on such elections. Our deferred compensation plans are funded through investments in life insurance policies. Refer to Note 11, “Retirement Plans,” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the deferred compensation plans and related investments.

Self-insurance reserves include undiscounted estimated payments for our employee medical benefits, automobile liability, general liability, workers’ compensation and property insurance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan ChaseBank, N.A. and Deutsche Bank AG) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of December 31, 2010, we held two interest rate swap contracts representing a total of $450 million of notional amount with maturity dates in October 2015 ($250 million) and April 2011 ($200 million). Additionally, as of December 31, 2010, we held an interest rate swap contract on a notional amount of $100 million, effective in April 2011. This contract will replace a portion of the $200 million contract upon expiration in April 2011, and expires in October 2013. All of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. As of December 31, 2010, the fair market value of the $200 million notional amount swap was a liability of $1.4 million, while the fair market value of the other swap contracts was an asset of $4.8 million. The value of such contracts is subject to changes in interest rates.

At December 31, 2010, we had unhedged variable rate debt of $140.1 million, which will increase by $100 million in April 2011 when the $100 million notional amount swap replaces the $200 million notional amount swap currently in effect. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $2.1 million (after giving effect to the hedge expiration) over the next twelve months. To the extent that we have cash investments earning interest, a portion of interest expense increase resulting from the variable rate change would be mitigated by higher interest income.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the metal price fluctuations, which influences our revenue and any inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. In 2010, scrap metal and other metals prices increased to near all-time highs, contributing to our increased revenue. If market prices were to fall at a greater rate than our salvage acquisition costs, similar to our experience in the fourth quarter of 2008, we could experience a decline in gross margin rate.

Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products in Taiwan. While all transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. We might not be able to pass on any price increases to customers. Under our present policies, we do not attempt to hedge this currency exchange rate exposure.

We do not attempt to hedge our foreign currency risk related to our operations in Central America and Canada under our present policies. We maintain a Canadian dollar term loan that had a balance of CDN $36.3 million as of December 31, 2010. We have not elected to hedge the foreign currency risk related to this term loan as we generate Canadian dollar cash flows that can be used to fund debt payments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois

February 25, 2011

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and equivalents	$95,689	$108,906
Receivables, net	191,085	152,443
Inventory	492,688	385,686
Deferred income taxes	32,506	31,847
Prepaid income taxes	10,923	4,663
Prepaid expenses	13,985	9,603
Assets of discontinued operations	—	9,720

Total Current Assets	836,876	702,868
Property and Equipment, net	331,312	289,902
Intangible Assets
Goodwill	1,032,973	938,783
Other intangible assets, net	69,302	67,239
Other Assets	29,046	21,329

Total Assets	$2,299,509	$2,020,121

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$76,437	$51,300
Accrued expenses
Accrued payroll-related liabilities	41,376	37,314
Self-insurance reserves	16,820	30,368
Other accrued expenses	25,832	26,345
Deferred revenue	9,224	9,259
Current portion of long-term obligations	52,888	10,063
Liabilities of discontinued operations	2,744	3,832

Total Current Liabilities	225,321	168,481
Long-Term Obligations, Excluding Current Portion	548,066	592,982
Deferred Income Tax Liabilities	66,059	52,209
Other Noncurrent Liabilities	45,902	27,015
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 145,466,575 and 142,004,797 shares issued and outstanding at December 31, 2010 and 2009, respectively.	1,455	1,420
Additional paid-in capital	869,798	815,952
Retained earnings	538,530	369,459
Accumulated other comprehensive income (loss)	4,378	(7,397)

Total Stockholders’ Equity	1,414,161	1,179,434

Total Liabilities and Stockholders’ Equity	$2,299,509	$2,020,121

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$2,469,881	$2,047,942	$1,908,532
Cost of goods sold	1,376,401	1,120,129	1,064,706

Gross margin	1,093,480	927,813	843,826
Facility and warehouse expenses	233,993	201,056	182,131
Distribution expenses	212,718	181,919	179,596
Selling, general and administrative expenses	310,228	276,723	250,026
Restructuring expenses	668	2,554	8,589
Depreciation and amortization	37,996	34,113	30,204

Operating income	297,877	231,448	193,280
Other expense (income):
Interest expense	29,765	32,252	37,830
Interest income	(1,449)	(1,353)	(2,308)
Gain on bargain purchase	—	(4,339)	—
Other income, net	(564)	(429)	(1,375)

Total other expense, net	27,752	26,131	34,147

Income from continuing operations before provision for income taxes	270,125	205,317	159,133
Provision for income taxes	103,007	78,180	62,041

Income from continuing operations	167,118	127,137	97,092

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	224	(2,088)	2,807
Gain on sale of discontinued operations, net of taxes	1,729	2,472	—

Income from discontinued operations	1,953	384	2,807

Net income	$169,071	$127,521	$99,899

Basic earnings per share(a):
Income from continuing operations	$1.17	$0.90	$0.71
Income from discontinued operations	0.01	0.00	0.02

Total	$1.18	$0.91	$0.73

Diluted earnings per share(a):
Income from continuing operations	$1.15	$0.88	$0.69
Income from discontinued operations	0.01	0.00	0.02

Total	$1.16	$0.89	$0.71

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,071	$127,521	$99,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,428	38,062	33,421
Stock-based compensation expense	9,974	7,283	5,498
Deferred income taxes	8,963	5,882	13,535
Excess tax benefit from share-based payments	(15,000)	(9,628)	(12,547)
Amortization of debt issuance costs	2,322	2,457	2,409
Gain on sale of discontinued operations	(2,744)	(3,924)	—
Gain on bargain purchase	—	(4,339)	—
Loss on asset impairment	1,265	3,539	—
Other	(890)	678	943
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Receivables	(12,309)	(384)	(15,026)
Inventory	(67,795)	(20,428)	4,232
Prepaid expenses and other assets	(5,240)	(5,358)	1,241
Accounts payable	10,156	(18,067)	(4,785)
Accrued expenses	8,257	9,107	(6,175)
Prepaid income taxes/income taxes payable	7,492	24,111	8,960
Deferred revenue	(201)	1,386	(113)
Other noncurrent liabilities	4,434	6,104	1,469

Net cash provided by operating activities	159,183	164,002	132,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(61,438)	(55,870)	(66,908)
Proceeds from sales of property and equipment	1,441	1,070	2,206
Proceeds from sale of businesses, net of cash sold	11,992	17,477	—
Cash used in acquisitions, net of cash acquired	(143,578)	(65,171)	(74,208)

Net cash used in investing activities	(191,583)	(102,494)	(138,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13,962	8,247	10,402
Excess tax benefit from share-based payments	15,000	9,628	12,547
Debt issuance costs	(419)	(310)	(219)
Repayments under line of credit	—	(9,045)	—
Borrowings under line of credit	—	2,309	5,271
Repayments under term loans	(7,476)	(42,291)	(9,957)
Repayments of other long-term debt obligations	(2,105)	(1,703)	(6,251)

Net cash provided by (used in) financing activities	18,962	(33,165)	11,793

Effect of exchange rate changes on cash and equivalents	221	1,496	(1,018)
Net (decrease) increase in cash and equivalents	(13,217)	29,839	4,826
Cash and equivalents, beginning of period	108,906	79,067	74,241

Cash and equivalents, end of period	$95,689	$108,906	$79,067

Supplemental disclosure of cash flow information:
Purchase price payable, including notes issued in connection with business acquisitions	$11,889	$2,324	$2,065
Stock issued in connection with business acquisitions	14,945	—	60,041
Cash paid for income taxes, net of refunds	88,294	49,287	39,171
Cash paid for interest	27,421	29,530	35,864
Property and equipment acquired under capital leases	—	3,404	746
Property and equipment purchases not yet paid	1,425	87	1,076

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2008	134,149	$1,341	$705,778	$142,039	$619	$849,777

Net income	—	—	—	99,899	—	99,899
Unrealized gain on pension plan, net of tax	—	—	—	—	144	144
Unrealized loss on change in fair value of interest rate swap agreements, net of tax	—	—	—	—	(8,841)	(8,841)
Foreign currency translation	—	—	—	—	(5,686)	(5,686)

Total comprehensive income	—	—	—	—	—	85,516
Stock issued in business acquisitions	2,919	29	60,012	—	—	60,041
Share price guarantee	—	—	(3,275)	—	—	(3,275)
Stock issued as director compensation	7	—	122	—	—	122
Stock-based compensation expense—options	—	—	4,671	—	—	4,671
Activity related to restricted stock awards	190	2	703	—	—	705
Exercise of stock options	2,656	27	10,375	—	—	10,402
Excess tax benefit from share-based payments	—	—	12,547	—	—	12,547

BALANCE, December 31, 2008	139,921	$1,399	$790,933	$241,938	$(13,764)	$1,020,506

Net income	—	—	—	127,521	—	127,521
Unrealized loss on pension plan, net of tax	—	—	—	—	(129)	(129)
Net reduction of unrealized loss on fair value of interest rate swap agreements, net of tax	—	—	—	—	2,305	2,305
Foreign currency translation	—	—	—	—	4,191	4,191

Total comprehensive income	—	—	—	—	—	133,888
Stock issued as director compensation	18	—	290	—	—	290
Stock-based compensation expense—options	—	—	6,219	—	—	6,219
Activity related to restricted stock awards	50	1	773	—	—	774
Exercise of stock options	2,016	20	8,227	—	—	8,247
Excess tax benefit from share-based payments	—	—	9,510	—	—	9,510

BALANCE, December 31, 2009	142,005	$1,420	$815,952	$369,459	$(7,397)	$1,179,434

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income—(Continued)

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2009	142,005	$1,420	$815,952	$369,459	$(7,397)	$1,179,434
Net income	—	—	—	169,071	—	169,071
Reversal of unrealized gain on pension plan, net of tax	—	—	—	—	(15)	(15)
Net reduction of unrealized loss/increase in unrealized gain on fair value of interest rate swap agreements, net of tax	—	—	—	—	8,712	8,712
Foreign currency translation	—	—	—	—	3,078	3,078

Total comprehensive income	—	—	—	—	—	180,846
Stock issued in business acquisitions	690	7	14,938	—	—	14,945
Stock issued as director compensation	14	—	290	—	—	290
Stock-based compensation expense—options	—	—	8,771	—	—	8,771
Activity related to restricted stock awards	—	—	913	—	—	913
Exercise of stock options	2,758	28	13,934	—	—	13,962
Excess tax benefit from share-based payments	—	—	15,000	—	—	15,000

BALANCE, December 31, 2010	145,467	$1,455	$869,798	$538,530	$4,378	$1,414,161

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

We provide replacement parts, components and systems needed to repair vehicles (cars and trucks). We are the nation’s largest provider of aftermarket replacement products, recycled collision and mechanical products and related services and refurbished bumper covers and wheels. We operate out of more than 325 facilities offering our customers a broad range of replacement systems, components, and parts.

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

Use of Estimates

In preparing our financial statements in conformity with accounting principles generally accepted in the United States we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The majority of our revenue is derived from the sale of aftermarket and recycled products. Revenue is recognized when the products are shipped or picked up and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $18.2 million and $15.8 million at December 31, 2010 and 2009, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our consolidated balance sheet until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Shipping & Handling

Revenue also includes amounts billed to customers related to shipping and handling of approximately $17.3 million, $15.5 million and $14.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. Distribution expenses in the accompanying Consolidated Statements of Income are the costs incurred to prepare and deliver products to customers.

Cash and Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Our cash equivalents primarily include holdings in money market funds and overnight securities. Cash equivalents at December 31, 2010 and 2009 were $57.2 million and $93.3 million, respectively.

Receivables and Allowance for Doubtful Accounts

In the normal course of business, we extend credit to customers after a review of each customer’s credit history. We recorded a reserve for uncollectible accounts of approximately $6.9 million and $6.5 million at December 31, 2010 and 2009, respectively. The reserve is based upon the aging of the accounts receivable, our assessment of the collectability of specific customer accounts and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received.

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

A core is a recycled mechanical part that is not suitable for sale as a replacement part without further refurbishing or remanufacturing work. Refurbished inventory cost is based upon the average price paid for cores, and also includes expenses incurred for freight, purchasing, direct refurbishing costs and overhead.

A salvage product is a recycled vehicle part suitable for sale as a replacement part. Salvage inventory and cores are recorded at the lower of cost or market. Cost is established based upon the price we pay for a vehicle, and includes average costs for buying, dismantling, and where applicable, auction fees and storage, and towing. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements. Remanufactured inventory cost is based upon the average price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead.

For all inventory, carrying value is reduced regularly to the lower of cost or market to reflect the age of the inventory and current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Inventory consists of the following (in thousands):

	December 31,
	2010	2009
Aftermarket and refurbished products	$274,728	$226,299
Salvage products	209,514	152,438
Core facilities inventory	8,446	6,949

	$492,688	$385,686

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements that extend the useful life of the related asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Construction in progress consists primarily of building and land improvements at our existing facilities. Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease and renewal periods, if shorter.

The internal and external costs incurred to develop internal use computer software during the application development stage of the implementation, including the design of the chosen path, are capitalized. Other costs, including expenses incurred during the preliminary project stage, training expenses, data conversion costs and expenses incurred in the post implementation stage are expensed in the period incurred. Capitalized costs are amortized ratably over the useful life of the software when the software becomes operational. Upgrades and enhancements to internal use software are capitalized only if the costs result in additional functionality. We do not plan to sell or market our internal use computer software to third parties.

Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Land and improvements	$71,931	$63,601
Buildings and improvements	103,198	87,083
Furniture, fixtures and equipment	145,196	119,756
Computer equipment and software	63,341	53,710
Vehicles and trailers	27,218	22,041
Leasehold improvements	41,939	37,608

	452,823	383,799
Less—Accumulated depreciation	(142,401)	(107,959)
Construction in progress	20,890	14,062

	$331,312	$289,902

Intangible Assets

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired), and other specifically identifiable intangible assets such as trade names, trademarks, covenants not to compete and customer relationships.

Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2010, 2009 and 2008. With the decision to sell a portion of our self service operations (as described in Note 3, “Discontinued Operations”), we also conducted a goodwill impairment test as of September 30, 2009 for both the allocated goodwill associated with the facilities to be disposed of and our ongoing self service reporting unit. The results of all of these tests indicated that goodwill was not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of January 1, 2008	$809,328
Business acquisitions	98,874
Adjustment of previously recorded goodwill	6,475
Exchange rate effects	(7,459)

Balance as of December 31, 2008	$907,218
Business acquisitions	22,904
Adjustment of previously recorded goodwill	3,233
Exchange rate effects	5,428

Balance as of December 31, 2009	$938,783
Business acquisitions	91,757
Exchange rate effects	2,433

Balance as of December 31, 2010	$1,032,973

In 2009, we adjusted previously recorded goodwill by $3.2 million, including a $2.7 million increase related to the Pick-Your-Part Auto Wrecking (“PYP”) acquisition and a $0.5 million increase related to other acquisitions made in 2008. The PYP adjustments primarily related to various pre-acquisition liabilities.

In 2008, we adjusted previously recorded goodwill by $6.5 million, including a $6.8 million increase related to our acquisition of Keystone Automotive Industries, Inc. (“Keystone”) and a $0.3 million decrease related to other acquisitions made in 2007. The Keystone adjustments included increases to goodwill for: (i) a $3.1 million reduction in fixed asset values; (ii) final current asset and liability valuation adjustments of $3.8 million, including adjustments to increase the allowance for estimated returns, discounts and allowances and the accrual for unused vacation; and (iii) tax basis and reserve adjustments totaling $3.0 million. These increases to goodwill were partially offset by $1.8 million in reductions to the restructuring reserves recorded in purchase accounting and a $1.3 million refund of an overpayment on Keystone shares at the acquisition date.

Other intangible assets totaled approximately $69.3 million and $67.2 million at December 31, 2010 and 2009, respectively. As of December 31, 2010, intangible assets included $75.6 million in trade names, primarily related to the Keystone trade name that was valued at $74.7 million, $2.7 million of covenants not to compete, and $4.4 million of customer relationships. Our 2010 acquisitions resulted in the recognition of $0.9 million of trade names, $1.0 million of covenants not to compete, and $4.4 million of customer relationships. Accumulated amortization of other intangible assets at December 31, 2010 and 2009 was $13.4 million and $9.2 million, respectively.

Trade names are amortized over a useful life ranging from 10 to 20 years on a straight-line basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years on a straight-line basis. Customer relationships are amortized over the expected period to be benefitted (5 to 10 years)

on either a straight-line or accelerated basis. Amortization expense for intangibles was approximately $4.2 million, $4.1 million and $4.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. Estimated annual amortization expense of the December 31, 2010 balance for the years ended December 31, 2011 through 2015 is approximately $4.8 million.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2010, we recognized impairment charges on certain long-lived assets during the normal course of business of $1.3 million. There were no adjustments to the carrying value of long-lived assets of continuing operations during the years ended December 31, 2009 or 2008.

Fair Value of Financial Instruments

Our debt is reflected on the balance sheet at cost. Based on market conditions as of December 31, 2010, the fair value of our term loans (see Note 5, “Long-Term Obligations”) reasonably approximated the carrying value of $590 million. At December 31, 2009, the fair value of our term loans at $570 million was below the carrying value of $596 million because our interest rate margins were below the rate available in the market. We estimated the fair value of our term loans by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at December 31, 2010 and 2009 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our term loans. The carrying amounts of our cash and equivalents, net trade receivables and accounts payable approximate fair value.

We apply the market and income approaches to value our financial assets and liabilities, which include the cash surrender value of life insurance, deferred compensation liabilities and interest rate swaps. Required fair value disclosures are included in Note 7, “Fair Value Measurements.”

Product Warranties

Some of our salvage mechanical products are sold with a standard six-month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three-year warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2009	$540
Warranty expense	5,033
Warranty claims	(4,969)

Balance as of December 31, 2009	604
Warranty expense	9,351
Warranty claims	(8,882)
Business acquisitions	990

Balance as of December 31, 2010	$2,063

Self-Insurance Reserves

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, workers’ compensation and property coverage under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $32.9 million and $30.4 million as of December 31, 2010 and 2009, respectively. In 2010, we classified $16.8 million in current liabilities and $16.1 million in other noncurrent liabilities, which reflects management’s estimates of when claims will be paid. A portion of the prior year self-insurance reserves were not reclassified to long-term liabilities as it was immaterial to the financial statements. The reserves presented on the Consolidated Balance Sheets are net of claims deposits of $0.6 million and $0.7 million, at December 31, 2010 and 2009, respectively. In addition to these claims deposits, we had outstanding letters of credit of $26.8 million and $25.8 million at December 31, 2010 and 2009, respectively, which were primarily to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.

Other Noncurrent Liabilities

In addition to the long-term portion of self-insurance reserves discussed above, Other Noncurrent Liabilities include approximately $11.2 million and $7.9 million at December 31, 2010 and 2009, respectively, related to employee nonqualified deferred compensation plans as discussed in Note 11, “Retirement Plans,” and approximately $5.1 million and $2.7 million at December 31, 2010 and 2009, respectively, related to a long term incentive plan for certain key employees as discussed in Note 15, “Long Term Incentive Plan.” As of December 31, 2009, Other Noncurrent Liabilities also included approximately $5.2 million related to the interest rate swaps as discussed in Note 6, “Derivative Instruments and Hedging Activities.”

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

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties associated with income tax obligations in income tax expense.

U.S. federal income taxes are not provided on our interest in undistributed earnings of foreign subsidiaries when it is management’s intent that such earnings will remain invested in those subsidiaries. Taxes will be provided on these earnings in the period in which a decision is made to repatriate the earnings.

Depreciation Expense

Included in Cost of Goods Sold is depreciation expense associated with refurbishing, remanufacturing and smelting operations.

Stock-Based Compensation

We recognize compensation expense on a straight-line basis over the requisite service period of the award. The components of pretax stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock options	$8,771	$6,219	$4,671
Restricted stock	913	774	705
Stock issued in lieu of quarterly cash compensation for non-employee directors	290	290	122

Total stock-based compensation expense	$9,974	$7,283	$5,498

The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of goods sold	$278	$47	$13
Facility and warehouse expenses	2,069	2,620	2,015
Selling, general and administrative expenses	7,627	4,616	3,470

	9,974	7,283	5,498
Income tax benefit	(3,920)	(2,862)	(2,166)

Total stock based compensation, net of tax	$6,054	$4,421	$3,332

We have not capitalized any stock-based compensation cost during the years ended December 31, 2010, 2009 or 2008. As of December 31, 2010, unrecognized compensation expense related to unvested stock options and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	Total
2011	$8,256	$913	$9,169
2012	6,930	913	7,843
2013	4,743	208	4,951
2014	3,117	139	3,256
2015	78	0	78

Total unrecognized compensation expense	$23,124	$2,173	$25,297

The fair value of restricted stock is based on the market price of LKQ stock on the date of issuance. The fair value of stock options has been estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used to compute the fair value of stock option grants:

	Year Ended December 31,
	2010	2009	2008
Expected life (in years)	6.4	6.3	6.4
Risk-free interest rate	3.17%	1.87%	3.27%
Volatility	43.9%	44.6%	39.4%
Dividend yield	0%	0%	0%
Weighted average fair value of options granted	$9.54	$5.57	$8.51

Expected life—The expected life represents the period that our stock-based awards are expected to be outstanding. Due to the lack of option grants that have been outstanding for the full five year normal vesting period since we became a public company, and because our options have a ten year life while our existence as a public company has been only seven years, we use the simplified expected term method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110.

Risk-free interest rate—We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Expected volatility—We use the trading history and historical volatility of our common stock in determining an estimated volatility factor for the Black-Scholes option-pricing model.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and the assumed vesting of restricted stock. Certain of our stock options and restricted stock were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options and restricted stock could be dilutive in the future.

Segment Information

Approximately 95% of our operations are conducted in the U.S. We have aftermarket and recycled product operations in Canada, which were expanded in 2010 through the acquisition of Cross Canada, an aftermarket product supplier. We also have operations in Guatemala and Costa Rica. Our Mexican locations include a bumper refurbishing operation and a heavy-duty truck location.

We are organized into three operating segments, composed of wholesale aftermarket and recycled products, self service retail products, and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

The following table sets forth our revenue by product category (in thousands):

	Year Ended December 31,
	2010	2009	2008
Aftermarket, other new and refurbished products	$1,236,806	$1,093,157	$998,541
Recycled products and related products and services	888,320	749,012	651,803
Other	344,755	205,773	258,188

	$2,469,881	$2,047,942	$1,908,532

Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows.

Foreign Currency Translation

For our foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statements of Income amounts are translated to U.S. dollars using average exchange rates during the period. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in current earnings.

Recent Accounting Pronouncements

On January 1, 2011, we will adopt Financial Accounting Standards Board Accounting Standards Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which clarifies the disclosure requirements for pro forma financial information related to a material business combination or a series of immaterial business combinations that are material in the aggregate. The guidance clarified that the pro forma disclosures are prepared assuming the business combination occurred at the start of the prior annual reporting period. Additionally, a narrative description of the nature and amount of material, non-recurring pro forma adjustments would be required. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

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

The self service facilities that we sold or closed are reported as discontinued operations for all periods presented. We reported these facilities in discontinued operations because the cash flows derived from the facilities were eliminated as a result of the sales or closures, and we will not have continuing involvement in these facilities. A summary of the assets and liabilities applicable to discontinued operations included in the consolidated balance sheets as of December 31, 2010 and 2009 is as follows (in thousands):

	December 31, 2010	December 31, 2009
Inventory	$—	$1,152
Other current assets	—	307
Property and equipment, net	—	1,553
Goodwill	—	6,708

Total assets	$—	$9,720

Accounts payable and accrued liabilities	$2,744	$3,832

Total liabilities	$2,744	$3,832

Results of operations for the discontinued operations for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$686	$23,957	$28,769
Income (loss) before income tax provision (benefit)	355	(3,314)	4,455
Income tax provision (benefit)	131	(1,226)	1,648

Income (loss) from discontinued operations, net of taxes, before gain on sale of discontinued operations	224	(2,088)	2,807
Gain on sale of discontinued operations, net of taxes of $1,015 and $1,452 in 2010 and 2009, respectively	1,729	2,472	—

Income from discontinued operations, net of taxes	$1,953	$384	$2,807

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

During the fourth quarter of 2009, we incurred restructuring expenses related to the closure of the two self service facilities in Northern California, totaling $3.7 million. These charges include $3.0 million for costs associated with the future lease commitments for excess facilities and $0.7 million of other costs, including costs to move inventory to other facilities and additional facility closure costs. As of December 31, 2010 and 2009, approximately $2.3 million and $3.5 million of accrued restructuring expenses, respectively, were included in liabilities of discontinued operations for the excess lease payments, net of estimated sublease income, and facility closure costs. The excess lease payments are expected to be paid over the remaining term of the leases through 2018.

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

During January 2010 and 2009, our Board of Directors made an annual grant of options to employees to purchase a total of 1,689,700 and 1,548,300 shares of our common stock at an exercise price of $19.965 and $11.955 per share, respectively. The options vest over a period of five years.

On January 9, 2009, our Board of Directors granted options to non-employee directors to purchase a total of 240,000 shares of our common stock at an exercise price of $11.955 per share. The options vest over a period of three years.

On January 13, 2011, the Compensation Committee amended the Equity Incentive Plan to allow the grant of Restricted Stock Units (“RSUs”). Each RSU converts into one share of LKQ common stock on the applicable vesting date. The RSUs vest over a period of five years. In January 2011, our Board of Directors granted 791,833 RSUs to employees.

On January 11, 2008 and October 1, 2009, our Board of Directors granted a total of 190,000 and 50,000 shares, respectively, of restricted stock to certain of our key employees under our Equity Incentive Plan. The grant-date fair value of the awards was $3.6 million and $0.9 million for the January 11, 2008 awards and the October 1, 2009 awards, respectively.

In June 2003, our Board of Directors adopted the LKQ Corporation Stock Option and Compensation Plan for Non-Employee Directors, and in September 2003, the plan was approved by our stockholders. On March 5, 2007, our Board of Directors amended the Director Plan to eliminate the annual option grants to non-employee directors, effective in the second quarter of 2007. On October 12, 2007, our Board of Directors further amended the Director Plan to eliminate the initial option grant to new, non-employee directors. The Director Plan will terminate in June 2013, unless our Board of Directors terminates it sooner. The number of remaining shares available under the Director Plan is 560,000, subject to antidilution and other adjustment/ provisions.

Stock options expire ten years from the date they are granted. Most of the options and restricted stock granted under the Equity Incentive Plan vest over a period of five years. Vesting of the awards is subject to a continued service condition. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest. Most of the options granted under the Director Plan vest six months after the date of grant. We expect to issue new shares of common stock to cover future stock option exercises.

A summary of transactions in our stock-based compensation plans is as follows:

	Restricted Shares and Options Available For Grant	Restricted Shares		Stock Options
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price
Balance, January 1, 2008	6,852,680	—	—	11,032,102	$5.06
Granted	(1,632,417)	190,000	19.14	1,442,417	19.13
Exercised	—	—	—	(2,656,266)	3.92
Cancelled	154,665	—	—	(154,665)	17.52

Balance, December 31, 2008	5,374,928	190,000	$19.14	9,663,588	$7.27

Granted	(1,886,400)	50,000	18.60	1,836,400	12.15
Exercised	—	—	—	(2,016,306)	4.09
Restricted Shares Vested	—	(38,000)	19.14	—	—
Cancelled	154,275	—	—	(154,275)	13.82

Balance, December 31, 2009	3,642,803	202,000	$19.00	9,329,407	$8.81

Granted	(1,711,533)	—	—	1,711,533	19.95
Exercised	—	—	—	(2,758,155)	5.06
Restricted Shares Vested	—	(48,000)	19.02	—	—
Cancelled	208,820	—	—	(208,820)	16.11

Balance, December 31, 2010	2,140,090	154,000	$19.00	8,073,965	$12.27

The total grant-date fair value of options that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $7.7 million, $5.3 million and $3.7 million, respectively. The fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $1.0 million, $0.4 million and $0, respectively.

At December 31, 2010, a total of 7,975,047 options with a weighted average exercise price of $12.20 and a weighted average remaining contractual life of 6.3 years were expected to vest. At December 31, 2010, 154,000 shares of restricted stock with a weighted average remaining contractual life of 2.5 years were expected to vest.

The following table summarizes information about outstanding and exercisable stock options at December 31, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75 – $5.00	1,990,647	2.9	$3.53	1,990,647	2.9	$3.53
$5.01 – $10.00	705,945	5.0	9.37	625,565	5.0	9.32
$10.01 – $15.00	2,406,948	7.3	11.33	994,856	6.8	10.94
$15.01 – $20.00	2,942,925	8.2	19.56	812,890	7.5	19.26
$20.01 +	27,500	7.4	21.52	13,350	7.4	21.56

	8,073,965	6.3	$12.27	4,437,308	4.9	$8.94

The aggregate intrinsic value (market value of our common stock less option exercise price) of outstanding, expected to vest and exercisable stock options at December 31, 2010 was $84.4 million, $83.9 million and $61.1 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing price of our common stock on December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes based upon the fair market value of our common stock. The total intrinsic value of stock options exercised was $43.2 million, $27.2 million and $33.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Note 5. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	December 31,
	2010	2009
Senior secured debt financing facility:
Term loans payable	$590,099	$595,716
Revolving credit facility	—	—
Notes payable to individuals through August 2019, interest at 2.0% to 8.0%	10,855	7,329

	600,954	603,045
Less current maturities	(52,888)	(10,063)

	$548,066	$592,982

The scheduled maturities of long-term obligations outstanding at December 31, 2010 are as follows (in thousands):

2011	$52,888
2012	79,090
2013	465,221
2014	120
2015	129
Thereafter	3,506

$600,954

We obtained a senior secured debt financing facility from Lehman Brothers Inc. (“Lehman”) and Deutsche Bank Securities, Inc. (“Deutsche Bank”) on October 12, 2007, which was amended on October 26, 2007, on October 27, 2009, and on November 19, 2010 (as amended, the “Credit Agreement”). The Credit Agreement initially had a six year term and included a $610 million term loan, a $40 million Canadian currency term loan, a $100 million U.S. dollar revolving credit facility, and a $15 million dual currency revolving facility for drawings of either U.S. dollars or Canadian dollars. The Credit Agreement also provided for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, (ii) a swing line credit facility of $25 million under the $100 million revolving credit facility, and (iii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, provided that such additions or increases do not exceed $150 million in the aggregate and provided further that no existing lender is required to make its pro rata share of any such additions or increases without its consent.

On October 27, 2009, the Credit Agreement was amended, under which (i) Lehman resigned from its capacities as the administrative agent and swing line lender, and Deutsche Bank AG New York Branch was appointed as the successor administrative agent, (ii) the swing line credit facility was eliminated, and (iii) the revolving credit facility was reduced by $15 million to $100 million.

The amendment to the Credit Agreement effective November 19, 2010 amended the current credit arrangements by: (a) removing the limit on the maximum aggregate consideration that we can spend on acquisitions, (b) expanding our ability to use proceeds from debt offerings to include capital expenditures and voluntary prepayments of outstanding amounts under the Credit Agreement, (c) increasing the U.S. letter of credit sublimit from $35 million to $50 million, (d) allowing us to enter into commodity hedge agreements (in addition to fluctuations of interest rates and foreign exchange rates), (e) increasing the annual maximum amount of permitted dispositions of assets from $20 million to $50 million, (f) authorizing us to engage in asset swaps, (g) increasing the allowable limit of investments in non-guarantor subsidiaries from $25 million in total to $30 million annually, and (h) making certain other technical changes and clarifications. All other material terms of the Credit Agreement, as amended on October 27, 2009, remain effective.

All of the obligations under the Credit Agreement are unconditionally guaranteed by each of our domestic subsidiaries. Obligations under the Credit Agreement, including the related guarantees, are collateralized by a security interest in substantially all of our domestic assets and our U. S. subsidiaries and a pledge of not more than 65% of the total outstanding voting interests of any direct or indirect non-U.S. subsidiary of ours that is a “controlled foreign corporation.” Amounts under each term loan facility are due and payable in quarterly installments of increasing amounts that began in the first quarter of 2008, with the balance payable in full on October 12, 2013. Amounts due under each revolving credit facility will be due and payable on October 12, 2013. We are also required to prepay the term loan facilities with certain amounts generated by the sale of assets under certain circumstances, the incurrence of certain debt, and the receipt of certain insurance and condemnation proceeds, in each case, to the extent of the proceeds of such event, and with up to 50% of our excess cash flow, with the amount of such excess cash flow determined based upon our total leverage ratio. We were not required to make a prepayment of the term loans in 2010.

As of December 31, 2010 and 2009, there were no borrowings against our $100 million revolving credit facility. Availability on the revolving credit facility is reduced by outstanding letters of credit. At December 31, 2010 and 2009, there was $26.8 million and $25.8 million of outstanding letters of credit and thus availability on the revolving credit facility totaled approximately $73.2 million and $74.2 million, respectively.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), and (iii) engage in mergers and consolidations. The Credit Agreement also requires us to meet certain financial covenants, the most restrictive of which is the required senior secured debt ratio. We were in compliance with all restrictive covenants as of December 31, 2010 and 2009.

The Credit Agreement contains events of default that include (i) our failure to pay principal when due or interest, fees, or other amounts after grace periods, (ii) covenant defaults, (iii) our material breach of any representation or warranty, (iv) cross defaults to certain other indebtedness,

(v) bankruptcy, insolvency, or other similar proceedings, (vi) our inability to pay debts, (vii) judgment defaults of $15 million or more, (viii) customary ERISA and environmental defaults, (ix) actual or asserted invalidity of any material provision of the loan documentation or impairment of a portion of the collateral, (x) failure of subordinated indebtedness to be validly and sufficiently subordinated, and (xi) a change of control.

Borrowings under the Credit Agreement accrue interest at variable rates, which depend on the type (U.S. dollar or Canadian dollar) and duration of the borrowing, plus an applicable margin rate. The weighted-average interest rates, including the effect of interest rate swap agreements, on borrowings outstanding against our senior secured credit facility at December 31, 2010 and 2009 were 3.97% and 4.53%, respectively. Borrowings against the senior secured credit facility totaled $590.1 million and $595.7 million at December 31, 2010 and 2009, respectively, of which $50.0 million and $7.5 million were classified as current maturities, respectively. We also incur commitment fees on the unused portion of our revolving credit facility ranging from 0.38% to 0.50%.

As part of the consideration for business acquisitions completed during 2010, 2009 and 2008, we issued promissory notes totaling approximately $5.5 million, $1.2 million and $1.6 million, respectively. The notes bear interest at annual rates of 2.0% to 4.0%, and interest is payable at maturity or in monthly installments.

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

At December 31, 2010, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate term loans, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Beginning on the effective dates of the interest rate swap agreements, on a monthly basis through the maturity date, we have paid and will pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Other Comprehensive Income and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes the terms of our interest rate swap agreements as of December 31, 2010:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$200,000,000	April 14, 2008	April 14, 2011	4.99%
$250,000,000	October 14, 2010	October 14, 2015	3.81%
$100,000,000	April 14, 2011	October 14, 2013	3.34%

*	Includes applicable margin of 2.25% per annum currently in effect under the Credit Agreement

As of December 31, 2010, the fair market value of the $200 million notional amount swap was a liability of $1.4 million, included in Other Accrued Expenses on our Consolidated Balance Sheet. The fair market value of the other swap contracts was an asset of $4.8 million, included in Other Assets on our Consolidated Balance Sheet as of December 31, 2010. As of December 31, 2009, the fair market value of the interest rate swap contracts was a liability of $10.2 million and was included in Other Accrued Expenses ($5.0 million) and Other Noncurrent Liabilities ($5.2 million) on our Consolidated Balance Sheet.

The activity related to our interest rate swap agreements is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Gain (loss) in Accumulated Other Comprehensive Income (Loss)	$3,230	$(7,994)	$(14,494)
Loss reclassified to interest expense	10,377	11,595	—
Hedge ineffectiveness	—	—	—

Within Accumulated Other Comprehensive Income (Loss), we recognized a gain (net of tax) of $2.2 million in 2010, and losses (net of tax) of $5.1 million and $8.8 million in 2009 and 2008, respectively. In 2010 and 2009, we reclassified $6.5 million and $7.4 million of losses (net of tax) to interest expense from Accumulated Other Comprehensive Income (Loss), respectively.

As of December 31, 2010, we estimate that $4.3 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into interest expense within the next 12 months.

Note 7. Fair Value Measurements

Effective January 1, 2010, we adopted a newly issued accounting standard that clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and requires additional disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

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

We use the market and income approaches to value our financial assets and liabilities, and there were no changes in valuation techniques during the year ended December 31, 2010. Our Level 2 assets and liabilities are valued using inputs from third parties and market observable data. We obtain valuation data for the cash surrender value of life insurance and deferred compensation liabilities from third party sources, which determine the net asset values for our accounts using quoted market prices, investment allocations and reportable trades. We value the interest rate swaps using a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as LIBOR and forward interest rates. The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Balance as of December 31, 2010	Fair Value Measurements as of December 31, 2010
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$10,517	$—	$10,517	$—
Interest rate swaps	4,815	—	4,815	—

Total Assets	$15,332	$—	$15,332	$—

Liabilities:
Deferred compensation liabilities	$11,245	$—	$11,245	$—
Interest rate swaps	1,416	—	1,416	—

Total Liabilities	$12,661	$—	$12,661	$—

	Balance as of December 31, 2009	Fair Value Measurements as of December 31, 2009
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$7,323	$—	$7,323	$—

Total Assets	$7,323	$—	$7,323	$—

Liabilities:
Deferred compensation liabilities	$7,902	$—	$7,902	$—
Interest rate swaps	10,213	—	10,213	—

Total Liabilities	$18,115	$—	$18,115	$—

The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Consolidated Balance Sheets.

Note 8. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at December 31, 2010 are as follows (in thousands):

Years ending December 31:
2011	$62,465
2012	54,236
2013	47,860
2014	37,660
2015	28,622
Thereafter	79,800

Future Minimum Lease Payments	$310,643

Rental expense for operating leases was approximately $66.9 million, $57.2 million and $49.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

In connection with the acquisitions of several businesses, we entered into agreements with several sellers of those businesses, some of whom became stockholders as a result of those acquisitions, for the lease of certain properties used in our operations. Typical lease terms under these agreements include an initial term of five years, with three to five five-year renewal options and purchase options at various times throughout the lease periods. We also maintain the right of first refusal concerning the sale of the leased property. Lease payments to an employee who became an officer of the Company after the acquisition of his business were approximately $1.0 million, $0.9 million and $0.9 million during each of the years ended December 31, 2010, 2009 and 2008, respectively.

We guarantee the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2010, the guaranteed residual value would have totaled approximately $31.4 million. We have not recorded a liability for the guaranteed residual value of equipment under operating leases as the recovery on disposition of the equipment under the leases is expected to approximate the guaranteed residual value.

Litigation and Related Contingencies

In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket parts imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a settlement arrangement that expires in September 2011.

Pursuant to the settlement, we (and our designees) became the sole distributor in the U.S. of aftermarket automotive parts that correspond to Ford collision parts that are covered by a U.S. design patent. We have paid Ford an upfront fee for these rights and will pay a royalty for each such part we sell. The amortization of the upfront fee and the royalty expenses are reflected in Cost of Goods Sold on the accompanying Consolidated Statements of Income.

We also have certain other contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 9. Business Combinations

During the year ended December 31, 2010, we made 20 acquisitions (16 in the wholesale products business, one in the recycled heavy-duty truck products business, two self service retail operations and one tire recycling business). Our acquisitions included the purchase of an engine remanufacturer, included in the wholesale operating segment, which will allow us to begin vertically integrating our recycled product supply chain. We expanded our product offerings through the acquisition of an automotive heating and cooling component business, included in the wholesale operating segment, as well as a tire recycling business, which supports all of our operating segments. Our 2010 acquisitions have also enabled us to expand our geographic presence, most notably in Canada through our acquisition of Cross Canada, an aftermarket product supplier.

Total consideration for the 2010 acquisitions was $170.4 million, composed of $143.6 million of cash (net of cash acquired), $5.5 million of notes payable, $6.4 million of other purchase price obligations (non-interest bearing) and $14.9 million in stock issued (689,655 shares). The $14.9 million of common stock was issued in connection with our acquisition of Cross Canada on November 1, 2010. The fair value of common stock issued was based on the market price of LKQ stock on the date of issuance. We recorded goodwill of $91.8 million for the 2010 acquisitions, of which $74.9 million is expected to be deductible for income tax purposes. In the period between the acquisition dates and December 31, 2010, the businesses acquired in 2010 generated approximately $83.7 million of revenue and $2.9 million of operating income.

On October 1, 2009, we acquired Greenleaf Auto Recyclers, LLC (“Greenleaf”) from SSI for $38.8 million, net of cash acquired. Greenleaf is the entity through which SSI operated its wholesale recycling business. We recorded a gain on bargain purchase for the Greenleaf acquisition totaling $4.3 million in our results of operations for 2009. We believe that we were able to acquire Greenleaf for less than the fair value of its assets because of (i) our unique position as market leader in the wholesale recycled auto products market and (ii) SSI’s intent to exit its Greenleaf operations. Greenleaf generally was an unprofitable venture throughout its history, which included several different ownership groups, and SSI approached us in an effort to sell Greenleaf and exit the wholesale recycled auto products business that no longer fit its strategy. With SSI’s intent to exit the wholesale recycled auto products business and our position as the market leader, we were able to agree on a favorable purchase price. We finalized the valuation of acquired inventory, accrued liabilities and deferred taxes in 2010. As a result, we identified certain immaterial adjustments to the opening balance sheet, which were recorded through the results of operations in 2010.

Also in 2009, we acquired a 100% interest in each of seven businesses (four in the wholesale parts business and three in the recycled heavy-duty truck products business). The aggregate consideration for these seven businesses totaled approximately $29.5 million in cash, net of cash acquired, and $1.2 million of debt issued.

On August 25, 2008, we acquired a 100% equity interest in PYP, an operator of multiple self service facilities in the state of California. The consideration for PYP was comprised of $42.0 million in stock issued (2,080,561 shares) and $34.0 million in net cash payments. The total cash outflow for PYP included a $3.3 million contingent payment to the former owners based on a share price guarantee for shares sold in the market during the month following the acquisition date. The guarantee period was closed as of September 30, 2008. As the payment was based on a contingency involving share prices, the $3.3 million has not been included in the cost of the acquired entity for purchase accounting but instead reduced additional paid-in capital. During the third quarter of 2009, the final purchase price was reduced by $3.5 million based on the resolution of a working capital adjustment. We received $3.5 million from the seller as a result of the adjustment.

Also in 2008, we acquired a 100% interest in each of seven businesses (four in the wholesale business and three in the recycled heavy-duty truck products business). The aggregate consideration for these seven businesses totaled approximately $36.5 million in cash, net of cash acquired, $18.0 million in stock issued (838,073 shares) and $1.6 million of debt issued. The $18.0 million of stock issued was related to our acquisition of Texas Best Diesel, L.P. on March 4, 2008. For our acquisitions of PYP and Texas Best Diesel, L.P., the shares of common stock were valued at fair value using the average market price over a period ranging from two days before to two days after the date that the terms of each acquisition were agreed to and announced.

The acquisitions are being accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2010 acquisitions, the purchase price allocations are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories acquired; 2) valuation amounts for certain intangible assets acquired; 3) the fair value of liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired.

The purchase price allocations for the acquisitions completed during 2010 and 2009 are as follows (in thousands):

	December 31, 2010 (Preliminary)	December 31, 2009
Receivables	$27,774	$9,593
Receivable reserves	(2,186)	(2,690)
Inventory	38,121	32,895
Prepaid expenses	1,480	1,273
Property and equipment	18,517	15,051
Goodwill	91,757	22,904
Other intangibles	6,163	230
Other assets	1,529	519
Deferred income taxes	2,922	7,969
Current liabilities assumed	(15,665)	(11,900)
Other noncurrent liabilities assumed	—	(2,025)
Other purchase price obligations	(6,359)	—
Notes issued	(5,530)	(1,179)
Stock issued	(14,945)	—
Gain on bargain purchase	—	(4,339)

Cash used in acquisitions, net of cash acquired	$143,578	$68,301

The primary reason for our acquisitions made in 2010, 2009 and 2008 was to increase our stockholder value by leveraging our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. All or substantially all of the employees of these businesses became our employees following acquisition. These factors contributed to purchase prices that included, in many cases, a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during the years ended December 31, 2010 and 2009 as though the businesses had been acquired as of January 1, 2009, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Year ended December 31,
	2010	2009
Revenue as reported	$2,469,881	$2,047,942
Revenue of purchased businesses for the period prior to acquisition	197,550	359,501

Pro forma revenue	$2,667,431	$2,407,443

Income from continuing operations, as reported	$167,118	$127,137
Net income (loss) of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments	1,581	(4,908)

Pro forma income from continuing operations	$168,699	$122,229

Basic earnings per share from continuing operations, as reported	$1.17	$0.90
Effect of purchased businesses for the period prior to acquisition	0.01	(0.03)

Pro forma basic earnings per share from continuing operations(a)	$1.18	$0.87

Diluted earnings per share from continuing operations, as reported	$1.15	$0.88
Effect of purchased businesses for the period prior to acquisition	0.01	(0.03)

Pro forma diluted earnings per share from continuing operations(a)	$1.16	$0.85

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

In January and February 2011, we acquired four businesses: an engine remanufacturer, an automotive heating and cooling component distributor, a wholesale recycled parts business and a recycled heavy-duty truck business. The engine remanufacturer, heating and cooling component distributor and wholesale recycled products business are included in our wholesale operating segment. These acquisitions will enable us to expand our market presence and enter new markets. Additionally, with our purchase of the engine remanufacturer, we will continue to build on our presence in the remanufacturing industry, while our acquisition of the heating and cooling component distributor supplements our expansion into the heating and cooling aftermarket products market.

Note 10. Restructuring and Integration Costs

Cross Canada Integration

We are undertaking certain restructuring activities in connection with our acquisition of Cross Canada in the fourth quarter of 2010. The restructuring plan includes the integration of our existing Canadian aftermarket operations into the Cross Canada business, as well as the transition of certain corporate functions to our corporate headquarters and our financial services center in Nashville. Based on our analysis of the overlapping facilities, we identified facilities that will be closed in order to eliminate duplicate facilities, which include both aftermarket warehouses and corporate locations. Related to the facilities that will be closed, we will terminate certain personnel including drivers, other facility personnel and corporate employees. We are finalizing the integration plan, and we expect that these activities will be completed in 2011. We expect to incur approximately $1.3 million of charges, including costs related to severance and benefits for terminated employees as well as related facility closure costs. We will record restructuring expense related to lease termination or excess facility costs if we are unable to recover the rent from a sublease tenant after we vacate the facilities. These restructuring costs will be expensed as incurred, or in the case of excess facility costs, at the cease-use date for the facility.

Greenleaf Integration

In 2009, we commenced restructuring and integration efforts in connection with our acquisition of Greenleaf on October 1, 2009. The restructuring plan included the integration of the acquired Greenleaf operations into our existing salvage business, which resulted in the combination or closure of duplicate facilities and delivery routes. Restructuring and integration expenses associated with the Greenleaf acquisition totaled approximately $0.7 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively, and are included in restructuring expenses on the accompanying Consolidated Statements of Income. These charges reflected costs related to the closure of facilities and severance and related benefits for terminated personnel. The restructuring activities related to the Greenleaf acquisition were substantially completed in 2010.

Keystone Integration

In 2008 and 2009, we incurred restructuring and integration expenses associated with the Keystone acquisition. The restructuring plan included the integration of our existing aftermarket operations into the Keystone business. Restructuring expenses totaled approximately $1.9 million and $8.6 million for the years ended December 31, 2009 and 2008, respectively, and are included in restructuring expenses on the accompanying Consolidated Statements of Income. For the year ended December 31, 2009, these charges include $0.5 million to move inventory between facilities and migrate the systems utilized by the LKQ facilities to the Keystone system, $0.5 million of severance and related benefit costs and $0.9 million of excess facility costs. For the year ended December 31, 2008, the restructuring charges included costs to move inventory between facilities, migrate systems, and standardize processes and procedures totaling $4.0 million. We also recognized $2.2 million of costs associated with the future lease commitments for excess facilities due to overlap with acquired Keystone locations and $2.4 million of other costs, including severance and related benefits, employee relocation costs and professional fees.

Note 11. Retirement Plans

401(k) Plan

We sponsor a 401(k) defined contribution plan that covers substantially all of our eligible, full time U.S. employees. Contributions to the plan are made by both the employee and us. Our contributions are based on the level of employee contributions and are subject to certain vesting provisions based upon years of service. Expenses related to this plan totaled approximately $4.8 million, $3.7 million and $4.0 million during 2010, 2009 and 2008, respectively.

Nonqualified Deferred Compensation Plan

We also offer a nonqualified deferred compensation plan to eligible employees who, due to Internal Revenue Service (“IRS”) guidelines, may not take full advantage of our 401(k) defined contribution plan. The plan allows participants to defer eligible compensation, subject to certain limitations. We will match 50% of the portion of the employee’s contributions that does not exceed 6% of the employee’s eligible deferrals. The deferred compensation, together with our matching contributions and accumulated earnings, is accrued and is payable after retirement or termination of employment, subject to vesting provisions. Participants may also elect to receive amounts deferred in a given year on any plan anniversary five or more years subsequent to the year of deferral. Our matching contributions vest over a four year period and totaled $709,000, $457,000 and $39,000 in 2010, 2009 and 2008, respectively, net of allowable transfers into our 401(k) defined contribution plan. Total deferred compensation liabilities were approximately $11.2 million and $7.9 million at December 31, 2010 and 2009, respectively.

The nonqualified deferred compensation plan is funded under a trust agreement whereby we pay to the trust amounts deferred by employees, together with our match, with such amounts invested in life insurance policies carried to meet the obligations under the deferred compensation plan. As of December 31, 2010 and 2009, we held 166 and 117 contracts with a face value of $72.7 million and $53.6 million, respectively. The cash surrender value of these policies was approximately $10.5 million and $7.3 million at December 31, 2010 and 2009, respectively.

Note 12. Earnings per Share

The following table sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Income from continuing operations	$167,118	$127,137	$97,092

Denominator for basic earnings per share—Weighted-average shares outstanding	143,271	140,541	136,488
Effect of dilutive securities:
Stock options	2,559	3,438	4,426
Restricted stock	27	11	109

Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	145,857	143,990	141,023

Basic earnings per share from continuing operations	$1.17	$0.90	$0.71

Diluted earnings per share from continuing operations	$1.15	$0.88	$0.69

The following chart sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2010	2009	2008
Antidilutive securities:
Stock options	2,857	1,398	1,404
Restricted stock	40	—	—

Note 13. Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$75,009	$58,854	$38,294
State	16,552	12,619	9,099
Foreign	2,483	825	1,113

	94,044	72,298	48,506
Deferred	8,963	5,882	13,535

Provision for income taxes	$103,007	$78,180	$62,041

Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$264,438	$202,558	$154,453
Foreign	5,687	2,759	4,680

	$270,125	$205,317	$159,133

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2010	2009	2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax impact	4.0	4.7	4.2
Non-deductible expenses	0.3	0.5	0.5
Revaluation of deferred taxes	(0.5)	—	—
State tax credits	(0.6)	(0.6)	(0.7)
Provision for unrecognized tax benefits	0.2	0.4	0.6
Tax benefit related to closure of prior years’ tax audits or statutes of limitations	(0.5)	(0.5)	(0.3)
Non-taxable gain on bargain purchase	—	(0.8)	—
Other, net	0.2	(0.6)	(0.3)

Effective tax rate	38.1%	38.1%	39.0%

We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are reinvested and it is our intention that the earnings will be reinvested indefinitely.

The 2010 effective tax rate also included a $1.5 million adjustment related to the revaluation of deferred taxes in connection with a legal entity reorganization in the first quarter. The 2009 effective tax rate included a benefit related to the recognition of a $4.3 million non-taxable gain on a bargain purchase for our acquisition of Greenleaf in October 2009.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred Tax Assets:
Accrued expenses and reserves	$17,379	$17,632
Inventory	16,409	11,113
Accounts receivable	9,330	8,572
Net operating loss carryforwards	4,681	6,183
Stock based compensation	6,609	4,324
Unrecognized tax benefits	1,657	3,944
Interest rate swaps	—	3,677
Qualified and nonqualified retirement plans	4,422	3,479
Long term incentive plan	1,889	999
Other	2,015	2,345

	64,391	62,268
Less valuation allowance	(2,607)	(1,462)

Total deferred tax assets	$61,784	$60,806

Deferred Tax Liabilities:
Goodwill and other intangible assets	$38,648	$27,598
Trade name	23,695	26,639
Property and equipment	29,049	24,978
Other	3,945	1,953

Total deferred tax liabilities	$95,337	$81,168

Net deferred tax liability	$(33,553)	$(20,362)

Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2010	2009
Current deferred tax assets	$32,506	$31,847
Noncurrent deferred tax liabilities	66,059	52,209

At December 31, 2010 and 2009, we had net operating loss carryforwards for federal and certain of our state tax jurisdictions, the tax benefits of which total approximately $4.7 million and $6.2 million, respectively. At December 31, 2010 and 2009, we also had tax credit carryforwards of $1.4 million and $1.0 million, respectively, related to certain of our state tax jurisdictions. A $2.6 million valuation allowance has been established for a portion of the deferred tax assets related to net operating loss and credit carryforwards. The valuation allowance for net operating loss and tax credit carryforwards increased by $1.1 million, primarily due to a change in judgment regarding the realization of certain state tax credit carryforwards. The net operating loss carryforwards expire over the period from 2011 through 2030, while nearly all of the tax credit carryforwards have no expiration. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates. Based on historical and projected operating results, management believes that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
Balance at January 1	$8,526	$7,949	$5,857
Additions based on tax positions related to the current year	713	1,811	1,419
Additions for tax positions of prior years	281	483	416
Reductions for tax positions of prior years	(86)	(90)	(119)
Reductions for tax positions of prior years—timing differences	(2,041)	—	—
Lapse of statutes of limitations	(1,952)	(1,489)	(577)
Settlements with taxing authorities	—	(138)	—
Increase related to acquisition of Keystone	—	—	953

Balance at December 31	$5,441	$8,526	$7,949

At December 31, 2010 and 2009, we have accumulated interest and penalties included in gross unrecognized tax benefits of $1.1 million and $1.4 million, respectively. Of these amounts, $0.2 million and $0.3 million were recorded through the income tax provision during 2010 and 2009, respectively, prior to any reversals for lapses in the statutes of limitations. We have a deferred tax asset of $0.3 million related to the accumulated interest balance as of December 31, 2010. The amount of the unrecognized tax benefits, which if resolved favorably (in whole or in part) would reduce our effective tax rate, is approximately $3.8 million and $4.6 million at December 31, 2010 and 2009, respectively. The balance of unrecognized tax benefits at December 31, 2010 and 2009 also includes $1.6 million and $3.9 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

During the twelve months beginning January 1, 2011, it is reasonably possible that we will reduce gross unrecognized tax benefits by up to approximately $1.3 million, of which approximately $0.9 million would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.

Tax years after 2006 remain subject to examination by the IRS. We are currently the subject of income tax audits by various states for prior tax years. Adjustments from such audits, if any, are not expected to have a material effect on our consolidated financial statements.

Note 14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Pension Plan	Unrealized (Loss) Gain on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2008	$619	$—	$—	$619
Pretax (loss) income	(5,686)	236	(14,494)	(19,944)
Income tax (expense) benefit	—	(92)	5,653	5,561

Balance at December 31, 2008	(5,067)	144	(8,841)	(13,764)
Pretax income (loss)	4,191	(211)	(7,994)	(4,014)
Income tax benefit	—	82	2,878	2,960
Reversal of unrealized loss	—	—	11,595	11,595
Reversal of deferred income taxes	—	—	(4,174)	(4,174)

Balance at December 31, 2009	(876)	15	(6,536)	(7,397)
Pretax income (loss)	3,078	—	3,230	6,308
Income tax expense	—	—	(1,054)	(1,054)
Reversal of unrealized (gain) loss	—	(15)	10,377	10,362
Reversal of deferred income taxes	—	—	(3,841)	(3,841)

Balance at December 31, 2010	$2,202	$—	$2,176	$4,378

Note 15. Long Term Incentive Plan

On January 26, 2006, our Board of Directors approved, and our stockholders approved at the annual meeting on May 8, 2006, the LKQ Corporation Long Term Incentive Plan. The purpose of the Long Term Incentive Plan is to offer certain key employees the opportunity to receive long-term performance rewards. Performance periods begin on January 1 and end on December 31 of the third calendar year thereafter. Performance awards are equal to the participant’s base salary (at the end of the applicable performance period) multiplied by an “Award Percentage.” A participant’s Award Percentage is determined by three components: the growth over the performance period of each of the Company’s earnings per share, total revenue, and return on equity. The Compensation Committee of our Board of Directors will determine for each participant the range of Award Percentages based on different growth scenarios of the components. One half of any performance award achieved is payable promptly after the end of the performance period. A participant must be an employee of the Company at the end of the performance period to be eligible for the first 50% payment. The other half of the performance award is deferred and vests in three equal installments on each one year anniversary of the end of the performance period. A participant must be an employee (or in some cases a consultant for us) on each such anniversary date to be eligible for the respective deferred payment, unless the participant is not an employee as a result of death, total disability or normal retirement at age 65, in which case the participant (or his or her estate) will be entitled to all of the deferred payments upon such death, disability or retirement. Interest on the deferred portion of the performance award accrues at the prime rate and is payable to the participant at the same time as the deferred installments are paid. We have recorded expense related to this plan totaling approximately $3.5 million, $3.4 million and $1.1 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Note 16. Selected Quarterly Data (unaudited)

The following table represents unaudited selected quarterly financial data for the two years ended December 31, 2010. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2009(1)
Revenue	$510,870	$486,355	$494,812	$555,905
Gross margin	229,571	220,248	225,104	252,890
Operating income	60,921	54,757	56,045	59,725
Income from continuing operations	32,018	28,455	30,141	36,523
Income (loss) from discontinued operations	286	402	(986)	682
Net income	32,304	28,857	29,155	37,205
Basic earnings per share from continuing operations(2)	0.23	0.20	0.21	0.26
Diluted earnings per share from continuing operations(2)	0.22	0.20	0.21	0.25

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2010
Revenue	$603,516	$584,681	$607,621	$674,063
Gross margin	283,290	261,266	261,424	287,500
Operating income	89,929	69,609	65,207	73,132
Income from continuing operations	51,983	37,906	35,901	41,328
Income from discontinued operations	1,953	—	—	—
Net income	53,936	37,906	35,901	41,328
Basic earnings per share from continuing operations(2)	0.37	0.27	0.25	0.29
Diluted earnings per share from continuing operations(2)	0.36	0.26	0.25	0.28

(1)	Includes the results of operations of Greenleaf since our acquisition of Greenleaf on October 1, 2009. The fourth quarter income from continuing operations and net income include a $4.3 million gain on bargain purchase related to the Greenleaf acquisition.

(2)	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including Mr. Holsten, our Chief Executive Officer at that date, Mr. Wagman, who became Co-Chief Executive Officer together with Mr. Holsten on January 1, 2011, and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

Report of Management on Internal Control over Financial Reporting dated February 25, 2011

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2010, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois

February 25, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information appearing under the caption “Election of our Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2011 (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at December 31, 2010, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Joseph M. Holsten	58	Co-Chief Executive Officer and Vice Chairman of the Board
Robert L. Wagman	46	President and Co-Chief Executive Officer
John S. Quinn	52	Executive Vice President and Chief Financial Officer
Walter P. Hanley	44	Senior Vice President—Development, Associate General Counsel and Assistant Secretary
Victor M. Casini	48	Senior Vice President, General Counsel, Secretary and Director
Frank P. Erlain	55	Vice President—Finance and Controller

Joseph M. Holsten joined us in November 1998 as our President and Chief Executive Officer. He was elected to our Board of Directors in February 1999. In November 2010, Mr. Holsten was appointed Vice Chairman of our Board of Directors. On January 1, 2011, his officer position changed to Co-Chief Executive Officer. Prior to joining us, Mr. Holsten held various positions of increasing responsibility with the North American and International operations of Waste Management, Inc. for approximately 17 years. From February 1997 until July 1998, Mr. Holsten served as Executive Vice President and Chief Operating Officer of Waste Management, Inc. From July 1995 until February 1997, he served as Chief Executive Officer of Waste Management International, plc where his responsibility was to streamline operating activities. Prior to working for Waste Management, Mr. Holsten was staff auditor at a public accounting firm. Mr. Holsten also serves as a member of the Board of Directors of Covanta Holding Corporation, a holding company in the energy-from-waste solutions and insurance products business.

Robert L. Wagman was elected our President and Co-Chief Executive Officer on January 1, 2011. Prior thereto, he had been our Senior Vice President of Operations—Wholesale Parts Division, with oversight of our late model recycled product operations, our aftermarket product operations, and our refinished bumper cover and wheel operations, since August 2009. Prior thereto, from October 1998, Mr. Wagman managed our insurance company relationships, and from February 2004, added to his responsibilities the oversight of our aftermarket product operations. He was elected our Vice President of Insurance Services and Aftermarket Operations in August 2005. Before joining us, Mr. Wagman served from April 1995 to October 1998 as the Outside Sales Manager of Triplett Auto Parts, Inc., a recycled auto parts company that we acquired in July 1998. He started in our industry in 1987 as an Account Executive for Copart Auto Auctions, a processor and seller of salvage vehicles through auctions.

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

Walter P. Hanley joined us in December 2002 as our Vice President of Development, Associate General Counsel and Assistant Secretary. In December 2005, he became our Senior Vice President of Development. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Emerald Casino, Inc., an owner of a license to operate a riverboat casino in the State of Illinois, from June 1999 until August 2002. In January 2001, the Illinois Gaming Board issued an initial decision seeking to revoke Emerald’s license. In July 2002, certain creditors filed a bankruptcy petition against Emerald. The bankruptcy court confirmed a plan of reorganization in July 2004. The Illinois Gaming Board reversed its initial decision to support the plan of reorganization and in May 2005 revoked Emerald’s license. The bankruptcy case and a related adversary proceeding (in which Mr. Hanley is a defendant) are pending. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana, from July 1996 until November 1999. Mr. Hanley served as Vice President and Associate General Counsel of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm that is wholly owned by our Chairman of the Board, Donald F. Flynn, from May 1995 until February 1998 and as Associate General Counsel of Discovery Zone, Inc., an operator and franchisor of family entertainment centers, from March 1993 until May 1995 when Viacom Inc. acquired ownership and management control of Discovery Zone. Prior to March 1993, Mr. Hanley practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP in Chicago, Illinois.

Victor M. Casini has been our Vice President, General Counsel and Secretary since our inception in February 1998. He was elected Senior Vice President in March 2008. Since July 1992, Mr. Casini also has been Executive Vice President and General Counsel of Flynn Enterprises, Inc. Mr. Casini served as Senior Vice President, General Counsel and Secretary of Discovery Zone from July 1992 until May 1995 when Viacom Inc. acquired ownership and management control of Discovery Zone. Prior to July 1992, Mr. Casini practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP in Chicago, Illinois for more than five years.

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

Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2008	$4,329	$6,948	$648	$(6,168)	$5,757
Year ended December 31, 2009	5,757	5,102	831	(5,183)	6,507
Year ended December 31, 2010	6,507	4,326	1,125	(5,063)	6,895
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2008	$7,531	$409,778	$2,544	$(408,684)	$11,169
Year ended December 31, 2009	11,169	469,178	1,915	(466,460)	15,802
Year ended December 31, 2010	15,802	541,314	1,061	(539,992)	18,185

(a)(3) Exhibits

The exhibits to this Annual Report are listed in Item 15(b) of this Annual Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended.

10.2	LKQ Corporation 1998 Equity Incentive Plan, as amended.

10.3	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.

10.4	Amendment to LKQ Corporation 401(k) Plus Plan.

10.5	Trust for LKQ Corporation 401(k) Plus Plan.

10.6	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 2010.

10.7	Trust Agreement for LKQ Corporation Employees’ Retirement Plan.

10.8	LKQ Corporation 401(k) Plus Plan II as amended and restated effective as of January 1, 2011.

10.9	Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan.

10.10	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation.

10.11	Form of LKQ Corporation Executive Officer 2009 Bonus Program.

10.12	Form of LKQ Corporation Executive Officer 2010 Bonus Program.

10.13	LKQ Corporation Long Term Incentive Plan.

10.14	Form of LKQ Corporation Restricted Stock Agreement.

10.15	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten.

10.16	Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009.

10.19	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Joseph M. Holsten.

10.20	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Robert L. Wagman.

10.21	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and John S. Quinn.

10.22	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Walter P. Hanley.

10.23	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Victor M. Casini.

10.24	Form of LKQ Corporation Restricted Stock Unit Agreement.

(b) Exhibits

3.1	Certificate of Incorporation of LKQ Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 (iii) to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed with the SEC on November 3, 2010).

4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-107417 filed with the SEC on September 12, 2003).

4.2	Credit Agreement, dated as of October 12, 2007, among LKQ Corporation and LKQ Delaware LLP, as borrowers, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint bookrunners, Deutsche Bank Securities Inc, as syndication agent, Lehman Commercial Paper Inc., as administrative agent, Deutsche Bank AG New York Branch, as US dual currency RCF agent, and Deutsche Bank AG Canada Branch, as Canadian Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 18, 2007).

4.3	First Amendment to Credit Agreement dated as of October 26, 2007, among LKQ Corporation and LKQ Delaware LLP, as borrowers, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on November 1, 2007).

4.4	Second Amendment, Waiver and Consent to Credit Agreement and First Amendment to Guarantee and Collateral Agreement dated as of October 21, 2009 (effective as of October 27, 2009) among LKQ Corporation and LKQ Delaware LLP, as borrowers, certain of the subsidiaries of LKQ Corporation, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 2, 2009).

4.5	Third Amendment to Credit Agreement; And Second Amendment to Guarantee and Collateral Agreement, dated as of November 10, 2010, among LKQ Corporation and LKQ Delaware LLP, as borrowers, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on November 19, 2010).

10.1	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

10.2	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on January 19, 2011).

10.3	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.4	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.5	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.6	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 2010.

10.7	Trust Agreement for LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s report on Form 10-K for the year ended December 31, 2008).

10.8	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2011.

10.9	Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).

10.10	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.11	Form of LKQ Corporation Executive Officer 2009 Bonus Program (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on March 4, 2009).

10.12	Form of LKQ Corporation Executive Officer 2010 Bonus Program (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on March 5, 2010).

10.13	LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on May 12, 2006).

10.14	Form of LKQ Corporation Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on January 17, 2008).

10.15	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on May 21, 2009).

10.16	Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on February 2, 2011).

10.17	ISDA 2002 Master Agreement between JP Morgan Chase Bank, National Association and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on May 9, 2008).

10.18	ISDA 2002 Master Agreement between Deutsche Bank AG and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

10.19	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Joseph M. Holsten.

10.20	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Robert L. Wagman.

10.21	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and John S. Quinn.

10.22	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Walter P. Hanley.

10.23	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Victor M. Casini.

10.24	Form of LKQ Corporation Restricted Stock Unit Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries, jurisdictions and assumed names.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

LKQ CORPORATION

By:	/S/ JOSEPH M. HOLSTEN
Joseph M. Holsten Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2011.

Signature	Title
Principal Executive Officer:

/s/ ROBERT L. WAGMAN Robert L. Wagman	President and Co-Chief Executive Officer

Principal Financial Officer:

/s/ JOHN S. QUINN John S. Quinn	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ FRANK P. ERLAIN Frank P. Erlain	Vice President—Finance and Controller

A Majority of the Directors:

/s/ A. CLINTON ALLEN A. Clinton Allen	Director

/s/ VICTOR M. CASINI Victor M. Casini	Director

/s/ ROBERT M. DEVLIN Robert M. Devlin	Director

/s/ DONALD F. FLYNN Donald F. Flynn	Director

/s/ KEVIN F. FLYNN Kevin F. Flynn	Director

/s/ RONALD G. FOSTER Ronald G. Foster	Director

/s/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director

/s/ PAUL M. MEISTER Paul M. Meister	Director

/s/ JOHN F. O’BRIEN John F. O’Brien	Director

/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Director