Form 10-Q
period 2011-03-31
LKQ CORP
filed 2011-04-29
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

At April 22, 2011, the registrant had issued and outstanding an aggregate of 145,886,934 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010

Assets
Current Assets:
Cash and equivalents	$64,517	$95,689
Receivables, net	222,581	191,085
Inventory	514,894	492,688
Deferred income taxes	34,135	32,506
Prepaid income taxes	—	10,923
Prepaid expenses	15,990	13,985

Total Current Assets	852,117	836,876
Property and Equipment, net	342,181	331,312
Intangible Assets:
Goodwill	1,057,406	1,032,973
Other intangibles, net	67,872	69,302
Other Assets	35,803	29,046

Total Assets	$2,355,379	$2,299,509

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$75,377	$76,437
Accrued expenses:
Accrued payroll-related liabilities	35,723	41,376
Self-insurance reserves	16,806	16,820
Other accrued expenses	32,989	25,832
Income taxes payable	20,754	—
Deferred revenue	9,245	9,224
Current portion of long-term obligations	14,817	52,888
Liabilities of discontinued operations	2,561	2,744

Total Current Liabilities	208,272	225,321
Long-Term Obligations, Excluding Current Portion	544,451	548,066
Deferred Income Tax Liabilities	67,582	66,059
Other Noncurrent Liabilities	49,704	45,902
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 145,879,504 and 145,466,575 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,459	1,455
Additional paid-in capital	878,206	869,798
Retained earnings	596,712	538,530
Accumulated other comprehensive income	8,993	4,378

Total Stockholders’ Equity	1,485,370	1,414,161

Total Liabilities and Stockholders’ Equity	$2,355,379	$2,299,509

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$786,648	$603,516
Cost of goods sold	443,002	320,226

Gross margin	343,646	283,290
Facility and warehouse expenses	69,818	57,776
Distribution expenses	65,811	51,189
Selling, general and administrative expenses	89,761	75,087
Restructuring expenses	46	80
Depreciation and amortization	10,839	9,229

Operating income	107,371	89,929
Other expense (income):
Interest expense, net	6,409	7,276
Loss on debt extinguishment	5,345	—
Other income, net	(106)	(161)

Total other expense, net	11,648	7,115

Income from continuing operations before provision for income taxes	95,723	82,814
Provision for income taxes	37,541	30,831

Income from continuing operations	58,182	51,983
Discontinued operations:
Income from discontinued operations, net of taxes	—	224
Gain on sale of discontinued operations, net of taxes	—	1,729

Income from discontinued operations	—	1,953

Net income	$58,182	$53,936

Basic earnings per share (a)
Income from continuing operations	$0.40	$0.37
Income from discontinued operations	—	0.01

Total	$0.40	$0.38

Diluted earnings per share (a)
Income from continuing operations	$0.39	$0.36
Income from discontinued operations	—	0.01

Total	$0.39	$0.37

Weighted average common shares outstanding:
Basic	145,611	142,194
Diluted	147,920	145,124

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,182	$53,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,926	9,980
Stock-based compensation expense	3,342	2,524
Deferred income taxes	562	418
Excess tax benefit from share-based payments	(2,460)	(3,500)
Gain on sale of discontinued operations	—	(2,744)
Loss on debt extinguishment	5,345	—
Other	642	785
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:

Receivables	(19,039)	(3,306)
Inventory	2,678	(4,173)
Prepaid income taxes/income taxes payable	33,769	30,276
Accounts payable	(9,658)	5,663
Other operating assets and liabilities	(7,974)	(1,794)

Net cash provided by operating activities	77,315	88,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,093)	(10,902)
Proceeds from sales of property and equipment	91	92
Proceeds from sale of businesses, net of cash sold	—	11,992
Cash used in acquisitions, net of cash acquired	(43,517)	(3,746)

Net cash used in investing activities	(61,519)	(2,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,610	3,185
Excess tax benefit from share-based payments	2,460	3,500
Debt issuance costs	(7,741)	—
Borrowings under line of credit	341,753	—
Repayments under line of credit	(44,328)	—
Borrowings under term loans	250,000	—
Repayments under term loans	(591,089)	(7,476)
Repayments of other long-term debt	(652)	(351)

Net cash used in financing activities	(46,987)	(1,142)

Effect of exchange rate changes on cash and equivalents	19	271
Net (decrease) increase in cash and equivalents	(31,172)	84,630
Cash and equivalents, beginning of period	95,689	108,906

Cash and equivalents, end of period	$64,517	$193,536

Supplemental disclosure of cash flow information:
Purchase price payable, including notes issued in connection with business acquisitions	$5,329	$2,150
Cash paid for income taxes, net of refunds	3,313	1,314
Cash paid for interest	6,944	7,142
Property and equipment purchases not yet paid	766	159

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2010	145,467	$1,455	$869,798	$538,530	$4,378	$1,414,161
Net income	—	—	—	58,182	—	58,182
Net reduction of unrealized loss/increase in unrealized gain on fair value of interest rate swap agreements, net of tax of $1,189	—	—	—	—	2,113	2,113
Foreign currency translation	—	—	—	—	2,502	2,502

Total comprehensive income						62,797
Stock issued as director compensation	6	—	149	—	—	149
Stock-based compensation expense	—	—	3,193	—	—	3,193
Exercise of stock options	407	4	2,606	—	—	2,610
Excess tax benefit from share-based payments	—	—	2,460	—	—	2,460

BALANCE, March 31, 2011	145,880	$1,459	$878,206	$596,712	$8,993	$1,485,370

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

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011.

As described in Note 3, “Discontinued Operations,” during the fourth quarter of 2009, we agreed to sell two self service retail facilities in Dallas, Texas and we completed the sale in January 2010. These facilities qualified for treatment as discontinued operations. The financial results and assets and liabilities of these facilities are segregated from our continuing operations and presented as discontinued operations in the Unaudited Consolidated Condensed Balance Sheets and Unaudited Consolidated Condensed Statements of Income for all periods presented.

Note 2. Financial Statement Information

Revenue Recognition

The majority of our revenue is derived from the sale of aftermarket, recycled, refurbished and remanufactured automotive replacement products. Revenue is recognized when the products are shipped or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $20.1 million and $18.2 million at March 31, 2011 and December 31, 2010, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our Unaudited Consolidated Condensed Balance Sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $6.7 million and $6.9 million at March 31, 2011 and December 31, 2010, respectively.

Inventory

Inventory consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Aftermarket and refurbished products	$282,391	$274,728
Salvage and remanufactured products	225,682	209,514
Core facilities inventory	6,821	8,446

	$514,894	$492,688

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired), and other specifically identifiable intangible assets, such as trade names, trademarks, covenants not to compete and customer relationships.

The change in the carrying amount of goodwill during the three months ended March 31, 2011 is as follows (in thousands):

Balance as of January 1, 2011	$1,032,973
Business acquisitions	22,579
Exchange rate effects	1,854

Balance as of March 31, 2011	$1,057,406

The components of other intangibles are as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$75,688	$(13,000)	$62,688	$75,661	$(12,020)	$63,641
Covenants not to compete	1,705	(512)	1,193	2,688	(1,382)	1,306
Customer relationships	4,411	(420)	3,991	4,355	—	4,355

	$81,804	$(13,932)	$67,872	$82,704	$(13,402)	$69,302

Trade names and trademarks are amortized over a useful life ranging from 10 to 20 years on a straight-line basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Customer relationships are amortized over the expected period to be benefitted (5 to 10 years) on either a straight-line or accelerated basis. Amortization expense for intangibles was approximately $1.5 million and $1.1 million during the three month periods ended March 31, 2011 and 2010, respectively. Estimated annual amortization expense for each of the years ending December 31, 2011 through 2015 is approximately $4.8 million.

Depreciation Expense

Included in cost of goods sold on the Unaudited Consolidated Condensed Statements of Income is depreciation expense associated with refurbishing, remanufacturing and smelting operations.

Warranty Reserve

Some of our salvage mechanical products are sold with a standard six-month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three-year warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. The changes in the warranty reserve during the three month period ended March 31, 2011 were as follows (in thousands):

Balance as of January 1, 2011	$2,063
Warranty expense	4,833
Warranty claims	(4,641)
Business acquisitions	3,228

Balance as of March 31, 2011	$5,483

For an additional fee, we also sell extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Fair Value of Financial Instruments

Our debt is reflected on the balance sheet at cost. As discussed in Note 5, “Long-Term Obligations,” we entered into a new senior secured credit agreement on March 25, 2011, the proceeds of which were used for full payment of amounts outstanding under our previous credit facility. Due to the brief period between the execution of the new credit agreement and the end of the quarter, the fair value of our outstanding debt reasonably approximated the carrying value of $548 million. We estimated the fair value of our credit facility borrowings by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at March 31, 2011 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our credit facility.

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

Segments

We are organized into three operating segments, composed of wholesale aftermarket and recycled products, self service retail products, and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

The following table sets forth revenue by type (in thousands):

	Three Months Ended March 31,
	2011	2010
Aftermarket, other new and refurbished products	$381,116	$312,373
Recycled, remanufactured and related products and services	275,782	215,223
Other	129,750	75,920

	$786,648	$603,516

Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows from our smelting operations.

Recent Accounting Pronouncements

Effective January 1, 2011, we adopted Financial Accounting Standards Board Accounting Standards Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which clarifies the disclosure requirements for pro forma financial information related to a material business combination or a series of immaterial business combinations that are material in the aggregate. The guidance clarified that the pro forma disclosures are prepared assuming the business combination occurred at the start of the prior annual reporting period. Additionally, a narrative description of the nature and amount of material, non-recurring pro forma adjustments would be required. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

Note 3. Discontinued Operations

In the fourth quarter of 2009, we sold to Schnitzer Steel Industries, Inc. (“SSI”) certain self service retail facilities and certain business assets related to additional self service facilities that were subsequently closed or converted to wholesale recycling operations. Related to this transaction, we agreed to sell to SSI two self service retail facilities in Dallas, Texas. These facilities were sold on January 15, 2010 for $12.0 million, resulting in a gain on the sale of approximately $1.7 million, net of tax, in our first quarter 2010 results. Goodwill totaling $6.7 million was included in the cost basis of net assets disposed when determining the gain on sale.

The self service facilities that we sold or closed are reported as discontinued operations for all periods presented. As of March 31, 2011 and December 31, 2010, we had accrued liabilities applicable to discontinued operations of $2.6 million and $2.7 million, respectively, included in the Unaudited Consolidated Condensed Balance Sheets.

Results of operations for the discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue	$—	$686
Income before income tax provision	—	355
Income tax provision	—	131

Income from discontinued operations, net of taxes, before gain on sale of discontinued operations	—	224
Gain on sale of discontinued operations, net of taxes of $1,015	—	1,729

Income from discontinued operations, net of taxes	$—	$1,953

As of March 31, 2011, approximately $2.2 million of accrued restructuring expenses remained in liabilities of discontinued operations on our Unaudited Consolidated Condensed Balance Sheet for the excess lease payments (net of estimated sublease income) and facility closure costs related to two of the closed self service facilities. The excess facility costs are expected to be paid over the remaining term of the leases through 2018.

Note 4. Equity Incentive Plans

We have two stock-based compensation plans, the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”). Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted. On January 13, 2011, the Compensation Committee amended the Equity Incentive Plan to allow the grant of Restricted Stock Units (“RSUs”). Under the Director Plan, shares of LKQ common stock may be issued to directors in lieu of cash compensation. We expect to issue new shares of common stock to cover future equity grants under these plans.

We have granted stock options, restricted stock and RSUs under the Equity Incentive Plan. Stock options expire 10 years from the date they are granted. Most of the options granted under the Equity Incentive Plan vest over a period of five years. Restricted stock and RSU awards granted to date vest over a period of five years, subject to a continued service condition. Until the shares of restricted stock vest, they may not be sold, pledged or otherwise transferred and are subject to forfeiture. Each RSU converts into one share of LKQ common stock on the applicable vesting date.

A summary of transactions in our stock-based compensation plans for the three months ended March 31, 2011 is as follows:

	Shares Available For Grant	Stock Options		Restricted Stock		RSUs
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	2,140,090	8,073,965	$12.27	154,000	$19.00	—	$—
Granted	(798,834)	—	—	—	—	798,834	23.53
Shares issued for director compensation	(6,243)	—	—	—	—	—	—
Exercised	—	(406,686)	6.42	—	—	—	—
Restricted stock or RSUs vested	—	—	—	(38,000)	19.14	—	—
Cancelled	50,475	(50,475)	16.66	—	—	—	—

Balance, March 31, 2011	1,385,488	7,616,804	$12.55	116,000	$18.95	798,834	$23.53

During the quarter ended March 31, 2011, our Board of Directors granted 798,834 RSUs to employees. The fair value of RSUs is based on the market price of LKQ stock on the date of issuance. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSU grants during the three month period ended March 31, 2011, forfeiture rates of 5% and 0% have been used for grants to employees and executive officers, respectively.

The total grant-date fair value of options that vested during the three months ended March 31, 2011 was approximately $4.6 million. There were 406,686 stock options exercised during the three months ended March 31, 2011 with an intrinsic value of $7.4 million. The fair value of restricted shares that vested during the three months ended March 31, 2011 was approximately $0.9 million.

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options	$2,090	$2,226
Restricted stock	225	225
RSUs	878	—
Stock issued to non-employee directors	149	73

Total stock-based compensation expense	$3,342	$2,524

The following table sets forth the total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of goods sold	$89	$70
Facility and warehouse expenses	611	527
Selling, general and administrative expenses	2,642	1,927

	3,342	2,524
Income tax benefit	(1,303)	(992)

Total stock-based compensation expense, net of tax	$2,039	$1,532

We have not capitalized any stock-based compensation costs during either of the three month periods ended March 31, 2011 or 2010.

At March 31, 2011, a total of 7,557,912 options with a weighted average exercise price of $12.50 and a weighted average remaining contractual life of 6.2 years were expected to vest. As of March 31, 2011, 116,000 shares of restricted stock with a weighted average remaining contractual life of 2.4 years were expected to vest. As of March 31, 2011, 773,059 RSUs with a weighted average remaining contractual life of 4.8 years were expected to vest. Unrecognized compensation expense related to stock options, restricted stock and RSUs at March 31, 2011 is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	RSUs	Total
Remainder of 2011	$6,166	$688	$2,614	$9,468
2012	6,930	913	3,638	11,481
2013	4,743	208	3,638	8,589
2014	3,117	139	3,638	6,894
2015	78	—	3,638	3,716
2016	—	—	147	147

Total unrecognized compensation expense	$21,034	$1,948	$17,313	$40,295

The following table summarizes information about outstanding and exercisable stock options at March 31, 2011:

Range of Exercise Prices	Outstanding			Exercisable
	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75 - $5.00	1,735,908	2.8	$3.67	1,735,908	2.8	$3.67
$5.01 - $10.00	660,385	4.7	9.34	658,985	4.7	9.34
$10.01 - $15.00	2,320,968	7.1	11.33	1,241,928	6.7	11.05
$15.01 - $20.00	2,872,043	7.9	19.56	1,042,873	7.4	19.35
$20.01 +	27,500	7.1	21.52	13,900	7.1	21.52

	7,616,804	6.2	$12.55	4,693,594	5.1	$9.95

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at March 31, 2011 was $88.0 million, $87.7 million and $66.4 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $24.10 on March 31, 2011. This amount changes based upon the fair market value of our common stock.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Senior secured debt:
Term loans payable	$250,000	$590,099
Revolving credit facility	297,485	—
Notes payable to individuals through August 2019, interest at 2.0% to 8.0%	11,783	10,855

	559,268	600,954
Less current maturities	(14,817)	(52,888)

	$544,451	$548,066

We obtained a senior secured debt financing facility from Lehman Brothers Inc. and Deutsche Bank Securities, Inc. on October 12, 2007, which was amended on October 26, 2007, October 27, 2009 and November 19, 2010 (as amended, the “2007 Credit Agreement”). The 2007 Credit Agreement was scheduled to mature on October 12, 2013 and included a $610 million term loan, a $40 million Canadian currency term loan, an $85 million U.S. dollar revolving credit facility, and a $15 million dual currency revolving facility for drawings of either U.S. dollars or Canadian dollars. The 2007 Credit Agreement also provided for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, and (ii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, subject to certain requirements.

On March 25, 2011, we entered into a credit agreement (the “2011 Credit Agreement”) with the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America N.A., as syndication agent, RBS Citizens, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Citizens, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, to borrow up to $1 billion, consisting of (1) a five-year $750 million revolving credit facility (the “Revolving Credit Facility”), and (2) a five-year $250 million term loan facility (the “Term Loan Facility”). Under the Revolving Credit Facility, we may borrow up to the U.S. dollar equivalent of $300 million in Canadian Dollars, Pounds Sterling, euros, and other agreed-upon currencies. The 2011 Credit Agreement also provides for (a) the issuance of up to $75 million of letters of credit under the Revolving Credit Facility in agreed-upon currencies, (b) the issuance of up to $25 million of swing line loans under the Revolving Credit Facility, and (c) the opportunity to increase the amount of the Revolving Credit Facility or obtain incremental term loans up to $400 million. Outstanding letters of credit and swing line loans will be taken into account when determining availability under the Revolving Credit Facility. We used the initial proceeds from the 2011 Credit Agreement to pay off outstanding amounts of $591.1 million under the 2007 Credit Agreement.

The obligations under the 2011 Credit Agreement are unconditionally guaranteed by our direct and indirect domestic subsidiaries and certain foreign subsidiaries. Obligations under the 2011 Credit Agreement, including the related guarantees, are collateralized by a security interest and lien on a majority of the existing and future personal property of, and a security interest in 100% of our equity interest in, each of our existing and future direct and indirect domestic and foreign subsidiaries, provided that if a pledge of 100% of a foreign subsidiary’s voting equity interests gives rise to an adverse tax consequence, such pledge shall be limited to 65% of the voting equity interest of the first tier foreign subsidiary. In the event that we obtain and maintain certain ratings from S&P (BBB- or better, with stable or better outlook) or Moody’s (Baa3 or better, with stable or better outlook), and upon our request, the security interests in and liens on the collateral described above shall be released. In April 2011, Moody’s confirmed our credit rating at Ba2 with a stable outlook. In April 2010, S&P assigned a corporate credit rating of BB with a stable outlook.

Amounts under the Revolving Credit Facility will be due and payable upon maturity of the 2011 Credit Agreement in March 2016. Amounts under the Term Loan Facility will be due and payable in quarterly installments, with the annual payments equal to 5% of the original principal amount in the first and second years, 10% of the original principal amount in the third and fourth years, and 15% of the original principal amount in the fifth year. The remaining balance under the Term Loan Facility will be due and payable on the maturity date of the 2011 Credit Agreement. We are required to prepay the Term Loan Facility by amounts equal to proceeds from the sale or disposition of certain assets, if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the 2011 Credit Agreement.

The 2011 Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to, among other things (i) incur indebtedness, (ii) incur liens, (iii) enter into any merger, consolidation, amalgamation, or otherwise liquidate or dissolve the Company, (iv) dispose of certain property, (v) make dividend payments, repurchase our stock, or enter into derivative contracts indexed to the value of our common stock, (vi) make certain investments, including the acquisition of assets constituting a business or the stock of a business designated as a non-guarantor, (vii) make optional prepayments of subordinated debt, (viii) enter into sale-leaseback transactions, (ix) issue preferred stock, redeemable stock, convertible stock or other similar equity instruments, and (x) enter into hedge agreements for speculative purposes or otherwise not in the ordinary course of business. The 2011 Credit Agreement also contains financial and affirmative covenants under which we: (i) may not exceed a maximum net leverage ratio of 3.00 to 1.00, except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio increases to 3.50 to 1.00 for the subsequent four fiscal quarters and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the 2011 Credit Agreement and the 2007 Credit Agreement as of March 31, 2011 and December 31, 2010, respectively.

The 2011 Credit Agreement contains events of default that include (i) our failure to pay principal when due or interest, fees, or other amounts after grace periods, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) cross defaults to certain other indebtedness, (v) bankruptcy, (vi) certain ERISA events; (vii) material judgments; (viii) change of control, and (ix) failure of subordinated indebtedness to be validly and sufficiently subordinated.

Concurrently with the payment of amounts outstanding under the 2007 Credit Agreement, we incurred a loss on debt extinguishment related to the write-off of the unamortized balance of capitalized debt issuance costs of $5.3 million, which is included in Other Expense on our Unaudited Consolidated Condensed Statement of Income for the three months ended March 31, 2011. The amount of the write-off excludes debt issuance cost amortization, which is recorded as a component of interest expense. Fees incurred related to the execution of the 2011 Credit Agreement, totaling $7.7 million, were capitalized within Other Assets on our Unaudited Consolidated Condensed Balance Sheet and will be amortized over the term of the agreement.

Borrowings under the 2011 Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our total leverage ratio. Interest payments are due quarterly in arrears for the term loan and on the last day of the selected interest period on revolver borrowings. Including the effect of the interest rate swap agreements described in Note 6, “Derivative Instruments and Hedging Activities,” the weighted average interest rate on borrowings outstanding against the 2011 Credit Agreement at March 31, 2011 was 3.58%. We will pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility. The commitment fee is subject to change in increments of 0.05% depending on our total leverage ratio. We will also pay a participation commission on outstanding letters of credit at an applicable rate based on our total leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the 2011 Credit Agreement at March 31, 2011 totaled $547.5 million, of which $12.5 million was classified as current maturities. As of March 31, 2011, there were $25.7 million of outstanding letters of credit. The amounts available under the Revolving Credit Facility are reduced by the amounts outstanding under letters of credit, and thus availability on the Revolving Credit Facility at March 31, 2011 was $426.8 million.

Borrowings under the 2007 Credit Agreement accrued interest at variable rates, which depended on the currency and the duration of the borrowing elected, plus an applicable margin. Including the effect of the interest rate swap agreements, the weighted average interest rate on borrowings outstanding against 2007 Credit Agreement at December 31, 2010 was 3.97%. We also paid commitment fees on the unused portion of our revolving credit facilities, which ranged from 0.38% to 0.50% based on the currency of the borrowing elected. Borrowings under the 2007 Credit Agreement at December 31, 2010 totaled $590.1 million, of which $50.0 million was classified as current maturities.

Note 6. Derivative Instruments and Hedging Activities

We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our senior secured debt, but we do not attempt to hedge our foreign currency and commodity price risks. We do not hold or issue derivatives for trading purposes.

At March 31, 2011, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Other Comprehensive Income and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes the terms of our interest rate swap agreements as of March 31, 2011:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$200,000,000	April 14, 2008	April 14, 2011	4.49%
$250,000,000	October 14, 2010	October 14, 2015	3.31%
$100,000,000	April 14, 2011	October 14, 2013	2.86%

*	Includes applicable margin of 1.75% per annum on LIBOR-based debt currently in effect under the 2011 Credit Agreement

On March 25, 2011, Deutsche Bank AG, the counterparty on the Company’s $100 million notional amount interest rate swap, assigned its obligation under the swap contract to Bank of America N.A because Deutsche Bank AG is not a secured lender under the 2011 Credit Agreement. We believe Bank of America N.A. is creditworthy to perform its obligation as the counterparty to the swap.

As of March 31, 2011 and December 31, 2010, the fair market value of the $200 million notional amount swap was a liability of $0.2 million and $1.4 million, respectively, included in Other Accrued Expenses on our Unaudited Consolidated Condensed Balance Sheets. The fair market value of the other swap contracts at March 31, 2011 and December 31, 2010 was an asset of $6.9 million and $4.8 million, respectively, included in Other Assets on our Unaudited Consolidated Condensed Balance Sheets.

The activity related to our interest rate swap agreements is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Gain (loss) in Accumulated Other Comprehensive Income	$5,573	$(1,236)
Loss reclassified to interest expense	(2,046)	(3,027)
Hedge ineffectiveness	(225)	—

In connection with the execution of our 2011 Credit Agreement on March 25, 2011 as discussed in Note 5, “Long-Term Obligations,” we temporarily experienced differences in critical terms between the interest rate swaps and the underlying debt. As a result, we incurred $0.2 million of hedge ineffectiveness for the period. Beginning on April 14, 2011, we will hold, and expect to continue to hold through the maturity of the interest rate swap agreements, at least $350 million of LIBOR-based debt, such that future ineffectiveness will be immaterial and the swaps will continue to be highly effective in hedging our variable rate debt.

As of March 31, 2011, we estimate that $2.4 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into interest expense within the next 12 months.

Note 7. Fair Value Measurements

We use the market and income approaches to value our financial assets and liabilities, and there were no changes in valuation techniques during the quarter ended March 31, 2011. The tables below present information about our assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Balance as of March 31, 2011	Fair Value Measurements as of March 31, 2011
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$12,680	$—	$12,680	$—
Interest rate swaps	6,894	—	6,894	—

Total Assets	$19,574	$—	$19,574	$—

Liabilities:
Deferred compensation liabilities	$13,094	$—	$13,094	$—
Interest rate swaps	193	—	193	—

Total Liabilities	$13,287	$—	$13,287	$—

	Balance as of December 31, 2010	Fair Value Measurements as of December 31, 2010
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$10,517	$—	$10,517	$—
Interest rate swaps	4,815	—	4,815	—

Total Assets	$15,332	$—	$15,332	$—

Liabilities:
Deferred compensation liabilities	$11,245	$—	$11,245	$—
Interest rate swaps	1,416	—	1,416	—

Total Liabilities	$12,661	$—	$12,661	$—

The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Unaudited Consolidated Condensed Balance Sheets.

Note 8. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at March 31, 2011 are as follows (in thousands):

Nine months ending December 31, 2011	$49,717
Years ending December 31:
2012	59,127
2013	52,245
2014	41,584
2015	33,178
2016	25,136
Thereafter	73,444

Future Minimum Lease Payments	$334,431

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

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Income from continuing operations	$58,182	$51,983

Denominator for basic earnings per share—Weighted-average shares outstanding	145,611	142,194
Effect of dilutive securities:
Stock options	2,169	2,915
Restricted stock	24	15
RSUs	116	—

Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	147,920	145,124

Basic earnings per share from continuing operations	$0.40	$0.37

Diluted earnings per share from continuing operations	$0.39	$0.36

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Antidilutive securities:
Stock options	1,608	3,080

Note 10. Business Combinations

During the three months ended March 31, 2011, we acquired four businesses: an engine remanufacturer, an automotive heating and cooling component distributor, a wholesale recycled products business and a recycled heavy-duty truck business. The engine remanufacturer, heating and cooling component distributor and wholesale recycled products business are included in our wholesale operating segment. These acquisitions will enable us to expand our market presence and enter new markets. Additionally, with our purchase of the engine remanufacturer, we expanded our presence in the remanufacturing industry that we entered in 2010, while our acquisition of the heating and cooling component distributor supplements our expansion into the heating and cooling aftermarket products market.

Total consideration for the acquisitions during the quarter ended March 31, 2011 was $48.8 million, composed of $43.5 million of cash (net of cash acquired), $1.5 million of notes payable and $3.8 million of other purchase price obligations (non-interest bearing). We recorded goodwill of $22.6 million for these acquisitions, of which approximately $6.1 million is expected to be deductible for income tax purposes. In the period between the acquisition dates and March 31, 2011, these businesses generated approximately $22.0 million of revenue and $1.2 million of operating income.

During the year ended December 31, 2010, we made 20 acquisitions (16 in the wholesale products business, one in the recycled heavy-duty truck products business, two self service retail operations and one tire recycling business). Our acquisitions included the purchase of an engine remanufacturer, included in the wholesale operating segment, which allowed us to further vertically integrate our supply chain. We expanded our product offerings through the acquisition of an automotive heating and cooling component business, included in the wholesale operating segment, as well as a tire recycling business, which supports all of our operating segments. Our 2010 acquisitions have also enabled us to expand our geographic presence, most notably in Canada through our acquisition of Cross Canada, an aftermarket product supplier.

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

The acquisitions are being accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the quarter ended March 31, 2011 and the last three quarters of 2010 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories acquired; 2) valuation amounts for certain intangible assets acquired; 3) the fair value of liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired.

The purchase price allocations for the acquisitions completed during the quarter ended March 31, 2011 and the year ended December 31, 2010 are as follows (in thousands):

	March 31, 2011 (Preliminary)	December 31, 2010 (Preliminary)
Receivables	$12,590	$27,774
Receivable reserves	(630)	(2,186)
Inventory	23,178	38,121
Prepaid expenses	99	1,480
Property and equipment	3,458	18,517
Goodwill	22,579	91,757
Other intangibles	—	6,163
Other assets	340	1,529
Deferred income taxes	1,881	2,922
Current liabilities assumed	(14,649)	(15,665)
Other purchase price obligations	(3,804)	(6,359)
Notes issued	(1,525)	(5,530)
Stock issued	—	(14,945)

Cash used in acquisitions, net of cash acquired	$43,517	$143,578

The primary reason for our acquisitions made during the quarter ended March 31, 2011 and the year ended December 31, 2010 was to increase our stockholder value by leveraging our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. All or substantially all of the employees of these businesses became our employees following acquisition. These factors contributed to purchase prices that included, in many cases, a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during 2011 and 2010 as though the businesses had been acquired as of January 1, 2010, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Revenue as reported	$786,648	$603,516
Revenue of purchased businesses for the period prior to acquisition	479	96,281

Pro forma revenue	$787,127	$699,797

Income from continuing operations, as reported	$58,182	$51,983
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments	484	2,950

Pro forma income from continuing operations	$58,666	$54,933

Basic earnings per share from continuing operations, as reported	$0.40	$0.37
Effect of purchased businesses for the period prior to acquisition	0.00	0.02

Pro forma basic earnings per share from continuing operations (a)	$0.40	$0.39

Diluted earnings per share from continuing operations, as reported	$0.39	$0.36
Effect of purchased businesses for the period prior to acquisition	0.00	0.02

Pro forma diluted earnings per share from continuing operations (a)	$0.40	$0.38

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 11. Restructuring and Integration Costs

Cross Canada Integration

We have undertaken certain restructuring activities in connection with our acquisition of Cross Canada in the fourth quarter of 2010. The restructuring plan includes the integration of our existing Canadian aftermarket operations into the Cross Canada business, as well as the transition of certain corporate functions to our corporate headquarters and our field support center in Nashville. Based on our analysis of the overlapping facilities, we identified aftermarket warehouses and corporate locations that will be closed in order to eliminate duplicate facilities. Related to the facilities that will be closed, we will terminate certain personnel including drivers, other facility personnel and corporate employees. We are finalizing the integration plan, and we expect that these activities will be completed in 2011. We expect to incur approximately $1.6 million of charges beginning in the second quarter of 2011, including costs related to severance and benefits for terminated employees as well as related facility closure costs. We will record restructuring expense related to lease termination or excess facility costs if we are unable to recover the rent from a sublease tenant after we vacate the facilities. These restructuring expenses will be expensed as incurred, or in the case of excess facility costs, at the cease-use date for the facility.

Note 12. Income Taxes

At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our interim earnings. We also record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effects of changes in tax laws or rates, in the interim period in which they occur.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state and foreign jurisdictions, permanent and temporary differences between book and taxable income, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

Our effective income tax rate for the three months ended March 31, 2011 was 39.2% compared with 37.2% for the comparable prior year period. The effective income tax rate for the three months ended March 31, 2011 included a discrete charge of $0.2 million primarily attributable to the revaluation of deferred taxes in connection with state tax rate changes, while the effective income tax rate for the comparable prior year period included a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization.

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

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the Forward-Looking Statements presented below and the risk factors enumerated in Item 1A in our 2010 Annual Report on Form 10-K filed with the SEC on February 25, 2011. Due to these factors, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

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

During the quarter ended March 31, 2011, we acquired four businesses: an engine remanufacturer, an automotive heating and cooling component distributor, a wholesale recycled products business and a recycled heavy-duty truck business. These acquisitions will enable us to expand our market presence and enter new markets. Additionally, with our purchase of the engine remanufacturer, we expanded our presence in the remanufacturing industry that we entered in 2010, while our acquisition of the heating and cooling component distributor supplements our expansion into the heating and cooling aftermarket products market.

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

Divestitures

In January 2010, we sold to Schnitzer Steel Industries, Inc. (“SSI”) two self service retail facilities in Dallas, Texas. These facilities qualified for treatment as discontinued operations. The financial results and assets and liabilities of these facilities are segregated from our continuing operations and presented as discontinued operations in the Unaudited Consolidated Condensed Balance Sheets and Unaudited Consolidated Condensed Statements of Income for all periods presented. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates only to financial results from continuing operations.

Sources of Revenue

We report our revenue in three categories: (i) aftermarket, other new and refurbished products, (ii) recycled, remanufactured and related products and services, and (iii) other.

Our revenue from the sale of vehicle replacement products and related services includes sales of (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the three months ended March 31, 2011, sales of vehicle replacement products and services represented approximately 84% of our consolidated sales. Over half of our vehicle replacement products and related services revenue is derived from the sales of aftermarket, other new and refurbished products. Prior to 2008, recycled products, which includes our wholesale recycled, self service and heavy-duty truck products operations, was our largest sales category. In the first quarter of 2011, recycled and remanufactured product sales comprised approximately 42% of our vehicle replacement products and related services sales. With our acquisition of engine remanufacturers in the fourth quarter of 2010 and the first quarter of 2011, we have begun to vertically integrate our recycled and remanufactured products supply chain by bringing the engine remanufacturing process in house.

We sell the majority of our vehicle replacement products to collision and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumpers, hoods, fenders, grilles, valances, wheels, head lamps, and tail lamps. For an additional fee, we sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, two years or a non-transferable lifetime warranty. We defer the revenue from such contracts and recognize it ratably over the term of the contracts or three years in the case of lifetime warranties. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns, and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters, and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of products for our customers when we perform these services for insurance carriers.

There is no standard price for our products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired, and competitor pricing.

For the three months ended March 31, 2011, revenue from other sources represented approximately 16% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers, and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Revenue from scrap sales will vary from period to period based on fluctuations in commodity prices, the speed with which they fluctuate, and the volume of vehicles we sell for scrap.

When we obtain mechanical products from dismantled vehicles and determine they are damaged, or when we have a surplus of a certain mechanical product type, we sell them in bulk to mechanical remanufacturers. The majority of these products are sorted by product type and model type. Examples of such products are engine blocks and heads, transmissions, starters, alternators, and air conditioner compressors. With our entry into the engine remanufacturing industry beginning in the fourth quarter of 2010, a portion of the engine cores we previously would have sold to mechanical remanufacturers are retained and remanufactured internally.

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

Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2009, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 8% of our cost of goods sold for vehicles we dismantle. We are facing increasing competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers, and others. Combined with overall higher demand for used vehicles resulting from the economic decline beginning in late 2008, we have been paying and may continue to pay higher prices for salvage vehicles. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores, freight, and costs to remanufacture the products, including direct and indirect labor, rent, depreciation and other overhead related to remanufacturing operations.

In the event we do not have a recycled product or suitable aftermarket product in our inventory to fill a customer order, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2009, the revenue from brokered products that we sell to our customers has ranged from 2% to 5% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is less than what we achieve from sales of our own inventory because we must pay higher prices for these products.

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

Expenses

Our facility and warehouse expenses primarily include our costs to operate our distribution, self service, and warehouse facilities. These costs include facility rent, labor for plant management and facility and warehouse personnel and related incentive compensation and employee benefits, utilities, repairs and maintenance costs related to our facilities and equipment, other occupancy costs such as real estate and personal property taxes, and property and liability insurance. The costs included in facility and warehouse expenses do not relate to inventory processing or conversion activities and, as such, are classified below the gross margin line on our Unaudited Consolidated Condensed Statements of Income.

Our distribution expenses primarily include our costs to deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, fuel, local delivery and transfer truck leases or rentals and subcontractor costs, vehicle repairs and maintenance, supplies and insurance.

Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel, advertising, promotion, and marketing costs, telephone and other communication expenses, credit card fees and bad debt expense. Since 2009, personnel costs have accounted for approximately 80% of our selling and marketing expenses. Most of our product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, inventory valuation, business combinations, goodwill impairment, self-insurance programs, contingencies, accounting for income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.

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

Inventory Accounting

Aftermarket and Refurbished Product Inventory. Aftermarket and refurbished product inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and buying, where applicable, and overhead. For items purchased from foreign sources, import fees and duties and transportation insurance are also included. Our refurbished product inventory cost is based on the average price we pay for wheel, bumper and lamp cores, and includes expenses incurred for freight, purchasing, costs to refurbish and overhead.

Salvage and Remanufactured Inventory. Salvage inventory is recorded at the lower of cost or market. Our salvage inventory cost is established based upon the price we pay for a vehicle, and includes buying; dismantling; and, where applicable, auction, storage, and towing fees. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under direct procurement arrangements. Remanufactured inventory cost is based upon the price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead.

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

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During the first quarter of 2011, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not update our annual test performed in the fourth quarter of 2010.

We are organized into three operating segments, composed of our wholesale aftermarket and recycled products, self service retail products, and recycled heavy-duty truck products. We have also concluded that these three operating segments are reporting units for purposes of goodwill impairment testing in 2010.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of March 31, 2011, we had $1.1 billion in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2010. A 10% decrease in the fair value estimates of the reporting units in the annual impairment test would not have changed this determination.

While the fair value of our heavy-duty truck products reporting unit exceeded its book value by more than 10%, this reporting unit has a higher degree of uncertainty in the projections than our other units because we entered the heavy-duty truck products business relatively recently (in 2008). We typically generate lower profit margins in the early years after we enter a new line of business as we build our network and integrate the administrative functions of the acquired businesses. Our projections included in the valuation reflect our expectations of growth in revenue and profitability as a result of our continued development of our heavy-duty truck network, the implementation of internal growth strategies, and the anticipated recovery from the economic downturn, which impacted truck sales through 2010. If our expectations are not realized, we could be subject to an impairment of some portion of the reporting unit’s goodwill. Results for the three month period ended March 31, 2011, which exceeded our projections, reinforced our expectations of revenue and profitability growth in this reporting unit, which we will continue to monitor throughout the year. As of March 31, 2011, the reporting unit had a total of $57.3 million in goodwill.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $2.6 million at both March 31, 2011 and December 31, 2010 against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our net deferred tax assets in the future, an adjustment of $2.6 million to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

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

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards. We have been in existence since February 1998 and have been a public company since October 2003. We have elected to use the Black-Scholes valuation model. We use the simplified method in developing an estimate of expected life of stock options because we lack sufficient data to calculate an expected life based on historical experience. Our first annual option grant with a full five year vesting period since we became a public company was on January 13, 2006, and these awards became fully vested in January 2011. Additionally, our options have a ten year life while our existence as a public company has been only seven years. Therefore, we will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life. We estimate volatility, which is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option, based on the historical volatility of our stock. Our forfeiture assumption is based on voluntary and involuntary termination behavior as well as historical forfeiture rates. We estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. We did not grant any options during the quarter ended March 31, 2011.

Recently Issued Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the new accounting standard we adopted on January 1, 2011.

Segment Reporting

Approximately 94% of our operations are conducted in the U.S. We have recycled and aftermarket product operations in Canada, which were expanded in 2010 through the acquisition of Cross Canada, an aftermarket product supplier. We also have operations in Guatemala and Costa Rica. Our locations in Mexico include an engine remanufacturer, a bumper refurbishing operation and a heavy-duty truck location.

We are organized into three operating segments, composed of wholesale aftermarket and recycled products, self service retail products and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
Statement of Operations Data:	2011	2010
Revenue	100.0%	100.0%
Cost of goods sold	56.3%	53.1%
Gross margin	43.7%	46.9%
Facility and warehouse expenses	8.9%	9.6%
Distribution expenses	8.4%	8.5%
Selling, general and administrative expenses	11.4%	12.4%
Restructuring expenses	0.0%	0.0%
Depreciation and amortization	1.4%	1.5%
Operating income	13.6%	14.9%
Other expense, net	1.5%	1.2%
Income from continuing operations before provision for income taxes	12.2%	13.7%
Income from continuing operations	7.4%	8.6%
Income from discontinued operations	0.0%	0.3%
Net income	7.4%	8.9%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. Our revenue increased 30.3% to $786.6 million for the three month period ended March 31, 2011 from $603.5 million for the comparable period of 2010. The increase in revenue was primarily due to business acquisitions, the higher volume of products we sold, and higher revenue from scrap metal and other metal sales. Our total organic revenue growth rate was 13.6%, composed of 10.3% organic growth in parts and services revenue and 36.7% organic growth in other revenue. Organic growth in parts and services revenue reflects the increase in revenue from aftermarket product sales, which resulted from higher inventory purchases that contributed to a greater volume of parts available for sale and higher fill rates. The aftermarket revenue increase was driven primarily by growth in sales volumes. Salvage revenue increased over relatively lower levels during the first quarter of 2010. The prior year first quarter was impacted by the cash for clunkers program, under which we purchased lower cost, older vehicles that did not have the same parts revenue potential as our more recent inventory purchases. In the second half of 2011, we expect our organic revenue growth rate for parts and services to be lower than the rate generated in the first quarter, as the comparative prior period revenue levels reflect a lesser impact from the cash for clunkers program. For the full year, we continue to project organic revenue growth for parts and services in the 6% to 8% range. The growth in other revenue, which includes sales of scrap metals and other metal, is due to a combination of higher metals prices and higher volume of scrap sold. We also had a 0.2% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased to 56.3% of revenue in the three month period ended March 31, 2011 from 53.1% of revenue in the comparable period of 2010. Vehicle acquisition costs for both our wholesale and self service businesses, which increased cost of goods sold by 1.4% of revenue, were impacted by higher overall demand for salvage vehicles at auction combined with higher scrap prices. Additionally, salvage vehicle costs as a percentage of revenue were positively impacted in the prior year first quarter due to revenue generated from lower-cost cash for clunkers vehicles purchased in the second half of 2009. Competitive pricing pressures in our aftermarket product lines offset the impact of vendor competition and purchasing mix, resulting in a net increase to cost of goods sold of 0.6% of revenue. Our sales mix during the first quarter of 2011 also included higher revenue from scrap aluminum resulting from a smelter acquisition made in the third quarter of 2010, which increased cost of goods sold by 0.7% of revenue. The scrap aluminum sales, which are a by-product of our vehicle replacement product operations, generate lower margins than our sales of vehicle products.

Gross Margin. As a percentage of revenue, gross margin decreased to 43.7% from 46.9%. The decrease in our gross margin percentage is due primarily to the factors noted in Revenue and Cost of Goods Sold above.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three month period ended March 31, 2011 decreased to 8.9% of revenue compared to 9.6% for the comparable period of 2010. The decrease as a percentage of revenue is primarily due to leveraging the fixed component of facility and warehouse costs over a larger revenue base. Personnel-related costs, including compensation and benefits, fell to 4.8% of revenue from 5.2% in the three month period ended March 31, 2010. Rent, taxes and utilities for the three month period ended March 31, 2011 were 2.3% of revenue compared to 2.4% of revenue for the comparable prior year period. The decrease in facility and warehouse expenses as a percentage of revenue noted above was partially a result of higher other revenue that did not require additional personnel or facility and warehouse capacity.

Distribution Expenses. Distribution expenses as a percentage of revenue for the first quarter of 2011 declined by 0.1% compared to the first quarter of 2010 as benefits from improved utilization of our distribution employees were mostly offset by higher fuel and freight costs. Distribution expenses as a percentage of revenue declined by 0.5% because of our ability to leverage our distribution network in a period of growing revenue and higher other revenue that did not require additional distribution expenditures. This decrease was partially offset by rising fuel prices, which increased fuel expense from 1.2% of revenue in the first quarter of 2010 to 1.4% of revenue for the first quarter of 2011. Higher fuel prices also impacted third party freight expense, which increased to 1.4% during the three month period ended March 31, 2011 from 1.2% for the comparable prior year period.

Selling, General, and Administrative Expenses. As a percentage of revenue, our selling, general, and administrative expenses decreased to 11.4% for the three month period ended March 31, 2010 from 12.4% for the comparable prior year period. As a percentage of revenue, personnel-related costs, including compensation and benefits, fell to 8.3% of revenue for the first quarter of 2011 from 9.1% for the first quarter of 2010. Selling costs as a percentage of revenue decreased primarily due to higher other revenue that did not require incremental selling effort, while general and administrative expenses as a percentage of revenue decreased due to improved utilization of general and administrative costs in a period of increasing revenue.

Restructuring Expenses. We incurred restructuring expenses of $0.1 million for each of the three month periods ended March 31, 2011 and 2010, as a result of the integration of our acquisitions into our existing business. See Note 11, “Restructuring and Integration Costs” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense (including that reported in cost of goods sold above) for each of the three month periods ended March 31, 2011 and 2010 was 1.5% of revenue. Our increased levels of property and equipment, primarily driven by business acquisitions in 2010 and 2011, were offset by continued leveraging of those facilities to support operations.

Operating Income. As a percentage of revenue, operating income decreased to 13.6% in the three month period ended March 31, 2011 from 14.9% during the same period in the prior year. The decrease in operating income as a percentage of revenue was primarily due to a decline in gross margin, partially offset by improved leveraging of our operating expenses.

Other Expense, Net. Total other expense, net increased to $11.6 million during the three month period ended March 31, 2011 from $7.1 million for the comparable prior year period. The increase in other expense, net is due to a $5.3 million loss on debt extinguishment resulting from the write-off of debt issuance costs. On March 25, 2011, we executed a new senior secured credit agreement, and as a result, the unamortized balance of debt issuance costs related to the previous credit agreement was written off during the first quarter of 2011. This increase in expense was partially offset by a decrease in interest expense, driven by a reduction in the average effective interest rate on our bank borrowings to 4.6% for the three months ended March 31, 2011 from 5.1% during the comparable prior year period.

Provision for Income Taxes. Our effective income tax rate for the three month period ended March 31, 2011 was 39.2%, an increase from the prior year first quarter effective rate of 37.2%. The effective tax rate for the first quarter of 2011 reflects a discrete charge of $0.2 million for the revaluation of deferred taxes for changes in state tax rates, whereas the effective tax rate for the prior year period reflects a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization.

Income from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes, was $2.0 million, or 0.3% of revenue, for the three month period ended March 31, 2010, which was primarily the result of a gain of $2.7 million ($1.7 million net of tax) from the sale of two self service retail facilities to SSI on January 15, 2010. Our 2011 results do not include any impact from these discontinued operations as the facilities were closed or sold in the first quarter of 2010.

2011 Outlook

We estimate that full year 2011 income from continuing operations and diluted earnings per share from continuing operations, excluding the impact of any restructuring expenses, will be in the range of $197 million to $211 million and $1.33 to $1.42, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. On March 25, 2011, we entered into a senior secured credit agreement with a syndicate of banks led by JP Morgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A. and Wells Fargo Bank, N.A., which replaced our 2007 credit facility. Under the new credit agreement, we may borrow up to $1 billion, consisting of a five-year $750 million revolving credit facility and a five-year $250 million term loan facility. Our initial use of proceeds included payment in full of amounts outstanding under our previous credit agreement. As of March 31, 2011, the outstanding obligations under the facilities were $547.5 million, composed of $250.0 million of term loans and $297.5 million of revolver borrowings, compared to $590.1 million of term loans outstanding at December 31, 2010 under the previous credit agreement. Our availability under the revolver at March 31, 2011, including the impact of outstanding letters of credit of $25.7 million, was $426.8 million. We do not expect to utilize the revolver as a primary source of funding for working capital needs as we expect our cash flows from operations to be sufficient for that purpose, but we do maintain availability as we continue to expand our facilities and network. At March 31, 2011, cash and cash equivalents totaled $64.5 million.

Borrowings under the credit facility accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our senior secured credit agreement at March 31, 2011 (after giving effect to the interest rate swap contracts in force, described in Note 6, “Derivative Instruments and Hedging Activities,” in Part I, Item 1 of this Quarterly Report on Form 10-Q) was 3.58%. At current market interest rates, our weighted average interest rate will decline in April 2011 after the expiration of the $200 million notional amount swap. The reduction results from a lower fixed rate under the $100 million notional amount swap and lower margins under the new credit facility. Of our outstanding credit agreement borrowings of $547.5 million and $590.1 million at March 31, 2011 and December 31, 2010, respectively, $12.5 million and $50.0 million were classified as current maturities.

The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Our purchases of aftermarket products and wheels totaled approximately $179.3 million and $141.5 million in the three months ended March 31, 2011 and 2010, respectively. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 55,300 and 46,700 wholesale salvage vehicles in the three months ended March 31, 2011 and 2010, respectively. In addition, we acquired approximately 80,800 and 66,600 lower cost self service and crush only vehicles in the three months ended March 31, 2011 and 2010, respectively.

Net cash provided by operating activities totaled $77.3 million for the three months ended March 31, 2011, compared to $88.1 million for the same period of 2010. During the first quarter of 2011, our operating income, excluding depreciation and amortization, increased by $19.4 million relative to the same period in 2010, which was offset by a higher net investment in our primary working capital accounts (receivables, inventory, and accounts payable). The net cash outflow for our primary working capital accounts increased to $26.0 million for the three months ended March 31, 2011 from $1.8 million for the comparable prior year period, primarily due to the timing of cash payments and collections. While our inventory purchasing levels during the first quarter of 2011 exceeded prior year levels, our increased product sales during the quarter resulted in a net cash inflow related to inventory. Similar to 2010, we did not make an estimated federal tax payment in the first quarter of 2011. We will make estimated federal tax payments in the second quarter, which are expected to exceed those remitted in the second quarter of 2010 as a result of our higher pretax income.

Net cash used in investing activities totaled $61.5 million for the three months ended March 31, 2011, compared to $2.6 million for the same period of 2010. We invested $43.5 million of cash in four acquisitions during the first quarter of 2011, compared to $3.7 million for one acquisition in the comparable period of 2010. In January 2010, we completed the sale of two of our self service yards, resulting in a cash inflow, net of cash sold, of $12.0 million. Property and equipment purchases were $18.1 million in the three months ended March 31, 2011, which is $7.2 million greater than the capital expenditures for the comparable period in 2010. The growth in capital expenditures is driven by an increase in site improvement and capacity expansion projects, as well as expenditures related to planned 2010 projects that carried over into 2011, compared to the first quarter of 2010.

Net cash used in financing activities totaled $47.0 million for the three months ended March 31, 2011, compared to $1.1 million for the same period of 2010. In the first quarter of 2011, we entered into a new credit agreement, under which we drew $591.8 million, which was used to pay off amounts outstanding under our previous credit facility. With the flexibility gained under our new revolving credit facility, we repaid $44.3 million of our revolver borrowings with our cash holdings prior to the end of the quarter. We also paid $7.7 million of debt issuance costs in connection with the execution of the new credit agreement. During the comparable prior year period, we elected to prepay $7.5 million of our term loan payments scheduled for the fourth quarter of 2010. Repayments of other debt, which primarily consists of notes issued for business acquisitions, were $0.7 million for the three months ended March 31, 2011, compared to $0.4 million in the prior year period. Cash generated from exercises of stock options provided $2.6 million and $3.2 million in the three months ended March 31, 2011 and 2010, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $2.5 million and $3.5 million in the three months ended March 31, 2011 and 2010, respectively.

As part of the consideration for business acquisitions completed during the three month periods ended March 31, 2011 and 2010, we issued promissory notes totaling approximately $1.5 million and $0.2 million, respectively. The notes bear interest at an annual rate of 2.0%, and interest is payable at maturity or in monthly installments.

We intend to continue to evaluate markets for potential growth through the internal development of redistribution centers, processing and sales facilities, and warehouses, through further integration of aftermarket, refurbished and recycled product facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions. Our senior secured credit agreement executed on March 25, 2011 provides additional sources of liquidity to fund acquisitions, which we expect will support our strategy to supplement our organic growth with acquisitions.

We believe that our current cash and equivalents, cash provided by operating activities and funds available under our credit agreement will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

2011 Outlook

We estimate that our capital expenditures for the remainder of 2011, excluding business acquisitions, will be between $67 million and $77 million. We expect to use these funds for growth projects, including several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be approximately 25% of the total for 2011. We anticipate that net cash provided by operating activities for 2011 will be approximately $195 million.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2010 Annual Report on Form 10-K, filed with the SEC on February 25, 2011, as supplemented in subsequent filings.

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

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan ChaseBank, N.A. and Bank of America, N.A.) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of March 31, 2011, we held two interest rate swap contracts representing a total of $450 million of notional amount with maturity dates in October 2015 ($250 million) and April 2011 ($200 million). Additionally, as of March 31, 2011, we held an interest rate swap contract on a notional amount of $100 million, effective in April 2011. This contract replaced a portion of the $200 million contract upon expiration in April 2011, and expires in October 2013. All of these contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. As of March 31, 2011, the fair market value of the $200 million notional amount swap was a liability of $0.2 million, while the fair market value of the other swap contracts was an asset of $6.9 million. The value of such contracts is subject to changes in interest rates.

At March 31, 2011, we had unhedged variable rate debt of $97.5 million, which increased by $100 million in April 2011 when the $100 million notional amount swap replaced the $200 million notional amount swap in effect at quarter end. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $1.9 million (after giving effect to the hedge expiration) over the next twelve months. To the extent that we have cash investments earning interest, a portion of interest expense increase resulting from the variable rate change would be mitigated by higher interest income.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the metal price fluctuations, which influence our revenue, and any inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. During the first quarter of 2010, the steep increase in metals prices contributed to higher margins as we sold off lower cost inventory acquired in late 2009. The continuing increase in metal prices throughout 2010 and into 2011 contributed to increased revenue during the quarter ended March 31, 2011. If market prices were to fall at a greater rate than our salvage acquisition costs, we could experience a decline in gross margin rate.

Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products in Taiwan. While all transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our recently expanded aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. We might not be able to pass on any price increases to customers. Under our present policies, we do not attempt to hedge this currency exchange rate exposure.

We do not attempt to hedge our foreign currency risk related to our operations in Central America and Canada under our present policies. Under the terms of our credit agreement executed in the first quarter, we have amounts outstanding against our revolver facility denominated in Canadian dollars for CAD $36.3 million as of March 31, 2011. We have not elected to hedge the foreign currency risk related to this term loan as we generate Canadian dollar cash flows that can be used to fund debt payments.

Item 4.	Controls and Procedures

As of March 31, 2011, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Co-Chief Executive Officers and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting during the three months ended March 31, 2011 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal year 2010 for information concerning risks and uncertainties that could negatively impact us.

Item 6.	Exhibits

Exhibits

Exhibit Number	Description of Exhibit

10.1	ISDA 2002 Master Agreement between Bank of America, N.A. and LKQ Corporation, and related Schedule.

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2011.

LKQ CORPORATION

/S/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)