Form 10-Q
period 2011-06-30
LKQ CORP
filed 2011-07-29
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 000-50404

LKQ CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 WEST MADISON STREET, SUITE 2800, CHICAGO, IL	60661
(Address of principal executive offices)	(Zip Code)

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

At July 22, 2011, the registrant had issued and outstanding an aggregate of 146,430,600 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and equivalents	$42,256	$95,689
Receivables, net	236,628	191,085
Inventory	556,541	492,688
Deferred income taxes	35,039	32,506
Prepaid income taxes	—	10,923
Prepaid expenses	19,912	13,985

Total Current Assets	890,376	836,876
Property and Equipment, net	358,443	331,312
Intangible Assets:
Goodwill	1,063,507	1,032,973
Other intangibles, net	68,216	69,302
Other Assets	37,172	29,046

Total Assets	$2,417,714	$2,299,509

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$77,951	$76,437
Accrued expenses:
Accrued payroll-related liabilities	33,360	41,376
Self-insurance reserves	17,886	16,820
Other accrued expenses	36,829	25,832
Income taxes payable	690	—
Deferred revenue	8,869	9,224
Current portion of long-term obligations	15,520	52,888
Liabilities of discontinued operations	2,364	2,744

Total Current Liabilities	193,469	225,321
Long-Term Obligations, Excluding Current Portion	570,841	548,066
Deferred Income Tax Liabilities	64,827	66,059
Other Noncurrent Liabilities	52,875	45,902
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 146,170,800 and 145,466,575 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,462	1,455
Additional paid-in capital	885,555	869,798
Retained earnings	643,418	538,530
Accumulated other comprehensive income	5,267	4,378

Total Stockholders’ Equity	1,535,702	1,414,161

Total Liabilities and Stockholders’ Equity	$2,417,714	$2,299,509

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$759,684	$584,681	$1,546,332	$1,188,197
Cost of goods sold	437,448	323,415	880,450	643,641

Gross margin	322,236	261,266	665,882	544,556
Facility and warehouse expenses	69,183	55,358	139,001	113,134
Distribution expenses	69,048	51,168	134,859	102,357
Selling, general and administrative expenses	91,395	75,679	181,156	150,766
Restructuring expenses	2,377	290	2,423	370
Depreciation and amortization	11,747	9,162	22,586	18,391

Operating income	78,486	69,609	185,857	159,538
Other expense (income):
Interest expense, net	4,671	7,155	11,080	14,431
Loss on debt extinguishment	—	—	5,345	—
Other income, net	(1,997)	(138)	(2,103)	(299)

Total other expense, net	2,674	7,017	14,322	14,132

Income from continuing operations before provision for income taxes	75,812	62,592	171,535	145,406
Provision for income taxes	29,106	24,686	66,647	55,517

Income from continuing operations	46,706	37,906	104,888	89,889
Discontinued operations:
Income from discontinued operations, net of taxes	—	—	—	224
Gain on sale of discontinued operations, net of taxes	—	—	—	1,729

Income from discontinued operations	—	—	—	1,953

Net income	$46,706	$37,906	$104,888	$91,842

Basic earnings per share (a)
Income from continuing operations	$0.32	$0.27	$0.72	$0.63
Income from discontinued operations	—	—	—	0.01

Total	$0.32	$0.27	$0.72	$0.64

Diluted earnings per share (a)
Income from continuing operations	$0.32	$0.26	$0.71	$0.62
Income from discontinued operations	—	—	—	0.01

Total	$0.32	$0.26	$0.71	$0.63

Weighted average common shares outstanding:
Basic	145,917	142,842	145,765	142,520
Diluted	148,131	145,496	148,007	145,307

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,888	$91,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,797	20,011
Stock-based compensation expense	6,602	5,112
Deferred income taxes	(6)	(1,097)
Excess tax benefit from share-based payments	(4,053)	(5,953)
Gain on sale of discontinued operations	—	(2,744)
Loss on debt extinguishment	5,345	—
Other	(498)	1,376
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Receivables	(24,769)	(1,484)
Inventory	(19,578)	(24,672)
Prepaid income taxes/income taxes payable	14,786	18,223
Accounts payable	(4,525)	(393)
Other operating assets and liabilities	(1,909)	970

Net cash provided by operating activities	101,080	101,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,540)	(20,847)
Proceeds from sales of property and equipment	162	236
Proceeds from sale of businesses, net of cash sold	—	11,992
Cash used in acquisitions, net of cash acquired	(95,591)	(13,742)

Net cash used in investing activities	(137,969)	(22,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,109	5,136
Excess tax benefit from share-based payments	4,053	5,953
Debt issuance costs	(8,190)	—
Borrowings under line of credit	401,753	—
Repayments under line of credit	(74,328)	—
Borrowings under term loan	250,000	—
Repayments under term loans	(594,214)	(7,476)
Repayments of other long-term debt	(716)	(1,105)

Net cash (used in) provided by financing activities	(16,533)	2,508

Effect of exchange rate changes on cash and equivalents	(11)	233
Net (decrease) increase in cash and equivalents	(53,433)	81,571
Cash and equivalents, beginning of period	95,689	108,906

Cash and equivalents, end of period	$42,256	$190,477

Supplemental disclosure of cash flow information:
Purchase price payable, including notes issued in connection with business acquisitions	$4,375	$2,381
Cash paid for income taxes, net of refunds	51,238	39,697
Cash paid for interest	11,140	14,071
Property and equipment purchases not yet paid	1,673	139

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2010	145,467	$1,455	$869,798	$538,530	$4,378	$1,414,161
Net income	—	—	—	104,888	—	104,888
Net reduction of unrealized gain/increase in unrealized loss on fair value of interest rate swap agreements, net of tax of $1,218	—	—	—	—	(2,164)	(2,164)
Foreign currency translation	—	—	—	—	3,053	3,053

Total comprehensive income						105,777
Stock issued as director compensation	9	—	234	—	—	234
Stock-based compensation expense	—	—	6,368	—	—	6,368
Exercise of stock options	695	7	5,102	—	—	5,109
Excess tax benefit from share-based payments	—	—	4,053	—	—	4,053

BALANCE, June 30, 2011	146,171	$1,462	$885,555	$643,418	$5,267	$1,535,702

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

Note 2. Financial Statement Information

Revenue Recognition

The majority of our revenue is derived from the sale of aftermarket, recycled, refurbished and remanufactured automotive replacement products. Revenue is recognized when the products are shipped or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $18.2 million at both June 30, 2011 and December 31, 2010. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our Unaudited Consolidated Condensed Balance Sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $5.9 million and $6.9 million at June 30, 2011 and December 31, 2010, respectively.

Inventory

Inventory consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Aftermarket and refurbished products	$313,230	$274,728
Salvage and remanufactured products	237,471	209,514
Core facilities inventory	5,840	8,446

	$556,541	$492,688

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, covenants not to compete and customer relationships.

The change in the carrying amount of goodwill during the six months ended June 30, 2011 is as follows (in thousands):

Balance as of January 1, 2011	$1,032,973
Business acquisitions and adjustments to previously recorded goodwill	28,156
Exchange rate effects	2,378

Balance as of June 30, 2011	$1,063,507

During the six months ended June 30, 2011, we finalized the valuation of certain intangible assets acquired related to our 2010 acquisitions. As these adjustments did not have a material impact on our financial position or results of operations, we recorded these adjustments to goodwill in the six month period ended June 30, 2011.

The components of other intangibles are as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$76,484	$(13,981)	$62,503	$75,661	$(12,020)	$63,641
Covenants not to compete	1,889	(629)	1,260	2,688	(1,382)	1,306
Customer relationships	5,623	(1,170)	4,453	4,355	—	4,355

	$83,996	$(15,780)	$68,216	$82,704	$(13,402)	$69,302

During the six months ended June 30, 2011, we recorded $0.8 million of trade names, $0.1 million of covenants not to compete and $1.3 million of customer relationships resulting from our 2011 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2010 acquisitions. Trade names and trademarks are amortized over a useful life ranging from 10 to 20 years on a straight-line basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Customer relationships are amortized over the expected period to be benefitted (5 to 10 years) on either a straight-line or accelerated basis. Amortization expense for intangibles was approximately $3.4 million and $2.1 million during the six month periods ended June 30, 2011 and 2010, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2015 is $6.5 million, $5.8 million, $5.2 million, $4.6 million and $4.3 million, respectively.

Depreciation Expense

Included in cost of goods sold on the Unaudited Consolidated Condensed Statements of Income is depreciation expense associated with refurbishing, remanufacturing and smelting operations.

Warranty Reserve

Some of our salvage mechanical products are sold with a standard six-month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three-year warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claims information to project future warranty claims activity. The changes in the warranty reserve during the six month period ended June 30, 2011 were as follows (in thousands):

Balance as of January 1, 2011	$2,063
Warranty expense	10,298
Warranty claims	(9,954)
Business acquisitions	3,228

Balance as of June 30, 2011	$5,635

For an additional fee, we also sell extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Fair Value of Financial Instruments

Our debt is reflected on the balance sheet at cost. As discussed in Note 5, “Long-Term Obligations,” we entered into a new senior secured credit agreement on March 25, 2011, the proceeds of which were used for full payment of amounts outstanding under our previous credit facility. Due to the short period between the execution of the new credit agreement and the end of the second quarter, the fair value of our outstanding debt approximated the carrying value of $574.6 million. We estimated the fair value of our credit facility borrowings by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at June 30, 2011 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our credit facility.

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

The following table sets forth revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Aftermarket, other new and refurbished products	$356,202	$290,271	$737,318	$602,644
Recycled, remanufactured and related products and services	269,700	214,159	545,482	429,382
Other	133,782	80,251	263,532	156,171

	$759,684	$584,681	$1,546,332	$1,188,197

Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our smelting operations.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities will have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance will not affect our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides clarification on existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. This ASU is effective for interim and annual periods beginning after December 15, 2011, and will be applied prospectively. The adoption of this guidance is not expected to affect our financial position, results of operations or cash flows.

Effective January 1, 2011, we adopted FASB ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which clarifies the disclosure requirements for pro forma financial information related to a material business combination or a series of immaterial business combinations that are material in the aggregate. The guidance clarifies that the pro forma disclosures are prepared assuming the business combination occurred at the start of the prior annual reporting period. Additionally, a narrative description of the nature and amount of material, non-recurring pro forma adjustments would be required. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cash flows.

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

The self service facilities that we sold or closed are reported as discontinued operations for all periods presented. As of June 30, 2011 and December 31, 2010, we had accrued liabilities applicable to discontinued operations of $2.4 million and $2.7 million, respectively, included in the Unaudited Consolidated Condensed Balance Sheets. These liabilities were primarily composed of accrued restructuring expenses for the excess lease payments (net of estimated sublease income) and facility closure costs related to two of the closed self service facilities.

Results of operations for the discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$686
Income before income tax provision	—	—	—	355
Income tax provision	—	—	—	131

Income from discontinued operations, net of taxes, before gain on sale of discontinued operations	—	—	—	224
Gain on sale of discontinued operations, net of taxes of $1,015	—	—	—	1,729

Income from discontinued operations, net of taxes	$—	$—	$—	$1,953

Note 4. Equity Incentive Plans

We have two stock-based compensation plans, the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”). Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted. On January 13, 2011, the Compensation Committee amended the Equity Incentive Plan to allow the grant of Restricted Stock Units (“RSUs”). Under the Director Plan, shares of LKQ common stock may be issued to directors in lieu of cash compensation. We expect to issue new shares of common stock to cover future equity grants under these plans. In May 2011, we filed a registration statement on Form S-8 to register an additional 6.4 million shares of LKQ common stock, which may be issued in accordance with the Equity Incentive Plan.

We have granted stock options, restricted stock and RSUs under the Equity Incentive Plan. Stock options expire 10 years from the date they are granted. Most of the options granted under the Equity Incentive Plan vest over a period of five years. Most of the restricted stock and RSU awards granted to date vest over a period of five years, subject to a continued service condition. Until the shares of restricted stock vest, they may not be sold, pledged or otherwise transferred and are subject to forfeiture. Each RSU converts into one share of LKQ common stock on the applicable vesting date.

A summary of transactions in our stock-based compensation plans for the six months ended June 30, 2011 is as follows:

	Shares Available For Grant	Stock Options		Restricted Stock		RSUs
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	2,140,090	8,073,965	$12.27	154,000	$19.00	—	$—
Granted	(816,674)	—	—	—	—	816,674	23.59
Shares issued for director compensation	(9,481)	—	—	—	—	—	—
Exercised	—	(694,744)	7.35	—	—	—	—
Restricted stock or RSUs vested	—	—	—	(43,000)	19.07	—	—
Cancelled	102,409	(93,575)	16.80	—	—	(8,834)	23.54
Additional shares registered	6,400,000	—	—	—	—	—	—

Balance, June 30, 2011	7,816,344	7,285,646	$12.68	111,000	$18.97	807,840	$23.59

During the six month period ended June 30, 2011, our Board of Directors granted 816,674 RSUs to employees and directors. The fair value of RSUs is based on the market price of LKQ stock on the date of issuance. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSUs granted during the six month period ended June 30, 2011, forfeiture rates of 5% and 0% have been used for grants to employees and executive officers, respectively.

The total grant-date fair value of options that vested during the six months ended June 30, 2011 was approximately $4.7 million. There were 694,744 stock options exercised during the six months ended June 30, 2011 with an intrinsic value of $12.2 million. The fair value of restricted shares that vested during the six months ended June 30, 2011 was approximately $1.0 million.

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$2,057	$2,288	$4,147	$4,514
Restricted stock	228	228	453	453
RSUs	891	—	1,769	—
Stock issued to non-employee directors	84	72	233	145

Total stock-based compensation expense	$3,260	$2,588	$6,602	$5,112

The following table sets forth the total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of goods sold	$79	$73	$168	$143
Facility and warehouse expenses	623	540	1,234	1,067
Selling, general and administrative expenses	2,558	1,975	5,200	3,902

	3,260	2,588	6,602	5,112
Income tax benefit	(1,252)	(1,017)	(2,555)	(2,009)

Total stock-based compensation expense, net of tax	$2,008	$1,571	$4,047	$3,103

We have not capitalized any stock-based compensation costs during either of the six month periods ended June 30, 2011 or 2010.

At June 30, 2011, a total of 7,251,079 options with a weighted average exercise price of $12.65 and a weighted average remaining contractual life of 6.0 years were expected to vest. As of June 30, 2011, 111,000 shares of restricted stock with a weighted average remaining contractual life of 2.1 years were expected to vest. As of June 30, 2011, 790,939 RSUs with a weighted average remaining contractual life of 4.5 years were expected to vest. Unrecognized compensation expense related to stock options, restricted stock and RSUs at June 30, 2011 is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	RSUs	Total
Remainder of 2011	$4,109	$460	$1,820	$6,389
2012	6,930	913	3,785	11,628
2013	4,743	208	3,785	8,736
2014	3,117	139	3,700	6,956
2015	78	—	3,652	3,730
2016	—	—	149	149

Total unrecognized compensation expense	$18,977	$1,720	$16,891	$37,588

The following table summarizes information about outstanding and exercisable stock options at June 30, 2011:

Range of Exercise Prices	Outstanding			Exercisable
	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75 - $5.00	1,600,290	2.6	$3.75	1,600,290	2.6	$3.75
$5.01 - $10.00	618,820	4.5	9.31	618,820	4.5	9.31
$10.01 - $15.00	2,254,118	6.8	11.33	1,190,198	6.4	11.04
$15.01 - $20.00	2,786,918	7.7	19.56	996,392	7.1	19.33
$20.01 +	25,500	6.9	21.43	14,900	6.9	21.47

	7,285,646	6.0	$12.68	4,420,600	4.9	$10.06

The aggregate intrinsic value (market value of stock less option exercise price) of outstanding, expected to vest and exercisable stock options at June 30, 2011 was $97.7 million, $97.5 million and $70.8 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $26.09 on June 30, 2011. This amount changes based upon the fair market value of our common stock.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Senior secured debt:
Term loans payable	$246,875	$590,099
Revolving credit facility	327,728	—
Notes payable to individuals through August 2019, interest at 2.0% to 8.0%	11,758	10,855

	586,361	600,954
Less current maturities	(15,520)	(52,888)

	$570,841	$548,066

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

The obligations under the 2011 Credit Agreement are unconditionally guaranteed by our direct and indirect domestic subsidiaries and certain foreign subsidiaries. Obligations under the 2011 Credit Agreement, including the related guarantees, are collateralized by a security interest and lien on a majority of the existing and future personal property of, and a security interest in 100% of our equity interest in, each of our existing and future direct and indirect domestic and foreign subsidiaries, provided that if a pledge of 100% of a foreign subsidiary’s voting equity interests gives rise to an adverse tax consequence, such pledge shall be limited to 65% of the voting equity interest of the first tier foreign subsidiary. In the event that we obtain and maintain certain ratings from S&P (BBB- or better, with stable or better outlook) or Moody’s (Baa3 or better, with stable or better outlook), and upon our request, the security interests in and liens on the collateral described above shall be released. In May 2011, S&P raised our corporate credit rating from BB to BB+ and confirmed a stable outlook. In April 2011, Moody’s confirmed our credit rating at Ba2 with a stable outlook.

Amounts under the Revolving Credit Facility will be due and payable upon maturity of the 2011 Credit Agreement in March 2016. Amounts under the Term Loan Facility are due and payable in quarterly installments, with the annual payments equal to 5% of the original principal amount in the first and second years, 10% of the original principal amount in the third and fourth years, and 15% of the original principal amount in the fifth year. The remaining balance under the Term Loan Facility will be due and payable on the maturity date of the 2011 Credit Agreement. We are required to prepay the Term Loan Facility by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the 2011 Credit Agreement.

The 2011 Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to, among other things (i) incur indebtedness, (ii) incur liens, (iii) enter into any merger, consolidation, amalgamation, or otherwise liquidate or dissolve the Company, (iv) dispose of certain property, (v) make dividend payments, repurchase our stock, or enter into derivative contracts indexed to the value of our common stock, (vi) make certain investments, including the acquisition of assets constituting a business or the stock of a business designated as a non-guarantor, (vii) make optional prepayments of subordinated debt, (viii) enter into sale-leaseback transactions, (ix) issue preferred stock, redeemable stock, convertible stock or other similar equity instruments, and (x) enter into hedge agreements for speculative purposes or otherwise not in the ordinary course of business. The 2011 Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.00 to 1.00, except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio increases to 3.50 to 1.00 for the subsequent four fiscal quarters and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the 2011 Credit Agreement and the 2007 Credit Agreement as of June 30, 2011 and December 31, 2010, respectively.

The 2011 Credit Agreement contains events of default that include (i) our failure to pay principal when due or interest, fees, or other amounts after grace periods, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) cross defaults to certain other indebtedness, (v) bankruptcy, (vi) certain ERISA events, (vii) material judgments, (viii) change of control, and (ix) failure of subordinated indebtedness to be validly and sufficiently subordinated.

Concurrently with the payment of amounts outstanding under the 2007 Credit Agreement, we incurred a loss on debt extinguishment related to the write-off of the unamortized balance of capitalized debt issuance costs of $5.3 million, which is included in Other Expense, net on our Unaudited Consolidated Condensed Statement of Income for the six months ended June 30, 2011. The amount of the write-off excludes debt issuance cost amortization, which is recorded as a component of interest expense. Fees incurred related to the execution of the 2011 Credit Agreement, totaling $8.2 million, were capitalized within Other Assets on our Unaudited Consolidated Condensed Balance Sheet and will be amortized over the term of the agreement.

Borrowings under the 2011 Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our total leverage ratio. Interest payments are due quarterly in arrears for the term loan and on the last day of the selected interest period on revolver borrowings. Including the effect of the interest rate swap agreements described in Note 6, “Derivative Instruments and Hedging Activities,” the weighted average interest rate on borrowings outstanding against the 2011 Credit Agreement at June 30, 2011 was 2.77%. We will pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility. The commitment fee is subject to change in increments of 0.05% depending on our total leverage ratio. We will also pay a participation commission on outstanding letters of credit at an applicable rate based on our total leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the 2011 Credit Agreement at June 30, 2011 totaled $574.6 million, of which $12.5 million was classified as current maturities. As of June 30, 2011, there were $33.7 million of outstanding letters of credit. The amounts available under the Revolving Credit Facility are reduced by the amounts outstanding under letters of credit, and thus availability on the Revolving Credit Facility at June 30, 2011 was $388.6 million.

Borrowings under the 2007 Credit Agreement accrued interest at variable rates, which depended on the currency and the duration of the borrowing elected, plus an applicable margin. Including the effect of the interest rate swap agreements, the weighted average interest rate on borrowings outstanding under the 2007 Credit Agreement at December 31, 2010 was 3.97%. We also paid commitment fees on the unused portion of our revolving credit facilities, which ranged from 0.38% to 0.50% based on the currency of the borrowing elected. Borrowings under the 2007 Credit Agreement at December 31, 2010 totaled $590.1 million, of which $50.0 million was classified as current maturities.

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

At June 30, 2011, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes the terms of our interest rate swap agreements as of June 30, 2011:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$250,000,000	October 14, 2010	October 14, 2015	3.31%
$100,000,000	April 14, 2011	October 14, 2013	2.86%

*	Includes applicable margin of 1.75% per annum on LIBOR-based debt currently in effect under the 2011 Credit Agreement

On March 25, 2011, Deutsche Bank AG, the counterparty on the Company’s $100 million notional amount interest rate swap, assigned its obligation under the swap contract to Bank of America N.A because Deutsche Bank AG is not a secured lender under the 2011 Credit Agreement. We believe Bank of America N.A. is creditworthy to perform its obligation as the counterparty to the swap.

As of June 30, 2011, the fair market value of the $250 million notional amount swap was an asset of $0.9 million included in Other Assets on our Unaudited Consolidated Condensed Balance Sheet, while the fair market value of the $100 million notional amount swap was a liability of $0.9 million included in Other Noncurrent Liabilities on our Unaudited Consolidated Condensed Balance Sheet. As of December 31, 2010, the fair market value of these contracts was an asset of $4.8 million included in Other Assets. At December 31, 2010, we also held a $200 million notional amount swap that was a liability of $1.4 million included in Other Accrued Expenses.

The activity related to our interest rate swap agreements is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain (loss) in Accumulated Other Comprehensive Income	$(7,908)	$75	$(6,427)	$(1,161)
Loss reclassified to interest expense	(1,224)	(2,748)	(3,270)	(5,775)
Gain (loss) from hedge ineffectiveness	—	—	(225)	—

Our gain in Accumulated Other Comprehensive Income reported in the footnote disclosure of the Form 10-Q for the three months ended March 31, 2011 contained an immaterial error. The amount disclosed for the six months ended June 30, 2011 reflects the corrected year-to-date amount.

In connection with the execution of our 2011 Credit Agreement on March 25, 2011 as discussed in Note 5, “Long-Term Obligations,” we temporarily experienced differences in critical terms between the interest rate swaps and the underlying debt. As a result, we incurred a loss of $0.2 million related to hedge ineffectiveness for the six months ended June 30, 2011. Beginning on April 14, 2011, we have held, and expect to continue to hold through the maturity of the interest rate swap agreements, at least $350 million of LIBOR-based debt, such that future ineffectiveness will be immaterial and the swaps will continue to be highly effective in hedging our variable rate debt.

As of June 30, 2011, we estimate that $2.4 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into interest expense within the next 12 months.

Note 7. Fair Value Measurements

We use the market and income approaches to value our financial assets and liabilities, and there were no changes in valuation techniques during the six months ended June 30, 2011. The tables below present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Balance as of June 30, 2011	Fair Value Measurements as of June 30, 2011
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$13,127	$—	$13,127	$—
Interest rate swaps	874	—	874	—

Total Assets	$14,001	$—	$14,001	$—

Liabilities:
Deferred compensation liabilities	$13,278	$—	$13,278	$—
Interest rate swaps	857	—	857	—

Total Liabilities	$14,135	$—	$14,135	$—

	Balance as of December 31, 2010	Fair Value Measurements as of December 31, 2010

		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$10,517	$—	$10,517	$—
Interest rate swaps	4,815	—	4,815	—

Total Assets	$15,332	$—	$15,332	$—

Liabilities:
Deferred compensation liabilities	$11,245	$—	$11,245	$—
Interest rate swaps	1,416	—	1,416	—

Total Liabilities	$12,661	$—	$12,661	$—

The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Unaudited Consolidated Condensed Balance Sheets.

Note 8. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at June 30, 2011 are as follows (in thousands):

Six months ending December 31, 2011	$35,250
Years ending December 31:
2012	65,505
2013	57,553
2014	45,708
2015	36,319
2016	27,392
Thereafter	78,111

Future Minimum Lease Payments	$345,838

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

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from continuing operations	$46,706	$37,906	$104,888	$89,889

Denominator for basic earnings per share—Weighted-average shares outstanding	145,917	142,842	145,765	142,520
Effect of dilutive securities:
Stock options	2,107	2,637	2,113	2,771
Restricted stock	27	17	26	16
RSUs	80	—	103	—

Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	148,131	145,496	148,007	145,307

Basic earnings per share from continuing operations	$0.32	$0.27	$0.72	$0.63

Diluted earnings per share from continuing operations	$0.32	$0.26	$0.71	$0.62

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Antidilutive securities:
Stock options	1,554	3,051	1,567	3,051

Note 10. Business Combinations

During the six months ended June 30, 2011, we made seven acquisitions (five in the wholesale products business, one in the recycled heavy-duty truck products business and one self service retail operation). Our acquisitions included the purchase of an engine remanufacturer, included in the wholesale operating segment, which expanded our presence in the remanufacturing industry that we entered in 2010. Additionally, our acquisition of an automotive heating and cooling component distributor, also included in our wholesale operating segment, supplements our expansion into the automotive heating and cooling aftermarket products market. Our wholesale business acquisitions also included the purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel Automotive and Aerospace Coatings (“Akzo Nobel”), which will allow us to increase our paint and related product offerings and expand our geographic presence in the automotive paint market.

Total consideration for the acquisitions during the six months ended June 30, 2011 was $100.0 million, composed of $95.6 million of cash (net of cash acquired), $1.6 million of notes payable and $2.8 million of other purchase price obligations (non-interest bearing). In conjunction with the acquisition of the U.S. vehicle refinish paint distribution business of Akzo Nobel on May 27, 2011, we entered into a wholesaler agreement under which we became an authorized distributor of Akzo Nobel products in the acquired markets. Included in this agreement is a requirement to make an additional payment to Akzo Nobel in the event that our purchases of Akzo Nobel product do not meet specified thresholds from June 1, 2011 to May 31, 2014. The required payment will be calculated as the difference between our actual purchases and the targeted purchase levels outlined in the agreement for the specified period with a maximum payment of $21.0 million. As of June 30, 2011, we had not determined the acquisition-date fair value of this contingent consideration. We will disclose the fair value estimate in future filings if the calculated amount is material.

During the six months ended June 30, 2011, we recorded $28.2 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2010 acquisitions. Of this amount, approximately $16.4 million is expected to be deductible for income tax purposes. In the period between the acquisition dates and June 30, 2011, our 2011 acquisitions generated approximately $53.4 million of revenue and $1.9 million of operating income.

In July 2011, we completed four acquisitions (three in the wholesale products business and one self service retail business). We are in the process of completing the purchase accounting for these acquisitions, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed.

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

Total consideration for the 2010 acquisitions was $170.4 million, composed of $143.6 million of cash (net of cash acquired), $5.5 million of notes payable, $6.4 million of other purchase price obligations (non-interest bearing) and $14.9 million in stock issued (689,655 shares). Other purchase price obligations included a contingent payment, the fair value of which was adjusted downward by $1.6 million in 2011 as a result of changes in the likelihood of meeting the specified performance targets.This adjustment was included in Other Income, net on our Unaudited Consolidated Condensed Statements of Income for the three and six month periods ended June 30, 2011. The $14.9 million of common stock was issued in connection with our acquisition of Cross Canada on November 1, 2010. The fair value of common stock issued was based on the market price of LKQ stock on the date of issuance. We recorded goodwill of $91.8 million for the 2010 acquisitions, of which $74.9 million is expected to be deductible for income tax purposes.

The acquisitions are being accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the six months ended June 30, 2011 and the last two quarters of 2010 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition-date fair value of certain liabilities assumed; 4) the final estimation of the tax basis of the entities acquired; and 5) the acquisition-date fair value of contingent consideration issued.

The purchase price allocations for the acquisitions completed during the six months ended June 30, 2011 and the year ended December 31, 2010 are as follows (in thousands):

	June 30, 2011 (Preliminary)	December 31, 2010 (Preliminary)
Receivables	$20,731	$27,774
Receivable reserves	(620)	(2,186)
Inventory	42,385	38,121
Prepaid expenses	2,516	1,480
Property and equipment	5,844	18,517
Goodwill	28,156	91,757
Other intangibles	2,246	6,163
Other assets	9,132	1,529
Deferred income taxes	2,565	2,922
Current liabilities assumed	(12,989)	(15,665)
Other purchase price obligations	(2,825)	(6,359)
Notes issued	(1,550)	(5,530)
Stock issued	—	(14,945)

Cash used in acquisitions, net of cash acquired	$95,591	$143,578

The primary reason for our acquisitions made during the six months ended June 30, 2011 and the year ended December 31, 2010 was to increase our stockholder value by leveraging our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. These factors contributed to purchase prices that included, in many cases, a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during 2011 and 2010 as though the businesses had been acquired as of January 1, 2010, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue, as reported	$759,684	$584,681	$1,546,332	$1,188,197
Revenue of purchased businesses for the period prior to acquisition	15,449	116,703	40,827	237,564

Pro forma revenue	$775,133	$701,384	$1,587,159	$1,425,761

Income from continuing operations, as reported	$46,706	$37,906	$104,888	$89,889
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments	799	1,580	2,315	5,364

Pro forma income from continuing operations	$47,505	$39,486	$107,203	$95,253

Basic earnings per share from continuing operations, as reported	$0.32	$0.27	$0.72	$0.63
Effect of purchased businesses for the period prior to acquisition	0.01	0.01	0.02	0.04

Pro forma basic earnings per share from continuing operations (a)	$0.33	$0.28	$0.74	$0.67

Diluted earnings per share from continuing operations, as reported	$0.32	$0.26	$0.71	$0.62
Effect of purchased businesses for the period prior to acquisition	0.01	0.01	0.02	0.04

Pro forma diluted earnings per share from continuing operations (a)	$0.32	$0.27	$0.72	$0.66

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 11. Restructuring and Integration Costs

Akzo Nobel Integration

With our acquisition of the U.S. vehicle refinish paint distribution business of Akzo Nobel, we have undertaken certain restructuring activities to integrate the acquired paint distribution locations into our existing business. Our restructuring plan, which is in the process of being finalized, includes the closure of duplicate facilities, elimination of overlapping delivery routes and termination of employees in connection with the consolidation of the overlapping facilities and delivery routes. We expect that these integration activities will be substantially completed by the end of 2011. During the six month period ended June 30, 2011, we incurred $2.1 million in charges primarily related to excess facility costs, which were expensed at the cease-use date for the facilities. These costs are included in Restructuring Expenses on the accompanying Unaudited Consolidated Condensed Statements of Income. We expect to incur approximately $0.8 million of additional charges as we integrate the business, including costs related to the closure of duplicate facilities, the movement of inventory between locations, and severance and related benefits for terminated employees.

Cross Canada Integration

We have undertaken certain restructuring activities in connection with our acquisition of Cross Canada in the fourth quarter of 2010. The restructuring plan includes the integration of our existing Canadian aftermarket operations into the Cross Canada business, as well as the transition of certain corporate functions to our corporate headquarters and our field support center in Nashville. Based on our analysis of the overlapping facilities, we identified aftermarket warehouses and corporate locations that will be closed in order to eliminate duplicate facilities. Related to the facilities that will be closed, we will terminate certain personnel including drivers, other facility personnel and corporate employees. During the six months ended June 30, 2011, we incurred $0.3 million related to these integration efforts, including $0.2 million for facility closure costs and $0.1 million for severance and benefits for terminated employees. We expect $1.2 million of additional charges in 2011 for further headcount reduction and facility closures. These charges may include restructuring expense related to lease termination or excess facility costs if we are unable to recover the rent from a sublease tenant after we vacate the facilities. These restructuring expenses will be expensed as incurred, or in the case of excess facility costs, at the cease-use date for the facility.

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

Our effective income tax rate for the six months ended June 30, 2011 was 38.9% compared with 38.2% for the comparable prior year period. The effective income tax rate for the six months ended June 30, 2011 included a discrete charge of $0.2 million attributable to the revaluation of deferred taxes in connection with state tax rate changes, while the effective income tax rate for the comparable prior year period included a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization.

Note 13. Subsequent Event

On April 1, 2009, we entered into a settlement agreement with Ford Motor Company and Ford Global Technologies, LLC that ended several legal actions alleging design patent infringement that were initiated by Ford with the United States International Trade Commission. Pursuant to the settlement, we (and our designees) became the sole distributor in the United States of aftermarket automotive parts that correspond to Ford collision parts that are covered by a United States design patent. We paid Ford an upfront fee for these rights and must pay a royalty for each such part we sell. The term of this arrangement is scheduled to expire September 30, 2011. In July 2011, we entered into a new agreement with Ford (which becomes effective October 1, 2011) to continue our arrangement through March 2015 with substantially the same terms as the 2009 agreement and subject to an additional upfront fee.

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

We distribute a variety of products to collision repair shops and mechanical repair shops, including aftermarket collision products, recycled collision and mechanical products, refurbished collision replacement products, such as wheels, bumper covers and lights, and remanufactured products, such as engines and transmissions. We are the nation’s largest provider to collision shops of aftermarket and recycled products and related services, with sales, processing and distribution facilities that reach most major markets in the U.S. and Canada. We are also the largest nationwide provider of refurbished bumper covers and wheels. In addition to these full service, wholesale operations, we operate self service facilities that sell retail recycled automotive products. We also sell recycled heavy-duty truck products and used heavy-duty trucks. We believe there are opportunities for growth in our product lines through acquisitions and internal development.

Our revenue, cost of goods sold and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the factors discussed in Forward-Looking Statements below. Due to these factors and others, which may be unknown to us at this time, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

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

During the six months ended June 30, 2011, we made seven acquisitions (five in the wholesale products business, one in the recycled heavy-duty truck products business and one self service retail operation). Our acquisitions included the purchase of an engine remanufacturer, included in the wholesale operating segment, which expanded our presence in the remanufacturing industry that we entered in 2010. Additionally, our acquisition of an automotive heating and cooling component distributor, also included in our wholesale operating segment, supplements our expansion into the automotive heating and cooling aftermarket products market. Our wholesale business acquisitions also included the purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel Automotive and Aerospace Coatings (“Akzo Nobel”), which will allow us to increase our paint and related product offerings and expand our geographic presence in the automotive paint market. Our 2011 acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets.

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

Our revenue from the sale of vehicle replacement products and related services includes sales of (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the six months ended June 30, 2011, sales of vehicle replacement products and services represented approximately 83% of our consolidated sales. Over half of our vehicle replacement products and related services revenue is derived from the sales of aftermarket, other new and refurbished products. During the six month period ended June 30, 2011, recycled and remanufactured product sales comprised approximately 43% of our vehicle replacement products and related services sales. With our acquisition of engine remanufacturers in the fourth quarter of 2010 and the first quarter of 2011, we have begun to vertically integrate our recycled and remanufactured products supply chain by bringing the engine remanufacturing process in house.

We sell the majority of our vehicle replacement products to collision and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumper covers, hoods, fenders, grilles, valances, wheels, head lamps and tail lamps. For an additional fee, we sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, two years or a non-transferable lifetime warranty. We defer the revenue from such contracts and recognize it ratably over the term of the contracts or three years in the case of lifetime warranties. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, availability and pricing of new parts, seasonal weather patterns and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of products for our customers when we perform these services for insurance carriers.

There is no standard price for many of our products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle being repaired and competitor pricing.

For the six months ended June 30, 2011, revenue from other sources represented approximately 17% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Revenue from scrap sales will vary from period to period based on fluctuations in commodity prices, the speed with which they fluctuate and the volume of vehicles we sell for scrap.

When we obtain mechanical products from dismantled vehicles and determine they are damaged, or when we have a surplus of a certain mechanical product type, we sell them in bulk to mechanical remanufacturers as a core. The majority of these products are sorted by product type and model type. Examples of such products are engine blocks and heads, transmissions, starters, alternators and air conditioner compressors. With our entry into the engine remanufacturing industry beginning in the fourth quarter of 2010, a portion of the engine cores we previously would have sold to mechanical remanufacturers are retained and remanufactured internally.

Cost of Goods Sold

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight and other inventoried costs such as allocated overhead and import fees and duties, where applicable. Our aftermarket products are acquired from a number of vendors. Our cost of goods sold for refurbished wheels, bumper covers and lights includes the price we pay for inventory, freight and costs to refurbish the parts, including direct and indirect labor, rent, depreciation and other overhead related to refurbishing operations.

Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, storage and towing fees. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Since 2009, our labor and labor-related costs related to acquisition and dismantling have accounted for approximately 8% of our cost of goods sold for vehicles we dismantle. We are facing increasing competition in the purchase of salvage vehicles from shredders and scrap recyclers, internet-based buyers and others. Combined with overall higher prices for used vehicles since 2008, we have been paying and may continue to pay higher prices for salvage vehicles. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores, freight and costs to remanufacture the products, including direct and indirect labor, rent, depreciation and other overhead related to remanufacturing operations.

In the event we do not have a recycled product or suitable aftermarket product in our inventory to fill a customer order, we attempt to purchase the part from a competitor. We refer to these parts as brokered products. Since 2009, the revenue from brokered products that we sell to our customers has ranged from 2% to 5% of our total revenue. The gross margin on brokered product sales as a percentage of revenue is less than the gross margin from sales of our own inventory because we must pay higher prices for these products.

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

Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel, advertising, promotion and marketing costs, telephone and other communication expenses, credit card fees and bad debt expense. Since 2009, personnel costs have accounted for approximately 80% of our selling and marketing expenses. Most of our product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.

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

Seasonality

Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months we tend to have higher demand for our products because there are more weather related accidents, which generate repairs. In addition, the cost of salvage vehicles tends to be lower as the weather related accidents also generate a larger supply of total loss vehicles.

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

Revenue Recognition

We recognize and report revenue from the sale of vehicle replacement products when they are shipped or picked up and title has transferred, subject to a reserve for returns, discounts and allowances that management estimates based upon historical information. A replacement product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold. If actual returns and allowances are higher than our historical experience, there would be an adverse impact on our operating results in the period of occurrence.

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

Salvage and Remanufactured Inventory. Salvage inventory is recorded at the lower of cost or market. Our salvage inventory cost is established based upon the price we pay for a vehicle, and includes buying, dismantling and, where applicable, auction, storage and towing fees. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under direct procurement arrangements. Remanufactured inventory cost is based upon the price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead.

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

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During the six months ended June 30, 2011, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not update our annual test performed in the fourth quarter of 2010.

We are organized into three operating segments, composed of our wholesale aftermarket and recycled products, self service retail products and recycled heavy-duty truck products. We have also concluded that these three operating segments are reporting units for purposes of goodwill impairment testing in 2010.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of June 30, 2011, we had $1.1 billion in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2010. A 10% decrease in the fair value estimates of the reporting units in the annual impairment test would not have changed this determination.

While the fair value of our heavy-duty truck products reporting unit exceeded its book value by more than 10%, this reporting unit has a higher degree of uncertainty in the projections than our other units because we entered the heavy-duty truck products business relatively recently (in 2008). We typically generate lower profit margins in the early years after we enter a new line of business as we build our network and integrate the administrative functions of the acquired businesses. Our projections included in the valuation reflect our expectations of growth in revenue and profitability as a result of our continued development of our heavy-duty truck network, the implementation of internal growth strategies and the anticipated recovery from the economic downturn, which impacted truck sales through 2010. If our expectations are not realized, we could be subject to an impairment of some portion of the reporting unit’s goodwill. Results for the three and six month periods ended June 30, 2011, which exceeded our projections, reinforced our expectations of revenue and profitability growth in this reporting unit, which we will continue to monitor throughout the year. As of June 30, 2011, the reporting unit had a total of $56.4 million in goodwill.

Self-Insurance Programs

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, workers’ compensation and property under deductible insurance programs. We purchase certain stop-loss insurance to limit our liability exposure. The insurance premium costs are expensed over the contract periods.

We record an accrual for the claims expense related to our employee medical benefits, automobile liability, general liability and workers’ compensation claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, and we would increase our claims expense in that period to cover the shortfall.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $2.6 million at both June 30, 2011 and December 31, 2010 against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our net deferred tax assets in the future, an adjustment of $2.6 million to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more-likely-than-not to be realized. We recognize interest and penalties accrued relating to unrecognized tax benefits in our income tax expense. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. Changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies and deferred income tax asset valuation allowances of acquired businesses after the measurement period will be recorded in earnings in the period the changes are determined. Adjustments to other tax accruals we make are generally recognized in the period they are determined.

Stock-Based Compensation

We measure compensation cost for all stock-based payments (including employee stock options) at fair value and recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award.

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards. We have been in existence since February 1998 and have been a public company since October 2003. We have elected to use the Black-Scholes valuation model. We use the simplified method in developing an estimate of expected life of stock options because we lack sufficient data to calculate an expected life based on historical experience. Our first annual option grant with a full five year vesting period since we became a public company was on January 13, 2006, and these awards became fully vested in January 2011. Additionally, our options have a ten year life while our existence as a public company has been just over seven years. Therefore, we will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life. We estimate volatility, which is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option, based on the historical volatility of our stock. Our forfeiture assumption is based on voluntary and involuntary termination behavior as well as historical forfeiture rates. We estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. We did not grant any options during the six months ended June 30, 2011.

Recently Issued Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2, “Financial Statement Information” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the new accounting standard we adopted on January 1, 2011 and the new accounting standards issued during the current year which are effective for interim and annual periods beginning in 2012.

Segment Reporting

Approximately 94% of our operations are conducted in the U.S. We have recycled and aftermarket product operations in Canada, which were expanded in 2010 through the acquisition of Cross Canada, an aftermarket product supplier. We also have operations in Mexico, Guatemala and Costa Rica. Our locations in Mexico include an engine remanufacturer, a bumper refurbishing operation and a heavy-duty truck location.

We are organized into three operating segments, composed of wholesale aftermarket and recycled products, self service retail products and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.6%	55.3%	56.9%	54.2%
Gross margin	42.4%	44.7%	43.1%	45.8%
Facility and warehouse expenses	9.1%	9.5%	9.0%	9.5%
Distribution expenses	9.1%	8.8%	8.7%	8.6%
Selling, general and administrative expenses	12.0%	12.9%	11.7%	12.7%
Restructuring expenses	0.3%	0.0%	0.2%	0.0%
Depreciation and amortization	1.5%	1.6%	1.5%	1.5%
Operating income	10.3%	11.9%	12.0%	13.4%
Other expense, net	0.4%	1.2%	0.9%	1.2%
Income from continuing operations before provision for income taxes	10.0%	10.7%	11.1%	12.2%
Income from continuing operations	6.1%	6.5%	6.8%	7.6%
Income from discontinued operations	0.0%	0.0%	0.0%	0.2%
Net income	6.1%	6.5%	6.8%	7.7%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue. Our revenue increased 29.9% to $759.7 million for the three month period ended June 30, 2011 from $584.7 million for the comparable period of 2010. The increase in revenue was primarily due to business acquisitions, the higher volume of products we sold and higher revenue from scrap metal and other metals sales. Our total organic revenue growth rate was 12.2%, composed of 8.4% organic growth in parts and services revenue and 36.5% organic growth in other revenue. Organic growth in parts and services revenue reflects the increase in salvage revenue, which increased over relatively lower levels during the second quarter of 2010 due primarily to volume increases. During the first quarter of 2010, we lowered purchases of salvage vehicles due to higher acquisition prices at the salvage auctions, resulting in lower volume of salvage parts available for sale. Although we increased our purchases of salvage inventory during the second quarter of 2010, the benefits of the higher volume of inventory available for sale were only partially realized during the quarter. The aftermarket revenue increase was driven primarily by growth in sales volumes, which resulted from greater alternative parts usage and higher inventory purchases that contributed to a greater volume of parts available for sale. The growth in other revenue, which includes sales of scrap metal and other metals, is primarily due to higher metals prices combined with higher volume of scrap sold. We also had a 0.2% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased to 57.6% of revenue in the three month period ended June 30, 2011 from 55.3% of revenue in the comparable period of 2010. Cost of goods sold for the three months ended June 30, 2011 was primarily impacted by a shift in product mix, which increased cost of goods sold as a percentage of revenue by 1.3%. Certain of our acquisitions in the second half of 2010 and the first half of 2011 increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but have lower gross margins, such as remanufactured engines. More than half of the product mix effect was generated by sales of scrap aluminum as we expanded our smelting capacity through an acquisition in the third quarter of 2010. Our sales of scrap aluminum, which is a by-product of our wheel refinishing operations, generate lower margins than our sales of vehicle products. Additionally, cost of goods sold as a percentage of revenue increased by 0.6% in aftermarket products, primarily due to competitive sales pricing pressure combined with higher input costs.

Gross Margin. As a percentage of revenue, gross margin decreased to 42.4% from 44.7%. The decrease in our gross margin percentage is due primarily to the factors noted in Revenue and Cost of Goods Sold above.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three month period ended June 30, 2011 decreased to 9.1% of revenue compared to 9.5% for the comparable period of 2010. The decrease as a percentage of revenue is primarily due to leveraging the fixed component of facility and warehouse costs over a larger revenue base. Personnel-related costs, including compensation and benefits, fell to 5.0% of revenue from 5.4% in the comparable prior year period. The decrease in facility and warehouse expenses as a percentage of revenue noted above was primarily a result of higher other revenue (especially the pricing component of the scrap revenue increase), which grew at a greater rate than personnel expenditures.

Distribution Expenses. Distribution expenses as a percentage of revenue for the second quarter of 2011 increased to 9.1% of revenue, compared to 8.8% of revenue for the second quarter of 2010, as benefits from improved utilization of our distribution employees were offset by higher fuel and freight costs. Rising fuel prices resulted in fuel expense increasing to 1.6% of revenue from 1.3% of revenue during the prior year period. Higher fuel prices also impacted third party freight expense, which increased to 1.5% of revenue during the second quarter of 2011 from 1.1% for the second quarter of 2010. These increases were partially offset by a decrease in employee-related expenses, which declined from 4.4% of revenue to 4.1% of revenue as we leveraged our distribution network in a period of growing revenue and higher other revenue that did not require additional distribution expenditures.

Selling, General and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses decreased to 12.0% for the three month period ended June 30, 2011 from 12.9% for the comparable prior year period. As a percentage of revenue, personnel-related costs, including compensation and benefits, fell to 9.1% of revenue for the second quarter of 2011 from 9.5% for the second quarter of 2010. Selling costs as a percentage of revenue decreased primarily due to higher other revenue that did not require incremental selling effort. General and administrative expenses as a percentage of revenue decreased due to improved utilization of general and administrative costs in a period of increasing revenue.

Restructuring Expenses. We incurred restructuring expenses of $2.4 million and $0.3 million for the three month periods ended June 30, 2011 and 2010, respectively. In the second quarter of 2011, we initiated restructuring activities related to our acquisition of the U.S. vehicle refinish paint distribution business of Akzo Nobel, which resulted in $2.1 million of charges for lease termination payments and excess facility reserves as we closed duplicate facilities. We also incurred $0.3 million during the second quarter of 2011 related to restructuring activities from our 2010 acquisition of Cross Canada. Restructuring charges incurred during the second quarter of 2010 included charges related to integration efforts from 2009 acquisitions. See Note 11, “Restructuring and Integration Costs” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense (including that reported in cost of goods sold above) was 1.7% for each of the three month periods ended June 30, 2011 and 2010. Our increased levels of property and equipment, primarily driven by business acquisitions in 2010 and 2011, were offset by continued leveraging of those facilities to grow revenue.

Operating Income. As a percentage of revenue, operating income decreased to 10.3% in the three month period ended June 30, 2011 from 11.9% during the same period in the prior year. The decrease in operating income as a percentage of revenue was primarily due to a decline in gross margin, partially offset by improved leveraging of our operating expenses.

Other Expense, Net. Total other expense, net decreased to $2.7 million during the three month period ended June 30, 2011 from $7.0 million for the comparable prior year period. The decrease in other expense, net is due to a $2.5 million decrease in interest expense combined with a $1.6 million gain from the adjustment of a contingent purchase price liability related to one of our 2010 acquisitions. Interest expense decreased due to a reduction in the average effective interest rate on our bank borrowings to 3.4% from 4.9% during the comparable prior year period, resulting from lower interest rates under our new credit facility effective March 25, 2011 combined with the impact of lower fixed interest rates under our outstanding swaps in the second quarter of 2011 compared to the second quarter of 2010.

Provision for Income Taxes. Our effective income tax rate for the three month period ended June 30, 2011 was 38.4%, a decrease from the prior year second quarter effective tax rate of 39.4%. The decrease in the effective tax rate was primarily due to the geographic distribution of earnings and other changes in permanent differences.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue. Our revenue increased 30.1% to $1.5 billion for the six month period ended June 30, 2011 from $1.2 billion for the comparable period of 2010. The increase in revenue was primarily due to business acquisitions, the higher volume of products we sold and higher revenue from scrap metal and other metals sales. Our total organic revenue growth rate was 12.9%, composed of 9.4% organic growth in parts and services revenue and 36.6% organic growth in other revenue. Organic growth in parts and services revenue reflects the increase in salvage revenue over relatively lower levels during the first six months of 2010 due primarily to volume increases. The prior year period was impacted by the cash for clunkers program, under which we purchased lower cost, older vehicles that did not have the same parts revenue potential as our more recent inventory purchases. Additionally, during the first quarter of 2010, we lowered purchases of salvage vehicles due to higher acquisition prices at the salvage auctions, resulting in lower volume of salvage parts available for sale. Although we increased our purchases of salvage inventory during the second quarter of 2010, the benefits of the higher volume of inventory available for sale were only partially realized through June 2010. In the second half of 2011, we expect our organic revenue growth rate for parts and services to be lower than the rate generated in the first half of the year, as the comparative prior year period revenue levels reflect a lesser impact from the cash for clunkers program and lower salvage buying levels in early 2010. The aftermarket revenue increase was driven primarily by growth in sales volumes, which resulted from greater alternative parts usage and higher inventory purchases that contributed to a greater volume of parts available for sale. The growth in other revenue, which includes sales of scrap metal and other metals, is primarily due to higher metals prices combined with higher volume of scrap sold. We also had a 0.2% favorable impact on revenue derived from foreign exchange on our Canadian operations. For the full year, we continue to project organic revenue growth for parts and services in the 6% to 8% range. We also expect that for acquisitions completed as of June 30, 2011, our acquisition revenue growth, defined as revenue generated by acquisitions for the one year period following the acquisition date, will be approximately $100 million and $50 million in the third and fourth quarters of 2011, respectively.

Cost of Goods Sold. Our cost of goods sold increased to 56.9% of revenue in the six month period ended June 30, 2011 from 54.2% of revenue in the comparable period of 2010. Cost of goods sold for the six months ended June 30, 2011 was primarily impacted by a shift in product mix, which increased cost of goods sold as a percentage of revenue by 1.3%. Certain of our acquisitions in the second half of 2010 and the first half of 2011 increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but have lower margins, such as remanufactured engines. More than half of the product mix effect was generated by sales of scrap aluminum as we expanded our smelting capacity through an acquisition in the third quarter of 2010. Our sales of scrap aluminum, which is a by-product of our wheel refinishing operations, generate lower margins than our sales of vehicle products. Vehicle acquisition costs for both our wholesale and self service businesses were impacted by higher overall demand for salvage vehicles at auction combined with higher scrap prices, which increased cost of goods sold by 0.9% of revenue. Salvage vehicle costs as a percentage of revenue were also positively impacted in the prior year period due to revenue generated from lower cost cash for clunkers vehicles purchased in the second half of 2009. Additionally, cost of goods sold as a percentage of revenue increased by 0.6% in aftermarket products, primarily due to competitive sales pricing pressure combined with higher input costs.

Gross Margin. As a percentage of revenue, gross margin decreased to 43.1% from 45.8%. The decrease in our gross margin percentage is due primarily to the factors noted in Revenue and Cost of Goods Sold above.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the six month period ended June 30, 2011 decreased to 9.0% of revenue from 9.5% for the comparable period of 2010. The decrease as a percentage of revenue is primarily due to leveraging the fixed component of facility and warehouse costs over a larger revenue base. Personnel-related costs, including compensation and benefits, fell to 4.9% of revenue from 5.3% in the comparable prior year period. The decrease in facility and warehouse expenses as a percentage of revenue noted above was primarily a result of higher other revenue (especially the pricing component of the scrap revenue increase), which grew at a greater rate than personnel expenditures.

Distribution Expenses. Distribution expenses as a percentage of revenue for the six month period ended June 30, 2011 increased by 0.1% compared to the same period in 2010 as higher fuel and freight costs offset benefits from improved utilization of our distribution employees. Rising fuel prices increased fuel expense to 1.5% of revenue for the six month period ended June 30, 2011 from 1.2% in the comparable prior year period. Higher fuel prices also impacted third party freight expense, which increased to 1.5% of revenue during the six months ended June 30, 2011 from 1.1% for the prior year period. These increases were partially offset by a decrease in employee-related expenses, which declined from 4.3% of revenue to 4.0% of revenue as we leveraged our distribution network in a period of growing revenue and higher other revenue that did not require additional distribution expenditures.

Selling, General and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses decreased to 11.7% for the six month period ended June 30, 2011 from 12.7% for the six month period ended June 30, 2010. As a percentage of revenue, personnel-related costs, including compensation and benefits, fell to 8.9% of revenue for the six months ended June 30, 2011 from 9.5% for the comparable prior year period. Selling costs as a percentage of revenue decreased primarily due to higher other revenue that did not require incremental selling effort, while general and administrative expenses as a percentage of revenue decreased due to improved utilization of general and administrative costs in a period of increasing revenue.

Restructuring Expenses. During the six months ended June 30, 2011, we incurred $2.4 million of restructuring expenses, compared to $0.4 million for the six months ended June 30, 2010. In 2011, we initiated restructuring activities related to our acquisition of the U.S. vehicle refinish paint distribution business of Akzo Nobel, which resulted in $2.1 million of charges for lease termination payments and excess facility reserves as we closed duplicate facilities. We also incurred $0.3 million related to restructuring activities from our 2010 acquisition of Cross Canada. Restructuring charges incurred during the six months ended June 30, 2010 included charges related to integration efforts from 2009 acquisitions. See Note 11, “Restructuring and Integration Costs” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense (including that reported in cost of goods sold above) was 1.6% and 1.7% for the six month periods ended June 30, 2011 and 2010, respectively. Our increased levels of property and equipment, primarily driven by business acquisitions in 2010 and 2011, were offset by continued leveraging of those facilities to grow revenue.

Operating Income. As a percentage of revenue, operating income decreased to 12.0% in the six month period ended June 30, 2011 from 13.4% during the same period in the prior year. The decrease in operating income as a percentage of revenue was primarily due to a decline in gross margin, partially offset by improved leveraging of our operating expenses.

Other Expense, Net. Total other expense, net increased to $14.3 million during the six month period ended June 30, 2011 from $14.1 million for the comparable prior year period. During the six months ended June 30, 2011, we incurred a $5.3 million loss on debt extinguishment resulting from the write-off of debt issuance costs. On March 25, 2011, we executed a new senior secured credit agreement, and as a result, the unamortized balance of debt issuance costs related to the previous credit agreement was written off. This additional expense was partially offset by a $3.4 million decrease in interest expense combined with a $1.6 million gain from the adjustment of a contingent purchase price liability related to one of our 2010 acquisitions. Interest expense decreased due to a reduction in the average effective interest rate on our bank borrowings to 4.0% from 5.0% during the comparable prior year period, resulting from lower interest rates under our new credit facility effective March 25, 2011 combined with the impact of lower fixed interest rates under our outstanding swaps in the first half of 2011 compared to the first half of 2010.

Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2011 was 38.9% compared with 38.2% for six months ended June 30, 2010. The effective income tax rate for the six months ended June 30, 2011 included a discrete charge of $0.2 million attributable to the revaluation of deferred taxes in connection with state tax rate changes, while the effective income tax rate for the comparable prior year period included a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization. Excluding the impact of discrete items, the effective income tax rate was lower for the six months ended June 30, 2011 as a result of favorable geographic distribution of earnings and other changes in permanent differences.

Income from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes, was $2.0 million for the six months ended June 30, 2010, which was primarily the result of a gain of $2.7 million ($1.7 million, net of tax) from the sale of two self service retail facilities on January 14, 2010. Our 2011 results do not include any impact from these discontinued operations as the facilities were closed or sold in the first quarter of 2010.

2011 Outlook

We estimate that full year 2011 income from continuing operations and diluted earnings per share from continuing operations, excluding the impact of any restructuring expenses and any gains or losses related to acquisitions or divestitures, will be in the range of $201 million to $211 million and $1.36 to $1.42, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. On March 25, 2011, we entered into a senior secured credit agreement with a syndicate of banks led by JP Morgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A. and Wells Fargo Bank, N.A., which replaced our 2007 credit facility. Under the new credit agreement, we may borrow up to $1 billion, consisting of a five-year $750 million revolving credit facility and a five-year $250 million term loan facility. Our initial use of proceeds included payment in full of amounts outstanding under our previous credit agreement. As of June 30, 2011, the outstanding obligations under the facilities were $574.6 million, composed of $246.9 million of term loans and $327.7 million of revolver borrowings, compared to $590.1 million of term loans outstanding at December 31, 2010 under the previous credit agreement. Our availability under the revolver at June 30, 2011, including the impact of outstanding letters of credit of $33.7 million, was $388.6 million. We do not expect to utilize the revolver as a primary source of funding for working capital needs as we expect our cash flows from operations to be sufficient for that purpose, but we do maintain availability as we continue to expand our facilities and network. At June 30, 2011, cash and cash equivalents totaled $42.3 million.

Borrowings under the credit facility accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our senior secured credit agreement at June 30, 2011 (after giving effect to the interest rate swap contracts in force, described in Note 6, “Derivative Instruments and Hedging Activities” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) was 2.77%. The decline in our weighted average interest rate during the second quarter of 2011 resulted from lower fixed rates under our outstanding swaps at June 30, 2011 compared to December 31, 2010 and lower margins under the new credit facility. Of our outstanding credit agreement borrowings of $574.6 million and $590.1 million at June 30, 2011 and December 31, 2010, $12.5 million and $50.0 million were classified as current maturities, respectively.

The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Our purchases of aftermarket products and wheels totaled approximately $173.0 million and $352.3 million in the three and six months ended June 30, 2011, respectively, and $126.1 million and $267.6 million in the comparable periods of 2010. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 56,800 and 112,100 wholesale salvage vehicles in the three and six months ended June 30, 2011, respectively, and 52,400 and 99,100 in the comparable periods of 2010. In addition, we acquired approximately 86,300 and 167,100 lower cost self service and crush only vehicles in the three and six months ended June 30, 2011, respectively, and 77,700 and 144,900 in the comparable periods of 2010.

Net cash provided by operating activities totaled $101.1 million for the six months ended June 30, 2011, compared to $101.2 million for the same period of 2010. During the six months of 2011, our operating income, excluding depreciation and amortization, increased by $31.1 million relative to the same period in 2010, which was offset by a higher net investment in our primary working capital accounts (receivables, inventory, and accounts payable) and $11.5 million in higher tax payments primarily driven by the increase in pretax income. The net cash outflow for our primary working capital accounts increased to $48.9 million for the six months ended June 30, 2011 from $26.5 million for the comparable prior year period, primarily due to the timing of cash payments and collections. Our inventory purchasing levels in the first half of 2011, which exceeded purchasing levels of the comparable prior year period, were partially offset by increased product sales during the period.

Net cash used in investing activities totaled $138.0 million for the six months ended June 30, 2011, compared to $22.4 million for the same period of 2010. We invested $95.6 million of cash in seven acquisitions during the first half of 2011, compared to $13.7 million for five acquisitions in the comparable period of 2010. In January 2010, we completed the sale of two of our self service yards, resulting in a cash inflow, net of cash sold, of $12.0 million. Property and equipment purchases were $42.5 million in the six months ended June 30, 2011, which is $21.7 million greater than the capital expenditures in the comparable period of 2010. The growth in capital expenditures is driven by an increase in site improvement and capacity expansion projects, as well as expenditures related to planned 2010 projects that carried over into 2011, compared to the first half of 2010.

Net cash used in financing activities totaled $16.5 million for the six months ended June 30, 2011, compared to net cash provided by financing activities of $2.5 million for the same period of 2010. In March 2011, we entered into a new credit agreement, under which our initial draw of $591.8 million was used to pay off amounts outstanding under the previous credit facility. We utilized cash holdings to pay down a net $16.8 million of revolver debt subsequent to the initial draw. Additionally, we made a scheduled term loan payment of $3.1 million in the six months ended June 30, 2011. Related to the execution of the new credit facility, we paid $8.2 million of debt issuance costs. During the comparable prior year period, we elected to prepay $7.5 million of our term loan payments scheduled for the fourth quarter of 2010. Repayments of other debt, which primarily consists of notes issued for business acquisitions, were $0.7 million for the six months ended June 30, 2011, compared to $1.1 million in the prior year period. Cash generated from exercises of stock options provided $5.1 million for each of the six month periods ended June 30, 2011 and 2010. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $4.1 million and $6.0 million in the six months ended June 30, 2011 and 2010, respectively.

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

2011 Outlook

We estimate that our capital expenditures for the remainder of 2011, excluding business acquisitions or capital expenditures resulting from business acquisitions, will be between $42 million and $52 million. We expect to use these funds for growth projects, including several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be approximately 25% of the total capital expenditures for 2011. We anticipate that net cash provided by operating activities for 2011 will be approximately $195 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan ChaseBank, N.A. and Bank of America, N.A.) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of June 30, 2011, we held two interest rate swap contracts representing a total of $350 million of notional amount with maturity dates in October 2013 ($100 million) and October 2015 ($250 million). These contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. As of June 30, 2011, the fair market value of the $250 million notional amount swap was an asset of $0.9 million, while the fair market value of the $100 million notional amount swap was a liability of $0.9 million. The value of such contracts is subject to changes in interest rates.

At June 30, 2011, we had unhedged variable rate debt of $224.6 million. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $2.2 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the metal price fluctuations, which influence our revenue, and any inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. During the first quarter of 2010, the steep increase in metals prices contributed to higher margins as we sold off lower cost inventory acquired in late 2009. The continuing increase in metal prices throughout 2010 and into 2011 contributed to increased revenue during the six month period ended June 30, 2011. If market prices were to fall at a greater rate than our salvage acquisition costs, we could experience a decline in gross margin rate.

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

We do not attempt to hedge our foreign currency risk related to our operations in Central America and Canada under our present policies. Under the terms of our credit agreement executed in the first quarter, we have amounts outstanding against our revolver facility denominated in Canadian dollars for CAD $36.3 million as of June 30, 2011. We have not elected to hedge the foreign currency risk related to this term loan as we generate Canadian dollar cash flows that can be used to fund debt payments.

Item 4.	Controls and Procedures

As of June 30, 2011, the end of the period covered by this report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Co-Chief Executive Officers and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting during the six months ended June 30, 2011 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because our business depends on vehicle accidents for both the demand for repairs using our products and the supply of wholesale recycled products, factors which influence the number and/or severity of accidents, including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the use of cellular telephones and other electronic equipment by drivers, the congestion of traffic, the occurrence and severity of certain weather conditions, the use of alcohol and drugs by drivers, the effectiveness of accident avoidance systems in new vehicles, and the condition of roadways, impact our business. In this regard, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones while driving, and such restrictions could lead to a decline in accidents. To the extent OEMs develop or are mandated by law to install new accident avoidance systems, the number and severity of accidents could decrease. Moreover, an increase in fuel prices may cause the number of vehicles on the road to decline and the number of miles driven to decline, as motorists seek alternative transportation options, and this also could lead to a decline in accidents. In addition, the number of new automobiles sold annually in the U.S. has dropped since 2007 compared to the average number of new vehicles sold annually from 1999 through 2006 while the total population of vehicles has declined slightly from its peak, resulting in an increase of the average age of vehicles.

Item 6. Exhibits

Exhibits

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.2	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on April 26, 2011).

10.3	LKQ Management Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its Annual Meeting of Stockholders on May 2, 2011 filed on March 17, 2011).

10.4	Form of LKQ Corporation Executive Officer 2011 Bonus Program Award Memorandum (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on May 6, 2011).

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2011.

LKQ CORPORATION

/S/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)