Form 10-Q
period 2011-09-30
LKQ CORP
filed 2011-10-28
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

At October 21, 2011, the registrant had issued and outstanding an aggregate of 146,574,788 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
Assets

Current Assets:
Cash and equivalents	$45,112	$95,689
Receivables, net	231,147	191,085
Inventory	605,665	492,688
Deferred income taxes	35,184	32,506
Prepaid income taxes	3,131	10,923
Prepaid expenses and other current assets	16,351	13,985

Total Current Assets	936,590	836,876
Property and Equipment, net	371,160	331,312
Intangible Assets:
Goodwill	1,121,754	1,032,973
Other intangibles, net	70,484	69,302
Other Assets	38,024	29,046

Total Assets	$2,538,012	$2,299,509

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$84,496	$76,437
Accrued expenses:
Accrued payroll-related liabilities	54,645	41,376
Self-insurance reserves	16,554	16,820
Other accrued expenses	41,927	25,832
Deferred revenue	8,713	9,224
Current portion of long-term obligations	18,915	52,888
Liabilities of discontinued operations	2,276	2,744

Total Current Liabilities	227,526	225,321
Long-Term Obligations, Excluding Current Portion	613,691	548,066
Deferred Income Tax Liabilities	61,832	66,059
Other Noncurrent Liabilities	55,240	45,902
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 146,528,723 and 145,466,575 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,465	1,455
Additional paid-in capital	892,948	869,798
Retained earnings	692,649	538,530
Accumulated other comprehensive (loss) income	(7,339)	4,378

Total Stockholders’ Equity	1,579,723	1,414,161

Total Liabilities and Stockholders’ Equity	$2,538,012	$2,299,509

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$783,898	$607,621	$2,330,230	$1,795,818
Cost of goods sold	449,576	346,197	1,330,026	989,838

Gross margin	334,322	261,424	1,000,204	805,980
Facility and warehouse expenses	72,183	56,991	211,184	170,125
Distribution expenses	68,441	51,783	203,300	154,140
Selling, general and administrative expenses	92,986	77,671	274,142	228,437
Restructuring and acquisition related expenses	2,910	223	5,333	593
Depreciation and amortization	12,314	9,549	34,900	27,940

Operating income	85,488	65,207	271,345	224,745
Other expense (income):
Interest expense, net	4,847	7,186	15,927	21,617
Loss on debt extinguishment	—	—	5,345	—
Other expense (income), net	623	(274)	(1,480)	(573)

Total other expense, net	5,470	6,912	19,792	21,044

Income from continuing operations before provision for income taxes	80,018	58,295	251,553	203,701
Provision for income taxes	30,787	22,394	97,434	77,911

Income from continuing operations	49,231	35,901	154,119	125,790
Discontinued operations:
Income from discontinued operations, net of taxes	—	—	—	224
Gain on sale of discontinued operations, net of taxes	—	—	—	1,729

Income from discontinued operations	—	—	—	1,953

Net income	$49,231	$35,901	$154,119	$127,743

Basic earnings per share (a)
Income from continuing operations	$0.34	$0.25	$1.06	$0.88
Income from discontinued operations	—	—	—	0.01

Total	$0.34	$0.25	$1.06	$0.89

Diluted earnings per share (a)
Income from continuing operations	$0.33	$0.25	$1.04	$0.86
Income from discontinued operations	—	—	—	0.01

Total	$0.33	$0.25	$1.04	$0.88

Weighted average common shares outstanding:
Basic	146,325	143,258	145,954	142,769
Diluted	148,402	145,798	148,144	145,470

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$154,119	$127,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,308	30,389
Stock-based compensation expense	10,028	7,713
Excess tax benefit from share-based payments	(5,626)	(9,375)
Gain on sale of discontinued operations	—	(2,744)
Loss on debt extinguishment	5,345	—
Other	326	3
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Receivables	(18,048)	(1,433)
Inventory	(51,301)	(43,818)
Prepaid income taxes/income taxes payable	12,351	14,566
Accounts payable	1,770	11,307
Other operating assets and liabilities	11,910	10,212

Net cash provided by operating activities	159,182	144,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(61,294)	(36,982)
Proceeds from sales of property and equipment	1,478	977
Proceeds from sale of businesses, net of cash sold	—	11,992
Cash used in acquisitions, net of cash acquired	(180,512)	(70,281)

Net cash used in investing activities	(240,328)	(94,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,506	8,725
Excess tax benefit from share-based payments	5,626	9,375
Debt issuance costs	(10,816)	—
Borrowings under revolving credit facility	526,753	—
Repayments under revolving credit facility	(149,328)	—
Borrowings under term loan	250,000	—
Repayments under term loans	(597,339)	(7,476)
Repayments of other long-term debt	(1,680)	(1,348)

Net cash provided by financing activities	30,722	9,276

Effect of exchange rate changes on cash and equivalents	(153)	227
Net (decrease) increase in cash and equivalents	(50,577)	59,772
Cash and equivalents, beginning of period	95,689	108,906

Cash and equivalents, end of period	$45,112	$168,678

Supplemental disclosure of cash flow information:
Purchase price payable, including notes issued in connection with business acquisitions	$13,240	$8,583
Cash paid for income taxes, net of refunds	83,655	65,709
Cash paid for interest	15,653	20,927
Property and equipment purchases not yet paid	3,534	611

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2010	145,467	$1,455	$869,798	$538,530	$4,378	$1,414,161
Net income	—	—	—	154,119	—	154,119
Net reduction of unrealized gain/increase in unrealized loss on fair value of interest rate swap agreements, net of tax of $(4,095)	—	—	—	—	(7,281)	(7,281)
Foreign currency translation	—	—	—	—	(4,436)	(4,436)

Total comprehensive income						142,402
Restricted Stock Units vested	80	1	(1)	—	—	—
Stock issued as director compensation	13	—	318	—	—	318
Stock-based compensation expense	—	—	9,710	—	—	9,710
Exercise of stock options	969	9	7,497	—	—	7,506
Excess tax benefit from share-based payments	—	—	5,626	—	—	5,626

BALANCE, September 30, 2011	146,529	$1,465	$892,948	$692,649	$(7,339)	$1,579,723

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

Note 2. Financial Statement Information

Revenue Recognition

The majority of our revenue is derived from the sale of aftermarket, recycled, refurbished and remanufactured automotive replacement products. Revenue is recognized when the products are shipped or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We have recorded a reserve for estimated returns, discounts and allowances of approximately $19.5 million and $18.2 million at September 30, 2011 and December 31, 2010, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Consolidated Condensed Statements of Income and are shown as a current liability on our Unaudited Consolidated Condensed Balance Sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Receivables

We have recorded a reserve for uncollectible accounts of approximately $7.1 million and $6.9 million at September 30, 2011 and December 31, 2010, respectively.

Inventory

Inventory consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Aftermarket and refurbished products	$324,863	$274,728
Salvage and remanufactured products	272,960	209,514
Core facilities inventory	7,842	8,446

	$605,665	$492,688

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, covenants not to compete and customer relationships.

The change in the carrying amount of goodwill during the nine months ended September 30, 2011 is as follows (in thousands):

Balance as of January 1, 2011	$1,032,973
Business acquisitions and adjustments to previously recorded goodwill	92,048
Exchange rate effects	(3,267)

Balance as of September 30, 2011	$1,121,754

During the nine months ended September 30, 2011, we finalized the valuation of certain intangible assets acquired related to our 2010 acquisitions. As these adjustments did not have a material impact on our financial position or results of operations, we recorded these adjustments to goodwill and amortization expense in the nine month period ended September 30, 2011.

The components of other intangibles are as follows (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$75,997	$(14,928)	$61,069	$75,661	$(12,020)	$63,641
Covenants not to compete	2,276	(728)	1,548	2,688	(1,382)	1,306
Customer relationships	10,032	(2,165)	7,867	4,355	—	4,355

	$88,305	$(17,821)	$70,484	$82,704	$(13,402)	$69,302

During the nine months ended September 30, 2011, we recorded $0.4 million of trade names, $0.6 million of covenants not to compete and $5.7 million of customer relationships resulting from our 2011 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2010 acquisitions. Trade names and trademarks are amortized over a useful life ranging from 10 to 20 years on a straight-line basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Customer relationships are amortized over the expected period to be benefitted (5 to 10 years) on either a straight-line or accelerated basis. Amortization expense for intangibles was approximately $5.4 million and $3.1 million during the nine month periods ended September 30, 2011 and 2010, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2015 is $7.3 million, $6.9 million, $6.1 million, $5.4 million and $4.8 million, respectively.

Depreciation Expense

Included in cost of goods sold on the Unaudited Consolidated Condensed Statements of Income is depreciation expense associated with refurbishing, remanufacturing and furnace operations.

Warranty Reserve

Some of our salvage mechanical products are sold with a standard six-month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three-year warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claims information to project future warranty claims activity. The changes in the warranty reserve during the nine month period ended September 30, 2011 were as follows (in thousands):

Balance as of January 1, 2011	$2,063
Warranty expense	16,509
Warranty claims	(15,582)
Business acquisitions	3,475

Balance as of September 30, 2011	$6,465

For an additional fee, we also sell extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Fair Value of Financial Instruments

Our debt is reflected on the balance sheet at cost. As discussed in Note 5, “Long-Term Obligations,” we entered into a new senior secured credit agreement on March 25, 2011, which was subsequently amended and restated effective September 30, 2011. The amendment to the credit agreement includes expanded capacity under our revolving credit facility and an additional term loan facility. The interest rate structure under these facilities, which approximated market rates as of the effective date, maintains the same interest rate margin structure as the existing facilities under the credit agreement. Therefore, the fair value of the outstanding debt on our senior secured credit agreement approximated the carrying value of $618.4 million at September 30, 2011.

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

The following table sets forth revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Aftermarket, other new and refurbished products	$365,569	$291,607	$1,102,887	$894,251
Recycled, remanufactured and related products and services	284,660	228,797	830,142	658,179
Other	133,669	87,217	397,201	243,388

	$783,898	$607,621	$2,330,230	$1,795,818

Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” which grants entities the option to first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform the two-step impairment test for the reporting unit. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Since this ASU does not change the accounting guidance for testing goodwill if the “more likely than not” qualitative threshold is met, the adoption of this guidance will not affect our financial position, results of operations or cash flows.

In June 2011, the FASB released ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities will have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance will not affect our financial position, results of operations or cash flows.

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

The self service facilities that we sold or closed are reported as discontinued operations for all periods presented. As of September 30, 2011 and December 31, 2010, we had accrued liabilities applicable to discontinued operations of $2.3 million and $2.7 million, respectively, included in the Unaudited Consolidated Condensed Balance Sheets. These liabilities were primarily composed of accrued restructuring expenses for the excess lease payments (net of estimated sublease income) and facility closure costs related to two of the closed self service facilities.

Results of operations for the discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$686

Income before income tax provision	$—	$—	$—	$355
Income tax provision	—	—	—	131

Income from discontinued operations, net of taxes, before gain on sale of discontinued operations	—	—	—	224
Gain on sale of discontinued operations, net of taxes of $1,015	—	—	—	1,729

Income from discontinued operations, net of taxes	$—	$—	$—	$1,953

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

A summary of transactions in our stock-based compensation plans for the nine months ended September 30, 2011 is as follows:

	Shares Available For Grant	Stock Options		Restricted Stock		RSUs
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	2,140,090	8,073,965	$12.27	154,000	$19.00	—	$—
Granted	(821,674)	—	—	—	—	821,674	23.60
Shares issued for director compensation	(12,902)	—	—	—	—	—	—
Exercised	—	(969,007)	7.75	—	—	—	—
Restricted stock or RSUs vested	—	—	—	(43,000)	19.07	(80,239)	23.60
Cancelled	139,778	(124,225)	16.72	—	—	(15,553)	23.54
Additional shares registered	6,400,000	—	—	—	—	—	—

Balance, September 30, 2011	7,845,292	6,980,733	$12.82	111,000	$18.97	725,882	$23.60

During the nine month period ended September 30, 2011, our Board of Directors granted 821,674 RSUs to employees and directors. The fair value of RSUs is based on the market price of LKQ stock on the date of issuance. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSUs granted during the nine month period ended September 30, 2011, forfeiture rates of 5% and 0% have been used for grants to employees and executive officers, respectively.

The total grant-date fair value of options that vested during the nine months ended September 30, 2011 was approximately $8.4 million. There were 969,007 stock options exercised during the nine months ended September 30, 2011 with an intrinsic value (market value of stock less option exercise price) of $17.0 million. The fair value of restricted shares and RSUs that vested during the nine months ended September 30, 2011 was approximately $1.0 million and $2.1 million, respectively.

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$2,143	$2,298	$6,290	$6,812
Restricted stock	230	230	683	683
RSUs	968	—	2,737	—
Stock issued to non-employee directors	85	73	318	218

Total stock-based compensation expense	$3,426	$2,601	$10,028	$7,713

The following table sets forth the total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$84	$73	$252	$216
Facility and warehouse expenses	608	541	1,842	1,608
Selling, general and administrative expenses	2,734	1,987	7,934	5,889

	3,426	2,601	10,028	7,713
Income tax benefit	(1,326)	(1,023)	(3,881)	(3,032)

Total stock-based compensation expense, net of tax	$2,100	$1,578	$6,147	$4,681

We have not capitalized any stock-based compensation costs during either of the nine month periods ended September 30, 2011 or 2010.

At September 30, 2011, a total of 6,955,846 options with a weighted average exercise price of $12.79 and a weighted average remaining contractual life of 5.8 years had vested or were expected to vest. As of September 30, 2011, 111,000 shares of restricted stock with a weighted average remaining contractual life of 1.8 years were expected to vest. As of September 30, 2011, 715,450 RSUs with a weighted average remaining contractual life of 4.3 years were expected to vest. Unrecognized compensation expense related to stock options, restricted stock and RSUs at September 30, 2011 is expected to be recognized as follows (in thousands):

	Stock Options	Restricted Stock	RSUs	Total
Remainder of 2011	$2,041	$230	$897	$3,168
2012	6,929	913	3,792	11,634
2013	4,743	208	3,792	8,743
2014	3,117	139	3,718	6,974
2015	78	—	3,676	3,754
2016	—	—	166	166

Total unrecognized compensation expense	$16,908	$1,490	$16,041	$34,439

The following table summarizes information about outstanding and exercisable stock options at September 30, 2011:

Range of Exercise Prices	Outstanding			Exercisable
	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75 - $5.00	1,483,440	2.5	$3.86	1,483,440	2.5	$3.86
$5.01 - $10.00	587,860	4.2	9.29	587,860	4.2	9.29
$10.01 - $15.00	2,162,118	6.6	11.33	1,335,493	6.2	11.07
$15.01 - $20.00	2,724,815	7.4	19.56	1,216,626	7.0	19.39
$20.01 +	22,500	6.6	21.28	13,650	6.6	21.28

	6,980,733	5.8	$12.82	4,637,069	5.0	$10.75

The aggregate intrinsic value of outstanding, expected to vest and exercisable stock options at September 30, 2011 was $79.2 million, $79.1 million and $62.2 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $24.16 on September 30, 2011. This amount changes based upon the fair market value of our common stock.

Note 5. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Senior secured debt:
Term loans payable	$243,750	$590,099
Revolving credit facility	374,621	—
Notes payable through August 2019 at a weighted average interest rate of 3.3%	14,235	10,855

	632,606	600,954
Less current maturities	(18,915)	(52,888)

	$613,691	$548,066

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

On March 25, 2011, we entered into a credit agreement (the “Original 2011 Credit Agreement”) with the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America N.A., as syndication agent, RBS Citizens, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Citizens, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, which was amended on September 30, 2011 (as amended, the “Amended and Restated 2011 Credit Agreement”). The Original 2011 Credit Agreement provided for borrowings up to $1 billion, consisting of (1) a five-year $750 million revolving credit facility (the “Revolving Credit Facility”), and (2) a five-year $250 million term loan facility (the “Term Loan Facility”). Under the Revolving Credit Facility, we were permitted to draw up to the U.S. dollar equivalent of $300 million in Canadian Dollars, Pounds Sterling, euros, and other agreed-upon currencies. The Original 2011 Credit Agreement also provided for (a) the issuance of up to $75 million of letters of credit under the Revolving Credit Facility in agreed-upon currencies, (b) the issuance of up to $25 million of swing line loans under the Revolving Credit Facility, and (c) the opportunity to increase the amount of the Revolving Credit Facility or obtain incremental term loans up to $400 million. Outstanding letters of credit and swing line loans are taken into account when determining availability under the Revolving Credit Facility. We used the initial proceeds from the Original 2011 Credit Agreement to pay off outstanding amounts of $591.1 million under the 2007 Credit Agreement.

The Amended and Restated 2011 Credit Agreement retains most of the terms of the Original 2011 Credit Agreement while also modifying certain terms to (1) provide an additional term loan facility of up to $200 million (“New Term Loan Facility”); (2) increase the total availability under the Revolving Credit Facility by $200 million to $950 million (the increase was applied to the multicurrency component of the Revolving Credit Facility, thus increasing the foreign currency availability to $500 million from $300 million); (3) increase the amount of letters of credit that may be issued under the Revolving Credit Facility to $125 million from $75 million; (4) add certain subsidiaries as additional borrowers under the Revolving Credit Facility; and (5) make other immaterial or clarifying modifications and amendments to the terms of the Original 2011 Credit Agreement. The Amended and Restated 2011 Credit Agreement maintains our opportunity to increase the amount of the Revolving Credit Facility or obtain incremental term loans up to $400 million. We used the initial proceeds from a draw under the increased Revolving Credit Facility for the acquisition of Euro Car Parts Holdings Limited (“ECP”) in October 2011, as discussed in more detail in Note 10, “Business Combinations.” As of September 30, 2011, we have not drawn any amounts under the New Term Loan Facility.

The obligations under the Amended and Restated 2011 Credit Agreement are unconditionally guaranteed by our direct and indirect domestic subsidiaries and certain foreign subsidiaries. Obligations under the Amended and Restated 2011 Credit Agreement, including the related guarantees, are collateralized by a security interest and lien on a majority of the existing and future personal property of, and a security interest in 100% of our equity interest in, each of our existing and future direct and indirect domestic and foreign subsidiaries, provided that if a pledge of 100% of a foreign subsidiary’s voting equity interests gives rise to an adverse tax consequence, such pledge shall be limited to 65% of the voting equity interest of the first tier foreign subsidiary. In the event that we obtain and maintain certain ratings from S&P (BBB- or better, with stable or better outlook) or Moody’s (Baa3 or better, with stable or better outlook), and upon our request, the security interests in and liens on the collateral described above shall be released. In October 2011, Moody’s and S&P affirmed our credit ratings at Ba2 and BB+, respectively, with a stable outlook.

Amounts under the Revolving Credit Facility will be due and payable upon maturity of the Amended and Restated 2011 Credit Agreement in March 2016. Amounts under the Term Loan Facility are due and payable in quarterly installments, with the annual payments equal to 5% of the original principal amount in the first and second years, 10% of the original principal amount in the third and fourth years, and 15% of the original principal amount in the fifth year. The remaining balance under the Term Loan Facility will be due and payable on the maturity date of the Amended and Restated 2011 Credit Agreement. Amounts under the New Term Loan Facility will be due and payable in quarterly installments equal to 1.25% of the original principal amount at the end of each of the first full eight quarters following funding, 2.5% at the end of each of the following eight quarters, and 3.75% each quarter thereafter. The remaining balance under the New Term Loan Facility will be due and payable on the maturity date of the Amended and Restated 2011 Credit Agreement. We are required to prepay the Term Loan Facility and the New Term Loan Facility by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the Amended and Restated 2011 Credit Agreement.

The Amended and Restated 2011 Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to, among other things (i) incur indebtedness, (ii) incur liens, (iii) enter into any merger, consolidation, amalgamation, or otherwise liquidate or dissolve the Company, (iv) dispose of certain property, (v) make dividend payments, repurchase our stock, or enter into derivative contracts indexed to the value of our common stock, (vi) make certain investments, including the acquisition of assets constituting a business or the stock of a business designated as a non-guarantor, (vii) make optional prepayments of subordinated debt, (viii) enter into sale-leaseback transactions, (ix) issue preferred stock, redeemable stock, convertible stock or other similar equity instruments, and (x) enter into hedge agreements for speculative purposes or otherwise not in the ordinary course of business. The Amended and Restated 2011 Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.00 to 1.00, except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio may increase to 3.50 to 1.00 for the subsequent four fiscal quarters and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the Amended and Restated 2011 Credit Agreement and the 2007 Credit Agreement as of September 30, 2011 and December 31, 2010, respectively.

The Amended and Restated 2011 Credit Agreement contains events of default that include (i) our failure to pay principal when due or interest, fees, or other amounts after grace periods, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) cross defaults to certain other indebtedness, (v) bankruptcy, (vi) certain ERISA events, (vii) material judgments, (viii) change of control, and (ix) failure of subordinated indebtedness to be validly and sufficiently subordinated.

Concurrently with the payment of amounts outstanding under the 2007 Credit Agreement, we incurred a loss on debt extinguishment related to the write off of the unamortized balance of capitalized debt issuance costs of $5.3 million. The amount of the write off excludes debt issuance cost amortization, which is recorded as a component of interest expense. We incurred $8.2 million in fees related to the execution of the Original 2011 Credit Agreement and an additional $2.6 million related to the execution of the Amended and Restated 2011 Credit Agreement. These fees were capitalized within Other Assets on our Unaudited Consolidated Condensed Balance Sheet and are amortized over the term of the agreement.

Borrowings under the Amended and Restated 2011 Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our total leverage ratio. Interest payments are due quarterly in arrears for the term loans and on the last day of the selected interest period on revolver borrowings. Including the effect of the interest rate swap agreements described in Note 6, “Derivative Instruments and Hedging Activities,” the weighted average interest rate on borrowings outstanding against the Amended and Restated 2011 Credit Agreement at September 30, 2011 was 2.72%. We also pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility. The commitment fee is subject to change in increments of 0.05% depending on our total leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our total leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. The New Term Loan Facility may be funded between September 30, 2011 and March 31, 2012. Beginning on December 1, 2011 through the date of funding, the New Term Loan commitment will accrue a ticking fee until funded. The ticking fee is calculated based on variable rates ranging from 0.25% to 0.50%, which are determined based on our total leverage ratio. Ticking fees, to the extent incurred, are payable in arrears on December 31, 2011 and March 31, 2012. Borrowings under the Amended and Restated 2011 Credit Agreement at September 30, 2011 totaled $618.4 million, of which $12.5 million was classified as current maturities. As of September 30, 2011, there were $35.4 million of outstanding letters of credit. The amounts available under the Revolving Credit Facility are reduced by the amounts outstanding under letters of credit, and thus availability on the Revolving Credit Facility at September 30, 2011 was $540.0 million. After giving effect to the acquisition of ECP, for which we drew £211.0 million (approximately $325.6 million) in early October, the availability on the Revolving Credit Facility was $214.4 million. In addition to the availability under the Revolving Credit Facility, the New Term Loan facility allows us to draw up to $200 million of term loan borrowings prior to March 31, 2012.

Borrowings under the 2007 Credit Agreement accrued interest at variable rates, which depended on the currency and the duration of the borrowing elected, plus an applicable margin. Including the effect of the interest rate swap agreements, the weighted average interest rate on borrowings outstanding under the 2007 Credit Agreement at December 31, 2010 was 3.97%. We also paid commitment fees on the unused portion of our revolving credit facilities, which ranged from 0.38% to 0.50% based on our total leverage ratio. Borrowings under the 2007 Credit Agreement at December 31, 2010 totaled $590.1 million, of which $50.0 million was classified as current maturities.

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

At September 30, 2011, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) on the notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Loss and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes the terms of our interest rate swap agreements as of September 30, 2011:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
$250,000,000	October 14, 2010	October 14, 2015	3.31%
$100,000,000	April 14, 2011	October 14, 2013	2.86%

*	Includes applicable margin of 1.75% per annum on LIBOR-based debt currently in effect under the Amended and Restated 2011 Credit Agreement

On March 25, 2011, Deutsche Bank AG, the counterparty on our $100 million notional amount interest rate swap, assigned its obligation under the swap contract to Bank of America N.A because Deutsche Bank AG is not a secured lender under the Amended and Restated 2011 Credit Agreement. We believe Bank of America N.A. is creditworthy to perform its obligation as the counterparty to the swap.

As of September 30, 2011, the fair market values of these swap contracts was a liability of $8.0 million included in Other Noncurrent Liabilities on our Unaudited Consolidated Condensed Balance Sheet. As of December 31, 2010, the fair market value of these contracts was an asset of $4.8 million included in Other Assets. At December 31, 2010, we also held a $200 million notional amount swap that was a liability of $1.4 million included in Other Accrued Expenses.

The activity related to our interest rate swap agreements is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss in Accumulated Other Comprehensive Loss	$(9,087)	$(2,742)	$(15,514)	$(3,903)
Loss reclassified to interest expense	(1,093)	(2,725)	(4,363)	(8,500)
Loss from hedge ineffectiveness	—	—	(225)	—

In connection with the execution of the Original 2011 Credit Agreement on March 25, 2011 as discussed in Note 5, “Long-Term Obligations,” we temporarily experienced differences in critical terms between the interest rate swaps and the underlying debt. As a result, we incurred a loss of $0.2 million related to hedge ineffectiveness for the nine months ended September 30, 2011. Beginning on April 14, 2011, we have held, and expect to continue to hold through the maturity of the respective interest rate swap agreements, at least the notional amount of each agreement in LIBOR-based debt, such that future ineffectiveness will be immaterial and the swaps will continue to be highly effective in hedging our variable rate debt.

As of September 30, 2011, we estimate that $2.3 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into interest expense within the next 12 months.

Note 7. Fair Value Measurements

We use the market and income approaches to value our financial assets and liabilities, and there were no changes in valuation techniques during the nine months ended September 30, 2011. The tables below present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Balance as of September 30, 2011	Fair Value Measurements as of September 30, 2011
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$11,785	$—	$11,785	$—

Total Assets	$11,785	$—	$11,785	$—

Liabilities:
Deferred compensation liabilities	$11,821	$—	$11,821	$—
Interest rate swaps	7,977	—	7,977	—

Total Liabilities	$19,798	$—	$19,798	$—

	Balance as of December 31, 2010	Fair Value Measurements as of December 31, 2010
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$10,517	$—	$10,517	$—
Interest rate swaps	4,815	—	4,815	—

Total Assets	$15,332	$—	$15,332	$—

Liabilities:
Deferred compensation liabilities	$11,245	$—	$11,245	$—
Interest rate swaps	1,416	—	1,416	—

Total Liabilities	$12,661	$—	$12,661	$—

The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Unaudited Consolidated Condensed Balance Sheets.

Note 8. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at September 30, 2011 are as follows (in thousands):

Three months ending December 31, 2011	$20,276
Years ending December 31:
2012	74,396
2013	66,468
2014	54,541
2015	45,274
2016	33,303
Thereafter	86,551

Future Minimum Lease Payments	$380,809

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

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from continuing operations	$49,231	$35,901	$154,119	$125,790

Denominator for basic earnings per share—Weighted-average shares outstanding	146,325	143,258	145,954	142,769
Effect of dilutive securities:
Stock options	1,993	2,510	2,068	2,680
Restricted stock	36	30	29	21
RSUs	48	—	93	—

Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	148,402	145,798	148,144	145,470

Basic earnings per share from continuing operations	$0.34	$0.25	$1.06	$0.88

Diluted earnings per share from continuing operations	$0.33	$0.25	$1.04	$0.86

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Antidilutive securities:
Stock options	1,518	3,027	1,523	3,034

Note 10. Business Combinations

During the nine months ended September 30, 2011, we made 17 acquisitions (10 in the wholesale products business, four in the recycled heavy-duty truck products business and three self service retail operations), including 10 acquisitions in the third quarter. Our acquisitions included the purchase of two engine remanufacturers, included in the wholesale operating segment, which expanded our presence in the remanufacturing industry that we entered in 2010. Additionally, our acquisition of an automotive heating and cooling component distributor, also included in our wholesale operating segment, supplements our expansion into the automotive heating and cooling aftermarket products market. Our wholesale business acquisitions also included the purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel Automotive and Aerospace Coatings (“Akzo Nobel”), which allowed us to increase our paint and related product offerings and expand our geographic presence in the automotive paint market. Our other acquisitions during the nine months ended September 30, 2011 enabled us to expand our geographic presence and enter new markets.

Total consideration for the acquisitions during the nine months ended September 30, 2011 was $193.7 million, composed of $180.5 million of cash (net of cash acquired), $5.2 million of notes payable and $8.0 million of other purchase price obligations (non-interest bearing). In conjunction with the acquisition of the U.S. vehicle refinish paint distribution business of Akzo Nobel on May 26, 2011, we entered into a wholesaler agreement under which we became an authorized distributor of Akzo Nobel products in the acquired markets. Included in this agreement is a requirement to make an additional payment to Akzo Nobel in the event that our purchases of Akzo Nobel product do not meet specified thresholds from June 1, 2011 to May 31, 2014. This contingent payment will be calculated as the difference between our actual purchases and the targeted purchase levels outlined in the agreement for the specified period with a maximum payment of $21.0 million. The acquisition date fair value of the contingent consideration is immaterial.

During the nine months ended September 30, 2011, we recorded $92.0 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2010 acquisitions. Of this amount, approximately $79.4 million is expected to be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2011, our 2011 acquisitions generated approximately $113.8 million of revenue and $5.6 million of operating income.

On October 3, 2011, LKQ Corporation, LKQ Euro Limited (“LKQ Euro”) and Draco Limited (“Draco”) entered into an Agreement for the Sale and Purchase of Shares of Euro Car Parts Holdings Limited (the “Sale and Purchase Agreement”). Under the terms of the Sale and Purchase Agreement, effective October 1, 2011, LKQ Euro acquired all of the shares in the capital of ECP, an automotive aftermarket parts distributor in the United Kingdom, from Draco and the other shareholders of ECP. The purchase price was £225 million ($347 million). We will also pay the former owners of ECP up to an additional £55 million in the event ECP achieves certain EBITDA targets during the years ending December 31, 2012 and 2013. With the acquisition of ECP, we have expanded our geographic presence beyond North America into the European market. Also, in October 2011, we completed two other acquisitions (one in the wholesale products business and one in the recycled heavy-duty truck products business), which will enable us to expand our geographic presence and enter new markets. We are in the process of completing the purchase accounting for these acquisitions, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed, and the pro forma effect of the acquisitions on our results of operations.

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

Total consideration for the 2010 acquisitions was $170.4 million, composed of $143.6 million of cash (net of cash acquired), $5.5 million of notes payable, $6.4 million of other purchase price obligations (non-interest bearing) and $14.9 million in stock issued (689,655 shares). Other purchase price obligations included a contingent payment, the fair value of which was adjusted downward by $1.6 million in 2011 as a result of changes in the likelihood of meeting the specified performance targets. This adjustment was included in Other Income, net on our Unaudited Consolidated Condensed Statements of Income for the nine month period ended September 30, 2011. The $14.9 million of common stock was issued in connection with our acquisition of Cross Canada on November 1, 2010. The fair value of common stock issued was based on the market price of LKQ stock on the date of issuance. We recorded goodwill of $91.8 million for the 2010 acquisitions, of which $74.9 million is expected to be deductible for income tax purposes.

The acquisitions are being accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2011 and the fourth quarter of 2010 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition-date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired.

The purchase price allocations for the acquisitions completed during the nine months ended September 30, 2011 and the year ended December 31, 2010 are as follows (in thousands):

	September 30, 2011 (Preliminary)	December 31, 2010 (Preliminary)
Receivables	$23,924	$27,774
Receivable reserves	(1,009)	(2,186)
Inventory	62,683	38,121
Prepaid expenses and other current assets	2,611	1,480
Property and equipment	10,918	18,517
Goodwill	92,048	91,757
Other intangibles	6,701	6,163
Other assets	9,389	1,529
Deferred income taxes	2,785	2,922
Current liabilities assumed	(16,298)	(15,665)
Other purchase price obligations	(8,022)	(6,359)
Notes issued	(5,218)	(5,530)
Stock issued	—	(14,945)

Cash used in acquisitions, net of cash acquired	$180,512	$143,578

The primary reason for our acquisitions made during the nine months ended September 30, 2011 and the year ended December 31, 2010 was to increase our stockholder value by leveraging our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. These factors contributed to purchase prices that included, in many cases, a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during the first nine months of 2011 and the year ended December 31, 2010 as though the businesses had been acquired as of January 1, 2010, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue, as reported	$783,898	$607,621	$2,330,230	$1,795,818
Revenue of purchased businesses for the period prior to acquisition	12,882	115,773	110,284	403,176

Pro forma revenue	$796,780	$723,394	$2,440,514	$2,198,994

Income from continuing operations, as reported	$49,231	$35,901	$154,119	$125,790
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments	447	2,378	5,497	10,628

Pro forma income from continuing operations	$49,678	$38,279	$159,616	$136,418

Basic earnings per share from continuing operations, as reported	$0.34	$0.25	$1.06	$0.88
Effect of purchased businesses for the period prior to acquisition	0.00	0.02	0.04	0.07

Pro forma basic earnings per share from continuing operations (a)	$0.34	$0.27	$1.09	$0.96

Diluted earnings per share from continuing operations, as reported	$0.33	$0.25	$1.04	$0.86
Effect of purchased businesses for the period prior to acquisition	0.00	0.02	0.04	0.07

Pro forma diluted earnings per share from continuing operations (a)	$0.33	$0.26	$1.08	$0.94

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

Note 11. Restructuring and Acquisition Related Expenses

Akzo Nobel Integration

With our acquisition of the U.S. vehicle refinish paint distribution business of Akzo Nobel in the second quarter of 2011, we have undertaken certain restructuring activities to integrate the acquired paint distribution locations into our existing business. Our restructuring plan includes the closure of duplicate facilities, elimination of overlapping delivery routes and termination of employees in connection with the consolidation of the overlapping facilities and delivery routes. During the three and nine month periods ended September 30, 2011, we incurred $0.4 million and $2.5 million, respectively, of charges primarily related to excess facility costs, which were expensed at the cease-use date for the facilities. The integration activities related to the Akzo Nobel acquisition are expected to be completed in the fourth quarter of 2011 and any remaining restructuring costs are not expected to be material.

Cross Canada Integration

We have undertaken certain restructuring activities in connection with our acquisition of Cross Canada in the fourth quarter of 2010. The restructuring plan includes the integration of our existing Canadian aftermarket operations into the Cross Canada business, as well as the transition of certain corporate functions to our corporate headquarters and our field support center in Nashville. Based on our analysis of the overlapping facilities, we identified aftermarket warehouses and corporate locations that will be closed in order to eliminate duplicate facilities. Related to the facilities that will be closed, we will terminate certain personnel including drivers, other facility personnel and corporate employees. During the three and nine months ended September 30, 2011, we incurred $0.7 million and $1.0 million, respectively, related to these integration efforts, including $0.9 million for facility closure costs and $0.1 million for severance and benefits for terminated employees for the September year to date period. We expect $0.5 million of additional charges in the fourth quarter of 2011, primarily related to facility closure costs as we complete the consolidation of overlapping facilities. These restructuring charges will be expensed as incurred, or at the cease-use date for excess facility costs.

Acquisition Related Expenses

Acquisition related expenses consist of external costs directly related to our acquisitions, such as advisory, legal, accounting, valuation and other professional fees. These costs are expensed as incurred. During the nine months ended September 30, 2011, we incurred $1.8 million of acquisition related expenses, primarily related to our acquisition of ECP that was effective as of October 1, 2011.

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

Our effective income tax rate for the nine months ended September 30, 2011 was 38.7% compared with 38.2% for the comparable prior year period. The effective income tax rate for the nine months ended September 30, 2010 included a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization.

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

We distribute a variety of products to collision repair shops and mechanical repair shops, including aftermarket collision products, recycled collision and mechanical products, refurbished collision replacement products, such as wheels, bumper covers and lights, and remanufactured products, such as engines and transmissions. We are the nation’s largest provider to collision shops of aftermarket and recycled products and related services, with sales, processing and distribution facilities that reach most major markets in the U.S. and Canada. We are also the largest nationwide provider of refurbished bumper covers and wheels. Effective October 1, 2011, we extended our wholesale operations to Europe with the acquisition of Euro Car Parts Holdings Limited (“ECP”), the largest distributor of automotive aftermarket products in the United Kingdom. In addition to these full service, wholesale operations, we operate self service facilities that sell retail recycled automotive products. We also sell recycled heavy-duty truck products and used heavy-duty trucks. We believe there are opportunities for growth in our product lines through acquisitions and internal development.

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

During the nine months ended September 30, 2011, we made 17 acquisitions (10 in the wholesale products business, four in the recycled heavy-duty truck products business and three self service retail operations), including 10 acquisitions in the third quarter. Our acquisitions included the purchase of two engine remanufacturers, included in the wholesale operating segment, which expanded our presence in the remanufacturing industry that we entered in 2010. Additionally, our acquisition of an automotive heating and cooling component distributor, also included in our wholesale operating segment, supplements our expansion into the automotive heating and cooling aftermarket products market. Our wholesale business acquisitions also included the purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel Automotive and Aerospace Coatings (“Akzo Nobel”), which allowed us to increase our paint and related product offerings and expand our geographic presence in the automotive paint market. Our other acquisitions during the nine months ended September 30, 2011 enabled us to expand our geographic presence and enter new markets.

Effective October 1, 2011, we acquired ECP, which marks our entry into the European automotive aftermarket industry. ECP operates out of 89 branches, supported by eight regional hubs and a national distribution center from which multiple deliveries are made each day. ECP’s product offerings are primarily focused on alternative mechanical replacement products, many of which are sourced from OEM suppliers. With the acquisition of ECP, we have expanded our geographic presence beyond North America into the European market, which offers an opportunity to us as that market has historically had a low penetration of alternative collision parts.

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

Our revenue from the sale of vehicle replacement products and related services includes sales of (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the nine months ended September 30, 2011, sales of vehicle replacement products and services represented approximately 83% of our consolidated sales. Of these sales, approximately 57% were derived from the sales of aftermarket, other new and refurbished products, while 43% were composed of recycled and remanufactured products and services sales for the nine month period. With our acquisitions of engine remanufacturers in the fourth quarter of 2010 and the first nine months of 2011, we have begun to vertically integrate our recycled and remanufactured products supply chain by bringing the engine remanufacturing process in house.

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

For the nine months ended September 30, 2011, revenue from other sources represented approximately 17% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows. We derive scrap metal from several sources, including OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles) and from vehicles that have been used in both our wholesale and self service recycling operations. Revenue from scrap sales will vary from period to period based on fluctuations in commodity prices, the speed with which they fluctuate and the volume of vehicles we sell for scrap.

When we obtain mechanical products from dismantled vehicles and determine they are damaged, or when we have a surplus of a certain mechanical product type, we sell them in bulk to mechanical remanufacturers as a core. The majority of these products are sorted by product type and model type. Examples of core products include engine blocks and heads, transmissions, starters, alternators and air conditioner compressors. With our entry into the engine remanufacturing industry beginning in the fourth quarter of 2010, a portion of the engine cores we previously would have sold to mechanical remanufacturers are retained and remanufactured internally.

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

Seasonality

Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our products because there are more weather related accidents, which generate repairs. In addition, the cost of salvage vehicles tends to be lower as the weather related accidents also generate a larger supply of total loss vehicles.

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

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. The determination of the value of goodwill requires us to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During the nine months ended September 30, 2011, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not update our annual test performed in the fourth quarter of 2010.

We are organized into three operating segments, composed of our wholesale aftermarket and recycled products, self service retail products and recycled heavy-duty truck products. We have also concluded that these three operating segments are reporting units for purposes of goodwill impairment testing in 2010.

Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of September 30, 2011, we had $1.1 billion in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2010. A 10% decrease in the fair value estimates of the reporting units in the annual impairment test would not have changed this determination.

While the fair value of our heavy-duty truck products reporting unit exceeded its book value by more than 10%, this reporting unit has a higher degree of uncertainty in the projections than our other units because we entered the heavy-duty truck products business relatively recently (in 2008). We typically generate lower profit margins in the early years after we enter a new line of business as we build our network and integrate the administrative functions of the acquired businesses. Our projections included in the valuation reflect our expectations of growth in revenue and profitability as a result of our continued development of our heavy-duty truck network, the implementation of internal growth strategies and the anticipated recovery from the economic downturn, which impacted truck sales through 2010. If our expectations are not realized, we could be subject to an impairment of some portion of the reporting unit’s goodwill. Results for the nine months ended September 30, 2011, which exceeded our projections, reinforced our expectations of revenue and profitability growth in this reporting unit, which we will continue to monitor throughout the year. As of September 30, 2011, the reporting unit had a total of $69.1 million in goodwill.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $2.6 million at both September 30, 2011 and December 31, 2010 against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our net deferred tax assets in the future, an adjustment of $2.6 million to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

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

Several key factors and assumptions affect the valuation models currently utilized for valuing our stock option awards. We have been in existence since February 1998 and have been a public company since October 2003. We have elected to use the Black-Scholes valuation model. We use the simplified method in developing an estimate of expected life of stock options because we lack sufficient data to calculate an expected life based on historical experience. Our first annual option grant with a full five year vesting period since we became a public company was on January 13, 2006, and these awards became fully vested in January 2011. Additionally, our options have a ten year life while our existence as a public company has been only eight years. Therefore, we will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life. We estimate volatility, which is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option, based on the historical volatility of our stock. Our forfeiture assumption is based on voluntary and involuntary termination behavior as well as historical forfeiture rates. We estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life. We did not grant any options during the nine months ended September 30, 2011.

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

Segment Reporting

As of September 30, 2011, approximately 94% of our operations were conducted in the U.S. We have recycled and aftermarket product operations in Canada, which were expanded in 2010 through the acquisition of Cross Canada, an aftermarket product supplier. We also have operations in Mexico, Guatemala and Costa Rica. Our locations in Mexico include an engine remanufacturer, a bumper refurbishing operation and a heavy-duty truck location. Effective October 1, 2011, we expanded into the European market with the acquisition of ECP, an aftermarket automotive part distributor located in the United Kingdom.

We are organized into three operating segments, composed of wholesale aftermarket and recycled products, self service retail products and recycled heavy-duty truck products. These segments are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers and methods of distribution.

Results of Operations

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.4%	57.0%	57.1%	55.1%
Gross margin	42.6%	43.0%	42.9%	44.9%
Facility and warehouse expenses	9.2%	9.4%	9.1%	9.5%
Distribution expenses	8.7%	8.5%	8.7%	8.6%
Selling, general and administrative expenses	11.9%	12.8%	11.8%	12.7%
Restructuring and acquisition related expenses	0.4%	0.0%	0.2%	0.0%
Depreciation and amortization	1.6%	1.6%	1.5%	1.6%
Operating income	10.9%	10.7%	11.6%	12.5%
Other expense, net	0.7%	1.1%	0.8%	1.2%
Income from continuing operations before provision for income taxes	10.2%	9.6%	10.8%	11.3%
Income from continuing operations	6.3%	5.9%	6.6%	7.0%
Income from discontinued operations	0.0%	0.0%	0.0%	0.1%
Net income	6.3%	5.9%	6.6%	7.1%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue. Our revenue increased 29.0% to $783.9 million for the three month period ended September 30, 2011 from $607.6 million for the comparable period of 2010. The increase in revenue was primarily due to business acquisitions, the higher volume of products we sold and higher revenue from scrap metal and other metals sales. Our total organic revenue growth rate was 11.1%, composed of 7.6% organic growth in parts and services revenue and 32.5% organic growth in other revenue. Organic growth in parts and services revenue reflects the increase in salvage revenue due to a higher volume of products sold. The aftermarket revenue increase was also driven primarily by growth in sales volumes, which resulted from greater alternative parts usage and higher inventory purchases that contributed to a greater volume of parts available for sale. The growth in other revenue, which includes sales of scrap metal and other metals, was primarily due to higher metals prices combined with higher volume of scrap sold. We also had a 0.2% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased to 57.4% of revenue in the three month period ended September 30, 2011 from 57.0% of revenue in the comparable period of 2010. Cost of goods sold for the three months ended September 30, 2011 was primarily impacted by a shift in product mix, which increased cost of goods sold as a percentage of revenue by 0.9%. Certain of our acquisitions in the third and fourth quarters of 2010 and the first nine months of 2011 increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but have lower gross margins, such as remanufactured engines. The product mix effect was also partially generated by sales of scrap aluminum as we expanded our furnace capacity through an acquisition in August 2010. Our sales of scrap aluminum, which is a by-product of our wheel refinishing operations, generate lower margins than our sales of vehicle products. Vehicle acquisition costs in our self service business were impacted by higher overall demand for salvage vehicles combined with higher scrap prices, increasing cost of goods sold as a percentage of revenue by 0.4%. Additionally, cost of goods sold as a percentage of revenue increased by 0.4% in aftermarket products, primarily due to higher input costs combined competitive sales pricing pressure. These effects were partially offset by reductions in our wholesale salvage costs as a percentage of revenue as we implemented initiatives to increase recovery on cores and improve pricing, and realized the benefits of increasing scrap prices.

Gross Margin. As a percentage of revenue, gross margin decreased to 42.6% from 43.0%. The decrease in our gross margin percentage was due primarily to the factors noted in Revenue and Cost of Goods Sold above.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three month period ended September 30, 2011 decreased to 9.2% of revenue compared to 9.4% for the comparable period of 2010. The decrease was primarily driven by a decrease in personnel-related expenses as a percentage of revenue, which fell to 5.0% compared to 5.3% for the comparable prior year quarter. As we expanded our product offerings through acquisitions in complementary business lines in 2011, we were able to leverage the fixed component of facility and warehouse expenses, such as personnel costs, as we integrated the acquisitions into our existing business. The decrease in facility and warehouse expenses as a percentage of revenue was also partially a result of higher other revenue, which grew at a greater rate than personnel expenditures.

Distribution Expenses. Distribution expenses as a percentage of revenue for the third quarter of 2011 increased to 8.7% of revenue, compared to 8.5% of revenue for the third quarter of 2010, as benefits from improved utilization of our distribution employees were offset by higher fuel, freight and insurance costs. Rising fuel prices resulted in fuel expense increasing to 1.5% of revenue from 1.3% of revenue during the prior year period. Higher fuel prices also impacted third party freight expense, which increased to 1.3% of revenue during the third quarter of 2011 from 1.2% for the third quarter of 2010. The favorable impact of lower vehicle insurance claims during the prior year period resulted in relatively higher insurance costs in the third quarter of 2011, increasing distribution costs by 0.3% of revenue. These increases were partially offset by a decrease in employee-related expenses, which declined to 4.0% of revenue from 4.3% of revenue as we leveraged our distribution network in a period of growing revenue and higher other revenue that did not require additional distribution expenditures.

Selling, General and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses decreased to 11.9% for the three month period ended September 30, 2011 from 12.8% for the comparable prior year period. As a percentage of revenue, personnel-related costs, including compensation and benefits, fell to 9.0% of revenue for the third quarter of 2011 from 9.7% for the third quarter of 2010. Selling costs as a percentage of revenue decreased primarily due to higher other revenue that did not require incremental selling effort. General and administrative expenses, such as corporate overhead, professional fees and information technology expenses, decreased as a percentage of revenue due to improved utilization of general and administrative costs in a period of increasing revenue.

Restructuring and Acquisition Related Expenses. We incurred restructuring and acquisition related expenses of $2.9 million and $0.2 million for the three month periods ended September 30, 2011 and 2010, respectively. In the third quarter of 2011, we incurred $1.1 million of restructuring charges related to the integration of our 2010 acquisition of Cross Canada, a Canadian aftermarket business and our acquisition of the U.S. vehicle refinish paint distribution business of Akzo Nobel in the second quarter of 2011. Acquisition related expenses, which consist of external costs primarily related to our acquisition of ECP effective as of October 1, 2011, totaled $1.8 million for the three months ended September 30, 2011. These acquisition related expenses included professional fees such as accounting, legal, advisory and valuation services. Restructuring charges incurred during the third quarter of 2010 included charges related to integration efforts from 2009 acquisitions. See Note 11, “Restructuring and Acquisition Related Expenses” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense (including that reported in cost of goods sold above) was 1.6% for each of the three month periods ended September 30, 2011 and 2010. Our increased levels of property and equipment, primarily driven by capital expenditures in 2010 and 2011, were offset by continued leveraging of those facilities to grow revenue.

Operating Income. As a percentage of revenue, operating income increased to 10.9% in the three month period ended September 30, 2011 from 10.7% during the same period in the prior year. The increase in operating income as a percentage of revenue was primarily due to improved leveraging of our operating expenses, offset by a decline in gross margin.

Other Expense, Net. Total other expense, net decreased to $5.5 million during the three month period ended September 30, 2011 from $6.9 million for the comparable prior year period. The decrease in other expense, net was due to a $2.3 million decrease in interest expense partially offset by a foreign currency loss of $0.7 million resulting from the weakening of the Canadian dollar. Interest expense decreased due to a reduction in the average effective interest rate on our bank borrowings to 3.2% from 4.9% during the comparable prior year period, resulting from lower interest rates under our new credit facility effective March 25, 2011 combined with the impact of lower fixed interest rates under our outstanding interest rate swaps in the third quarter of 2011 compared to the third quarter of 2010.

Provision for Income Taxes. Our effective income tax rate was 38.5% and 38.4% for the three months ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue. Our revenue increased 29.8% to $2.3 billion for the nine month period ended September 30, 2011 from $1.8 billion for the comparable period of 2010. The increase in revenue was primarily due to business acquisitions, the higher volume of products we sold and higher revenue from scrap metal and other metals sales. Our total organic revenue growth rate was 12.3%, composed of 8.8% organic growth in parts and services revenue and 35.1% organic growth in other revenue. Organic growth in parts and services revenue reflects the increase in salvage revenue over relatively lower levels during the prior year due primarily to volume increases. The prior year period was impacted by the cash for clunkers program, under which we purchased lower cost, older vehicles that did not have the same parts revenue potential as our more recent inventory purchases. Additionally, during the first quarter of 2010, we reduced purchases of salvage vehicles due to higher acquisition prices at the salvage auctions, resulting in lower volume of salvage parts available for sale during the first two quarters of 2010. For the fourth quarter of 2011, we expect our organic revenue growth rate for parts and services to be lower than the rate generated in the first nine months of the year, as the comparative prior year period revenue levels reflect a lesser impact from the cash for clunkers program and lower salvage buying levels in early 2010, as well as an additional selling day compared to the current year period. Our aftermarket revenue increased primarily due to growth in sales volumes, which resulted from greater alternative parts usage and higher inventory purchases that contributed to a greater volume of parts available for sale. The growth in other revenue, which includes sales of scrap metal and other metals, was primarily due to higher metals prices combined with higher volume of scrap sold. We also had a 0.2% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased to 57.1% of revenue in the nine month period ended September 30, 2011 from 55.1% of revenue in the comparable period of 2010. Cost of goods sold for the nine months ended September 30, 2011 was primarily impacted by a shift in product mix, which increased cost of goods sold as a percentage of revenue by 1.1%. Certain of our acquisitions in the third and fourth quarters of 2010 and the first nine months of 2011 increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but have lower gross margins, such as remanufactured engines. The product mix effect was also partially generated by sales of scrap aluminum as we expanded our furnace capacity through an acquisition in August 2010. Our sales of scrap aluminum, which is a by-product of our wheel refinishing operations, generate lower margins than our sales of vehicle products. Additionally, cost of goods sold as a percentage of revenue increased by 0.7% in aftermarket products, primarily due to competitive sales pricing pressure combined with higher input costs. Vehicle acquisition costs in our self service business were impacted by higher overall demand for salvage vehicles combined with higher scrap prices, increasing cost of goods sold as a percentage of revenue by 0.5%. These effects were partially offset by reductions in our wholesale salvage costs as a percentage of revenue as the impact of rising vehicle costs driven by higher demand for salvage vehicles was offset by our increased recovery on cores and benefits of rising scrap prices.

Gross Margin. As a percentage of revenue, gross margin decreased to 42.9% from 44.9%. The decrease in our gross margin percentage was due primarily to the factors noted in Revenue and Cost of Goods Sold above.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the nine month period ended September 30, 2011 decreased to 9.1% of revenue from 9.5% for the comparable period of 2010. The decrease was primarily driven by a decrease in personnel-related expenses as a percentage of revenue, which fell to 4.9% compared to 5.3% for the comparable prior year period. As we expanded our product offerings through acquisitions in complementary business lines during the first nine months of 2011, we were able to leverage the fixed component of facility and warehouse expenses, such as personnel costs, as we integrated the acquisitions into our existing business. The decrease in facility and warehouse expenses as a percentage of revenue was also partially a result of higher other revenue, which grew at a greater rate than personnel expenditures.

Distribution Expenses. Distribution expenses as a percentage of revenue for the nine month period ended September 30, 2011 increased by 0.1% compared to the same period in 2010 as higher fuel and freight costs offset benefits from improved utilization of our distribution employees. Rising fuel prices increased fuel expense to 1.5% of revenue for the nine month period ended September 30, 2011 from 1.2% in the comparable prior year period. Higher fuel prices also impacted third party freight expense, which increased to 1.4% of revenue during the nine months ended September 30, 2011 from 1.2% for the prior year period. These increases were partially offset by a decrease in employee-related expenses, which declined to 4.0% of revenue from 4.3% of revenue as we leveraged our distribution network in a period of growing revenue and higher other revenue that did not require additional distribution expenditures.

Selling, General and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses decreased to 11.8% for the nine month period ended September 30, 2011 from 12.7% for the nine month period ended September 30, 2010. As a percentage of revenue, personnel-related costs, including compensation and benefits, fell to 9.0% of revenue for the nine months ended September 30, 2011 from 9.6% for the comparable prior year period. Selling costs as a percentage of revenue decreased primarily due to higher other revenue that did not require incremental selling effort, while general and administrative expenses, such as corporate overhead, professional fees and information technology expenses, decreased as a percentage of revenue due to improved utilization of general and administrative costs in a period of increasing revenue.

Restructuring and Acquisition Related Expenses. During the nine months ended September 30, 2011, we incurred $5.3 million of restructuring and acquisition related expenses, compared to $0.6 million for the nine months ended September 30, 2010. In the nine months ended September 30, 2011, we incurred $3.5 million of restructuring charges related to the integration of our acquisition of the U.S. vehicle refinish paint distribution business of Akzo Nobel in the second quarter of 2011 and our 2010 acquisition of Cross Canada, a Canadian aftermarket business. Acquisition related expenses, which consist of external costs primarily related to our acquisition of ECP effective as of October 1, 2011, totaled $1.8 million for the nine months ended September 30, 2011. These acquisition related expenses included professional fees such as accounting, legal, advisory and valuation services. Restructuring charges incurred during the nine months ended September 30, 2010 included charges related to integration efforts from 2009 acquisitions. See Note 11, “Restructuring and Acquisition Related Expenses” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense (including that reported in cost of goods sold above) was 1.5% and 1.6% for the nine month periods ended September 30, 2011 and 2010, respectively. Our increased levels of property and equipment, primarily driven by capital expenditures, were offset by continued leveraging of those facilities to grow revenue.

Operating Income. As a percentage of revenue, operating income decreased to 11.6% in the nine month period ended September 30, 2011 from 12.5% during the same period in the prior year. The decrease in operating income as a percentage of revenue was primarily due to improved leveraging of our operating expenses, offset by a decline in gross margin.

Other Expense, Net. Total other expense, net decreased to $19.8 million during the nine month period ended September 30, 2011 from $21.0 million for the comparable prior year period. The decrease in other expense, net was due to a $5.7 million reduction in interest expense and a $1.6 million gain from the adjustment of a contingent purchase price liability related to one of our 2010 acquisitions, offset by a $5.3 million loss on debt extinguishment from the write off of debt issuance costs. On March 25, 2011, we executed a new senior secured credit agreement, and as a result, the unamortized balance of debt issuance costs related to the previous credit agreement was written off. Interest expense decreased due to a reduction in the average effective interest rate on our bank borrowings to 3.7% from 5.0% during the comparable prior year period, resulting from lower interest rates under our new credit facility combined with the impact of lower fixed interest rates under our outstanding interest rate swaps during the nine months ended September 30, 2011 compared to the prior year period. During the nine months ended September 30, 2011, we recognized $0.5 million of foreign exchange loss related to the weakening of the Canadian dollar, compared to a $0.3 million gain during the nine months ended September 30, 2010.

Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2011 was 38.7% compared with 38.2% for nine months ended September 30, 2010. The effective income tax rate for the comparable prior year period included a discrete benefit of $1.7 million resulting from the revaluation of deferred taxes in connection with a legal entity reorganization. Excluding the impact of discrete items, the effective income tax rate was lower for the nine months ended September 30, 2011 as a result of favorable geographic distribution of earnings and other changes in permanent differences.

Income from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes, was $2.0 million for the nine months ended September 30, 2010, which was primarily the result of a gain of $2.7 million ($1.7 million, net of tax) from the sale of two self service retail facilities on January 15, 2010. Our 2011 results do not include any impact from these discontinued operations as the facilities were closed or sold in the first quarter of 2010.

2011 Outlook

We estimate that full year 2011 income from continuing operations and diluted earnings per share from continuing operations, excluding the impact of any restructuring and acquisition related expenses and any gains or losses related to acquisitions or divestitures, will be in the range of $204 million to $212 million and $1.38 to $1.43, respectively. Our estimated 2011 income from continuing operations and diluted earnings per share from continuing operations include the projected income of ECP from the acquisition date to year-end.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. On March 25, 2011, we entered into a senior secured credit agreement with a syndicate of banks led by JP Morgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A. and Wells Fargo Bank, N.A. (the “Original 2011 Credit Agreement”), which was amended on September 30, 2011 (as amended, the “Amended and Restated 2011 Credit Agreement”). The initial use of proceeds under the Original 2011 Credit Agreement included payment in full of amounts outstanding under our previous credit agreement. Under the Amended and Restated 2011 Credit Agreement, we may borrow up to $1.4 billion, consisting of a $950 million revolving credit facility (including up to $500 million available in foreign currencies) and up to $450 million of term loan borrowings. As of September 30, 2011, the outstanding obligations under the facilities were $618.4 million, composed of $243.8 million of term loans and $374.6 million of revolver borrowings, compared to $590.1 million of term loans outstanding at December 31, 2010 under the previous credit agreement. Our availability under the revolver at September 30, 2011, including the impact of outstanding letters of credit of $35.4 million, was $540.0 million. We do not expect to utilize the revolver as a primary source of funding for working capital needs as we expect our cash flows from operations to be sufficient for that purpose, but we do maintain availability as we continue to expand our facilities and network. After giving effect to the acquisition of ECP, for which we drew £211.0 million (approximately $325.6 million) in early October, the revolver availability was $214.4 million. In addition to the availability under the revolving credit facility, the Amended and Restated 2011 Credit Agreement allows us to draw up to $200 million of incremental term loan borrowings prior to March 31, 2012. At September 30, 2011, cash and cash equivalents totaled $45.1 million.

Borrowings under the Amended and Restated 2011 Credit Agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against the Amended and Restated 2011 Credit Agreement at September 30, 2011 (after giving effect to the interest rate swap contracts in force, described in Note 6, “Derivative Instruments and Hedging Activities” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) was 2.72%. The decline in our weighted average interest rate in 2011 resulted from lower fixed rates under our outstanding swaps at September 30, 2011 compared to December 31, 2010 and lower margins under the Amended and Restated 2011 Credit Agreement. Of our outstanding credit agreement borrowings of $618.4 million and $590.1 million at September 30, 2011 and December 31, 2010, $12.5 million and $50.0 million were classified as current maturities, respectively.

The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Our purchases of aftermarket products and wheels totaled approximately $188.2 million and $540.5 million in the three and nine months ended September 30, 2011, respectively, and $127.1 million and $394.7 million in the comparable periods of 2010. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 57,200 and 169,300 wholesale salvage vehicles in the three and nine months ended September 30, 2011, respectively, and 49,800 and 148,900 in the comparable periods of 2010. In addition, we acquired approximately 89,700 and 256,800 lower cost self service and crush only vehicles in the three and nine months ended September 30, 2011, respectively, and 75,000 and 219,900 in the comparable periods of 2010.

Net cash provided by operating activities totaled $159.2 million for the nine months ended September 30, 2011, compared to $144.6 million for the same period of 2010. During the first nine months of 2011, our operating income, excluding depreciation and amortization, increased by $54.5 million relative to the same period in 2010. Additionally, our cash interest payments were $5.3 million lower than the prior year period due primarily to lower effective interest rates under our current secured credit agreement. These increases were partially offset by a higher net investment in our primary working capital accounts (receivables, inventory, and payables) and $17.9 million in higher tax payments primarily driven by the increase in pretax income. The net cash outflow for our primary working capital accounts increased to $67.6 million for the nine months ended September 30, 2011 from $33.9 million for the comparable prior year period, primarily due to increased inventory purchases and the timing of cash payments and collections.

Net cash used in investing activities totaled $240.3 million for the nine months ended September 30, 2011, compared to $94.3 million for the same period of 2010. We invested $180.5 million of cash in 17 acquisitions during the first nine months of 2011, compared to $70.3 million for 12 acquisitions in the comparable period of 2010. In January 2010, we completed the sale of two of our self service yards, resulting in a cash inflow, net of cash sold, of $12.0 million. Property and equipment purchases were $61.3 million in the nine months ended September 30, 2011, which is $24.3 million greater than the capital expenditures in the comparable period of 2010. The growth in capital expenditures was driven by an increase in site improvement and capacity expansion projects, as well as expenditures related to planned 2010 projects that carried over into 2011, compared to the first nine months of 2010.

Net cash provided by financing activities totaled $30.7 million for the nine months ended September 30, 2011, compared to $9.3 million for the same period of 2010. In March 2011, we entered into the Original 2011 Credit Agreement, under which our initial draw of $591.8 million was used to pay off amounts outstanding under the previous credit facility. Subsequent draws on the revolving credit facility through the end of the third quarter, net of repayments, totaled $35.6 million. Additionally, we made two scheduled term loan payments totaling $6.3 million in the nine months ended September 30, 2011. Related to the execution of the Original 2011 Credit Agreement on March 25, 2011 and the Amended and Restated 2011 Credit Agreement on September 30, 2011, we paid $10.8 million of debt issuance costs. During the comparable prior year period, we elected to prepay $7.5 million of our term loan payments scheduled for the fourth quarter of 2010. Cash generated from exercises of stock options provided $7.5 million and $8.7 million for the nine month periods ended September 30, 2011 and 2010, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $5.6 million and $9.4 million in the nine months ended September 30, 2011 and 2010, respectively.

We intend to continue to evaluate markets for potential growth through the internal development of redistribution centers, processing and sales facilities, and warehouses, through further integration of aftermarket, refurbished and recycled product facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions. Our Amended and Restated 2011 Credit Agreement provides additional sources of liquidity to fund acquisitions, which we expect will support our strategy to supplement our organic growth with acquisitions.

We believe that our current cash and equivalents, cash provided by operating activities and funds available under our Amended and Restated 2011 Credit Agreement will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

2011 Outlook

We estimate that our capital expenditures for the remainder of 2011, excluding business acquisitions or capital expenditures resulting from business acquisitions (other than capital expenditures related to ECP), will be between $24 million and $34 million. We expect to use these funds for growth projects, including several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be approximately 25% of the total capital expenditures for 2011. We anticipate that net cash provided by operating activities for 2011 will be approximately $195 million.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2010 Annual Report on Form 10-K, filed with the SEC on February 25, 2011, as supplemented in subsequent filings, including this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to either the prime rate or LIBOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan ChaseBank, N.A. and Bank of America, N.A.) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of September 30, 2011, we held two interest rate swap contracts representing a total of $350 million of notional amount with maturity dates in October 2013 ($100 million) and October 2015 ($250 million). These contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. As of September 30, 2011, the fair market value of the swaps was a liability of $8.0 million. The value of such contracts is subject to changes in interest rates.

At September 30, 2011, we had unhedged variable rate debt of $268.4 million. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $2.7 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income. Our exposure to variable rate debt increased in connection with the ECP acquisition, which added £211.0 million ($325.6 million) of variable rate debt in early October 2011.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the metal price fluctuations, which influence our revenue, and any inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. During the first quarter of 2010, the steep increase in metals prices contributed to higher margins as we sold off lower cost inventory acquired in late 2009. The continuing increase in metal prices throughout 2010 and into 2011 contributed to increased revenue during the nine month period ended September 30, 2011. If market prices were to fall at a greater rate than our salvage acquisition costs, we could experience a decline in gross margin rate.

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

We do not attempt to hedge our foreign currency risk related to our operations in Central America and Canada under our present policies. Under the terms of our credit agreement executed in the first quarter, as amended and restated on September 30, 2011, we have amounts outstanding against our revolver facility denominated in Canadian dollars for CAD $36.3 million as of September 30, 2011. We have not elected to hedge the foreign currency risk related to this term loan as we generate Canadian dollar cash flows that can be used to fund debt payments.

Item 4. Controls and Procedures

As of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Co-Chief Executive Officers and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2011 to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting during the nine months ended September 30, 2011 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal year 2010 and our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K for information concerning risks and uncertainties that could negatively impact us. The following statements represent changes and/or additions to the risks and uncertainties previously disclosed in these reports.

Our operating results and financial condition have been and could continue to be adversely affected by the economic conditions in the U.S. and elsewhere.

The decline in economic conditions in the U.S. adversely impacted our business. Such conditions have resulted in fewer miles driven, fewer accident claims and a reduction of vehicle repairs. In the event that the U.S. economic conditions decline further or do not improve, we expect that our business will continue to be negatively affected. We recently expanded our operations to include the United Kingdom. To the extent that the economic conditions in the United Kingdom deteriorate, our new business could be negatively affected.

We operate in foreign jurisdictions, which exposes us to foreign exchange and other risks.

We have operations in the United Kingdom, Canada and Mexico. We are thus subject to foreign exchange exposure as well as exposure to foreign tax and other foreign and domestic laws. In addition, Mexico is currently experiencing a heightened level of criminal activity that could affect our ability to maintain our supply of certain aftermarket products.

Future adjustments to contingent purchase price related to acquisitions could materially affect our results.

From time to time we acquire companies with a component of the purchase consideration being delayed and the payment thereof contingent on certain performance or other factors (the “contingent purchase price”). The accounting principles generally accepted in the United States require that we estimate the amount of the contingent purchase price at the time we complete the acquisition. Each subsequent reporting period (until the contingent purchase price is either paid or no longer potentially payable), we are required to re-evaluate the estimated amount of remaining contingent purchase price that is likely to be paid. If the revised estimate of the future contingent purchase price is higher than the amount accrued, then the difference must be accrued and charged to the income statement in that period. If the revised estimate of the future contingent purchase price is lower than the amount accrued, then the accrual is reduced and the difference is credited to income for the period. Because some of these payments would not be deductible for tax purposes, it is possible that the expense (or income) would not be tax-effected on our income statements. These adjustments, if required, could be material to our future results of operations.

Item 6. Exhibits

Exhibits

Exhibit Number	Description of Exhibit

4.1	Amendment and Restatement Agreement dated as of September 30, 2011 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and JP Morgan Chase Bank, N.A., as administrative agent.

10.1	Amendment No. 1 to the LKQ Corporation Employees’ Retirement Plan effective May 14, 2011.

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2011.

LKQ CORPORATION

/S/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller (As duly authorized officer and Principal Accounting Officer)