Form 10-K
period 2011-12-31
LKQ CORP
filed 2012-02-27
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50404

LKQ CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 West Madison Street, Suite 2800 Chicago, Illinois	60661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 621-1950

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, there were 140,255,865 shares of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant, and the aggregate market value of such shares was approximately $3.7 billion (based on the closing sale price on the NASDAQ Global Select Market on June 30, 2011). The number of outstanding shares of the registrant’s common stock as of February 17, 2012 was 147,265,959.

Documents Incorporated by Reference

Those sections or portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2012, described in Part III hereof, are incorporated by reference in this report.

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things:

•	uncertainty as to changes in North American and European general economic activity and the impact of these changes on the demand for our products and our ability to obtain financing for operations;

•	fluctuations in the pricing of new original equipment manufacturer (“OEM”) replacement products;

•	the availability and cost of our inventory;

•	variations in vehicle accident rates or miles driven;

•	changes in state or federal laws or regulations affecting our business;

•	changes in the types of replacement parts that insurance carriers will accept in the repair process;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	increasing competition in the automotive parts industry;

•	uncertainty as to the impact on our industry of any terrorist attacks or responses to terrorist attacks;

•	our ability to operate within the limitations imposed by financing arrangements;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	declines in the values of our assets;

•	fluctuations in fuel and other commodity prices;

•	fluctuations in the prices of scrap metal and other metals;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	our ability to integrate and successfully operate acquired companies and any companies acquired in the future and the risks associated with these companies;

•	claims by OEMs or others that attempt to restrict or eliminate the sale of aftermarket products;

•	termination of business relationships with insurance companies that promote the use of our products;

•	product liability claims by the end users of our products or claims by other parties who we have promised to indemnify for product liability matters;

•	currency fluctuations in the U.S. dollar versus the pound sterling, the Canadian dollar, the Mexican peso and the Taiwan dollar;

•	periodic adjustments to estimated contingent purchase price amounts; and

•	instability in regions in which we operate, such as Mexico, that can affect our supply of certain products.

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

We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products, recycled collision and mechanical products, refurbished collision replacement products such as wheels, bumper covers and lights, and remanufactured engines. Collectively, we refer to our products as alternative parts. We are the nation’s largest provider of alternative vehicle collision replacement products, and a leading provider of alternative vehicle mechanical replacement products. Our sales, processing, and distribution facilities reach most major markets in the U.S. and Canada. We expanded our wholesale operations effective October 1, 2011 with our acquisition of Euro Car Parts Holdings Limited (“ECP”), the largest distributor of automotive aftermarket products in the United Kingdom. In addition to our wholesale operations, we operate self service retail facilities that sell recycled automotive products. We also sell recycled heavy-duty truck products and used heavy-duty trucks. We have organized our businesses into four operating segments: Wholesale—North America; Wholesale—Europe; Self Service; and Heavy-Duty Truck.

We obtain the majority of our aftermarket inventory from auto parts manufacturers and distributors based in the U.S., Taiwan, Europe and China. We procure recycled automotive products mainly by purchasing salvage vehicles, typically severely damaged by collisions and primarily sold at salvage auctions or pools, and then dismantling and inventorying the parts. The refurbished and remanufactured products that we sell, such as wheels, bumper covers, lights and engines, originate from parts from the salvage vehicles bought at auctions, parts received in trade at collision shops purchasing replacement products from us, and damaged parts bought through bulk purchases from core sales companies that collect damaged parts.

The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. We indirectly rely on insurance companies, which ultimately pay for the majority of collision repairs of insured vehicles, to help drive demand. Insurance companies tend to exert significant influence in the vehicle repair decision. Because of their importance to the process, we have formed business relationships with certain insurance companies in North America in which we are designated a preferred products supplier, and we are in the process of establishing business relationships with certain insurance companies in Europe.

We provide customers with a value proposition that includes high quality products at lower cost than new OEM products, extensive product availability due to our expansive distribution network, and responsive service and quick delivery. The breadth of our alternative parts offerings allows us to serve as a “one-stop” solution for our customers looking for the most cost effective way to provide quality repairs.

We strive to be environmentally responsible. Our recycled automotive products provide an alternative to the manufacture of new products, which would require the expenditure of significantly more resources and energy and would generate a substantial amount of additional pollution. In addition, we save landfill space because the parts that we recycle would otherwise be discarded. We also collect materials, such as metals, plastics, fuel and motor oil, from the salvage vehicles that we procure, and use them in our operations or sell them to other users.

HISTORY

Since our formation in 1998, we have grown through internal development and over 130 acquisitions. Today, LKQ is the only supplier of aftermarket and recycled automobile products for the collision and mechanical repair industry with a network and presence spanning the U.S. and Canada. With our acquisition of ECP in 2011, we are also the largest supplier of automotive aftermarket products reaching most major markets in the U.K.

Initially formed through the combination of a number of wholesale recycled products businesses located in Florida, Michigan, Ohio and Wisconsin, LKQ grew to be a leading source for recycled auto collision and mechanical products. We subsequently expanded through acquisitions of aftermarket, recycled, refurbished and remanufactured product suppliers and manufacturers, and also expanded into the self service retail business and heavy-duty truck industry. The most significant increase to our business was through the acquisition of Keystone Automotive Industries, Inc. in October 2007, which, at the time of acquisition, was the leading domestic distributor of aftermarket products, including collision replacement products, paint products, refurbished steel bumpers, bumper covers and alloy wheels.

Effective October 1, 2011, we acquired ECP, which marks our entry into the European automotive aftermarket business. ECP operates out of 90 branches, supported by eight regional hubs and a national distribution center from which multiple deliveries are made each day. ECP’s product offerings are primarily focused on automotive aftermarket mechanical products, many of which are sourced from the same suppliers that provide products to the OEMs. The expansion of our geographic presence beyond North America into the European market offers an opportunity to us as that market has historically had a low penetration of alternative collision parts.

In addition to our acquisition of ECP, we made 20 acquisitions in North America in 2011 (12 wholesale businesses, five recycled heavy-duty truck products businesses and three self service retail operations). Our acquisitions included the purchase of two engine remanufacturers, which expanded our presence in the remanufacturing industry that we entered in 2010. Additionally, our acquisition of an automotive heating and cooling component distributor supplements our expansion into the automotive heating and cooling aftermarket products market. Our North American wholesale business acquisitions also included the purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel Automotive and Aerospace Coatings (the “Akzo Nobel paint business”), which allowed us to increase our paint and related product offerings and expand our geographic presence in the automotive paint market. Our other 2011 acquisitions enabled us to expand our geographic presence and enter new markets.

We expect to make additional strategic acquisitions in 2012 as we continue to build an integrated distribution network offering a broad range of alternative parts.

STRATEGY

We are focused on creating economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products, and by expanding into other product lines and businesses that may benefit from our operating strengths, such as the engine remanufacturing business. We believe a supply network with a broad inventory of quality alternative collision and mechanical repair products, high fulfillment rates and superior customer service will provide us with a competitive advantage. Other than OEMs, the competition in the markets that we serve is extremely fragmented and the supply of products tends to be localized, often leading to low fulfillment rates, particularly with recycled products. In North America, the distribution channels for aftermarket and refurbished products have historically been distinct and separate from those for recycled and remanufactured products despite serving the same customer segment. We provide value to our customers by bringing these two channels together to provide a broader product offering. To execute our strategy, we are expanding our network of dismantling plants and warehouses in major metropolitan areas and employing a distribution system that allows for order fulfillment from regional warehouses located across the U.S. and Canada. By increasing local inventory levels and expanding our network to provide timely access to a greater range of parts, we have increased fulfillment rates beyond the levels that we believe most of our competitors realize, particularly for recycled products. We believe opportunities exist beyond our North American operations to introduce the benefits of an integrated distribution network that supplies alternative parts. Our acquisition of ECP is expected to provide a platform to execute our strategy in the U.K.

Sources of high quality, reliable alternatives to OEM products are important to insurance companies and to our direct customers as they seek to control repair costs. Lower parts costs and quicker completion of orders save money and reduce cycle times. We believe this strategy is applicable to both the automobile and heavy-duty truck markets. In order to execute this strategy and build on our progress thus far, we will continue to seek to expand into new markets and to improve penetration both organically and through acquisitions in targeted markets.

National network in place

LKQ has invested significant capital to develop a network of alternative parts facilities across the U.S. and Canada. The difficulty and time required to obtain proper zoning, as well as dismantling and other environmental permits necessary to operate newly-sited recycled product facilities, would make establishing a new network of locations a challenge for a competitor. In addition, there are difficulties associated with recruiting and hiring an experienced management team that has strong industry knowledge.

We believe there are growth opportunities in new primary and secondary markets in the U.S. and Canada. We intend to expand our market coverage through a combination of internal development and acquisitions in new regions and adjacent markets. Our broad network allows us to initially enter new, adjacent markets by establishing local redistribution facilities, avoiding the need for significant upfront capital outlays to establish local dismantling capabilities and inventories.

Our acquisition of ECP in the fourth quarter of 2011 provides us with an established distribution network reaching most major markets in the U.K. Similar to the development of LKQ’s North American business, we believe this network provides an ideal platform to us as we explore opportunities to expand into new markets and complementary product lines in Europe.

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

Technology driven business processes

We focus on technology development as a way to support our competitive advantage. We believe that we can more cost effectively leverage our data to make better business decisions than our smaller competitors. We continue to develop our technology to better manage and analyze our inventory, assist our salespeople with up-to-date pricing and availability of our products, and further enhance our inventory procurement process. For example, our bidding specialists responsible for procuring vehicles are equipped with handheld computing devices that compare the vehicles at the salvage auctions to our current inventory, historical demand, and recent average prices to arrive at an estimated maximum bid. This bidding system reduces the likelihood of purchasing unneeded parts that might result in obsolete inventory.

We deploy inventory management systems at our facilities that are similar to those used by leading distribution companies. We make extensive use of bar code technology and wireless data transmission to track parts from the time a vehicle or product arrives at a facility to its placement on a truck for delivery to the customer. In 2010, we completed the implementation of our LKQX software program at our domestic locations. LKQX is a proprietary program that provides our sales representatives with information on availability of aftermarket inventory as well as recycled inventory to better address our wholesale customers’ alternative parts needs and improve our fulfillment rates. Also in 2010, we completed the implementation of a yard management system for our heavy-duty truck operations. This system provides visibility across our plants, allowing for improved sales by reducing lost sales due to stock-outs. In 2011, we completed the implementation of a standardized point of sale system for our self service locations. Through increased visibility to parts sales across the network, we have been able to respond more quickly to changes in demand and leverage our visibility to price changes across our self service locations. Our newly acquired wholesale business in the U.K. uses an integrated inventory management system that provides up-to-the-minute information on available stock by location to ensure availability of high-demand inventory. Based on daily sales activity, the system directs the needed overnight deliveries to replenish stock levels among the national distribution center, hubs and branch locations.

Demand driven procurement

We believe efficient procurement of aftermarket products and salvage vehicles is critical to the growth of the operating results and cash flow of our business. We use information systems and proprietary methodologies to help us identify high demand aftermarket and recycled products. Our aftermarket inventory systems track products sold and sales lost due to a lack of inventory, and make purchase recommendations. The inventory systems also recommend purchases and transfers based on the extent and location of demand. Our buying team reviews the recommendations and places orders accordingly. When we procure aftermarket products or refurbish collision replacement products such as wheels, bumper covers and lights, we focus on products that are in the most demand by the insured repair market. Our most popular aftermarket products are collision replacement products, such as hoods and fenders, head lamps, tail lamps, and bumper covers. Because lead times may take 45 days or more on imported products, sales volume and in-stock inventory are important factors in the procurement process.

Our information systems prioritize and recommend bid prices of the salvage vehicles we evaluate for purchase. Our processes and systems help to identify with a high degree of accuracy the value of the parts that can be recycled on a salvage vehicle and recommend a maximum purchase price to achieve our target profitability from the resale of the recycled products. We also use historical sales records of vehicles by model and year to estimate the demand for our products. Combining this information with proprietary data that aggregate customer requests for products, we are able to source aftermarket products and salvage vehicles at prices that we believe will allow us to sell products profitably.

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

Broad product offering

The breadth and depth of our inventory reinforces LKQ’s ability to provide a “one-stop” solution for our customers’ alternative vehicle replacement product needs. Customers place a high value on the availability of a broad range of vehicle replacement products. We are able to provide the collision and mechanical repair industry with premium products at costs typically 20% to 50% below new OEM replacement products. The availability of alternative products means that automobiles can be repaired at lower costs and contributes to cars being repaired rather than designated as ‘total losses’ by insurance companies. In fact, many insurance companies in North America will not authorize the use of higher cost, new OEM replacement products if alternative products are available. Our ability to supply these products gives insurance companies the confidence to designate LKQ as the preferred supplier for their repair shops. With our distribution network that reaches the major markets in the U.S. and Canada, combined with our extensive range of products, we believe we are the only supplier that is able to support the insurance industry in this manner. We believe we will be positioned to provide similar services to the insurance industry in the U.K. as we expand our collision product offerings and continue to build the national distribution network of our recently acquired U.K. operations.

Our aftermarket product offering is particularly broad, with more than 86,000 SKUs sold in North America in 2011. In order to address the multiple needs of our aftermarket customers, we offer our Platinum Plus line of high quality products with lifetime warranties, our Value Line of aftermarket products when cost is the main factor for vehicle repairs, and products certified by independent organizations such as the Certified Automotive Parts Association (“CAPA”) and NSF International (“NSF”). Our 2011 acquisition of the Akzo Nobel paint business allowed us to expand our geographic range in aftermarket automotive paint to better meet our customers’ repair needs. We also offer other repair materials, such as tape, sandpaper, paint guns and frame racks, so that our customers can purchase these at the same time as they are ordering their automotive repair products. Our U.K. operations also offer a broad range of products, with more than 121,000 individual SKUs sold in 2011.

One call away

To execute our strategy of offering a broad inventory with high fulfillment rates, we offer our customers the choice of aftermarket or recycled products. For many parts, we also offer refurbished or remanufactured product options. If, for example, a customer has a damaged bumper, we may offer that customer the choice of a recycled bumper, a new aftermarket bumper, or a refurbished bumper. Because recycled products are in limited supply, our ability to offer additional alternative product options increases our fulfillment rates and customer satisfaction. Historically, the distribution channels for aftermarket and refurbished products have been separate from those for recycled and remanufactured products; however, we are combining these channels through the sharing of warehousing, inventory, sales and distribution systems so that our repair shop customers need only one source of supply for their alternative repair products.

WHOLESALE AUTO PRODUCTS—NORTH AMERICA

Our wholesale automobile product operations in North America are organized by geographic regions serving the U.S. and Canada that sell all four product types to collision and mechanical automobile repair businesses. As of December 31, 2011, these wholesale operations conducted business from more than 290 facilities.

As we have combined the distribution channels for our alternative parts offerings, we also leverage our facility and warehouse costs and improve local product availability by locating multiple product operations together. Our aftermarket product operations may include a combination of sales, warehousing and distribution, and in many cases will be co-located with our refurbishing operations. Our salvage operations typically have processing, sales, distribution and administrative operations on site, indoor and outdoor storage areas, and include a large warehouse with multiple bays to dismantle vehicles. Our engine remanufacturing operations, which we acquired in the fourth quarter of 2010 and in 2011, are conducted primarily at our facility in Mexico, with sales, warehousing and distribution operations in the U.S.

Wholesale Aftermarket Products

Our 2011 sales included more than 86,000 SKUs of aftermarket collision products and repair materials for the most common models of domestic and foreign automobiles and light trucks, generally for the 15 most recent model years. Our principal aftermarket product types consist of those most frequently damaged in collisions, including automotive body panels, bumper covers and lights. In 2011, our expansion in complementary product types, such as cooling products and paint, contributed to the increase in our available products and has allowed us to better meet our customers’ repair needs. The sources for our aftermarket products are both foreign and domestic manufacturers and distributors.

Aftermarket products provide the collision repair industry with quality products at prices well below new OEM replacement products. Lower costs may help insurers contain collision repair costs, and may result in cars being considered repairable rather than categorized as total losses.

We distribute paint and other materials used in repairing damaged vehicles, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by us are purchased from numerous suppliers in the U.S. and Canada. Certain of these products are distributed under the brand “Keystone.”

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

In 2011, LKQ became the first automotive parts distributor to become certified under the new NSF International Automotive Parts Distributor Certification Program, which addresses the needs of collision repair shops and insurers by maintaining quality management systems to address part traceability, service and quality. This certification program complements the existing parts certification program with NSF under which LKQ has a broad range of certified automotive collision replacement parts. Many major insurance companies have adopted policies recommending or requiring the use of products certified by CAPA or NSF when available. A number of CAPA and NSF certified products are also marketed under the Platinum Plus brand.

In addition to distributing parts certified by CAPA and NSF, we actively participate with CAPA, NSF, insurance companies and consumer groups in encouraging independent manufacturers of collision replacement products to seek certifications from these organizations.

We have developed a product line called “Value Line” for more value conscious, often self-pay, consumers. Our Value Line products offer quality products at reasonable prices, providing additional choices for repairs or rebuilding of vehicles. The Value Line product line includes most product categories.

Procurement of Inventory

The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in the U.S. and Taiwan. In 2011, approximately 53% of our aftermarket purchases were made from our top eight vendors, with our largest vendor providing approximately 12% of our inventory. We believe we are one of the largest customers of each of these suppliers. No other supplier provided more than 5% of our supply of aftermarket products. We purchased approximately 44% of our aftermarket products directly from manufacturers in Taiwan and other Asian countries. Approximately 56% of our aftermarket products were purchased from vendors located in the U.S. and Canada. However, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries.

We benefit from an automated procurement system for aftermarket goods that makes order and inventory transfer recommendations using product sales and data for lost sales due to stockouts. Buyers review the system’s recommendations and then place purchase orders or arrange for a redistribution of inventory to areas of higher demand. For new products, we use vehicle volume and registrations by state to influence what new products should be ordered and where the stock should be located. Typically six months after the products are introduced, the automated system has sufficient data to make order recommendations.

We have business arrangements with manufacturers to produce our Platinum Plus products. These agreements automatically renew for additional 12 month periods unless written notice is given. While we compete with other distributors for production capacity, we believe that our sources of supply and our relationships with our suppliers are satisfactory.

We usually receive orders within ten days from domestic suppliers. Orders placed with foreign manufacturers generally are received within 45 to 60 days.

Foreign orders typically are shipped in sea containers directly to over half of our aftermarket locations. We have 24 regional hubs and three distribution centers. The hub warehouses act as sources for our other non-container-direct aftermarket warehouse locations, and serve as the central stocking point of all slower moving items. This structure is designed to maximize our fulfillment rates as smaller branches can have a high fill-rate of next day availability.

Wholesale Recycled Products

Wholesale recycled collision and mechanical products provide high quality, lower-price repair options. Our most popular recycled products include engines, transmissions, doors, front end assemblies, trunk lids, bumper assemblies, head and tail lamp assemblies and mirrors. Some insurance companies mandate that the recycled products must be of the same model year or newer as the vehicle being repaired. As a result, the majority of the products we sell are from vehicles not more than ten years of age. We have adopted the industry’s grading system based on the condition of the product, and factor product grades into our pricing decisions. Unlike aftermarket products that are individually boxed, recycled products are most frequently sold as subassemblies or as multiple parts already put together. Installing recycled products often means that collision shops not only save on product cost, but, because several products may come pre-assembled, are also able to reduce labor costs.

Procurement of Inventory

We procure recycled products for our wholesale operations by acquiring damaged or totaled vehicles. Vehicles that have been declared “total losses” typically are sold at regional salvage auctions throughout the U.S. and Canada. Salvage auctions charge fees both to the suppliers of vehicles, primarily insurance companies, and to the purchasers, such as LKQ. Additionally, we pay third parties fees to tow the vehicles from the auction to our facilities.

Over the past few years, the frequency with which vehicles are declared total losses has increased as a result¸ we believe, of the rise in repair costs relative to replacement cost. In 2000, approximately 9% of accident claims resulted in a total loss; by 2010, this percentage increased to 14%. As OEMs offer models that have increasingly complex safety measures such as multiple airbags and vehicle operating sensors, the cost to repair such vehicles has risen. Recently, high used car values have reduced the effect of this trend slightly.

In 2011, LKQ acquired approximately 228,000 salvage vehicles for our wholesale recycled product operations with approximately 95% purchased at salvage auctions. Prior to the scheduled auction date, our salvage buyers may preview the auctions online to investigate the vehicles to be sold and determine our interest in buying them. They obtain key information such as the model and mileage, and perform visual damage assessments to determine which parts on the targeted vehicles are recyclable. With the data from this preview, we deploy a bidding system that performs a valuation calculation for each vehicle. In order to recommend a maximum bid price, the calculation incorporates demand for a vehicle’s recyclable parts, current inventory levels, average selling prices, auction costs, projected margins and instances of out-of-stock. Using this disciplined supply and demand procurement approach, we place bids on the targeted vehicles. In most cases, we attend auctions in person, although some of our purchasing is done through an online auction system.

We acquired approximately 5% of the salvage vehicles we purchased for wholesale parts in 2011 directly from insurance companies, vehicle manufacturers, and other direct sellers. These arrangements eliminate the fees charged to the buyers and sellers by the salvage auction, often providing inventory with a lower initial expenditure of capital. Direct purchase agreements, while usually beneficial, have limited applicability to our procurement because vehicle auctions provide us with the flexibility to focus on sought after vehicles based on our bidding algorithms.

Vehicle Processing

Vehicle processing for our wholesale recycled operations involves dismantling a salvage vehicle into recycled products that are ready for sale. When a salvage vehicle arrives at one of our facilities, an inventory specialist identifies, catalogs, and schedules the vehicle for dismantling. Prior to dismantling, we remove from each vehicle its fluids, Freon, and parts containing hazardous substances or precious metals such as catalytic converters. The extracted fluids are stored in bulk and subsequently sold to recyclers. In the case of gasoline, the fuel retrieved is primarily used to power our delivery vehicles. A small portion of the recycled motor oil we collect is used at certain of our plants that have high-efficiency oil burning furnaces; the balance is sold to motor oil recyclers.

When ready for dismantling, each vehicle will have an inventory report that indicates to the dismantler which parts should be removed and placed in a warehouse for future sales to customers, which parts should be collected in bulk for our refurbishing and remanufacturing operations or for sale to parts remanufacturers, and which parts have value but should remain on the vehicle until sold.

Products that are placed directly on our shelves are typically higher sales volume items such as engines, transmissions, doors, hoods, trunk lids, head and tail lamp assemblies, and front and rear bumper covers. Many of the recycled products we sell are subassemblies of multiple parts including quarter panels and front end assemblies. The subassemblies are cut from the vehicle bodies, usually using specific parameters provided by the repair shop at the time of sale.

Parts that are not in a condition to be sold as recycled products or that are in surplus supply are separated and refurbished or remanufactured internally, or otherwise sold in bulk to parts remanufacturers. If there is strong demand for products that are currently at high stock levels in our warehouses, we may choose to hold the vehicle for further dismantling at some future date when we are more likely to have a need for the parts. The holding period for partially dismantled car bodies will depend on the rack space available at the site. Once all of the parts of value have been removed, the remaining vehicle frame is crushed and sold to scrap processors.

Prior to placement on our warehouse shelves, each inventory item is given a unique bar code tag for identification and entered into our inventory tracking system. We utilize bar coding systems and wireless transmission to keep track of inventory from the time a product is removed and inventoried, to the time it is sold and put on a truck for delivery.

Refurbished and Remanufactured Products

As of December 31, 2011, we operated 34 plastic bumper and bumper cover refurbishing plants, a chrome bumper plating plant, 15 wheel plants, one light refurbishing plant and four engine remanufacturing facilities. Most of our refurbished and remanufactured products are sold through our wholesale distribution channels. The balance is sold to retail automotive stores, wholesale distributors and via internet sales.

The majority of our refurbished and remanufactured products are processed from cores obtained from salvage vehicles purchased by our recycled operations, damaged cores collected by our route delivery drivers from vehicles under repair by our customers, and from core brokers. Our sales capacity for these products is limited by the availability of cores to refurbish. In addition to the engines we remanufacture in-house, we sell some remanufactured mechanical products, such as engines and transmissions, acquired from other mechanical remanufacturers.

We began our engine remanufacturing operations through an acquisition in the fourth quarter of 2010, and further expanded these operations with two additional acquisitions in 2011. When identifying the products that we refurbish or remanufacture, we focus on products that have high demand. These products are accumulated from our salvage operations at our central core sorting facility, and are then either sent to our refurbishing or remanufacturing facilities or sold in bulk to other mechanical remanufacturers. Additionally, certain of our wheels may be sent to our smelter operations to be melted and sold as aluminum ingot.

Scrap and Other Materials

Our wholesale recycled product operations generate scrap metal and other materials that we sell to recyclers. Vehicles that have been dismantled for recycled products and “crush only” end of life vehicles acquired from other companies, including OEMs, are typically crushed using equipment on site. In other cases, we will hire mobile crushing equipment to crush the vehicles before they are transported to shredders and scrap metal processors. Damaged and unusable wheel cores are melted in our aluminum furnaces and sold to consumers of aluminum ingot and sow for the production of various automotive products, including wheels.

Customers

We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. We also generate a portion of our revenue from scrap sales to metal recyclers. No single customer accounted for 3% or more of our revenue in 2011.

Repair Shops and Others

We sell the majority of our wholesale products to collision and mechanical repair shops. Industry reports estimate there were approximately 53,000 collision repair shops, including those owned by new car dealerships, in the U.S. in 2010. The same reports estimate there were approximately 76,000 general (including mechanical) repair garages, but excluding new car dealership service departments, in the U.S. in 2010. The majority of these customers tend to be individually-owned small businesses, although there has been a trend toward consolidation, resulting in the formation of several national and regional repair companies. We also sell our products to automobile dealerships, car rental companies and fleet management groups.

Insurance Companies

Automobile insurance companies wield significant influence on the demand for our products. While insurance companies do not pay for our products directly, they ultimately pay for the repair costs of insured vehicles in excess of any deductible amount. As a result, insurance companies often influence the types of products used in a repair.

Our presence in all major markets in the U.S. and Canada gives us a distinctive ability to service the major automobile insurance companies. Insurance companies generally operate at a national or regional level. The use of our products provides a direct benefit to these companies by lowering the cost of repairs, decreasing the time required to return the repaired vehicle to the customer, and providing a replacement product that is of high quality and comparable performance to the part replaced.

We assist insurance companies by providing high quality aftermarket, recycled, refurbished and remanufactured products to collision repair shops, especially to repair shops that are part of an insurance company’s Direct Repair Program (“DRP”) network. A repair shop participating in a DRP is referred potential work from the insurance company in exchange for providing assurances to the insurance company of quality, timeliness and cost. Industry reports indicate approximately 44% of collision repair shops participate in DRPs, and between 40% and 50% of a repairer’s business is generated through participation in DRP networks. In 2010, the average repairer participated in approximately three DRPs, an increase from two DRPs per repairer in 2000. To meet the needs of the DRPs, professional repairers have been required to become fluent in claims handling. Our Keyless system assists these repairers by indicating the availability of alternative products as replacements for damaged OEM products. This data also helps insurance companies monitor the body shops’ compliance with its DRP product guidelines that might, for instance, stipulate the use of the lowest cost products that meet quality specifications. In addition, in some markets insurance companies are able to dispose of low value total loss vehicles directly to us so they can save the transaction fees associated with selling these vehicles through salvage auctions.

Sales and Marketing

In the case of repairs paid for as a result of insurance claims, which industry publications estimate are approximately 89% of all repairs, insurance companies give collision repair shops directives as to what type of replacement products are eligible for reimbursement. Typically insurance carriers have established a hierarchy or decision tree prioritizing the types of products to be used for repairs. As an example, a protocol may require recycled products if available; if recycled products are not available, then refurbished products; and, if recycled or refurbished products are not available, aftermarket products. If none of these alternative product types is available, the shop may then use new OEM replacement products. As a body shop looks for products for a repair, the sourcing of products typically begins with a call to one of our recycled operations or one of our competitors. Our recycled sales personnel are encouraged to capture the sale as a “one-stop shop” and, if recycled products are out of stock, to fill orders from our refurbished or aftermarket product inventory. To support these efforts, we have provided our sales staff with access to both recycled and aftermarket sales systems, and we have developed sales incentive programs that encourage cross selling throughout our wholesale operations.

As of December 31, 2011, we had approximately 1,700 full-time sales staff in our North American wholesale operating segment. The full time sales personnel are located at sales desks at our facilities or at one of the regional call centers we operate. We deploy a call routing system that redirects overflow calls to alternative call centers, typically located within the same region. We also operate two other call centers, one to support national accounts, and the other to support insurance adjusters’ needs and questions. Our sales personnel are encouraged to initiate outbound calls in addition to the inbound calls they handle. Our sales staff can use customer estimates from our Keyless estimating system to generate sales leads for both aftermarket and recycled products.

We are continually reviewing and revising the pricing of wholesale products. Our pricing specialists consider factors such as recent demand levels, inventory quantity on hand and turnover rates, new OEM product prices and local competitive pricing, with the goal of optimizing revenue. We set list prices and then sell items at a discount to list, with the discount typically based on each customer’s purchasing volume. We may adjust prices during the year in response to material price changes of new OEM replacement products.

We believe our commitment to stock inventory in local warehouses, supplemented by the inventory sharing system within our regional trading zones, improves our ability to meet our customers’ requirements more frequently than our competitors and gives us a competitive advantage.

Distribution

We have a distribution network of over 290 wholesale plants and warehouses across the U.S. and Canada, of which 50 function as large hub or cross dock facilities. Our network of facilities allows us to develop and maintain our relationships with local repair shops while providing a level of service that is made possible by our nationwide presence. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network.

We have developed an internal distribution network to allow our sales representatives to sell our products within regional trading zones, thus improving our ability to fulfill customer requests and accelerating inventory turnover. Each weekday we operate over 280 transfer runs between our cross dock facilities and our plants and warehouses within our regional trading zones to redistribute our alternative products for delivery on the next day. In addition, we have approximately 2,700 local delivery routes serving our customers each weekday.

Each sale results in the generation of a work order at the location housing the specific product. A dispatcher is then responsible for ensuring fulfillment accuracy, printing the final invoice, and including the product on the appropriate truck route for delivery to the customer. In markets where we offer more than one alternative product type, we have begun to integrate the delivery of multiple product types on the same delivery routes to help minimize distribution costs and improve customer service. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans. Over time, our delivery vehicles will become more consistent as we reconfigure the fleet to include vehicles that can carry all four product types.

Competition

We consider all suppliers of vehicle collision and mechanical products to be competitors, including aftermarket suppliers, recycling businesses, refurbishing operations, parts remanufacturers, OEMs and internet-based suppliers. We do not consider retail chains that focus on the do-it-yourself market to be our direct competitors. We believe the principal areas of differentiation in our industry include availability of inventory, pricing, product quality and service.

The aftermarket product distribution business is highly fragmented and our competitors, other than OEMs, are generally independently owned distributors with one to three distribution centers. Similarly, we compete with domestic vehicle product recyclers, most of which are single-unit operators. In some markets, smaller competitors have organized affiliations to share marketing and distribution resources, including internet sites. We compete with alternative parts distributors on the basis of our nationwide distribution system, our product lines and inventory availability, customer service, our relationships with insurance companies, and to a lesser extent, price.

Manufacturers of new original equipment products sell the majority of automobile replacement products. We believe, however, that as the insurance and repair industries continue to recognize the advantages of aftermarket, recycled, refurbished and remanufactured products, the alternatives to new OEM replacement products will account for a larger percentage of total vehicle replacement product sales. Since 2007, alternative parts usage has increased from approximately 31% to 37% of the collision replacement product market. We compete with OEMs on the basis of price, service and product quality.

WHOLESALE AUTO PRODUCTS—EUROPE

Our European wholesale operating segment was formed in the fourth quarter of 2011 with our acquisition of ECP, the U.K.’s largest distributor of automotive aftermarket products. We operate 90 branches, supported by eight regional hubs and a national distribution center, which allows us to reach most major markets within the U.K. With its national distribution system and IT infrastructure, we believe ECP will serve as a platform to expand into complementary products to increase market penetration in this region, as well as to further develop a collision repair parts business similar to our North American wholesale operations.

Inventory

In 2011, we sold more than 121,000 SKUs of aftermarket products, primarily composed of mechanical aftermarket parts for the repair of vehicles five to 15 years old. Our top selling products include electrical products such as spark plugs and ignition coils, clutches and related parts, steering and suspension parts, and brake pads and sensors. In 2011, our top 10 suppliers represented approximately 38% of our inventory purchases, with our top supplier representing approximately 8% of our purchases. No suppliers outside of our top ten suppliers provided more than 3% of our annual purchases. The aftermarket products we distribute are purchased from vendors located primarily in the U.K. and other European countries. In 2011, we purchased approximately 70% of our aftermarket products from manufacturers in the U.K. and 19% of our products from other European countries. Approximately 11% of our products were procured from vendors located in China.

We provide value to our customers by offering aftermarket products that, in many cases, are sourced from the same suppliers used by OEMs. By working directly with the manufacturers, we are able to eliminate many intermediate steps in the parts supply chain to offer the same products for a lower price compared to OEMs. For many of our products, we also offer lower-cost lines for our customers that are more cost conscious.

Customers

We sell the majority of our products to over 32,000 professional repairers, including primarily independent mechanical repair shops and collision repair shops. In addition to our sales to repair shops, we also generate a portion of our revenue through sales to retail customers from our branch stores, which have historically represented less than 20% of our revenue. No single customer accounted for more than 2% of our revenue in 2011.

Sales and Marketing

To place an order, our customers will generally call a sales representative at the nearest branch, or may call our central call center. Using an electronic automotive exchange and our integrated IT platform displaying inventory availability, our sales representatives can locate for our customers to the appropriate replacement part. We set list prices for our products, and then apply a discount off of list, primarily depending on each customer’s purchasing volume. Customer orders are then filled from the local branch, or routed to another location as necessary to fill the order.

Similar to our North American wholesale operations, insurance companies significantly influence the purchasing decisions for collision products in the U.K. We believe the historically low alternative collision parts usage percentage, which is currently less than 10%, provides an opportunity for us in this market, particularly as insurance companies look to lower their costs. As a result, we have begun to develop business relationships with insurance companies and implement insurer-based marketing models to bring visibility to the cost savings that can be achieved through the use of alternative parts. As we continue to grow our collision parts offerings over time in this market, we believe we will be well-positioned to serve as a lower-cost alternative for insured repairs in the U.K.

Distribution

We employ a central stock replenishment system supported by our integrated IT platform to monitor historical demand, lost sales, and orders. Using this information, we are better able to appropriately stock our branches to meet customer requests. Our typical branch location holds between 10% and 20% of our available SKUs, with nightly replenishment from our national distribution center and other distribution hubs. For several of our branches, we can deliver an in-stock part within one hour. In the event that a branch does not have a requested part, the part is supplied by either the hubs or the national distribution center within 24 hours. We deliver parts to our customers on our vans or third party motorcycles with 35,000 daily deliveries, or otherwise by third party carriers.

Competition

We view all suppliers of replacement repair products as our competitors, including other alternative parts suppliers and OEMs. While we compete with all alternative parts suppliers, there are few with a distribution network reaching most major markets in the U.K. We believe we have been able to distinguish ourselves from other alternative parts suppliers primarily through our distribution network, which allows us to deliver our products quickly, as well as through our product lines and inventory availability, pricing and service. We compete with OEMs primarily on the basis of price, service and availability.

SELF SERVICE RETAIL PRODUCTS

Our self service retail operations sell parts from older cars and light trucks directly to consumers. In addition to revenue from the sale of parts, core and scrap, we charge a small admission fee to access the property. Our self service facilities typically consist of a fenced or enclosed area of several acres with vehicles stored outdoors and a retail building through which customers are able to access the yard. As of December 31, 2011, we conducted our self service retail operations from 47 facilities in North America.

Inventory

We acquire inventory for our self service retail product operations from a variety of sources, including but not limited to towing companies, municipality sales, auctions, insurance carriers, the general public and charitable organizations. We typically procure salvage vehicles that are more than eight model years old for our self service retail product operations. These vehicles will typically be older and of lower quality than the salvage vehicles we purchase for our wholesale recycled product operations. In 2011, we purchased approximately 352,000 lower cost self service and crush only vehicles.

Processing and Placement

Vehicles are typically delivered to our locations by the seller, though in some cases, we will arrange for transportation. Once on our property, minimal labor is required to process the vehicle other than removing the fluids, catalytic converters and hazardous materials. Vehicles are then placed in the yard for customers to remove parts. The vehicle inventory is usually organized according to domestic and foreign cars (further organized by make), passenger vans and trucks. In our self service business, availability of a specific part will depend on which vehicles are currently at the site and to what extent parts may have previously been removed and sold.

Part prices are listed on regularly updated price sheets and will vary by part type, but not by make or model. For instance, four cylinder engines are priced the same amount regardless of vehicle make, model, age or condition. We usually allow customers access to vehicles for 30 to 60 days before they are crushed and sold to scrap metal processors. By maintaining a relatively short turnover period, we ensure that our inventory is continually updated with different car options or removed from the yard when the saleable parts are depleted.

Scrap and Other Materials

Our self service auto recycling operations generate scrap metal, alloys and other materials that we sell to recyclers. Vehicles that we no longer make available to the public and “crush only” vehicles acquired from other companies, including OEMs, are typically crushed using equipment on site.

Customers

The customers of our self service yards are frequently do-it-yourself mechanics, small independent repair shops servicing older vehicles and auto rebuilders. The scrap from the vehicle hulks is sold to recyclers, with whom we may also compete when procuring salvage vehicles for our operations.

Competition

There are competitors operating self service businesses in all of the markets in which we operate. In some markets, there are numerous competitors, often operating in close proximity to our operations. We try to differentiate our business by the quality of the inventory and the size and cleanliness of the property.

HEAVY-DUTY TRUCK PRODUCTS

LKQ started its heavy-duty recycled truck product operations in 2008 with the purchase of a recycler based in Houston, Texas. As of December 31, 2011, we had a total of 18 facilities in the U.S. and Canada. We began our recycled truck operations with a belief that development of a network would offer similar opportunities to those we have experienced with our wholesale recycled product operations. The development of our network is ongoing, but we have made progress toward integrating the operations and achieving synergies.

Inventory

Our inventory is comprised of used heavy- and medium-duty trucks, usually five years or older, which are purchased at salvage and truck auctions or directly from insurance companies or large fleet operators. During 2011, we purchased approximately 6,000 vehicles. Depending on the condition of the vehicles, they may be dismantled for parts or resold as running vehicles. If certain mechanical parts are damaged, such as transmissions, we may remanufacture them and offer them to our customers. The vehicles that are acquired for resale are typically special purpose or vocational use trucks such as those used for garbage pickup or cement delivery. If requested by the sellers of the vehicles, we provide an assurance that the vehicles will be sold to foreign buyers and exported to countries for use outside of the U.S., or to domestic buyers after the vehicles have been reconditioned and modified for use other than their original purpose.

By utilizing a yard management system that we implemented in 2010, we are able to provide our yards visibility to available inventory across the network. We believe this system provides an advantage over our competitors who do not typically leverage a broad network to fulfill customer demand for products.

Customers

Customers for recycled heavy-duty truck products are often owner/operators, local cartage companies operating fleets or foreign buyers or exporters seeking low cost parts, most commonly engines and transmissions.

EMPLOYEES

As of December 31, 2011, we had approximately 17,900 employees. We are a party to a collective bargaining agreement with a union that represents 49 employees at our Totowa, New Jersey facility. Approximately 415 of our employees at our bumper refurbishing plant in Mexico and approximately 215 of our employees at our recycled parts facility in Quebec City, Canada are also represented by unions. Other than these locations, none of our employees is a member of a union or participates in other collective bargaining arrangements. We consider our employee relations to be good.

FACILITIES

In 2011, we moved our corporate headquarters to 500 West Madison Street, Chicago, Illinois 60661, from our previous address at 120 North LaSalle Street, Chicago, Illinois 60602. In addition to our corporate headquarters, we have a field support center in Nashville, Tennessee that performs certain corporate functions, including accounting, procurement and information systems support. Many of these functions were transferred to the field support center in 2011 from regional offices where they were previously performed. Our European operations maintain procurement, accounting and finance functions, as well as a central call center, in Wembley, outside of London, England. In addition to these corporate offices, we have numerous operating facilities that handle wholesale, self service retail and heavy-duty truck products. We operate out of more than 440 locations in total, a majority of which are leased. Many of our locations stock multiple product types or serve more than one function.

Included in our total locations are 90 facilities in the U.K., including the 500,000 square foot national distribution center in Tamworth that houses inventory to supply the hubs and branches of our U.K. operations, and 30 facilities in Canada, five facilities in Central America, and two facilities in Mexico.

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

Our North American aftermarket operations use a third party facility management system. Additional third party software packages have been implemented to leverage the centralized data and information that a single system provides, such as a data warehouse to conduct enhanced analytics and reporting, an integrated budgeting system, an electronic data interchange tool, and eCommerce tools to enhance our online business-to-business initiatives—OrderKeystone.com and Keyless. Similarly, our aftermarket operations in the U.K. use a single integrated IT platform for our purchasing, branch stock, and finance activities, which are further supported by a distribution center system to manage inventory movement.

All of our refurbishing operations use a single facility management system. Our remanufacturing operations, which we acquired at the end of 2010 and further expanded through additional acquisitions in 2011, currently operate on three separate IT systems. We expect to integrate all of our remanufacturing operations onto one IT platform in the next couple of years.

In 2011, we completed the installation of a standardized point of sale system in our self service retail operations, which allows enhanced management reporting as well as improved system reliability. In 2010, we implemented a single enterprise system for all of our heavy-duty truck operations that supports inter-region sales to reduce the potential for lost sales due to out-of-stock parts.

The hardware that supports the systems used in our operations is located in offsite data centers. The centers are in secure environments with around-the-clock monitoring, redundant power backup, and multiple, diverse data and telecommunication routing.

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

REGULATION

Environmental Compliance

Our operations and properties, including the maintenance of our delivery vehicles, are subject to extensive federal, state and local environmental protection and health and safety laws and regulations. These environmental laws govern, among other things, the emission and discharge of hazardous materials into the ground, air, or water; exposure to hazardous materials; and the generation, handling, storage, use, treatment, identification, transportation, and disposal of industrial by-products, waste water, storm water, and mercury and other hazardous materials.

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

SEASONALITY

Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months we tend to have higher demand for our products because there are more weather related accidents. In addition, the cost of salvage vehicles may be lower as weather related accidents generate a larger supply of total loss vehicles.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Our operating results and financial condition have been and could continue to be adversely affected by the economic conditions in the U.S. and elsewhere.

The decline in economic conditions in the U.S. adversely impacted our business. Such conditions have resulted in fewer miles driven, fewer accident claims and a reduction of vehicle repairs. In the event that the U.S. economic conditions decline further or do not improve, we expect that our business will continue to be negatively affected. We recently expanded our operations to include the United Kingdom. To the extent that the economic conditions in the U.K. deteriorate, our new business could be negatively affected.

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

In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket products imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a settlement arrangement that expires in March 2015.

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

Most of our salvage inventory is obtained from vehicles offered at salvage auctions operated by several companies that own auction facilities in numerous locations across the U.S. We do not typically have contracts with any auction company. According to industry analysts, a small number of companies control a large percentage of the salvage auction market in the U.S. If an auction company prohibited us from participating in its auctions, began competing with us, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we are facing increased competition in the purchase of salvage vehicles from direct competitors, rebuilders, exporters, and others. This larger number of bidders has caused and may continue to cause our cost of goods sold for wholesale recycled products to increase. Some states regulate bidders to help ensure that salvage vehicles are purchased for legal purposes by qualified buyers. Auction companies have been actively seeking to reduce, circumvent or eliminate these regulations, which would further increase the number of bidders.

We also acquire inventory directly from insurance companies, OEMs, and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.

If our business relationships with insurance companies end, we may lose important sales opportunities.

Our success depends, in part, on the acceptance and promotion of alternative parts usage by automotive insurance companies. In some places that we operate, alternative parts usage is low, and there can be no assurance that such usage will increase. We also rely on business relationships with several insurance companies. These insurance companies encourage vehicle repair facilities to use products we provide. The business relationships include in some cases participation in aftermarket quality and service assurance programs that may result in a higher usage of our aftermarket products than would be the case without the programs. Our arrangements with these companies may be terminated by them at any time, including in connection with their own business concerns relating to the offering, availability, standards or operations of the aftermarket quality and service assurance programs. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.

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

We may not be able to sell our products due to existing or new laws and regulations prohibiting or restricting the sale of wholesale aftermarket, recycled, refurbished or remanufactured products.

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

Certain organizations test the quality and safety of vehicle replacement products. If these organizations decide not to test a particular vehicle product or in the event that such organizations decide that a particular vehicle product does not meet applicable quality or safety standards, we may decide to discontinue sales of such product or insurance companies may decide to discontinue authorization of repairs using such product. Such events could adversely affect our business.

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

We have a senior secured debt financing facility with a group of lenders. Our total outstanding indebtedness (including bank financing, letters of credit, and notes payable in connection with acquisitions) as of December 31, 2011 was $991.4 million. The credit agreement contains operating and financial restrictions and requires that we satisfy certain financial and other covenants. The failure to comply with any of these covenants would cause a default under the credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facility or it may be on terms that are not acceptable to us.

Our future capital needs may require that we seek debt financing or additional equity funding that, if not available, could cause our business to suffer.

We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. However, the [recent] turmoil in the credit markets has resulted in tighter credit conditions, which could affect our ability to raise additional funds. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we fail to raise capital when needed, our business may be negatively affected.

Our annual and quarterly performance may fluctuate.

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Future factors that may affect our operating results include, but are not limited to, those listed in the Special Note on Forward-Looking Statements in this Annual Report on Form 10-K. Accordingly, our results of operations may not be indicative of future performance. These fluctuations in our operating results may cause our results to fall below the expectations of public market analysts and investors, which could cause our stock price or the value of our debt instruments to decline.

Fluctuations in the prices of metals or shipping costs could adversely affect our financial results.

All of our recycling operations generate scrap metal and other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been used in our self service retail business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive “crush only” vehicles from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals. The prices of scrap and other metals have historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent that the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of our inventory value could be required. The cost of our wholesale recycled and our self service retail inventory purchases may also decrease as a result of falling scrap metal and other metals prices. However, there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal and other metals prices decline, and there may be a delay between the scrap metal and other metals price reductions and any inventory cost reductions. The price of steel is a component of the cost to manufacture products for our aftermarket business. We incur substantial freight costs to import parts from our suppliers, many of whom are located in Asia. If the cost of steel or freight rose we might not be able to pass the cost increases on to our customers.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2011, our total goodwill subject to future impairment testing was $1.5 billion. For further discussion of our annual impairment test, see “Goodwill Impairment” in the Critical Accounting Policies and Estimates section of Item 7 in this Annual Report on Form 10-K.

If the number of vehicles involved in accidents declines, or the number of cars being repaired declines, our business could suffer.

Because our business depends on vehicle accidents for both the demand for repairs using our products and the supply of wholesale recycled products, factors which influence the number and/or severity of accidents, including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the use of cellular telephones and other electronic equipment by drivers, the congestion of traffic, the occurrence and severity of certain weather conditions, the use of alcohol and drugs by drivers, the effectiveness of accident avoidance systems in new vehicles, and the condition of roadways, impact our business. In this regard, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones while driving, and such restrictions could lead to a decline in accidents. To the extent OEMs develop or are mandated by law to install new accident avoidance systems, the number and severity of accidents could decrease. Moreover, an increase in fuel prices may cause the number of vehicles on the road to decline and the number of miles driven to decline, as motorists seek alternative transportation options, and this also could lead to a decline in accidents. In addition, the number of new automobiles sold annually in the U.S. has dropped since 2007 compared to the average number of new vehicles sold annually from 1999 through 2006. This could result in a reduction in the number of vehicles on the road and consequently fewer vehicles involved in accidents. In addition, the average age of vehicles has been increasing, and insurance companies may find it uneconomical to repair older vehicles.

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

If customers of repair shops that purchase our products are injured or suffer property damage, we could be subject to product liability claims by such customers. The successful assertion of this type of claim could have an adverse effect on our business, results of operations or financial condition. In addition, we have agreed to defend and indemnify in certain circumstances insurance companies that could be named as defendants in such lawsuits. The existence of claims for which we must defend and indemnify insurance companies could negatively impact our business, results of operations or financial condition.

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

From time to time we acquire companies with a component of the purchase consideration being delayed and the payment thereof contingent on certain performance or other factors (the “contingent purchase price”). The accounting principles generally accepted in the United States require that we estimate the amount of the contingent purchase price at the time we complete the acquisition. Each subsequent reporting period (until the contingent purchase price is either paid or no longer potentially payable), we are required to re-evaluate the estimated amount of remaining contingent purchase price that is likely to be paid. If the revised estimate of the future contingent purchase price is higher than the amount accrued, then the difference must be recorded and charged to the income statement in that period. If the revised estimate of the future contingent purchase price is lower than the amount accrued, then the accrual is reduced and the difference is credited to income for the period. Because some of these payments would not be deductible for tax purposes, it is possible that the expense (or income) would not be tax-effected on our income statements. These adjustments, if required, could be material to our future results of operations.

We operate in foreign jurisdictions, which exposes us to foreign exchange and other risks.

We have operations in the U.K., Canada and Mexico. We are thus subject to foreign exchange exposure to the extent that we purchase inventory in different currencies than we denominate our sales, as well as exposure to foreign tax and other foreign and domestic laws. In addition, Mexico is currently experiencing a heightened level of criminal activity that could affect our ability to maintain our supply of certain aftermarket products.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LKQX.” At December 31, 2011 there were 33 record holders of our common stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on NASDAQ.

	High	Low
2010
First Quarter	$20.90	$18.02
Second Quarter	22.00	17.29
Third Quarter	21.09	17.81
Fourth Quarter	23.26	20.31

2011
First Quarter	26.30	22.00
Second Quarter	27.27	22.73
Third Quarter	27.75	20.38
Fourth Quarter	31.25	22.25

We have not paid any cash dividends on our common stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility contains, and future financing agreements may contain, financial covenants and limitations on payment of cash dividends or other distributions of assets.

The following graph compares the percentage change in the cumulative total returns on our common stock, the NASDAQ Stock Market (U.S.) Index and the following group of peer companies (the “Peer Group”): Copart, Inc.; O’Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co., for the period beginning on December 31, 2006 and ending on December 31, 2011 (which was the last day of our 2011 fiscal year). The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company’s common stock, the NASDAQ Stock Market (U.S.) Index and the Peer Group was $100 on December 31, 2006 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return

Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
LKQ Corporation	$100	$183	$101	$170	$198	$262
NASDAQ Stock Market (U.S.) Index	$100	$110	$65	$94	$110	$108
Peer Group	$100	$114	$93	$113	$155	$208

The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Stock options	6,539,046	$12.93
Restricted stock units	716,791	$—

Total equity compensation plans approved by stockholders	7,255,837		7,876,185
Equity compensation plans not approved by stockholders	—	$—	—

Total	7,255,837		7,876,185

The number of securities to be issued upon exercise of outstanding options, warrants, and rights includes outstanding stock options and outstanding restricted stock units but excludes restricted stock.

The number of securities remaining for future issuance under equity compensation plans includes 7,331,768 shares under the LKQ Corporation 1998 Equity Incentive Plan and 544,417 shares under the LKQ Corporation Stock Option and Compensation Plan for Non-Employee Directors.

See Note 4, “Equity Incentive Plans,” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the equity incentive plans listed above.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. In 2009, we reclassified into discontinued operations the results of certain self service retail facilities that we sold, agreed to sell or closed. Statements of Income data for prior periods have been updated to reflect only the continuing operations.

	Year Ended December 31,
(in thousands, except per share data)	2007	2008	2009	2010	2011
	(a)	(b)	(c)	(d)	(e)
Statements of Income Data:
Revenue	$1,112,351	$1,908,532	$2,047,942	$2,469,881	$3,269,862
Cost of goods sold	614,034	1,064,706	1,120,129	1,376,401	1,877,869

Gross margin	498,317	843,826	927,813	1,093,480	1,391,993

Operating income	119,051	193,280	231,448	297,877	361,483
Other (income) expense
Interest, net	16,009	35,522	30,899	28,316	22,447
Other (income) expense, net	(1,612)	(1,375)	(4,768)	(564)	3,265

Income from continuing operations before provision for income taxes	104,654	159,133	205,317	270,125	335,771
Provision for income taxes	41,032	62,041	78,180	103,007	125,507

Income from continuing operations	$63,622	$97,092	$127,137	$167,118	$210,264

Basic earnings per share from continuing operations	$0.56	$0.71	$0.90	$1.17	$1.44
Diluted earnings per share from continuing operations	$0.53	$0.69	$0.88	$1.15	$1.42
Weighted average shares outstanding-basic(f)	114,161	136,488	140,541	143,271	146,126
Weighted average shares outstanding-diluted(f)	119,937	141,023	143,990	145,857	148,375

	Year Ended December 31,
	2007	2008	2009	2010	2011
Other Financial Data:
Net cash provided by operating activities	$54,369	$132,961	$164,002	$159,183	$211,772
Net cash used in investing activities	(905,821)	(138,910)	(102,494)	(191,583)	(571,607)
Net cash provided by (used in) financing activities	921,629	11,793	(33,165)	18,962	311,411
Capital expenditures(g)	908,122	143,435	125,624	218,243	700,010
Depreciation and amortization	18,018	33,421	38,062	41,428	54,505

Balance Sheet Data:
Total assets	$1,692,655	$1,881,804	$2,020,121	$2,299,509	$3,199,704
Working capital	389,469	441,705	526,125	611,555	752,042
Long-term obligations, including current portion	658,462	642,874	603,045	600,954	956,076
Stockholders’ equity	849,777	1,020,506	1,179,434	1,414,161	1,644,085

(a)	Includes the results of operations of Keystone Automotive Industries, Inc. from its acquisition on October 12, 2007 and 11 other businesses from their respective acquisition dates in 2007.

(b)	Includes the results of operations of Pick-Your-Part Auto Wrecking from its acquisition on August 25, 2008 and seven other businesses from their respective acquisition dates in 2008.

(c)	Includes the results of operations of Greenleaf Auto Recyclers, LLC (“Greenleaf”) from its acquisition on October 1, 2009 and seven other businesses from their respective acquisition dates in 2009. We recorded a gain on bargain purchase for the Greenleaf acquisition totaling $4.3 million, which is included in Other income, net.

(d)	Includes the results of operations of 20 businesses from their respective acquisition dates in 2010.

(e)	Includes the results of operations of Euro Car Parts Holdings Limited from its acquisition effective October 1, 2011 and 20 other businesses from their respective acquisition dates in 2011. Our 2011 results include a loss on debt extinguishment of $5.3 million related to our execution of a new senior secured credit facility on March 25, 2011. Also in 2011, we recorded a net $1.4 million gain on adjustments to contingent consideration liabilities. The loss on debt extinguishment and adjustment to contingent consideration liabilities are included in Other expense, net.

(f)	We sold 23,600,000 shares of our common stock on September 19, 2007 in connection with a follow-on public offering. Accordingly, the shares used in the per share calculations for basic and diluted earnings per share in 2007 do not fully reflect the impact of the transactions that occurred during that year.

(g)	Includes consideration paid and payable for acquisitions and amounts paid and payable for property additions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products, recycled collision and mechanical products, refurbished collision replacement products such as wheels, bumper covers and lights, and remanufactured engines. Collectively, we refer to our products as alternative parts. We are the nation’s largest provider of alternative vehicle collision replacement products, and a leading provider of alternative vehicle mechanical replacement products. Our sales, processing, and distribution facilities reach most major markets in the U.S. and Canada. We expanded our wholesale operations effective October 1, 2011 with our acquisition of Euro Car Parts Holdings Limited (“ECP”), the largest distributor of automotive aftermarket products in the United Kingdom. In addition to our wholesale operations, we operate self service retail facilities that sell recycled automotive products. We also sell recycled heavy-duty truck products and used heavy-duty trucks. We have organized our businesses into four operating segments: Wholesale—North America; Wholesale—Europe; Self Service; and Heavy-Duty Truck. We aggregate our North American operating segments (Wholesale—North America, Self Service and Heavy-Duty Truck) into one reportable segment, resulting in two reportable segments: North America and Europe.

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

Acquisitions

Since our inception in 1998 we have pursued a growth strategy of both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. Our principal focus for acquisitions is companies that will expand our geographic presence and our ability to provide a wider choice of alternative vehicle replacement products to our customers.

Effective October 1, 2011, we acquired ECP, which marks our entry into the European automotive aftermarket business. ECP operates out of 90 branches, supported by eight regional hubs and a national distribution center from which multiple deliveries are made each day. ECP’s product offerings are primarily focused on automotive aftermarket mechanical products, many of which are sourced from the same suppliers that provide products to the OEMs. The expansion of our geographic presence beyond North America into the European market offers an opportunity to us as that market has historically had a low penetration of alternative collision parts.

In addition to our acquisition of ECP, we made 20 acquisitions in North America in 2011 (12 wholesale businesses, five recycled heavy-duty truck products businesses and three self service retail operations). Our acquisitions included the purchase of two engine remanufacturers, which expanded our presence in the remanufacturing industry that we entered in 2010. Additionally, our acquisition of an automotive heating and cooling component distributor supplements our expansion into the automotive heating and cooling aftermarket products market. Our North American wholesale business acquisitions also included the purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel Automotive and Aerospace Coatings (the “Akzo Nobel paint business”), which allowed us to increase our paint and related product offerings and expand our geographic presence in the automotive paint market. Our other 2011 acquisitions enabled us to expand our geographic presence and enter new markets.

In 2010, we made 20 acquisitions in North America (16 wholesale businesses, one recycled heavy-duty truck products business, two self service retail operations and one tire recycling business). Our acquisitions included the purchase of an engine remanufacturer, which allowed us to further vertically integrate our supply chain. We expanded our product offerings through the acquisition of an automotive heating and cooling component business, as well as a tire recycling business. Our 2010 acquisitions have also enabled us to expand our geographic presence, most notably in Canada through our purchase of Cross Canada, an aftermarket product supplier.

In 2009, we acquired eight businesses in North America (five wholesale businesses and three recycled heavy-duty truck products businesses). The acquisitions enabled us to increase our geographic presence in the wholesale products business and expand our network of recycled heavy-duty truck products facilities. Our 2009 acquisitions included Greenleaf Auto Recyclers, LLC (“Greenleaf”), which we purchased from Schnitzer Steel Industries, Inc. (“SSI”) in October. This acquisition enabled us to increase our geographic presence and increase our capacity in numerous markets.

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

Sources of Revenue

We report our revenue in three categories: (i) aftermarket, other new and refurbished products; (ii) recycled, remanufactured and related products and services; and (iii) other.

Our revenue from the sale of vehicle replacement products and related services includes sales of (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During 2011, sales of vehicle replacement products and services represented approximately 84% of our consolidated sales. Of these sales, approximately 59% were derived from the sales of aftermarket, other new and refurbished products, while 41% were composed of recycled and remanufactured products and services sales. Our aftermarket, other new and refurbished products revenue includes revenue generated by ECP, an automotive aftermarket products distributor, between the acquisition date and year-end. With our acquisitions of engine remanufacturers in 2010 and 2011, we have begun to vertically integrate our recycled and remanufactured products supply chain by bringing the engine remanufacturing process in house.

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

There is no standard price for many of our products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM replacement product prices, the age of the vehicle from which the part was obtained and competitor pricing.

In 2011, revenue from other sources represented approximately 16% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles). Revenue from scrap sales will vary from period to period based on fluctuations in commodity prices, the speed with which they fluctuate and the volume of vehicles we sell for scrap.

Cost of Goods Sold

Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and overhead costs including labor, fuel expense, and facility and machinery costs related to the purchasing, warehousing and distribution of our inventory. Our aftermarket products are acquired from a number of vendors. Our cost of goods sold for refurbished products includes the price we pay for inventory, freight, and costs to refurbish the parts, including direct and indirect labor, facility costs including rent and utilities, machinery and equipment costs including equipment rental, repairs and maintenance, depreciation and other overhead related to refurbishing operations.

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

Expenses

Our facility and warehouse expenses primarily include our costs to operate our aftermarket warehouses, wholesale and heavy-duty truck salvage yards and self service retail facilities. These costs include labor for plant management and facility and warehouse personnel and related incentive compensation and employee benefits, rent, other facility expenses such as utilities, property insurance, and taxes, and repairs and maintenance costs related to our facilities and equipment. The costs included in facility and warehouse expenses do not relate to inventory processing or conversion activities and, as such, are classified below the gross margin line on our Consolidated Statements of Income.

Our distribution expenses primarily include our costs to prepare and deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, fuel, third party freight costs, local delivery and transfer truck leases or rentals, vehicle repairs and maintenance, supplies and insurance.

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

Our general and administrative expenses primarily include the costs of our corporate offices and financial services center that provide corporate and field management, treasury, accounting, legal, payroll, business development, human resources and information systems functions. These costs include wages and benefits for corporate, regional and administrative personnel, stock-based compensation and other incentive compensation, accounting, legal and other professional fees, IT system support and maintenance expenses, and telephone and other communication costs.

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

Revenue Recognition

We recognize and report revenue from the sale of vehicle replacement products when they are shipped or picked up and title has transferred, subject to a reserve for returns, discounts and allowances that management estimates based upon historical information. A product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold. If actual returns and allowances are higher than our historical experience, there would be an adverse impact on our operating results in the period of occurrence.

For an additional fee, we also sell extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts, or three years in the case of lifetime warranties.

Inventory Accounting

Aftermarket and Refurbished Product Inventory. Aftermarket and refurbished product inventory is recorded at the lower of cost or market. Our aftermarket inventory cost is based on the average price we pay for parts, and includes expenses incurred for freight and overhead costs. For items purchased from foreign sources, import fees and duties and transportation insurance are also included. Our refurbished product inventory cost is based on the average price we pay for cores, and includes expenses incurred for freight, refurbishing costs and overhead.

Salvage and Remanufactured Inventory. Salvage inventory is recorded at the lower of cost or market. Our salvage inventory cost is established based upon the price we pay for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under direct procurement arrangements. Remanufactured inventory cost is based upon the price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead.

For all inventory, our carrying value is reduced regularly to reflect the age and current anticipated demand for our products. If actual demand differs from our estimates, additional reductions to our inventory carrying value would be necessary in the period such determination is made.

Business Combinations

We record our acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. We utilize management estimates and, in some instances, independent third-party valuation firms to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance. The purchase price allocation is subject to change during the measurement period, which is limited to one year subsequent to the acquisition date.

For certain acquisitions, we may issue contingent consideration under which additional payments will be made to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. Each contingent consideration obligation is measured at the acquisition date fair value of the consideration, which is determined using the discounted probability-weighted expected cash flows. At each subsequent reporting period, we remeasure the liability at fair value and record any changes to the fair value through Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Consolidated Statements of Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, variances between actual results achieved and projected results, changes in the projected results of the acquired business, or changes in our assessment of the probabilities surrounding the achievement of targets detailed in the respective agreements. As of December 31, 2011, we recorded $82.4 million of contingent consideration liabilities. Actual payouts under these contingent consideration arrangements will be determined at the end of the performance periods, and if the maximum payments were earned, the total payout would be approximately $110 million.

Goodwill Impairment

We are required to test our goodwill for impairment at least annually. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” which grants entities the option to first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. Under this ASU, if an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the entity is required to perform the two-step impairment test for the reporting unit. The revised guidance also allows an entity to bypass the qualitative assessment and proceed directly to step one of the two-step impairment analysis where a fair value calculation is performed. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is also permitted, and we elected to adopt this guidance for our goodwill impairment tests in the fourth quarter of 2011.

Under both the qualitative assessment and the two-step quantitative impairment test, we are required to evaluate events and circumstances that may affect the performance of the reporting unit and the extent to which the events and circumstances may impact the future cash flows of the reporting unit to determine whether the fair value of the assets exceed the carrying value. If these assumptions or estimates change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

We are organized into four operating segments: Wholesale—North America; Wholesale—Europe; Self Service; and Heavy-Duty Truck. We have also concluded that these four operating segments are reporting units for purposes of goodwill impairment testing in 2011. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During 2011, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not perform any impairment tests other than our annual test in the fourth quarter of 2011.

In 2011, we performed a qualitative assessment under the guidance of ASU 2011-08 for our Wholesale—North America and Self Service reporting units. Based on our analyses, we determined it was more likely than not that the fair value of each of these reporting units exceeded the respective carrying value, and no adjustments to goodwill were required. After considering the results of the Heavy-Duty Truck 2010 impairment test and the growth in the reporting unit in 2011, we elected to bypass the qualitative assessment and proceed directly to the quantitative two-step goodwill impairment test for this reporting unit. In our step one calculation, we established the fair value of the reporting unit using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. The results of this test indicated that the goodwill was not impaired. A 10% decrease in the fair value estimate of the Heavy-Duty Truck reporting unit would not have changed this determination. Given the limited period of time between the acquisition date of ECP and the date of our impairment test, we updated our quantitative assessment of the reporting unit’s fair value from the acquisition date to the date of our annual goodwill impairment test. Based on the results of this analysis, we concluded that the fair value of the Wholesale—Europe exceeded the carrying value, and no adjustments to goodwill were required.

As of December 31, 2011, we had a total of $1.5 billion in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results.

Self-Insurance Programs

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers’ compensation and property, under deductible insurance programs. We purchase certain stop-loss insurance to limit our liability exposure. The insurance premium costs are expensed over the contract periods.

We record an accrual for the claims expense related to our employee medical benefits, automobile liability, general liability, directors and officers liability, workers’ compensation and property claims based upon the expected amount of all such claims. If actual claims are higher than what we anticipated, our accrual might be insufficient to cover our claims costs, and we would increase our claims expense in that period to cover the shortfall.

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

We record a provision for taxes based upon our effective income tax rate. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider historical taxable income, expectations and risks associated with our estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We had a valuation allowance of $1.9 million and $2.6 million at December 31, 2011 and 2010, respectively, against our deferred tax assets. Should we determine that it is more likely than not that we would be able to realize all of our deferred tax assets in the future, an adjustment of $1.9 million to the net deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that it is more likely than not that we would not be able to realize all of our deferred tax assets in the future, an adjustment to the net deferred tax assets would decrease income in the period such determination was made.

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. We recognize interest and penalties accrued relating to unrecognized tax benefits in our income tax expense. In the normal course of business we will undergo tax audits by various tax jurisdictions. Such audits often require an extended period of time to complete and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. Changes in accruals for uncertainties arising from the resolution of pre-acquisition contingencies and deferred income tax asset valuation allowances of acquired businesses after the measurement period will be recorded in earnings in the period the changes are determined. Adjustments to other tax accruals are generally recognized in the period they are determined.

Stock-Based Compensation

We measure compensation cost for all stock-based payments (including employee stock options) at fair value and recognize compensation expense for all awards on a straight-line basis over the requisite service period of the award.

Our last option grant was in 2010. For valuing our option grants, we utilized several key factors and assumptions within our valuation model. We have been in existence since February 1998 and have been a public company since October 2003. We elected to use the Black-Scholes valuation model. At the last grant date, we used the simplified method in developing an estimate of expected life of stock options because we lacked sufficient data to calculate an expected life based on historical experience. Our first annual option grant with a full five year vesting period since we became a public company was on January 13, 2006, and these awards became fully vested in January 2011. Additionally, our options have a ten year life while our existence as a public company had been just over six years when the 2010 grant was made. In the event that we issue more options in the future, we will reassess the use of the simplified method based on the additional historical information available. We estimated volatility, which is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option, based on the historical volatility of our stock. Our forfeiture assumptions were based on voluntary and involuntary termination behavior as well as historical forfeiture rates. We estimated forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield represents the dividend rate expected to be paid over the option’s expected term, and we currently have no plans to pay dividends. The risk-free interest rate was based on U.S. Treasury zero-coupon issues available at the time each option is granted that have a remaining life approximately equal to the option’s expected life.

Recently Issued Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.

Financial Information by Geographic Area

See Note 16, “Segment and Geographic Information” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	57.4%	55.7%	54.7%
Gross margin	42.6%	44.3%	45.3%
Facility and warehouse expenses	9.0%	9.5%	9.8%
Distribution expenses	8.8%	8.6%	8.9%
Selling, general and administrative expenses	12.0%	12.6%	13.5%
Restructuring and acquisition related expenses	0.2%	0.0%	0.1%
Depreciation and amortization	1.5%	1.5%	1.7%
Operating income	11.1%	12.1%	11.3%
Other expense, net	0.8%	1.1%	1.3%
Income from continuing operations before provision for income taxes	10.3%	10.9%	10.0%
Provision for income taxes	3.8%	4.2%	3.8%
Income from continuing operations	6.4%	6.8%	6.2%
Income from discontinued operations	0.0%	0.1%	0.0%
Net income	6.4%	6.8%	6.2%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue. Our revenue increased 32.4% to $3.3 billion in 2011 compared to $2.5 billion in 2010. The increase in revenue was primarily due to business acquisitions, the higher volume of products we sold and higher revenue from scrap metal and other metals sales. Our acquisition related revenue growth of 21.5% includes $138 million of incremental revenue generated by ECP since its acquisition effective October 1, 2011. Our total organic revenue growth rate was 10.7%, composed of 7.9% and 28.0% organic growth in parts and services revenue and other revenue, respectively. Organic growth in parts and services revenue reflects the increase in salvage revenue over relatively lower levels during the prior year due primarily to volume increases. The prior year period was impacted by the cash for clunkers program, under which we purchased lower cost, older vehicles that did not have the same parts revenue potential as our more recent inventory purchases. Additionally, during the first quarter of 2010, we reduced purchases of salvage vehicles due to higher acquisition prices at the salvage auctions, resulting in lower volume of salvage parts available for sale during the first two quarters of 2010. During the second half of 2011, our organic revenue growth rate in parts and services revenue of 6.5% reflected the lessening impact of the cash for clunkers program and lower buying levels on the prior year results. Our aftermarket revenue increased primarily due to growth in sales volumes, which resulted from higher inventory purchases that contributed to a greater volume of parts available for sale. The growth in other revenue, which includes sales of scrap metal and other metals, was primarily due to higher metals prices combined with higher volume of scrap sold. We also had a 0.1% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased to 57.4% of revenue in 2011 from 55.7% of revenue in 2010. Of the increase in cost of goods sold as a percentage of revenue, 0.8% was due to higher input costs combined with competitive sales pricing pressure in our aftermarket products. Cost of goods sold in 2011 was also impacted by a shift in product mix, which increased cost of goods sold as a percentage of revenue by 0.6%. Certain of our acquisitions toward the end of 2010 and during 2011 increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but have lower gross margins, such as remanufactured engines. The product mix effect was also partially generated by sales of scrap aluminum as we expanded our furnace capacity through an acquisition in August 2010. Our sales of scrap aluminum, which is a by-product of our wheel refinishing operations, generate lower margins than our sales of vehicle products. Our acquisition of ECP, which generates lower gross margins than our North American business because of a greater weighting on lower margin mechanical products, increased our cost of goods sold as a percentage of revenue by 0.2%. Vehicle acquisition costs in our self service business grew at a greater rate than revenue as purchase costs were driven higher by increased demand for used cars and higher scrap prices. While scrap metal prices declined late in 2011, average vehicle acquisition costs did not fall as suppliers continued to demand higher prices. These vehicle acquisition factors caused a 0.5% increase in our cost of goods sold as a percentage of revenue compared to 2010. These effects were partially offset by reductions in our wholesale salvage costs as a percentage of revenue as the impact of rising vehicle costs driven by higher demand for salvage vehicles was offset by our increased recovery on cores and benefits of a net increase in scrap prices over prior year levels.

Gross Margin. As a percentage of revenue, gross margin decreased to 42.6% from 44.3%. The decrease in our gross margin percentage was due primarily to the factors noted in Revenue and Cost of Goods Sold above.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses declined to 9.0% of revenue in 2011 from 9.5% in 2010. The decrease was driven by a reduction in personnel-related expenses as a percentage of revenue, which fell to 4.9% compared to 5.3% in the prior year. As we expanded our product offerings through acquisitions in complementary business lines during 2011, we were able to leverage the fixed component of facility and warehouse expenses, such as personnel costs, as we integrated the acquisitions into our existing business. The decrease in facility and warehouse expenses as a percentage of revenue was also partially a result of higher other revenue, which grew at a greater rate than personnel expenditures.

Distribution Expenses. Distribution expenses as a percentage of revenue increased by 0.2% compared to 2010 as higher fuel and freight costs offset benefits from improved utilization of our distribution employees and equipment. Rising fuel prices increased fuel expense to 1.4% of revenue in 2011 compared to 1.2% in the prior year. Higher fuel prices also impacted third party freight expense, which increased to 1.4% of revenue in 2011 from 1.2% in 2010. These increases were partially offset by improved leveraging of our distribution network, including our personnel expenditures and equipment costs, in a period of growing revenue and higher other revenue that did not require additional distribution expenditures.

Selling, General, and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses decreased to 12.0% in 2011 from 12.6% in 2010. The decline in selling, general and administrative expenses was primarily driven by improved utilization of these costs in a period of rising revenue, including increased revenue from scrap metal and other metals that did not require additional selling or administrative expenditures. The decrease in these costs as a percentage of revenue included a reduction in selling expenses from 7.1% of revenue to 6.8% of revenue. Our general and administrative expenses, which include corporate overhead, professional fees and information technology expenses, decreased from 5.5% of revenue to 5.2% of revenue

Restructuring and Acquisition Related Expenses. In 2011, we incurred $7.6 million of restructuring and acquisition related expenses compared to $0.7 million in 2010. Our 2011 expenses include $4.0 million related to integrating our acquisition of the Akzo Nobel paint business in the second quarter of 2011 and our 2010 acquisition of Cross Canada, a Canadian aftermarket business. We also incurred $0.4 million of integration costs related to certain of our other acquisitions. Acquisition related expenses, which consist of external costs primarily related to our acquisition of ECP effective as of October 1, 2011, totaled $3.2 million in 2011. These acquisition related expenses included professional fees such as accounting, legal, advisory and valuation services. Restructuring charges incurred in 2010 included charges related to integration efforts from 2009 acquisitions. See Note 10, “Restructuring and Acquisition Related Expenses,” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.

Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.5% in both 2011 and 2010. Our increased levels of property and equipment, primarily driven by capital expenditures and acquisitions as well as higher intangible amortization expense, were offset by leveraging of our existing facilities to grow revenue and acquisition related revenue growth, respectively.

Operating Income. As a percentage of revenue, operating income decreased to 11.1% in 2011 from 12.1% in 2011. The decrease in operating income as a percentage of revenue was primarily due to a decline in gross margin, offset by improved leveraging of our operating expenses.

Other Expense, Net. Total other expense, net decreased to $25.7 million in 2011 from $27.8 million in 2010. In 2011, our net interest expense decreased by $5.9 million compared to 2010, which was offset by a loss on debt extinguishment of $5.3 million. On March 25, 2011, we executed a new senior secured credit agreement, and as a result, the unamortized balance of debt issuance costs related to the previous credit agreement was written off. Interest expense decreased due to a reduction in the average effective interest rate on our bank borrowings to 3.4% in 2011 from 4.9% in 2010, resulting from lower interest rates under our new credit facility combined with the impact of lower fixed interest rates under our outstanding interest rate swaps compared to the prior year. We also recognized a net gain of $1.4 million related to adjustments to reduce the fair value estimates of our contingent consideration liabilities. In 2011, we recognized a $0.4 million foreign exchange gain compared to a $0.2 million loss in the prior year. The current year gain was related to the weakening of the Canadian dollar and the Mexican peso, partially offset by a strengthening of the British pound.

Provision for Income Taxes. Our effective income tax rate in 2011 was 37.4% compared with 38.1% in 2010. The lower effective income tax rate in 2011 reflects a benefit of 0.5% relative to the prior year from our expanding international operations and a 0.3% reduction in our effective state tax rate. Our international operations, which grew in 2011 with the ECP acquisition, contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions. Additionally, we achieved tax savings from our financing of foreign acquisitions. Our effective state tax rate declined as a result of a shift in income to lower rate jurisdictions. The effective income tax rate for the comparable prior year period included a discrete benefit of $1.5 million resulting primarily from the revaluation of deferred taxes in connection with a legal entity reorganization. While we had no individually significant discrete items in 2011, the total benefit recognized for the year was similar to the benefit from the legal entity reorganization in 2010.

Income from Discontinued Operations, Net of Taxes. Income from discontinued operations, net of taxes, was $2.0 million in 2010, which was primarily the result of a gain of $2.7 million ($1.7 million, net of tax) from the sale of two self service retail facilities on January 15, 2010. Our 2011 results do not include any impact from these discontinued operations as the facilities were closed or sold in the first quarter of 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. Our revenue increased 20.6% to $2.5 billion for the year ended December 31, 2010, from $2.0 billion for the year ended December 31, 2009. The increase in revenue was primarily due to business acquisitions, higher volume of products we sold and higher revenue from scrap metal and other metals sales. Our parts and services organic revenue growth rate was 6.6%, which was composed of 4.2% organic growth in our recycled products revenue and 8.2% organic growth in our aftermarket products revenue. The higher growth in our aftermarket products organic revenue was driven by greater visibility to aftermarket products by our salvage sales force along with higher inventory levels and improved positioning within our distribution network, which created a greater volume of parts available for sale and higher fulfillment rates. Other revenue had an organic growth rate of 52.2%, primarily attributable to the effects of scrap metal and other metals prices that increased over the prior year, combined with higher sales volume. We also had a 0.4% favorable impact on revenue derived from foreign exchange on our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased 22.9%, from $1.1 billion in 2009 to $1.4 billion in 2010. As a percentage of revenue, cost of goods sold increased from 54.7% to 55.7%. The increase in our cost of goods sold as a percentage of revenue was due primarily to higher salvage acquisition prices in 2010, combined with an increase in revenue from scrap aluminum, which generates lower margins. Salvage acquisition prices in 2010 increased due to the expiration of the cash for clunkers program and higher overall demand for salvage vehicles at auction. The increase in salvage costs and impact of higher relative revenue from scrap aluminum were partially offset by improved aftermarket margins due to price increases and lower costs on aftermarket products due to vendor competition. Additionally, market conditions in our heavy-duty truck operations began to improve which resulted in lower heavy-duty truck inventory acquisition costs.

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

Restructuring and Acquisition Related Expenses. Restructuring expenses decreased 73.8% to $0.7 million in 2010, from $2.6 million in 2009. The restructuring expenses in 2010 were the result of the Greenleaf acquisition, while 2009 restructuring expense was related to the integration of Keystone Automotive Industries, Inc. into existing LKQ operations. See Note 10, “Restructuring and Acquisition Related Expenses,” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of restructuring and integration activities related to our acquisitions.

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

Provision for Income Taxes. The provision for income taxes increased 31.8%, from $78.2 million in 2009 to $103.0 million in 2010. Our effective income tax rate was 38.1% in both 2010 and 2009. Our effective state tax rate decreased by 0.7% in 2010 as a result of a shift in income to lower rate jurisdictions. The effective rate remained flat compared to the prior year because of the absence of the rate benefit generated from the non-taxable gain on bargain purchase in 2009. The provision for income taxes in both periods was affected by discrete items. In 2009, we recognized a $4.3 million non-taxable gain on bargain purchase related to the Greenleaf acquisition, which lowered the 2009 effective income tax rate by 0.8%. The 2010 effective tax rate included adjustments related to the revaluation of deferred taxes in connection with a legal entity reorganization in the first quarter (0.5% decrease to rate) and the establishment of valuation allowances on state tax credit carryforwards (0.2% increase to rate).

Income from Discontinued Operations, Net of Taxes. Our discontinued operations, net of taxes, generated $2.0 million of income in 2010, compared to $0.4 million in 2009. Income from discontinued operations increased primarily due to the gain of $2.7 million ($1.7 million net of tax) from the sale of two self service retail facilities to SSI on January 15, 2010.

Results of Operations—Segment Reporting

We have four operating segments: Wholesale—North America; Wholesale—Europe; Self Service; and Heavy-Duty Truck. Our operations in North America, which include our Wholesale—North America, Self Service and Heavy-Duty Truck operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our Wholesale—Europe operating segment, formed with our acquisition of ECP effective October 1, 2011, marks our entry into the European automotive aftermarket business, and is presented as a separate reportable segment. Although the Wholesale—Europe operating segment shares many of the characteristics of our North American operations, we have provided separate financial information as we believe this data would be beneficial to users in understanding our results.

The following table presents our financial performance, including revenue and earnings before interest, taxes, and depreciation and amortization (“EBITDA”) from continuing operations, by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue
North America.	$3,131,376	$2,469,881	$2,047,942
Europe	138,486	—	—

Total revenue	$3,269,862	$2,469,881	$2,047,942

EBITDA
North America.	$405,924	$339,869	$273,666
Europe	12,144	—	—

Total EBITDA	$418,068	$339,869	$273,666

The key measure of segment profit or loss reviewed by our chief operating decision maker is EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage. Since the European segment was initiated in the fourth quarter of 2011, its usage of the shared corporate and administrative costs has been minimal. Segment EBITDA excludes depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization. See Note 16, “Segment and Geographic Information” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total EBITDA to Income from Continuing Operations.

Since we presented a single reportable segment (North America) until the acquisition of ECP effective October 1, 2011 and the North American segment represents 97% of our 2011 segment EBITDA, the discussion of the consolidated results of operations covers the factors driving the year over year performance of our North American segment. Results for our European segment will not have a comparative period until the fourth quarter of 2012. Based on these considerations, we believe discussion of our results of operations at the segment level would not provide additional understanding of our overall performance.

2012 Outlook

We estimate that full year 2012 income from continuing operations and diluted earnings per share from continuing operations, excluding the impact of any restructuring and acquisition related expenses, will be in the range of $258 million to $278 million and $1.72 to $1.85, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit facility. On March 25, 2011, we entered into a senior secured credit agreement with a syndicate of banks led by JP Morgan Chase Bank, N.A., Bank of America, N.A., RBS Citizens, N.A. and Wells Fargo Bank, N.A. (the “Original 2011 Credit Agreement”), which was amended on September 30, 2011 (as amended, the “Amended and Restated 2011 Credit Agreement”). While the representations, warranties and covenants under the Amended and Restated 2011 Credit Agreement are customary, they include limitations and conditions on our ability to, among other things, incur indebtedness, make dividend payments, repurchase our stock and make certain investments, and also require us to maintain specified financial covenants. We were in compliance with all restrictive covenants under the Amended and Restated 2011 Credit Agreement as of December 31, 2011.

The initial use of proceeds under the Original 2011 Credit Agreement included payment in full of amounts outstanding under our previous credit agreement. Under the Amended and Restated 2011 Credit Agreement, we may borrow up to $1.4 billion, consisting of a $950 million revolving credit facility (including up to $500 million available in foreign currencies) and up to $450 million of term loan borrowings. As of December 31, 2011, the outstanding obligations under the facilities were $901.4 million, composed of $240.6 million of term loans and $660.7 million of revolver borrowings, compared to $590.1 million of term loans outstanding at December 31, 2010 under the previous credit agreement. Our acquisition of ECP effective October 1, 2011, for which we drew approximately $325.6 million, contributed to the increase in our outstanding credit facility borrowings. Our availability under the revolver at December 31, 2011, including the impact of outstanding letters of credit of $35.4 million, was $253.9 million. We do not expect to utilize the revolver as a primary source of funding for working capital needs as we expect our cash flows from operations to be sufficient for that purpose, but we do maintain availability as we continue to expand our facilities and network. In addition to the availability under the revolving credit facility, the Amended and Restated 2011 Credit Agreement provides for up to $200 million in incremental term loan borrowings, which we drew in January 2012 to pay down a portion of our outstanding revolver borrowings. At December 31, 2011, cash and cash equivalents totaled $48.2 million.

Borrowings under the Amended and Restated 2011 Credit Agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against the Amended and Restated 2011 Credit Agreement at December 31, 2011 (after giving effect to the interest rate swap contracts in force, described in Note 6, “Derivative Instruments and Hedging Activities,” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K) was 2.59%. The decline in our weighted average interest rate in 2011 resulted from lower fixed rates under our outstanding swaps at December 31, 2011 compared to the prior year-end and lower margins under the Amended and Restated 2011 Credit Agreement. Of our outstanding credit agreement borrowings of $901.4 million and $590.1 million at December 31, 2011 and 2010, respectively, $12.5 million and $50.0 million were classified as current maturities, respectively. After giving effect to the additional term loan borrowings in January 2012, our 2012 maturities will be $20.0 million.

The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and payment options offered. Our purchases of aftermarket products totaled approximately $836.3 million, $576.7 million, and $536.6 million in 2011, 2010, and 2009, respectively. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 228,000, 198,000, and 167,000 wholesale salvage vehicles in 2011, 2010 and 2009, respectively. In addition, we acquired approximately 352,000, 297,000, and 287,000 lower cost self service and crush only vehicles in 2011, 2010 and 2009, respectively. We also purchased 39,000 lower cost self service and crush only vehicles for our discontinued operations in 2009. Our heavy-duty truck purchases included 6,000, 4,000, and 4,000 heavy and medium-duty trucks in 2011, 2010, and 2009, respectively.

Net cash provided by operating activities totaled $211.8 million for the year ended December 31, 2011, compared to $159.2 million for the same period of 2010. In 2011, our operating income, excluding depreciation and amortization, increased by $76.7 million compared to the prior year. Additionally, our cash interest payments were $6.1 million lower than the prior year period due primarily to lower effective interest rates under our current secured credit agreement. These increases were partially offset by $25.1 million in higher tax payments primarily driven by the increase in pretax income and a higher net investment in our primary working capital accounts (receivables, inventory, and payables). The net cash outflow for our primary working capital accounts increased to $79.6 million for the year ended December 31, 2011 from $69.9 million for the comparable prior year period, primarily due to increased inventory purchases partially offset by the timing of cash payments and collections. We expect to generate net cash outflows for our working capital accounts into 2012 as we continue to build inventory levels to support our growing revenue levels, although at a lesser amount than 2011.

Net cash used in investing activities totaled $571.6 million for the year ended December 31, 2011, compared to $191.6 million for the same period of 2010. We invested $486.9 million of cash, net of cash acquired, in 21 acquisitions during 2011, including $293.7 million of cash paid, net of cash acquired, for our acquisition of ECP in the fourth quarter. Cash payments, net of cash acquired, for our 20 acquisitions in 2010 totaled $143.6 million. In January 2010, we completed the sale of two of our self service yards, resulting in a cash inflow, net of cash sold, of $12.0 million. Property and equipment purchases were $86.4 million in the year ended December 31, 2011, which is $25.0 million greater than the property and equipment purchases in 2010. The growth in capital expenditures was driven by an increase in site improvement and capacity expansion projects compared to the prior year, as well as expenditures related to planned 2010 projects that carried over into 2011.

Net cash provided by financing activities totaled $311.4 million for the year ended December 31, 2011, compared to $19.0 million in 2010. In March 2011, we entered into the Original 2011 Credit Agreement, under which our initial draw of $591.8 million (including $250.0 million of term loan borrowings and $341.8 million of revolver borrowings) was used to pay off amounts outstanding under the previous credit facility. The Amended and Restated Credit Agreement effective September 30, 2011 provided additional capacity under our revolving credit facility, under which we drew $325.6 million to fund our acquisition of ECP in the fourth quarter. Additionally, we made three scheduled term loan payments totaling $9.4 million in 2011. Related to the execution of the Original 2011 Credit Agreement on March 25, 2011 and the Amended and Restated 2011 Credit Agreement on September 30, 2011, we paid $11.0 million of debt issuance costs. During the prior year, we had only one required quarterly term loan payment for $7.5 million due to prepayments made in 2009. Cash generated from exercises of stock options provided $11.9 million and $14.0 million in 2011 and 2010, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $8.0 million and $15.0 million in 2011 and 2010, respectively.

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

Net cash used in investing activities totaled $191.6 million for the year ended December 31, 2010, compared to $102.5 million for 2009. In 2010, we invested $143.6 million of cash in acquisitions. In 2009, we invested $68.3 million, including $38.8 million for the Greenleaf acquisition in October, and received net proceeds of $3.1 million on settlements of purchase price receivables and payables related to earlier acquisitions. In 2010 and 2009, we completed the sale of certain of our self service yards, resulting in cash inflow, net of cash sold, of $12.0 million and $17.5 million, respectively. Property and equipment purchases were $61.4 million in 2010, which is $5.6 million higher than the property and equipment purchases in 2009.

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

As part of the consideration for certain of our business acquisitions completed in 2011, we entered into contingent consideration agreements with the selling shareholders. Under the terms of the contingent consideration agreements, additional payments will be made to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. For our acquisition of ECP, we are required to pay up to an additional £55 million in the event the business achieves certain EBITDA targets during the years ending December 31, 2012 and 2013. Based on our evaluation of the likelihood of meeting these performance targets, we recorded a liability for the acquisition date fair value of the contingent consideration of $77.5 million (£50.2 million). The acquisition date fair value of our other contingent consideration liabilities totaled $3.7 million. We expect to fund these payments through either cash generated from operations or through draws on our revolving credit facility. In addition to these contingent consideration agreements, we issued promissory notes in connection with our business acquisitions totaling approximately $34.2 million, $5.5 million and $1.2 million in 2011, 2010, and 2009, respectively. The notes bear interest at annual rates of 2.0% to 4.0%, and interest is payable at maturity or in monthly installments.

We intend to continue to evaluate markets for potential growth through the internal development of distribution centers, processing and sales facilities, and warehouses, through further integration of our facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions. Our Amended and Restated 2011 Credit Agreement provides additional sources of liquidity to fund acquisitions, which we expect will support our strategy to supplement our organic growth with acquisitions.

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

2012 Outlook

We estimate that our capital expenditures for 2012, excluding business acquisitions, will be between $100 million and $115 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be approximately 20% of the total for 2012. We anticipate that net cash provided by operating activities for 2012 will be in the range of $250 million to $280 million.

Off-Balance Sheet Arrangements and Future Commitments

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.

The following table represents our future commitments under contractual obligations as of December 31, 2011 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Long-term debt	$1,053.7	$53.5	$124.6	$874.5	$1.1
Operating leases	450.7	85.0	143.3	99.3	123.1
Purchase obligations	183.6	68.0	115.6	0.0	0.0
Contingent consideration liabilities	82.4	0.6	81.7	0.1	0.0
Outstanding letters of credit	35.4	35.1	0.2	0.1	0.0
Other asset purchase commitments	12.1	11.8	0.3	0.0	0.0
Purchase price payable	5.9	5.8	0.1	0.0	0.0
Other long-term obligations
Self-insurance reserves	37.4	18.2	12.3	4.5	2.4
Deferred compensation plans	14.1	0.0	0.0	0.0	14.1
Long term incentive plan	8.8	8.0	0.8	0.0	0.0
Liabilities for unrecognized tax benefits	5.5	0.9	2.6	0.8	1.2

Total	$1,889.6	$286.9	$481.5	$979.3	$141.9

Our long-term debt under contractual obligations above includes interest on the balance outstanding under our variable rate credit facility as of December 31, 2011. The long term debt obligations in the above table include interest computed at the average effective rate of 2.59% as of December 31, 2011.

Our purchase obligations include open purchase orders for aftermarket inventory. These amounts include our purchase obligations under the wholesaler agreement we entered into in connection with our acquisition of the Akzo Nobel paint business in 2011. See Note 9, “Business Combinations,” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our acquisition of the Akzo Nobel paint business.

Our contingent consideration liabilities above reflect the discounted estimated payments of additional consideration related to business combinations. The actual payouts will be determined at the end of the applicable performance periods based on the acquired entities’ achievement of the targets specified in the purchase agreements.

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

Self-insurance reserves include estimated payments for our employee medical benefits, automobile liability, general liability, directors and officers liability, workers’ compensation and property insurance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the prime rate, the London InterBank Offered Rate, or the Canadian Dealer Offered Rate. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan ChaseBank, N.A., Bank of America, N.A., and RBS Citizens, N.A.) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense in our consolidated income statement. As of December 31, 2011, we held seven interest rate swap contracts representing a total of

$520 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. In total, we had 69% and 76% of our variable rate debt on our credit facility at fixed rates at December 31, 2011 and 2010, respectively. These swaps have maturity dates ranging from October 2013 through December 2016. These contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. As of December 31, 2011, the fair market value of our swaps was a liability of $10.6 million. The value of such contracts is subject to changes in interest rates.

At December 31, 2011, we had unhedged variable rate debt of $279.2 million. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $2.8 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. During the first quarter of 2010, the steep increase in metals prices contributed to higher margins as we sold off lower cost inventory acquired in late 2009. The continuing increase in metal prices throughout 2010 and 2011 contributed to increased revenue during the year ended December 31, 2011. If market prices were to fall at a greater rate than our salvage acquisition costs, we could experience a decline in gross margin rate.

Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are with manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our recently acquired aftermarket operations in the United Kingdom also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. With our acquisition of ECP in the fourth quarter, we began hedging our exposure to foreign currency fluctuations for certain of our purchases for our U.K. operations. As of December 31, 2011, we held foreign currency forward contracts on a notional amount of €10.4 million and $1.5 million. The fair value of these foreign currency forward contracts at December 31, 2011 was immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.

Other than a portion of our foreign currency denominated inventory purchases in the U.K., we do not attempt to hedge our foreign currency risk related to our foreign operations. Under the terms of our Amended and Restated 2011 Credit Agreement, we have amounts outstanding against our revolver facility denominated in pounds sterling for £67.0 million and Canadian dollars for CAD $36.3 million as of December 31, 2011. We have elected not to hedge the foreign currency risk related to these borrowings as we generate pound sterling and Canadian dollar cash flows that can be used to fund debt payments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois

February 27, 2012

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and equivalents	$48,247	$95,689
Receivables, net	281,764	191,085
Inventory	736,846	492,688
Deferred income taxes	45,690	32,506
Prepaid income taxes	17,597	10,923
Prepaid expenses and other current assets	19,591	13,985

Total Current Assets	1,149,735	836,876
Property and Equipment, net	424,098	331,312
Intangible Assets
Goodwill	1,476,063	1,032,973
Other intangible assets, net	108,910	69,302
Other Assets	40,898	29,046

Total Assets	$3,199,704	$2,299,509

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$210,875	$76,437
Accrued expenses
Accrued payroll-related liabilities	53,256	41,376
Self-insurance reserves	18,226	16,820
Other accrued expenses	59,543	25,832
Other current liabilities	24,481	9,224
Current portion of long-term obligations	29,524	52,888
Liabilities of discontinued operations	1,788	2,744

Total Current Liabilities	397,693	225,321
Long-Term Obligations, Excluding Current Portion	926,552	548,066
Deferred Income Taxes	88,796	66,059
Contingent Consideration Liabilities	81,782	1,500
Other Noncurrent Liabilities	60,796	44,402
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 146,948,608 and 145,466,575 shares issued and outstanding at December 31, 2011 and 2010, respectively.	1,470	1,455
Additional paid-in capital	902,782	869,798
Retained earnings	748,794	538,530
Accumulated other comprehensive (loss) income	(8,961)	4,378

Total Stockholders’ Equity	1,644,085	1,414,161

Total Liabilities and Stockholders’ Equity	$3,199,704	$2,299,509

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$3,269,862	$2,469,881	$2,047,942
Cost of goods sold	1,877,869	1,376,401	1,120,129

Gross margin	1,391,993	1,093,480	927,813
Facility and warehouse expenses	293,423	233,993	201,056
Distribution expenses	287,626	212,718	181,919
Selling, general and administrative expenses	391,942	310,228	276,723
Restructuring and acquisition related expenses	7,590	668	2,554
Depreciation and amortization	49,929	37,996	34,113

Operating income	361,483	297,877	231,448
Other expense (income):
Interest expense	24,307	29,765	32,252
Interest income	(1,860)	(1,449)	(1,353)
Gain on bargain purchase	—	—	(4,339)
Loss on debt extinguishment	5,345	—	—
Change in fair value of contingent consideration liabilities	(1,408)	—	—
Other income, net	(672)	(564)	(429)

Total other expense, net	25,712	27,752	26,131

Income from continuing operations before provision for income taxes	335,771	270,125	205,317
Provision for income taxes	125,507	103,007	78,180

Income from continuing operations	210,264	167,118	127,137

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	—	224	(2,088)
Gain on sale of discontinued operations, net of taxes	—	1,729	2,472

Income from discontinued operations	—	1,953	384

Net income	$210,264	$169,071	$127,521

Basic earnings per share(a):
Income from continuing operations	$1.44	$1.17	$0.90
Income from discontinued operations	—	0.01	0.00

Total	$1.44	$1.18	$0.91

Diluted earnings per share(a):
Income from continuing operations	$1.42	$1.15	$0.88
Income from discontinued operations	—	0.01	0.00

Total	$1.42	$1.16	$0.89

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,264	$169,071	$127,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,505	41,428	38,062
Stock-based compensation expense	13,107	9,974	7,283
Deferred income taxes	9,302	8,963	5,882
Excess tax benefit from stock-based payments	(7,973)	(15,000)	(9,628)
Amortization of debt issuance costs	2,013	2,322	2,457
Loss on debt extinguishment	5,345	—	—
Gain on sale of discontinued operations	—	(2,744)	(3,924)
Gain on bargain purchase	—	—	(4,339)
Loss on asset impairment	—	1,265	3,539
Other	(802)	(890)	678
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Receivables	(18,074)	(12,309)	(384)
Inventory	(90,091)	(67,795)	(20,428)
Prepaid expenses and other assets	(5,094)	(5,240)	(5,358)
Accounts payable	28,589	10,156	(18,067)
Accrued expenses	(3,338)	8,257	9,107
Prepaid income taxes/income taxes payable	2,251	7,492	24,111
Deferred revenue	35	(201)	1,386
Other noncurrent liabilities	11,733	4,434	6,104

Net cash provided by operating activities	211,772	159,183	164,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(86,416)	(61,438)	(55,870)
Proceeds from sales of property and equipment	1,743	1,441	1,070
Proceeds from sale of businesses, net of cash sold	—	11,992	17,477
Cash used in acquisitions, net of cash acquired	(486,934)	(143,578)	(65,171)

Net cash used in investing activities	(571,607)	(191,583)	(102,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11,919	13,962	8,247
Excess tax benefit from stock-based payments	7,973	15,000	9,628
Debt issuance costs	(11,048)	(419)	(310)
Borrowings under revolving credit facility	1,111,369	—	2,309
Repayments under revolving credit facility	(453,867)	—	(9,045)
Borrowings under term loan	250,000	—	—
Repayments under term loans	(600,464)	(7,476)	(42,291)
Repayments of other long-term debt	(4,471)	(2,105)	(1,703)

Net cash provided by (used in) financing activities	311,411	18,962	(33,165)

Effect of exchange rate changes on cash and equivalents	982	221	1,496
Net (decrease) increase in cash and equivalents	(47,442)	(13,217)	29,839
Cash and equivalents, beginning of period	95,689	108,906	79,067

Cash and equivalents, end of period	$48,247	$95,689	$108,906

Supplemental disclosure of cash flow information:
Purchase price payable, including notes issued in connection with business acquisitions	$42,865	$11,889	$2,324
Contingent consideration liabilities	81,239	2,000	—
Stock issued in connection with business acquisitions	—	14,945	—
Debt assumed with business acquisitions	13,564	—	—
Cash paid for income taxes, net of refunds	113,433	88,294	49,287
Cash paid for interest	21,354	27,421	29,530
Property and equipment acquired under capital leases	414	—	3,404
Property and equipment purchases not yet paid	3,567	1,425	87

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2009	139,921	$1,399	$790,933	$241,938	$(13,764)	$1,020,506
Net income	—	—	—	127,521	—	127,521
Unrealized loss on pension plan, net of tax	—	—	—	—	(129)	(129)
Net reduction of unrealized loss on fair value of interest rate swap agreements, net of tax	—	—	—	—	2,305	2,305
Foreign currency translation	—	—	—	—	4,191	4,191

Total comprehensive income	—	—	—	—	—	133,888
Restricted stock granted	50	1	(1)	—	—	—
Stock issued as director compensation	18	—	290	—	—	290
Stock-based compensation expense	—	—	6,993	—	—	6,993
Exercise of stock options	2,016	20	8,227	—	—	8,247
Excess tax benefit from stock-based payments	—	—	9,510	—	—	9,510

BALANCE, December 31, 2009	142,005	$1,420	$815,952	$369,459	$(7,397)	$1,179,434
Net income	—	—	—	169,071	—	169,071
Reversal of unrealized gain on pension plan, net of tax	—	—	—	—	(15)	(15)
Net reduction of unrealized loss/increase in unrealized gain on fair value of interest rate swap agreements, net of tax	—	—	—	—	8,712	8,712
Foreign currency translation	—	—	—	—	3,078	3,078

Total comprehensive income	—	—	—	—	—	180,846
Stock issued in business acquisitions	690	7	14,938	—	—	14,945
Stock issued as director compensation	14	—	290	—	—	290
Stock-based compensation expense	—	—	9,684	—	—	9,684
Exercise of stock options	2,758	28	13,934	—	—	13,962
Excess tax benefit from stock-based payments	—	—	15,000	—	—	15,000

BALANCE, December 31, 2010	145,467	$1,455	$869,798	$538,530	$4,378	$1,414,161

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income—(Continued)

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2010	145,467	$1,455	$869,798	$538,530	$4,378	$1,414,161
Net income	—	—	—	210,264	—	210,264
Net reduction of unrealized gain/increase in unrealized loss on fair value of interest rate swap agreements, net of tax	—	—	—	—	(9,066)	(9,066)
Foreign currency translation	—	—	—	—	(4,273)	(4,273)

Total comprehensive income	—	—	—	—	—	196,925
Restricted stock units vested	82	1	(1)	—	—	—
Stock issued as director compensation	16	—	399	—	—	399
Stock-based compensation expense	—	—	12,708	—	—	12,708
Exercise of stock options	1,384	14	11,905	—	—	11,919
Excess tax benefit from stock-based payments	—	—	7,973	—	—	7,973

BALANCE, December 31, 2011	146,949	$1,470	$902,782	$748,794	$(8,961)	$1,644,085

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

We provide replacement parts, components and systems needed to repair vehicles (cars and trucks). We are the nation’s largest provider of alternative vehicle collision replacement products, and a leading provider of alternative vehicle mechanical replacement products. We also have operations in the United Kingdom, Canada, Mexico and Central America. In total, we operate more than 440 facilities.

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

Revenue Recognition

The majority of our revenue is derived from the sale of aftermarket and recycled products. Revenue is recognized when the products are shipped or picked up and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $22.8 million and $18.2 million at December 31, 2011 and 2010, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue and are shown as a liability on our Consolidated Balance Sheet until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Shipping & Handling

Revenue also includes amounts billed to customers related to shipping and handling of approximately $23.9 million, $17.3 million and $15.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. Distribution expenses in the accompanying Consolidated Statements of Income are the costs incurred to prepare and deliver products to customers.

Cash and Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Our cash equivalents primarily include holdings in money market funds and overnight securities. We did not hold any cash equivalents at December 31, 2011, while cash equivalents at December 31, 2010 were $57.2 million.

Receivables and Allowance for Doubtful Accounts

In the normal course of business, we extend credit to customers after a review of each customer’s credit history. We recorded a reserve for uncollectible accounts of approximately $8.3 million and $6.9 million at December 31, 2011 and 2010, respectively. The reserve is based upon the aging of the accounts receivable, our assessment of the collectability of specific customer accounts and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by (i) placing our cash and equivalents with several major financial institutions; (ii) holding high-quality financial instruments; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures. In addition, our overall credit risk with respect to accounts receivable is limited to some extent because our customer base is composed of a large number of geographically diverse customers.

Inventory

Our inventory includes aftermarket and refurbished vehicle replacement products, salvage and remanufactured vehicle replacement products and core facilities inventory. A core is a recycled automotive part that is not suitable for sale as a replacement part without further refurbishing or remanufacturing work.

An aftermarket product is a new vehicle product manufactured by a company other than the original equipment manufacturer. Cost is established based on the average price we pay for parts, and includes expenses incurred for freight and overhead costs. For items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished inventory cost is based on the average price we pay for cores, and includes expenses incurred for freight, refurbishing costs and overhead.

A salvage product is a recycled vehicle part suitable for sale as a replacement part. Salvage inventory is recorded at the lower of cost or market. Cost is established based upon the price we pay for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from each facility’s historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements. Remanufactured inventory cost is based upon the price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead.

For all inventory, carrying value is reduced regularly to the lower of cost or market to reflect the age of the inventory and current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Inventory consists of the following (in thousands):

	December 31,
	2011	2010
Aftermarket and refurbished products	$445,787	$274,728
Salvage and remanufactured products	282,106	209,514
Core facilities inventory	8,953	8,446

	$736,846	$492,688

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements that extend the useful life of the related asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Construction in progress consists primarily of building and land improvements at our existing facilities. Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease and reasonably assured renewal periods, if shorter.

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

Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years

Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Land and improvements	$81,170	$71,931
Buildings and improvements	119,414	103,198
Furniture, fixtures and equipment	192,514	145,196
Computer equipment and software	79,195	63,341
Vehicles and trailers	40,825	27,218
Leasehold improvements	69,079	41,939

	582,197	452,823
Less—Accumulated depreciation	(179,950)	(142,401)
Construction in progress	21,851	20,890

	$424,098	$331,312

Intangible Assets

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired), and other specifically identifiable intangible assets such as trade names, trademarks, covenants not to compete and customer relationships.

Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2011, 2010 and 2009. With the decision to sell a portion of our self service operations (as described in Note 3, “Discontinued Operations”), we also conducted a goodwill impairment test as of September 30, 2009 for both the allocated goodwill associated with the facilities to be disposed of and our ongoing self service reporting unit. The results of all of these tests indicated that goodwill was not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of January 1, 2009	$907,218
Business acquisitions and adjustments to previously recorded goodwill	26,137
Exchange rate effects	5,428

Balance as of December 31, 2009	$938,783
Business acquisitions and adjustments to previously recorded goodwill	91,757
Exchange rate effects	2,433

Balance as of December 31, 2010	$1,032,973
Business acquisitions and adjustments to previously recorded goodwill	442,208
Exchange rate effects	882

Balance as of December 31, 2011	$1,476,063

In 2009, we adjusted previously recorded goodwill related to the Pick-Your-Part Auto Wrecking (“PYP”) acquisition by $3.2 million, primarily related to various pre-acquisition liabilities.

In 2011, we finalized the valuation of certain intangible assets acquired related to our 2010 acquisitions. As these adjustments did not have a material impact on our financial position or results of operations, we recorded these adjustments to goodwill and amortization expense in 2011.

The components of other intangibles are as follows (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$115,954	$(16,305)	$99,649	$75,661	$(12,020)	$63,641
Covenants not to compete	3,194	(918)	2,276	2,688	(1,382)	1,306
Customer relationships	10,050	(3,065)	6,985	4,355	—	4,355

	$129,198	$(20,288)	$108,910	$82,704	$(13,402)	$69,302

In 2011, we recorded $40.1 million of trade names, $1.5 million of covenants not to compete and $5.7 million of customer relationships resulting from our 2011 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2010 acquisitions. The trade names recorded in 2011 included $39.3 million for the Euro Car Parts trade name related to our acquisition of Euro Car Parts Holdings Limited (“ECP”) effective October 1, 2011. In 2010, we recognized $0.9 million of trade names, $1.0 million of covenants not to compete, and $4.4 million of customer relationships resulting from our acquisitions during the year. Trade names are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Customer relationships are amortized over the expected period to be benefitted (5 to 10 years) on either a straight-line or accelerated basis. Amortization expense for intangibles was approximately $7.9 million, $4.2 million and $4.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2016 is $8.4 million, $7.7 million, $7.0 million, $6.3 million and $5.6 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2010, we recognized impairment charges on certain long-lived assets during the normal course of business of $1.3 million. There were no adjustments to the carrying value of long-lived assets of continuing operations during the years ended December 31, 2011 or 2009.

Fair Value of Financial Instruments

Our debt is reflected on the balance sheet at cost. As discussed in Note 5, “Long-Term Obligations,” we entered into a new senior secured credit agreement on March 25, 2011, which was subsequently amended and restated effective September 30, 2011. Based on current market conditions, our interest rate margins are below the rate available in the market, which causes the fair value of our debt to fall below the carrying value. The fair value of our credit facility borrowings is approximately $893 million at December 31, 2011, as compared to the carrying value of $901.4 million. At December 31, 2010, the fair value of our borrowings under the previous credit agreement reasonably approximated the carrying value of $590.1 million. We estimated the fair value of our credit facility borrowings by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at December 31, 2011 and 2010 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our credit facility.

The carrying amounts of our cash and equivalents, net trade receivables and accounts payable approximate fair value.

We apply the market and income approaches to value our financial assets and liabilities, which include the cash surrender value of life insurance, deferred compensation liabilities, interest rate swaps and contingent consideration liabilities. Required fair value disclosures are included in Note 7, “Fair Value Measurements.”

Product Warranties

Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity and related expenses. The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2010	$604
Warranty expense	9,351
Warranty claims	(8,882)
Business acquisitions	990

Balance as of December 31, 2010	$2,063
Warranty expense	22,364
Warranty claims	(20,802)
Business acquisitions	3,722

Balance as of December 31, 2011	$7,347

Our 2011 and 2010 warranty expense reflects $8.5 million and $0.2 million of expense related to our engine remanufacturing operations, which we began in 2010 through an acquisition in the fourth quarter, and subsequently expanded through two additional acquisitions in 2011.

Self-Insurance Reserves

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers’ compensation and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $37.4 million and $32.9 million, including $18.2 million and $16.8 million classified in current liabilities, as of December 31, 2011 and 2010, respectively. The remaining balances of self-insurance reserves are classified as Other Noncurrent Liabilities, which reflects management’s estimates of when claims will be paid. The reserves presented on the Consolidated Balance Sheets are net of claims deposits of $0.5 million and $0.6 million, at December 31, 2011 and 2010, respectively. In addition to these claims deposits, we had outstanding letters of credit of $31.8 million and $24.2 million at December 31, 2011 and 2010, respectively, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.

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

U.S. federal income taxes are not provided on our interest in undistributed earnings of foreign subsidiaries when it is management’s intent that such earnings will remain invested in those subsidiaries or other foreign subsidiaries. Taxes will be provided on these earnings in the period in which a decision is made to repatriate the earnings.

Depreciation Expense

Included in Cost of Goods Sold is depreciation expense associated with refurbishing, remanufacturing, our furnace operations and our distribution centers.

Rental Expense

We recognize rental expense on a straight-line basis over the respective lease terms for all of our operating leases.

Foreign Currency Translation

For most of our foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statements of Income amounts are translated to U.S. dollars using average exchange rates during the period. Translation gains and losses are reported as a component of Accumulated Other Comprehensive Income (Loss) in stockholders’ equity.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” which grants entities the option to first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform the two-step impairment test for the reporting unit. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and we elected to early adopt this guidance for our 2011 annual impairment test during the fourth quarter. Since this ASU did not change the accounting guidance for testing goodwill if the “more likely than not” qualitative threshold is met, the adoption of this guidance did not affect our financial position, results of operations or cash flows.

In June 2011, the FASB released ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities will have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. In addition, this update requires entities to present the reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented. However, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely deferred this provision of ASU 2011-05. The amendments do not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance will not affect our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides clarification on existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. This ASU is effective for interim and annual periods beginning after December 15, 2011, and will be applied prospectively. We are currently assessing the impact that the adoption of ASU No. 2011-04 will have on our financial position, results of operations and cash flows.

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

The self service facilities that we sold or closed are reported as discontinued operations for all periods presented. As of December 31, 2011 and 2010, we had accrued liabilities applicable to discontinued operations of $1.8 million and $2.7 million, respectively, included in the Consolidated Condensed Balance Sheets. These liabilities were primarily composed of accrued restructuring expenses for the excess lease payments (net of estimated sublease income) and facility closure costs related to two of the closed self service facilities.

Results of operations for the discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue	$—	$686	$23,957

Income (loss) before income tax provision (benefit)	$—	$355	$(3,314)
Income tax provision (benefit)	—	131	(1,226)

Income (loss) from discontinued operations, net of taxes, before gain on sale of discontinued operations	—	224	(2,088)
Gain on sale of discontinued operations, net of taxes of $1,015 and $1,452 in 2010 and 2009, respectively	—	1,729	2,472

Income from discontinued operations, net of taxes	$—	$1,953	$384

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

Note 4. Equity Incentive Plans

We have two stock-based compensation plans, the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”) and the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). Under the Director Plan, which was adopted by our Board of Directors in June 2003 and approved by our stockholders in September 2003, shares of LKQ common stock may be issued to directors in lieu of cash compensation. In February 1998, we adopted the Equity Incentive Plan to attract and retain employees and consultants. Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units may be granted. On January 13, 2011, the Compensation Committee amended the Equity Incentive Plan to allow the grant of restricted stock units (“RSUs”).

The total number of shares approved by our stockholders for issuance under the Equity Incentive Plan is 34.4 million shares, subject to antidilution and other adjustment provisions, which includes 6.4 million shares authorized in May 2011.

Stock options issued under the Equity Incentive Plan expire ten years from the date they are granted. Most of the options, RSUs and restricted stock granted under the Equity Incentive Plan vest over a period of five years. Vesting of the awards is subject to a continued service condition. Each RSU converts into one share of LKQ common stock on the applicable vesting date. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest. We expect to issue new shares of common stock to cover future equity grants under these plans.

A summary of transactions in our stock-based compensation plans is as follows:

	Shares Available For Grant	Stock Options		RSUs		Restricted Stock
		Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2009	5,374,928	9,663,588	$7.27	—	$—	190,000	$19.14
Granted	(1,886,400)	1,836,400	12.15	—	—	50,000	18.60
Exercised	—	(2,016,306)	4.09	—	—	—	—
Vested	—	—	—	—	—	(38,000)	19.14
Cancelled	154,275	(154,275)	13.82	—	—	—	—

Balance, December 31, 2009	3,642,803	9,329,407	$8.81	—	$—	202,000	$19.00

Granted	(1,711,533)	1,711,533	19.95	—	—	—	—
Exercised	—	(2,758,155)	5.06	—	—	—	—
Vested	—	—	—	—	—	(48,000)	19.02
Cancelled	208,820	(208,820)	16.11	—	—	—	—

Balance, December 31, 2010	2,140,090	8,073,965	$12.27	—	$—	154,000	$19.00

Granted	(821,674)	—	—	821,674	23.60	—	—
Shares Issued for Director Compensation	(15,583)	—	—	—	—	—	—
Exercised	—	(1,384,019)	8.61	—	—	—	—
Vested	—	—	—	(82,431)	23.68	(48,000)	19.02
Cancelled	173,352	(150,900)	16.87	(22,452)	23.54	—	—
Additional Shares Authorized	6,400,000	—	—	—	—	—	—

Balance, December 31, 2011	7,876,185	6,539,046	$12.93	716,791	$23.59	106,000	$18.98

In 2012, our Board of Directors granted 721,100 RSUs to employees and directors.

The following table summarizes information about expected to vest options, RSUs and restricted stock at December 31, 2011:

	Shares	Weighted Average Remaining Contractual Life (Yrs)	Intrinsic Value (in thousands)	Weighted Average Exercise Price
Stock options	6,526,736	5.6	$111,978	$12.92
RSUs	697,667	4.0	20,986	—
Restricted stock	106,000	1.5	3,188	—

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $30.08 on December 31, 2011. This amount changes based upon the fair market value of our common stock. The aggregate intrinsic value of total outstanding RSUs and restricted stock was $21.6 million and $3.2 million at December 31, 2011, respectively.

The following table summarizes information about outstanding and exercisable stock options at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75 - $5.00	1,369,911	2.2	$3.85	1,369,911	2.2	$3.85
$5.01 - $10.00	536,180	4.0	9.24	536,180	4.0	9.24
$10.01 - $15.00	1,999,260	6.4	11.39	1,190,810	6.1	11.14
$15.01 - $20.00	2,611,695	7.2	19.57	1,136,909	6.8	19.39
$20.01 +	22,000	6.4	21.28	14,850	6.4	21.31

	6,539,046	5.6	$12.93	4,248,660	4.8	$10.79

The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2011 was $112.1 million and $81.9 million, respectively.

The fair value of RSUs and restricted stock is based on the market price of LKQ stock on the date of issuance. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSUs and restricted stock, we used a forfeiture rate of 8% for grants to employees and a forfeiture rate of 0% for grants to directors and executive officers.

We did not grant any stock options during the year ended December 31, 2011. For the stock options granted during 2010 and 2009, the fair value was estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used to compute the fair value of stock option grants:

	Year Ended December 31,
	2010	2009
Expected life (in years)	6.4	6.3
Risk-free interest rate	3.17%	1.87%
Volatility	43.9%	44.6%
Dividend yield	0%	0%
Weighted average fair value of options granted	$9.54	$5.57

Expected life—The expected life represents the period that our stock-based awards are expected to be outstanding. At the last grant date (in 2010), we used the simplified method in developing an estimate of expected life of stock options because we lacked sufficient data to calculate an expected life based on historical experience. Our first annual option grant with a full five year vesting period since we became a public company was on January 13, 2006, and these awards became fully vested in January 2011. Additionally, our options have a ten year life while our existence as a public company had been just over six years when the 2010 grant was made. Therefore, we use the simplified expected term method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110.

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

The total grant-date fair value of options that vested during the years ended December 31, 2011, 2010 and 2009 was approximately $8.6 million, $7.7 million and $5.3 million, respectively. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $24.8 million, $43.2 million and $27.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The fair value of RSUs that vested during the year ended December 31, 2011 was $2.2 million, while there were no RSU vestings during the years ended December 31, 2010 and 2009 as we did not issue RSUs prior to 2011. The fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was approximately $1.1 million, $1.0 million and $0.4 million, respectively.

We recognize compensation expense on a straight-line basis over the requisite service period of the award. The components of pretax stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock options	$8,129	$8,771	$6,219
RSUs	3,666	—	—
Restricted stock	913	913	774
Stock issued to non-employee directors	399	290	290

Total stock-based compensation expense	$13,107	$9,974	$7,283

The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of goods sold	$327	$278	$47
Facility and warehouse expenses	2,391	2,069	2,620
Selling, general and administrative expenses	10,389	7,627	4,616

	13,107	9,974	7,283
Income tax benefit	(5,059)	(3,920)	(2,862)

Total stock based compensation, net of tax	$8,048	$6,054	$4,421

We have not capitalized any stock-based compensation cost during the years ended December 31, 2011, 2010 or 2009.

As of December 31, 2011, unrecognized compensation expense related to unvested stock options, RSUs and restricted stock is expected to be recognized as follows (in thousands):

	Stock Options	RSUs	Restricted Stock	Total
2012	$6,883	$3,791	$913	$11,587
2013	4,722	3,702	208	8,632
2014	3,116	3,639	139	6,894
2015	78	3,602	—	3,680
2016	—	162	—	162

Total unrecognized compensation expense	$14,799	$14,896	$1,260	$30,955

Note 5. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	December 31,
	2011	2010
Senior secured debt financing facility:
Term loans payable	$240,625	$590,099
Revolving credit facility	660,730	—
Notes payable through October 2018 at a weighted average interest rate of 2.0% and 2.4% at December 31, 2011 and 2010, respectively	38,338	6,869
Other long-term debt at a weighted average interest rate of 3.2% and 6.6% at December 31, 2011 and 2010, respectively	16,383	3,986

	956,076	600,954
Less current maturities	(29,524)	(52,888)

	$926,552	$548,066

The scheduled maturities of long-term obligations outstanding at December 31, 2011 are as follows (in thousands):

2012	$29,524
2013	51,013
2014	27,105
2015	35,514
2016	811,841
Thereafter	1,079

$956,076

We obtained a senior secured debt financing facility from Lehman Brothers Inc. and Deutsche Bank Securities, Inc. on October 12, 2007 (as amended, the “2007 Credit Agreement”). The 2007 Credit Agreement was scheduled to mature on October 12, 2013 and included a $610 million term loan, a $40 million Canadian currency term loan, an $85 million U.S. dollar revolving credit facility, and a $15 million dual currency revolving facility for drawings of either U.S. dollars or Canadian dollars. The 2007 Credit Agreement also provided for (i) the issuance of letters of credit of up to $35 million in U.S. dollars and up to $10 million in either U.S. or Canadian dollars, and (ii) the opportunity for us to add additional term loan facilities and/or increase the $100 million revolving credit facility’s commitments, subject to certain requirements.

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

The Amended and Restated 2011 Credit Agreement retains most of the terms of the Original 2011 Credit Agreement while also modifying certain terms to (1) provide an additional term loan facility of up to $200 million (“New Term Loan Facility”); (2) increase the total availability under the Revolving Credit Facility by $200 million to $950 million (the increase was applied to the multicurrency component of the Revolving Credit Facility, thus increasing the foreign currency availability to $500 million from $300 million); (3) increase the amount of letters of credit that may be issued under the Revolving Credit Facility to $125 million from $75 million; (4) add certain subsidiaries as additional borrowers under the Revolving Credit Facility; and (5) make other immaterial or clarifying modifications and amendments to the terms of the Original 2011 Credit Agreement. The Amended and Restated 2011 Credit Agreement maintains our opportunity to increase the amount of the Revolving Credit Facility or obtain incremental term loans up to $400 million. We used the initial proceeds from a draw under the increased Revolving Credit Facility for the acquisition of ECP in October 2011, as discussed in more detail in Note 9, “Business Combinations.” As of December 31, 2011, we had not drawn any amounts under the New Term Loan Facility, but in January 2012, we borrowed the full $200 million available under the New Term Loan Facility, which we used to pay down a portion of our Revolving Credit Facility borrowings.

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

Amounts under the Revolving Credit Facility will be due and payable upon maturity of the Amended and Restated 2011 Credit Agreement in March 2016. Amounts under the Term Loan Facility are due and payable in quarterly installments, with the annual payments equal to 5% of the original principal amount in the first and second years, 10% of the original principal amount in the third and fourth years, and 15% of the original principal amount in the fifth year. The remaining balance under the Term Loan Facility will be due and payable on the maturity date of the Amended and Restated 2011 Credit Agreement. Amounts under the New Term Loan Facility will be due and payable in quarterly installments equal to 1.25% of the original principal amount at the end of each of the eight quarters subsequent to the first quarter of 2012, 2.5% at the end of each of the following eight quarters, and 3.75% each quarter thereafter. The remaining balance under the New Term Loan Facility will be due and payable on the maturity date of the Amended and Restated 2011 Credit Agreement. We are required to prepay the Term Loan Facility and the New Term Loan Facility by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the Amended and Restated 2011 Credit Agreement.

The Amended and Restated 2011 Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to, among other things (i) incur indebtedness, (ii) incur liens, (iii) enter into any merger, consolidation, amalgamation, or otherwise liquidate or dissolve the Company, (iv) dispose of certain property, (v) make dividend payments, repurchase our stock, or enter into derivative contracts indexed to the value of our common stock, (vi) make certain investments, including the acquisition of assets constituting a business or the stock of a business designated as a non-guarantor, (vii) make optional prepayments of subordinated debt, (viii) enter into sale-leaseback transactions, (ix) issue preferred stock, redeemable stock, convertible stock or other similar equity instruments, and (x) enter into hedge agreements for speculative purposes or otherwise not in the ordinary course of business. The Amended and Restated 2011 Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.00 to 1.00, except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio may increase to 3.50 to 1.00 for the subsequent four fiscal quarters and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the Amended and Restated 2011 Credit Agreement and the 2007 Credit Agreement as of December 31, 2011 and 2010, respectively.

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

Concurrently with the payment of amounts outstanding under the 2007 Credit Agreement, we incurred a loss on debt extinguishment related to the write off of the unamortized balance of capitalized debt issuance costs of $5.3 million. The amount of the write off excludes debt issuance cost amortization, which is recorded as a component of interest expense. We incurred $8.2 million in fees related to the execution of the Original 2011 Credit Agreement and an additional $2.8 million related to the execution of the Amended and Restated 2011 Credit Agreement. These fees were capitalized within Other Assets on our Consolidated Balance Sheet and are amortized over the term of the agreement.

Borrowings under the Amended and Restated 2011 Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our total leverage ratio. Interest payments are due quarterly in arrears for the term loans and on the last day of the selected interest period on revolver borrowings. Including the effect of the interest rate swap agreements described in Note 6, “Derivative Instruments and Hedging Activities,” the weighted average interest rate on borrowings outstanding against the Amended and Restated 2011 Credit Agreement at December 31, 2011 was 2.59%. We also pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility. The commitment fee is subject to change in increments of 0.05% depending on our total leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our total leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Beginning on December 1, 2011 through January 31, 2012, the date we drew the New Term Loan Facility, we incurred a ticking fee on the unfunded balance of the New Term Loan Facility. The ticking fee is calculated based on variable rates ranging from 0.25% to 0.50%, which are determined based on our total leverage ratio. The ticking fees are payable in arrears on December 31, 2011 and March 31, 2012. Borrowings under the Amended and Restated 2011 Credit Agreement at December 31, 2011 totaled $901.4 million, of which $12.5 million was classified as current maturities. As of December 31, 2011, there were $35.4 million of outstanding letters of credit. The amounts available under the Revolving Credit Facility are reduced by the amounts outstanding under letters of credit, and thus availability on the Revolving Credit Facility at December 31, 2011 was $253.9 million. After giving effect to the additional $200 million of availability under the New Term Loan Facility, total availability under the 2011 Amended and Restated Credit Facility was $453.9 million at December 31, 2011.

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

As part of the consideration for business acquisitions completed during 2011, 2010 and 2009, we issued promissory notes totaling approximately $34.2 million, $5.5 million and $1.2 million, respectively. The notes bear interest at annual rates of 2.0% to 4.0%, and interest is payable at maturity or in monthly installments.

Note 6. Derivative Instruments and Hedging Activities

We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our senior secured debt. With our acquisition of ECP in October 2011, we also use certain short-term foreign currency forward contracts to manage our exposure to variability in foreign currency denominated transactions. We do not attempt to hedge our commodity price risks. We do not hold or issue derivatives for trading purposes.

Interest Rate Swaps

At December 31, 2011, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our credit agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes the terms of our interest rate swap agreements as of December 31, 2011:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
USD $250,000,000	October 14, 2010	October 14, 2015	3.06%
USD $100,000,000	April 14, 2011	October 14, 2013	2.61%
USD $60,000,000	November 30, 2011	October 31, 2016	2.70%
USD $60,000,000	November 30, 2011	October 31, 2016	2.69%
USD $50,000,000	December 30, 2011	December 30, 2016	2.69%
GBP £50,000,000	November 30, 2011	October 30, 2016	2.86%
CAD $25,000,000	December 30, 2011	March 24, 2016	2.92%

*	Includes applicable margin of 1.50% per annum on LIBOR or CDOR-based debt in effect as of December 31, 2011 under the Amended and Restated 2011 Credit Agreement.

On March 25, 2011, Deutsche Bank AG, the former counterparty on our $100 million notional amount interest rate swap, assigned its obligation under the swap contract to Bank of America N.A because Deutsche Bank AG was not a secured lender under the Amended and Restated 2011 Credit Agreement. We believe Bank of America N.A. is creditworthy to perform its obligation as the counterparty to the swap.

As of December 31, 2011, the fair market values of these swap contracts was a liability of $10.6 million included in Other Noncurrent Liabilities on our Consolidated Balance Sheet. As of December 31, 2010, we held the $250 million notional amount swap and the $100 million notional amount swap. The fair market value of these contracts was an asset of $4.8 million included in Other Assets. At December 31, 2010, we also held a $200 million notional amount swap that was a liability of $1.4 million included in Other Accrued Expenses.

The activity related to our interest rate swap agreements is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Gain (loss) in Other Comprehensive Income (Loss)	$(19,391)	$3,230	$(7,994)
Loss reclassified to interest expense	(5,641)	(10,377)	(11,595)
Loss from hedge ineffectiveness	(225)	—	—

In connection with the execution of the Original 2011 Credit Agreement on March 25, 2011 as discussed in Note 5, “Long-Term Obligations,” we temporarily experienced differences in critical terms between the interest rate swaps and the underlying debt. As a result, we incurred a loss of $0.2 million related to hedge ineffectiveness in 2011. Beginning on April 14, 2011, we have held, and expect to continue to hold through the maturity of the respective interest rate swap agreements, at least the notional amount of each agreement in the respective variable-rate debt, such that future ineffectiveness will be immaterial and the swaps will continue to be highly effective in hedging our variable rate debt.

As of December 31, 2011, we estimate that $3.4 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into interest expense within the next 12 months.

Foreign Currency Forward Contracts

In order to manage the risk of changes in exchange rates associated with certain foreign currency transactions in our European operations, such as our purchases of inventory denominated in a currency other than the pound sterling, we have entered into short-term foreign currency forward contracts. As of December 31, 2011, we had nine contracts outstanding to purchase up to €10.4 million for £8.8 million and two contracts to purchase $1.5 million for £0.9 million, all of which expire during the first half of 2012. These contracts are adjusted to fair value each balance sheet date. As we have elected not to apply hedge accounting for these transactions, the changes in fair value are recorded in Other Income, net. The fair value of these contracts at December 31, 2011 and the effect on our results of operations for the year ended December 31, 2011 were immaterial.

Note 7. Fair Value Measurements

We use the market and income approaches to value our financial assets and liabilities, and there were no changes in valuation techniques during the year ended December 31, 2011. The tables below present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Our Level 2 assets and liabilities are valued using inputs from third parties and market observable data. We obtain valuation data for the cash surrender value of life insurance and deferred compensation liabilities from third party sources, which determine the net asset values for our accounts using quoted market prices, investment allocations and reportable trades. We value the interest rate swaps using a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as LIBOR and forward interest rates. We determined the fair value of the contingent consideration obligations using the income approach. The key assumptions used in determining the fair value are the projected results of the acquired business and our assessment of the probabilities surrounding the achievement of targets detailed in the respective agreements, which are used to determine the estimated undiscounted cash payments, and a discount rate that approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the obligation are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Consolidated Statements of Income.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	Balance as of December 31, 2011	Fair Value Measurements as of December 31, 2011
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$13,413	$—	$13,413	$—

Total Assets	$13,413	$—	$13,413	$—

Liabilities:
Contingent consideration liabilities	$82,382	$—	$—	$82,382
Deferred compensation liabilities	14,071	—	14,071	—
Interest rate swaps	10,576	—	10,576	—

Total Liabilities	$107,029	$—	$24,647	$82,382

	Balance as of December 31, 2010	Fair Value Measurements as of December 31, 2010
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$10,517	$—	$10,517	$—
Interest rate swaps	4,815	—	4,815	—

Total Assets	$15,332	$—	$15,332	$—

Liabilities:
Deferred compensation liabilities	$11,245	$—	$11,245	$—
Contingent consideration liabilities	2,000	—	—	2,000
Interest rate swaps	1,416	—	1,416	—

Total Liabilities	$14,661	$—	$12,661	$2,000

The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Consolidated Balance Sheets. The contingent consideration liabilities are classified as a separate line item in noncurrent liabilities except for $0.6 million and $0.5 million as of December 31, 2011 and 2010, respectively, which are included in Other Accrued Expenses on our Consolidated Balance Sheets as they are expected to be paid in the next 12 month period.

Changes in the fair value of our Level 3 contingent consideration obligations are as follows:

Balance as of January 1, 2010	$—
Contingent consideration liabilities recorded for business acquisitions	2,000

Balance as of December 31, 2010	$2,000
Contingent consideration liabilities recorded for business acquisitions	81,239
(Gain) loss included in earnings, net	(1,408)
Exchange rate effects	551

Balance as of December 31, 2011	$82,382

Note 8. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at December 31, 2011 are as follows (in thousands):

Years ending December 31:
2012	$84,977
2013	77,306
2014	66,013
2015	56,116
2016	43,179
Thereafter	123,137

Future Minimum Lease Payments	$450,728

Rental expense for operating leases was approximately $83.7 million, $66.9 million and $57.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.

We guarantee the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2011, the guaranteed residual value would have totaled approximately $35.7 million. We have not recorded a liability for the guaranteed residual value of equipment under operating leases as the recovery on disposition of the equipment under the leases is expected to approximate the guaranteed residual value.

Litigation and Related Contingencies

In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket parts imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a settlement arrangement that was scheduled to expire in September 2011. In July 2011, we entered into a new agreement with Ford (which became effective October 1, 2011) to continue our arrangement through March 2015 with substantially the same terms as the 2009 agreement. Pursuant to the settlement, we (and our designees) became the sole distributor in the U.S. of aftermarket automotive parts that correspond to Ford collision parts that are covered by a U.S. design patent. We paid Ford an upfront fee at the commencement of both the 2009 and 2011 agreements for these rights and pay a royalty for each such part we sell. The amortization of the upfront fee and the royalty expenses are reflected in Cost of Goods Sold on the accompanying Consolidated Statements of Income.

We are a plaintiff in a class action lawsuit against several aftermarket product suppliers. In January 2012, we reached a settlement with one of the defendants, and a settlement with the other vendors is subject to court approval. Our recovery is expected to be approximately $15 million in the aggregate, net of legal fees. We will recognize the gains from these settlements when substantially all uncertainties regarding the timing and the amount of the settlements are resolved.

We also have certain other contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 9. Business Combinations

On October 3, 2011, LKQ Corporation, LKQ Euro Limited (“LKQ Euro”), a subsidiary of LKQ Corporation, and Draco Limited (“Draco”) entered into an Agreement for the Sale and Purchase of Shares of Euro Car Parts Holdings Limited (the “Sale and Purchase Agreement”). Under the terms of the Sale and Purchase Agreement, effective October 1, 2011, LKQ Euro acquired all of the shares in the capital of ECP, an automotive aftermarket products distributor in the U.K., from Draco and the other shareholders of ECP. With the acquisition of ECP, we have expanded our geographic presence beyond North America into the European market. Our acquisition of ECP established our Wholesale – Europe operating segment. Total acquisition date fair value of the consideration for the ECP acquisition was £261.6 million ($403.7 million), composed of £190.3 million ($293.7 million) of cash (net of cash acquired), £18.4 million ($28.3 million) of notes payable, £2.7 million ($4.1 million) of other purchase price obligations (non-interest bearing) and a contingent payment to the former owners of ECP. Under the contingent consideration agreement, if certain annual EBITDA targets are met, we may pay between £22 million and £25 million and between £23 million and £30 million for the years ending December 31, 2012 and 2013, respectively. We have assessed the acquisition date fair value of these contingent payments to be £50.2 million ($77.5 million at the exchange rate on October 3, 2011). For all subsequent reporting periods until the contingency is resolved, we will reassess the fair value of this contingent payment and any changes in fair value will be recognized in our Consolidated Statements of Income. There was not a material change in the assessed fair value of the contingent payment between October 3, 2011 and December 31, 2011.

We recorded goodwill of $337.0 million for the ECP acquisition, which will not be deductible for income tax purposes. In the period between October 1, 2011 and December 31, 2011, ECP generated approximately $138.5 million of revenue and $10.1 million of operating income.

In addition to our acquisition of ECP, we made 20 acquisitions in North America in 2011 (12 wholesale businesses, five recycled heavy-duty truck products businesses and three self service retail operations). Our acquisitions included the purchase of two engine remanufacturers, which expanded our presence in the remanufacturing industry that we entered in 2010. Additionally, our acquisition of an automotive heating and cooling component distributor supplements our expansion into the automotive heating and cooling aftermarket products market. Our North American wholesale business acquisitions also included the purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel Automotive and Aerospace Coatings (the “Akzo Nobel paint business”), which allowed us to increase our paint and related product offerings and expand our geographic presence in the automotive paint market. Our other 2011 acquisitions enabled us to expand our geographic presence and enter new markets.

Total acquisition date fair value of the consideration for these 20 acquisitions was $207.3 million, composed of $193.2 million of cash (net of cash acquired), $5.9 million of notes payable, $4.5 million of other purchase price obligations (non-interest bearing) and $3.7 million of contingent payments to former owners. In conjunction with the acquisition of the Akzo Nobel paint business on May 26, 2011, we entered into a wholesaler agreement under which we became an authorized distributor of Akzo Nobel products in the acquired markets. Included in this agreement is a requirement to make an additional payment to Akzo Nobel in the event that our purchases of Akzo Nobel product do not meet specified thresholds from June 1, 2011 to May 31, 2014. This contingent payment will be calculated as the difference between our actual purchases and the targeted purchase levels outlined in the agreement for the specified period with a maximum payment of $21.0 million. The contingent consideration liability recorded in 2011 also includes two additional arrangements that have a maximum potential payout of $4.6 million. The acquisition date fair value of these contingent consideration agreements is immaterial.

During the year ended December 31, 2011, we recorded $105.2 million of goodwill related to these 20 acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2010 acquisitions. Of this amount, approximately $88.3 million is expected to be deductible for income tax purposes. In the period between the acquisition dates and December 31, 2011, these 20 acquisitions generated approximately $189.8 million of revenue and $9.1 million of operating income.

In 2010, we made 20 acquisitions in North America (16 wholesale businesses, one recycled heavy-duty truck products business, two self service retail operations and one tire recycling business). Our acquisitions included the purchase of an engine remanufacturer, which allowed us to further vertically integrate our supply chain. We expanded our product offerings through the acquisition of an automotive heating and cooling component business, as well as a tire recycling business. Our 2010 acquisitions have also enabled us to expand our geographic presence, most notably in Canada through our purchase of Cross Canada, an aftermarket product supplier.

Total acquisition date fair value of the consideration for the 2010 acquisitions was $170.4 million, composed of $143.6 million of cash (net of cash acquired), $5.5 million of notes payable, $4.4 million of other purchase price obligations (non-interest bearing), $2.0 million of contingent payments to former owners and $14.9 million in stock issued (689,655 shares). The fair value of the contingent payment was adjusted downward by $2.0 million in 2011 as a result of changes in the likelihood of meeting the specified performance targets. This adjustment was included in Change in Fair Value of Contingent Consideration Liabilities on our Consolidated Statements of Income for the year ended December 31, 2011. The $14.9 million of common stock was issued in connection with our acquisition of Cross Canada on November 1, 2010. The fair value of common stock issued was based on the market price of LKQ stock on the date of issuance. We recorded goodwill of $91.8 million for the 2010 acquisitions, of which $74.9 million is expected to be deductible for income tax purposes.

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

Also in 2009, we acquired four North American wholesale businesses and three recycled heavy-duty truck products businesses. The aggregate acquisition date fair value of the consideration for these seven businesses totaled approximately $29.5 million in cash, net of cash acquired, and $1.2 million of debt issued.

The acquisitions are being accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2011 acquisitions, the purchase price allocations are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired.

The purchase price allocations for the acquisitions completed during 2011 and 2010 are as follows (in thousands):

	December 31,
	2011			2010 (Final)
	ECP (Preliminary)	Other Acquisitions (Preliminary)	Total (Preliminary)
Receivables	$54,225	$23,538	$77,763	$27,774
Receivable reserves	(3,832)	(1,121)	(4,953)	(2,186)
Inventory	93,835	59,846	153,681	38,121
Prepaid expenses and other current assets	3,189	2,820	6,009	1,480
Property and equipment	41,830	10,614	52,444	18,517
Goodwill	337,031	105,177	442,208	91,757
Other intangibles	39,583	7,683	47,266	6,163
Other assets	13	9,420	9,433	1,529
Deferred income taxes	(13,218)	7,235	(5,983)	2,922
Current liabilities assumed	(135,390)	(17,257)	(152,647)	(15,665)
Debt assumed	(13,564)	—	(13,564)	—
Other noncurrent liabilities assumed	—	(619)	(619)	—
Contingent consideration liabilities	(77,539)	(3,700)	(81,239)	(2,000)
Other purchase price obligations	(4,136)	(4,510)	(8,646)	(4,359)
Notes issued	(28,302)	(5,917)	(34,219)	(5,530)
Stock issued	—	—	—	(14,945)

Cash used in acquisitions, net of cash acquired	$293,725	$193,209	$486,934	$143,578

The primary reason for our acquisitions made in 2011, 2010 and 2009 was to leverage our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. These factors contributed to purchase prices that included, in many cases, a significant amount of goodwill.

Most notably, our acquisition of ECP in 2011 marks our entry into the European automotive aftermarket business, which provides an opportunity to us as that market has historically had a low penetration of alternative collision parts. Additionally, ECP is a leading distributor of alternative automotive products reaching most major markets in the U.K., with a developed distribution network, experienced management team, and established workforce. These factors contributed to the $337 million of goodwill recognized related to this acquisition.

The following pro forma summary presents the effect of the businesses acquired during the years ended December 31, 2011 and 2010 as though the businesses had been acquired as of January 1, 2010, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Year ended December 31,
	2011	2010
Revenue as reported	$3,269,862	$2,469,881
Revenue of purchased businesses for the period prior to acquisition:
ECP	407,042	420,769
Other acquisitions	127,275	504,044

Pro forma revenue	$3,804,179	$3,394,694

Income from continuing operations, as reported	$210,264	$167,118
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
ECP	22,266	9,669
Other acquisitions	6,578	12,996

Pro forma income from continuing operations	$239,108	$189,783

Basic earnings per share from continuing operations, as reported	$1.44	$1.17
Effect of purchased businesses for the period prior to acquisition:
ECP	0.15	0.07
Other acquisitions	0.05	0.09

Pro forma basic earnings per share from continuing operations(a)	$1.64	$1.32

Diluted earnings per share from continuing operations, as reported	$1.42	$1.15
Effect of purchased businesses for the period prior to acquisition:
ECP	0.15	0.07
Other acquisitions	0.04	0.09

Pro forma diluted earnings per share from continuing operations(a)	$1.61	$1.30

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

Note 10. Restructuring and Acquisition Related Expenses

Akzo Nobel Paint Business Integration

With our acquisition of the Akzo Nobel paint business in the second quarter of 2011, we initiated certain restructuring activities to integrate the acquired paint distribution locations into our existing business. Our restructuring plan included the closure of duplicate facilities, elimination of overlapping delivery routes and termination of employees in connection with the consolidation of the overlapping facilities and delivery routes. During the year ended December 31, 2011, we incurred $2.6 million of charges primarily related to excess facility costs, which were expensed at the cease-use date for the facilities. While we have substantially completed the integration activities related to the Akzo Nobel paint business acquisition as of December 31, 2011, we may record adjustments to the related excess facility reserves if we determine revisions are required to the underlying assumptions.

Cross Canada Integration

We undertook certain restructuring activities in connection with our acquisition of Cross Canada in the fourth quarter of 2010. The restructuring plan included the integration of our existing Canadian aftermarket operations into the Cross Canada business, as well as the transition of certain corporate functions to our corporate headquarters and our field support center in Nashville. Based on our analysis of the overlapping facilities, we identified aftermarket warehouses and corporate locations that were closed in order to eliminate duplicate facilities. Related to the facilities that will be closed, we terminated certain personnel including drivers, other facility personnel and corporate employees. During the year ended December 31, 2011, we incurred $1.4 million related to these integration efforts, including $1.2 million for facility closure and moving costs and $0.2 million for severance and benefits for terminated employees. The restructuring activities related to the Cross Canada acquisition were substantially completed in 2011.

Greenleaf Integration

In 2009, we commenced restructuring and integration efforts in connection with our acquisition of Greenleaf on October 1, 2009. The restructuring plan included the integration of the acquired Greenleaf operations into our existing salvage business, which resulted in the combination or closure of duplicate facilities and delivery routes. Restructuring and integration expenses associated with the Greenleaf acquisition totaled approximately $0.7 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. These charges reflected costs related to the closure of facilities and severance and related benefits for terminated personnel. The restructuring activities related to the Greenleaf acquisition were substantially completed in 2010.

Keystone Integration

In 2009, we incurred restructuring and integration expenses associated with our acquisition of Keystone Automotive Industries, Inc. (“Keystone”). The restructuring plan included the integration of our existing aftermarket operations into the Keystone business. For the year ended December 31, 2009, related restructuring charges of $1.9 million included $0.5 million to move inventory between facilities and migrate the systems utilized by the LKQ facilities to the Keystone system, $0.5 million of severance and related benefit costs and $0.9 million of excess facility costs. Our Keystone restructuring plan was completed in 2009.

Other Restructuring Expenses

In 2011, we incurred approximately $0.4 million of restructuring expenses resulting from the integration of our other 2010 and 2011 acquisitions into our existing business. The restructuring expenses included primarily excess facility costs, which were expensed at the cease-use date for the facilities, and moving expenses for the closure of duplicate facilities. We expect approximately $0.3 million of additional charges, primarily for moving costs and excess facility reserves, as we complete our integration plans in 2012.

Acquisition Related Expenses

Acquisition related expenses consist of external costs directly related to our acquisitions, such as closing costs and advisory, legal, accounting, valuation and other professional fees. These costs are expensed as incurred. During the year ended December 31, 2011, we incurred $3.2 million of acquisition related expenses, primarily related to our acquisition of ECP that was effective as of October 1, 2011.

Note 11. Retirement Plans

401(k) Plan

We sponsor a 401(k) defined contribution plan that covers substantially all of our eligible, full time U.S. employees. Contributions to the plan are made by both the employee and us. Our contributions are based on the level of employee contributions and are subject to certain vesting provisions based upon years of service. Expenses related to this plan totaled approximately $5.3 million, $4.8 million and $3.7 million during 2011, 2010 and 2009, respectively.

Nonqualified Deferred Compensation Plan

We also offer a nonqualified deferred compensation plan to eligible employees who, due to Internal Revenue Service (“IRS”) guidelines, may not take full advantage of our 401(k) defined contribution plan. The plan allows participants to defer eligible compensation, subject to certain limitations. We will match 50% of the portion of the employee’s contributions that does not exceed 6% of the employee’s eligible deferrals. The deferred compensation, together with our matching contributions and accumulated earnings, is accrued and is payable after retirement or termination of employment, subject to vesting provisions. Participants may also elect to receive amounts deferred in a given year on any plan anniversary five or more years subsequent to the year of deferral. Our matching contributions vest over a four year period and totaled $0.8 million, $0.7 million and $0.5 million in 2011, 2010 and 2009, respectively, net of allowable transfers into our 401(k) defined contribution plan. Total deferred compensation liabilities were approximately $14.1 million and $11.2 million at December 31, 2011 and 2010, respectively.

The nonqualified deferred compensation plan is funded under a trust agreement whereby we pay to the trust amounts deferred by employees, together with our match, with such amounts invested in life insurance policies carried to meet the obligations under the deferred compensation plan. As of December 31, 2011 and 2010, we held 184 and 166 contracts with a face value of $80.6 million and $72.7 million, respectively. The cash surrender value of these policies was approximately $13.4 million and $10.5 million at December 31, 2011 and 2010, respectively.

Note 12. Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and the assumed vesting of RSUs and restricted stock. Certain of our stock options and restricted stock were excluded from the calculation of diluted earnings per share because they were antidilutive, but these equity instruments could be dilutive in the future.

The following table sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Income from continuing operations	$210,264	$167,118	$127,137

Denominator for basic earnings per share—Weighted-average shares outstanding	146,126	143,271	140,541
Effect of dilutive securities:
Stock options	2,125	2,559	3,438
RSUs	91	—	—
Restricted stock	33	27	11

Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	148,375	145,857	143,990

Basic earnings per share from continuing operations	$1.44	$1.17	$0.90

Diluted earnings per share from continuing operations	$1.42	$1.15	$0.88

The following chart sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2011	2010	2009
Antidilutive securities:
Stock options	1,170	2,857	1,398
Restricted stock	—	40	—

Note 13. Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$97,887	$75,009	$58,854
State	14,435	16,552	12,619
Foreign	3,883	2,483	825

	116,205	94,044	72,298
Deferred	9,302	8,963	5,882

Provision for income taxes	$125,507	$103,007	$78,180

Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$319,305	$264,438	$202,558
Foreign	16,466	5,687	2,759

	$335,771	$270,125	$205,317

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of state credits and federal tax impact	3.1	3.4	4.1
Non-deductible expenses	0.7	0.3	0.5
Impact of international operations	(0.8)	(0.3)	(0.2)
Federal production incentives and credits	(0.4)	(0.2)	(0.4)
Revaluation of deferred taxes	—	(0.5)	—
Non-taxable gain on bargain purchase	—	—	(0.8)
Other, net	(0.2)	0.4	(0.1)

Effective tax rate	37.4%	38.1%	38.1%

We do not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are reinvested and it is our intention that the earnings will be reinvested indefinitely.

We had no individually significant discrete items included in our 2011 effective tax rate. The 2010 effective tax rate included a $1.5 million adjustment related to the revaluation of deferred taxes in connection with a legal entity reorganization in the first quarter. The 2009 effective tax rate included a benefit related to the recognition of a $4.3 million non-taxable gain on a bargain purchase for our acquisition of Greenleaf in October 2009.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred Tax Assets:
Inventory	$22,267	$16,409
Accrued expenses and reserves	18,357	17,379
Accounts receivable	10,860	9,330
Stock based compensation	8,945	6,609
Qualified and nonqualified retirement plans	5,157	4,422
Net operating loss carryforwards	4,722	4,681
Interest rate swaps	3,679	—
Long term incentive plan	3,260	1,889
Unrecognized tax benefits	1,669	1,657
Other	3,692	2,015

	82,608	64,391
Less valuation allowance	(1,911)	(2,607)

Total deferred tax assets	$80,697	$61,784

Deferred Tax Liabilities:
Goodwill and other intangible assets	$46,373	$38,648
Property and equipment	44,535	29,049
Trade name	32,592	23,695
Other	1,864	3,945

Total deferred tax liabilities	$125,364	$95,337

Net deferred tax liability	$(44,667)	$(33,553)

Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2011	2010
Current deferred tax assets	$45,690	$32,506
Current deferred tax liabilities	1,561	—
Noncurrent deferred tax liabilities	88,796	66,059

Our current deferred tax liabilities of $1.6 million were included in Other Current Liabilities on our Consolidated Balance Sheet as of December 31, 2011.

We had net operating loss carryforwards for federal and certain of our state tax jurisdictions, the tax benefits of which total approximately $4.7 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, we also had tax credit carryforwards of $1.0 million and $1.4 million, respectively, related to certain of our state tax jurisdictions. As of December 31, 2011 and 2010, a valuation allowance of $1.9 million and $2.6 million, respectively, was recognized for a portion of the deferred tax assets related to net operating loss and tax credit carryforwards. The valuation allowance for net operating loss and tax credit carryforwards decreased by $0.7 million due to current utilization of some of the underlying tax benefits as well as a change in judgment regarding the realization of the remaining carryforwards. The net operating loss carryforwards expire over the period from 2012 through 2030, while nearly all of the tax credit carryforwards have no expiration. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance at January 1	$5,441	$8,526	$7,949
Additions based on tax positions related to the current year	952	713	1,811
Additions for tax positions of prior years	192	281	483
Reductions for tax positions of prior years	—	(86)	(90)
Reductions for tax positions of prior years—timing differences	—	(2,041)	—
Lapse of statutes of limitations	(892)	(1,952)	(1,489)
Settlements with taxing authorities	(196)	—	(138)

Balance at December 31	$5,497	$5,441	$8,526

At December 31, 2011 and 2010, we have accumulated interest and penalties included in gross unrecognized tax benefits of $1.2 million and $1.1 million, respectively. Of these amounts, $0.2 million was recorded through the income tax provision during each of the years ended December 31, 2011 and 2010, prior to any reversals for lapses in the statutes of limitations. We had a deferred tax asset of $0.2 million and $0.3 million related to the accumulated interest balance as of December 31, 2011 and 2010, respectively. The amount of the unrecognized tax benefits, which if resolved favorably (in whole or in part) would reduce our effective tax rate, is approximately $3.8 million at both December 31, 2011 and 2010. The balance of unrecognized tax benefits at December 31, 2011 and 2010 also includes $1.7 million and $1.6 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.

During the twelve months beginning January 1, 2012, it is reasonably possible that we will reduce gross unrecognized tax benefits by up to approximately $0.6 million, of which approximately $0.4 million would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.

Tax years after 2007 remain subject to examination by the IRS. In the U.K., tax years through 2009 are no longer open to inquiry. We are currently the subject of income tax audits by various states for prior tax years, as well as an audit of the 2009 tax year by the IRS. Adjustments from such audits, if any, are not expected to have a material effect on our consolidated financial statements.

Note 14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Pension Plan	Unrealized (Loss) Gain on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$(5,067)	$144	$(8,841)	$(13,764)
Pretax income (loss)	4,191	(211)	(7,994)	(4,014)
Income tax benefit	—	82	2,878	2,960
Reversal of unrealized loss	—	—	11,595	11,595
Reversal of deferred income taxes	—	—	(4,174)	(4,174)

Balance at December 31, 2009	(876)	15	(6,536)	(7,397)
Pretax income	3,078	—	3,230	6,308
Income tax expense	—	—	(1,054)	(1,054)
Reversal of unrealized (gain) loss	—	(15)	10,377	10,362
Reversal of deferred income taxes	—	—	(3,841)	(3,841)

Balance at December 31, 2010	2,202	—	2,176	4,378
Pretax loss	(4,273)	—	(19,391)	(23,664)
Income tax benefit	—	—	6,847	6,847
Reversal of unrealized loss	—	—	5,641	5,641
Reversal of deferred income taxes	—	—	(2,019)	(2,019)
Hedge ineffectiveness	—	—	(225)	(225)
Income tax benefit	—	—	81	81

Balance at December 31, 2011	$(2,071)	$—	$(6,890)	$(8,961)

Note 15. Long Term Incentive Plan

On January 26, 2006, our Board of Directors approved, and our stockholders approved at the annual meeting on May 8, 2006, the LKQ Corporation Long Term Incentive Plan. At our annual meeting on May 2, 2011, the stockholders reapproved this plan. The purpose of the Long Term Incentive Plan is to offer certain key employees the opportunity to receive long-term performance rewards. Performance periods begin on January 1 and end on December 31 of the third calendar year thereafter. Performance awards are equal to the participant’s base salary (at the end of the applicable performance period) multiplied by an “Award Percentage.” A participant’s Award Percentage is determined by three components: the growth over the performance period of each of the Company’s earnings per share; total revenue; and return on equity. The Compensation Committee of our Board of Directors determines for each participant the range of Award Percentages based on different growth scenarios of the components. One half of any performance award achieved is payable promptly after the end of the performance period. A participant must be an employee of the Company at the end of the performance period to be eligible for this first payment. The other half of the performance award is deferred and vests in three equal installments on each one year anniversary of the end of the performance period. A participant must be an employee (or in some cases a consultant for us) on each such anniversary date to be eligible for the respective deferred payment, unless the participant is not an employee as a result of death, total disability or normal retirement at age 65, in which case the participant (or his or her estate) will be entitled to all of the deferred payments upon such death, disability or retirement. Interest on the deferred portion of the performance award accrues at the prime rate and is payable to the participant at the same time as the deferred installments are paid. We have recorded expense related to this plan totaling approximately $3.7 million, $3.5 million and $3.4 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Note 16. Segment and Geographic Information

We have four operating segments: Wholesale—North America; Wholesale—Europe; Self Service; and Heavy-Duty Truck. Our operations in North America, which include our Wholesale—North America, Self Service and Heavy-Duty Truck operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our Wholesale—Europe operating segment, formed with our acquisition of ECP effective October 1, 2011, marks our entry into the European automotive aftermarket business, and is presented as a separate reportable segment. Although the Wholesale—Europe operating segment shares many of the characteristics of our North American operations, including types of products offered, distribution methods, and procurement, we have provided separate financial information as we believe this data would be beneficial to users in understanding our results. Therefore, we present our reportable segments on a geographic basis.

The following table presents our financial performance, including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations, and depreciation and amortization from continuing operations by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue
North America	$3,131,376	$2,469,881	$2,047,942
Europe	138,486	—	—

Total revenue	$3,269,862	$2,469,881	$2,047,942

EBITDA
North America	$405,924	$339,869	$273,666
Europe	12,144	—	—

Total EBITDA	$418,068	$339,869	$273,666

Depreciation and Amortization
North America	$52,481	$41,428	$37,450
Europe	2,024	—	—

Total depreciation and amortization	$54,505	$41,428	$37,450

The table below provides a reconciliation from EBITDA to Income from Continuing Operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
EBITDA	$418,068	$339,869	$273,666
Depreciation and amortization	54,505	41,428	37,450
Interest expense, net	22,447	28,316	30,899
Loss on debt extinguishment	5,345	—	—
Provision for income taxes	125,507	103,007	78,180

Income from continuing operations	$210,264	$167,118	$127,137

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage. Since the European segment was initiated in the fourth quarter of 2011, its usage of the shared corporate and administrative costs has been minimal. Segment EBITDA excludes depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization.

The following table presents capital expenditures, which represents additions to property and equipment, by reportable segment (in thousands):

	Year Ended December 31,
Capital Expenditures	2011	2010	2009
North America	$84,856	$61,438	$55,870
Europe	1,560	—	—

	$86,416	$61,438	$55,870

The following table presents assets by reportable segment (in thousands):

	December 31,
	2011	2010	2009
Receivables, net
North America	$230,871	$191,085	$152,443
Europe	50,893	—	—

Total receivables, net	281,764	191,085	152,443

Inventory
North America	636,145	492,688	385,686
Europe	100,701	—	—

Total inventory	736,846	492,688	385,686

Property and Equipment, net
North America	380,282	331,312	289,902
Europe	43,816	—	—

Total property and equipment, net	424,098	331,312	289,902

Other unallocated assets	1,756,996	1,284,424	1,192,090

Total assets	$3,199,704	$2,299,509	$2,020,121

We report net trade receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and income taxes.

Our operations are primarily conducted in the U.S. Our European operations, which we started with the acquisition of ECP in the fourth quarter of 2011, are located in the U.K. We have recycled and aftermarket product operations in Canada, which were expanded in 2010 through the acquisition of Cross Canada, an aftermarket product supplier. We also have operations in Mexico, Guatemala and Costa Rica. Our locations in Mexico include an engine remanufacturer and a bumper refurbishing operation.

The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
Revenue	2011	2010	2009
United States.	$2,952,620	$2,366,224	$1,971,654
United Kingdom	138,486	—	—
Other countries	178,756	103,657	76,288

	$3,269,862	$2,469,881	$2,047,942

The following table sets forth our tangible long-lived assets, including primarily property and equipment, by geographic area (in thousands):

	December 31,
Long-lived Assets	2011	2010
United States.	$360,961	$316,002
United Kingdom	43,816	—
Other countries	19,321	15,310

	$424,098	$331,312

The following table sets forth our revenue by product category (in thousands):

	Year Ended December 31,
	2011	2010	2009
Aftermarket, other new and refurbished products	$1,634,003	$1,236,806	$1,093,157
Recycled, remanufactured and related products and services	1,115,088	888,320	749,012
Other	520,771	344,755	205,773

	$3,269,862	$2,469,881	$2,047,942

All of the product categories reflect revenue from our North American reportable segment, while our European segment, which is composed of ECP, an automotive aftermarket products distributor, only generates revenue from the sale of aftermarket products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations.

Note 17. Selected Quarterly Data (unaudited)

The following table represents unaudited selected quarterly financial data for the two years ended December 31, 2011. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
2010
Revenue	$603,516	$584,681	$607,621	$674,063
Gross margin	283,290	261,266	261,424	287,500
Operating income	89,929	69,609	65,207	73,132
Income from continuing operations	51,983	37,906	35,901	41,328
Income from discontinued operations	1,953	—	—	—
Net income	53,936	37,906	35,901	41,328
Basic earnings per share from continuing operations(1)	0.37	0.27	0.25	0.29
Diluted earnings per share from continuing operations(1)	0.36	0.26	0.25	0.28

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31(2)
	(In thousands, except per share data)
2011
Revenue	$786,648	$759,684	$783,898	$939,632
Gross margin	343,646	322,236	334,322	391,789
Operating income	107,371	78,486	85,488	90,138
Income from continuing operations	58,182	46,706	49,231	56,145
Income from discontinued operations	—	—	—	—
Net income	58,182	46,706	49,231	56,145
Basic earnings per share from continuing operations(1)	0.40	0.32	0.34	0.38
Diluted earnings per share from continuing operations(1)	0.39	0.32	0.33	0.38

(1)	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

(2)	Results for the quarter ended December 31, 2011 include the results of ECP from the acquisition effective as of October 1, 2011 through the end of the quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and our Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.

Report of Management on Internal Control over Financial Reporting dated February 27, 2012

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

We have excluded from our assessment the internal control over financial reporting at Euro Car Parts Holdings Limited (“ECP”), which was acquired effective October 1, 2011, and whose financial statements constitute 13% and 19% of net and total assets, respectively, 4% of revenue, and 3% of income from continuing operations of the consolidated financial statement amounts as of and for the year ended December 31, 2011.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting

Other than the change in internal control resulting from the acquisition of ECP effective October 1, 2011, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation:

We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Report of Management on Internal Control over Financial Reporting dated February 27, 2012, management excluded from its assessment the internal control over financial reporting at Euro Car Parts Holdings, Limited (“ECP”), which was acquired effective October 1, 2011, and whose financial statements constitute 13% and 19% of net and total assets, respectively, 4% of revenue, and 3% of income from continuing operations of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at ECP. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Chicago, Illinois

February 27, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information appearing under the caption “Election of our Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2012 (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at December 31, 2011, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Robert L. Wagman	47	President, Chief Executive Officer and Director
John S. Quinn	53	Executive Vice President and Chief Financial Officer
Victor M. Casini	49	Senior Vice President, General Counsel, Corporate Secretary and Director
Walter P. Hanley	45	Senior Vice President—Development
Steven Greenspan	50	Senior Vice President of Operations—Wholesale Parts Division
Michael S. Clark	37	Vice President—Finance and Controller

Robert L. Wagman became our President and Chief Executive Officer on January 1, 2012. He was elected to our Board of Directors on November 7, 2011. Mr. Wagman was our President and Co-Chief Executive Officer from January 1, 2011 to January 1, 2012. Prior thereto, he had been our Senior Vice President of Operations—Wholesale Parts Division, with oversight of our wholesale late model operations since August 2009. Prior thereto, from October 1998, Mr. Wagman managed our insurance company relationships, and from February 2004, added to his responsibilities the oversight of our aftermarket product operations. He was elected our Vice President of Insurance Services and Aftermarket Operations in August 2005. Before joining us, Mr. Wagman served from April 1995 to October 1998 as the Outside Sales Manager of Triplett Auto Parts, Inc., a recycled auto parts company that we acquired in July 1998. He started in our industry in 1987 as an Account Executive for Copart Auto Auctions, a processor and seller of salvage vehicles through auctions.

John S. Quinn has been our Executive Vice President and Chief Financial Officer since November 2009. Prior to joining our Company, he was the Senior Vice President, Chief Financial Officer and Treasurer of Casella Waste Systems, Inc., a company in the solid waste management services industry from January 2009. From January 2001 to January 2009 he held various positions of increasing responsibility with Allied Waste Industries, Inc., a company also in the solid waste management services industry, including Senior Vice President of Finance from January 2005 to January 2009, Controller and Chief Accounting Officer from November 2006 to September 2007 and Vice President Financial Analysis and Planning from January 2003 to January 2005. From August 1987 to January 2001, he held various positions with Waste Management Inc. and Waste Management International, plc. in Canada and the United Kingdom. Prior to working for Waste Management, he worked for Ford Glass Ltd., a subsidiary of Ford Motor Company.

Victor M. Casini has been our Vice President, General Counsel and Corporate Secretary from our inception in February 1998. In March 2008, he was elected Senior Vice President. Mr. Casini has been a member of our Board of Directors since May 2010. From July 1992 to December 2011, Mr. Casini was the Executive Vice President and General Counsel of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm. Mr. Casini served as Senior Vice President, General Counsel and Corporate Secretary of Discovery Zone, Inc., an operator and franchisor of family entertainment centers, from July 1992 until May 1995. Prior to July 1992, Mr. Casini practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP in Chicago, Illinois for more than five years.

Walter P. Hanley joined us in December 2002 as our Vice President of Development, Associate General Counsel and Assistant Secretary. In December 2005, he became our Senior Vice President of Development. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Emerald Casino, Inc., an owner of a license to operate a riverboat casino in the State of Illinois, from June 1999 until August 2002. In January 2001, the Illinois Gaming Board issued an initial decision seeking to revoke Emerald’s license. In July 2002, certain creditors filed a bankruptcy petition against Emerald. The bankruptcy court confirmed a plan of reorganization in July 2004. The Illinois Gaming Board reversed its initial decision to support the plan of reorganization and in May 2005 revoked Emerald’s license. The bankruptcy case and a related adversary proceeding (in which Mr. Hanley is a defendant) are pending. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana, from July 1996 until November 1999. Mr. Hanley served as Vice President and Associate General Counsel of Flynn Enterprises, Inc. from May 1995 until February 1998 and as Associate General Counsel of Discovery Zone, Inc. from March 1993 until May 1995. Prior to March 1993, Mr. Hanley practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP in Chicago, Illinois.

Steven Greenspan became our Senior Vice President of Operations – Wholesale Parts Division on January 1, 2012. Mr. Greenspan has been in the recycled automotive parts industry for approximately 30 years. He served as our Regional Vice President—Mid-Atlantic Region from January 2003 to December 2011. He was the Manager of our Atlanta facility from May 1998 until December 2002. Prior thereto, he was the Manager of a company that we acquired in 1998.

Michael S. Clark has been our Vice President—Finance and Controller since February 2011. Prior thereto, he served as our Assistant Controller since May 2008. Prior to joining our Company, he was the SEC Reporting Manager of FMC Technologies, Inc., a global provider of technology solutions for the energy industry, from December 2004 to May 2008. Before joining FMC Technologies, Mr. Clark, a certified public accountant, worked in public accounting for more than eight years, leaving as a Senior Manager in the audit practice of Deloitte & Touche.

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

Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2009	$5,757	$5,102	$831	$(5,183)	$6,507
Year ended December 31, 2010	6,507	4,326	1,125	(5,063)	6,895
Year ended December 31, 2011	6,895	5,084	2,199	(5,831)	8,347
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2009	$11,169	$469,178	$1,915	$(466,460)	$15,802
Year ended December 31, 2010	15,802	541,314	1,061	(539,992)	18,185
Year ended December 31, 2011	18,185	668,936	2,754	(667,071)	22,804

(a)(3) Exhibits

The exhibits to this Annual Report are listed in Item 15(b) of this Annual Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended.

10.2	LKQ Corporation 1998 Equity Incentive Plan, as amended.

10.3	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.

10.4	Amendment to LKQ Corporation 401(k) Plus Plan.

10.5	Trust for LKQ Corporation 401(k) Plus Plan.

10.6	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 2012.

10.7	Trust Agreement for LKQ Corporation Employees’ Retirement Plan.

10.8	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2011.

10.9	Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan.

10.10	Form of Indemnification Agreements between directors and officers of LKQ Corporation and LKQ Corporation.

10.11	Form of LKQ Corporation Executive Officer 2010 Bonus Program.

10.12	LKQ Management Incentive Plan.

10.13	Form of LKQ Corporation Executive Officer 2011 Bonus Program Award Memorandum.

10.14	LKQ Corporation Long Term Incentive Plan.

10.15	Form of LKQ Corporation Restricted Stock Agreement.

10.16	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.17	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten.

10.18	Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009.

10.22	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Joseph M. Holsten.

10.23	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Robert L. Wagman.

10.24	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and John S. Quinn.

10.25	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Walter P. Hanley.

10.26	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Victor M. Casini.

10.27	Change of Control Agreement dated as of March 24, 2011 between LKQ Corporation and Michael S. Clark.

10.28	Form of LKQ Corporation Restricted Stock Unit Agreement.

(b) Exhibits

3.1	Certificate of Incorporation of LKQ Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 (iii) to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003).

3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed with the SEC on November 3, 2010).

4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-107417 filed with the SEC on September 12, 2003).

4.2	Amendment and Restatement Agreement dated as of September 30, 2011 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 10-Q filed with the SEC on October 28, 2011).

10.1	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

10.2	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on April 26, 2011).

10.3	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.4	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.5	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.6	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 2012.

10.7	Trust Agreement for LKQ Corporation Employees’ Retirement Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s report on Form 10-K for the year ended December 31, 2008).

10.8	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the year ended December 31, 2010).

10.9	Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).

10.10	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.11	Form of LKQ Corporation Executive Officer 2010 Bonus Program (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on March 5, 2010).

10.12	LKQ Management Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its Annual Meeting of Stockholders on May 2, 2011 filed on March 17, 2011).

10.13	Form of LKQ Corporation Executive Officer 2011 Bonus Program Award Memorandum (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on May 6, 2011).

10.14	LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on May 12, 2006).

10.15	Form of LKQ Corporation Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on January 17, 2008).

10.16	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on July 29, 2011).

10.17	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on May 21, 2009).

10.18	Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on February 2, 2011).

10.19	ISDA 2002 Master Agreement between Bank of America, N.A. and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on April 29, 2011).

10.20	ISDA 2002 Master Agreement between JP Morgan Chase Bank, National Association and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on May 9, 2008).

10.21	ISDA 2002 Master Agreement between RBS Citizens, N.A. and LKQ Corporation, and related Schedule.

10.22	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Joseph M. Holsten (incorporated by reference to Exhibit 10.19 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.23	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Robert L. Wagman (incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.24	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and John S. Quinn (incorporated by reference to Exhibit 10.21 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.25	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Walter P. Hanley (incorporated by reference to Exhibit 10.22 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.26	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Victor M. Casini (incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.27	Change of Control Agreement dated as of March 14, 2011 between LKQ Corporation and Michael S. Clark (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 15, 2011).

10.28	Form of LKQ Corporation Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.29	Agreement for the Sale and Purchase of Shares in the Capital of Euro Car Parts Holdings Limited dated October 3, 2011 by and among LKQ Corporation, LKQ Euro Limited and Draco Limited.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries, jurisdictions and assumed names.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

LKQ CORPORATION

By:	/S/ ROBERT L. WAGMAN
Robert L. Wagman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2012.

Signature	Title

Principal Executive Officer:

/s/ ROBERT L. WAGMAN Robert L. Wagman	President and Chief Executive Officer

Principal Financial Officer:

/s/ JOHN S. QUINN John S. Quinn	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ MICHAEL S. CLARK Michael S. Clark	Vice President—Finance and Controller

A Majority of the Directors:

/s/ A. CLINTON ALLEN A. Clinton Allen	Director

/s/ VICTOR M. CASINI Victor M. Casini	Director

/s/ KEVIN F. FLYNN Kevin F. Flynn	Director

/s/ RONALD G. FOSTER Ronald G. Foster	Director

/s/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director

/s/ PAUL M. MEISTER Paul M. Meister	Director

/s/ JOHN F. O’BRIEN John F. O’Brien	Director

/s/ ROBERT L. WAGMAN Robert L. Wagman	Director

/s/ WILLIAM M. WEBSTER, IV William M. Webster, IV	Director