Form 10-Q
period 2012-03-31
LKQ CORP
filed 2012-04-27
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

At April 20, 2012, the registrant had issued and outstanding an aggregate of 147,418,722 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and equivalents	$55,169	$48,247
Receivables, net	310,552	281,764
Inventory	736,641	736,846
Deferred income taxes	45,257	45,690
Prepaid income taxes	—	17,597
Prepaid expenses and other current assets	26,659	19,591

Total Current Assets	1,174,278	1,149,735
Property and Equipment, net	430,777	424,098
Intangible Assets:
Goodwill	1,499,382	1,476,063
Other intangibles, net	108,206	108,910
Other Assets	47,358	40,898

Total Assets	$3,260,001	$3,199,704

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$212,538	$210,875
Accrued expenses:
Accrued payroll-related liabilities	43,972	53,256
Other accrued expenses	79,214	77,769
Income taxes payable	28,852	7,262
Contingent consideration liabilities	37,478	600
Other current liabilities	14,522	18,407
Current portion of long-term obligations	40,498	29,524

Total Current Liabilities	457,074	397,693
Long-Term Obligations, Excluding Current Portion	856,068	926,552
Deferred Income Taxes	89,160	88,796
Contingent Consideration Liabilities	45,431	81,782
Other Noncurrent Liabilities	67,183	60,796
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 147,404,921 and 146,948,608 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,474	1,470
Additional paid-in capital	913,930	902,782
Retained earnings	829,785	748,794
Accumulated other comprehensive loss	(104)	(8,961)

Total Stockholders’ Equity	1,745,085	1,644,085

Total Liabilities and Stockholders’ Equity	$3,260,001	$3,199,704

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$1,031,777	$786,648
Cost of goods sold	584,394	443,002

Gross margin	447,383	343,646
Facility and warehouse expenses	85,108	69,818
Distribution expenses	91,813	65,811
Selling, general and administrative expenses	121,714	89,761
Restructuring and acquisition related expenses	247	46
Depreciation and amortization	14,893	10,839

Operating income	133,608	107,371
Other expense (income):
Interest expense, net	7,367	6,409
Loss on debt extinguishment	—	5,345
Change in fair value of contingent consideration liabilities	(1,345)	—
Other income, net	(511)	(106)

Total other expense, net	5,511	11,648

Income before provision for income taxes	128,097	95,723
Provision for income taxes	47,106	37,541

Net income	$80,991	$58,182

Earnings per share:
Basic	$0.55	$0.40

Diluted	$0.54	$0.39

Unaudited Consolidated Condensed Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$80,991	$58,182
Other comprehensive income, net of tax:
Net change in unrecognized gains/losses on interest rate swaps, net of tax of $135 and $1,189, respectively	350	2,113
Foreign currency translation	8,507	2,502

Total other comprehensive income	8,857	4,615

Total comprehensive income	$89,848	$62,797

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,991	$58,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,257	11,926
Stock-based compensation expense	4,010	3,342
Excess tax benefit from stock-based payments	(2,561)	(2,460)
Loss on debt extinguishment	—	5,345
Other	(702)	1,204
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(22,694)	(19,039)
Inventory	13,000	2,678
Prepaid income taxes/income taxes payable	41,324	33,769
Accounts payable	(2,557)	(9,658)
Other operating assets and liabilities	(16,913)	(7,974)

Net cash provided by operating activities	110,155	77,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,329)	(18,093)
Proceeds from sales of property and equipment	233	91
Cash used in acquisitions, net of cash acquired	(24,930)	(43,517)

Net cash used in investing activities	(46,026)	(61,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,581	2,610
Excess tax benefit from stock-based payments	2,561	2,460
Debt issuance costs	—	(7,741)
Borrowings under revolving credit facility	150,932	341,753
Repayments under revolving credit facility	(410,851)	(44,328)
Borrowings under term loans	200,000	250,000
Repayments under term loans	(3,125)	(591,089)
Payments of other obligations	(1,845)	(652)

Net cash used in financing activities	(57,747)	(46,987)

Effect of exchange rate changes on cash and equivalents	540	19
Net increase (decrease) in cash and equivalents	6,922	(31,172)
Cash and equivalents, beginning of period	48,247	95,689

Cash and equivalents, end of period	$55,169	$64,517

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$5,710	$3,313
Interest	6,495	6,944
Supplemental disclosure of noncash investing and financing activities:
Purchase price payable, including notes issued in connection with business acquisitions	$795	$5,329
Contingent consideration liabilities	107	600
Property and equipment acquired under capital leases	1,344	—
Property and equipment purchases not yet paid	2,469	766

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2011	146,949	$1,470	$902,782	$748,794	$(8,961)	$1,644,085
Net income	—	—	—	80,991	—	80,991
Other comprehensive income	—	—	—	—	8,857	8,857
Restricted stock units vested	83	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,010	—	—	4,010
Exercise of stock options	373	3	4,578	—	—	4,581
Excess tax benefit from stock-based payments	—	—	2,561	—	—	2,561

BALANCE, March 31, 2012	147,405	$1,474	$913,930	$829,785	$(104)	$1,745,085

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

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 27, 2012.

Note 2. Financial Statement Information

Revenue Recognition

The majority of our revenue is derived from the sale of alternative parts. Revenue is recognized when the products are shipped or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $24.9 million and $22.8 million at March 31, 2012 and December 31, 2011, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Consolidated Condensed Statements of Income and are shown as a current liability on our Unaudited Consolidated Condensed Balance Sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Receivables

We recorded a reserve for uncollectible accounts of approximately $7.3 million and $8.3 million at March 31, 2012 and December 31, 2011, respectively.

Inventory

Inventory consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Aftermarket and refurbished products	$442,401	$445,787
Salvage and remanufactured products	294,240	291,059

	$736,641	$736,846

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships and covenants not to compete.

The change in the carrying amount of goodwill during the three months ended March 31, 2012 is as follows (in thousands):

Balance as of January 1, 2012	$1,476,063
Business acquisitions and adjustments to previously recorded goodwill	11,541
Exchange rate effects	11,778

Balance as of March 31, 2012	$1,499,382

The components of other intangibles are as follows (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$117,296	$(17,570)	$99,726	$115,954	$(16,305)	$99,649
Customer relationships	10,063	(3,737)	6,326	10,050	(3,065)	6,985
Covenants not to compete	3,227	(1,073)	2,154	3,194	(918)	2,276

	$130,586	$(22,380)	$108,206	$129,198	$(20,288)	$108,910

Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefitted (5 to 10 years) on either a straight-line or accelerated basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was approximately $2.1 million and $1.5 million during the three month periods ended March 31, 2012 and 2011, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2016 is $8.5 million, $7.8 million, $7.0 million, $6.4 million and $5.7 million, respectively.

Depreciation Expense

Included in Cost of Goods Sold on the Unaudited Consolidated Condensed Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations and our distribution centers.

Warranty Reserve

Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve during the three month period ended March 31, 2012 were as follows (in thousands):

Balance as of January 1, 2012	$7,347
Warranty expense	5,567
Warranty claims	(5,540)
Business acquisitions	190

Balance as of March 31, 2012	$7,564

For an additional fee, we also sell extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” and ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” These ASUs eliminate the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The amendments did not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As a result, the adoption of this guidance did not affect our financial position, results of operations or cash flows. We have presented the components of net income, the components of other comprehensive income and total comprehensive income in two separate but consecutive statements.

Effective January 1, 2012, we adopted FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update clarifies existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. We applied the provisions of this ASU to our fair value measurements during the current year, however, the adoption did not have a material effect on our financial statements. Refer to Note 6, “Fair Value Measurements,” for the required disclosures.

Note 3. Equity Incentive Plans

We have two stock-based compensation plans, the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”) and the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The purpose of the Director Plan is to allow for issuance of stock in lieu of cash compensation. Under the Equity Incentive Plan, both qualified and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units may be granted for purposes of attracting and retaining employees, consultants, and other persons associated with us. In the first quarter of 2012, our Board of Directors approved an amendment to the Equity Incentive Plan, subject to approval by our stockholders at our 2012 Annual Meeting in May 2012, to explicitly allow participation of our non-employee directors, to allow issuance of shares of our common stock to non-employee directors in lieu of cash compensation, to increase the number of shares available for issuance under the Equity Incentive Plan by 544,417 (which was the remaining number of shares available for issuance under the Director Plan as of December 31, 2011), and to make certain updating amendments. In connection with the amendment to the Equity Incentive Plan, the Board of Directors also approved the termination of the Director Plan other than with respect to any options currently outstanding under the Director Plan, subject to approval of the Equity Incentive Plan amendment by our stockholders.

Most of the RSUs, stock options, and restricted stock granted under the Equity Incentive Plan vest over a period of five years. Vesting of the awards is subject to a continued service condition. Each RSU converts into one share of LKQ common stock on the applicable vesting date. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest. Stock options issued under the Equity Incentive Plan expire ten years from the date they are granted. We expect to issue new shares of common stock to cover future equity grants under these plans.

A summary of transactions in our stock-based compensation plans for the three months ended March 31, 2012 is as follows:

	Shares Available For Grant	RSUs		Stock Options		Restricted Stock
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	7,876,185	716,791	$23.59	6,539,046	$12.93	106,000	$18.98
Granted	(726,775)	726,775	31.61	—	—	—	—
Exercised	—	—	—	(373,617)	12.26	—	—
Vested	—	(82,696)	24.02	—	—	(38,000)	19.14
Cancelled	59,057	(19,337)	28.61	(39,720)	15.95	—	—

Balance, March 31, 2012	7,208,467	1,341,533	$27.84	6,125,709	$12.96	68,000	$18.90

The fair value of RSUs is based on the market price of LKQ stock on the date of issuance. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSUs granted during the three month period ended March 31, 2012, we used a forfeiture rate of 8% for grants to employees and a forfeiture rate of 0% for grants to directors and executive officers. The fair value of RSUs that vested during the three months ended March 31, 2012 was approximately $2.6 million.

We recognize compensation expense on a straight-line basis over the requisite service period of the award. The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
RSUs	$2,064	$878
Stock options	1,721	2,090
Restricted stock	225	225
Stock issued to non-employee directors	—	149

Total stock-based compensation expense	$4,010	$3,342

The following table sets forth the classification of total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of goods sold	$103	$89
Facility and warehouse expenses	694	611
Selling, general and administrative expenses	3,213	2,642

	4,010	3,342
Income tax benefit	(1,564)	(1,303)

Total stock-based compensation expense, net of tax	$2,446	$2,039

We have not capitalized any stock-based compensation costs during either of the three month periods ended March 31, 2012 or 2011.

As of March 31, 2012, unrecognized compensation expense related to unvested RSUs, stock options, and restricted stock is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Restricted Stock	Total
Remainder of 2012	$5,926	$5,162	$688	$11,776
2013	8,044	4,722	208	12,974
2014	7,980	3,116	139	11,235
2015	7,944	78	—	8,022
2016	4,503	—	—	4,503
2017	143	—	—	143

Total unrecognized compensation expense	$34,540	$13,078	$1,035	$48,653

Note 4. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior secured debt financing facility:
Term loans payable	$437,500	$240,625
Revolving credit facility	405,157	660,730
Notes payable through October 2018 at a weighted average interest rate of 2.0%	40,388	38,338
Other long-term debt at weighted average interest rates of 2.4% and 3.2%, respectively	13,521	16,383

	896,566	956,076
Less current maturities	(40,498)	(29,524)

	$856,068	$926,552

On March 25, 2011, we entered into a credit agreement with the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America N.A., as syndication agent, RBS Citizens, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Citizens, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, which was amended on September 30, 2011 (as amended, the “Credit Agreement”). The Credit Agreement provides for borrowings up to $1.4 billion, consisting of (1) a $950 million revolving credit facility (the “Revolving Credit Facility”), (2) a $250 million term loan facility (the “Term Loan Facility”) and (3) an additional term loan facility of up to $200 million (“New Term Loan Facility”). Under the Revolving Credit Facility, we are permitted to draw up to the U.S. dollar equivalent of $500 million in Canadian dollars, pounds sterling, euros, and other agreed-upon currencies. The Credit Agreement also provides for (a) the issuance of up to $125 million of letters of credit under the Revolving Credit Facility in agreed-upon currencies, (b) the issuance of up to $25 million of swing line loans under the Revolving Credit Facility, and (c) the opportunity to increase the amount of the Revolving Credit Facility or obtain incremental term loans up to $400 million. Outstanding letters of credit and swing line loans are taken into account when determining availability under the Revolving Credit Facility. In January 2012, we borrowed the full $200 million available under the New Term Loan Facility, which we used to pay down a portion of our Revolving Credit Facility borrowings.

Amounts under the Revolving Credit Facility are due and payable upon maturity of the Credit Agreement in March 2016. Amounts under the Term Loan Facility are due and payable in quarterly installments, with the annual payments equal to 5% of the original principal amount in the first and second years, 10% of the original principal amount in the third and fourth years, and 15% of the original principal amount in the fifth year. The remaining balance under the Term Loan Facility is due and payable on the maturity date of the Credit Agreement. Amounts under the New Term Loan Facility are due and payable in quarterly installments beginning after March 31, 2012, with the annual payments equal to 5% of the original principal amount in the first and second years and 10% of the original principal amount in the third and fourth years. The remaining balance under the New Term Loan Facility is due and payable on the maturity date of the Credit Agreement. We are required to prepay the Term Loan Facility and the New Term Loan Facility by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the Credit Agreement.

The Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to, among other things (i) incur indebtedness, (ii) incur liens, (iii) enter into any merger, consolidation, amalgamation, or otherwise liquidate or dissolve the Company, (iv) dispose of certain property, (v) make dividend payments, repurchase our stock, or enter into derivative contracts indexed to the value of our common stock, (vi) make certain investments, including the acquisition of assets constituting a business or the stock of a business designated as a non-guarantor, (vii) make optional prepayments of subordinated debt, (viii) enter into sale-leaseback transactions, (ix) issue preferred stock, redeemable stock, convertible stock or other similar equity instruments, and (x) enter into hedge agreements for speculative purposes or otherwise not in the ordinary course of business. The Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.00 to 1.00, except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio may increase to 3.50 to 1.00 for the subsequent four fiscal quarters and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the Credit Agreement as of March 31, 2012 and December 31, 2011.

Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our total leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, “Derivative Instruments and Hedging Activities,” the weighted average interest rates on borrowings outstanding against the Credit Agreement at March 31, 2012 and December 31, 2011 were 2.91% and 2.59%, respectively. We also pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility. The commitment fee is subject to change in increments of 0.05% depending on our total leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our total leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $842.7 million and $901.4 million at March 31, 2012 and December 31, 2011, respectively, of which $22.5 million and $12.5 million was classified as current maturities, respectively. As of March 31, 2012, there were $41.1 million of outstanding letters of credit. The amounts available under the Revolving Credit Facility are reduced by the amounts outstanding under letters of credit, and thus availability on the Revolving Credit Facility at March 31, 2012 was $503.7 million.

During the three months ended March 31, 2011, we incurred a loss on debt extinguishment of $5.3 million related to the write off of the unamortized balance of capitalized debt issuance costs under our previous debt agreement. The amount of the write off excludes debt issuance cost amortization, which is recorded as a component of interest expense. We incurred $7.7 million in fees related to the execution of the Credit Agreement during the three month period ended March 31, 2011. These fees were capitalized within Other Assets on our Unaudited Consolidated Condensed Balance Sheets and are amortized over the term of the agreement.

Note 5. Derivative Instruments and Hedging Activities

We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our senior secured debt. For certain of our foreign operations, we also use short-term foreign currency forward contracts to manage our exposure to variability in foreign currency denominated transactions. We do not attempt to hedge our commodity price risks. We do not hold or issue derivatives for trading purposes.

Interest Rate Swaps

At March 31, 2012, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our credit agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Loss and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes the terms of our interest rate swap agreements as of March 31, 2012:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
USD $250,000,000	October 14, 2010	October 14, 2015	3.31%
USD $100,000,000	April 14, 2011	October 14, 2013	2.86%
USD $60,000,000	November 30, 2011	October 31, 2016	2.95%
USD $60,000,000	November 30, 2011	October 31, 2016	2.94%
USD $50,000,000	December 30, 2011	December 30, 2016	2.94%
GBP £50,000,000	November 30, 2011	October 30, 2016	3.11%
CAD $25,000,000	December 30, 2011	March 24, 2016	3.17%

*	Includes applicable margin of 1.75% per annum on LIBOR or CDOR-based debt in effect as of March 31, 2012 under the Credit Agreement.

As of March 31, 2012, the fair market value of the CAD $25 million notional amount swap was an asset of $0.2 million included in Other Assets on our Unaudited Consolidated Condensed Balance Sheets, while the fair market value of the other swap contracts was a liability of $10.3 million included in Other Noncurrent Liabilities. As of December 31, 2011, the fair market value of the interest rate swap contracts was a liability of $10.6 million included in Other Noncurrent Liabilities.

Changes in Accumulated Other Comprehensive Income (Loss) related to our interest rate swap agreements were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance as of January 1	$(6,890)	$2,176
Pretax (loss) gain	(991)	1,481
Income tax benefit (expense)	389	(533)
Reversal of unrealized loss	1,476	2,046
Reversal of deferred income taxes	(524)	(737)
Hedge ineffectiveness	—	(225)
Income tax benefit	—	81

Balance as of March 31	$(6,540)	$4,289

In connection with the execution of our credit agreement on March 25, 2011 as discussed in Note 4, “Long-Term Obligations,” we temporarily experienced differences in critical terms between the interest rate swaps and the underlying debt. As a result, we incurred a loss of $0.2 million related to hedge ineffectiveness for the three months ended March 31, 2011. Beginning on April 14, 2011, we have held, and expect to continue to hold through the maturity of the respective interest rate swap agreements, at least the notional amount of each agreement in the respective variable-rate debt, such that future ineffectiveness will be immaterial and the swaps will continue to be highly effective in hedging our variable rate debt.

As of March 31, 2012, we estimate that $3.9 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into interest expense within the next 12 months.

Foreign Currency Forward Contracts

In order to manage the risk of changes in exchange rates associated with certain foreign currency transactions in our European operations, such as our purchases of inventory denominated in a currency other than the pound sterling, we have entered into short-term foreign currency forward contracts. As of March 31, 2012, we had four contracts outstanding to purchase €7.0 million for £5.8 million and nine contracts to purchase $8.0 million for £5.2 million, all of which expire prior to the end of 2012. These contracts are adjusted to fair value each balance sheet date. As we have elected not to apply hedge accounting for these transactions, the changes in fair value are recorded in Other Income, net. The fair value of these contracts at March 31, 2012 and December 31, 2011, along with the effect on our results of operations for the three month period ended March 31, 2012, were immaterial. We did not hold any foreign currency forward contracts during the three month period ended March 31, 2011.

Note 6. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to value our financial assets and liabilities, and there were no significant changes in valuation techniques or inputs during the three months ended March 31, 2012. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2012 and December 31, 2011 (in thousands):

	Balance as of March 31, 2012	Fair Value Measurements as of March 31, 2012
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$17,725	$—	$17,725	$—
Interest rate swaps	150	—	150	—

Total Assets	$17,875	$—	$17,875	$—

Liabilities:
Contingent consideration liabilities	$82,909	$—	$—	$82,909
Deferred compensation liabilities	17,860	—	17,860	—
Interest rate swaps	10,294	—	10,294	—
Foreign currency forwards	339	—	339	—

Total Liabilities	$111,402	$—	$28,493	$82,909

	Balance as of December 31, 2011	Fair Value Measurements as of December 31, 2011
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$13,413	$—	$13,413	$—

Total Assets	$13,413	$—	$13,413	$—

Liabilities:
Contingent consideration liabilities	$82,382	$—	$—	$82,382
Deferred compensation liabilities	14,071	—	14,071	—
Interest rate swaps	10,576	—	10,576	—

Total Liabilities	$107,029	$—	$24,647	$82,382

The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Unaudited Consolidated Condensed Balance Sheets. The contingent consideration liabilities are classified as separate line items in both current and noncurrent liabilities on our Unaudited Consolidated Condensed Balance Sheets based on the expected timing of the related payments.

Our Level 2 assets and liabilities are valued using inputs from third parties and market observable data. We obtain valuation data for the cash surrender value of life insurance and deferred compensation liabilities from third party sources, which determine the net asset values for our accounts using quoted market prices, investment allocations and reportable trades. We value the interest rate swaps using a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates. The fair value of our foreign currency forward contracts is estimated based on quoted foreign exchange rates, forward foreign exchange rates and interest rates.

Our contingent consideration liabilities are related to our business acquisitions as further described in Note 9, “Business Combinations.” Under the terms of the contingent consideration agreements, payments may be made at specified future dates dependent on the performance of the acquired business subsequent to the acquisition. The liabilities for these payments are classified as Level 3 liabilities because the related fair value measurement, which is determined using an income approach, includes significant inputs not observable in the market. These unobservable inputs include internally-developed assumptions of the probabilities of achieving specified targets, which are used to determine the resulting cash flows, and the applicable discount rate. When assessing the fair value of these contingent consideration liabilities on a quarterly basis, we evaluate the performance of the business during the period compared to our previous expectations, along with any changes to our future projections, and update the estimated cash flows accordingly. In addition, we consider changes to our cost of capital and changes to the probability of achieving the earnout payment targets when updating our discount rate on a quarterly basis.

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

Unobservable Input	March 31, 2012 Weighted Average	December 31, 2011 Weighted Average
Probability of achieving payout targets	79.3%	78.1%
Discount rate	6.5%	3.0%

A significant decrease in the assessed probabilities of achieving the targets or a significant increase in the discount rate, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Unaudited Consolidated Condensed Statements of Income.

Changes in the fair value of our contingent consideration obligations for the three month periods ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance as of January 1	$82,382	$2,000
Contingent consideration liabilities recorded for business acquisitions	107	600
Payments	(600)	—
Gain included in earnings	(1,345)	—
Exchange rate effects	2,365	—

Balance as of March 31	$82,909	$2,600

The gain included in earnings for the three months ended March 31, 2012 is related to contingent consideration obligations outstanding as of March 31, 2012 and is a result of the quarterly assessment of the fair value inputs, along with the adoption of FASB ASU No. 2011-04 as described in Note 2, “Financial Statement Information” (which adoption did not have a material impact).

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Consolidated Condensed Balance Sheets at cost. Based on current market conditions as of March 31, 2012, the fair value of our credit facility borrowings (see Note 4, “Long-Term Obligations”) reasonably approximated the carrying value of $843 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market including interest rates on recent financing transactions to entities with a credit rating similar to ours. We estimated the fair value of our credit facility borrowings by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at March 31, 2012 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our credit facility.

Note 7. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at March 31, 2012 are as follows (in thousands):

Nine months ending December 31, 2012	$65,277
Years ending December 31:
2013	81,230
2014	69,744
2015	59,961
2016	46,857
2017	36,751
Thereafter	98,676

Future Minimum Lease Payments	$458,496

Litigation and Related Contingencies

We are a plaintiff in a class action lawsuit against several aftermarket product suppliers. Our recovery is expected to be approximately $16 million in the aggregate. In January 2012, we reached a settlement agreement with certain of the defendants, under which we recognized a gain of $8.3 million, which was recorded in Cost of Goods Sold during the three month period ended March 31, 2012. We will recognize the gains from the settlements with the remaining defendants when substantially all uncertainties regarding the timing and the amount of the settlements are resolved and realization is assured.

We also have certain contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 8. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income	$80,991	$58,182

Denominator for basic earnings per share—Weighted-average shares outstanding	147,139	145,611
Effect of dilutive securities:
RSUs	219	116
Stock options	2,289	2,169
Restricted stock	24	24

Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	149,671	147,920

Earnings per share, basic	$0.55	$0.40

Earnings per share, diluted	$0.54	$0.39

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Antidilutive securities:
Stock options	—	1,608

Note 9. Business Combinations

During the three months ended March 31, 2012, we made four acquisitions in North America, which enabled us to expand our geographic presence and enter new markets. Total acquisition date fair value of the consideration for the acquisitions during the first quarter of 2012 was $22.0 million. We recorded $11.5 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2011 acquisitions. Approximately $2.0 million of the $11.5 million of goodwill recorded is expected to be deductible for income tax purposes. As the acquisitions during the three months ended March 31, 2012 are immaterial to our business, we have omitted the detailed disclosures for these acquisitions prescribed by the accounting guidance on business combinations.

On October 3, 2011, LKQ Corporation, LKQ Euro Limited (“LKQ Euro”), a subsidiary of LKQ Corporation, and Draco Limited (“Draco”) entered into an Agreement for the Sale and Purchase of Shares of Euro Car Parts Holdings Limited (the “Sale and Purchase Agreement”). Under the terms of the Sale and Purchase Agreement, effective October 1, 2011, LKQ Euro acquired all of the shares in the capital of Euro Car Parts Holdings Limited (“ECP”), an automotive aftermarket products distributor in the U.K., from Draco and the other shareholders of ECP. With the acquisition of ECP, we expanded our geographic presence beyond North America into the European market. Our acquisition of ECP established our Wholesale – Europe operating segment. Total acquisition date fair value of the consideration for the ECP acquisition was £261.6 million ($403.7 million), composed of £190.3 million ($293.7 million) of cash (net of cash acquired), £18.4 million ($28.3 million) of notes payable, £2.7 million ($4.1 million) of other purchase price obligations (non-interest bearing) and a contingent payment to the former owners of ECP. Pursuant to the contingent payment terms, if certain annual performance targets are met by ECP, we will be obligated to pay between £22 million and £25 million and between £23 million and £30 million for the years ending December 31, 2012 and 2013, respectively. We have assessed the acquisition date fair value of these contingent payments to be £50.2 million ($77.5 million at the exchange rate on October 3, 2011). Refer to Note 6, “Fair Value Measurements” for information on changes to the fair value of the contingent consideration liabilities between December 31, 2011 and March 31, 2012.

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

Total acquisition date fair value of the consideration for these 20 acquisitions was $207.3 million, composed of $193.2 million of cash (net of cash acquired), $5.9 million of notes payable, $4.5 million of other purchase price obligations (non-interest bearing) and $3.7 million of contingent payments to former owners. In conjunction with the acquisition of the Akzo Nobel paint business on May 26, 2011, we entered into a wholesaler agreement under which we became an authorized distributor of Akzo Nobel products in the acquired markets. Included in this agreement is a requirement to make an additional payment to Akzo Nobel in the event that our purchases of Akzo Nobel product do not meet specified thresholds from June 1, 2011 to May 31, 2014. This contingent payment will be calculated as the difference between our actual purchases and the targeted purchase levels outlined in the agreement for the specified period with a maximum payment of $21.0 million. The contingent consideration liability recorded in 2011 also includes two additional arrangements that have a maximum potential payout of $4.6 million. The acquisition date fair value of these contingent consideration agreements is immaterial. Refer to Note 6, “Fair Value Measurements” for information on changes to the fair value of the contingent consideration liabilities between December 31, 2011 and March 31, 2012.

During the year ended December 31, 2011, we recorded $105.2 million of goodwill related to these 20 acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2010 acquisitions. Of this amount, approximately $88.3 million is expected to be deductible for income tax purposes.

The acquisitions are being accounted for under the purchase method of accounting and are included in our unaudited consolidated condensed financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the quarter ended March 31, 2012 and the last three quarters of 2011 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired.

The purchase price allocations for the acquisitions completed during the year ended December 31, 2011 are as follows (in thousands):

	Year Ended December 31, 2011
	ECP (Preliminary)	Other Acquisitions (Preliminary)	Total (Preliminary)
Receivables	$54,225	$23,538	$77,763
Receivable reserves	(3,832)	(1,121)	(4,953)
Inventory	93,835	59,846	153,681
Prepaid expenses and other current assets	3,189	2,820	6,009
Property and equipment	41,830	10,614	52,444
Goodwill	337,031	105,177	442,208
Other intangibles	39,583	7,683	47,266
Other assets	13	9,420	9,433
Deferred income taxes	(13,218)	7,235	(5,983)
Current liabilities assumed	(135,390)	(17,257)	(152,647)
Debt assumed	(13,564)	—	(13,564)
Other noncurrent liabilities assumed	—	(619)	(619)
Contingent consideration liabilities	(77,539)	(3,700)	(81,239)
Other purchase price obligations	(4,136)	(4,510)	(8,646)
Notes issued	(28,302)	(5,917)	(34,219)

Cash used in acquisitions, net of cash acquired	$293,725	$193,209	$486,934

The primary reason for our acquisitions made during the three months ended March 31, 2012 and the year ended December 31, 2011 was to leverage our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, expand our product offerings and enter new markets. These factors contributed to purchase prices that included, in many cases, a significant amount of goodwill.

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

The following pro forma summary presents the effect of the businesses acquired during the first three months of 2012 and the year ended December 31, 2011 as though the businesses had been acquired as of January 1, 2011, and is based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Revenue, as reported	$1,031,777	$786,648
Revenue of purchased businesses for the period prior to acquisition:
ECP	—	130,576
Other acquisitions	7,249	71,865

Pro forma revenue	$1,039,026	$989,089

Net income, as reported	$80,991	$58,182
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
ECP	—	4,900
Other acquisitions	327	2,818

Pro forma net income	$81,318	$65,900

Earnings per share-basic, as reported	$0.55	$0.40
Effect of purchased businesses for the period prior to acquisition:
ECP	—	0.03
Other acquisitions	0.00	0.02

Pro forma earnings per share-basic (a)	$0.55	$0.45

Earnings per share-diluted, as reported	$0.54	$0.39
Effect of purchased businesses for the period prior to acquisition:
ECP	—	0.03
Other acquisitions	0.00	0.02

Pro forma earnings per share-diluted (a)	$0.54	$0.45

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

Note 10. Restructuring and Acquisition Related Expenses

During the three months ended March 31, 2012, we incurred approximately $0.2 million of restructuring and acquisition related expenses resulting from the integration of our 2011 acquisitions into our existing business. The restructuring expenses included primarily excess facility costs, which were expensed at the cease-use date for the facilities, and moving expenses for the closure of duplicate facilities. We expect approximately $0.2 million of additional charges, primarily for moving costs and excess facility reserves, as we complete our integration plans during the remainder of 2012. Additionally, we may record adjustments to the excess facility reserves related to our 2011 integration activities if we determine revisions are required to the underlying assumptions.

Related to our acquisitions during the first quarter of 2012, we expect to incur approximately $0.8 million of restructuring expenses as we integrate the acquired facilities into our existing business. Our integration plan includes the closure of a duplicate facility and termination of employees in connection with the consolidation of overlapping facilities with our existing business. We expect these integration activities to be completed in 2012.

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

Our effective income tax rate for the three months ended March 31, 2012 was 36.8% compared with 39.2% for the comparable prior year period. The effective income tax rate for the three months ended March 31, 2012 reflects the larger proportion of pretax income generated in lower rate jurisdictions, primarily as a result of the expansion of our international operations in the fourth quarter of 2011 through our acquisition of ECP. Our effective income tax rate during the three months ended March 31, 2011 reflected a discrete charge of $0.2 million for the revaluation of deferred taxes in response to changes in state tax rates.

Note 12. Segment and Geographic Information

We have four operating segments: Wholesale – North America; Wholesale – Europe; Self Service; and Heavy-Duty Truck. Our operations in North America, which include our Wholesale – North America, Self Service and Heavy-Duty Truck operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our Wholesale – Europe operating segment, formed with our acquisition of ECP effective October 1, 2011, marks our entry into the European automotive aftermarket business, and is presented as a separate reportable segment. Although the Wholesale – Europe operating segment shares many of the characteristics of our North American operations, including types of products offered, distribution methods, and procurement, we have provided separate financial information as we believe this data would be beneficial to users in understanding our results. Therefore, we present our reportable segments on a geographic basis.

The following table presents our financial performance, including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and depreciation and amortization by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue
North America	$871,084	$786,648
Europe	160,693	—

Total revenue	$1,031,777	$786,648

EBITDA
North America	$132,188	$119,403
Europe	19,533	—

Total EBITDA	$151,721	$119,403

Depreciation and Amortization
North America	$14,002	$11,926
Europe	2,255	—

Total depreciation and amortization	$16,257	$11,926

The EBITDA during the three months ended March 31, 2012 for our North American segment is inclusive of a gain of $8.3 million resulting from a lawsuit settlement with certain of our aftermarket product suppliers as discussed in Note 7, “Commitments and Contingencies.” Included within the EBITDA during the three months ended March 31, 2012 for our European segment is the change in fair value of contingent consideration liabilities of $1.3 million. Refer to Note 6, “Fair Value Measurements,” for further information on this gain recorded in earnings during the period.

The table below provides a reconciliation from EBITDA to Net Income (in thousands):

	Three Months Ended March 31,
	2012	2011
EBITDA	$151,721	$119,403
Depreciation and amortization	16,257	11,926
Interest expense, net	7,367	6,409
Loss on debt extinguishment	—	5,345
Provision for income taxes	47,106	37,541

Net income	$80,991	$58,182

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment’s percentage of consolidated revenue. Segment EBITDA excludes depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization.

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended March 31,
	2012	2011
Capital Expenditures
North America	$18,134	$18,093
Europe	3,195	—

	$21,329	$18,093

The following table presents assets by reportable segment (in thousands):

	March 31, 2012	December 31, 2011
Receivables, net
North America	$251,527	$230,871
Europe	59,025	50,893

Total receivables, net	310,552	281,764

Inventory
North America	628,319	636,145
Europe	108,322	100,701

Total inventory	736,641	736,846

Property and Equipment, net
North America	383,217	380,282
Europe	47,560	43,816

Total property and equipment, net	430,777	424,098

Other unallocated assets	1,782,031	1,756,996

Total assets	$3,260,001	$3,199,704

We report net trade receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and income taxes.

Our operations are primarily conducted in the U.S. Our European operations, which we started with the acquisition of ECP in the fourth quarter of 2011, are located in the U.K. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, and other alternative parts operations in Guatemala and Costa Rica.

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue
United States	$820,965	$739,326
United Kingdom	160,693	—
Other countries	50,119	47,322

	$1,031,777	$786,648

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	March 31, 2012	December 31, 2011
Long-lived Assets
United States	$362,658	$360,961
United Kingdom	47,560	43,816
Other countries	20,559	19,321

	$430,777	$424,098

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended March 31,
	2012	2011
Aftermarket, other new and refurbished products	$565,344	$381,116
Recycled, remanufactured and related products and services	325,704	275,782
Other	140,729	129,750

	$1,031,777	$786,648

All of the product categories include revenue from our North American reportable segment, while our European segment, which is composed of ECP, an automotive aftermarket products distributor, generates revenue only from the sale of aftermarket products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide replacement parts, components and systems needed to repair vehicles (cars and trucks). Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers (“OEMs”), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as “aftermarket” products; recycled products originally produced by OEMs; used products that have been refurbished; and used products that have been remanufactured.

We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products, recycled collision and mechanical products, refurbished collision replacement products such as wheels, bumper covers and lights, and remanufactured engines. Collectively, we refer to our products as alternative parts. We are the nation’s largest provider of alternative vehicle collision replacement products, and a leading provider of alternative vehicle mechanical replacement products. Our sales, processing, and distribution facilities reach most major markets in the U.S. and Canada. We expanded our operations effective October 1, 2011 with our acquisition of Euro Car Parts Holdings Limited (“ECP”), the largest distributor of automotive aftermarket products in the United Kingdom. In addition to our foregoing wholesale operations, we operate self service retail facilities that sell recycled automotive products. We also sell recycled heavy-duty truck products and used heavy-duty trucks. We have organized our businesses into four operating segments: Wholesale—North America; Wholesale—Europe; Self Service; and Heavy-Duty Truck. We aggregate our North American operating segments (Wholesale—North America, Self Service and Heavy-Duty Truck) into one reportable segment, resulting in two reportable segments: North America and Europe.

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

Acquisitions

Since our inception in 1998 we have pursued a growth strategy through both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. Our principal focus for acquisitions is companies that will expand our geographic presence and our ability to provide a wider choice of alternative vehicle replacement products to our customers.

During the three months ended March 31, 2012, we made four acquisitions in North America, which enabled us to expand our geographic presence and enter new markets. We expect to make additional strategic acquisitions in 2012 as we continue to expand our integrated distribution network offering a broad range of alternative parts.

Effective October 1, 2011, we acquired ECP, which marks our entry into the European automotive aftermarket business. ECP operates out of approximately 100 branches, supported by eight regional hubs and a national distribution center from which multiple deliveries are made each day. ECP’s product offerings are primarily focused on automotive aftermarket mechanical products, many of which are sourced from the same suppliers that provide products to the OEMs. The expansion of our geographic presence beyond North America into the European market offers an opportunity to us as that market has historically had a low penetration of alternative collision parts.

In addition to our acquisition of ECP, we made 20 acquisitions in North America in 2011 (12 wholesale businesses, five recycled heavy-duty truck products businesses and three self service retail operations). Our acquisitions included the purchase of two engine remanufacturers, which expanded our presence in the remanufacturing industry that we entered in 2010. Additionally, our acquisition of an automotive heating and cooling component distributor supplements our expansion into the automotive heating and cooling aftermarket products market. Our North American wholesale business acquisitions also included the purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel Automotive and Aerospace Coatings, which allowed us to increase our paint and related product offerings and expand our geographic presence in the automotive paint market. Our other 2011 acquisitions enabled us to expand our geographic presence and enter new markets.

Sources of Revenue

We report our revenue in three categories: (i) aftermarket, other new and refurbished products, (ii) recycled, remanufactured and related products and services, and (iii) other.

Our revenue from the sale of vehicle replacement products and related services includes sales of (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the three months ended March 31, 2012, sales of vehicle replacement products and services represented approximately 86% of our consolidated sales. Of these sales, approximately 63% were derived from the sales of aftermarket, other new and refurbished products, while 37% were composed of recycled and remanufactured products and services sales.

We sell the majority of our vehicle replacement products to collision and mechanical repair shops. Our vehicle replacement products include engines, transmissions, front-ends, doors, trunk lids, bumper covers, hoods, fenders, grilles, valances, wheels, head lamps and tail lamps. For an additional fee, we sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, two years or a non-transferable lifetime warranty. We defer the revenue from such contracts and recognize it ratably over the term of the contracts or three years in the case of lifetime warranties. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, availability and pricing of new OEM parts, seasonal weather patterns and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of products for our customers when we perform these services for insurance carriers.

There is no standard price for many of our products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM product prices, the age of the vehicle from which the part was obtained and competitor pricing.

For the three months ended March 31, 2012, revenue from other sources represented approximately 14% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles). Revenue from scrap sales will vary from period to period based on fluctuations in commodity prices, the speed with which they fluctuate and the volume of vehicles we sell for scrap.

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

Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), and the status of laws regulating bidders or exporters of salvage vehicles. Due to a variety of factors, we have seen the prices we pay for salvage vehicles increase on average over the past three years. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling account for approximately 8% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores, freight, costs to remanufacture the products, including direct and indirect labor, rent, depreciation and other overhead related to remanufacturing operations.

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

Our general and administrative expenses primarily include the costs of our corporate offices and field support center that provide corporate and field management, treasury, accounting, legal, payroll, business development, human resources and information systems functions. These costs include wages and benefits for corporate, regional and administrative personnel, stock-based compensation and other incentive compensation, accounting, legal and other professional fees, IT system support and maintenance expenses, and telephone and other communication costs.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on February 27, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2012.

Recently Issued Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2, “Financial Statement Information” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the new accounting standards that are effective for interim and annual periods beginning in 2012.

Financial Information by Geographic Area

See Note 12, “Segment and Geographic Information” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Statements of Income Data:
Revenue	100.0%	100.0%
Cost of goods sold	56.6%	56.3%
Gross margin	43.4%	43.7%
Facility and warehouse expenses	8.2%	8.9%
Distribution expenses	8.9%	8.4%
Selling, general and administrative expenses	11.8%	11.4%
Restructuring and acquisition related expenses	0.0%	0.0%
Depreciation and amortization	1.4%	1.4%
Operating income	12.9%	13.6%
Other expense, net	0.5%	1.5%
Income before provision for income taxes	12.4%	12.2%
Provision for income taxes	4.6%	4.8%
Net income	7.8%	7.4%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue. Our revenue increased 31.2% to $1.03 billion for the three month period ended March 31, 2012 from $786.6 million for the comparable period of 2011. The increase in revenue was primarily due to business acquisitions, which increased revenue by $220.3 million or 28.0%, as well as 3.6% organic growth in parts and services revenue. Acquisition related revenue growth reflects $158.1 million from our fourth quarter 2011 acquisition of ECP, a U.K.-based automotive aftermarket product distributor. ECP also generated $2.6 million in revenue growth from new branch openings since the acquisition, which we include in our organic revenue growth. While our organic growth in recycled and remanufactured products revenue was 8.5%, our revenue from the sales of aftermarket, other new and refurbished products, excluding the effect of acquisitions, remained flat compared to the first quarter of 2011. Our revenue from the sales of recycled and remanufactured products increased primarily as a result of higher volumes, which resulted from higher inventory purchases that contributed to a greater volume of parts available for sale. We believe that aftermarket, other new and refurbished organic revenue was flat compared to the first quarter of 2011 primarily as a result of milder winter weather conditions, which contributed to fewer and less severe vehicle accidents in 2012. Shifts in product mix toward products with a higher average sales price offset the revenue effect from the decrease in insurance claims activity. Other revenue, which includes sales of scrap metal and other metals, grew 1.6% compared to the prior year period due to increased volumes of scrap sold. Our first quarter 2012 revenue also reflects a 0.1% unfavorable impact from foreign exchange in our Canadian operations.

Cost of Goods Sold. Our cost of goods sold increased to 56.6% of revenue in the three month period ended March 31, 2012 from 56.3% of revenue in the comparable period of 2011. Our acquisition of ECP, which generates lower gross margins than our North American business because of a greater weighting on lower margin mechanical products, increased our cost of goods sold as a percentage of revenue by 0.6%. In addition, we experienced gross margin compression in the first quarter of 2012 as scrap prices remained flat with the comparable prior year period while vehicle acquisition costs, mostly in our self service business, continued to increase, resulting in cost of goods sold increasing by 0.5% of revenue. These increases in our cost of goods sold were partially offset by a gain on a lawsuit settlement with certain of our aftermarket product suppliers of $8.3 million, which reduced cost of goods sold by 0.8% of revenue. Refer to Note 7, “Commitments and Contingencies” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the lawsuit settlement. We expect to recognize an additional $8 million gain related to settlements with certain other defendants in this lawsuit in the last nine months of 2012.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three month period ended March 31, 2012 decreased to 8.2% of revenue compared to 8.9% for the comparable period of 2011. The decrease reflects the lower facility and warehouse expense as a percentage of revenue in our European operations. The branch locations in the U.K. are typically smaller and less costly than the warehouse locations in North America since the majority of the inventory is stored in the national distribution center in the U.K., which supplies the branch locations daily. In the North American locations, most of the inventory is stored on site rather than in regional or national distribution centers. The cost of the national distribution center in the U.K. is capitalized into inventory and expensed through cost of goods sold. This classification contributes to the relatively lower gross margin in our European operations as discussed in Cost of Goods Sold above.

Distribution Expenses. Distribution expenses as a percentage of revenue for the first quarter of 2012 increased to 8.9% of revenue, compared to 8.4% of revenue for the comparable prior year period. Distribution expenses in the first quarter of 2012 reflect an increase of 0.2% over the prior year period due to relatively higher distribution costs as a percentage of revenue in our European operations. Our European operations, which generate a greater proportion of revenue from sales to mechanical repair shops compared to our North American operations, incur relatively higher delivery expenses as garage customers demand faster delivery times than our North American collision repair customers. In our North American operations, distribution costs increased by 0.3% of revenue compared to the prior year first quarter, primarily as a result of higher compensation costs.

Selling, General and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses increased to 11.8% for the three month period ended March 31, 2012 from 11.4% for the comparable prior year period. The increase was primarily driven by 0.4% higher personnel expenditures in our European operations, which has a relatively larger sales force compared to our North American operations. In our North American operations, the fixed cost component of our sales personnel expenditures resulted in a 0.2% increase in costs as a percentage of revenue. We continued to grow our sales force throughout 2011 and into 2012 to support our expanding operations, while our revenue growth in the first quarter of 2012 did not increase as rapidly as the prior year first quarter. The increase in sales personnel expenditures was offset by a 0.3% decrease in general and administrative personnel expenditures, as we continued to leverage our corporate workforce expenditures in periods of rising total revenue.

Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.4% for each of the three month periods ended March 31, 2012 and 2011. Higher expense in 2012 resulting from our increased levels of property and equipment and higher levels of intangible assets as a result of business acquisitions was offset by continued leveraging of our existing facilities to support organic and acquisition related revenue growth.

Other Expense, Net. Total other expense, net decreased to $5.5 million during the three month period ended March 31, 2012 from $11.6 million for the comparable prior year period. The relatively higher other expense, net in the prior year period was primarily due to a $5.3 million loss on debt extinguishment related to the write off of debt issuance costs in conjunction with the execution of our current senior secured credit agreement in March 2011. During the three months ended March 31, 2012, interest expense increased by $1.0 million compared to the prior year period. Our average outstanding credit facility borrowings increased to $900 million for the first quarter of 2012 from $590 million in the prior year period, primarily due to additional borrowings to finance our acquisition of ECP in the fourth quarter of 2011. The effect of our higher average debt levels was partially offset by a reduction in our average effective interest rate on bank borrowings to 3.0% from 4.6% during the first quarter of 2011, resulting from lower interest rates under the new credit agreement executed in March 2011 combined with the impact of lower fixed interest rates under our outstanding interest rate swaps in the first quarter of 2012 compared to the first quarter of 2011. Also during the three month period ended March 31, 2012, we recorded a net gain of $1.3 million related to a revaluation of our contingent consideration liabilities. The remeasurement of our contingent consideration liabilities may cause variability in our results of operations, as changes in the assumptions used to measure the fair value of the liabilities may result in net gains or losses from period to period.

Provision for Income Taxes. Our effective income tax rate was 36.8% and 39.2% for the three months ended March 31, 2012 and 2011, respectively. Our international operations, which we expanded in the fourth quarter of 2011 with the ECP acquisition, contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions. Our effective tax rate for the first quarter of 2011 reflected a discrete charge of $0.2 million for the revaluation of deferred taxes in response to changes in state tax rates.

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

The following table presents our financial performance, including revenue and earnings before interest, taxes, and depreciation and amortization (“EBITDA”) by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue
North America	$871,084	$786,648
Europe	160,693	—

Total revenue	$1,031,777	$786,648

EBITDA
North America(1)	$132,188	$119,403
Europe(2)	19,533	—

Total EBITDA	$151,721	$119,403

(1)	EBITDA for the three months ended March 31, 2012 includes a gain of $8.3 million resulting from the settlement of a class action lawsuit against several of our suppliers as discussed in Note 7, “Commitments and Contingencies” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	EBITDA for the three months ended March 31, 2012 includes $1.3 million in other income from the change in fair value of the ECP contingent consideration liability as discussed in Note 6, “Fair Value Measurements” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We will adjust the fair value of contingent consideration liabilities each quarter, and the change in the fair value may be either an increase or decrease to EBITDA for the segment based on changes to the underlying assumptions used in the fair value calculation.

The key measure of segment profit or loss reviewed by our chief operating decision maker is EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment’s percentage of consolidated revenue. Segment EBITDA excludes depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization. See Note 12, “Segment and Geographic Information” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total EBITDA to Net Income.

Since we presented a single reportable segment (North America) until the acquisition of ECP effective October 1, 2011 the discussion of the consolidated results of operations covers the factors driving the year over year performance of our North American segment, and discusses the effect of the European results of operations on our consolidated results. Results for our European segment will not have a comparative period until the fourth quarter of 2012. However, compared to its unaudited first quarter 2011 results, ECP has achieved revenue growth of over 20% primarily through higher sales volumes at existing locations as well as new branches. ECP continued to expand its branch network by opening nine new locations in the United Kingdom during the first quarter of 2012.

2012 Outlook

We estimate that full year 2012 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities), will be in the range of $262 million to $282 million and $1.75 to $1.88, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit agreement. Our credit agreement, which was executed on March 25, 2011 and subsequently amended and restated on September 30, 2011, provides for total borrowings of up to $1.4 billion, consisting of a $950 million revolving credit facility (including up to $500 million available in foreign currencies) and up to $450 million of term loan borrowings. In the three months ended March 31, 2012, we borrowed $200 million of available term loans under the credit agreement, which were used to pay down a portion of our outstanding revolving credit facility borrowings. As of March 31, 2012, the outstanding obligations under the facilities were $842.7 million, composed of $437.5 million of term loans and $405.2 million of revolver borrowings. After giving effect to outstanding letters of credit, our availability under the revolving credit facility at March 31, 2012 was $503.7 million. We do not expect to utilize the revolver as a primary source of funding for working capital needs as we expect our cash flows from operations to be sufficient for that purpose, but we do maintain availability as we continue to expand our facilities and network. Cash and cash equivalents at March 31, 2012 totaled $55.2 million.

Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our credit agreement at March 31, 2012 (after giving effect to the interest rate swap contracts in force, described in Note 5, “Derivative Instruments and Hedging Activities” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) was 2.91%. Of our outstanding credit agreement borrowings of $842.7 million and $901.4 million at March 31, 2012 and December 31, 2011, $22.5 million and $12.5 million were classified as current maturities, respectively. The increase in the current portion of outstanding credit agreement borrowings was a result of the draw of the additional $200 million term loan during the three months ended March 31, 2012.

The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $303.0 million and $179.3 million during the three months ended March 31, 2012 and 2011, respectively. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 59,000 and 55,000 wholesale salvage vehicles in the three months ended March 31, 2012 and 2011, respectively. In addition, we acquired approximately 89,000 and 81,000 lower cost self service and crush only vehicles in the three month periods ended March 31, 2012 and 2011, respectively. Our heavy-duty truck purchases included 1,800 and 1,000 heavy and medium-duty trucks in the first quarters of 2012 and 2011, respectively.

Net cash provided by operating activities totaled $110.2 million for the three months ended March 31, 2012, compared to $77.3 million for the same period of 2011. In 2012, our EBITDA increased by $32.3 million compared to the prior year period, due to both acquisition related growth and organic growth. Our net cash outflow for our primary working capital accounts (receivables, inventory, and payables) decreased from $26.0 million during the first quarter of 2011 to $12.3 million in the first quarter of 2012, due to a greater cash inflow from inventory combined with the effects of the timing of cash payments and receipts on receivables and payables. While our inventory purchasing levels during the first quarter of 2012 exceeded prior year levels, our increased product sales during the quarter resulted in a net cash inflow related to inventory. The relatively lower cash outflows for our primary working capital accounts were partially offset by $5.9 million of payments made under our long term incentive plan and $1.8 million in higher bonus payments compared to the first quarter of 2011. Additionally, we made a U.K. corporate tax payment of $3.6 million in the first quarter of 2012. Similar to 2011, we did not make an estimated U.S. federal tax payment in the first quarter of 2012. We will make estimated federal tax payments in the second quarter, which are expected to exceed those remitted in the second quarter of 2011 as a result of our higher pretax income.

Net cash used in investing activities totaled $46.0 million for the three months ended March 31, 2012, compared to $61.5 million for the same period of 2011. We invested $24.9 million of cash, net of cash acquired, in business acquisitions during the first quarter of 2012, compared to $43.5 million for business acquisitions in the comparable prior year period. Property and equipment purchases were $21.3 million in the three months ended March 31, 2012 compared to $18.1 million in the prior year period.

Net cash used in financing activities totaled $57.7 million for the three months ended March 31, 2012, compared to $47.0 million in the same period of 2011. In March 2011, we entered into a new credit agreement, under which our initial draw of $591.8 million (including $250.0 million of term loan borrowings and $341.8 million of revolver borrowings) was used to pay off amounts outstanding under the previous credit facility. In the first quarter of 2012, we drew $200 million of term loan borrowings available under the amended credit agreement, which were used to pay down a portion of our outstanding revolving credit facility borrowings. In the first quarter of 2012, we also made additional net repayments on the revolving credit facility of $59.9 million, compared to $44.3 million additional net repayments in the prior year period. During the three months ended March 31, 2012, we also made scheduled term loan payments totaling $3.1 million. Related to the execution of the credit agreement in the first quarter of 2011, we paid $7.7 million of debt issuance costs. Cash generated from exercises of stock options provided $4.6 million and $2.6 million in the three month periods ended March 31, 2012 and 2011, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $2.6 million and $2.5 million in the three months ended March 31, 2012 and 2011, respectively.

We intend to continue to evaluate markets for potential growth through the internal development of distribution centers, processing and sales facilities, and warehouses, through further integration of our facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions. Our credit agreement provides additional sources of liquidity to fund acquisitions, which we expect will support our strategy to supplement our organic growth with acquisitions.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2011 Annual Report on Form 10-K, filed with the SEC on February 27, 2012, as supplemented in subsequent filings, including this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the prime rate, the London InterBank Offered Rate, or the Canadian Dealer Offered Rate. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan ChaseBank, N.A., Bank of America, N.A., and RBS Citizens, N.A.) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense. As of March 31, 2012, we held seven interest rate swap contracts representing a total of $520 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. In total, we had 74% and 69% of our variable rate debt under our credit facility at fixed rates at March 31, 2012 and December 31, 2011, respectively. These swaps have maturity dates ranging from October 2013 through December 2016. These contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. As of March 31, 2012, the fair market value of the CAD $25 million notional amount swap was an asset of $0.2 million, while the fair market value of the other swap contracts was a liability of $10.3 million. The values of such contracts are subject to changes in interest rates.

At March 31, 2012, we had unhedged variable rate debt of $217.5 million. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $2.2 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.

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

Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our recently acquired aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. With our acquisition of ECP in the fourth quarter, we began hedging our exposure to foreign currency fluctuations for certain of our purchases for our U.K. operations. As of March 31, 2012, we held foreign currency forward contracts on a notional amount of €7.0 million and $8.0 million. The fair value of these foreign currency forward contracts at March 31, 2012 was immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.

Other than a portion of our foreign currency denominated inventory purchases in the U.K., we do not attempt to hedge our foreign currency risk related to our foreign operations. Under the terms of our credit agreement, we have amounts outstanding under our revolver facility denominated in pounds sterling of £68.5 million and Canadian dollars of CAD $55.5 million as of March 31, 2012. We have elected not to hedge the foreign currency risk related to these borrowings as we generate pound sterling and Canadian dollar cash flows that can be used to fund debt payments.

Item 4. Controls and Procedures

As of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2012 to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls over financial reporting during the three months ended March 31, 2012 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal year 2011 for information concerning risks and uncertainties that could negatively impact us. The following statements represent changes and/or additions to the risks and uncertainties previously disclosed in the Annual Report.

An adverse change in our relationships with our suppliers or auction companies could increase our expenses and hurt our ability to serve our customers.

We are dependent on a relatively small number of suppliers of aftermarket products, most of which are located in Taiwan. Due to the concentration of these suppliers in a relatively small geographic area, a major weather-related catastrophe in that region could materially disrupt our supply. Although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products. Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan. Because a substantial volume of our sales involves products manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers.

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

Item 6. Exhibits

Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed with the SEC on March 9, 2012).

10.1	Change of Control Agreement between LKQ Corporation and Robert L. Wagman, as amended and restated as of March 21, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 23, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2012.

LKQ CORPORATION

/S/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller (As duly authorized officer and Principal Accounting Officer)