Form 10-Q
period 2012-06-30
LKQ CORP
filed 2012-07-27
CIK 1065696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

At July 20, 2012, the registrant had issued and outstanding an aggregate of 148,140,688 shares of Common Stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and equivalents	$59,353	$48,247
Receivables, net	309,454	281,764
Inventory	798,807	736,846
Deferred income taxes	46,596	45,690
Prepaid income taxes	11,466	17,597
Prepaid expenses and other current assets	27,331	19,591

Total Current Assets	1,253,007	1,149,735
Property and Equipment, net	443,565	424,098
Intangible Assets:
Goodwill	1,578,605	1,476,063
Other intangibles, net	105,577	108,910
Other Assets	44,655	40,898

Total Assets	$3,425,409	$3,199,704

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$224,276	$210,875
Accrued expenses:
Accrued payroll-related liabilities	34,798	53,256
Other accrued expenses	80,801	77,769
Income taxes payable	7,755	7,262
Contingent consideration liabilities	38,842	600
Other current liabilities	12,471	18,407
Current portion of long-term obligations	46,379	29,524

Total Current Liabilities	445,322	397,693
Long-Term Obligations, Excluding Current Portion	954,067	926,552
Deferred Income Taxes	88,777	88,796
Contingent Consideration Liabilities	49,195	81,782
Other Noncurrent Liabilities	74,320	60,796
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 147,973,454 and 146,948,608 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,480	1,470
Additional paid-in capital	928,081	902,782
Retained earnings	893,783	748,794
Accumulated other comprehensive loss	(9,616)	(8,961)

Total Stockholders’ Equity	1,813,728	1,644,085

Total Liabilities and Stockholders’ Equity	$3,425,409	$3,199,704

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Income

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$1,006,531	$759,684	$2,038,308	$1,546,332
Cost of goods sold	584,600	437,448	1,168,994	880,450

Gross margin	421,931	322,236	869,314	665,882
Facility and warehouse expenses	82,192	69,183	167,300	139,001
Distribution expenses	91,926	69,048	183,739	134,859
Selling, general and administrative expenses	121,698	91,395	243,412	181,156
Restructuring and acquisition related expenses	2,195	2,377	2,442	2,423
Depreciation and amortization	15,353	11,747	30,246	22,586

Operating income	108,567	78,486	242,175	185,857
Other expense (income):
Interest expense, net	7,356	4,671	14,723	11,080
Loss on debt extinguishment	—	—	—	5,345
Change in fair value of contingent consideration liabilities	1,240	(1,615)	(105)	(1,615)
Other income, net	(1,228)	(382)	(1,739)	(488)

Total other expense, net	7,368	2,674	12,879	14,322

Income before provision for income taxes	101,199	75,812	229,296	171,535
Provision for income taxes	37,201	29,106	84,307	66,647

Net income	$63,998	$46,706	$144,989	$104,888

Earnings per share:
Basic	$0.43	$0.32	$0.98	$0.72

Diluted	$0.43	$0.32	$0.97	$0.71

Unaudited Consolidated Condensed Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$63,998	$46,706	$144,989	$104,888
Other comprehensive income, net of tax:
Net change in unrecognized gains/losses on interest rate swaps, net of tax	(3,341)	(4,277)	(2,991)	(2,164)
Foreign currency translation	(6,171)	551	2,336	3,053

Total other comprehensive (loss) income	(9,512)	(3,726)	(655)	889

Total comprehensive income	$54,486	$42,980	$144,334	$105,777

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,989	$104,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,446	24,797
Stock-based compensation expense	7,978	6,602
Excess tax benefit from stock-based payments	(7,219)	(4,053)
Loss on debt extinguishment	—	5,345
Other	1,369	(504)
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(22,662)	(24,769)
Inventory	(30,763)	(19,578)
Prepaid income taxes/income taxes payable	13,728	14,786
Accounts payable	3,802	(4,525)
Other operating assets and liabilities	(23,656)	(1,909)

Net cash provided by operating activities	121,012	101,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(41,615)	(42,540)
Proceeds from sales of property and equipment	472	162
Cash used in acquisitions, net of cash acquired	(120,315)	(95,591)

Net cash used in investing activities	(161,458)	(137,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,112	5,109
Excess tax benefit from stock-based payments	7,219	4,053
Debt issuance costs	—	(8,190)
Borrowings under revolving credit facility	331,342	401,753
Repayments under revolving credit facility	(484,851)	(74,328)
Borrowings under term loans	200,000	250,000
Repayments under term loans	(8,750)	(594,214)
Payments of other obligations	(3,611)	(716)

Net cash provided by (used in) financing activities	51,461	(16,533)

Effect of exchange rate changes on cash and equivalents	91	(11)
Net increase (decrease) in cash and equivalents	11,106	(53,433)
Cash and equivalents, beginning of period	48,247	95,689

Cash and equivalents, end of period	$59,353	$42,256

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$70,698	$51,238
Interest	13,484	11,140
Supplemental disclosure of noncash investing and financing activities:
Purchase price payable, including notes issued in connection with business acquisitions	$7,936	$4,375
Contingent consideration liabilities	5,540	600
Property and equipment acquired under capital leases	3,301	—
Property and equipment purchases not yet paid	2,861	1,673

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Condensed Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2011	146,949	$1,470	$902,782	$748,794	$(8,961)	$1,644,085
Net income	—	—	—	144,989	—	144,989
Other comprehensive loss	—	—	—	—	(655)	(655)
Restricted stock units vested	86	1	(1)	—	—	—
Stock-based compensation expense	—	—	7,978	—	—	7,978
Exercise of stock options	938	9	10,103	—	—	10,112
Excess tax benefit from stock-based payments	—	—	7,219	—	—	7,219

BALANCE, June 30, 2012	147,973	$1,480	$928,081	$893,783	$(9,616)	$1,813,728

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

Note 2. Financial Statement Information

Revenue Recognition

The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $24.3 million and $22.8 million at June 30, 2012 and December 31, 2011, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Consolidated Condensed Statements of Income and are shown as a current liability on our Unaudited Consolidated Condensed Balance Sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.

Receivables

We recorded a reserve for uncollectible accounts of approximately $7.4 million and $8.3 million at June 30, 2012 and December 31, 2011, respectively.

Inventory

Inventory consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Aftermarket and refurbished products	$462,472	$445,787
Salvage and remanufactured products	336,335	291,059

	$798,807	$736,846

Intangibles

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships and covenants not to compete.

The change in the carrying amount of goodwill during the six months ended June 30, 2012 is as follows (in thousands):

Balance as of January 1, 2012	$1,476,063
Business acquisitions and adjustments to previously recorded goodwill	98,907
Exchange rate effects	3,635

Balance as of June 30, 2012	$1,578,605

The components of other intangibles are as follows (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$116,493	$(18,892)	$97,601	$115,954	$(16,305)	$99,649
Customer relationships	10,052	(4,364)	5,688	10,050	(3,065)	6,985
Covenants not to compete	3,426	(1,138)	2,288	3,194	(918)	2,276

	$129,971	$(24,394)	$105,577	$129,198	$(20,288)	$108,910

Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefitted (5 to 10 years) on either a straight-line or accelerated basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was approximately $4.2 million and $3.4 million during the six month periods ended June 30, 2012 and 2011, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2016 is $8.6 million, $7.8 million, $7.1 million, $6.4 million and $5.7 million, respectively.

Depreciation Expense

Included in Cost of Goods Sold on the Unaudited Consolidated Condensed Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations and our distribution centers.

Warranty Reserve

Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve during the six month period ended June 30, 2012 were as follows (in thousands):

Balance as of January 1, 2012	$7,347
Warranty expense	11,230
Warranty claims	(12,059)
Business acquisitions	645

Balance as of June 30, 2012	$7,163

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

Note 3. Equity Incentive Plans

In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). In the first quarter of 2012, our Board of Directors approved an amendment to the Equity Incentive Plan, which was subsequently approved by our stockholders at our 2012 Annual Meeting in May 2012, to explicitly allow participation of our non-employee directors, to allow issuance of shares of our common stock to non-employee directors in lieu of cash compensation, to increase the number of shares available for issuance under the Equity Incentive Plan by 544,417, and to make certain updating amendments.

In connection with the amendment to the Equity Incentive Plan, our Board of Directors approved the termination of the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”), other than with respect to any options currently outstanding under the Director Plan. We had not issued options under the Director Plan since 2007. The increase in the number of shares available for issuance under the Equity Incentive Plan as approved by our Board of Directors in the first quarter of 2012 represented the remaining number of shares available for issuance under the Director Plan as of December 31, 2011.

Most of our RSUs, stock options, and restricted stock vest over a period of five years. Vesting of the awards is subject to a continued service condition. Each RSU converts into one share of LKQ common stock on the applicable vesting date. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest. Stock options expire ten years from the date they are granted. We expect to issue new shares of common stock to cover past and future equity grants.

A summary of transactions in our stock-based compensation plans for the six months ended June 30, 2012 is as follows:

	Shares Available For Grant	RSUs		Stock Options		Restricted Stock
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	7,876,185	716,791	$23.59	6,539,046	$12.93	106,000	$18.98
Granted	(752,205)	752,205	31.72	—	—	—	—
Exercised	—	—	—	(938,064)	10.78	—	—
Vested	—	(86,782)	24.14	—	—	(43,000)	19.07
Cancelled	112,764	(34,419)	28.20	(78,345)	16.29	—	—

Balance, June 30, 2012	7,236,744	1,347,795	$27.97	5,522,637	$13.25	63,000	$18.92

The fair value of RSUs is based on the market price of LKQ stock on the date of issuance. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSUs granted during the six month period ended June 30, 2012, we used a forfeiture rate of 8% for grants to employees and a forfeiture rate of 0% for grants to directors and executive officers. The fair value of RSUs that vested during the six months ended June 30, 2012 was approximately $2.8 million.

We recognize compensation expense on a straight-line basis over the requisite service period of the award. The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
RSUs	$2,019	$891	$4,083	$1,769
Stock options	1,721	2,057	3,442	4,147
Restricted stock	228	228	453	453
Stock issued to non-employee directors	—	84	—	233

Total stock-based compensation expense	$3,968	$3,260	$7,978	$6,602

The following table sets forth the classification of total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$96	$79	$199	$168
Facility and warehouse expenses	609	623	1,303	1,234
Selling, general and administrative expenses	3,263	2,558	6,476	5,200

	3,968	3,260	7,978	6,602
Income tax benefit	(1,548)	(1,252)	(3,112)	(2,555)

Total stock-based compensation expense, net of tax	$2,420	$2,008	$4,866	$4,047

We have not capitalized any stock-based compensation costs during either of the six month periods ended June 30, 2012 or 2011.

As of June 30, 2012, unrecognized compensation expense related to unvested RSUs, stock options and restricted stock is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Restricted Stock	Total
Remainder of 2012	$4,094	$3,441	$460	$7,995
2013	8,332	4,722	208	13,262
2014	8,268	3,116	139	11,523
2015	8,063	78	—	8,141
2016	4,498	—	—	4,498
2017	143	—	—	143

Total unrecognized compensation expense	$33,398	$11,357	$807	$45,562

Note 4. Long-Term Obligations

Long-Term Obligations consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior secured debt financing facility:
Term loans payable	$431,875	$240,625
Revolving credit facility	508,288	660,730
Notes payable through October 2018 at weighted average interest rates of 1.9% and 2.0%, respectively	46,378	38,338
Other long-term debt at weighted average interest rates of 2.4% and 3.2%, respectively	13,905	16,383

	1,000,446	956,076
Less current maturities	(46,379)	(29,524)

	$954,067	$926,552

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

The Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to, among other things (i) incur indebtedness, (ii) incur liens, (iii) enter into any merger, consolidation, amalgamation, or otherwise liquidate or dissolve the Company, (iv) dispose of certain property, (v) make dividend payments, repurchase our stock, or enter into derivative contracts indexed to the value of our common stock, (vi) make certain investments, including the acquisition of assets constituting a business or the stock of a business designated as a non-guarantor, (vii) make optional prepayments of subordinated debt, (viii) enter into sale-leaseback transactions, (ix) issue preferred stock, redeemable stock, convertible stock or other similar equity instruments, and (x) enter into hedge agreements for speculative purposes or otherwise not in the ordinary course of business. The Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.00 to 1.00, except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio may increase to 3.50 to 1.00 for the subsequent four fiscal quarters and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the Credit Agreement as of June 30, 2012 and December 31, 2011.

Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our total leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, “Derivative Instruments and Hedging Activities,” the weighted average interest rates on borrowings outstanding against the Credit Agreement at June 30, 2012 and December 31, 2011 were 2.57% and 2.59%, respectively. We also pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility. The commitment fee is subject to change in increments of 0.05% depending on our total leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our total leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $940.2 million and $901.4 million at June 30, 2012 and December 31, 2011, respectively, of which $25.6 million and $12.5 million were classified as current maturities, respectively. As of June 30, 2012, there were $47.1 million of outstanding letters of credit. The amounts available under the Revolving Credit Facility are reduced by the amounts outstanding under letters of credit, and thus availability on the Revolving Credit Facility at June 30, 2012 was $394.6 million.

During the six months ended June 30, 2011, we incurred a loss on debt extinguishment of $5.3 million related to the write off of the unamortized balance of capitalized debt issuance costs under our previous debt agreement. The amount of the write off excludes debt issuance cost amortization, which is recorded as a component of interest expense. We incurred $8.2 million in fees related to the execution of the Credit Agreement during the six month period ended June 30, 2011. These fees were capitalized within Other Assets on our Unaudited Consolidated Condensed Balance Sheets and are amortized over the term of the agreement.

Note 5. Derivative Instruments and Hedging Activities

We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our senior secured debt. For certain of our foreign operations, we also use short-term foreign currency forward contracts to manage our exposure to variability in foreign currency denominated transactions. With our acquisition of a precious metal extraction business during the second quarter of 2012 (see Note 9, “Business Combinations), we began entering into certain commodity forward contracts to manage our exposure to changing metals prices. We do not hold or issue derivatives for trading purposes.

Interest Rate Swaps

At June 30, 2012, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our credit agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Loss and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes the terms of our interest rate swap agreements as of June 30, 2012:

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate*
USD $250,000,000	October 14, 2010	October 14, 2015	3.06%
USD $100,000,000	April 14, 2011	October 14, 2013	2.61%
USD $60,000,000	November 30, 2011	October 31, 2016	2.70%
USD $60,000,000	November 30, 2011	October 31, 2016	2.69%
USD $50,000,000	December 30, 2011	December 30, 2016	2.69%
GBP £50,000,000	November 30, 2011	October 30, 2016	2.86%
CAD $25,000,000	December 30, 2011	March 24, 2016	2.92%

*	Includes applicable margin of 1.50% per annum on LIBOR or CDOR-based debt in effect as of June 30, 2012 under the Credit Agreement.

As of June 30, 2012 and December 31, 2011, the fair market value of the interest rate swap contracts was a liability of $15.3 million and $10.6 million, respectively, included in Other Noncurrent Liabilities on our Unaudited Consolidated Condensed Balance Sheets.

Changes in Accumulated Other Comprehensive Income (Loss) related to our interest rate swap agreements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$(6,540)	$4,289	$(6,890)	$2,176
Pretax loss	(6,718)	(7,908)	(7,709)	(6,427)
Income tax benefit	2,333	2,847	2,722	2,314
Reversal of unrealized loss	1,636	1,224	3,112	3,270
Reversal of deferred income taxes	(592)	(440)	(1,116)	(1,177)
Hedge ineffectiveness	—	—	—	(225)
Income tax benefit	—	—	—	81

Ending balance	$(9,881)	$12	$(9,881)	$12

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

As of June 30, 2012, we estimate that $3.9 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into interest expense within the next 12 months.

Foreign Currency Forward Contracts

In order to manage the risk of changes in exchange rates associated with certain foreign currency transactions in our European operations, such as our purchases of inventory denominated in a currency other than the pound sterling, we have entered into short-term foreign currency forward contracts. These contracts are adjusted to fair value each balance sheet date. The notional amount and fair value of these contracts at June 30, 2012 and December 31, 2011, along with the effect on our results of operations for the three and six month periods ended June 30, 2012, were immaterial. We did not hold any foreign currency forward contracts during the six month period ended June 30, 2011.

Commodity Forward Contracts

In order to manage the risk of changes in prices for certain precious metals, including gold, silver, platinum and palladium, we have entered into short-term commodity forward contracts. These contracts are adjusted to fair value each balance sheet date. The notional amount and fair value of our commodity forward contracts at June 30, 2012 and the effect on our results of operations for the three and six month periods ended June 30, 2012 were immaterial.

Note 6. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to value our financial assets and liabilities, and there were no significant changes in valuation techniques or inputs during the six months ended June 30, 2012. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2012 and December 31, 2011 (in thousands):

	Balance as of June 30, 2012	Fair Value Measurements as of June 30, 2012
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$17,597	$—	$17,597	$—

Total Assets	$17,597	$—	$17,597	$—

Liabilities:
Contingent consideration liabilities	$88,037	$—	$—	$88,037
Deferred compensation liabilities	17,706	—	17,706	—
Interest rate swaps	15,268	—	15,268	—
Foreign currency forwards	105	—	105	—
Commodity forwards	83	—	83	—

Total Liabilities	$121,199	$—	$33,162	$88,037

	Balance as of December 31, 2011	Fair Value Measurements as of December 31, 2011
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$13,413	$—	$13,413	$—

Total Assets	$13,413	$—	$13,413	$—

Liabilities:
Contingent consideration liabilities	$82,382	$—	$—	$82,382
Deferred compensation liabilities	14,071	—	14,071	—
Interest rate swaps	10,576	—	10,576	—

Total Liabilities	$107,029	$—	$24,647	$82,382

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

Our Level 2 assets and liabilities are valued using inputs from third parties and market observable data. We obtain valuation data for the cash surrender value of life insurance and deferred compensation liabilities from third party sources, which determine the net asset values for our accounts using quoted market prices, investment allocations and reportable trades. We value the interest rate swaps using a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates. The fair value of our foreign currency forward contracts is estimated based on quoted foreign exchange rates, forward foreign exchange rates and interest rates. The fair value of our commodity forward contracts is estimated based on quoted commodity rates, forward commodity rates and interest rates.

Our contingent consideration liabilities are related to our business acquisitions as further described in Note 9, “Business Combinations.” Under the terms of the contingent consideration agreements, payments may be made at specified future dates depending on the performance of the acquired business subsequent to the acquisition. The liabilities for these payments are classified as Level 3 liabilities because the related fair value measurement, which is determined using an income approach, includes significant inputs not observable in the market. These unobservable inputs include internally-developed assumptions of the probabilities of achieving specified targets, which are used to determine the resulting cash flows and the applicable discount rate. Our Level 3 fair value measurements are established and updated quarterly by our corporate accounting department using current information about these key assumptions, with the input and oversight of our operational and executive management teams. We evaluate the performance of the business during the period compared to our previous expectations, along with any changes to our future projections, and update the estimated cash flows accordingly. In addition, we consider changes to our cost of capital and changes to the probability of achieving the earnout payment targets when updating our discount rate on a quarterly basis.

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

Unobservable Input	June 30, 2012 Weighted Average	December 31, 2011 Weighted Average
Probability of achieving payout targets	79.8%	78.1%
Discount rate	6.5%	3.0%

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

Changes in the fair value of our contingent consideration obligations for the three and six month periods ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$82,909	$2,600	$82,382	$2,000
Contingent consideration liabilities recorded for business acquisitions	5,433	—	5,540	600
Payments	—	—	(600)	—
Loss (gain) included in earnings	1,240	(1,615)	(105)	(1,615)
Exchange rate effects	(1,545)	—	820	—

Ending balance	$88,037	$985	$88,037	$985

The loss and gain included in earnings for the three and six month periods ended June 30, 2012, respectively, are related to contingent consideration obligations outstanding as of June 30, 2012. The gain included in earnings for the three and six months ended June 30, 2011 is related to a contingent consideration obligation that was settled prior to June 30, 2012. The changes in the fair value of contingent consideration obligations during the respective periods in 2012 and 2011 are a result of the quarterly assessment of the fair value inputs. The gain during the six month period ended June 30, 2012 also includes the impact related to the adoption of FASB ASU No. 2011-04 as described in Note 2, “Financial Statement Information” (which adoption did not have a material impact).

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Consolidated Condensed Balance Sheets at cost. Based on current market conditions as of June 30, 2012, the fair value of our credit facility borrowings (see Note 4, “Long-Term Obligations”) reasonably approximated the carrying value of $940 million. This fair value measurement is classified as Level 2 within the fair value hierarchy since it is determined based upon significant inputs observable in the market including interest rates on recent financing transactions to entities with a credit rating similar to ours. We estimated the fair value of our credit facility borrowings by calculating the upfront cash payment a market participant would require to assume our obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at June 30, 2012 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under our credit facility.

Note 7. Commitments and Contingencies

Operating Leases

We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at June 30, 2012 are as follows (in thousands):

Six months ending December 31, 2012	$45,082
Years ending December 31:
2013	84,992
2014	73,623
2015	64,206
2016	49,962
2017	38,322
Thereafter	98,691

Future Minimum Lease Payments	$454,878

Litigation and Related Contingencies

We are a plaintiff in a class action lawsuit against several aftermarket product suppliers. In January 2012, we reached a settlement agreement with certain of the defendants, under which we recognized a gain of $8.3 million. Additionally, in April 2012, the class action lawsuit against certain other defendants was settled, under which we recognized a gain of $8.4 million. These gains were recorded as a reduction of Cost of Goods Sold during the six months ended June 30, 2012. The class action is still pending against two defendants, the results of which are not expected to be material to our results of operations or cash flows. If there is a class settlement with (or a favorable judgment entered against) each of the remaining defendants, we will recognize the gains from such settlement or judgment when substantially all uncertainties regarding their timing and amount are resolved and realization is assured.

We also have certain contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 8. Earnings Per Share

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$63,998	$46,706	$144,989	$104,888

Denominator for basic earnings per share—Weighted-average shares outstanding	147,645	145,917	147,392	145,765
Effect of dilutive securities:
RSUs	220	80	219	103
Stock options	2,186	2,107	2,238	2,113
Restricted stock	25	27	24	26

Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	150,076	148,131	149,873	148,007

Earnings per share, basic	$0.43	$0.32	$0.98	$0.72

Earnings per share, diluted	$0.43	$0.32	$0.97	$0.71

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Antidilutive securities:
Stock options	—	1,554	—	1,567

Note 9. Business Combinations

During the six months ended June 30, 2012, we made 11 acquisitions in North America, which included seven wholesale businesses and four self service retail operations. Our wholesale acquisitions included the purchase of a precious metals refining and reclamation business, which we acquired with the goal of improving the profitability of our scrap recovery process related to the precious metals we extract from our salvage vehicle parts such as catalytic converters. Our other 2012 acquisitions enabled us to expand our geographic presence and enter new markets.

Total acquisition date fair value of the consideration for the acquisitions during the six months ended June 30, 2012 was $129.9 million, composed of $116.5 million of cash (net of cash acquired), $7.9 million of notes payable and $5.5 million of contingent payments to former owners. The contingent consideration arrangements made in connection with our 2012 acquisitions have a maximum potential payout of $6.5 million.

During the six months ended June 30, 2012, we recorded $98.9 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2011 acquisitions. Approximately $76.1 million of the $98.9 million of goodwill recorded is expected to be deductible for income tax purposes. In the period between the acquisition dates and June 30, 2012, our 2012 acquisitions generated $22.9 million of revenue and $2.2 million of operating income.

On October 3, 2011, LKQ Corporation, LKQ Euro Limited (“LKQ Euro”), a subsidiary of LKQ Corporation, and Draco Limited (“Draco”) entered into an Agreement for the Sale and Purchase of Shares of Euro Car Parts Holdings Limited (the “Sale and Purchase Agreement”). Under the terms of the Sale and Purchase Agreement, effective October 1, 2011, LKQ Euro acquired all of the shares in the capital of Euro Car Parts Holdings Limited (“ECP”), an automotive aftermarket products distributor in the United Kingdom, from Draco and the other shareholders of ECP. With the acquisition of ECP, we expanded our geographic presence beyond North America into the European market. Our acquisition of ECP established our Wholesale – Europe operating segment. Total acquisition date fair value of the consideration for the ECP acquisition was £261.6 million ($403.7 million), composed of £190.3 million ($293.7 million) of cash (net of cash acquired), £18.4 million ($28.3 million) of notes payable, £2.7 million ($4.1 million) of other purchase price obligations (non-interest bearing) and a contingent payment to the former owners of ECP. Pursuant to the contingent payment terms, if certain annual performance targets are met by ECP, we will be obligated to pay between £22 million and £25 million and between £23 million and £30 million for the years ending December 31, 2012 and 2013, respectively. We assessed the acquisition date fair value of these contingent payments to be £50.2 million ($77.5 million at the exchange rate on October 3, 2011). Refer to Note 6, “Fair Value Measurements” for information on changes to the fair value of our contingent consideration liabilities during each of the three and six month periods ended June 30, 2011 and 2012.

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

Total acquisition date fair value of the consideration for these 20 acquisitions was $207.3 million, composed of $193.2 million of cash (net of cash acquired), $5.9 million of notes payable, $4.5 million of other purchase price obligations (non-interest bearing) and $3.7 million of contingent payments to former owners. In conjunction with the acquisition of the Akzo Nobel paint business on May 26, 2011, we entered into a wholesaler agreement under which we became an authorized distributor of Akzo Nobel products in the acquired markets. Included in this agreement is a requirement to make an additional payment to Akzo Nobel in the event that our purchases of Akzo Nobel products do not meet specified thresholds from June 1, 2011 to May 31, 2014. This contingent payment will be calculated as the difference between our actual purchases and the targeted purchase levels outlined in the agreement for the specified period with a maximum payment of $21.0 million. The contingent consideration liability recorded in 2011 also includes two additional arrangements that have a maximum potential payout of $4.6 million. The acquisition date fair value of these contingent consideration agreements is immaterial.

During the year ended December 31, 2011, we recorded $105.2 million of goodwill related to these 20 acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2010 acquisitions. Of this amount, approximately $88.3 million is expected to be deductible for income tax purposes.

Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited consolidated condensed financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the six months ended June 30, 2012 and the last two quarters of 2011 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired.

The purchase price allocations for the acquisitions completed during the six months ended June 30, 2012 and the year ended December 31, 2011 are as follows (in thousands):

	Six Months Ended June 30, 2012 (Preliminary)	Year Ended December 31, 2011
		ECP (Preliminary)	Other Acquisitions (Preliminary)	Total (Preliminary)
Receivables	$4,989	$54,225	$23,538	$77,763
Receivable reserves	(505)	(3,832)	(1,121)	(4,953)
Inventory	30,109	93,835	59,846	153,681
Prepaid expenses and other current assets	258	3,189	2,820	6,009
Property and equipment	7,779	41,830	10,614	52,444
Goodwill	98,907	337,031	105,177	442,208
Other intangibles	479	39,583	7,683	47,266
Other assets	102	13	9,420	9,433
Deferred income taxes	(657)	(13,218)	7,235	(5,983)
Current liabilities assumed	(11,535)	(135,390)	(17,257)	(152,647)
Debt assumed	—	(13,564)	—	(13,564)
Other noncurrent liabilities assumed	—	—	(619)	(619)
Contingent consideration liabilities	(5,540)	(77,539)	(3,700)	(81,239)
Other purchase price obligations	—	(4,136)	(4,510)	(8,646)
Notes issued	(7,936)	(28,302)	(5,917)	(34,219)

Cash used in acquisitions, net of cash acquired	$116,450	$293,725	$193,209	$486,934

The primary reason for our acquisitions made during the six months ended June 30, 2012 and the year ended December 31, 2011 was to leverage our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, widen our product offerings and enter new markets. When we identify potential acquisitions, we attempt to target companies with a leading market share, an experienced management team and workforce that provide a fit with our existing operations and strong cash flows. In many cases, acquiring companies with these characteristics can result in purchase prices that include a significant amount of goodwill.

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

The following pro forma summary presents the effect of the businesses acquired during the first six months of 2012 as though the businesses had been acquired as of January 1, 2011 and the businesses acquired during the year ended December 31, 2011 as though they had been acquired as of January 1, 2010. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue, as reported	$1,006,531	$759,684	$2,038,308	$1,546,332
Revenue of purchased businesses for the period prior to acquisition:
ECP	—	134,921	—	265,498
Other acquisitions	25,573	93,193	64,337	194,741

Pro forma revenue	$1,032,104	$987,798	$2,102,645	$2,006,571

Net income, as reported	$63,998	$46,706	$144,989	$104,888
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
ECP	—	6,019	—	10,952
Other acquisitions	1,335	4,658	4,469	9,999

Pro forma net income	$65,333	$57,383	$149,458	$125,839

Earnings per share-basic, as reported	$0.43	$0.32	$0.98	$0.72
Effect of purchased businesses for the period prior to acquisition:
ECP	—	0.04	—	0.08
Other acquisitions	0.01	0.03	0.03	0.07

Pro forma earnings per share-basic (a)	$0.44	$0.39	$1.01	$0.86

Earnings per share-diluted, as reported	$0.43	$0.32	$0.97	$0.71
Effect of purchased businesses for the period prior to acquisition:
ECP	—	0.04	—	0.07
Other acquisitions	0.01	0.03	0.03	0.07

Pro forma earnings per share-diluted (a)	$0.44	$0.39	$1.00	$0.85

(a)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

Note 10. Restructuring and Acquisition Related Expenses

Refurbished Bumper and Wheel Restructuring

In the second quarter of 2012, we initiated a restructuring plan to improve the operational efficiency of our refurbished product operations and to reduce the cost structure of the related refurbished bumper and wheel product lines. As part of the restructuring plan, we are consolidating certain of our bumper and wheel refurbishing operations, with a focus on increasing output at the remaining operations to improve economies of scale. Restructuring costs include the write off of disposed assets, severance costs for termination of overlapping headcount, costs to move equipment and inventory, and excess facility costs. These costs are expensed as incurred, when the costs meet the criteria to be accrued, or, in the case of non-performing lease reserves, at the cease-use date of the facility. For the three and six months ended June 30, 2012, we incurred $1.1 million related to this restructuring plan. We are in the process of finalizing our restructuring plan, but currently anticipate we will incur up to an additional $0.5 million of expense to complete our plan in the second half of 2012.

Akzo Nobel Paint Business Integration

With our acquisition of the Akzo Nobel paint business, we completed certain restructuring activities to integrate the acquired paint distribution locations into our existing business. Our restructuring plan included the closure of duplicate facilities, elimination of overlapping delivery routes and termination of employees in connection with the consolidation of the overlapping facilities and delivery routes. During the three and six month periods ended June 30, 2011, we incurred $2.1 million in charges primarily related to excess facility costs, which were expensed at the cease-use date for the facilities. While we substantially completed the integration activities related to the Akzo Nobel paint business acquisition in 2011, we may record adjustments to the excess facility reserves if we determine revisions are required to the underlying assumptions.

Other Acquisition Integration Plans

During the three and six month periods ended June 30, 2012, we incurred $1.1 million and $1.3 million, respectively, of restructuring and acquisition related expenses related to certain of our 2011 and 2012 acquisitions. Our integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions. These integration activities were substantially completed as of June 30, 2012.

During the three and six month periods ended June 30, 2011, we incurred $0.3 million related the integration plan for our 2010 acquisition of Cross Canada. Our restructuring plan included the integration of Cross Canada into our existing Canadian operations, as well as the transition of certain corporate functions to our corporate headquarters and our field support center in Nashville. The integration plan related to the Cross Canada acquisition was substantially completed in 2011.

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

Our effective income tax rate for the six months ended June 30, 2012 was 36.8% compared with 38.9% for the comparable prior year period. The effective income tax rate for the six months ended June 30, 2012 reflects the larger proportion of pretax income generated in lower rate jurisdictions, primarily as a result of the expansion of our international operations in the fourth quarter of 2011 through our acquisition of ECP.

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

The following table presents our financial performance, including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and depreciation and amortization by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
North America	$841,335	$759,684	$1,712,419	$1,546,332
Europe	165,196	—	325,889	—

Total revenue	$1,006,531	$759,684	$2,038,308	$1,546,332

EBITDA
North America	$109,687	$93,354	$241,875	$212,757
Europe	16,057	—	35,590	—

Total EBITDA	$125,744	$93,354	$277,465	$212,757

Depreciation and Amortization
North America	$14,771	$12,871	$28,773	$24,797
Europe	2,418	—	4,673	—

Total depreciation and amortization	$17,189	$12,871	$33,446	$24,797

EBITDA during the three and six months ended June 30, 2012 for our North American segment is inclusive of gains of $8.4 million and $16.7 million, respectively, resulting from lawsuit settlements with certain of our aftermarket product suppliers as discussed in Note 7, “Commitments and Contingencies.” Included within EBITDA of our European segment is a loss of $1.1 million and a gain of $0.2 million for the three and six month periods ended June 30, 2012, respectively, for the change in fair value of contingent consideration liabilities related to our ECP acquisition. Refer to Note 6, “Fair Value Measurements,” for further information on these changes in fair value of the contingent consideration obligations recorded in earnings during the periods.

The table below provides a reconciliation from EBITDA to Net Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
EBITDA	$125,744	$93,354	$277,465	$212,757
Depreciation and amortization	17,189	12,871	33,446	24,797
Interest expense, net	7,356	4,671	14,723	11,080
Loss on debt extinguishment	—	—	—	5,345
Provision for income taxes	37,201	29,106	84,307	66,647

Net income	$63,998	$46,706	$144,989	$104,888

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

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capital Expenditures
North America	$16,372	$24,447	$34,506	$42,540
Europe	3,914	—	7,109	—

	$20,286	$24,447	$41,615	$42,540

The following table presents assets by reportable segment (in thousands):

	June 30, 2012	December 31, 2011
Receivables, net
North America	$249,407	$230,871
Europe	60,047	50,893

Total receivables, net	309,454	281,764

Inventory
North America	670,032	636,145
Europe	128,775	100,701

Total inventory	798,807	736,846

Property and Equipment, net
North America	393,038	380,282
Europe	50,527	43,816

Total property and equipment, net	443,565	424,098

Other unallocated assets	1,873,583	1,756,996

Total assets	$3,425,409	$3,199,704

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

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
United States	$789,346	$716,086	$1,610,311	$1,455,412
United Kingdom	165,196	—	325,889	—
Other countries	51,989	43,598	102,108	90,920

	$1,006,531	$759,684	$2,038,308	$1,546,332

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	June 30, 2012	December 31, 2011
Long-lived Assets
United States	$372,978	$360,961
United Kingdom	50,527	43,816
Other countries	20,060	19,321

	$443,565	$424,098

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Aftermarket, other new and refurbished products	$547,912	$356,202	$1,113,256	$737,318
Recycled, remanufactured and related products and services	323,669	269,700	649,373	545,482
Other	134,950	133,782	275,679	263,532

	$1,006,531	$759,684	$2,038,308	$1,546,332

All of the product categories include revenue from our North American reportable segment, while our European segment, which is composed of ECP, an automotive aftermarket products distributor, generates revenue only from the sale of aftermarket products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. With our acquisition of a precious metals refining and reclamation business in the second quarter of 2012, revenue from other sources also includes the sales of precious metals harvested from various components, including certain of our salvage vehicle parts.

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

During the six months ended June 30, 2012, we made 11 acquisitions in North America, which included seven wholesale businesses and four self service retail operations. Our wholesale acquisitions included the purchase of a precious metals refining and reclamation business, which we acquired with the goal of improving the profitability of our scrap recovery process related to the precious metals we extract from our salvage vehicle parts such as catalytic converters. Our other 2012 acquisitions enabled us to expand our geographic presence and enter new markets. We expect to make additional acquisitions in 2012 as we continue to expand our integrated distribution network offering a broad range of alternative parts.

Effective October 1, 2011, we acquired ECP, which marks our entry into the European automotive aftermarket business. As of June 30, 2012, ECP operated out of approximately 110 branches, supported by nine regional hubs and a national distribution center from which multiple deliveries are made each day. ECP’s product offerings are primarily focused on automotive aftermarket mechanical products, many of which are sourced from the same suppliers that provide products to the OEMs. The expansion of our geographic presence beyond North America into the European market offers an opportunity to us as that market has historically had a low penetration of alternative collision parts.

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

Our revenue from the sale of vehicle replacement products and related services includes sales of (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the six months ended June 30, 2012, sales of vehicle replacement products and services represented approximately 86% of our consolidated sales. Of these sales, approximately 63% was derived from the sales of aftermarket, other new and refurbished products, while 37% was composed of recycled and remanufactured products and services sales.

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

For the six months ended June 30, 2012, revenue from other sources represented approximately 14% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles). With our acquisition of a precious metals refining and reclamation business in the second quarter of 2012, we also generate revenue from the sales of precious metals harvested from various components, including certain of our salvage vehicle parts. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.

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

Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), and the status of laws regulating bidders or exporters of salvage vehicles. Due to trends relating to these factors, we have seen the prices we pay for salvage vehicles increase on average over the past three years. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling account for approximately 8% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores, freight, costs to remanufacture the products, including direct and indirect labor, rent, depreciation and other overhead related to remanufacturing operations.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on February 27, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the six months ended June 30, 2012.

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

Results of Operations—Consolidated

The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.1%	57.6%	57.4%	56.9%
Gross margin	41.9%	42.4%	42.6%	43.1%
Facility and warehouse expenses	8.2%	9.1%	8.2%	9.0%
Distribution expenses	9.1%	9.1%	9.0%	8.7%
Selling, general and administrative expenses	12.1%	12.0%	11.9%	11.7%
Restructuring and acquisition related expenses	0.2%	0.3%	0.1%	0.2%
Depreciation and amortization	1.5%	1.5%	1.5%	1.5%
Operating income	10.8%	10.3%	11.9%	12.0%
Other expense, net	0.7%	0.4%	0.6%	0.9%
Income before provision for income taxes	10.1%	10.0%	11.2%	11.1%
Provision for income taxes	3.7%	3.8%	4.1%	4.3%
Net income	6.4%	6.1%	7.1%	6.8%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue. Our revenue increased 32.5% to $1.0 billion for the three month period ended June 30, 2012 from $759.7 million for the comparable period of 2011. The increase in revenue was primarily due to 29% acquisition related revenue growth and 3.7% organic growth, offset by 0.3% unfavorable impact from foreign exchange in our Canadian operations. Acquisition related revenue growth for the quarter totaled $220.4 million, which included $157.8 million from our fourth quarter 2011 acquisition of ECP, a U.K.-based automotive aftermarket product distributor. ECP also generated $7.4 million in revenue growth from new branch openings since the acquisition, which we include in our organic revenue growth. Our organic revenue from the sale of recycled and remanufactured products grew 8.5% primarily as a result of higher volumes, which resulted from higher inventory purchases that contributed to a greater volume of parts available for sale. Organic growth in aftermarket, other new and refurbished revenue of 4.6% was driven by higher sales volumes. However, we believe that the sales volumes in the second quarter of 2012 continued to be affected by the milder winter weather conditions noted in the first quarter of 2012, as fewer and less severe accidents resulted in a reduction in the backlog of insurance claims activity carrying over into April. The organic growth in parts and services revenue was partially offset by an 8.2% reduction in other revenue primarily due to lower revenue from our furnace operations as a result of declining scrap prices.

Cost of Goods Sold. Our cost of goods sold increased to 58.1% of revenue in the three month period ended June 30, 2012 from 57.6% of revenue in the comparable period of 2011. Our acquisition of ECP, which generates lower gross margins than our North American business because of a greater weighting on lower margin mechanical products, increased our cost of goods sold as a percentage of revenue by 0.4%. In addition, we experienced gross margin compression in the second quarter of 2012 as scrap prices decreased compared to the prior year quarter while we continued to pay higher prices for vehicles primarily in our self service business, resulting in cost of goods sold increasing by 0.8% of revenue. These increases in our cost of goods sold were partially offset by a gain on a lawsuit settlement with certain of our aftermarket product suppliers of $8.4 million, which reduced cost of goods sold by 0.8% of revenue. Refer to Note 7, “Commitments and Contingencies” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the lawsuit settlement.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three month period ended June 30, 2012 decreased to 8.2% of revenue compared to 9.1% for the comparable period of 2011. Lower facility and warehouse expense in our European operations contributed 0.7% of the decrease as a percentage of revenue. The branch locations in the U.K. are typically smaller and less costly than the warehouse locations in North America since the majority of the inventory is stored in the national distribution center in the U.K., which supplies the branch locations daily. In the North American locations, most of the inventory is stored on site rather than in regional or national distribution centers. The cost of the national distribution center in the U.K. is capitalized into inventory and expensed through cost of goods sold. This classification contributes to the relatively lower gross margin in our European operations as discussed in Cost of Goods Sold above. In our North American operations, our facility and warehouse costs decreased by 0.2% of revenue, primarily due to lower compensation costs.

Distribution Expenses. As a percentage of revenue, distribution expenses for the second quarter of 2012 remained flat with the second quarter of 2011 at 9.1% of revenue. Our European operations increased distribution expenses by 0.2% of revenue, which was offset by a reduction in distribution costs in our North American operations. Our European operations, which generate a greater proportion of revenue from sales to mechanical repair shops compared to our North American operations, incur relatively higher delivery expenses as garage customers demand faster delivery times than our North American collision repair customers. In our North American operations, fuel expense decreased to 1.4% of revenue from 1.6% of revenue due to lower prices compared to the prior year quarter.

Selling, General and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses increased to 12.1% for the three month period ended June 30, 2012 from 12.0% for the comparable prior year period. The increase was primarily driven by 0.5% higher personnel expenditures in our European operations, which has a relatively larger sales force compared to our North American operations. In our North American operations, improved leveraging of our selling workforce resulted in 0.2% lower expense compared to the prior year period, as we were able to leverage our sales personnel to generate greater revenue growth. Our general and administrative personnel expenditures also declined by 0.2% of revenue as we continued to leverage our corporate workforce expenditures in periods of rising total revenue.

Restructuring and Acquisition Related Expenses. During the three months ended June 30, 2012, we incurred $2.2 million of restructuring and acquisition related expenses, compared to $2.4 million for the prior year quarter. In the second quarter of 2012, we initiated a restructuring plan to improve the operational efficiency of our refurbished product operations and to reduce the cost structure of the related refurbished bumper and wheel product lines. We incurred $1.1 million of expense as a result of the implementation of this plan, which included the write off of disposed assets, severance costs for termination of overlapping headcount, costs to move equipment and inventory, and excess facility costs. During the three months ended June 30, 2012, we also incurred $1.1 million of expense related to the integration of certain of our 2011 and 2012 acquisitions into our existing business. Restructuring and acquisition related expenses during the quarter ended June 30, 2011 included integration activities related to our purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel and our 2010 acquisition of Cross Canada. See Note 10, “Restructuring and Acquisition Related Expenses” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.5% for each of the three month periods ended June 30, 2012 and 2011. Higher expense in 2012 resulting from our increased levels of property and equipment and higher levels of intangible assets as a result of business acquisitions was offset by continued leveraging of our existing facilities to support organic and acquisition related revenue growth.

Other Expense, Net. Total other expense, net increased to $7.4 million for the three month period ended June 30, 2012 from $2.7 million for the comparable prior year quarter. During the three months ended June 30, 2012, interest expense increased by $2.3 million compared to the prior year period. Our average outstanding credit facility borrowings increased to $870 million for the second quarter of 2012 from $555 million in the prior year period, primarily due to additional borrowings to finance our acquisition of ECP in the fourth quarter of 2011. The effect of our higher average debt levels was partially offset by a reduction in our average effective interest rate on bank borrowings to 3.2% from 3.4% during the second quarter of 2011, resulting from lower interest rates caused by a reduction of the applicable margin on LIBOR and CDOR-based borrowings combined with the impact of lower fixed interest rates under our outstanding interest rate swaps in the second quarter of 2012 compared to the second quarter of 2011. During the three month period ended June 30, 2011, we recorded adjustments to the fair value of our contingent payment liabilities resulting in expense of $1.2 million, while in the prior year quarter, the adjustments to the fair value of our contingent payment liabilities resulted in a gain of $1.6 million. Adjustments to our contingent consideration liabilities may cause variability in our results of operations, as changes in the assumptions used to measure the fair value of the liabilities may result in net gains or losses from period to period.

Provision for Income Taxes. Our effective income tax rate was 36.8% and 38.4% for the three month periods ended June 30, 2012 and 2011, respectively. Our international operations, which we expanded in the fourth quarter of 2011 with the ECP acquisition, contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue. Our revenue increased 31.8% to $2.0 billion for the six month period ended June 30, 2012 from $1.5 billion for the comparable period of 2011. The increase in revenue was primarily due to 28.5% acquisition related revenue growth and 3.5% organic growth, offset by 0.2% unfavorable impact from foreign exchange in our Canadian operations. Acquisition related revenue growth for the first half of 2012 totaled $440.8 million, which included $315.9 million from our fourth quarter 2011 acquisition of ECP. ECP also generated $10.0 million in revenue growth from new branch openings since the acquisition, which we include in our organic revenue growth. Our organic revenue from the sale of recycled and remanufactured products grew 8.5% primarily as a result of higher volumes, which resulted from higher inventory purchases that contributed to a greater volume of parts available for sale. Our organic revenue growth in aftermarket, other new and refurbished products of 2.3% for the six months ended June 30, 2012 reflects the impact of milder winter weather conditions. Sales volumes in the first quarter and into the beginning of the second quarter of 2012 remained flat with the prior year period as the milder winter weather contributed to fewer and less severe vehicle accidents, resulting in lower insurance claims activity. The revenue effect from the decrease in insurance claims activity in the first quarter and into April was more than offset by shifts in product mix toward products with a higher average sales price combined with higher sales volumes later in the second quarter. The organic growth in parts and services revenue was partially offset by a 3.4% reduction in other revenue primarily due to lower revenue from our furnace operations as a result of declining scrap prices.

Cost of Goods Sold. Our cost of goods sold increased to 57.4% of revenue in the six month period ended June 30, 2012 from 56.9% of revenue in the comparable period of 2011. Our acquisition of ECP increased our cost of goods sold as a percentage of revenue by 0.5% as a result of factors described in the discussion of our three month comparative results above. In addition, we experienced gross margin compression in the first half of 2012 as scrap prices decreased compared to the prior year period while we continued to pay higher prices for vehicles primarily in our self service business, resulting in cost of goods sold increasing by 0.8% of revenue. These increases in our cost of goods sold were partially offset by a gain on lawsuit settlements with certain of our aftermarket product suppliers totaling $16.7 million, which reduced cost of goods sold by 0.8% of revenue. Refer to Note 7, “Commitments and Contingencies” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the lawsuit settlements.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the six month period ended June 30, 2012 decreased to 8.2% from 9.0% for the comparable period of 2011. Lower facility and warehouse expense in our European operations contributed 0.7% of the decrease as a percentage of revenue due to factors described in our discussion of the three month comparative results above.

Distribution Expenses. As a percentage of revenue, distribution expenses for the six months ended June 30, 2012 increased to 9.0% compared to 8.7% during the comparable prior year period. Distribution expenses in the first six months of 2012 reflect an increase of 0.2% over the prior year period due to relatively higher distribution costs as a percentage of revenue in our European operations due to factors described in the discussion of our three month comparative results above. In our North American operations, higher compensation costs increased distribution expense by 0.2% of revenue, which was partially offset by a reduction in fuel expense by 0.1% of revenue due to lower diesel prices.

Selling, General and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses increased to 11.9% for the six months ended June 30, 2012 from 11.7% for the comparable prior year period. The increase was primarily driven by 0.5% higher personnel expenditures in our European operations as a result of the factors described in the discussion our three month comparative results above. The impact of higher selling expenses in our European operations was partially offset by a reduction in general and administrative personnel expenditures as a percentage of revenue in our North American operations as we continued to leverage our corporate workforce in periods of rising total revenue.

Restructuring and Acquisition Related Expenses. During each of the six month periods ended June 30, 2012 and 2011, we incurred $2.4 million of restructuring and acquisition related expenses. In the first half of 2012, we incurred $1.1 million to execute our restructuring plan to consolidate our bumper and wheel refurbishing product lines. We also incurred $1.3 million of restructuring and acquisition related expenses related to the integration of certain of our 2011 and 2012 acquisitions into our existing business. Restructuring and acquisition related expenses during the six months ended June 30, 2011 included integration activities related to our purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel and our 2010 acquisition of Cross Canada. See Note 10, “Restructuring and Acquisition Related Expenses” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.5% for each of the six month periods ended June 30, 2012 and 2011. Higher expense in 2012 resulting from our increased levels of property and equipment and higher levels of intangible assets as a result of business acquisitions was offset by continued leveraging of our existing facilities to support organic and acquisition related revenue growth.

Other Expense, Net. Total other expense, net decreased to $12.9 million for the six months ended June 30, 2012 from $14.3 million for the comparable prior year period. The relatively higher other expense, net in the prior year period was primarily due to a $5.3 million loss on debt extinguishment related to the write off of debt issuance costs in 2011 in conjunction with the execution of our senior secured credit agreement in March 2011. During the first half of 2012, interest expense increased by $2.9 million compared to the prior year period. Our average outstanding credit facility borrowings increased to $885 million for the first half of 2012 from $573 million in the prior year period, primarily due to additional borrowings to finance our acquisition of ECP in the fourth quarter of 2011. The effect of our higher average debt levels was partially offset by a reduction in our average effective interest rate on bank borrowings to 3.1% during the six months ended June 30, 2012 from 4.0% during the six months ended June 30, 2011, resulting from lower interest rates under the new credit agreement executed in March 2011 combined with the impact of lower fixed interest rates under our outstanding interest rate swaps in the first half of 2012 compared to the prior year period. During the prior year period, we also recognized a $1.6 million gain from the fair value adjustments of our contingent payment liabilities.

Provision for Income Taxes. Our effective income tax rate was 36.8% and 38.9% for the six months ended June 30, 2012 and 2011, respectively. Our international operations, which we expanded in the fourth quarter of 2011 with the ECP acquisition, contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions.

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

The following table presents our financial performance, including revenue and earnings before interest, taxes, and depreciation and amortization (“EBITDA”) by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
North America	$841,335	$759,684	$1,712,419	$1,546,332
Europe	165,196	—	325,889	—

Total revenue	$1,006,531	$759,684	$2,038,308	$1,546,332

EBITDA
North America(1)	$109,687	$93,354	$241,875	$212,757
Europe(2)	16,057	—	35,590	—

Total EBITDA	$125,744	$93,354	$277,465	$212,757

(1)	EBITDA for the three and six month periods ended June 30, 2012 includes gains of $8.4 million and $16.7 million, respectively, resulting from settlements of a class action lawsuit against several of our suppliers as discussed in Note 7, “Commitments and Contingencies” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	EBITDA for the three and six month periods ended June 30, 2012 includes a loss of $1.1 million and a gain of $0.2 million, respectively, from the change in fair value of the ECP contingent consideration liabilities as discussed in Note 6, “Fair Value Measurements” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We adjust the fair value of contingent consideration liabilities each quarter, and the change in the fair value may be either an increase or decrease to EBITDA for the segment based on changes to the underlying assumptions used in the fair value calculation.

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

Since we presented a single reportable segment (North America) until the acquisition of ECP effective October 1, 2011, the discussion of the consolidated results of operations covers the factors driving the year over year performance of our North American segment and discusses the effect of the European results of operations on our consolidated results. Results for our European segment will not have a comparative period until the fourth quarter of 2012. However, compared to its unaudited results for the three and six months ended June 30, 2011, ECP has achieved revenue growth of over 20% primarily through higher sales volumes at existing locations as well as new branches. ECP continued to expand its branch network by opening 20 new locations in the U.K. during the six months ended June 30, 2012.

2012 Outlook

We estimate that full year 2012 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities), will be in the range of $265 million to $282 million and $1.77 to $1.88, respectively.

Liquidity and Capital Resources

Our primary sources of ongoing liquidity are cash flows from our operations and our credit agreement. Our credit agreement, which was executed on March 25, 2011 and subsequently amended and restated on September 30, 2011, provides for total borrowings of up to $1.4 billion, consisting of a $950 million revolving credit facility (including up to $500 million available in foreign currencies) and up to $450 million of term loan borrowings. In the six months ended June 30, 2012, we borrowed $200 million of available term loans under the credit agreement, which were used to pay down a portion of our outstanding revolving credit facility borrowings. As of June 30, 2012, the outstanding obligations under the facilities were $940.2 million, composed of $431.9 million of term loans and $508.3 million of revolver borrowings. After giving effect to outstanding letters of credit, our availability under the revolving credit facility at June 30, 2012 was $394.6 million. We do not expect to utilize the revolver as a primary source of funding for working capital needs as we expect our cash flows from operations to be sufficient for that purpose, but we do maintain availability as we continue to expand our facilities and network. Cash and equivalents at June 30, 2012 totaled $59.4 million.

Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our credit agreement at June 30, 2012 (after giving effect to the interest rate swap contracts in force, described in Note 5, “Derivative Instruments and Hedging Activities” to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) was 2.6%. Of our outstanding credit agreement borrowings of $940.2 million and $901.4 million at June 30, 2012 and December 31, 2011, $25.6 million and $12.5 million were classified as current maturities, respectively. The increase in the current portion of outstanding credit agreement borrowings was a result of the draw of the additional $200 million term loan during the six months ended June 30, 2012 combined with higher term loan payments beginning in the first half of 2013.

The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $309.3 million and $612.3 million during the three and six months ended June 30, 2012, respectively, and $173.0 million and $352.3 million in the comparable periods of 2011. The increase in aftermarket inventory purchases was partially driven by our fourth quarter 2011 acquisition of ECP, which contributed $112.8 million and $209.0 million for the three and six months ended June 30, 2012, respectively. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 67,000 and 126,000 wholesale salvage vehicles in the three and six months ended June 30, 2012, respectively, and 57,000 and 112,000 in the comparable periods of 2011. In addition, we acquired approximately 107,000 and 196,000 lower cost self service and crush only vehicles in the three and six months ended June 30, 2012, respectively, and 91,000 and 172,000 in the comparable periods of 2011. Our heavy-duty truck purchases included 1,700 and 3,500 heavy and medium-duty trucks in the three and six month periods ended June 30, 2012, respectively, compared to 1,600 and 2,500 for the comparable prior year periods.

Net cash provided by operating activities totaled $121.0 million for the six months ended June 30, 2012, compared to $101.1 million for the same period of 2011. In 2012, our EBITDA increased by $64.7 million compared to the prior year period, due to both acquisition related growth and organic growth. The increase in EBITDA was partially offset by $19.5 million in higher income tax payments compared to income tax payments made in the first half of 2011 as a result of greater pretax earnings. The first six months of 2012 reflected higher bonus payments of $1.8 million compared to the prior year as well as $5.9 million of payments under our long term incentive plan. Insurance policy payments in the first half of 2012 were $3.7 million higher than the prior year period primarily as a result of additional insurance policies for our European operations acquired in the fourth quarter of 2011. Due to higher outstanding debt levels, cash payments for interest exceeded payments in the prior year period by $2.3 million. Other operating cash outflows during the first half of 2012 exceeded the prior year period primarily due to the timing of payments of various accrued liabilities.

Net cash used in investing activities totaled $161.5 million for the six months ended June 30, 2012, compared to $138.0 million for the same period of 2011. We invested $120.3 million of cash, net of cash acquired, in business acquisitions during the first six months of 2012, compared to $95.6 million for business acquisitions in the comparable prior year period. Property and equipment purchases were $41.6 million in the six months ended June 30, 2012 compared to $42.5 million in the prior year period.

Net cash provided by financing activities totaled $51.5 million for the six months ended June 30, 2012, compared to $16.5 million of net cash used in financing activities during the six months ended June 30, 2011. In the first half of 2012, we borrowed $200 million of available term loans under the credit agreement, which were used to pay down a portion of our outstanding revolving credit facility borrowings. Excluding the repayments in connection with our term loan borrowings, we borrowed an additional net $46.5 million under our revolving credit facility, primarily to fund acquisitions, and we made scheduled term loan payments of $8.8 million in the first half of 2012. In the prior year period, our initial draw under the new credit agreement of $591.8 million (including $250.0 million of term loan borrowings and $341.8 million of revolver borrowings) was used to pay off amounts outstanding under the previous credit facility. Subsequent net repayments on the revolving credit facility in the six months ended June 30, 2011 totaled $16.8 million. Related to the execution of the credit agreement in 2011, we paid $8.2 million of debt issuance costs. Cash generated from exercises of stock options provided $10.1 million and $5.1 million in the six month periods ended June 30, 2012 and 2011, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $7.2 million and $4.1 million in the six months ended June 30, 2012 and 2011, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2011 Annual Report on Form 10-K, filed with the SEC on February 27, 2012, as supplemented in subsequent filings, including our Quarterly Reports on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the prime rate, the London InterBank Offered Rate, or the Canadian Dealer Offered Rate. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JP Morgan ChaseBank, N.A., Bank of America, N.A., and RBS Citizens, N.A.) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense. As of June 30, 2012, we held seven interest rate swap contracts representing a total of $520 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. In total, we had 66% and 69% of our variable rate debt under our credit facility at fixed rates at June 30, 2012 and December 31, 2011, respectively. These swaps have maturity dates ranging from October 2013 through December 2016. These contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. As of June 30, 2012, the fair market value of these swaps was a liability of $15.3 million. The values of such contracts are subject to changes in interest rates.

At June 30, 2012, we had $317 million of variable rate debt that was not hedged. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rate, interest expense would change by $3.2 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin rate. As of June 30, 2012, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business acquired in the second quarter of 2012. The notional amount and fair value of these forward contracts at June 30, 2012 were immaterial.

Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our recently acquired aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. With our acquisition of ECP in the fourth quarter, we began hedging our exposure to foreign currency fluctuations for certain of our purchases for our U.K. operations. The notional amount and fair value of these foreign currency forward contracts at June 30, 2012 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.

Other than a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate pound sterling and Canadian dollar cash flows that can be used to fund debt payments. As of June 30, 2012, we have amounts outstanding under our revolver facility denominated in pounds sterling of £72.5 million and Canadian dollars of CAD $55.3 million.

Item 4. Controls and Procedures

As of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2012 to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2012 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal year 2011 and our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K for information concerning risks and uncertainties that could negatively impact us. The following statements represent changes and/or additions to the risks and uncertainties previously disclosed in the Annual Report and our Quarterly Reports.

We rely on information technology and communication systems in critical areas of our operations and a disruption relating to such technology could harm our business.

Some of the information technology systems and communication systems we use for management of our facilities and our financial functions are leased from or operated by other companies, while others are owned by us. In the event that the providers of these systems terminate their relationships with us, we could suffer disruptions to our operations. Interruptions, outages or breaches of our operational systems, security systems or infrastructure as a result of attacks on, or malfunctions of, our systems could materially disrupt critical operations, disclose confidential information, result in a breach of data privacy, and violate laws or regulations relating to data privacy.

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

Item 6. Exhibits

Exhibits

Exhibit Number	Description of Exhibit

10.1	LKQ Corporation 1998 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its Annual Meeting of Stockholders on May 7, 2012 filed on March 23, 2012).

10.2	LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement for its Annual Meeting of Stockholders on May 7, 2012 filed on March 23, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2012.

LKQ CORPORATION

/s/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller (As duly authorized officer and Principal Accounting Officer)