Form 10-Q
period 2012-09-30
LKQ CORP
filed 2012-10-26
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 000-50404
________________________
LKQ CORPORATION
(Exact name of registrant as specified in its charter)
________________________

DELAWARE	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 WEST MADISON STREET, SUITE 2800, CHICAGO, IL	60661
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 621-1950
________________________
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
At October 19, 2012, the registrant had issued and outstanding an aggregate of 297,222,396 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Balance Sheets
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and equivalents	$69,214	$48,247
Receivables, net	301,891	281,764
Inventory	826,354	736,846
Deferred income taxes	47,307	45,690
Prepaid income taxes	25,065	17,597
Prepaid expenses and other current assets	26,518	19,591
Total Current Assets	1,296,349	1,149,735
Property and Equipment, net	453,272	424,098
Intangible Assets:
Goodwill	1,597,936	1,476,063
Other intangibles, net	108,697	108,910
Other Assets	46,321	40,898
Total Assets	$3,502,575	$3,199,704
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$219,098	$210,875
Accrued expenses:
Accrued payroll-related liabilities	48,256	53,256
Other accrued expenses	85,256	77,769
Income taxes payable	7,163	7,262
Contingent consideration liabilities	41,005	600
Other current liabilities	11,638	18,407
Current portion of long-term obligations	52,103	29,524
Total Current Liabilities	464,519	397,693
Long-Term Obligations, Excluding Current Portion	929,743	926,552
Deferred Income Taxes	89,486	88,796
Contingent Consideration Liabilities	51,277	81,782
Other Noncurrent Liabilities	78,909	60,796
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 297,016,666 and 293,897,216 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,970	2,939
Additional paid-in capital	938,516	901,313
Retained earnings	947,831	748,794
Accumulated other comprehensive loss	(676)	(8,961)
Total Stockholders’ Equity	1,888,641	1,644,085
Total Liabilities and Stockholders’ Equity	$3,502,575	$3,199,704
LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$1,016,707	$783,898	$3,055,015	$2,330,230
Cost of goods sold	607,002	449,576	1,775,996	1,330,026
Gross margin	409,705	334,322	1,279,019	1,000,204
Facility and warehouse expenses	86,739	72,183	254,039	211,184
Distribution expenses	93,652	68,441	277,391	203,300
Selling, general and administrative expenses	121,049	92,986	364,461	274,142
Restructuring and acquisition related expenses	116	2,910	2,558	5,333
Depreciation and amortization	16,715	12,314	46,961	34,900
Operating income	91,434	85,488	333,609	271,345
Other expense (income):
Interest expense, net	7,964	4,847	22,687	15,927
Loss on debt extinguishment	—	—	—	5,345
Change in fair value of contingent consideration liabilities	1,892	—	1,787	(1,615)
Other (income) expense, net	(1,674)	623	(3,413)	135
Total other expense, net	8,182	5,470	21,061	19,792
Income before provision for income taxes	83,252	80,018	312,548	251,553
Provision for income taxes	29,204	30,787	113,511	97,434
Net income	$54,048	$49,231	$199,037	$154,119
Earnings per share:
Basic	$0.18	$0.17	$0.67	$0.53
Diluted	$0.18	$0.17	$0.66	$0.52

Unaudited Consolidated Condensed Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$54,048	$49,231	$199,037	$154,119
Other comprehensive income (loss), net of tax:
Net change in unrecognized gains/losses on interest rate swaps, net of tax	(1,242)	(5,117)	(4,233)	(7,281)
Foreign currency translation	10,182	(7,489)	12,518	(4,436)
Total other comprehensive income (loss)	8,940	(12,606)	8,285	(11,717)
Total comprehensive income	$62,988	$36,625	$207,322	$142,402
LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$199,037	$154,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,574	38,308
Stock-based compensation expense	11,976	10,028
Excess tax benefit from stock-based payments	(11,071)	(5,626)
Loss on debt extinguishment	—	5,345
Other	3,961	326
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(12,394)	(18,048)
Inventory	(47,669)	(51,301)
Prepaid income taxes/income taxes payable	2,688	12,351
Accounts payable	(7,892)	1,770
Other operating assets and liabilities	(8,138)	11,910
Net cash provided by operating activities	182,072	159,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(60,636)	(61,294)
Proceeds from sales of property and equipment	692	1,478
Cash used in acquisitions, net of cash acquired	(133,123)	(180,512)
Net cash used in investing activities	(193,067)	(240,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14,187	7,506
Excess tax benefit from stock-based payments	11,071	5,626
Debt issuance costs	(175)	(10,816)
Borrowings under revolving credit facility	500,087	526,753
Repayments under revolving credit facility	(747,851)	(149,328)
Borrowings under term loans	200,000	250,000
Repayments under term loans	(14,375)	(597,339)
Borrowings under receivables securitization facility	77,272	—
Payments of other obligations	(8,936)	(1,680)
Net cash provided by financing activities	31,280	30,722
Effect of exchange rate changes on cash and equivalents	682	(153)
Net increase (decrease) in cash and equivalents	20,967	(50,577)
Cash and equivalents, beginning of period	48,247	95,689
Cash and equivalents, end of period	$69,214	$45,112
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$110,911	$83,655
Interest	20,823	15,653
Supplemental disclosure of noncash investing and financing activities:
Purchase price payable, including notes issued in connection with business acquisitions	$8,272	$11,940
Contingent consideration liabilities	5,540	1,300
Property and equipment acquired under capital leases	5,429	—
Property and equipment purchases not yet paid	4,058	3,534
LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2011	293,897	$2,939	$901,313	$748,794	$(8,961)	$1,644,085
Net income	—	—	—	199,037	—	199,037
Other comprehensive income	—	—	—	—	8,285	8,285
Restricted stock units vested	467	5	(5)	—	—	—
Stock-based compensation expense	—	—	11,976	—	—	11,976
Exercise of stock options	2,653	26	14,161	—	—	14,187
Excess tax benefit from stock-based payments	—	—	11,071	—	—	11,071
BALANCE, September 30, 2012	297,017	$2,970	$938,516	$947,831	$(676)	$1,888,641

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1.	Interim Financial Statements
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
During the third quarter of 2012, our Board of Directors approved a two-for-one split of our common stock. The stock split was completed in the form of a stock dividend that was issued on September 18, 2012 to stockholders of record at the close of business on August 28, 2012. The stock began trading on a split adjusted basis on September 19, 2012. The Company’s historical share and per share information within this Quarterly Report on Form 10-Q has been retroactively adjusted to give effect to this stock split.
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
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $22.7 million and $22.8 million at September 30, 2012 and December 31, 2011, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Consolidated Condensed Statements of Income and are shown as a current liability on our Unaudited Consolidated Condensed Balance Sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties.
Receivables
We recorded a reserve for uncollectible accounts of approximately $8.7 million and $8.3 million at September 30, 2012 and December 31, 2011, respectively.
Inventory
Inventory consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Aftermarket and refurbished products	$488,489	$445,787
Salvage and remanufactured products	337,865	291,059
	$826,354	$736,846
Intangibles
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships and covenants not to compete.
The change in the carrying amount of goodwill during the nine months ended September 30, 2012 is as follows (in thousands):

Balance as of January 1, 2012	$1,476,063
Business acquisitions and adjustments to previously recorded goodwill	105,738
Exchange rate effects	16,135
Balance as of September 30, 2012	$1,597,936
During the nine months ended September 30, 2012, we finalized the valuation of certain intangible assets acquired related to our 2011 acquisitions. As these adjustments did not have a material impact on our financial position or results of operations, we recorded these adjustments to goodwill and amortization expense in the nine month period ended September 30, 2012.
The components of other intangibles are as follows (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$118,193	$(20,251)	$97,942	$115,954	$(16,305)	$99,649
Customer relationships	14,409	(5,762)	8,647	10,050	(3,065)	6,985
Covenants not to compete	3,443	(1,335)	2,108	3,194	(918)	2,276
	$136,045	$(27,348)	$108,697	$129,198	$(20,288)	$108,910
During the nine months ended September 30, 2012, we recorded $0.6 million of trade names, $4.1 million of customer relationships and $0.4 million of covenants not to compete resulting from our 2012 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2011 acquisitions. Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 10 years) on either a straight-line or accelerated basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was approximately $7.1 million and $5.4 million during the nine month periods ended September 30, 2012 and 2011, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2016 is $9.5 million, $8.7 million, $7.9 million, $7.1 million and $6.3 million, respectively.
Depreciation Expense
Included in Cost of Goods Sold on the Unaudited Consolidated Condensed Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations and our distribution centers.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve during the nine month period ended September 30, 2012 were as follows (in thousands):

Balance as of January 1, 2012	$7,347
Warranty expense	21,243
Warranty claims	(20,723)
Business acquisitions	861
Balance as of September 30, 2012	$8,728
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
Effective January 1, 2012, we adopted FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update clarifies existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. We applied the provisions of this ASU to our fair value measurements during the current year, however, the adoption did not have a material effect on our financial statements. Refer to Note 6, "Fair Value Measurements," for the required disclosures.

Note 3.	Equity Incentive Plans
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). In the first quarter of 2012, our Board of Directors approved an amendment to the Equity Incentive Plan, which was subsequently approved by our stockholders at our 2012 Annual Meeting in May 2012, to explicitly allow participation of our non-employee directors, to allow issuance of shares of our common stock to non-employee directors in lieu of cash compensation, to increase the number of shares available for issuance under the Equity Incentive Plan by 1,088,834, and to make certain updating amendments.
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
As a result of the stock split in September 2012 as discussed in Note 1, "Interim Financial Statements," the following adjustments were made in accordance with the nondiscretionary antidilution provisions of our 1998 Equity Incentive Plan:  the number of shares available for issuance doubled; the number of outstanding RSUs, shares subject to stock options and shares of restricted stock all also doubled; and the exercise prices of outstanding stock options were reduced to 50% of the exercise prices prior to the stock split.

A summary of transactions in our stock-based compensation plans for the nine months ended September 30, 2012 is as follows:

	Shares Available For Grant	RSUs		Stock Options		Restricted Stock
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	15,752,370	1,433,582	$11.80	13,078,092	$6.47	212,000	$9.49
Granted	(1,504,410)	1,504,410	15.86	—	—	—	—
Exercised	—	—	—	(2,652,242)	5.35	—	—
Vested	—	(467,208)	13.09	—	—	(86,000)	9.54
Cancelled	274,566	(82,776)	14.07	(191,790)	8.20	—	—
Balance, September 30, 2012	14,522,526	2,388,008	$14.02	10,234,060	$6.72	126,000	$9.46
The fair value of RSUs is based on the market price of LKQ stock on the date of issuance. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSUs granted during the nine month period ended September 30, 2012, we used a forfeiture rate of 8% for grants to employees and a forfeiture rate of 0% for grants to non-employee directors and executive officers. The fair value of RSUs that vested during the nine months ended September 30, 2012 was approximately $7.8 million.
We recognize compensation expense on a straight-line basis over the requisite service period of the award. The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
RSUs	$2,048	$968	$6,131	$2,737
Stock options	1,720	2,143	5,162	6,290
Restricted stock	230	230	683	683
Stock issued to non-employee directors	—	85	—	318
Total stock-based compensation expense	$3,998	$3,426	$11,976	$10,028
The following table sets forth the classification of total stock-based compensation expense included in the accompanying Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of goods sold	$99	$84	$298	$252
Facility and warehouse expenses	648	608	1,951	1,842
Selling, general and administrative expenses	3,251	2,734	9,727	7,934
	3,998	3,426	11,976	10,028
Income tax benefit	(1,559)	(1,326)	(4,671)	(3,881)
Total stock-based compensation expense, net of tax	$2,439	$2,100	$7,305	$6,147
We have not capitalized any stock-based compensation costs during either of the nine month periods ended September 30, 2012 or 2011.
As of September 30, 2012, unrecognized compensation expense related to unvested RSUs, stock options and restricted stock is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Restricted Stock	Total
Remainder of 2012	$2,046	$1,721	$230	$3,997
2013	8,332	4,722	208	13,262
2014	8,268	3,116	139	11,523
2015	8,063	78	—	8,141
2016	4,498	—	—	4,498
2017	143	—	—	143
Total unrecognized compensation expense	$31,350	$9,637	$577	$41,564

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Senior secured credit agreement:
Term loans payable	$426,250	$240,625
Revolving credit facility	419,616	660,730
Receivables securitization facility	77,272	—
Notes payable through October 2018 at weighted average interest rates of 1.9% and 2.0%, respectively	43,651	38,338
Other long-term debt at weighted average interest rates of 2.3% and 3.2%, respectively	15,057	16,383
	981,846	956,076
Less current maturities	(52,103)	(29,524)
	$929,743	$926,552
Senior Secured Credit Agreement
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
The Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to, among other things (i) incur indebtedness, except for certain exclusions such as borrowings on a permitted receivables facility up to $100 million, (ii) incur liens, (iii) enter into any merger, consolidation, amalgamation, or otherwise liquidate or dissolve the Company, (iv) dispose of certain property, (v) make dividend payments, repurchase our stock, or enter into derivative contracts indexed to the value of our common stock, (vi) make certain investments, including the acquisition of assets constituting a business or the stock of a business designated as a non-guarantor, (vii) make optional prepayments of subordinated debt, (viii) enter into sale-leaseback transactions, (ix) issue preferred stock, redeemable stock, convertible stock or other similar equity instruments, and (x) enter into hedge agreements for speculative purposes or otherwise not in the ordinary course of business. The Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.00 to 1.00, except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio may increase to 3.50 to 1.00 for the subsequent four fiscal quarters and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the Credit Agreement as of September 30, 2012 and December 31, 2011.
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our total leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding against the Credit Agreement at September 30, 2012 and December 31, 2011 were 2.90% and 2.59%, respectively. We also pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility. The commitment fee is subject to change in increments of 0.05% depending on our total leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our total leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $845.9 million and $901.4 million at September 30, 2012 and December 31, 2011, respectively, of which $28.8 million and $12.5 million were classified as current maturities, respectively. As of September 30, 2012, there were $47.4 million of outstanding letters of credit. The amounts available under the Revolving Credit Facility are reduced by the amounts outstanding under letters of credit, and thus availability on the Revolving Credit Facility at September 30, 2012 was $482.9 million.
During the nine months ended September 30, 2011, we incurred a loss on debt extinguishment of $5.3 million related to the write off of the unamortized balance of capitalized debt issuance costs under our previous debt agreement. The amount of the write off excludes debt issuance cost amortization, which is recorded as a component of interest expense. We incurred $10.8 million in fees related to the execution of the Credit Agreement during the nine month period ended September 30, 2011. These fees were capitalized within Other Assets on our Unaudited Consolidated Condensed Balance Sheets and are amortized over the term of the agreement.
Receivables Securitization Facility
On September 28, 2012, we entered into a three year receivables securitization facility (the "Receivables Facility") pursuant to (i) a Receivables Sale Agreement (the "RSA"), among certain subsidiaries of LKQ, as "Originators," and LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned, bankruptcy-remote special purpose subsidiary of LKQ, as Buyer and (ii) a Receivables Purchase Agreement (the "RPA") among LRFC, as Seller, LKQ, as Servicer, certain conduit investors and The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU"), as Administrative Agent, Managing Agent and Financial Institution.
Under the terms of the RSA, the Originators sell at a discount or contribute certain of their trade accounts receivable, related collections and security interests (the "Receivables") to LRFC on a revolving basis. Under the terms of the RPA, LRFC sells to BTMU for the benefit of the conduit investors and/or financial institutions (together with BTMU, the "Purchasers") an undivided ownership interest in the Receivables for up to $80 million in cash proceeds, subject to additional Incremental Purchases, as defined in the RPA, which may increase the maximum amount of aggregate investments made by the Purchasers. The proceeds from the Purchasers' initial investment of $77.3 million were used to finance LRFC's initial purchase from the Originators, and the proceeds from LRFC's initial purchase from the Originators were used to repay outstanding borrowings under the Revolving Credit Facility. Upon payment of the Receivables by customers, rather than remitting to BTMU the amounts collected, LRFC has reinvested and will reinvest such Receivables payments to purchase additional Receivables from the Originators, subject to the Originators generating sufficient eligible Receivables to sell to LRFC in replacement of collected balances. LRFC may also use the proceeds from a subordinated loan made by the Originators to LRFC to finance purchases of the Receivables from the Originators. Because the Receivables are held by LRFC, a separate bankruptcy-remote corporate entity, the Receivables will be available first to satisfy the creditors of LRFC, including the Purchasers. At the end of the initial three year term, the financial institutions may elect to renew their commitments under the RPA.
The sale of the ownership interest in the Receivables is accounted for as a secured borrowing in our Unaudited Consolidated Condensed Balance Sheets, under which the Receivables collateralize the amounts invested by the Purchasers. As of September 30, 2012, $113.5 million of net Receivables were collateral for the investment under the Receivables Facility. Under the RPA, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) LIBOR rates plus 1.25%, or (iii) base rates, and are payable monthly in arrears. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of September 30, 2012, the interest rate under the Receivables Facility was 1.07%. During the three months ended September 30, 2012, we also incurred $0.2 million of arrangement fees and other related transaction costs which were capitalized within Other Assets on the Unaudited Consolidated Condensed Balance Sheets and are amortized over the term of the facility. As of September 30, 2012, the outstanding balance of $77.3 million was classified as long-term on the Unaudited Consolidated Condensed Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.
The RPA contains customary representations and warranties and customary covenants, including covenants to preserve the bankruptcy remote status of LRFC. The RPA also contains customary default and termination provisions that provide for acceleration of amounts owed under the RPA upon the occurrence of certain specified events with respect to LRFC, the Originators or LKQ, including, but not limited to, (i) LRFC's failure to pay interest and other amounts due, (ii) failure by LRFC, the Originators, or LKQ to pay certain indebtedness, (iii) certain insolvency events with respect to LRFC, the Originators or LKQ, (iv) certain judgments entered against LRFC, the Originators or LKQ, (v) certain liens filed with respect to the assets of LRFC or the Originators, and (vi) breach of certain financial ratios designed to capture events negatively affecting the overall credit quality of the Receivables securing amounts invested by the Purchasers.

Note 5.	Derivative Instruments and Hedging Activities
We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our senior secured debt. For certain of our operations, we also use short-term foreign currency and commodity forward contracts to manage our exposure to variability in foreign currency denominated transactions and changing metals prices, respectively. We do not hold or issue derivatives for trading purposes.
Interest Rate Swaps
At September 30, 2012, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our credit agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Loss and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.
The following table summarizes the terms of our interest rate swap agreements as of September 30, 2012:

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

* Includes applicable margin of 1.75% per annum on LIBOR or CDOR-based debt in effect as of September 30, 2012 under the Credit Agreement.
As of September 30, 2012 and December 31, 2011, the fair market value of the interest rate swap contracts was a liability of $17.3 million and $10.6 million, respectively, included in Other Noncurrent Liabilities on our Unaudited Consolidated Condensed Balance Sheets.
Changes in Accumulated Other Comprehensive Income (Loss) related to our interest rate swap agreements were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Beginning balance	$(9,881)	$12	$(6,890)	$2,176
Pretax loss	(3,557)	(9,087)	(11,266)	(15,514)
Income tax benefit	1,259	3,271	3,981	5,585
Reversal of unrealized loss	1,641	1,093	4,753	4,363
Reversal of deferred income taxes	(585)	(394)	(1,701)	(1,571)
Hedge ineffectiveness	—	—	—	(225)
Income tax benefit	—	—	—	81
Ending balance	$(11,123)	$(5,105)	$(11,123)	$(5,105)
In connection with the execution of our credit agreement on March 25, 2011 as discussed in Note 4, "Long-Term Obligations," we temporarily experienced differences in critical terms between the interest rate swaps and the underlying debt. As a result, we incurred a loss of $0.2 million related to hedge ineffectiveness for the nine months ended September 30, 2011. Beginning on April 14, 2011, we have held, and expect to continue to hold through the maturity of the respective interest rate swap agreements, at least the notional amount of each agreement in the respective variable-rate debt, such that future ineffectiveness will be immaterial and the swaps will continue to be highly effective in hedging our variable rate debt.
As of September 30, 2012, we estimate that $4.3 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into interest expense within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts and commodity forward contracts, to manage our exposure to variability in exchange rates and metals prices in certain of our operations. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date. The notional amount and fair value of these contracts at September 30, 2012 and December 31, 2011, along with the effect on our results of operations for the three and nine month periods ended September 30, 2012, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and there were no significant changes in valuation techniques or inputs during the nine months ended September 30, 2012. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2012 and December 31, 2011 (in thousands):

	Balance as of September 30, 2012	Fair Value Measurements as of September 30, 2012
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$18,850	$—	$18,850	$—
Total Assets	$18,850	$—	$18,850	$—
Liabilities:
Contingent consideration liabilities	$92,282	$—	$—	$92,282
Deferred compensation liabilities	18,766	—	18,766	—
Interest rate swaps	17,257	—	17,257	—
Total Liabilities	$128,305	$—	$36,023	$92,282

	Balance as of December 31, 2011	Fair Value Measurements as of December 31, 2011
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$13,413	$—	$13,413	$—
Total Assets	$13,413	$—	$13,413	$—
Liabilities:
Contingent consideration liabilities	$82,382	$—	$—	$82,382
Deferred compensation liabilities	14,071	—	14,071	—
Interest rate swaps	10,576	—	10,576	—
Total Liabilities	$107,029	$—	$24,647	$82,382

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
Our contingent consideration liabilities are related to our business acquisitions as further described in Note 9, "Business Combinations." Under the terms of the contingent consideration agreements, payments may be made at specified future dates depending on the performance of the acquired business subsequent to the acquisition. The liabilities for these payments are classified as Level 3 liabilities because the related fair value measurement, which is determined using an income approach, includes significant inputs not observable in the market. These unobservable inputs include internally-developed assumptions of the probabilities of achieving specified targets, which are used to determine the resulting cash flows and the applicable discount rate. Our Level 3 fair value measurements are established and updated quarterly by our corporate accounting department using current information about these key assumptions, with the input and oversight of our operational and executive management teams. We evaluate the performance of the business during the period compared to our previous expectations, along with any changes to our future projections, and update the estimated cash flows accordingly. In addition, we consider changes to our cost of capital and changes to the probability of achieving the earnout payment targets when updating our discount rate on a quarterly basis.
The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

Unobservable Input	September 30, 2012 Weighted Average	December 31, 2011 Weighted Average
Probability of achieving payout targets	80.7%	78.1%
Discount rate	6.5%	3.0%
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
Changes in the fair value of our contingent consideration obligations for the three and nine month periods ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Beginning balance	$88,037	$985	$82,382	$2,000
Contingent consideration liabilities recorded for business acquisitions	—	700	5,540	1,300
Payments	—	—	(600)	—
Loss (gain) included in earnings	1,892	—	1,787	(1,615)
Exchange rate effects	2,353	—	3,173	—
Ending balance	$92,282	$1,685	$92,282	$1,685
The losses included in earnings for the three and nine month periods ended September 30, 2012 are related to contingent consideration obligations outstanding as of September 30, 2012. The gain included in earnings for the nine months ended September 30, 2011 is related to a contingent consideration obligation that was settled prior to September 30, 2012. The changes in the fair value of contingent consideration obligations during the respective periods in 2012 and 2011 are a result of the quarterly assessment of the fair value inputs. The loss during the nine month period ended September 30, 2012 also includes the impact related to the adoption of FASB ASU No. 2011-04 as described in Note 2, "Financial Statement Information" (which adoption did not have a material impact).
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Consolidated Condensed Balance Sheets at cost. Based on current market conditions as of September 30, 2012, the fair value of our Credit Agreement borrowings reasonably approximated the carrying value of $846 million. As discussed in Note 4, "Long-Term Obligations," we entered into a Receivables Facility on September 28, 2012. Due to the brief period between the execution of the Receivables Facility and the end of the quarter, the fair value of the outstanding borrowings under the Receivables Facility reasonably approximated the carrying value of $77 million.
The fair value measurements of our debt instruments are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2012 to assume these obligations.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at September 30, 2012 are as follows (in thousands):

Three months ending December 31, 2012	$23,841
Years ending December 31:
2013	90,588
2014	79,978
2015	69,899
2016	54,911
2017	42,564
Thereafter	116,214
Future Minimum Lease Payments	$477,995
Litigation and Related Contingencies
We are a plaintiff in a class action lawsuit against several aftermarket product suppliers. During the three and nine month periods ended September 30, 2012, we recognized gains of $0.5 million and $17.2 million, respectively, resulting from lawsuit settlements with certain of the defendants. These gains were recorded as a reduction of Cost of Goods Sold on our Unaudited Consolidated Condensed Statements of Income. The class action is still pending against two defendants, the results of which are not expected to be material to our results of operations or cash flows. If there is a class settlement with (or a favorable judgment entered against) each of the remaining defendants, we will recognize the gain from such settlement or judgment when substantially all uncertainties regarding its timing and amount are resolved and realization is assured.
We also have certain contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 8.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$54,048	$49,231	$199,037	$154,119
Denominator for basic earnings per share—Weighted-average shares outstanding	296,437	292,650	295,338	291,908
Effect of dilutive securities:
RSUs	430	96	436	186
Stock options	4,241	3,986	4,398	4,136
Restricted stock	64	72	54	58
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	301,172	296,804	300,226	296,288
Earnings per share, basic	$0.18	$0.17	$0.67	$0.53
Earnings per share, diluted	$0.18	$0.17	$0.66	$0.52
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Antidilutive securities:
Stock options	—	3,035	—	3,045

Note 9.	Business Combinations
During the nine months ended September 30, 2012, we made 13 acquisitions in North America, which included eight wholesale businesses and five self service retail operations. Our wholesale acquisitions included the purchase of a precious metals refining and reclamation business, which we acquired with the goal of improving the profitability of our scrap recovery process related to the precious metals we extract from our salvage vehicle parts such as catalytic converters. Our other 2012 acquisitions enabled us to expand our geographic presence and enter new markets.
Total acquisition date fair value of the consideration for the acquisitions during the nine months ended September 30, 2012 was $143.1 million, composed of $129.3 million of cash (net of cash acquired), $8.2 million of notes payable, $0.1 million of other purchase price obligations (non-interest bearing) and $5.5 million of contingent payments to former owners. The contingent consideration arrangements made in connection with our 2012 acquisitions have a maximum potential payout of $6.5 million.
During the nine months ended September 30, 2012, we recorded $105.7 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2011 acquisitions. We expect $85.2 million of the $105.7 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2012, our 2012 acquisitions generated $62.4 million of revenue and $6.8 million of operating income.
In October 2012, we completed five acquisitions in our North American segment, which included four wholesale businesses as well as a self service retail operation. Our wholesale business acquisitions included two automotive aftermarket product distributors in Canada, which will enable us to expand our geographic presence in the Canadian alternative parts market. Our other acquisitions in October 2012 will enable us to expand our geographic presence and enter new markets. We are in the process of completing the purchase accounting for these acquisitions, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed, or the pro forma effect of the acquisitions on our results of operations.
On October 3, 2011, LKQ Corporation, LKQ Euro Limited (“LKQ Euro”), a subsidiary of LKQ Corporation, and Draco Limited (“Draco”) entered into an Agreement for the Sale and Purchase of Shares of Euro Car Parts Holdings Limited (the “Sale and Purchase Agreement”). Under the terms of the Sale and Purchase Agreement, effective October 1, 2011, LKQ Euro acquired all of the shares in the capital of Euro Car Parts Holdings Limited (“ECP”), an automotive aftermarket products distributor in the United Kingdom, from Draco and the other shareholders of ECP. With the acquisition of ECP, we expanded our geographic presence beyond North America into the European market. Our acquisition of ECP established our Wholesale – Europe operating segment. Total acquisition date fair value of the consideration for the ECP acquisition was £261.6 million ($403.7 million), composed of £190.3 million ($293.7 million) of cash (net of cash acquired), £18.4 million ($28.3 million) of notes payable, £2.7 million ($4.1 million) of other purchase price obligations (non-interest bearing) and a contingent payment to the former owners of ECP. Pursuant to the contingent payment terms, if certain annual performance targets are met by ECP, we will be obligated to pay between £22 million and £25 million and between £23 million and £30 million for the years ending December 31, 2012 and 2013, respectively. We determined the acquisition date fair value of these contingent payments to be £50.2 million ($77.5 million at the exchange rate on October 3, 2011). Refer to Note 6, "Fair Value Measurements" for information on changes to the fair value of our contingent consideration liabilities during each of the three and nine month periods ended September 30, 2012 and 2011.
We recorded goodwill of $332.9 million for the ECP acquisition, which will not be deductible for income tax purposes.
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
Total acquisition date fair value of the consideration for these 20 acquisitions was $207.3 million, composed of $193.2 million of cash (net of cash acquired), $5.9 million of notes payable, $4.5 million of other purchase price obligations (non-interest bearing) and $3.7 million of contingent payments to former owners. In conjunction with the acquisition of the Akzo Nobel paint business on May 26, 2011, we entered into a wholesaler agreement under which we became an authorized distributor of Akzo Nobel products in the acquired markets. Included in this agreement is a requirement to make an additional payment to Akzo Nobel in the event that our purchases of Akzo Nobel products do not meet specified thresholds from June 1,

2011 to May 31, 2014. This contingent payment will be calculated as the difference between our actual purchases and the targeted purchase levels outlined in the agreement for the specified period with a maximum payment of $21 million. The contingent consideration liability recorded in 2011 also includes two additional arrangements that have a maximum potential payout of $4.6 million. The acquisition date fair value of these contingent consideration agreements is immaterial.
During the year ended December 31, 2011, we recorded $105.2 million of goodwill related to these 20 acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2010 acquisitions. Of this amount, approximately $88.3 million is expected to be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited consolidated condensed financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2012 and the fourth quarter of 2011 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired.
The purchase price allocations for the acquisitions completed during the nine months ended September 30, 2012 and the year ended December 31, 2011 are as follows (in thousands):

	Nine Months Ended September 30, 2012 (Preliminary)	Year Ended December 31, 2011
		ECP (Preliminary)	Other Acquisitions (Preliminary)	Total (Preliminary)
Receivables	$5,246	$54,225	$23,538	$77,763
Receivable reserves	(542)	(3,832)	(1,121)	(4,953)
Inventory	35,399	93,835	59,846	153,681
Prepaid expenses and other current assets	36	3,189	2,820	6,009
Property and equipment	8,632	41,830	10,614	52,444
Goodwill	109,878	332,891	105,177	438,068
Other intangibles	479	43,723	7,683	51,406
Other assets	161	13	9,420	9,433
Deferred income taxes	122	(13,218)	7,235	(5,983)
Current liabilities assumed	(16,341)	(135,390)	(17,257)	(152,647)
Debt assumed	—	(13,564)	—	(13,564)
Other noncurrent liabilities assumed	—	—	(619)	(619)
Contingent consideration liabilities	(5,540)	(77,539)	(3,700)	(81,239)
Other purchase price obligations	(66)	(4,136)	(4,510)	(8,646)
Notes issued	(8,206)	(28,302)	(5,917)	(34,219)
Cash used in acquisitions, net of cash acquired	$129,258	$293,725	$193,209	$486,934
The primary reason for our acquisitions made during the nine months ended September 30, 2012 and the year ended December 31, 2011 was to leverage our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, widen our product offerings and enter new markets. When we identify potential acquisitions, we attempt to target companies with a leading market share, an experienced management team and workforce that provide a fit with our existing operations and strong cash flows. In many cases, acquiring companies with these characteristics can result in purchase prices that include a significant amount of goodwill.
Our acquisition of ECP in 2011 marked our entry into the European automotive aftermarket business and provides an opportunity to us as that market has historically had a low penetration of alternative collision parts. Additionally, ECP is a leading distributor of alternative automotive products reaching most major markets in the U.K., with a developed distribution network, experienced management team, and established workforce. These factors contributed to the $332.9 million of goodwill recognized related to this acquisition.

The following pro forma summary presents the effect of the businesses acquired during the first nine months of 2012 as though the businesses had been acquired as of January 1, 2011 and the businesses acquired during the year ended December 31, 2011 as though they had been acquired as of January 1, 2010. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue, as reported	$1,016,707	$783,898	$3,055,015	$2,330,230
Revenue of purchased businesses for the period prior to acquisition:
ECP	—	141,544	—	407,042
Other acquisitions	1,259	65,477	72,829	267,616
Pro forma revenue	$1,017,966	$990,919	$3,127,844	$3,004,888
Net income, as reported	$54,048	$49,231	$199,037	$154,119
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
ECP	—	10,979	—	21,681
Other acquisitions	142	3,432	5,264	14,177
Pro forma net income	$54,190	$63,642	$204,301	$189,977
Earnings per share-basic, as reported	$0.18	$0.17	$0.67	$0.53
Effect of purchased businesses for the period prior to acquisition:
ECP	—	0.04	—	0.07
Other acquisitions	0.00	0.01	0.02	0.05
Pro forma earnings per share-basic (a)	$0.18	$0.22	$0.69	$0.65
Earnings per share-diluted, as reported	$0.18	$0.17	$0.66	$0.52
Effect of purchased businesses for the period prior to acquisition:
ECP	—	0.04	—	0.07
Other acquisitions	0.00	0.01	0.02	0.05
Pro forma earnings per share-diluted (a)	$0.18	$0.21	$0.68	$0.64

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
Refurbished Bumper and Wheel Restructuring
In the second quarter of 2012, we initiated a restructuring plan to improve the operational efficiency of our refurbished product operations and to reduce the cost structure of the related refurbished bumper and wheel product lines. As part of the restructuring plan, we are consolidating certain of our bumper and wheel refurbishing operations, with a focus on increasing output at the remaining operations to improve economies of scale. Restructuring costs include the write off of disposed assets, severance costs for termination of overlapping headcount, costs to move equipment and inventory, and excess facility costs. These costs are expensed as incurred, when the costs meet the criteria to be accrued, or, in the case of non-performing lease reserves, at the cease-use date of the facility. During the second quarter of 2012, we incurred $1.1 million of expense related to this restructuring plan. We are in the process of finalizing our restructuring plan, and we do not expect the remaining expenses to complete our plan will be material.
Akzo Nobel Paint Business Integration
With our acquisition of the Akzo Nobel paint business in the second quarter of 2011, we completed certain restructuring activities to integrate the acquired paint distribution locations into our existing business. Our restructuring plan included the closure of duplicate facilities, elimination of overlapping delivery routes and termination of employees in connection with the consolidation of the overlapping facilities and delivery routes. During the three and nine months ended September 30, 2011, we incurred $0.4 million and $2.5 million, respectively, in charges primarily related to excess facility costs, which were expensed at the cease-use date for the facilities. While we substantially completed the integration activities related to the Akzo Nobel paint business acquisition in 2011, we may record adjustments to the excess facility reserves before the end of the lease terms if we determine revisions are required to the underlying assumptions.
Other Acquisition Integration Plans and Acquisition Related Expenses
During the three and nine months ended September 30, 2012, we incurred $0.1 million and $1.4 million, respectively, of restructuring and acquisition related expenses related to certain of our 2011 and 2012 acquisitions. Our integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions. These integration activities were substantially completed as of September 30, 2012.
During the three and nine months ended September 30, 2011, we incurred $1.8 million of acquisition related expenses, including advisory, legal, accounting, valuation and other professional fees, primarily related to our acquisition of ECP that was effective as of October 1, 2011.
Also during the three and nine months ended September 30, 2011, we incurred $0.7 million and $1.0 million, respectively, of expenses related to the integration plan for our 2010 acquisition of Cross Canada. Our restructuring plan included the integration of Cross Canada into our existing Canadian operations, as well as the transition of certain corporate functions to our corporate headquarters and our field support center in Nashville. The integration plan related to the Cross Canada acquisition was completed in 2011.

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
Our effective income tax rate for the nine months ended September 30, 2012 was 36.3% compared with 38.7% for the comparable prior year period. The effective income tax rate for the nine months ended September 30, 2012 reflects the larger proportion of pretax income generated in lower rate jurisdictions, primarily as a result of the expansion of our international operations in the fourth quarter of 2011 through our acquisition of ECP. Additionally, we recorded $1.2 million of favorable discrete tax adjustments in the nine months ended September 30, 2012, primarily related to the revaluation of our net U.K. deferred tax liabilities as a result of reductions in the U.K. corporate income tax rate.

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
The following table presents our financial performance, including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and depreciation and amortization by reportable segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
North America	$835,324	$783,898	$2,547,743	$2,330,230
Europe	181,383	—	507,272	—
Total revenue	$1,016,707	$783,898	$3,055,015	$2,330,230
EBITDA
North America	$89,265	$98,376	$331,140	$311,133
Europe	20,079	—	55,669	—
Total EBITDA	$109,344	$98,376	$386,809	$311,133
Depreciation and Amortization
North America	$14,830	$13,511	$43,603	$38,308
Europe	3,298	—	7,971	—
Total depreciation and amortization	$18,128	$13,511	$51,574	$38,308
EBITDA during the three and nine months ended September 30, 2012 for our North American segment is inclusive of gains of $0.5 million and $17.2 million, respectively, resulting from lawsuit settlements with certain of our aftermarket product suppliers as discussed in Note 7, "Commitments and Contingencies." Included within EBITDA of our European segment are losses of $2.1 million and $1.9 million for the three and nine month periods ended September 30, 2012, respectively, for the change in fair value of contingent consideration liabilities related to our ECP acquisition. Refer to Note 6, "Fair Value Measurements," for further information on these changes in fair value of the contingent consideration obligations recorded in earnings during the periods.
The table below provides a reconciliation from EBITDA to Net Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
EBITDA	$109,344	$98,376	$386,809	$311,133
Depreciation and amortization	18,128	13,511	51,574	38,308
Interest expense, net	7,964	4,847	22,687	15,927
Loss on debt extinguishment	—	—	—	5,345
Provision for income taxes	29,204	30,787	113,511	97,434
Net income	$54,048	$49,231	$199,037	$154,119
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
The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Capital Expenditures
North America	$15,015	$18,754	$49,521	$61,294
Europe	4,006	—	11,115	—
	$19,021	$18,754	$60,636	$61,294
The following table presents assets by reportable segment (in thousands):

	September 30, 2012	December 31, 2011
Receivables, net
North America	$232,963	$230,871
Europe	68,928	50,893
Total receivables, net	301,891	281,764
Inventory
North America	680,381	636,145
Europe	145,973	100,701
Total inventory	826,354	736,846
Property and Equipment, net
North America	396,764	380,282
Europe	56,508	43,816
Total property and equipment, net	453,272	424,098
Other unallocated assets	1,921,058	1,756,996
Total assets	$3,502,575	$3,199,704
We report net trade receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and income taxes.
Our operations are primarily conducted in the U.S. Our European operations, which we started with the acquisition of ECP in the fourth quarter of 2011, are located in the U.K. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts distribution facility in Taiwan, and other alternative parts operations in Guatemala and Costa Rica.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
United States	$784,270	$739,027	$2,394,581	$2,194,439
United Kingdom	181,383	—	507,272	—
Other countries	51,054	44,871	153,162	135,791
	$1,016,707	$783,898	$3,055,015	$2,330,230
The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	September 30, 2012	December 31, 2011
Long-lived Assets
United States	$374,844	$360,961
United Kingdom	56,508	43,816
Other countries	21,920	19,321
	$453,272	$424,098
The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Aftermarket, other new and refurbished products	$562,750	$365,569	$1,676,006	$1,102,887
Recycled, remanufactured and related products and services	317,877	284,660	967,250	830,142
Other	136,080	133,669	411,759	397,201
	$1,016,707	$783,898	$3,055,015	$2,330,230
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
During the nine months ended September 30, 2012, we made 13 acquisitions in North America, which included eight wholesale businesses and five self service retail operations. Our wholesale acquisitions included the purchase of a precious metals refining and reclamation business, which we acquired with the goal of improving the profitability of our scrap recovery process related to the precious metals we extract from our salvage vehicle parts such as catalytic converters. Our other 2012 acquisitions enabled us to expand our geographic presence and enter new markets.
In October 2012, we completed five acquisitions in our North American segment, which included four wholesale businesses as well as a self service retail operation. Our wholesale business acquisitions included two automotive aftermarket product distributors in Canada, which will enable us to expand our geographic presence in the Canadian alternative parts market. Our other acquisitions in October 2012 will enable us to expand our geographic presence and enter new markets.
Effective October 1, 2011, we acquired ECP, which marks our entry into the European automotive aftermarket business. As of September 30, 2012, ECP operated out of approximately 120 branches, supported by nine regional hubs and a national distribution center from which multiple deliveries are made each day. We have identified an additional 12 sites for new ECP branches that we expect to open in the next three to six months. ECP’s product offerings are primarily focused on automotive aftermarket mechanical products, many of which are sourced from the same suppliers that provide products to the OEMs. The expansion of our geographic presence beyond North America into the European market offers an opportunity to us as that market has historically had a low penetration of alternative collision parts.
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
Our revenue from the sale of vehicle replacement products and related services includes sales of (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the nine months ended September 30, 2012, sales of vehicle replacement products and services represented approximately 87% of our consolidated sales. Of these sales, approximately 63% was derived from the sales of aftermarket, other new and refurbished products, while 37% was composed of recycled and remanufactured products and services sales.
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
For the nine months ended September 30, 2012, revenue from other sources represented approximately 13% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us to dismantle and scrap certain vehicles (which we refer to as “crush only” vehicles). With our acquisition of a precious metals refining and reclamation business in the second quarter of 2012, we also generate revenue from the sales of precious metals harvested from various components, including certain of our salvage vehicle parts. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, storage, and towing fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), and the status of laws regulating bidders or exporters of salvage vehicles. Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling account for approximately 8% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores, freight, costs to remanufacture the products, including direct and indirect labor, rent, depreciation and other overhead related to remanufacturing operations.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on February 27, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the nine months ended September 30, 2012.
Recently Issued Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2, "Financial Statement Information" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the new accounting standards that are effective for interim and annual periods beginning in 2012.
Financial Information by Geographic Area
See Note 12, "Segment and Geographic Information" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated
The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.7%	57.4%	58.1%	57.1%
Gross margin	40.3%	42.6%	41.9%	42.9%
Facility and warehouse expenses	8.5%	9.2%	8.3%	9.1%
Distribution expenses	9.2%	8.7%	9.1%	8.7%
Selling, general and administrative expenses	11.9%	11.9%	11.9%	11.8%
Restructuring and acquisition related expenses	0.0%	0.4%	0.1%	0.2%
Depreciation and amortization	1.6%	1.6%	1.5%	1.5%
Operating income	9.0%	10.9%	10.9%	11.6%
Other expense, net	0.8%	0.7%	0.7%	0.8%
Income before provision for income taxes	8.2%	10.2%	10.2%	10.8%
Provision for income taxes	2.9%	3.9%	3.7%	4.2%
Net income	5.3%	6.3%	6.5%	6.6%
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue. Our revenue increased 29.7% to $1.0 billion for the three months ended September 30, 2012 from $783.9 million for the comparable period of 2011. The increase in revenue was due to 28.2% acquisition related revenue growth and 1.6% organic growth, offset by 0.1% unfavorable impact from foreign exchange in our Canadian operations. Acquisition related revenue growth for the quarter totaled $221.0 million, which included $166.2 million from our fourth quarter 2011 acquisition of ECP. Our organic revenue from the sale of aftermarket, other new and refurbished products grew 7.5% primarily as a result of higher volumes. Incremental sales volume from ECP's new branches, which we include in organic revenue, contributed 4.1% of the growth. The remaining volume increase is primarily attributable to the effect of greater alternative parts usage in North America in the third quarter of 2012 compared to the prior year quarter. Our organic revenue from the sale of recycled and remanufactured products grew 3.1% primarily as a result of higher volumes, which resulted from higher inventory purchases that contributed to a greater volume of parts available for sale. The organic growth in parts and services revenue was partially offset by a 17.8% reduction in other revenue primarily due to declining scrap steel and other metals prices.
Cost of Goods Sold. Our cost of goods sold increased to 59.7% of revenue in the three months ended September 30, 2012 from 57.4% of revenue in the comparable period of 2011. The higher cost of goods sold during the third quarter of 2012 is partially a result of the continued decline in scrap metal prices that began in the second quarter of 2012. During the third quarter of 2012, the prices we received for scrap metal declined relative to the cost of the scrap component of the cars that we crushed, while in the comparative prior year quarter scrap metal prices increased. The resulting margin compression in our Self Service and Wholesale - North America segments contributed 0.8% of the gross margin decrease. Our cost of goods sold for the three months ended September 30, 2012 also reflects a 0.4% increase as a result of the lower gross margins generated by our precious metals refining and reclamation business that we acquired in the second quarter of 2012. Higher warranty claims experience during the three months ended September 30, 2012, primarily related to our remanufactured engines, increased cost of goods sold by 0.4% of revenue. Our cost of goods sold for the third quarter of 2012 also reflects lower levels of revenue from high margin, crush-only vehicles compared to the prior year quarter, which increased cost of goods sold by 0.3%. In our Wholesale - North America segment, lower core contribution compared to the prior year quarter increased our cost of goods sold by 0.2%.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended September 30, 2012 decreased to 8.5% of revenue compared to 9.2% for the comparable period of 2011, which was primarily due to lower facility and warehouse expense in our European operations. The branch locations in the U.K. are typically smaller and less costly than the warehouse locations in North America since the majority of the inventory is stored in the national distribution center in the U.K., which supplies the branch locations daily. In the North American locations, most of the inventory is stored on site rather than in regional or national distribution centers. The cost of the national distribution center in the U.K. is capitalized into inventory and expensed through cost of goods sold.
Distribution Expenses. As a percentage of revenue, distribution expenses for the third quarter of 2012 increased to 9.2% of revenue from 8.7% of revenue in the prior year period, which reflects an increase of 0.3% related to our European operations and an increase of 0.2% in our North American operations. Our European operations, which generate a greater proportion of revenue from sales to mechanical repair shops compared to our North American operations, incur relatively higher delivery expenses as garage customers demand faster delivery times than our North American collision repair customers. In our North American operations, distribution costs increased as a percentage of revenue primarily as a result of higher compensation costs.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2012 remained flat with the prior year period at 11.9% of revenue. Our European operations increased selling, general and administrative expenses by 0.2% of revenue, primarily due to greater personnel expenditures for the relatively larger sales force compared to our North American operations. In our North American operations, improved leveraging of our general and administrative personnel expenditures and lower incentive compensation reduced expenses by 0.2% of revenue compared to the prior year quarter.
Restructuring and Acquisition Related Expenses. During the three months ended September 30, 2012 and 2011, we incurred $0.1 million and $2.9 million of restructuring and acquisition related expenses, respectively. In the third quarter of 2011, we incurred $1.1 million of restructuring charges related to the integration of our 2010 acquisition of Cross Canada and our 2011 acquisition of the U.S. vehicle refinish paint distribution business of Akzo Nobel. We also incurred $1.8 million of acquisition related expenses, including professional fees such as accounting, legal, advisory and valuation services, related to our acquisition of ECP effective as of October 1, 2011. See Note 10, "Restructuring and Acquisition Related Expenses" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.6% for each of the three month periods ended September 30, 2012 and 2011. Higher expense in 2012 resulting from our increased levels of property and equipment and higher levels of intangible assets as a result of business acquisitions was offset by continued leveraging of our existing facilities to support organic revenue growth.
Other Expense, Net. Total other expense, net increased to $8.2 million for the three months ended September 30, 2012 from $5.5 million for the comparable prior year quarter. During the three months ended September 30, 2012, interest expense increased by $2.7 million compared to the prior year period. Our average outstanding bank borrowings, which includes our senior secured credit agreement and our receivables securitization facility, increased to $934 million for the third quarter of 2012 from $608 million in the prior year period, primarily due to additional borrowings to finance our acquisition of ECP in the fourth quarter of 2011. During the three months ended September 30, 2012, we recorded adjustments to the fair value of our contingent payment liabilities resulting in expense of $1.9 million, without any similar adjustments in the prior year period. Adjustments to our contingent consideration liabilities may cause variability in our results of operations, as changes in the assumptions used to measure the fair value of the liabilities may result in net gains or losses from period to period. In the third quarter of 2012, the impact of foreign currency fluctuations in the British pound, the Canadian dollar, and other currencies was a gain of $0.5 million compared to a loss of $0.7 million in the third quarter of 2011. We increased our collections of fees for late payments, which increased other income by $0.6 million over the prior year quarter.
Provision for Income Taxes. Our effective income tax rate was 35.1% and 38.5% for the three months ended September 30, 2012 and 2011, respectively. Our international operations, which we expanded in the fourth quarter of 2011 with the ECP acquisition, contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions. Additionally, we recorded $1.3 million of favorable discrete tax adjustments in the three months ended September 30, 2012, primarily related to the revaluation of our net U.K. deferred tax liabilities as a result of reductions in the U.K. corporate income tax rate.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue. Our revenue increased 31.1% to $3.1 billion for the nine months ended September 30, 2012 from $2.3 billion for the comparable period of 2011. The increase in revenue was due to 28.4% acquisition related revenue growth and 2.9% organic growth, offset by 0.1% unfavorable impact from foreign exchange in our Canadian operations. Acquisition related revenue growth for the first nine months of 2012 totaled $661.8 million, which included $481.6 million from our fourth quarter 2011 acquisition of ECP. Our organic revenue from the sale of recycled and remanufactured products grew 6.6% primarily as a result of higher volumes, which resulted from higher inventory purchases that contributed to a greater volume of parts available for sale. Our organic revenue growth in aftermarket, other new and refurbished products of 4.0% for the nine months ended September 30, 2012 is primarily a result of higher sales volumes beginning late in the second quarter and through the third quarter. The volume increase was split between the European and North American operations, with each contributing approximately half of the growth. New ECP branches drove the volume improvement in Europe, while North America benefitted from greater alternative parts usage. Organic revenue growth was negatively affected by milder winter weather conditions in the first quarter and into the beginning of the second quarter of 2012 as the milder winter weather contributed to fewer and less severe vehicle accidents, resulting in lower insurance claims activity. The organic growth in parts and services revenue was partially offset by an 8.2% reduction in other revenue primarily due to declining scrap steel and other metals prices.
Cost of Goods Sold. Our cost of goods sold increased to 58.1% of revenue in the nine months ended September 30, 2012 from 57.1% of revenue in the comparable period of 2011. The higher cost of goods sold during the nine months ended September 30, 2012 is partially a result of the continued decline in scrap metals prices beginning in the second quarter of 2012. During the second and third quarters of 2012, the prices we received for scrap metal declined relative to the cost of the scrap component of the cars that we crushed, while in the comparative prior year period scrap metal prices increased. The resulting margin compression in our Self Service and Wholesale - North America segments contributed 0.9% of the gross margin decrease. Our acquisition of ECP, which generates lower gross margins than our North American business because of a greater weighting on lower margin mechanical products, increased our costs of goods sold as a percentage of revenue by 0.4%. These increases in our cost of goods sold were partially offset by a gain on lawsuit settlements with certain of our aftermarket product suppliers totaling $17.2 million, which reduced cost of goods sold by 0.6% of revenue. Refer to Note 7, "Commitments and Contingencies" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the lawsuit settlements.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the nine month period ended September 30, 2012 decreased to 8.3% from 9.1% for the comparable period of 2011. The decrease was primarily due to lower facility and warehouse expense in our European operations due to factors described in our discussion of the three month comparative results above.
Distribution Expenses. As a percentage of revenue, distribution expenses for the nine months ended September 30, 2012 increased to 9.1% compared to 8.7% during the comparable prior year period. Distribution expenses in the first nine months of 2012 reflect an increase of 0.2% over the prior year period due to relatively higher distribution costs as a percentage of revenue in our European operations due to factors described in the discussion of our three month comparative results above. In our North American operations, higher compensation costs increased distribution expense by 0.2% of revenue.
Selling, General and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses increased to 11.9% for the nine months ended September 30, 2012 from 11.8% for the comparable prior year period. The increase was primarily driven by 0.4% higher personnel expenditures in our European operations as a result of the factors described in the discussion of our three month comparative results above. The impact of higher selling expenses in our European operations was partially offset by a reduction in general and administrative personnel expenditures, including incentive compensation, as a percentage of revenue in our North American operations as we continued to leverage our corporate workforce in periods of rising total revenue.
Restructuring and Acquisition Related Expenses. During the nine months ended September 30, 2012 and 2011, we incurred $2.6 million and $5.3 million of restructuring and acquisition related expenses, respectively. In the first nine months of 2012, we incurred $1.1 million to execute our restructuring plan to consolidate our bumper and wheel refurbishing product lines. We also incurred $1.5 million of restructuring and acquisition related expenses related to the integration of certain of our 2011 and 2012 acquisitions into our existing business. Restructuring and acquisition related expenses during the nine months ended September 30, 2011 included integration activities related to our purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel, our 2010 acquisition of Cross Canada, and acquisition related expenses for our acquisition of ECP effective October 1, 2011. See Note 10, "Restructuring and Acquisition Related Expenses" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.5% for each of the nine month periods ended September 30, 2012 and 2011. Higher expense in 2012 resulting from our increased levels of property and equipment and higher levels of intangible assets as a result of business acquisitions was offset by continued leveraging of our existing facilities to support organic and acquisition related revenue growth.
Other Expense, Net. Total other expense, net increased to $21.1 million for the nine months ended September 30, 2012 from $19.8 million for the comparable prior year period. The increase was primarily due to an increase in interest expense of $5.7 million over the prior year period, partially offset by a $5.3 million loss on debt extinguishment recognized in 2011 related to the write off of debt issuance costs in conjunction with the execution of our senior secured credit agreement. The increase in interest expense during the first nine months of 2012 was due to higher average outstanding bank borrowings of $901 million compared to $584 million during the prior year period, primarily as a result of additional borrowings to finance our acquisition of ECP in the fourth quarter of 2011. The effect of our higher average debt levels was partially offset by a reduction in our average effective interest rate on bank borrowings to 3.1% during the nine months ended September 30, 2012 from 3.7% during the nine months ended September 30, 2011, resulting from lower interest rates under the new credit agreement executed in March 2011. During the nine months ended September 30, 2012, we recognized $1.8 million of expense as a result of fair value adjustments to our contingent payment liabilities, while we recognized a $1.6 million gain during the prior year period. In the nine months ended September 30, 2012, the impact of foreign currency fluctuations in the British pound, the Canadian dollar, and other currencies was a gain of $0.6 million compared to a loss of $0.5 million in the prior year period. We increased our collections of fees for late payments, which increased other income by $1.4 million over the prior year period.
Provision for Income Taxes. Our effective income tax rate was 36.3% and 38.7% for the nine months ended September 30, 2012 and 2011, respectively. Our international operations, which we expanded in the fourth quarter of 2011 with the ECP acquisition, contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions. Additionally, we recorded $1.2 million of favorable discrete tax adjustments in the nine months ended September 30, 2012, primarily related to the revaluation of our net U.K. deferred tax liabilities as a result of reductions in the U.K. corporate income tax rate.
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
The following table presents our financial performance, including revenue and earnings before interest, taxes, and depreciation and amortization (“EBITDA”) by reportable segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
North America	$835,324	$783,898	$2,547,743	$2,330,230
Europe	181,383	—	507,272	—
Total revenue	$1,016,707	$783,898	$3,055,015	$2,330,230
EBITDA
North America(1)	$89,265	$98,376	$331,140	$311,133
Europe(2)	20,079	—	55,669	—
Total EBITDA	$109,344	$98,376	$386,809	$311,133

(1)
EBITDA for the three and nine months ended September 30, 2012 includes gains of $0.5 million and $17.2 million, respectively, resulting from settlements of a class action lawsuit against several of our suppliers as discussed in Note 7, "Commitments and Contingencies" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)
EBITDA for the three and nine months ended September 30, 2012 includes losses of $2.1 million and $1.9 million, respectively, from the change in fair value of the ECP contingent consideration liabilities as discussed in Note 6, "Fair Value Measurements" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We adjust the fair value of contingent consideration liabilities each quarter, and the change in the fair value may be either an increase or decrease to EBITDA for the segment based on changes to the underlying assumptions used in the fair value calculation.

The key measure of segment profit or loss reviewed by our chief operating decision maker is EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment’s percentage of consolidated revenue. Segment EBITDA excludes depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization. See Note 12, "Segment and Geographic Information" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total EBITDA to Net Income.
Since we presented a single reportable segment (North America) until the acquisition of ECP effective October 1, 2011, the discussion of the consolidated results of operations covers the factors driving the year over year performance of our North American segment and includes the effect of the European results of operations on our consolidated results. Results for our European segment will not have a comparative period until the fourth quarter of 2012. However, compared to its unaudited results for the three and nine months ended September 30, 2012, ECP has achieved revenue growth of 28% and 25%, respectively, primarily through higher sales volumes at existing locations as well as new branches. ECP continued to expand its branch network by opening 30 new locations in the U.K. during the nine months ended September 30, 2012.
2012 Outlook
We estimate that full year 2012 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities), will be in the range of $265 million to $272 million and $0.88 to $0.91 (on a split adjusted basis), respectively.
Liquidity and Capital Resources
Our primary sources of ongoing liquidity are cash flows from our operations and our credit agreement. Our credit agreement, which was executed on March 25, 2011 and subsequently amended and restated on September 30, 2011, provides for total borrowings of up to $1.4 billion, consisting of a $950 million revolving credit facility (including up to $500 million available in foreign currencies) and up to $450 million of term loan borrowings. In the nine months ended September 30, 2012, we borrowed $200 million of available term loans under the credit agreement, which were used to pay down a portion of our outstanding revolving credit facility borrowings. As of September 30, 2012, the outstanding obligations under the credit agreement totaled $845.9 million, composed of $426.3 million of term loans and $419.6 million of revolver borrowings. After giving effect to outstanding letters of credit, our availability under the revolving credit facility at September 30, 2012 was $482.9 million. We do not expect to utilize the revolver as a primary source of funding for working capital needs as we expect our cash flows from operations to be sufficient for that purpose, but we do maintain availability as we continue to expand our facilities and network. Cash and equivalents at September 30, 2012 totaled $69.2 million.
Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our credit agreement at September 30, 2012 (after giving effect to the interest rate swap contracts in force, described in Note 5, "Derivative Instruments and Hedging Activities" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) was 2.9%. Of our outstanding credit agreement borrowings of $845.9 million and $901.4 million at September 30, 2012 and December 31, 2011, $28.8 million and $12.5 million were classified as current maturities, respectively. The increase in the current portion of outstanding credit agreement borrowings was a result of the draw of the additional $200 million term loan during the nine months ended September 30, 2012 combined with higher term loan payments beginning in the first nine months of 2013.
On September 28, 2012, we entered into a three year receivables securitization facility with Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU"), which we expect will provide borrowing capacity at lower commercial paper rates and assist us in maintaining availability under the revolving credit facility as we continue to expand our business organically and through acquisitions. At the end of the initial three year term, the financial institutions party to the agreement may elect to renew their commitments and thereby extend the agreement. Under the terms of the securitization facility, certain of our subsidiaries (the "Originators") sell certain of their trade receivables to a bankruptcy-remote special purpose wholly owned subsidiary, LKQ Receivables Finance Company, LLC ("LRFC"), which in turn sells an ownership interest in the receivables on a revolving basis to BTMU for the benefit of conduit investors for up to $80 million in cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LRFC has reinvested and will reinvest such receivables payments to purchase additional receivables from the Originators, subject to the Originators generating sufficient eligible receivables to sell to LRFC in replacement of collected balances. As the receivables are held by LRFC, a separate bankruptcy-remote corporate entity, they are available first to satisfy the creditors of LRFC. The initial proceeds of $77.3 million were used for the repayment of outstanding revolver borrowings under the credit agreement. As of September 30, 2012, the interest rate on our receivables facility borrowings was 1.07%.
The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $319.7 million and $932.0 million during the three and nine months ended September 30, 2012, respectively, and $188.2 million and $540.5 million in the comparable periods of 2011. The increase in aftermarket inventory purchases was primarily driven by our fourth quarter 2011 acquisition of ECP, which contributed $118.3 million and $327.3 million for the three and nine months ended September 30, 2012, respectively. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 60,000 and 186,000 wholesale salvage vehicles in the three and nine months ended September 30, 2012, respectively, and 57,000 and 169,000 in the comparable periods of 2011. In addition, we acquired approximately 106,000 and 302,000 lower cost self service and crush only vehicles in the three and nine months ended September 30, 2012, respectively, and 90,000 and 262,000 in the comparable periods of 2011. Our heavy-duty truck purchases included 2,100 and 5,600 heavy and medium-duty trucks in the three and nine month periods ended September 30, 2012, respectively, compared to 1,600 and 4,100 for the comparable prior year periods.
Net cash provided by operating activities totaled $182.1 million for the nine months ended September 30, 2012, compared to $159.2 million for the same period of 2011. In 2012, our EBITDA increased by $75.7 million compared to the prior year period, due to both acquisition related growth and organic growth. The increase in EBITDA was partially offset by $27.3 million in higher income tax payments compared to income tax payments made in the first nine months of 2011 as a result of greater pretax earnings. The first nine months of 2012 reflected higher bonus payments of $1.8 million compared to the prior year as well as $5.9 million of payments under our long term incentive plan. Due to higher outstanding debt levels, cash payments for interest exceeded payments in the prior year period by $5.2 million. Insurance policy payments in the first nine months of 2012 were $3.7 million higher than the prior year period primarily as a result of additional insurance policies for our European operations acquired in the fourth quarter of 2011. Other operating cash outflows during the first nine months of 2012 exceeded the prior year period primarily due to the timing of payments of various accrued liabilities.
Net cash used in investing activities totaled $193.1 million for the nine months ended September 30, 2012, compared to $240.3 million for the same period of 2011. We invested $133.1 million of cash, net of cash acquired, in business acquisitions during the first nine months of 2012, compared to $180.5 million for business acquisitions in the comparable prior year period. Property and equipment purchases were $60.6 million in the nine months ended September 30, 2012 compared to $61.3 million in the prior year period.
Net cash provided by financing activities totaled $31.3 million for the nine months ended September 30, 2012, compared to $30.7 million during the nine months ended September 30, 2011. In the first nine months of 2012, we borrowed $200 million of available term loans under the credit agreement, as well as $77.3 million under the receivables securitization facility executed in September. The proceeds of these borrowings were used to pay down a portion of our outstanding revolving credit facility borrowings. Excluding these repayments, we borrowed a net $29.5 million under our revolving credit facility, primarily to fund acquisitions. In the prior year period, our initial draw under the credit agreement of $591.8 million (including $250.0 million of term loan borrowings and $341.8 million of revolver borrowings) was used to pay off amounts outstanding under the previous credit facility. Subsequent net draws on the revolving credit facility in the nine months ended September 30, 2011 totaled $35.6 million. We made $14.4 million of scheduled term loan payments in the first nine months of 2012, which exceeded the prior year term loan payments of $6.3 million as a result of the higher term loan levels due to the incremental $200 million term loan borrowing in January 2012. We also made one fewer scheduled term loan payment in the prior year period due to the refinancing of the credit facility in the first quarter of 2011. Related to the execution of the 2011 credit agreement, we paid $10.8 million of debt issuance costs during the nine months ended September 30, 2011. Payments of other obligations, which included primarily acquisition related notes payable, totaled $8.9 million for the nine months ended September 30, 2012, compared to $1.7 million during the nine months ended September 30, 2011. Cash generated from exercises of stock options provided $14.2 million and $7.5 million in the nine months ended September 30, 2012 and 2011, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $11.1 million and $5.6 million in the nine months ended September 30, 2012 and 2011, respectively.
We intend to continue to evaluate markets for potential growth through the internal development of distribution centers, processing and sales facilities, and warehouses, through further integration of our facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions. Our credit agreement and recently executed receivables facility provide additional sources of liquidity to fund acquisitions, which we expect will support our strategy to supplement our organic growth with acquisitions.
We believe that our current cash and equivalents, cash provided by operating activities and funds available from bank borrowings will be sufficient to meet our current operating and capital requirements. However, we may, from time to time, raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
2012 Outlook
We estimate that our capital expenditures for 2012, excluding business acquisitions, will be between $90 million and $100 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be approximately 20% of the total for 2012. We anticipate that net cash provided by operating activities for 2012 will be in the range of $240 million to $270 million.
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
Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the prime rate, the London InterBank Offered Rate, or the Canadian Dealer Offered Rate. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JPMorgan Chase Bank, N.A., Bank of America, N.A., and RBS Citizens, N.A.) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense. As of September 30, 2012, we held seven interest rate swap contracts representing a total of $520 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. In total, we had 74% and 69% of our variable rate debt under our credit facility at fixed rates at September 30, 2012 and December 31, 2011, respectively. These swaps have maturity dates ranging from October 2013 through December 2016. These contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. As of September 30, 2012, the fair market value of these swaps was a liability of $17.3 million. The values of such contracts are subject to changes in interest rates.
At September 30, 2012, we had $297 million of variable rate debt that was not hedged, including $77.3 million of outstanding debt under the receivables securitization facility, which bears interest based on commercial paper rates. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rates, interest expense would change by $3 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin rate. As of September 30, 2012, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business acquired in the second quarter of 2012. The notional amount and fair value of these forward contracts at September 30, 2012 were immaterial.

Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our recently acquired aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. With our acquisition of ECP in the fourth quarter, we began hedging our exposure to foreign currency fluctuations for certain of our purchases for our U.K. operations. The notional amount and fair value of these foreign currency forward contracts at September 30, 2012 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Other than a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate pound sterling and Canadian dollar cash flows that can be used to fund debt payments. As of September 30, 2012, we have amounts outstanding under our revolver facility denominated in pounds sterling of £82.5 million and Canadian dollars of CAD $55.3 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2012 to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

The Office of the District Attorney of Harris County, Texas has advised us that it is investigating a possible violation of the Texas Clean Water Act in connection with alleged discharges of petroleum products at two of our facilities in Texas. We are in negotiations with the Office of the District Attorney to resolve this matter. The resolution will likely involve a monetary payment to Harris County for the alleged violations at each location. The amount of each payment individually and the amount of the payments in the aggregate are expected to have a de minimus effect on our financial position, results of operations and cash flows.

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

10.1
Receivables Sale Agreement dated as of September 28, 2012 among Keystone Automotive Industries, Inc., as an Originator, Greenleaf Auto Recyclers, LLC, as an Originator, and LKQ Receivables Finance Company, LLC, as Buyer (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on October 4, 2012).

10.2
Receivables Purchase Agreement dated as of September 28, 2012 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on October 4, 2012).

10.3
Performance Undertaking, dated as of September 28, 2012 by LKQ Corporation in favor of LKQ Receivables Finance Company, LLC (incorporated herein by reference to Exhibit 10.3 to the Company's report on Form 8-K filed with the SEC on October 4, 2012).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2012.

LKQ CORPORATION

/s/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller (As duly authorized officer and Principal Accounting Officer)