Form 10-K
period 2012-12-31
LKQ CORP
filed 2013-03-01
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50404
________________________________________
LKQ CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________

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
________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $4.9 billion (based on the closing sale price on the NASDAQ Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 22, 2013 was 298,370,916.
Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 6, 2013, described in Part III hereof, are incorporated by reference in this report.

PART I
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements. Words such as "may," "will," "plan," "should," "expect," "anticipate," "believe," "if," "estimate," "intend," "project" and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things:

•	uncertainty as to changes in North American and European general economic activity and the impact of these changes on the demand for our products and our ability to obtain financing for operations;

•	fluctuations in the pricing of new original equipment manufacturer (“OEM”) replacement products;

•	the availability and cost of our inventory;

•	variations in the number of vehicles sold, vehicle accident rates, miles driven, and the age profile of vehicles in accidents;

•	changes in state or federal laws or regulations affecting our business;

•	changes in the types of replacement parts that insurance carriers will accept in the repair process;

•	inaccuracies in the data relating to industry size published by independent sources upon which we rely;

•	changes in the level of acceptance and promotion of alternative automotive parts by insurance companies and auto repairers;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	increasing competition in the automotive parts industry;

•	uncertainty as to the impact on our industry of any terrorist attacks or responses to terrorist attacks;

•	our ability to operate within the limitations imposed by financing arrangements;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	declines in the values of our assets;

•	fluctuations in fuel and other commodity prices;

•	fluctuations in the prices of scrap metal and other metals;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	our ability to identify sufficient acquisition candidates at reasonable prices to maintain our growth objectives;

•	our ability to integrate and successfully operate acquired companies and any companies acquired in the future and the risks associated with these companies;

•	claims by OEMs or others that attempt to restrict or eliminate the sale of alternative automotive products;

•	termination of business relationships with insurance companies that promote the use of our products;

•	product liability claims by the end users of our products or claims by other parties who we have promised to indemnify for product liability matters;

•	currency fluctuations in the U.S. dollar versus other currencies and currency fluctuations in the pound sterling versus other currencies;

•	periodic adjustments to estimated contingent purchase price amounts;

•	instability in regions in which we operate, such as Mexico, that can affect our supply of certain products; and

•	interruptions, outages or breaches of our operational systems, security systems, or infrastructure as a result of attacks on, or malfunctions of, our systems.
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
NOTE REGARDING STOCK SPLIT
In 2012, our Board of Directors approved a two-for-one split of our common stock. The stock split was completed in the form of a stock dividend that was issued on September 18, 2012 to stockholders of record at the close of business on August 28, 2012. The stock began trading on a split adjusted basis on September 19, 2012. The Company’s historical share and per share information within this Annual Report on Form 10-K has been retroactively adjusted to give effect to this stock split.

ITEM 1.     BUSINESS
OVERVIEW
LKQ Corporation ("LKQ" or the "Company") provides replacement parts, components and systems needed to repair cars and trucks. Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers ("OEMs"), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as aftermarket products; recycled products originally produced by OEMs; used products that have been refurbished; and used products that have been remanufactured.
We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products, recycled collision and mechanical products, refurbished collision replacement products such as wheels, bumper covers and lights, and remanufactured engines. Collectively, we refer to our products as alternative parts. We are the nation's largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States. Our wholesale operations also reach most major markets in Canada, and we are a leading provider of alternative vehicle mechanical replacement products in the United Kingdom. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products. We have organized our businesses into three operating segments: Wholesale—North America; Wholesale—Europe; and Self Service. We aggregate our North American operating segments (Wholesale—North America and Self Service) into one reportable segment, resulting in two reportable segments: North America and Europe. See Note 15, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for financial information by reportable segment and by geographic region.
We obtain the majority of our aftermarket inventory from automotive parts manufacturers and distributors based in the U.S., Taiwan, Europe and China. We procure recycled automotive products mainly by purchasing salvage vehicles, typically severely damaged by collisions and primarily sold at salvage auctions or pools, and then dismantling and inventorying the parts. The refurbished and remanufactured products that we sell, such as wheels, bumper covers, lights and engines, originate from the salvage vehicles bought at auctions and from parts received in trade from customers purchasing replacement products from us.
The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. We indirectly rely on insurance companies, which ultimately pay for the majority of collision repairs of insured vehicles, to help drive demand. Insurance companies tend to exert significant influence in the vehicle repair decision. Because of their importance to the process, we have formed relationships with certain insurance companies in North America for which we are designated a preferred products supplier. We are attempting to establish similar relationships with insurance companies in Europe.
We provide customers with a value proposition that includes high quality products at lower cost than new OEM products, extensive product availability due to our expansive distribution network, responsive service and quick delivery. The breadth of our alternative parts offerings allows us to serve as a "one-stop" solution for our customers looking for the most cost effective way to provide quality repairs.
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
HISTORY
Since our formation in 1998, we have grown through internal development and over 150 acquisitions. Today, LKQ is the only supplier of alternative parts for the automotive collision and mechanical repair industry with a network and presence serving most major markets in the U.S. and Canada. We are also the largest supplier of automotive aftermarket products, reaching most major markets, in the U.K.
Initially formed through the combination of a number of wholesale recycled products businesses located in Florida, Michigan, Ohio and Wisconsin, LKQ grew to be a leading source for recycled automotive collision and mechanical products. We subsequently expanded through acquisitions of aftermarket, recycled, refurbished and remanufactured product suppliers and manufacturers, and also expanded into the self service retail business. The most significant increase to our business was through the acquisition of Keystone Automotive Industries, Inc. in October 2007, which, at the time of acquisition, was the leading domestic distributor of aftermarket products, including collision replacement products, paint products, refurbished steel bumpers, bumper covers and alloy wheels.

In October 2011, we expanded our operations into the European automotive aftermarket business through our acquisition of Euro Car Parts Holdings Limited ("ECP"). As of December 31, 2012, ECP operated out of 130 branches, supported by a national distribution center and nine regional hubs from which multiple deliveries are made each day. ECP's product offerings are primarily focused on automotive aftermarket mechanical products, many of which are sourced from the same suppliers that provide products to the OEMs. The expansion of our geographic presence beyond North America into the European market offers an opportunity to us as that market has historically had a low penetration of alternative collision parts.
In 2012, we made 30 acquisitions in North America, including 22 wholesale businesses and eight self service retail operations. These acquisitions enabled us to expand our geographic presence and enter new markets. Additionally, two of our acquisitions were completed with a goal of improving the recovery from scrap and other metals harvested from the vehicles we purchase: a precious metals refining and reclamation business, which we acquired with the goal of improving the profitability of the precious metals we extract from our recycled vehicle parts; and a scrap metal shredder, which we expect will improve the profitability of the scrap metals recovered from the vehicle hulks in certain of our recycled product operations.
Subsequent to December 31, 2012, we completed the acquisition of an aftermarket product distributor in the U.K. and a paint distribution business in Canada. We expect to make additional strategic acquisitions in 2013 in domestic and international markets as we continue to build an integrated distribution network offering a broad range of alternative parts.
STRATEGY
We are focused on creating economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products, and by expanding into other product lines and businesses that may benefit from our operating strengths. We believe a supply network with a broad inventory of quality alternative collision and mechanical repair products, high fulfillment rates and superior customer service will provide us with a competitive advantage. Other than OEMs, the competition in the markets that we serve is extremely fragmented and the supply of products tends to be localized, often leading to low fulfillment rates, particularly with recycled products. In North America, the distribution channels for aftermarket and refurbished products have historically been distinct and separate from those for recycled and remanufactured products despite serving the same customer segment. We provide value to our customers by bringing these two channels together to provide a broader product offering. To execute our strategy, we are expanding our network of dismantling plants and warehouses in major metropolitan areas and employing a distribution system that allows for order fulfillment from regional warehouses located across the U.S. and Canada. By increasing local inventory levels and expanding our network to provide timely access to a greater range of parts, we have increased fulfillment rates beyond the levels that we believe most of our competitors realize, particularly for recycled products. We believe opportunities exist beyond our North American operations to introduce the benefits of an integrated distribution network that supplies alternative parts.
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
We believe there are growth opportunities in new primary and secondary markets in the U.S., Canada and Europe. We intend to expand our market coverage through a combination of internal development and acquisitions in new regions and adjacent markets. Our broad network allows us to initially enter new, adjacent markets by establishing local redistribution facilities, avoiding the need for significant upfront capital outlays to establish local dismantling capabilities and inventories. We also believe opportunities exist to leverage our national distribution network to expand into complementary product lines as we have done with our remanufactured engines and paint products.
Strong business relationships
We have developed business relationships with automobile insurance companies, collision and mechanical repair shops, suppliers and other industry participants. We believe that insurance companies, as payers for many repairs, take active roles in the selection of alternative replacement products for vehicle repairs in order to minimize the repair portion of the claims costs and reduce cycle time. On behalf of certain insurance companies, we provide a review of vehicle repair estimates so they may assess the opportunity to increase usage of alternative products in the repair process, thereby reducing their costs. Our employees also provide quotes for our products to assist several insurance companies with their estimate and settlement processes. We also work with insurance companies and vehicle manufacturers to procure salvage vehicles directly from them on a selected basis, which provides us with an additional source of supply and offers lower transaction costs to sellers of low value salvage vehicles. We believe we are positioned to take advantage of the increasing importance these industry participants have in the repair process and will continue to look for ways to enhance our relationships with them.
We provide quality assurance programs that offer additional product support to automobile insurance companies. These product support programs identify specific subsets of aftermarket products by vendor and product type that can be used in the repair of vehicles that these companies insure. The programs typically offer aftermarket products that have been produced by manufacturers certified by a third party testing lab. We may provide additional validation of the quality of the products beyond our standard warranties, and identification details that make the products traceable back to a manufacturer's specific production run.
To strengthen our relationship with collision shops, we developed "Keyless," a program that enables collision repair shops to link their estimating systems with our aftermarket and recycled inventory. It is compatible with all of the major estimating systems, and in 2012 certain of the estimating systems began using technologies that are fully integrated with our inventory system. These solutions provide real-time inventory availability and encourage the use of alternative products by indicating to the collision shop the availability of applicable alternative products at the time of the estimate. It also provides demand information to our purchasing department and offers sales leads for our sales representatives.
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
We deploy inventory management systems at our facilities that are similar to those used by leading distribution companies. We make extensive use of bar code technology and wireless data transmission to track parts from the time a vehicle or product arrives at a facility to its placement on a truck for delivery to the customer. With this real-time information, the sales representatives in our North American wholesale operations can quickly and reliably determine the availability of our inventory to better address our wholesale customers' needs. In the U.K., we use an integrated inventory management system that provides up-to-the-minute information on available stock by location to ensure availability of high-demand inventory. Based on daily sales activity, the system directs the needed overnight deliveries to replenish stock levels among the national distribution center, hubs and branch locations to ensure product availability to meet local customer demand.
Demand driven procurement
We believe efficient procurement of aftermarket products and salvage vehicles is critical to the growth of the operating results and cash flow of our business. We use information systems and proprietary methodologies to help us identify high demand aftermarket and recycled products. Our aftermarket inventory systems track products sold and sales lost due to a lack of inventory, and make purchase recommendations based on this information. The inventory systems also recommend purchases and transfers based on the extent and location of demand, as well as other replenishment factors. Our buying team reviews the recommendations and places orders accordingly. When we procure aftermarket products or refurbish collision replacement products such as wheels, bumper covers and lights, we focus on products that are in the most demand by the insured repair market. Our most popular aftermarket products are collision replacement products such as hoods and fenders, bumper covers, head lamps and tail lamps. Because lead times may take 40 days or more on imported products, sales volume and in-stock inventory are important factors in the procurement process.
Our information systems prioritize and recommend bid prices for the salvage vehicles we evaluate for purchase. Our processes and systems help to identify with a high degree of accuracy the value of the parts that can be recycled on a salvage vehicle and recommend a maximum purchase price to achieve our target profitability from the resale of the recycled products. We also use historical sales records of vehicles by model and year to estimate the demand for our products. Combining this information with proprietary data that aggregate customer requests for products, we are able to source aftermarket products and salvage vehicles at prices that we believe will allow us to sell products profitably.
High fulfillment rates
We manage local inventory levels to improve delivery time and maximize customer service. Improving local order fulfillment rates reduces transfer costs and delivery times, and improves customer satisfaction. Our ability to share inventory on a regional basis increases the availability of replacement products and also helps us to fill a higher percentage of our customers'

requests. We have developed regional trading zones within which we make our inventory available to our local facilities, mostly via overnight product transfers. We manage our purchasing and recycled product inventory on a regional basis to enhance the availability of the products that we believe will be in the highest demand within each region. We believe that our fulfillment rates are generally higher than the industry average, which distinguishes us from our competition.
Broad product offering
The breadth and depth of our inventory reinforces LKQ's ability to provide a "one-stop" solution for our customers' alternative vehicle replacement product needs. Customers place a high value on the availability of a broad range of vehicle replacement products. We are able to provide the collision and mechanical repair industry with premium products at costs typically 20% to 50% below new OEM replacement products. The availability of alternative products means that automobiles can be repaired at lower costs and contributes to cars being repaired rather than designated as total losses by insurance companies. In fact, many insurance companies in North America will not authorize the use of higher cost, new OEM replacement products if alternative products are available. Our ability to supply these products gives insurance companies the confidence to designate LKQ as a preferred supplier for their repair shops. With our distribution network that reaches the major markets in the U.S. and Canada, combined with our extensive range of products, we believe we are the only supplier that is able to support the insurance industry in this manner. We believe we will be positioned to provide similar services to the insurance industry in the U.K. as we expand our collision product offerings and continue to build the national distribution network there.
Our aftermarket and refurbished product lines are particularly broad, with more than 107,000 SKUs sold in North America in 2012. In order to address the multiple needs of our customers, we offer our Platinum Plus line of high quality aftermarket products with lifetime warranties and our Value Line of aftermarket products when cost is the main factor for vehicle repairs. Our U.K. operations also offer a broad range of products, with more than 112,000 individual SKUs sold in 2012.
Certain of our products are certified by independent organizations such as the Certified Automotive Parts Association ("CAPA") and NSF International ("NSF"). CAPA and NSF are associations that evaluate the functional equivalence of aftermarket collision replacement products to OEM collision replacement products. Members of CAPA and NSF include insurance companies, product distributors (including LKQ), collision repair shops and consumers. CAPA and NSF develop engineering specifications for aftermarket collision replacement products based upon examinations of OEM products; certify the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certify the materials, fit and finish of specific aftermarket collision replacement products.
In 2011, LKQ became the first automotive parts distributor to become certified under the NSF International Automotive Parts Distributor Certification Program, which addresses the needs of collision repair shops and insurers by maintaining quality management systems to address part traceability, service and quality. This certification program complements the existing parts certification program with NSF under which LKQ has a broad range of certified automotive collision replacement parts. Many major insurance companies have adopted policies recommending or requiring the use of products certified by CAPA or NSF. A number of CAPA and NSF certified products are also marketed under the Platinum Plus brand.
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
NORTH AMERICA SEGMENT
Wholesale Automotive Products
Our wholesale automobile product operations in North America are organized by geographic regions serving the U.S. and Canada that sell all four product types to collision and mechanical automobile repair businesses. Beginning in the fourth quarter of 2012, we aligned the reporting structure of our heavy-duty truck salvage yards with the geographic reporting structure of our wholesale operations, under which each of our wholesale regions incorporated the heavy-duty truck locations into the respective geographic boundaries. As a result, the heavy-duty truck yards that composed a separate operating segment prior to 2012 are included within the Wholesale - North America operating segment. By aligning the heavy-duty truck yards with our wholesale facilities that offer alternative parts for automobiles and light and medium-duty trucks, the heavy-duty truck operations will be able to leverage the distribution network of our wholesale operations and take advantage of cross-selling opportunities. As of December 31, 2012, our North American wholesale operations conducted business from more than 320 facilities.
As we have combined the distribution channels for our alternative parts offerings, we also leverage our facility and warehouse costs and improve local product availability by locating multiple product operations together. Our aftermarket product operations may include a combination of sales, warehousing and distribution, and in many cases will be co-located with our refurbishing operations. Our recycled product operations, which we may also co-locate with aftermarket warehouses, typically have processing, sales, distribution and administrative operations on site, indoor and outdoor storage areas, and include a large warehouse with multiple bays to dismantle vehicles. Our engine remanufacturing operations are conducted primarily at our facility in Mexico, with sales, warehousing and distribution in the U.S.
Wholesale Aftermarket Products
Our 2012 sales included more than 89,000 SKUs of aftermarket automotive products, excluding refurbished products, for the most common models of domestic and foreign automobiles and light trucks, primarily for the repair of vehicles three to seven years old. Our principal aftermarket product types consist of those most frequently damaged in collisions, including automotive body panels, bumper covers and lights. In recent years, our expansion in complementary product types, such as paint and cooling products, contributed to the increase in our available products and has allowed us to better meet our customers' repair needs.
Platinum Plus is our exclusive product line offered in the Keystone brand of aftermarket products. The Platinum Plus products are held to high quality standards and tested by quality assurance teams. We provide a warranty for as long as a consumer owns the vehicle on which the product was installed. Many of our Platinum Plus products are used for repairs that are ultimately paid for by insurance companies and are part of our quality assurance programs.
We have also developed a product line called "Value Line" for more value conscious, often self-pay, consumers. Our Value Line products offer quality products at reasonable prices, providing additional choices for repairs or rebuilding of vehicles. The Value Line product line includes most product categories.
We distribute paint and other materials used in repairing damaged vehicles, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by us are purchased from numerous suppliers in the U.S. and Canada. Certain of these products are distributed under the brand "Keystone."
Procurement of Inventory
The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in the U.S. and Taiwan. In 2012, approximately 37% of our aftermarket purchases were made from our top four vendors, with our largest vendor providing approximately 12% of our inventory. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 5% of our supply of aftermarket products. We purchased approximately 42% of our aftermarket products directly from manufacturers in Taiwan and other Asian countries. Approximately 58% of our aftermarket products were purchased from vendors located in the U.S. and Canada. However, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries.
We benefit from an automated procurement system for aftermarket goods that makes order and inventory transfer recommendations using product sales and data for lost sales due to stockouts. Buyers review the system's recommendations and then place purchase orders or arrange for a redistribution of inventory to areas of higher demand. Typically six months after the products are introduced, the automated system has sufficient data to make order recommendations. For new products, we use vehicle volume and registrations by state to influence what new products should be ordered and where the stock should be located.
We have business arrangements with manufacturers to produce our Platinum Plus products. These agreements automatically renew for additional 12 month periods unless written notice is given. While we compete with other distributors for production capacity, we believe that our sources of supply and our relationships with our suppliers are satisfactory.
We usually receive orders within ten days from domestic suppliers. Foreign orders typically are shipped in sea containers directly to 94 of our aftermarket locations, and are received within 40 to 60 days from the date ordered. Beginning in 2012, we operate an aftermarket parts warehouse in Taiwan that aggregates inventory from certain of our vendors for shipment to our North American locations. We have 24 regional hubs and three distribution centers, which act as sources for our other non-container-direct aftermarket warehouse locations and serve as redistribution centers for our operations. This structure is designed to maximize our fulfillment rates as smaller branches can have a high fill-rate of next day availability.

Wholesale Recycled Products
Our most popular recycled products include engines, transmissions and axle assemblies, door assemblies, sheet metal products such as trunk lids, fenders and hoods, head and tail lamp assemblies and bumper assemblies. Some insurance companies mandate that the recycled products must be of the same model year or newer as the vehicle being repaired. As a result, the majority of the products we sell are from vehicles not more than ten years of age. We have adopted the industry's grading system based on the condition of the product, and factor product grades into our pricing decisions. Unlike aftermarket products that are individually boxed, recycled products are most frequently sold as subassemblies or multiple pre-assembled parts. Installing recycled products often means that collision shops not only save on product cost, but, because several products may come pre-assembled, the shops are also able to reduce labor costs.
Procurement of Inventory
We procure recycled products for our wholesale operations by acquiring damaged or totaled vehicles. Vehicles that have been declared "total losses" typically are sold at regional salvage auctions throughout the U.S. and Canada. Salvage auctions charge fees both to the suppliers of vehicles, primarily insurance companies, and to the purchasers, such as LKQ. Additionally, we typically pay third parties fees to tow the vehicles from the auction to our facilities.
The availability of the salvage vehicles we procure for our late model recycled product operations may be impacted by a variety factors, including the production level of new vehicles (which provides the source from which salvage vehicles ultimately come) and the portion of damaged vehicles declared total losses. Over the past several years, the frequency with which vehicles are declared total losses has increased as a result¸ we believe, of the rise in repair costs relative to vehicle replacement cost. In 2000, approximately 9% of accident claims resulted in a total loss; by 2012, this percentage increased to almost 14%. While the percentage of vehicles declared as total losses has increased, the supply of late model vehicles at auction has declined due to fewer cars produced in 2008 and 2009. New vehicle sales began to increase again in 2010, and industry reports project that new car sales will continue to grow over the next several years. These trends should increase the volume of salvage vehicles at auction.
In 2012, LKQ acquired 254,000 salvage vehicles for our wholesale recycled product operations with 97% purchased at salvage auctions. Prior to the scheduled auction date, our salvage buyers may preview the auctions online to investigate the vehicles to be sold and determine our interest in buying them. They obtain key information such as the model and mileage, and perform visual damage assessments to determine which parts on the targeted vehicles are recyclable. With the data from this preview, we deploy a bidding system that performs a valuation calculation for each vehicle. In order to recommend a maximum bid price, the calculation incorporates demand for a vehicle's recyclable parts, current inventory levels, average selling prices, auction costs, projected margins and instances of out-of-stock. Using this disciplined supply and demand procurement approach, we place bids on the targeted vehicles. In most cases, we attend auctions in person, although some of our purchasing is done through an online auction system.
We acquired 3% of the salvage vehicles we purchased for wholesale parts in 2012 directly from insurance companies, vehicle manufacturers, and other direct sellers. These arrangements eliminate the fees charged to the buyers and sellers by the salvage auction, often providing inventory with a lower initial expenditure of capital. Direct purchase agreements, while usually beneficial, have limited applicability to our procurement because vehicle auctions provide us with the flexibility to focus on sought after vehicles based on our bidding algorithms.
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
Products that are placed directly on our shelves are typically higher sales volume items such as engines, transmissions, door assemblies, head and tail lamp assemblies, bumper covers, trunk lids and fenders. Many of the recycled products we sell are subassemblies of multiple parts including quarter panels and front end assemblies. The subassemblies are cut from the vehicle bodies, usually using specific parameters provided by the repair shop at the time of sale.

If there is strong demand for products that are currently at high stock levels in our warehouses, we may choose to hold the vehicle for further dismantling at some future date when we are more likely to have a need for the parts. The holding period for partially dismantled car bodies will depend on the space available at the site. Once all of the parts of value have been removed, the remaining vehicle frame is crushed and sold to scrap processors.
Prior to placement on our warehouse shelves, each inventory item is given a unique bar code tag for identification and entered into our inventory tracking system. We utilize bar coding systems and wireless transmission to keep track of inventory from the time a product is removed and inventoried, to the time it is sold and put on a truck for delivery.
Refurbished and Remanufactured Products
As of December 31, 2012, we operated 27 plastic bumper and bumper cover refurbishing plants, a chrome bumper plating plant, 13 wheel refurbishing plants, three light refurbishing plants and four engine remanufacturing facilities.
When identifying the products that we refurbish or remanufacture, we focus on products that have high demand. The majority of our refurbished and remanufactured products are processed from cores obtained from salvage vehicles purchased by our recycled operations and damaged cores collected by our route delivery drivers from vehicles under repair by our customers. These products are accumulated from our wholesale operations at our core sorting facilities, and are then either sent to our refurbishing or remanufacturing facilities or sold in bulk to other mechanical remanufacturers. Our sales capacity for these products is limited by the availability of cores to refurbish.
In addition to the products we refurbish or remanufacture in-house, we sell some remanufactured mechanical products, such as engines and transmissions, acquired from other mechanical remanufacturers. Most of our refurbished and remanufactured products are sold through our wholesale distribution channels. The balance is sold to retail automotive stores, wholesale distributors and via internet sales.
Heavy-Duty Truck Products
LKQ started its heavy-duty recycled truck product operations in 2008 with the acquisition of a recycler based in Houston, Texas. As of December 31, 2012, we had a total of 27 facilities in the U.S. and Canada. We began our recycled truck operations with a belief that a network offering alternative repair products for heavy-duty trucks would provide similar opportunities as our wholesale product distribution network for automobiles and light and medium-duty trucks. By including our heavy-duty truck yards in the geographic regions of our wholesale business beginning in the fourth quarter of 2012, we expect to leverage the established distribution network of our wholesale operations for the benefit of these heavy-duty truck operations.
Our inventory is comprised of used heavy- and medium-duty trucks, usually at least five years old, which are purchased at salvage and truck auctions or directly from insurance companies or large fleet operators. During 2012, we purchased approximately 8,200 vehicles. Depending on the condition of the vehicles, they may be dismantled for parts or resold as running vehicles. If certain mechanical parts are damaged, such as transmissions, we may remanufacture them and offer them to our customers. The vehicles that are acquired for resale are typically special purpose or vocational use trucks such as those used for garbage pickup or cement delivery. If requested by the sellers of the vehicles, we provide an assurance that the vehicles will be sold to foreign buyers and exported to countries for use outside of the U.S., or to domestic buyers after the vehicles have been reconditioned and modified for use other than their original purpose.
Scrap and Other Materials
Our wholesale recycled product operations generate scrap metal and other materials that we sell to recyclers. Vehicles that have been dismantled for recycled products and "crush only" end of life vehicles acquired from other companies, including OEMs, are typically crushed using equipment on site. In other cases, we will hire mobile crushing equipment to crush the vehicles before they are transported to shredders and scrap metal processors. Damaged and unusable wheel cores are melted in our aluminum furnace and sold to consumers of aluminum ingot and sow for the production of various automotive products, including wheels. Beginning in 2012 with our acquisition of a precious metals refining and reclamation business, we also extract and sell the precious metals contained in certain of our salvage parts such as catalytic converters.
Customers
We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. Customers of our heavy-duty truck products may also include owner/operators, local cartage companies, or exporters. We also generate a portion of our revenue from scrap sales to metal recyclers. No single customer accounted for 2% or more of our revenue in 2012.

Repair Shops and Others
We sell the majority of our wholesale products to collision and mechanical repair shops. Industry reports estimate there were approximately 40,000 collision repair shops, including those owned by new car dealerships, in the U.S. in 2011. The same reports estimate there were approximately 77,000 general (including mechanical) repair garages, excluding new car dealership service departments, in the U.S. in 2011. The majority of these customers tend to be individually-owned small businesses, although the number of independent and dealer-operated collision repair facilities has declined 18% since 2006, as regional or national multiple location operators have increased their geographic presence through acquisitions, primarily in existing markets. We also sell our products to car rental companies and fleet management groups.
Insurance Companies
Automobile insurance companies wield significant influence on the demand for our products. While insurance companies do not pay for our products directly, they ultimately pay for the repair costs of insured vehicles in excess of any deductible amount. As a result, insurance companies often influence the types of products used in a repair.
Our presence in most major markets in the U.S. and Canada gives us a distinctive ability to benefit the major automobile insurance companies. Insurance companies generally operate at a national or regional level. The use of our products provides a direct benefit to these companies by lowering the cost of repairs, decreasing the time required to return the repaired vehicle to the customer, and providing a replacement product that is of high quality and comparable performance to the part replaced.
We assist insurance companies by providing high quality aftermarket, recycled, refurbished and remanufactured products to collision repair shops, especially to repair shops that are part of an insurance company's Direct Repair Program ("DRP") network. A repair shop participating in a DRP is referred potential work from the insurance company in exchange for providing assurances to the insurance company of quality, timeliness and cost. Industry reports indicate that over half of claims paid for by the top insurance companies in 2012 were paid through a DRP, compared to just over 40% in 2008. To meet the needs of the DRPs, professional repairers have been required to become fluent in claims handling. Our Keyless system assists these repairers by indicating the availability of alternative products as replacements for damaged OEM products. This data also helps insurance companies monitor the body shops' compliance with its DRP product guidelines that might, for instance, stipulate the use of the lowest cost products that meet quality specifications. In addition, in some markets insurance companies are able to dispose of low value total loss vehicles directly to us so they can save the transaction fees associated with selling these vehicles through salvage auctions.
Sales and Marketing
In the case of repairs paid for as a result of insurance claims, which industry publications estimate are approximately 85% of all repairs, insurance companies give collision repair shops directives as to what type of replacement products are eligible for reimbursement. Typically insurance carriers have established a hierarchy or decision tree prioritizing the types of products to be used for repairs. As an example, a protocol may require recycled products if available; if recycled products are not available, then refurbished products; and, if recycled or refurbished products are not available, aftermarket products. If none of these alternative product types is available, the shop may then use new OEM replacement products. As a body shop looks for products for a repair, the sourcing of products typically begins with a call to one of our recycled operations or one of our competitors. Our recycled sales personnel are encouraged to capture the sale as a "one-stop shop" and, if recycled products are out of stock, to fill orders from our refurbished or aftermarket product inventory. To support these efforts, we have provided our sales staff with access to both recycled and aftermarket sales systems, and we have developed sales incentive programs that encourage cross selling throughout our wholesale operations.
As of December 31, 2012, we had approximately 2,000 full-time sales staff in our North American wholesale operating segment. The full time sales personnel are located at sales desks at our facilities or at one of the regional call centers we operate. We deploy a call routing system that redirects overflow calls to alternative call centers, typically located within the same region. We also operate two other call centers, one to support national accounts, and the other to support insurance adjusters' needs and questions. Our sales personnel are encouraged to initiate outbound calls in addition to the inbound calls they handle. Our sales staff can use customer estimates from our Keyless estimating system to generate sales leads for both aftermarket and recycled products.
We are continually reviewing and revising the pricing of wholesale products. Our pricing specialists consider factors such as recent demand levels, inventory quantity on hand and turnover rates, new OEM product prices and local competitive pricing, with the goal of optimizing revenue. We set list prices and then sell items at a discount to list, with the discount typically based on each customer's purchasing volume. We may adjust prices during the year in response to material price changes of new OEM replacement products.

We believe our commitment to stock inventory in local warehouses, supplemented by the inventory sharing system within our regional trading zones, improves our ability to meet our customers' requirements more frequently than our competitors and gives us a competitive advantage.
Distribution
We have a distribution network of over 320 wholesale plants and warehouses across the U.S. and Canada, of which 52 function as large hub or cross dock facilities. Our network of facilities allows us to develop and maintain our relationships with local repair shops while providing a level of service that is made possible by our nationwide presence. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network.
We have developed an internal distribution network to allow our sales representatives to sell our products within regional trading zones, thus improving our ability to fulfill customer requests and accelerating inventory turnover. Each weekday we operate over 290 transfer runs between our cross dock facilities and our plants and warehouses within our regional trading zones to redistribute our alternative products for delivery on the next day. In addition, we have approximately 2,700 local delivery routes serving our customers each weekday.
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
The aftermarket product distribution business is highly fragmented and our competitors, other than OEMs, are generally independently owned distributors with one to three distribution centers. Similarly, we compete with domestic vehicle product recyclers, most of which are single-unit operators. In some markets, smaller competitors have organized affiliations to share marketing and distribution resources, including internet sites. We compete with alternative parts distributors on the basis of our nationwide distribution system, our product lines and inventory availability, customer service, our relationships with insurance companies, and to a lesser extent, price. We do not consider retail chains that focus on the do-it-yourself market to be our direct competitors since many of our wholesale product sales are paid for by insurance companies rather than the end user.
Manufacturers of new original equipment products sell the majority of automobile replacement products. We believe, however, that as the insurance and repair industries continue to recognize the advantages of aftermarket, recycled, refurbished and remanufactured products, the alternatives to new OEM replacement products will account for a larger percentage of total vehicle replacement product sales. Since 2008, alternative parts usage has increased from approximately 32% to 37% of the collision replacement product market. We compete with OEMs on the basis of price, service and product quality.
Self Service Retail Products
Our self service retail operations sell parts from older cars and light-duty trucks directly to consumers. In addition to revenue from the sale of parts, core and scrap, we charge a nominal admission fee to access the property. Our self service facilities typically consist of a fenced or enclosed area of several acres with vehicles stored outdoors and a retail building through which customers are able to access the yard. In 2012, we began rebranding most of our self service locations under the name "LKQ Pick Your Part." As of December 31, 2012, we conducted our self service operations from 62 facilities in North America.
Inventory
We acquire inventory for our self service retail product operations from a variety of sources, including but not limited to towing companies, auctions, the general public, insurance carriers, municipality sales and charitable organizations. We typically procure salvage vehicles that are more than seven model years old for our self service retail product operations. These vehicles are generally older and of lower quality than the salvage vehicles we purchase for our wholesale recycled product operations. Beginning in 2011, a reduction in the supply of these vehicles has contributed to increased car costs, which is partially a result of the 2009 "cash for clunkers" program that removed many vehicles from supply earlier in their life cycle. In 2012, we purchased approximately 416,000 lower cost self service and "crush only" vehicles.

Vehicles are delivered to our locations by the seller, or we arrange for transportation. Once on our property, minimal labor is required to process the vehicle other than removing the fluids, Freon, catalytic converters and hazardous materials. Vehicles are then placed in the yard for customers to remove parts. The vehicle inventory is usually organized according to domestic and import cars (further organized by make), passenger vans and trucks. In our self service business, availability of a specific part will depend on which vehicles are currently at the site and to what extent parts may have been previously sold. We usually keep a vehicle at our facility for 30 to 75 days, generally depending on the capacity of the yard, before it is crushed and sold to scrap metal processors. By maintaining a relatively short turnover period, we ensure that our inventory is continually updated with different car options or removed from the yard when the saleable parts are depleted.
Scrap and Other Materials
Our self service auto recycling operations generate scrap metal, alloys and other materials that we sell to recyclers. Vehicles that we no longer make available to the public and "crush only" vehicles acquired from other companies, including OEMs, are typically crushed using equipment on site. With our acquisition of a scrap metal shredder in Florida in 2012, we will begin shredding certain vehicle hulks ourselves in 2013. By shredding our hulks rather than selling them to a recycler, we expect to improve the recovery of the scrap metals contained in the vehicle hulks generated by local salvage operations.
Customers
The customers of our self service yards are frequently do-it-yourself mechanics, small independent repair shops servicing older vehicles and auto rebuilders. The scrap from the vehicle hulks, when not processed by us, is sold to recyclers, with whom we may also compete when procuring salvage vehicles for our operations.
Sales and Marketing
We list part prices for automobiles and light-duty trucks on regularly updated price sheets, with prices varying by part type, but not by make or model. For instance, four cylinder engines are priced the same regardless of vehicle make, model, age or condition. While we do not consider retail automotive chains to be our direct competitors, as their product offerings are focused on maintenance products and mechanical parts, we may reference their prices on certain parts as a benchmark to ensure our prices remain competitive.
Competition
There are competitors operating self service businesses in all of the markets in which we operate. In some markets, there are numerous competitors, often operating in close proximity to our operations. We try to differentiate our business by the quality of the inventory and the size and cleanliness of the property.
EUROPE SEGMENT
Wholesale Auto Products
Our European wholesale operating segment was formed in the fourth quarter of 2011 with our acquisition of ECP. We continued to expand our branch network in 2012 by opening 41 new locations in the U.K., including an extension to the national distribution center. This extension houses additional product lines, including certain collision repair products such as body panels and bumpers, some of which are marketed under the Platinum Plus brand we use in North America. As of December 31, 2012, we operated 130 branch locations supported by a national distribution center and nine regional hubs, which allows us to reach most major markets within the U.K. With its national distribution system and IT infrastructure, we believe ECP will serve as a platform to expand into complementary products to increase market penetration in this region, as well as to further develop a collision repair parts business similar to our North American wholesale operations.
Inventory
In 2012, we sold more than 112,000 SKUs of aftermarket products, primarily composed of mechanical aftermarket parts for the repair of vehicles three to 15 years old. Our top selling products include electrical products such as spark plugs and ignition coils, brake pads and sensors, steering and suspension parts and clutches and related parts. In 2012, our top 10 suppliers represented 32% of our inventory purchases, with our top supplier representing approximately 7% of our purchases. No suppliers outside of our top ten suppliers provided more than 3% of our annual purchases. The aftermarket products we distribute are purchased from vendors located primarily in the U.K. and other European countries. In 2012, we purchased 62% of our aftermarket products from companies in the U.K. and 23% of our products from other European countries. Most of the products we purchase in the U.K. are sourced from businesses headquartered in other European countries. Approximately 15% of our products were procured directly from vendors located primarily in China or Taiwan, some of which also supply collision parts for our Wholesale - North America operations.

We provide value to our customers by offering aftermarket products that, in many cases, are sourced from the same suppliers used by OEMs. By working directly with the manufacturers, we are able to eliminate intermediate steps in the parts supply chain to offer the same products for a lower price compared to OEMs. For many of our products, we also offer lower-cost lines for our customers that are more cost conscious.
Customers
We sell the majority of our products to over 38,000 professional repairers, including independent mechanical repair shops and collision repair shops. In addition to our sales to repair shops, we generate a portion of our revenue through sales to retail customers from our branch stores, which have historically represented less than 20% of our revenue. No single customer accounted for more than 2% of our revenue in 2012.
Sales and Marketing
To place an order, our customers will generally call a sales representative at the nearest branch. Using an electronic automotive exchange and our integrated IT platform displaying inventory availability, our sales representatives can locate for our customers the appropriate replacement part. We set list prices for our products, and then apply a discount off of list, primarily depending on each customer's purchasing volume. In 2012, we launched a business-to-business website with certain of our customers to enable them to place product orders online through a customized interface that includes detailed parts specifications, customer-specific pricing, local branch availability and account information. We believe this customer interface will result in fewer parts returns by improving order accuracy and will also reduce the time required by parts specialists to advise customers. Whether placed via a phone order or online, customer orders are filled from the local branch or routed to another location as necessary to fill the order.
Similar to our North American wholesale operations, insurance companies significantly influence the purchasing decisions for collision products in the U.K. We believe the historically low alternative collision parts usage percentage, which is currently less than 10%, provides an opportunity for us in this market, particularly as insurance companies look to lower their costs. As a result, we are attempting to establish business relationships with insurance companies and implement insurer-based marketing models to bring visibility to the cost savings that can be achieved through the use of alternative parts. As we continue to grow our collision parts offerings over time in this market, we believe we will be well-positioned to serve as a lower-cost alternative for insured repairs in the U.K.
Distribution
We employ a central stock replenishment system supported by our integrated IT platform to monitor historical demand, lost sales, and orders. Using this information, we are better able to appropriately stock our branches to meet customer requests. In addition to stocking our branches based on local inventory demand, beginning in 2012 all branch locations carry approximately 3,500 of the top selling SKUs to meet the demand of our national customers. Our typical branch location holds between 10% and 20% of our available SKUs, with nightly replenishment from our national distribution center and other distribution hubs. All of our branches can deliver certain in-stock parts within one hour. In the event that a branch does not have a requested part, the part is supplied by either a hub or the national distribution center within 24 hours. We deliver parts to our customers on our vans or third party motorcycles with 41,000 daily deliveries, or otherwise by third party carriers.
Competition
We view all suppliers of replacement repair products as our competitors, including other alternative parts suppliers and OEMs and their dealer networks. While we compete with all alternative parts suppliers, there are few with a distribution network reaching most major markets in the U.K. We believe we have been able to distinguish ourselves from other alternative parts suppliers primarily through our distribution network, which allows us to deliver our products quickly, as well as through our product lines and inventory availability, pricing and service. We compete with OEMs primarily on the basis of price, service and availability.
EMPLOYEES
As of December 31, 2012, we had approximately 20,300 employees. We are a party to a collective bargaining agreement with a union that represents 44 employees at our Totowa, New Jersey facility. Approximately 660 of our employees at our bumper refurbishing and engine remanufacturing operations in Mexico and 160 of our employees at our recycled parts facility in Quebec City, Canada are also represented by unions. Other than these locations, none of our employees is a member of a union or participates in other collective bargaining arrangements. We consider our employee relations to be good.
FACILITIES
Our corporate headquarters are located at 500 West Madison Street, Chicago, Illinois 60661. We also operate a field support center in Nashville, Tennessee that performs certain corporate functions, including accounting, procurement and information systems support. Our European operations maintain procurement, accounting and finance functions in Wembley, outside of London, England. In addition to these corporate offices, we have numerous operating facilities that handle wholesale and self service retail product operations. We operate out of more than 500 locations in total, most of which are leased. Many of our locations stock multiple product types or serve more than one function.
Included in our total locations are 131 facilities in the U.K., including the 500,000 square foot national distribution center in Tamworth that houses inventory to supply the hubs and branches of our U.K. operations. We also operate 37 facilities in Canada, five facilities in Central America, and two facilities in Mexico. In 2012, we opened an aftermarket parts warehouse in Taiwan to aggregate inventory for shipment to our locations in North America.
INFORMATION TECHNOLOGY
In our North American operations, our aftermarket operations use a third party facility management system. Additional third party software packages have been implemented to leverage the centralized data and information that a single system provides, such as a data warehouse to conduct enhanced analytics and reporting, an integrated budgeting system, an electronic data interchange tool, and eCommerce tools to enhance our online business-to-business initiatives—OrderKeystone.com and Keyless. The systems used by our aftermarket operations are also used by all of our refurbishing operations.
Our wholesale recycled product locations in North America operate an internally-developed, proprietary facility management system called LKQX. We believe that the use of a single system across all of our wholesale recycled product operations helps facilitate the sales process, allows for continued implementation of standard operating procedures, and yields improved training efficiency, employee transferability, access to our national inventory database, management reporting and data storage. The system also supports an electronic exchange process for identifying and locating parts at other select recyclers and facilitates brokered sales to fill customer orders for items not in stock.
Our remanufacturing operations currently operate on three separate IT systems, which we expect to transition to a single IT platform in the next year. We operate a single enterprise system for all of our heavy-duty truck operations that supports inter-region sales to reduce the potential for lost sales due to out-of-stock parts. In 2011, we completed the installation of a standardized point of sale system in our self service retail operations, which allows enhanced management reporting as well as improved system reliability.
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
Although we presently do not expect to incur any capital or other expenditures relating to environmental controls or other environmental matters in amounts that would be material to us, we may be required to make such expenditures in the future. Environmental laws are complex, change frequently and have tended to become more stringent over time. Accordingly, environmental laws may change or become more stringent in the future in a manner that could have a material adverse effect on our business.

Contamination resulting from vehicle recycling processes can include soil and ground water contamination from the release, storage, transportation, or disposal of gasoline, motor oil, antifreeze, transmission fluid, chlorofluorocarbons ("CFCs") from air conditioners, other hazardous materials, or metals such as aluminum, cadmium, chromium, lead, and mercury. Contamination from the refurbishment of chrome plated bumpers can occur from the release of the plating material. Contamination can migrate on-site or off-site which can increase the risk, and the amount, of any potential liability.
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
Anti-Car Theft Act
In 1992, Congress enacted the Anti-Car Theft Act to deter trafficking in stolen vehicles. The purpose of the law is to implement an electronic system to track and monitor vehicle identification numbers and major automotive parts. In January 2009, the U.S. Department of Justice implemented the portion of the system to track and monitor vehicle identification numbers. The portion of the system that would track and monitor major automotive parts would require various entities, including automotive parts recyclers like us, to inspect salvage vehicles for the purpose of collecting the part number for any "covered major part." The Department of Justice has not promulgated rules on this portion of the system, and therefore there has been no progress on the implementation of the system to track and monitor major automotive parts. However, if this system is fully implemented, the requirement to collect the information would place substantial burdens on vehicle recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may further discourage the use by such shops of recycled products. There is no pending initiative to implement the parts registration from a law enforcement point of view. However, there is a risk that a heightened legislative concern over safety of parts might precipitate an effort to push for the implementation of such rules.
Legislation Affecting Automotive Repair Parts
Most states have laws relating to the use of aftermarket products in motor vehicle collision repair work. The provisions of these laws include consumer disclosure, vehicle owner's consent regarding the use of aftermarket products in the repair process, and the requirement to have aftermarket products certified by an independent testing organization. Some jurisdictions have laws that regulate the sale of certain recycled products that we provide, such as airbags. Additional laws of this kind may be enacted in the future. An increase in the number of states passing such legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse impact on our business. Additionally, Congress could enact federal legislation restricting the use of aftermarket and recycled automotive products used in the course of collision repair.

SEASONALITY
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our collision products because there are more weather related accidents, which generate repairs. In addition, the cost of salvage vehicles may be lower as weather related accidents generate a larger supply of total loss vehicles.

ITEM 1A.     RISK FACTORS
Risks Relating to Our Business
Our operating results and financial condition have been and could continue to be adversely affected by the economic conditions in the U.S. and elsewhere.
The decline and slow growth in economic conditions in the U.S., the U.K. and Canada adversely impacted our business. Such conditions have, in some periods, resulted in fewer miles driven, fewer accident claims and a reduction of vehicle repairs. In the event that the economic conditions in the U.S. or other countries decline or do not improve, we expect that our business will be negatively affected.
We face intense competition from local, national, international, and internet-based vehicle products providers, and this competition could negatively affect our business.
The vehicle replacement products industry is highly competitive and is served by numerous suppliers of OEM, recycled, aftermarket, refurbished and remanufactured products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national and international providers, and internet-based suppliers. Providers of vehicle replacement products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of vehicle replacement products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries or with consumers, than we do. In certain regions of the U.S., local vehicle recycling companies have formed cooperative efforts to compete in the wholesale recycled products industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.
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
U.S. Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents then they have in the past. To the extent that the OEMs are successful with intellectual property infringement claims, we could be restricted or prohibited from selling certain aftermarket products, which could have an adverse effect on our business. We will likely incur significant expenses investigating and defending intellectual property infringement claims. In addition, aftermarket products certifying organizations may revoke the certification of parts that are the subject of the claims. Lack of certification may negatively impact us because many major insurance companies recommend or require the use of aftermarket products only if they have been certified by an independent certifying organization.
An adverse change in our relationships with our suppliers or auction companies could increase our expenses and hurt our ability to serve our customers.
We are dependent on a relatively small number of suppliers of aftermarket products, most of which are located in Taiwan. Although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products. Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China, Japan and Taiwan. Because a substantial volume of our sales involves products manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers. In addition, there is a limited supply of salvage vehicles in the U.S. As we grow and our demand for salvage vehicles increases, the costs of these incremental vehicles could be higher.
Most of our salvage and a portion of our self service inventory is obtained from vehicles offered at salvage auctions operated by several companies that own auction facilities in numerous locations across the U.S. We do not typically have contracts with any auction company. According to industry analysts, a small number of companies control a large percentage of the salvage auction market in the U.S. If an auction company prohibited us from participating in its auctions, began competing with us, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we face competition in the purchase of vehicles from direct competitors, rebuilders, exporters and others. To the extent that the number of bidders increases, it may have the effect of increasing our cost of goods sold for wholesale recycled products. Some states regulate bidders to help ensure that salvage vehicles are purchased for legal purposes by qualified buyers. Auction companies have been actively seeking to reduce, circumvent or eliminate these regulations, which would further increase the number of bidders.
We also acquire inventory directly from insurance companies, OEMs, and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.
We rely upon insurance companies to promote the usage of alternative parts.
Our success depends, in part, on the acceptance and promotion of alternative parts usage by automotive insurance companies. Alternative parts usage has generally increased from year to year, but there can be no assurance that such usage will increase in the future. In addition, in some places we operate, alternative parts usage is relatively low. We also rely on business relationships with several insurance companies. These insurance companies encourage vehicle repair facilities to use products we provide. The business relationships include in some cases participation in aftermarket quality and service assurance programs that may result in a higher usage of our aftermarket products than would be the case without the programs. Our arrangements with these companies may be terminated by them at any time, including in connection with their own business concerns relating to the offering, availability, standards or operations of the aftermarket quality and service assurance programs. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.
In an Illinois lawsuit involving State Farm Mutual Automobile Insurance Company ("Avery v. State Farm"), a jury decided in October 1999 that State Farm breached certain insurance contracts with its policyholders by using non-OEM replacement products to repair damaged vehicles when use of such products did not restore the vehicle to its "pre-loss condition." The jury found that State Farm misled its customers by not disclosing the use of non-OEM replacement products and the alleged inferiority of those products. The jury assessed damages against State Farm of $456 million, and the judge assessed an additional $730 million of disgorgement and punitive damages for violations of the Illinois Consumer Fraud Act. In April 2001, the Illinois Appellate Court upheld the verdict but reduced the damage award by $130 million because of duplicative damage awards. On August 18, 2005, the Illinois Supreme Court reversed the awards made by the circuit court and found, among other things, that the plaintiffs had failed to establish any breach of contract by State Farm. The U.S. Supreme Court declined to hear an appeal of this case. As a result of this case, some insurance companies reduced or eliminated their use of aftermarket products. Our financial results could be adversely affected if insurance companies modified or terminated the arrangements pursuant to which repair shops buy aftermarket or recycled products from us due to a fear of similar claims.
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
We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. Moreover, we may not be able to identify a sufficient number of acquisition candidates at reasonable prices to maintain our growth objectives. Also, over time, we will likely seek to make acquisitions that are relatively larger as we grow. Larger acquisition candidates may attract additional competitive buyers, which could increase our cost or could cause us to lose such acquisitions.
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
All of our recycling operations generate scrap metal and other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been used in our self service retail business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive "crush only" vehicles from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals. The prices of scrap and other metals have historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent that the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of our inventory value could be required. The cost of our wholesale recycled and our self service retail inventory purchases will change as a result of fluctuating scrap metal and other metals prices. In a period of falling metal prices, there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal and other metals prices decline, and there may be a delay between the scrap metal and other metals price reductions and any inventory cost reductions. The price of steel is a component of the cost to manufacture products for our aftermarket business. We incur substantial freight costs to import parts from our suppliers, many of whom are located in Asia. If the cost of steel or freight rose we might not be able to pass the cost increases on to our customers.

If we determine that our goodwill has become impaired, we may incur significant charges to our pre-tax income.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2012, our total goodwill subject to future impairment testing was $1.7 billion. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Policies and Estimates section of Item 7 in this Annual Report on Form 10-K.
If the number of vehicles involved in accidents declines, or the number of cars being repaired declines, our business could suffer.
Because our business depends on vehicle accidents for both the demand for repairs using our products and the supply of wholesale recycled products, factors which influence the number and/or severity of accidents, including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, the use of cellular telephones and other electronic equipment by drivers, the use of alcohol and drugs by drivers, the effectiveness of accident avoidance systems in new vehicles, and the condition of roadways, impact our business. An increase in fuel prices may cause the number of vehicles on the road to decline and the number of miles driven to decline, as motorists seek alternative transportation options, and this also could lead to a decline in accidents. In addition, since 2007, the average number of new vehicles sold annually in the U.S. has been less than the average number of new vehicles sold annually from 1999 through 2006. This could result in a reduction in the number of vehicles on the road and consequently fewer vehicles involved in accidents. Mild weather conditions, particularly during winter months, tend to result in a decrease of vehicle accidents. Moreover, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones while driving, and such restrictions could lead to a decline in accidents. To the extent OEMs develop or are mandated by law to install new accident avoidance systems, the number and severity of accidents could decrease. In addition, the average age of vehicles has been increasing, and insurance companies may find it uneconomical to repair older vehicles.
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
In 1992, Congress enacted the Anti-Car Theft Act to deter trafficking in stolen vehicles. The purpose of the law is to implement an electronic system to track and monitor vehicle identification numbers and major automotive parts. In January 2009, the U.S. Department of Justice implemented the portion of the system to track and monitor vehicle identification numbers. The portion of the system that would track and monitor major automotive parts would require various entities, including automotive parts recyclers like us, to inspect salvage vehicles for the purpose of collecting the part number for any "covered major part." The Department of Justice has not promulgated rules on this portion of the system, and therefore there has been no progress on the implementation of the system to track and monitor major automotive parts. However, if this system is fully implemented, the requirement to collect the information would place substantial burdens on automotive parts recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may further discourage the use of recycled products by such shops.
We operate in foreign jurisdictions, which exposes us to foreign exchange and other risks.
We have operations in the U.K., Canada and Mexico, and we may expand our operations into other countries. We also incur costs in currencies, other than our functional currencies, in the countries in which we operate. We are thus subject to foreign exchange exposure to the extent that we operate in different currencies, as well as exposure to foreign tax and other foreign and domestic laws. In addition, Mexico is currently experiencing a heightened level of criminal activity that could affect our ability to maintain our supply of certain aftermarket products.
Risks Relating to Our Common Stock and Financial Structure
Future sales of our common stock or other securities may depress our stock price.
We and our stockholders may sell shares of common stock or other equity, debt or instruments which constitute an element of our debt and equity (collectively, "securities") in the future. We may also issue shares of common stock under our equity incentive plan or in connection with future acquisitions. We cannot predict the size of future issuances of securities or the effect, if any, that future issuances and sales of shares of our common stock or other securities will have on the price of our common stock. Sales of substantial amounts of common stock (including shares issued in connection with an acquisition), the issuance of additional debt securities, or the perception that such sales or issuances could occur, may cause the price of our common stock to fall.
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
We have a senior secured debt financing facility with a group of lenders. Our total outstanding indebtedness (including bank financing, letters of credit, and notes payable in connection with acquisitions) as of December 31, 2012 was $1.2 billion. The credit agreement contains operating and financial restrictions and requires that we satisfy certain financial and other covenants. The failure to comply with any of these covenants would cause a default under the credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facility or it may be on terms that are not acceptable to us.
We rely on an accounts receivable securitization program for a portion of our liquidity.
We have an arrangement whereby we sell an interest in a portion of our accounts receivable to a special purpose vehicle and receive funding through the commercial paper market.  This arrangement expires in September 2015.  In the event that the market for commercial paper were to close or otherwise become constrained, our cost of credit relative to this program could rise, or credit could be unavailable altogether.
Our future capital needs may require that we seek to refinance our debt or obtain additional debt or equity financing, events that could have a negative effect on our business.
We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. However, turmoil in the credit markets could result in tight credit conditions, which could affect our ability to raise additional funds. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we refinance or restructure our debt, we may incur charges to write off the unamortized portion of deferred debt issuance costs from a previous financing, or we may incur charges related to hedge ineffectiveness from our interest rate swap obligations. If we fail to raise capital when needed, our business may be negatively affected.
Future adjustments to contingent purchase price related to acquisitions could materially affect our results.
From time to time we acquire companies with a component of the purchase consideration being delayed and the payment thereof contingent on certain performance or other factors, including the time value of money (the "contingent purchase price"). The accounting principles generally accepted in the United States require that we estimate the amount of the contingent purchase price at the time we complete the acquisition. Each subsequent reporting period (until the contingent purchase price is either paid or no longer potentially payable), we are required to re-evaluate the estimated amount of remaining contingent purchase price that is likely to be paid. If the revised estimate of the contingent purchase price is higher than the amount accrued, then the difference must be recorded and charged to the income statement in that period. If the revised estimate of the future contingent purchase price is lower than the amount accrued, then the accrual is reduced and the difference is credited to income for the period. Because some of these payments would not be deductible for tax purposes, it is possible that the expense (or income) would not be tax-effected on our income statements. These adjustments, if required, could be material to our future results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
Our properties are described in Item 1 of this Annual Report on Form 10-K, and such description is incorporated by reference into this Item 2. Our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space to conduct operations or additional office space, as needed, on terms acceptable to us.

ITEM 3.     LEGAL PROCEEDINGS

The Office of the District Attorney of Harris County, Texas has advised us that it is investigating a possible violation of the Texas Clean Water Act in connection with alleged discharges of petroleum products at two of our facilities in Texas. We are in negotiations with the Office of the District Attorney to resolve this matter. The resolution will likely involve a monetary payment to Harris County for the alleged violations at each location. The amount of each payment individually and the amount of the payments in the aggregate are expected to have a de minimis effect on our financial position, results of operations and cash flows.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ"). During 2012, we changed our ticker symbol on NASDAQ from “LKQX” to “LKQ.” At December 31, 2012 there were 31 record holders of our common stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on NASDAQ.

	High	Low
2011
First Quarter	$13.15	$11.00
Second Quarter	13.64	11.37
Third Quarter	13.88	10.19
Fourth Quarter	15.63	11.13
2012
First Quarter	16.78	15.06
Second Quarter	18.67	14.63
Third Quarter	20.02	16.52
Fourth Quarter	22.29	18.38
We have not paid any cash dividends on our common stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facilities contain, and future financing agreements may contain, financial covenants and limitations on payment of cash dividends or other distributions of assets.
The following graph compares the percentage change in the cumulative total returns on our common stock, the NASDAQ Stock Market (U.S.) Index and the following group of peer companies (the "Peer Group"): Copart, Inc.; O'Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co., for the period beginning on December 31, 2007 and ending on December 31, 2012 (which was the last day of our 2012 fiscal year). The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the NASDAQ Stock Market (U.S.) Index and the Peer Group was $100 on December 31, 2007 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

$300
$200
$100
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
LKQ Corporation
NASDAQ Stock Market (U.S.) Index
Peer Group

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
LKQ Corporation	$100	$55	$93	$108	$143	$201
NASDAQ Stock Market (U.S.) Index	$100	$59	$86	$100	$98	$114
Peer Group	$100	$83	$100	$139	$187	$210

This stock performance information is "furnished" and shall not be deemed to be "soliciting material" or subject to Rule 14A, shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that it specifically incorporates the information by reference.

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2012 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. In 2009, we reclassified into discontinued operations the results of certain self service retail facilities that we sold, agreed to sell or closed. Statements of Income data for prior periods have been updated to reflect only the continuing operations.

	Year Ended December 31,
(in thousands, except per share data)	2008	2009	2010	2011	2012
	(a)	(b)	(c)	(d)	(e)
Statements of Income Data:
Revenue	$1,908,532	$2,047,942	$2,469,881	$3,269,862	$4,122,930
Cost of goods sold	1,064,706	1,120,129	1,376,401	1,877,869	2,398,790
Gross margin	843,826	927,813	1,093,480	1,391,993	1,724,140
Operating income	193,280	231,448	297,877	361,483	437,953
Other (income) expense
Interest expense	37,830	32,252	29,765	24,307	31,429
Other (income) expense, net	(3,683)	(6,121)	(2,013)	1,405	(2,643)
Income from continuing operations before provision for income taxes	159,133	205,317	270,125	335,771	409,167
Provision for income taxes	62,041	78,180	103,007	125,507	147,942
Income from continuing operations	$97,092	$127,137	$167,118	$210,264	$261,225
Basic earnings per share from continuing operations	$0.36	$0.45	$0.58	$0.72	$0.88
Diluted earnings per share from continuing operations	$0.34	$0.44	$0.57	$0.71	$0.87
Weighted average shares outstanding-basic	272,976	281,082	286,542	292,252	295,810
Weighted average shares outstanding-diluted	282,046	287,980	291,714	296,750	300,693

	Year Ended December 31,
	2008	2009	2010	2011	2012
Other Financial Data:
Net cash provided by operating activities	$132,961	$164,002	$159,183	$211,772	$206,190
Net cash used in investing activities	(138,910)	(102,494)	(191,583)	(571,607)	(352,534)
Net cash provided by (used in) financing activities	11,793	(33,165)	18,962	311,411	157,072
Capital expenditures (f)	143,435	125,624	218,243	700,010	390,282
Depreciation and amortization	33,421	38,062	41,428	54,505	70,165
Balance Sheet Data:
Total assets	$1,881,804	$2,020,121	$2,299,509	$3,199,704	$3,723,456
Working capital	441,705	526,125	611,555	752,042	896,407
Long-term obligations, including current portion	642,874	603,045	600,954	956,076	1,118,478
Stockholders' equity	1,020,506	1,179,434	1,414,161	1,644,085	1,964,094

(a)	Includes the results of operations of Pick-Your-Part Auto Wrecking from its acquisition on August 25, 2008 and seven other businesses from their respective acquisition dates in 2008.

(b)
Includes the results of operations of Greenleaf Auto Recyclers, LLC ("Greenleaf") from its acquisition on October 1, 2009 and seven other businesses from their respective acquisition dates in 2009. We recorded a gain on bargain purchase for the Greenleaf acquisition totaling $4.3 million, which is included in Other income, net.

(c)	Includes the results of operations of 20 businesses from their respective acquisition dates in 2010.

(d)
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

(e)
Includes the results of operations of 30 businesses from their respective acquisition dates in 2012. Our 2012 results include gains totaling $17.9 million, which are included in Cost of goods sold, resulting from lawsuit settlements with certain of our aftermarket product suppliers. Also in 2012, we recorded a net $1.6 million loss on adjustments to contingent consideration liabilities, which is included in Other income, net.

(f)	Includes consideration paid and payable for acquisitions and amounts paid and payable for property additions.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We provide replacement parts, components and systems needed to repair cars and trucks. Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers ("OEMs"), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as aftermarket products; recycled products originally produced by OEMs; used products that have been refurbished; and used products that have been remanufactured.
We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products, recycled collision and mechanical products, refurbished collision replacement products such as wheels, bumper covers and lights, and remanufactured engines. Collectively, we refer to our products as alternative parts. We are the nation's largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States. Our wholesale operations also reach most major markets in Canada, and we are a leading provider of alternative vehicle mechanical replacement products in the United Kingdom. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products. We have organized our businesses into three operating segments: Wholesale—North America; Wholesale—Europe; and Self Service. We aggregate our North American operating segments (Wholesale—North America and Self Service) into one reportable segment, resulting in two reportable segments: North America and Europe.
Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Factors that may affect our operating results include, but are not limited to, those listed in the Special Note on Forward-Looking Statements in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, our historical results of operations may not be indicative of future performance.
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
In 2012, we made 30 acquisitions in North America, which included 22 wholesale businesses and eight self service retail operations. These acquisitions enabled us to expand our geographic presence and enter new markets. Additionally, two of our acquisitions were completed with a goal of improving the recovery from scrap and other metals harvested from the vehicles we purchase: a precious metals refining and reclamation business, which we acquired with the goal of improving the profitability of the precious metals we extract from our recycled vehicle parts; and a scrap metal shredder, which we expect will improve the profitability of the scrap metals recovered from the vehicle hulks in certain of our recycled product operations.
Subsequent to December 31, 2012, we completed the acquisition of an aftermarket product distributor in the U.K. and a paint distribution business in Canada. We expect to make additional strategic acquisitions in 2013 in domestic and international markets as we continue to build an integrated distribution network offering a broad range of alternative parts.
In October 2011, we expanded our operations into the European automotive aftermarket business through our acquisition of Euro Car Parts Holdings Limited ("ECP"). As of December 31, 2012, ECP operated out of 130 branches, supported by a national distribution center and nine regional hubs from which multiple deliveries are made each day. ECP's product offerings are primarily focused on automotive aftermarket mechanical products, many of which are sourced from the same suppliers that provide products to the OEMs. The expansion of our geographic presence beyond North America into the European market offers an opportunity to us as that market has historically had a low penetration of alternative collision parts.
In addition to our acquisition of ECP, we made 20 acquisitions in North America in 2011 (17 wholesale businesses and three self service retail operations). Our acquisitions included the purchase of two engine remanufacturers, which expanded our presence in the remanufacturing industry that we entered in 2010. Additionally, our acquisition of an automotive heating and cooling component distributor supplements our expansion into the automotive heating and cooling aftermarket products market. Our North American wholesale business acquisitions also included the purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel Automotive and Aerospace Coatings (the “Akzo Nobel paint business”), which allowed us to increase our paint and related product offerings and expand our geographic presence in the automotive paint market. Our other 2011 acquisitions enabled us to expand our geographic presence and enter new markets.

In 2010, we made 20 acquisitions in North America (18 wholesale businesses and two self service retail operations). Our acquisitions included the purchase of an engine remanufacturer, which allowed us to further vertically integrate our supply chain. We expanded our product offerings through the acquisition of an automotive heating and cooling component business, as well as a tire recycling business. Our 2010 acquisitions also enabled us to expand our geographic presence, most notably in Canada through our purchase of Cross Canada, an aftermarket product supplier.
Divestitures
In connection with our 2009 agreement with Schnitzer Steel Industries, Inc., we agreed to sell two self service retail facilities in Dallas, Texas on January 15, 2010. These facilities qualified for treatment as discontinued operations. The financial results of these facilities are segregated from our continuing operations and presented as discontinued operations in the Consolidated Statements of Income for all periods presented. The remaining liabilities of discontinued operations are not material to our financial position for the periods presented. Unless otherwise noted, this Management's Discussion and Analysis of Financial Condition and Results of Operations relates only to financial results from continuing operations.
Sources of Revenue
We report our revenue in three categories: (i) aftermarket, other new and refurbished products, (ii) recycled, remanufactured and related products and services, and (iii) other.
Our revenue from the sale of vehicle replacement products and related services includes sales of (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During 2012, sales of vehicle replacement products and services represented approximately 86% of our consolidated sales. Of these sales, approximately 64% was derived from the sales of aftermarket, other new and refurbished products, while 36% was composed of recycled and remanufactured products and services sales. Our services revenue, which includes secure disposal of "crush only" vehicles, represented less than 1% of our parts and services revenue for the year ended December 31, 2012.
We sell the majority of our vehicle replacement products to collision and mechanical repair shops. Our vehicle replacement products include sheet metal crash parts such as doors, hoods, and fenders; bumper covers; engines; head and tail lamps; and wheels. For an additional fee, we sell extended warranty contracts for certain mechanical products. These contracts cover the cost of parts and labor and are sold for periods of six months, one year, two years or a non-transferable lifetime warranty. We defer the revenue from such contracts and recognize it ratably over the term of the contracts or three years in the case of lifetime warranties. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, availability and pricing of new OEM parts, seasonal weather patterns and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of products for our customers when we perform these services for insurance carriers.
There is no standard price for many of our products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM product prices, the age and mileage of the vehicle from which the part was obtained and competitor pricing.
In 2012, revenue from other sources represented approximately 14% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. With our acquisition of a precious metals refining and reclamation business in the second quarter of 2012, we also generate revenue from the sales of precious metals harvested from various sources, including certain of our salvage vehicle parts. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.

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
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, storage and towing fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), and the status of laws regulating bidders or exporters of salvage vehicles. Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling account for approximately 9% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores, freight, costs to remanufacture the products, including direct and indirect labor, rent, depreciation and other overhead related to remanufacturing operations.
Some of our salvage mechanical products are sold with a standard six-month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three-year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. We record the estimated warranty costs at the time of sale using historical warranty claims information to project future warranty claims activity and related expenses. We also sell separately priced extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.
Other revenue is primarily generated from the hulks and unusable parts of the vehicles we acquire for our wholesale and self service recycled product operations, and therefore, the costs of these sales include the proportionate share of the price we pay for the salvage vehicles as well as the applicable auction, storage and towing fees and internal costs to purchase and dismantle the vehicles. Our cost of goods sold for other revenue will fluctuate based on the prices paid for salvage vehicles, which may be impacted by a variety of factors as discussed above.

Expenses
Our facility and warehouse expenses primarily include our costs to operate our aftermarket warehouses, salvage yards and self service retail facilities. These costs include labor for plant management and facility and warehouse personnel and related incentive compensation and employee benefits, rent, utilities, repairs and maintenance costs related to our facilities and equipment, and other facility expenses such as property insurance and taxes. The costs included in facility and warehouse expenses do not relate to inventory processing or conversion activities and, as such, are classified below the gross margin line on our Consolidated Statements of Income.
Our distribution expenses primarily include our costs to prepare and deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, fuel, third party freight costs, local delivery and transfer truck leases or rentals and related repairs and maintenance and insurance, and supplies.
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
Our general and administrative expenses primarily include the costs of our corporate offices and field support center that provide corporate and field management, treasury, accounting, legal, payroll, business development, human resources and information systems functions. These costs include wages and benefits for corporate, regional and administrative personnel, stock-based compensation and other incentive compensation, IT system support and maintenance expenses, accounting, legal and other professional fees, and supplies.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to revenue recognition, inventory valuation, business combinations, and goodwill impairment. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.
Revenue Recognition
We recognize and report revenue from the sale of vehicle replacement products when they are shipped or picked up by the customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that management estimates based upon historical information. A product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold. If actual returns and allowances are higher than our historical experience, there would be an adverse impact on our operating results in the period of occurrence.
For an additional fee, we also sell extended warranty contracts for certain mechanical products. Revenue from these contracts is deferred and recognized ratably over the term of the contracts, or three years in the case of lifetime warranties.
We recognize revenue from the sale of scrap, cores, and other metals when title has transferred, which typically occurs upon delivery to the customer.
Inventory Accounting
Aftermarket and Refurbished Product Inventory. Our aftermarket inventory cost is established based on the average price we pay for parts, and includes expenses incurred for freight and overhead costs. For items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished inventory cost is based on the average price we pay for cores, and also includes expenses incurred for freight, labor and other overhead.
Salvage and Remanufactured Inventory. Our salvage inventory cost is established based upon the price we pay for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices. The average cost to sales percentage is derived from each facility's historical vehicle profitability for salvage vehicles purchased at auction or from contracted rates for salvage vehicles acquired under certain direct procurement arrangements. Remanufactured inventory cost is based upon the price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead.
For all inventory, carrying value is recorded at the lower of cost or market and is reduced to reflect the age of the inventory and current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.
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

For certain acquisitions, we may issue contingent consideration under which additional payments will be made to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. Each contingent consideration obligation is measured at the acquisition date fair value of the consideration, which is determined using the discounted probability-weighted expected cash flows. At each subsequent reporting period, we remeasure the liability at fair value and record any changes to the fair value through Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Consolidated Statements of Income. The fair value measurement of the liability is performed by our corporate accounting department using current information about key assumptions, with the input and oversight of our operational and executive management teams. Each reporting period, we evaluate the performance of the business compared to our previous expectations, along with any changes to our future projections, and update the estimated cash flows accordingly. In addition, we consider changes to our cost of capital and changes to the probability of achieving the earnout payment targets when updating our discount rate on a quarterly basis.
Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, variances between actual results achieved and projected results, changes in the projected results of the acquired business, or changes in our assessment of the probabilities surrounding the achievement of targets detailed in the respective agreements. As of December 31, 2012, we recorded $90.0 million of contingent consideration liabilities. Actual payouts under these contingent consideration arrangements will be determined at the end of the performance periods, and if the maximum payments were earned, the total payout would be approximately $117 million.
Goodwill Impairment
We are required to test our goodwill for impairment at least annually. When testing goodwill for impairment, we are required to evaluate events and circumstances that may affect the performance of the reporting unit and the extent to which the events and circumstances may impact the future cash flows of the reporting unit to determine whether the fair value of the assets exceed the carrying value. If these assumptions or estimates change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.
We are organized into three operating segments: Wholesale—North America; Wholesale—Europe; and Self Service. We have also concluded that these three operating segments are reporting units for purposes of goodwill impairment testing in 2012. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During 2012, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not perform any impairment tests other than our annual test in the fourth quarter of 2012.
Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of December 31, 2012, we had a total of $1.7 billion in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2012. A 10% decrease in the fair value estimates of the reporting units in the annual impairment test would not have changed this determination, and each of the reporting units had a substantial excess of fair value over carrying value.
Recently Issued Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.
Financial Information by Geographic Area
See Note 15, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated
The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	58.2%	57.4%	55.7%
Gross margin	41.8%	42.6%	44.3%
Facility and warehouse expenses	8.4%	9.0%	9.5%
Distribution expenses	9.1%	8.8%	8.6%
Selling, general and administrative expenses	12.0%	12.0%	12.6%
Restructuring and acquisition related expenses	0.1%	0.2%	0.0%
Depreciation and amortization	1.6%	1.5%	1.5%
Operating income	10.6%	11.1%	12.1%
Other expense, net	0.7%	0.8%	1.1%
Income from continuing operations before provision for income taxes	9.9%	10.3%	10.9%
Provision for income taxes	3.6%	3.8%	4.2%
Income from continuing operations	6.3%	6.4%	6.8%
Income from discontinued operations	0.0%	0.0%	0.1%
Net income	6.3%	6.4%	6.8%
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue. Our revenue increased 26.1% to $4.1 billion for the year ended December 31, 2012 from $3.3 billion in 2011. The increase in revenue was due to 21.9% acquisition related revenue growth and 4.1% organic growth, which was composed of 6.0% parts and services revenue partially offset by a 5.8% decline in other revenue due to declining scrap steel and other metals prices. Acquisition related revenue growth for the year ended December 31, 2012 totaled $716.8 million, which included $481.6 million from our fourth quarter 2011 acquisition of ECP. Our organic revenue growth in aftermarket, other new and refurbished products of 6.2% is primarily a result of higher volumes. Incremental sales volume from ECP's new branches, which we include in organic revenue, contributed 4.4% of the growth. The remaining volume increase is primarily attributable to greater customer penetration resulting from our expansion into complementary product lines such as paint and related products. Our organic revenue from the sale of recycled and remanufactured products grew 5.8% primarily as a result of higher sales volumes, which resulted from higher inventory purchases that contributed to a greater volume of parts available for sale. Organic revenue growth in parts and services was negatively affected by milder winter weather conditions in North America in the first quarter and into the beginning of the second quarter of 2012 as the milder winter weather contributed to fewer and less severe vehicle accidents, resulting in lower insurance claims activity.
Cost of Goods Sold. Our cost of goods sold increased to 58.2% of revenue in 2012 from 57.4% of revenue in 2011. In 2012, the prices we received for scrap metal declined relative to the cost of the scrap component of the cars that we crushed, while in the prior year scrap metal prices increased relative to the cost component. The resulting margin compression in our Self Service and Wholesale - North America segments contributed 0.6% of the increase in cost of goods sold. Our acquisition of ECP, which generates lower gross margins than our North American business because of a greater weighting on lower margin mechanical products, increased our cost of goods sold by 0.3% of revenue. Our cost of goods sold for the year ended December 31, 2012 also reflects a 0.2% increase as a result of the lower gross margins generated by our precious metals refining and reclamation business that we acquired in the second quarter of 2012. Higher warranty claims experience in 2012, primarily related to our remanufactured engines, increased cost of goods sold by 0.2% of revenue. Our cost of goods sold for 2012 also reflects lower levels of revenue from high margin, "crush only" vehicles compared to the prior year, which increased cost of goods sold by 0.2%. These increases in our cost of goods sold were partially offset by a 0.2% reduction in cost of goods sold for lower vehicle acquisition costs, primarily in our Wholesale - North America segment. Additionally, we recognized a gain on lawsuit settlements totaling $17.9 million, which reduced cost of goods sold by 0.4% of revenue. See Note 8, "Commitments and Contingencies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the lawsuit settlements.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the year ended December 31, 2012 decreased to 8.4% of revenue compared to 9.0% in 2011, which was primarily due to lower facility and warehouse expense in our European operations as compared to our North American operations. The branch locations in the U.K. are typically smaller and less costly than the warehouse locations in North America since the majority of the inventory is stored in the national distribution center in the U.K., which supplies the branch locations daily. In our North American operations, most of the inventory sold by our locations is stored on site rather than in regional or national distribution centers. The cost of the national distribution center in the U.K. is capitalized into inventory and expensed through cost of goods sold.
Distribution Expenses. As a percentage of revenue, distribution expenses increased to 9.1% of revenue in 2012 from 8.8% of revenue in 2011, primarily resulting from an increase of 0.2% related to our European operations. Our European operations, which generate a greater proportion of revenue from sales to mechanical repair shops compared to our North American operations, incur relatively higher delivery expenses as garage customers demand faster delivery times than our North American collision repair customers. In our North American operations, distribution expenses increased by 0.2% of revenue due to higher compensation costs as a percentage of revenue compared to the prior year.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the year ended December 31, 2012 were consistent with the prior year at 12.0% of revenue. Our European operations increased selling, general and administrative expenses by 0.2% of revenue, primarily due to greater personnel expenditures for the relatively larger sales force compared to our North American operations. The impact of higher selling expenses in our European operations was offset by a reduction in general and administrative personnel expenditures, including incentive compensation, as a percentage of revenue in our North American operations.
Restructuring and Acquisition Related Expenses. During 2012 and 2011, we incurred $2.8 million and $7.6 million of restructuring and acquisition related expenses, respectively. In 2012, we incurred $1.1 million to execute our restructuring plan to consolidate our bumper and wheel refurbishing product lines. We also incurred $1.2 million of restructuring expenses related to the integration of certain of our 2011 and 2012 acquisitions into our existing business. Our 2011 expenses included $4.0 million related to integration of our 2011 acquisition of the Akzo Nobel paint business and our 2010 acquisition of Cross Canada, a Canadian aftermarket business. We also incurred $0.4 million of integration costs related to certain of our other acquisitions. Acquisition related expenses, which consist of external costs such as closing costs and professional fees, totaled $0.5 million and $3.2 million for the years ended December 31, 2012 and 2011, respectively. Our acquisition related expenses in 2011 primarily related to our acquisition of ECP on October 1, 2011. See Note 10, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.6% in 2012 compared to 1.5% in 2011. Higher expense in 2012 resulting from our increased levels of property and equipment and higher levels of intangible assets as a result of business acquisitions was mostly offset by continued leveraging of our existing facilities to support organic revenue growth.
Other Expense, Net. Total other expense, net increased to $28.8 million for the year ended December 31, 2012 from $25.7 million for the prior year. This increase was primarily due to an increase in interest expense of $7.1 million compared to the prior year, partially offset by a $5.3 million loss on debt extinguishment recognized in 2011 related to the write off of debt issuance costs in conjunction with the execution of our senior secured credit agreement. The increase in interest expense in 2012 was due to higher average outstanding bank borrowings of $922 million compared to $671 million in 2011, primarily as a result of additional borrowings to finance our acquisition of ECP in the fourth quarter of 2011. The effect of higher average debt levels was partially offset by a reduction in our average effective interest rate on bank borrowings to 3.1% in 2012 from 3.4% in 2011, resulting from lower interest rates under our credit agreement. In 2012, we recognized $1.6 million of expense as a result of fair value adjustments to our contingent payment liabilities, while we recognized a $1.4 million gain in 2011. Adjustments to our contingent consideration liabilities may cause variability in our results of operations, as changes in the assumptions used to measure the fair value of the liabilities may result in net gains or losses from period to period. We increased our collections of fees for late payments in 2012, which increased other income by $1.6 million over the prior year. In 2012, the impact of foreign currency fluctuations in the Canadian dollar, the British pound and other currencies was a gain of $0.2 million compared to a loss of $0.4 million in 2011.
Provision for Income Taxes. Our effective income tax rate was 36.2% and 37.4% for the years ended December 31, 2012 and 2011, respectively. The lower effective income tax rate in 2012 reflects a benefit of 1.5% relative to the prior year from our expanding international operations as a larger proportion of our pretax income was generated in lower rate jurisdictions. Other rate effects from discrete items and permanent differences were 0.3% higher in 2012 than the prior year.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue. Our revenue increased 32.4% to $3.3 billion in 2011 compared to $2.5 billion in 2010. The increase in revenue was primarily due to business acquisitions, the higher volume of products we sold and higher revenue from scrap metal and other metals sales. Our acquisition related revenue growth of 21.5% includes $138 million of incremental revenue generated by ECP since its acquisition effective October 1, 2011. Our total organic revenue growth rate was 10.7%, composed of 7.9% and 28.0% organic growth in parts and services revenue and other revenue, respectively. Organic growth in parts and services revenue reflects the increase in salvage revenue over relatively lower levels during the prior year due primarily to volume increases. The prior year period was impacted by the cash for clunkers program, under which we purchased lower cost, older vehicles that did not have the same parts revenue potential as our more recent inventory purchases. Additionally, during the first quarter of 2010, we reduced purchases of salvage vehicles due to higher acquisition prices at the salvage auctions, resulting in lower volume of salvage parts available for sale during the first two quarters of 2010. During the second half of 2011, our organic revenue growth rate in parts and services revenue of 6.5% reflected the lessening impact of the cash for clunkers program and lower buying levels on the prior year results. Our aftermarket revenue increased primarily due to growth in sales volumes, which resulted from higher inventory purchases that contributed to a greater volume of parts available for sale. The growth in other revenue, which includes sales of scrap metal and other metals, was primarily due to higher metals prices combined with higher volume of scrap sold. We also had a 0.1% favorable impact on revenue as a result of foreign exchange in our Canadian operations.
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
Selling, General and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses decreased to 12.0% in 2011 from 12.6% in 2010. The decline in selling, general and administrative expenses was primarily driven by improved utilization of these costs in a period of rising revenue, including increased revenue from scrap metal and other metals that did not require additional selling or administrative expenditures. The decrease in these costs as a percentage of revenue included a reduction in selling expenses to 6.8% of revenue from 7.1% of revenue. Our general and administrative expenses, which include corporate overhead, professional fees and information technology expenses, decreased to 5.2% of revenue from 5.5% of revenue.

Restructuring and Acquisition Related Expenses. In 2011, we incurred $7.6 million of restructuring and acquisition related expenses compared to $0.7 million in 2010. Our 2011 expenses include $4.0 million related to integrating our 2011 acquisition of the Akzo Nobel paint business and our 2010 acquisition of Cross Canada, a Canadian aftermarket business, into our existing operations. We also incurred $0.4 million of integration costs related to certain of our other acquisitions. Acquisition related expenses, which consist of external costs primarily related to our acquisition of ECP effective as of October 1, 2011, totaled $3.2 million in 2011. These acquisition related expenses included professional fees such as accounting, legal, advisory and valuation services. Restructuring charges incurred in 2010 included charges related to integration efforts from 2009 acquisitions. See Note 10, "Restructuring and Acquisition Related Expenses," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
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
Other Expense, Net. Total other expense, net decreased to $25.7 million in 2011 from $27.8 million in 2010. In 2011, our net interest expense decreased by $5.9 million compared to 2010, which was offset by a loss on debt extinguishment of $5.3 million. On March 25, 2011, we executed a new senior secured credit agreement, and as a result, the unamortized balance of debt issuance costs related to the previous credit agreement was written off. Interest expense decreased due to a reduction in the average effective interest rate on our bank borrowings to 3.4% in 2011 from 4.9% in 2010, resulting from lower interest rates under our new credit facility combined with the impact of lower fixed interest rates under our outstanding interest rate swaps compared to the prior year. We also recognized a net gain of $1.4 million related to adjustments to reduce the fair value estimates of our contingent consideration liabilities. In 2011, we recognized a $0.4 million foreign exchange loss related to fluctuations in the Canadian dollar, the British pound and other currencies, compared to a $0.2 million gain in the prior year.
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
Results of Operations—Segment Reporting
We have three operating segments: Wholesale—North America; Wholesale—Europe; and Self Service. Our operations in North America, which include our Wholesale—North America and Self Service operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. While we believe our Wholesale—Europe operating segment shares many of the characteristics of our North American operations, we have provided separate financial information as we believe this data would be beneficial to users in understanding our results.

The following table presents our financial performance, including revenue and earnings before interest, taxes, and depreciation and amortization (“EBITDA”) by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue
North America	$3,426,858	$3,131,376	$2,469,881
Europe	696,072	138,486	—
Total revenue	$4,122,930	$3,269,862	$2,469,881
EBITDA
North America(1)	$440,448	$405,924	$339,869
Europe(2)	70,099	12,144	—
Total EBITDA	$510,547	$418,068	$339,869

(1)
EBITDA for the year ended December 31, 2012 includes gains totaling $17.9 million resulting from settlements of a class action lawsuit against several of our suppliers as discussed in Note 8, "Commitments and Contingencies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. EBITDA for our North America segment also includes net gains of $2.0 million in each of the years ended December 31, 2012 and 2011 from the change in fair value of contingent consideration liabilities related to certain of our acquisitions as discussed in Note 7, "Fair Value Measurements."

(2)
EBITDA for the years ended December 31, 2012 and 2011 includes losses of $3.6 million and $0.6 million, respectively, from the change in fair value of the ECP contingent consideration liabilities as discussed in Note 7, "Fair Value Measurements" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. We adjust the fair value of contingent consideration liabilities each quarter, and the change in the fair value may be either an increase or decrease to EBITDA for the segment based on changes to the underlying assumptions used in the fair value calculation.

The key measure of segment profit or loss reviewed by our chief operating decision maker is EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment’s percentage of consolidated revenue. Segment EBITDA excludes depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization. See Note 15, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total EBITDA to Income from Continuing Operations.
Since we presented a single reportable segment (North America) until the acquisition of ECP effective October 1, 2011, our European segment does not have a full comparative prior year period for the year ended December 31, 2012. Therefore, the discussion of the consolidated results of operations covers the factors driving the year over year performance of our North American segment and includes the effect of the European results of operations on our consolidated results. Compared to the year ended December 31, 2011, including the nine-month unaudited pre-acquisition period, ECP achieved revenue and EBITDA growth of 28% and 30%, respectively, during the year ended December 31, 2012. The growth in our European segment was primarily a result of higher sales volumes at existing branches, with additional revenue contributed by new branches as well. ECP continued to expand its branch network by opening 40 new branches in the U.K. in 2012.
2013 Outlook
We estimate that net income and diluted earnings per share for the year ending December 31, 2013, excluding the impact of any restructuring and acquisition related expenses and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities), will be in the range of $305 million to $330 million and $1.00 to $1.09, respectively.
Liquidity and Capital Resources
Our primary sources of ongoing liquidity are cash flows from our operations and our credit agreement. Our credit agreement, which was executed on March 25, 2011 and subsequently amended and restated on September 30, 2011, provides for total borrowings of up to $1.4 billion, consisting of a $950 million revolving credit facility (including up to $500 million available in foreign currencies) and up to $450 million of term loan borrowings. In 2012, we borrowed $200 million of available term loans under the credit agreement, which were used to pay down a portion of our outstanding revolving credit facility borrowings. As of December 31, 2012, the outstanding obligations under the credit agreement totaled $974.6 million, composed of $420.6 million of term loans and $554.0 million of revolver borrowings. After giving effect to outstanding letters of credit, our availability under the revolving credit facility at December 31, 2012 was $356.1 million. We do not expect to utilize the revolver as a primary source of funding for working capital needs as we expect our cash flows from operations to be sufficient for that purpose, but we do maintain availability as we continue to expand our facilities and network. Cash and equivalents at December 31, 2012 totaled $59.8 million.
Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. The weighted-average interest rate on borrowings outstanding against our credit agreement at December 31, 2012 (after giving effect to the interest rate swap contracts in force, described in Note 6, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K) was 2.85%. Of our outstanding credit agreement borrowings of $974.6 million and $901.4 million at December 31, 2012 and 2011, $31.9 million and $12.5 million were classified as current maturities, respectively. The increase in the current portion of outstanding credit agreement borrowings was a result of the draw of the additional $200 million term loan in January 2012 combined with higher term loan payments beginning in 2013.
On September 28, 2012, we entered into a three year receivables securitization facility with Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU"), which we expect will provide borrowing capacity at lower commercial paper rates and assist us in maintaining availability under the revolving credit facility as we continue to expand our business organically and through acquisitions. At the end of the initial three year term, the financial institutions party to the agreement may elect to renew their commitments and thereby extend the agreement. Under the terms of the securitization facility, certain of our subsidiaries (the "Originators") sell certain of their trade receivables to a bankruptcy-remote special purpose wholly owned subsidiary, LKQ Receivables Finance Company, LLC ("LRFC"), which in turn sells an ownership interest in the receivables on a revolving basis to BTMU for the benefit of conduit investors for up to $80 million in cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LRFC has reinvested and will reinvest such receivables payments to purchase additional receivables from the Originators, subject to the Originators generating sufficient eligible receivables to sell to LRFC in replacement of collected balances. As the receivables are held by LRFC, a separate bankruptcy-remote corporate entity, they are available first to satisfy the creditors of LRFC. The initial proceeds of $77.3 million were used for the repayment of outstanding revolver borrowings under the credit agreement. As of December 31, 2012, the outstanding balance under the receivables securitization facility was $80 million with a borrowing rate of 1.05%.
The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $1.3 billion, $836.3 million, and $576.7 million in 2012, 2011, and 2010, respectively. The increase in aftermarket inventory purchases was primarily driven by our fourth quarter 2011 acquisition of ECP, which contributed $440.3 million and $85.7 million during 2012 and 2011, respectively. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 254,000, 228,000, and 198,000 wholesale salvage vehicles and 8,200, 6,000, and 4,000 heavy and medium-duty trucks in 2012, 2011, and 2010, respectively. In addition, we acquired approximately 416,000, 352,000, and 297,000 lower cost self service and "crush only" vehicles in 2012, 2011, and 2010, respectively.
Net cash provided by operating activities totaled $206.2 million for the year ended December 31, 2012, compared to $211.8 million in 2011. In 2012, our EBITDA increased by $92.5 million compared to the prior year, due to both acquisition related growth and organic growth. The increase in EBITDA was partially offset by a $43.7 million greater cash outflow for accounts payable as we accelerated payments to take advantage of prompt pay discounts, resulting in a decrease in days payable outstanding in 2012 compared to 2011. In 2012, we also made $33.0 million of higher income tax payments compared to the prior year as a result of greater pretax earnings. Due to higher outstanding debt levels, cash payments for interest exceeded payments in the prior year period by $7.7 million. Prepayments for insurance policies and payroll taxes increased by $7.3 million over the prior year due to additional insurance policies and the timing of payroll tax payments for our European operations acquired in the fourth quarter of 2011. The year ended December 31, 2012 reflected higher bonus payments of $1.8 million compared to the prior year as well as $5.9 million of incremental payments under our long term incentive plan.
Net cash used in investing activities totaled $352.5 million for the year ended December 31, 2012, compared to $571.6 million for the same period of 2011. We invested $265.3 million of cash, net of cash acquired, in 30 business acquisitions and payments for certain of our 2011 acquisitions during 2012, compared to $486.9 million for 21 business acquisitions in the comparable prior year period, including our acquisition of ECP for $293.7 million of cash, net of cash acquired. Property and equipment purchases were $88.3 million in the year ended December 31, 2012 compared to $86.4 million in the prior year period.

Net cash provided by financing activities totaled $157.1 million for the year ended December 31, 2012, compared to $311.4 million in 2011. In 2012, we borrowed a net $147.0 million under our credit facilities, compared to $307.0 million in the prior year. Our 2012 bank borrowings included $200 million of available term loans under the credit agreement and $80 million under the receivables securitization facility executed in September, the proceeds of which were used to fund acquisitions and pay outstanding amounts under our revolving credit facility. Our bank borrowings in 2011 were used primarily to finance the acquisition of ECP in October 2011. Related to the execution of the 2011 credit agreement, we paid $11.0 million of debt issuance costs during 2011. Payments of other obligations, which included primarily acquisition related notes payable, totaled $23.1 million in 2012, compared to $4.5 million during 2011. Cash generated from exercises of stock options provided $17.7 million and $11.9 million in the years ended December 31, 2012 and 2011, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $15.7 million and $8.0 million in the years ended December 31, 2012 and 2011, respectively.
Net cash provided by operating activities totaled $211.8 million for the year ended December 31, 2011, compared to $159.2 million in 2010. In 2011, our EBITDA increased by $78.2 million compared to the prior year period, due to both acquisition related growth and organic growth. Additionally, our cash interest payments were $6.1 million lower than the prior year period due primarily to lower effective interest rates under our current secured credit agreement. These increases were partially offset by $25.1 million in higher tax payments primarily driven by the increase in pretax income and a higher net investment in our primary working capital accounts (receivables, inventory, and payables). The net cash outflow for our primary working capital accounts increased to $79.6 million for the year ended December 31, 2011 from $69.9 million for the comparable prior year period, primarily due to increased inventory purchases partially offset by the timing of cash payments and collections.
Net cash used in investing activities totaled $571.6 million for the year ended December 31, 2011, compared to $191.6 million for the same period of 2010. We invested $486.9 million of cash, net of cash acquired, in 21 acquisitions during 2011, including $293.7 million of cash paid, net of cash acquired, for our acquisition of ECP. Cash payments, net of cash acquired, for our 20 acquisitions in 2010 totaled $143.6 million. In January 2010, we completed the sale of two of our self service yards, resulting in a cash inflow, net of cash sold, of $12.0 million. Property and equipment purchases were $86.4 million in the year ended December 31, 2011, which is $25.0 million greater than the property and equipment purchases in 2010. The growth in capital expenditures was driven by an increase in site improvement and capacity expansion projects compared to the prior year, as well as expenditures related to planned 2010 projects that carried over into 2011.
Net cash provided by financing activities totaled $311.4 million for the year ended December 31, 2011, compared to $19.0 million in 2010. In March 2011, we entered into our senior secured credit agreement, under which our initial draw of $591.8 million was used to pay off amounts outstanding under the previous credit facility. The credit agreement was amended and restated effective September 30, 2011 to provide additional capacity under our revolving credit facility, under which we drew $325.6 million to fund our acquisition of ECP in the fourth quarter. Additionally, we made three scheduled term loan payments totaling $9.4 million in 2011. Related to the execution and subsequent amendment of our credit agreement, we paid $11.0 million of debt issuance costs. During the prior year, we had only one required quarterly term loan payment for $7.5 million due to prepayments made in 2009. Cash generated from exercises of stock options provided $11.9 million and $14.0 million in 2011 and 2010, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $8.0 million and $15.0 million in 2011 and 2010, respectively.
As part of the consideration for certain of our business acquisitions, we entered into contingent consideration agreements with the selling shareholders. Under the terms of the contingent consideration agreements, additional payments will be made to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. For our acquisition of ECP, we are required to pay up to an additional $89 million (£55 million) in the event the business achieves certain EBITDA targets during the years ending December 31, 2012 and 2013. Based on our evaluation of the likelihood of meeting these performance targets, we recorded a liability for the acquisition date fair value of the contingent consideration of $77.5 million (£50.2 million). The acquisition date fair value of our other contingent consideration liabilities totaled $5.5 million, $3.7 million, and $2.0 million for acquisitions completed in 2012, 2011, and 2010, respectively. As of December 31, 2012, the fair value of our contingent consideration liabilities was $90.0 million, which included a liability for the maximum payment of $40.6 million (£25 million) related to the 2012 performance period of the ECP contingent payment agreement. We expect to fund these payments through either cash generated from operations or through draws on our revolving credit facility. In addition to these contingent consideration agreements, we issued promissory notes in connection with our business acquisitions totaling approximately $16.0 million, $34.2 million and $5.5 million, in 2012, 2011, and 2010, respectively. The notes bear interest at annual rates of 1.0% to 4.0%, and interest is payable at maturity or in monthly installments.
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
We believe that our current cash and equivalents, cash provided by operating activities and funds available from bank borrowings will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. From time to time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
2013 Outlook
We estimate that our capital expenditures for 2013, excluding business acquisitions, will be between $100 million and $115 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be approximately 20% of the total for 2013. We anticipate that net cash provided by operating activities for 2013 will be approximately $300 million.
Off-Balance Sheet Arrangements and Future Commitments
We do not have any off-balance sheet arrangements or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.
The following table represents our future commitments under contractual obligations as of December 31, 2012 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Long-term debt(1)	$1,189.0	$96.3	$239.2	$853.0	$0.5
Capital lease obligations(2)	29.1	5.5	7.5	2.3	13.8
Operating leases(3)	536.8	99.3	167.0	114.0	156.5
Purchase obligations(4)	159.7	87.7	72.0	—	—
Contingent consideration liabilities(5)	93.3	42.3	51.0	—	—
Outstanding letters of credit	39.9	39.9	—	—	—
Other asset purchase commitments	4.4	4.0	0.3	0.1	—
Purchase price payable	1.9	1.9	—	—	—
Other long-term obligations
Self-insurance reserves(6)	46.3	21.7	15.5	5.8	3.3
Deferred compensation plans(7)	19.8	—	—	—	19.8
Long term incentive plan	4.8	2.3	2.5	—	—
Liabilities for unrecognized tax benefits	2.3	0.4	1.0	0.5	0.4
Total	$2,127.3	$401.3	$556.0	$975.7	$194.3

(1)
Our long-term debt under contractual obligations above includes interest on the balances outstanding as of December 31, 2012. Interest on our variable rate credit facilities is calculated based on rates as of December 31, 2012 of 2.85% and 1.05% for our senior secured credit facility and our receivables securitization facility, respectively. Interest on notes payable and other long-term debt is included based on stated rates.

(2)	Interest on capital lease obligations is included based on incremental borrowing or implied rates.

(3)
The operating lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. These expenses historically average approximately 25% of the corresponding lease payments.

(4)
Our purchase obligations include open purchase orders for aftermarket inventory. These amounts include our purchase obligations under the wholesaler agreement we entered into in connection with our acquisition of the Akzo Nobel paint business in 2011. See Note 9, "Business Combinations," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our acquisition of the Akzo Nobel paint business.

(5)
Our contingent consideration liabilities above reflect the undiscounted estimated payments of additional consideration related to business combinations. The actual payouts will be determined at the end of the applicable performance periods based on the acquired entities' achievement of the targets specified in the purchase agreements.

(6)
Self-insurance reserves above include undiscounted estimated payments for our employee medical benefits, automobile liability, general liability, directors and officers liability, workers' compensation and property insurance.

(7)
Deferred compensation payments are dependent on elected payment dates. While we expect that these payments will be made more than five years from the latest balance sheet date, payments may be made earlier depending on such elections. Our deferred compensation plans are funded through investments in life insurance policies. See Note 11, "Retirement Plans," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the deferred compensation plans and related investments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the prime rate, the London InterBank Offered Rate, or the Canadian Dealer Offered Rate. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JPMorgan Chase Bank, N.A., Bank of America, N.A., and RBS Citizens, N.A.) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense. As of December 31, 2012, we held seven interest rate swap contracts representing a total of $520 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. In total, we had 64% and 69% of our variable rate debt under our credit facility at fixed rates at December 31, 2012 and 2011, respectively. These swaps have maturity dates ranging from October 2013 through December 2016. These contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. As of December 31, 2012, the fair market value of these swaps was a liability of $15.6 million. The values of such contracts are subject to changes in interest rates.
At December 31, 2012, we had $428 million of variable rate debt that was not hedged, including $80.0 million of outstanding debt under the receivables securitization facility, which bears interest based on commercial paper rates. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rates, interest expense would change by $4 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin. As of December 31, 2012, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business acquired in the second quarter of 2012. The notional amount and fair value of these forward contracts at December 31, 2012 were immaterial.
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

dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. With our acquisition of Euro Car Parts Holdings Limited in the fourth quarter of 2011, we began hedging our exposure to foreign currency fluctuations for certain of our purchases for our U.K. operations. The notional amount and fair value of these foreign currency forward contracts at December 31, 2012 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in the U.K. and other countries represented 22% of our revenue in 2012. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 2% change in our consolidated revenue and operating income for the year ended December 31, 2012.
Other than with respect to a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate pound sterling and Canadian dollar cash flows that can be used to fund debt payments. As of December 31, 2012, we have amounts outstanding under our revolver facility denominated in pounds sterling of £87.5 million ($142.2 million) and Canadian dollars of CAD $110.0 million ($110.8 million).

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 1, 2013

LKQ CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and equivalents	$59,770	$48,247
Receivables, net	311,808	281,764
Inventory	900,803	736,846
Deferred income taxes	53,485	45,690
Prepaid income taxes	29,537	17,597
Prepaid expenses and other current assets	28,948	19,591
Total Current Assets	1,384,351	1,149,735
Property and Equipment, net	494,379	424,098
Intangible Assets:
Goodwill	1,690,284	1,476,063
Other intangibles, net	106,715	108,910
Other Assets	47,727	40,898
Total Assets	$3,723,456	$3,199,704
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$219,335	$210,875
Accrued expenses:
Accrued payroll-related liabilities	44,400	53,256
Other accrued expenses	90,422	77,769
Income taxes payable	2,748	7,262
Contingent consideration liabilities	42,255	600
Other current liabilities	17,068	18,407
Current portion of long-term obligations	71,716	29,524
Total Current Liabilities	487,944	397,693
Long-Term Obligations, Excluding Current Portion	1,046,762	926,552
Deferred Income Taxes	102,275	88,796
Contingent Consideration Liabilities	47,754	81,782
Other Noncurrent Liabilities	74,627	60,796
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 297,810,896 and 293,897,216 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,978	2,939
Additional paid-in capital	950,338	901,313
Retained earnings	1,010,019	748,794
Accumulated other comprehensive income (loss)	759	(8,961)
Total Stockholders’ Equity	1,964,094	1,644,085
Total Liabilities and Stockholders’ Equity	$3,723,456	$3,199,704

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$4,122,930	$3,269,862	$2,469,881
Cost of goods sold	2,398,790	1,877,869	1,376,401
Gross margin	1,724,140	1,391,993	1,093,480
Facility and warehouse expenses	347,917	293,423	233,993
Distribution expenses	375,835	287,626	212,718
Selling, general and administrative expenses	495,591	391,942	310,228
Restructuring and acquisition related expenses	2,751	7,590	668
Depreciation and amortization	64,093	49,929	37,996
Operating income	437,953	361,483	297,877
Other expense (income):
Interest expense	31,429	24,307	29,765
Loss on debt extinguishment	—	5,345	—
Change in fair value of contingent consideration liabilities	1,643	(1,408)	—
Interest and other income, net	(4,286)	(2,532)	(2,013)
Total other expense, net	28,786	25,712	27,752
Income from continuing operations before provision for income taxes	409,167	335,771	270,125
Provision for income taxes	147,942	125,507	103,007
Income from continuing operations	261,225	210,264	167,118
Discontinued operations:
Income from discontinued operations, net of taxes	—	—	224
Gain on sale of discontinued operations, net of taxes	—	—	1,729
Income from discontinued operations	—	—	1,953
Net income	$261,225	$210,264	$169,071
Basic earnings per share(a):
Income from continuing operations	$0.88	$0.72	$0.58
Income from discontinued operations	—	—	0.01
Total	$0.88	$0.72	$0.59
Diluted earnings per share(a):
Income from continuing operations	$0.87	$0.71	$0.57
Income from discontinued operations	—	—	0.01
Total	$0.87	$0.71	$0.58
(a)    The sum of the individual earnings per share amounts may not equal the total due to rounding.

Consolidated Statements of Comprehensive Income (In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$261,225	$210,264	$169,071
Other comprehensive income (loss), net of tax:
Foreign currency translation	12,921	(4,273)	3,078
Net change in unrecognized gains/losses on interest rate swaps, net of tax	(3,201)	(9,066)	8,712
Reversal of unrealized gain on pension plan, net of tax	—	—	(15)
Total other comprehensive income (loss)	9,720	(13,339)	11,775
Total comprehensive income	$270,945	$196,925	$180,846

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261,225	$210,264	$169,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,165	54,505	41,428
Stock-based compensation expense	15,634	13,107	9,974
Deferred income taxes	4,222	9,302	8,963
Excess tax benefit from stock-based payments	(15,737)	(7,973)	(15,000)
Other	4,515	6,556	(47)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Receivables	(12,813)	(18,074)	(12,309)
Inventory	(95,042)	(90,091)	(67,795)
Prepaid expenses and other assets	(18,952)	(5,094)	(5,240)
Prepaid income taxes/income taxes payable	(774)	2,251	7,492
Accounts payable	(15,097)	28,589	10,156
Accrued expenses and other current liabilities	2,208	(3,303)	8,056
Other noncurrent liabilities	6,636	11,733	4,434
Net cash provided by operating activities	206,190	211,772	159,183
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(88,255)	(86,416)	(61,438)
Proceeds from sales of property and equipment	1,057	1,743	1,441
Proceeds from sale of businesses, net of cash sold	—	—	11,992
Cash used in acquisitions, net of cash acquired	(265,336)	(486,934)	(143,578)
Net cash used in investing activities	(352,534)	(571,607)	(191,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17,693	11,919	13,962
Excess tax benefit from stock-based payments	15,737	7,973	15,000
Debt issuance costs	(253)	(11,048)	(419)
Borrowings under revolving credit facility	742,381	1,111,369	—
Repayments under revolving credit facility	(855,402)	(453,867)	—
Borrowings under term loans	200,000	250,000	—
Repayments under term loans	(20,000)	(600,464)	(7,476)
Borrowings under receivables securitization facility	82,700	—	—
Repayments under receivables securitization facility	(2,700)	—	—
Payments of other obligations	(23,084)	(4,471)	(2,105)
Net cash provided by financing activities	157,072	311,411	18,962
Effect of exchange rate changes on cash and equivalents	795	982	221
Net increase (decrease) in cash and equivalents	11,523	(47,442)	(13,217)
Cash and equivalents, beginning of period	48,247	95,689	108,906
Cash and equivalents, end of period	$59,770	$48,247	$95,689
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$146,478	$113,433	$88,294
Interest	29,026	21,354	27,421
Supplemental disclosure of noncash investing and financing activities:
Purchase price payable, including notes issued in connection with business acquisitions	$17,637	$42,865	$11,889
Contingent consideration liabilities	5,456	81,239	2,000
Stock issued in connection with business acquisitions	—	—	14,945
Debt assumed with business acquisitions	3,989	13,564	—
Property and equipment acquired under capital leases	14,467	414	—
Property and equipment purchases not yet paid	6,564	3,567	1,425

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2010	284,010	$2,840	$814,532	$369,459	$(7,397)	$1,179,434
Net income	—	—	—	169,071	—	169,071
Other comprehensive income	—	—	—	—	11,775	11,775
Stock issued in business acquisitions	1,379	14	14,931	—	—	14,945
Stock issued as director compensation	28	—	290	—	—	290
Stock-based compensation expense	—	—	9,684	—	—	9,684
Exercise of stock options	5,516	55	13,907	—	—	13,962
Excess tax benefit from stock-based payments	—	—	15,000	—	—	15,000
BALANCE, December 31, 2010	290,933	$2,909	$868,344	$538,530	$4,378	$1,414,161
Net income	—	—	—	210,264	—	210,264
Other comprehensive loss	—	—	—	—	(13,339)	(13,339)
Restricted stock units vested	164	2	(2)	—	—	—
Stock issued as director compensation	32	—	399	—	—	399
Stock-based compensation expense	—	—	12,708	—	—	12,708
Exercise of stock options	2,768	28	11,891	—	—	11,919
Excess tax benefit from stock-based payments	—	—	7,973	—	—	7,973
BALANCE, December 31, 2011	293,897	$2,939	$901,313	$748,794	$(8,961)	$1,644,085
Net income	—	—	—	261,225	—	261,225
Other comprehensive income	—	—	—	—	9,720	9,720
Restricted stock units vested	467	5	(5)	—	—	—
Stock-based compensation expense	—	—	15,634	—	—	15,634
Exercise of stock options	3,447	34	17,659	—	—	17,693
Excess tax benefit from stock-based payments	—	—	15,737	—	—	15,737
BALANCE, December 31, 2012	297,811	$2,978	$950,338	$1,010,019	$759	$1,964,094

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business
The financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We provide replacement parts, components and systems needed to repair cars and trucks. We are the nation's largest provider of alternative vehicle collision replacement products, and a leading provider of alternative vehicle mechanical replacement products. We also have operations in the United Kingdom, Canada, Mexico and Central America. In total, we operate more than 500 facilities.
As described in Note 3, "Discontinued Operations," during 2010, we sold certain of our self service facilities. These facilities qualified for treatment as discontinued operations. The financial results of these facilities are segregated from our continuing operations and presented as discontinued operations in the Consolidated Statements of Income for all periods presented. The remaining liabilities of discontinued operations are not material to our financial position for the periods presented.
In 2012, our Board of Directors approved a two-for-one split of our common stock. The stock split was completed in the form of a stock dividend that was issued on September 18, 2012 to stockholders of record at the close of business on August 28, 2012. The stock began trading on a split adjusted basis on September 19, 2012. The Company’s historical share and per share information within this Annual Report on Form 10-K has been retroactively adjusted to give effect to this stock split.

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
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $24.7 million and $22.8 million at December 31, 2012 and 2011, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Consolidated Statements of Income and are shown as a current liability on our Consolidated Balance Sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties. We recognize revenue from the sale of scrap, cores and other metals when title has transferred, which typically occurs upon delivery to the customer.
Shipping & Handling
Revenue also includes amounts billed to customers related to shipping and handling of approximately $25.6 million, $23.9 million and $17.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. Distribution expenses in the accompanying Consolidated Statements of Income are the costs incurred to prepare and deliver products to customers.
Receivables and Allowance for Doubtful Accounts
In the normal course of business, we extend credit to customers after a review of each customer's credit history. We recorded a reserve for uncollectible accounts of approximately $9.5 million and $8.3 million at December 31, 2012 and 2011, respectively. The reserve is based upon the aging of the accounts receivable, our assessment of the collectability of specific customer accounts and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received.
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
Inventory
We classify our inventory into the following categories: aftermarket and refurbished vehicle replacement products; and salvage and remanufactured vehicle replacement products. This classification reflects the historically distinct distribution channels used in the sale of alternative repair products in North America, although we continue to work toward integrating these distribution channels.
An aftermarket product is a new vehicle product manufactured by a company other than the original equipment manufacturer. Cost is established based on the average price we pay for parts, and includes expenses incurred for freight and overhead costs. For items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished inventory cost is based on the average price we pay for cores, which are recycled automotive parts that are not suitable for sale as a replacement part without further processing. The cost of our refurbished inventory also includes expenses incurred for freight, labor and other overhead.
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
For all inventory, carrying value is recorded at the lower of cost or market and is reduced to reflect the age of the inventory and current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.
Inventory consists of the following (in thousands):

	December 31,
	2012	2011
Aftermarket and refurbished products	$523,677	$445,787
Salvage and remanufactured products	377,126	291,059
	$900,803	$736,846
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

Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years
Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Land and improvements	$87,720	$81,170
Buildings and improvements	133,368	119,414
Furniture, fixtures and equipment	243,565	192,514
Computer equipment and software	91,588	79,195
Vehicles and trailers	51,187	40,825
Leasehold improvements	91,280	69,079
	698,708	582,197
Less—Accumulated depreciation	(231,130)	(179,950)
Construction in progress	26,801	21,851
	$494,379	$424,098
Intangibles
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships and covenants not to compete.
Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2012, 2011 and 2010. The results of all of these tests indicated that goodwill was not impaired.
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	North America	Europe	Total
Balance as of January 1, 2010	$938,783	$—	$938,783
Business acquisitions and adjustments to previously recorded goodwill	91,757	—	91,757
Exchange rate effects	2,433	—	2,433
Balance as of December 31, 2010	$1,032,973	$—	$1,032,973
Business acquisitions and adjustments to previously recorded goodwill	105,177	337,031	442,208
Exchange rate effects	(1,520)	2,402	882
Balance as of December 31, 2011	$1,136,630	$339,433	$1,476,063
Business acquisitions and adjustments to previously recorded goodwill	201,742	(4,140)	197,602
Exchange rate effects	1,459	15,160	16,619
Balance as of December 31, 2012	$1,339,831	$350,453	$1,690,284
In 2011 and 2012, we finalized the valuation of certain intangible assets acquired related to our 2010 and 2011 acquisitions, respectively. As these adjustments did not have a material impact on our financial position or results of operations, we recorded these adjustments to goodwill and amortization expense in 2011 and 2012, respectively.

The components of other intangibles are as follows (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$118,422	$(21,599)	$96,823	$115,954	$(16,305)	$99,649
Customer relationships	14,426	(6,642)	7,784	10,050	(3,065)	6,985
Covenants not to compete	3,654	(1,546)	2,108	3,194	(918)	2,276
	$136,502	$(29,787)	$106,715	$129,198	$(20,288)	$108,910
In 2012, we recorded $0.6 million of trade names, $4.1 million of customer relationships and $0.6 million of covenants not to compete resulting from our 2012 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2011 acquisitions. In 2011, we recorded $40.1 million of trade names, $5.7 million of customer relationships and $1.5 million of covenants not to compete resulting from our 2011 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2010 acquisitions. The trade names recorded in 2011 included $39.3 million for the Euro Car Parts trade name related to our acquisition of Euro Car Parts Holdings Limited (“ECP”) effective October 1, 2011. Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 10 years) on either a straight-line or accelerated basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $9.5 million, $7.9 million and $4.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2017 is $8.8 million, $7.9 million, $7.1 million, $6.3 million and $6.0 million, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no material adjustments to the carrying value of long-lived assets of continuing operations during the years ended December 31, 2012, 2011 or 2010.
Product Warranties
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2011	$2,063
Warranty expense	22,364
Warranty claims	(20,802)
Business acquisitions	3,722
Balance as of December 31, 2011	$7,347
Warranty expense	29,628
Warranty claims	(27,514)
Business acquisitions	1,113
Balance as of December 31, 2012	$10,574
For an additional fee, we also sell extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.
Self-Insurance Reserves
We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $44.1 million and $37.4 million, including $21.5 million and $18.2 million classified as Other Accrued Expenses, as of December 31, 2012 and 2011, respectively. The remaining balances of self-insurance reserves are classified as Other Noncurrent Liabilities, which reflects management's estimates of when claims will be paid. The reserves presented on the Consolidated Balance Sheets are net of claims deposits of $0.5 million at both December 31, 2012 and 2011. In addition to these claims deposits, we had outstanding letters of credit of $37.1 million and $31.8 million at December 31, 2012 and 2011, respectively, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.
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
U.S. federal income taxes are not provided on our interest in undistributed earnings of foreign subsidiaries when it is management's intent that such earnings will remain invested in those subsidiaries or other foreign subsidiaries. Taxes will be provided on these earnings in the period in which a decision is made to repatriate the earnings.
Depreciation Expense
Included in Cost of Goods Sold on the Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations and our distribution centers.
Rental Expense
We recognize rental expense on a straight-line basis over the respective lease terms, including reasonably-assured renewal periods, for all of our operating leases.
Foreign Currency Translation
For most of our foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statements of Income amounts are translated to U.S. dollars using average exchange rates during the period. Translation gains and losses are reported as a component of Accumulated Other Comprehensive Income (Loss) in stockholders' equity.
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
Additionally, in February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As this guidance only revises the presentation and disclosures related to the reclassification of items out of accumulated other comprehensive income, the adoption of this guidance will not affect our financial position, results of operations or cash flows.
Effective January 1, 2012, we adopted FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update clarifies existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. We applied the provisions of this ASU to our fair value measurements during the current year, however, the adoption did not have a material effect on our financial statements. See Note 7, "Fair Value Measurements," for the required disclosures.

Note 3.	Discontinued Operations
In connection with our 2009 agreement with Schnitzer Steel Industries, Inc., we agreed to sell two self service retail facilities in Dallas, Texas on January 15, 2010 for $12.0 million. We recognized a gain on the sale of approximately $1.7 million, net of tax, in our first quarter 2010 results. Goodwill totaling $6.7 million was included in the cost basis of net assets disposed when determining the gain on sale.
The self service facilities that we sold qualified for treatment as discontinued operations. The financial results of these facilities are segregated from our continuing operations and presented as discontinued operations in the Consolidated Statements of Income for all periods presented. The remaining liabilities of discontinued operations are not material to our financial position for the periods presented.
Results of operations for the discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue	$—	$—	$686
Income before income tax provision	$—	$—	$355
Income tax provision	—	—	131
Income from discontinued operations, net of taxes, before gain on sale of discontinued operations	—	—	224
Gain on sale of discontinued operations, net of taxes of $1,015	—	—	1,729
Income from discontinued operations, net of taxes	$—	$—	$1,953

Note 4.	Equity Incentive Plans
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
The total number of shares approved by our stockholders for issuance under the Equity Incentive Plan is 69.9 million shares, subject to antidilution and other adjustment provisions, which includes the 1.1 million shares authorized in 2012 and 12.8 million shares authorized in 2011. Of the shares approved by our stockholders for issuance under the Equity Incentive Plan, 14.6 million shares remained available for issuance as of December 31, 2012.
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
As a result of the stock split in September 2012 as discussed in Note 1, "Business," the following adjustments were made in accordance with the nondiscretionary antidilution provisions of our 1998 Equity Incentive Plan:  the number of shares available for issuance doubled; the number of outstanding RSUs, shares subject to stock options and shares of restricted stock all also doubled; and the exercise prices of outstanding stock options were reduced to 50% of the exercise prices prior to the stock split.
A summary of transactions in our stock-based compensation plans is as follows:

	Shares Available For Grant	RSUs		Stock Options			Restricted Stock
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price		Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	7,285,606	—	$—	18,658,814	$4.41		404,000	$9.50
Granted	(3,423,066)	—	—	3,423,066	9.98		—	—
Exercised	—	—	—	(5,516,310)	2.53		—	—
Vested	—	—	—	—	—		(96,000)	9.51
Cancelled	417,640	—	—	(417,640)	8.06		—	—
Balance, December 31, 2010	4,280,180	—	$—	16,147,930	$6.14		308,000	$9.50
Granted	(1,643,348)	1,643,348	11.80	—	—		—	—
Shares Issued for Director Compensation	(31,166)	—	—	—	—		—	—
Exercised	—	—	—	(2,768,038)	4.31		—	—
Vested	—	(164,862)	11.84	—	—		(96,000)	9.51
Cancelled	346,704	(44,904)	11.77	(301,800)	8.44		—	—
Additional Shares Authorized	12,800,000	—	—	—	—		—	—
Balance, December 31, 2011	15,752,370	1,433,582	$11.80	13,078,092	$6.47		212,000	$9.49
Granted	(1,504,410)	1,504,410	15.86	—	—		—	—
Exercised	—	—	—	(3,446,472)	5.13		—	—
Vested	—	(467,208)	13.09	—	—		(96,000)	9.51
Cancelled	395,972	(119,422)	14.03	(276,550)	8.30		—	—
Balance, December 31, 2012	14,643,932	2,351,362	$14.02	9,355,070	$6.90	—	116,000	$9.47
In January 2013, our Board of Directors granted 594,700 RSUs to employees. The annual award to executive officers has not been granted as of March 1, 2013.

The following table summarizes information about expected to vest RSUs and restricted stock, and vested and expected to vest options at December 31, 2012:

	Shares	Weighted Average Remaining Contractual Life (Yrs)	Intrinsic Value (in thousands)	Weighted Average Exercise Price
RSUs	2,319,877	3.5	$48,949	$—
Stock options	9,079,684	5.0	129,421	6.85
Restricted stock	116,000	0.6	2,448	—
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $21.10 on December 31, 2012. This amount changes based upon the fair market value of our common stock. The aggregate intrinsic value of total outstanding RSUs and restricted stock was $49.6 million and $2.4 million at December 31, 2012, respectively.
The following table summarizes information about outstanding and exercisable stock options at December 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$1.50 - $3.50	1,357,538	1.6	$2.11	1,357,538	1.6	$2.11
$3.51 - $5.50	1,676,760	3.5	4.85	1,676,760	3.5	4.85
$5.51 - $7.50	2,193,800	6.0	5.98	1,448,330	6.0	5.98
$7.51 - $9.50	215,666	6.1	9.21	160,733	5.8	9.25
$9.51 +	3,911,306	6.3	9.84	2,253,124	6.0	9.78
	9,355,070	5.0	$6.90	6,896,485	4.5	$6.26
The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2012 was $132.8 million and $102.3 million, respectively.
The fair value of RSUs and restricted stock is based on the market price of LKQ stock on the date of issuance. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSUs, we used forfeiture rates of 10% for grants to employees and 0% for grants to non-employee directors and executive officers.
The fair value of RSUs that vested during the years ended December 31, 2012 and 2011 was $7.8 million and $2.2 million, respectively. There were no RSU vestings during the year ended December 31, 2010 as we did not issue RSUs prior to 2011. The fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was approximately $1.6 million, $1.1 million and $1.0 million, respectively.
We did not grant any stock options during the years ended December 31, 2012 and 2011. For the stock options granted during 2010, the fair value was estimated using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used to compute the fair value of stock option grants:

Year Ended December 31,
2010
Expected life (in years)	6.4
Risk-free interest rate	3.17%
Volatility	43.9%
Dividend yield	0%
Weighted average fair value of options granted	$4.77
Expected life—The expected life represents the period that our stock-based awards are expected to be outstanding. At the last grant date (in 2010), we used the simplified method in developing an estimate of expected life of stock options because we lacked sufficient data to calculate an expected life based on historical experience. Our first annual option grant with a full five year vesting period since we became a public company was on January 13, 2006, and these awards became fully vested in

January 2011. Additionally, our options have a ten year life while our existence as a public company was just over six years when the 2010 grant was made. Therefore, we used the simplified expected term method as permitted by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110.
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
Estimated forfeitures—When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. A forfeiture rate of 9% was used for valuing employee option grants, while a forfeiture rate of 0% was used for valuing non-employee director and executive officer option grants.
The total grant-date fair value of options that vested during the years ended December 31, 2012, 2011 and 2010 was $7.2 million, $8.6 million and $7.7 million respectively. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $45.3 million, $24.8 million and $43.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.
We recognize compensation expense on a straight-line basis over the requisite service period of the award. The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
RSUs	$8,411	$3,666	$—
Stock options	6,310	8,129	8,771
Restricted stock	913	913	913
Stock issued to non-employee directors	—	399	290
Total stock-based compensation expense	$15,634	$13,107	$9,974
The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of goods sold	$376	$327	$278
Facility and warehouse expenses	2,465	2,391	2,069
Selling, general and administrative expenses	12,793	10,389	7,627
	15,634	13,107	9,974
Income tax benefit	(6,097)	(5,059)	(3,920)
Total stock-based compensation expense, net of tax	$9,537	$8,048	$6,054
We have not capitalized any stock-based compensation costs during the years ended December 31, 2012, 2011 or 2010.
As of December 31, 2012, unrecognized compensation expense related to unvested RSUs, stock options and restricted stock is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Restricted Stock	Total
2013	$8,254	$4,580	$208	$13,042
2014	7,897	3,007	139	11,043
2015	7,861	75	—	7,936
2016	4,394	—	—	4,394
2017	141	—	—	141
Total unrecognized compensation expense	$28,547	$7,662	$347	$36,556

Note 5.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	December 31,
	2012	2011
Senior secured credit agreement:
Term loans payable	$420,625	$240,625
Revolving credit facility	553,964	660,730
Receivables securitization facility	80,000	—
Notes payable through October 2018 at weighted average interest rates of 1.7% and 2.0%, respectively	42,398	38,338
Other long-term debt at weighted average interest rates of 3.3% and 3.2%, respectively	21,491	16,383
	1,118,478	956,076
Less current maturities	(71,716)	(29,524)
	$1,046,762	$926,552

The scheduled maturities of long-term obligations outstanding at December 31, 2012 are as follows (in thousands):

2013	$71,716
2014	54,611
2015	138,323
2016	847,759
2017	848
Thereafter	5,221
$1,118,478
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
The obligations under the Credit Agreement are unconditionally guaranteed by our direct and indirect domestic subsidiaries and certain foreign subsidiaries. Obligations under the Credit Agreement, including the related guarantees, are collateralized by a security interest and lien on a majority of the existing and future personal property of, and a security interest in 100% of our equity interest in, each of our existing and future direct and indirect domestic and foreign subsidiaries, provided that if a pledge of 100% of a foreign subsidiary’s voting equity interests gives rise to an adverse tax consequence, such pledge shall be limited to 65% of the voting equity interest of the first tier foreign subsidiary. In the event that we obtain and maintain certain ratings from S&P (BBB- or better, with stable or better outlook) or Moody’s (Baa3 or better, with stable or better outlook), and upon our request, the security interests in and liens on the collateral described above shall be released. As of December 31, 2012, our our credit ratings from Moody’s and S&P were Ba2 and BB+, respectively, with a stable outlook.

Amounts under the Revolving Credit Facility are due and payable upon maturity of the Credit Agreement in March 2016. Amounts under the Term Loan Facility are due and payable in quarterly installments, with the annual payments equal to 5% of the original principal amount in the first and second years, 10% of the original principal amount in the third and fourth years, and 15% of the original principal amount in the fifth year. The remaining balance under the Term Loan Facility is due and payable on the maturity date of the Credit Agreement. Amounts under the New Term Loan Facility are due and payable in quarterly installments beginning after March 31, 2012, with the annual payments equal to 5% of the original principal amount in the first and second years and 10% of the original principal amount in the third and fourth years. The remaining balance under the New Term Loan Facility is due and payable on the maturity date of the Credit Agreement. We are required to prepay the Term Loan Facility and the New Term Loan Facility by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the Credit Agreement without penalty.
The Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to, among other things (i) incur indebtedness, except for certain exclusions such as borrowings on a permitted receivables facility up to $100 million, (ii) incur liens, (iii) enter into any merger, consolidation, amalgamation, or otherwise liquidate or dissolve the Company, (iv) dispose of certain property, (v) make dividend payments, repurchase our stock, or enter into derivative contracts indexed to the value of our common stock, (vi) make certain investments, including the acquisition of assets constituting a business or the stock of a business designated as a non-guarantor, (vii) make optional prepayments of subordinated debt, (viii) enter into sale-leaseback transactions, (ix) issue preferred stock, redeemable stock, convertible stock or other similar equity instruments, and (x) enter into hedge agreements for speculative purposes or otherwise not in the ordinary course of business. The Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.00 to 1.00, except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio may increase to 3.50 to 1.00 for the subsequent four fiscal quarters and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the Credit Agreement as of December 31, 2012 and 2011.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our total leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 6, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding against the Credit Agreement at December 31, 2012 and 2011 were 2.85% and 2.59%, respectively. We also pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility. The commitment fee is subject to change in increments of 0.05% depending on our total leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our total leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $974.6 million and $901.4 million at December 31, 2012 and 2011, respectively, of which $31.9 million and $12.5 million were classified as current maturities, respectively. As of December 31, 2012, there were $39.9 million of outstanding letters of credit. The amounts available under the Revolving Credit Facility are reduced by the amounts outstanding under letters of credit, and thus availability on the Revolving Credit Facility at December 31, 2012 was $356.1 million.
In 2011, we incurred a loss on debt extinguishment of $5.3 million related to the write off of the unamortized balance of capitalized debt issuance costs under our previous debt agreement. The amount of the write off excludes debt issuance cost amortization, which is recorded as a component of interest expense. We incurred $11.0 million in fees related to the execution of the Credit Agreement during 2011. These fees were capitalized within Other Assets on our Consolidated Balance Sheets and are amortized over the term of the agreement.
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
The sale of the ownership interest in the Receivables is accounted for as a secured borrowing on our Consolidated Balance Sheets, under which the Receivables collateralize the amounts invested by the Purchasers. As of December 31, 2012, $116.9 million of net Receivables were collateral for the investment under the Receivables Facility. Under the RPA, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) LIBOR rates plus 1.25%, or (iii) base rates, and are payable monthly in arrears. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of December 31, 2012, the interest rate under the Receivables Facility was 1.05%. During 2012, we also incurred $0.3 million of arrangement fees and other related transaction costs which were capitalized within Other Assets on the Consolidated Balance Sheets and are amortized over the term of the facility. As of December 31, 2012, the outstanding balance of $80.0 million was classified as long-term on the Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.
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
Other Long-Term Obligations
As part of the consideration for business acquisitions completed during 2012, 2011 and 2010, we issued promissory notes totaling approximately $16.0 million, $34.2 million and $5.5 million, respectively. The weighted average interest rates on the notes outstanding at December 31, 2012 and 2011 were 1.7% and 2.0%, respectively.

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
Interest Rate Swaps
At December 31, 2012, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our credit agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on the London InterBank Offered Rate (“LIBOR”) or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.
The following table summarizes the terms of our interest rate swap agreements as of December 31, 2012:

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

* Includes applicable margin of 1.75% per annum on LIBOR or CDOR-based debt in effect as of December 31, 2012 under the Credit Agreement.
As of December 31, 2012, the fair market value of the $100 million notional amount swap was a liability of $0.7 million included in Other Accrued Expenses on our Consolidated Balance Sheets. The fair market value of the other swap contracts was a liability of $14.9 million included in Other Noncurrent Liabilities. As of December 31, 2011, the fair market value of the interest rate swap contracts was a liability of $10.6 million included in Other Noncurrent Liabilities on our Consolidated Balance Sheets. While our interest rate swaps executed with the same counterparty are subject to master netting arrangements, we present our interest rate swaps on a gross basis in our Consolidated Balance Sheets.
The activity related to our interest swap agreements is included in Note 14, "Accumulated Other Comprehensive Income (Loss)." In connection with the execution of our credit agreement on March 25, 2011 as discussed in Note 5, "Long-Term Obligations," we temporarily experienced differences in critical terms between the interest rate swaps and the underlying debt. As a result, we incurred a loss of $0.2 million related to hedge ineffectiveness in 2011. Beginning on April 14, 2011, we have held, and expect to continue to hold through the maturity of the respective interest rate swap agreements, at least the notional amount of each agreement in the respective variable-rate debt, such that we expect any future ineffectiveness will be immaterial and the swaps will continue to be highly effective in hedging our variable rate debt.
As of December 31, 2012, we estimate that $4.1 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into interest expense within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts and commodity forward contracts, to manage our exposure to variability in exchange rates and metals prices in certain of our operations. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at December 31, 2012 and 2011, along with the effect on our results of operations in 2012 and 2011, were immaterial. We did not hold any foreign currency forward contracts or commodity forward contracts during the year ended December 31, 2010.

Note 7.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and there were no significant changes in valuation techniques or inputs during the year ended December 31, 2012. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2012 and 2011 (in thousands):

	Balance as of December 31, 2012	Fair Value Measurements as of December 31, 2012
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$19,492	$—	$19,492	$—
Total Assets	$19,492	$—	$19,492	$—
Liabilities:
Contingent consideration liabilities	$90,009	$—	$—	$90,009
Deferred compensation liabilities	19,843	—	19,843	—
Interest rate swaps	15,643	—	15,643	—
Total Liabilities	$125,495	$—	$35,486	$90,009

	Balance as of December 31, 2011	Fair Value Measurements as of December 31, 2011
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$13,413	$—	$13,413	$—
Total Assets	$13,413	$—	$13,413	$—
Liabilities:
Contingent consideration liabilities	$82,382	$—	$—	$82,382
Deferred compensation liabilities	14,071	—	14,071	—
Interest rate swaps	10,576	—	10,576	—
Total Liabilities	$107,029	$—	$24,647	$82,382

The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Consolidated Balance Sheets. The contingent consideration liabilities are classified as separate line items in both current and noncurrent liabilities on our Consolidated Balance Sheets based on the expected timing of the related payments.
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

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

	December 31,
	2012	2011
Unobservable Input	(Weighted Average)
Probability of achieving payout targets	79.7%	78.1%
Discount rate	6.6%	3.0%
A significant decrease in the assessed probabilities of achieving the targets or a significant increase in the discount rate, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Consolidated Statements of Income.
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

Balance as of January 1, 2011	$2,000
Contingent consideration liabilities recorded for business acquisitions	81,239
Decrease in fair value included in earnings	(1,408)
Exchange rate effects	551
Balance as of December 31, 2011	$82,382
Contingent consideration liabilities recorded for business acquisitions	5,456
Payments	(3,100)
Increase in fair value included in earnings	1,643
Exchange rate effects	3,628
Balance as of December 31, 2012	$90,009
The net loss included in earnings for the year ended December 31, 2012 included $1.5 million of losses related to contingent consideration obligations outstanding as of December 31, 2012. The gain included in earnings for the year ended December 31, 2011 is related to a contingent consideration obligation that was settled prior to December 31, 2012. The changes in the fair value of contingent consideration obligations during 2012 and 2011 are a result of the quarterly assessment of the fair value inputs. The loss during the year ended December 31, 2012 also includes the impact related to the adoption of FASB ASU No. 2011-04 as described in Note 2, "Summary of Significant Accounting Policies" (which adoption did not have a material impact).
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Consolidated Balance Sheets at cost. Based on market conditions as of December 31, 2012 and 2011, the fair value of our Credit Agreement borrowings reasonably approximated the carrying value of $975 million and $901 million, respectively. As discussed in Note 5, "Long-Term Obligations," we entered into a Receivables Facility on September 28, 2012. Based on market conditions as of December 31, 2012, the fair value of the outstanding borrowings under the Receivables Facility reasonably approximated the carrying value of $80 million.
The fair value measurements of our debt instruments are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2012 to assume these obligations.

Note 8.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at December 31, 2012 are as follows (in thousands):

Years ending December 31:
2013	$99,345
2014	88,494
2015	78,536
2016	62,795
2017	51,159
Thereafter	156,506
Future Minimum Lease Payments	$536,835
Rental expense for operating leases was approximately $101.1 million, $83.7 million and $66.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.
We guarantee the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2012, the guaranteed residual value would have totaled approximately $28.7 million. We have not recorded a liability for the guaranteed residual value of equipment under operating leases as the recovery on disposition of the equipment under the leases is expected to approximate the guaranteed residual value.
Litigation and Related Contingencies
We are a plaintiff in a class action lawsuit against several aftermarket product suppliers. During 2012, we recognized gains totaling $17.9 million resulting from settlements with certain of the defendants. These gains were recorded as a reduction of Cost of Goods Sold on our Consolidated Statements of Income. The class action is still pending against two defendants, the results of which are not expected to be material to our results of operations or cash flows. If there is a class settlement with (or a favorable judgment entered against) each of the remaining defendants, we will recognize the gain from such settlement or judgment when substantially all uncertainties regarding its timing and amount are resolved and realization is assured.
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
During the year ended December 31, 2012, we made 30 acquisitions in North America, including 22 wholesale businesses and eight self service retail operations. These acquisitions enabled us to expand our geographic presence and enter new markets. Additionally, two of our acquisitions were completed with a goal of improving the recovery from scrap and other metals harvested from the vehicles we purchase: a precious metals refining and reclamation business, which we acquired with the goal of improving the profitability of the precious metals we extract from our recycled vehicle parts; and a scrap metal shredder, which we expect will improve the profitability of the scrap metals recovered from the vehicle hulks in certain of our recycled product operations.
Total acquisition date fair value of the consideration for the 2012 acquisitions was $284.6 million, composed of $261.5 million of cash (net of cash acquired), $16.0 million of notes payable, $1.6 million of other purchase price obligations (non-interest bearing) and $5.5 million of contingent payments to former owners. The contingent consideration arrangements made in connection with our 2012 acquisitions have a maximum potential payout of $6.5 million.
During the year ended December 31, 2012, we recorded $197.6 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2011 acquisitions. We expect $157.8 million of the $197.6 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and December 31, 2012, our 2012 acquisitions generated $116.3 million of revenue and $11.0 million of operating income. Of our 30 acquisitions completed in 2012, eight were completed in December 2012, and therefore, contributed less than one month of revenue and operating income for the year ended December 31, 2012.
Subsequent to December 31, 2012, we completed the acquisition of an aftermarket product distributor in the U.K. and a paint distribution business in Canada. We are in the process of completing the purchase accounting for these acquisitions, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed, or the pro forma effect of the acquisition on our results of operations.
On October 3, 2011, LKQ Corporation, LKQ Euro Limited (“LKQ Euro”), a subsidiary of LKQ Corporation, and Draco Limited (“Draco”) entered into an Agreement for the Sale and Purchase of Shares of Euro Car Parts Holdings Limited (the “Sale and Purchase Agreement”). Under the terms of the Sale and Purchase Agreement, effective October 1, 2011, LKQ Euro acquired all of the shares in the capital of ECP, an automotive aftermarket products distributor in the U.K., from Draco and the other shareholders of ECP. With the acquisition of ECP, we expanded our geographic presence beyond North America into the European market. Our acquisition of ECP established our Wholesale – Europe operating segment. Total acquisition date fair value of the consideration for the ECP acquisition was £261.6 million ($403.7 million), composed of £190.3 million ($293.7 million) of cash (net of cash acquired), £18.4 million ($28.3 million) of notes payable, £2.7 million ($4.1 million) of other purchase price obligations (non-interest bearing) and a contingent payment to the former owners of ECP. Pursuant to the contingent payment terms, if certain annual performance targets are met by ECP, we will be obligated to pay between £22 million and £25 million and between £23 million and £30 million for the years ending December 31, 2012 and 2013, respectively. We determined the acquisition date fair value of these contingent payments to be £50.2 million ($77.5 million at the exchange rate on October 3, 2011). For the 2012 annual performance period, ECP exceeded the stated performance targets, and therefore, we accrued the maximum payout for the 2012 earnout period as of December 31, 2012. See Note 7, "Fair Value Measurements" for additional information on changes to the fair value of our contingent consideration liabilities during the years ended December 31, 2012 and 2011.
We recorded goodwill of $332.9 million for the ECP acquisition, which will not be deductible for income tax purposes.
In addition to our acquisition of ECP, we made 20 acquisitions in North America in 2011 (17 wholesale businesses and three self service retail operations). Our acquisitions included the purchase of two engine remanufacturers, which expanded our presence in the remanufacturing industry that we entered in 2010. Additionally, our acquisition of an automotive heating and cooling component distributor supplements our expansion into the automotive heating and cooling aftermarket products market. Our North American wholesale business acquisitions also included the purchase of the U.S. vehicle refinish paint distribution business of Akzo Nobel Automotive and Aerospace Coatings (the “Akzo Nobel paint business”), which allowed us to increase our paint and related product offerings and expand our geographic presence in the automotive paint market. Our other 2011 acquisitions enabled us to expand our geographic presence and enter new markets.
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
In 2010, we made 20 acquisitions in North America (18 wholesale businesses and two self service retail operations). Our acquisitions included the purchase of an engine remanufacturer, which allowed us to further vertically integrate our supply chain. We expanded our product offerings through the acquisition of an automotive heating and cooling component business, as well as a tire recycling business. Our 2010 acquisitions have also enabled us to expand our geographic presence, most notably in Canada through our purchase of Cross Canada, an aftermarket product supplier.
Total acquisition date fair value of the consideration for the 2010 acquisitions was $170.4 million, composed of $143.6 million of cash (net of cash acquired), $5.5 million of notes payable, $4.4 million of other purchase price obligations (non-interest bearing), $2.0 million of contingent payments to former owners and $14.9 million in stock issued (1,379,310 shares). The $14.9 million of common stock was issued in connection with our acquisition of Cross Canada on November 1, 2010. The fair value of common stock issued was based on the market price of LKQ stock on the date of issuance. We recorded goodwill of $91.8 million for the 2010 acquisitions, of which $74.9 million is expected to be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2012 acquisitions, the purchase price allocations are preliminary as we are in the process of determining the following: 1) valuation amounts for certain of the inventories and equipment acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired.
The purchase price allocations for the acquisitions completed during 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2012	2011
	(Preliminary)	ECP	Other Acquisitions	Total
Receivables	$15,473	$54,225	$23,538	$77,763
Receivable reserves	(1,459)	(3,832)	(1,121)	(4,953)
Inventory	62,305	93,835	59,846	153,681
Prepaid expenses and other current assets	201	3,189	2,820	6,009
Property and equipment	31,930	41,830	10,614	52,444
Goodwill	201,742	332,891	105,177	438,068
Other intangibles	655	43,723	7,683	51,406
Other assets	187	13	9,420	9,433
Deferred income taxes	428	(13,218)	7,235	(5,983)
Current liabilities assumed	(22,910)	(135,390)	(17,257)	(152,647)
Debt assumed	(3,989)	(13,564)	—	(13,564)
Other noncurrent liabilities assumed	—	—	(619)	(619)
Contingent consideration liabilities	(5,456)	(77,539)	(3,700)	(81,239)
Other purchase price obligations	(1,647)	(4,136)	(4,510)	(8,646)
Notes issued	(15,990)	(28,302)	(5,917)	(34,219)
Cash used in acquisitions, net of cash acquired	$261,470	$293,725	$193,209	$486,934
The primary reason for our acquisitions made in 2012, 2011 and 2010 was to leverage our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, widen our product offerings and enter new markets. When we identify potential acquisitions, we attempt to target companies with a leading market share, an experienced management team and workforce that provide a fit with our existing operations and strong cash flows. In many cases, acquiring companies with these characteristics can result in purchase prices that include a significant amount of goodwill.
Our acquisition of ECP in 2011 marked our entry into the European automotive aftermarket business and provides an opportunity to us as that market has historically had a low penetration of alternative collision parts. We targeted the U.K. as a desirable market for international expansion. We believe growth opportunities exist for this business, both through the geographic expansion into new primary and secondary markets, as well as through increased product offerings including alternative collision parts. By acquiring ECP, a leading distributor of alternative automotive products, we were able to gain access to this market in a manner that we viewed as quicker and more cost effective than would have been achievable through a start-up organization and organic growth. The potential growth opportunities, combined with the developed distribution network, experienced management team, and established workforce, contributed to the $332.9 million of goodwill recognized related to this acquisition.

The following pro forma summary presents the effect of the businesses acquired during the year ended December 31, 2012 as though the businesses had been acquired as of January 1, 2011, the businesses acquired during the year ended December 31, 2011 as though they had been acquired as of January 1, 2010 and the businesses acquired during the year ended December 31, 2010 as though they had been acquired as of January 1, 2009. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Revenue, as reported	$4,122,930	$3,269,862	$2,469,881
Revenue of purchased businesses for the period prior to acquisition:
ECP	—	407,042	420,769
Other acquisitions	202,144	466,002	504,044
Pro forma revenue	$4,325,074	$4,142,906	$3,394,694
Income from continuing operations, as reported	$261,225	$210,264	$167,118
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
ECP	—	21,858	9,669
Other acquisitions	12,674	27,396	12,996
Pro forma income from continuing operations	$273,899	$259,518	$189,783
Basic earnings per share from continuing operations, as reported	$0.88	$0.72	$0.58
Effect of purchased businesses for the period prior to acquisition:
ECP	—	0.07	0.03
Other acquisitions	0.04	0.09	0.05
Pro forma basic earnings per share from continuing operations (a)	$0.93	$0.89	$0.66
Diluted earnings per share from continuing operations, as reported	$0.87	$0.71	0.57
Effect of purchased businesses for the period prior to acquisition:
ECP	—	0.07	0.03
Other acquisitions	0.04	0.09	0.04
Pro forma diluted earnings per share from continuing operations (a)	$0.91	$0.87	$0.65

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
Refurbished Bumper and Wheel Restructuring
In the second quarter of 2012, we initiated a restructuring plan to improve the operational efficiency of our refurbished product operations and to reduce the cost structure of the related refurbished bumper and wheel product lines. As part of the restructuring plan, we consolidated certain of our bumper and wheel refurbishing operations, with a focus on increasing output at the remaining operations to improve economies of scale. Restructuring costs included the write off of disposed assets, severance costs for termination of overlapping headcount, costs to move equipment and inventory, and excess facility costs. These costs are expensed as incurred, when the costs meet the criteria to be accrued, or, in the case of non-performing lease reserves, at the cease-use date of the facility. During the year ended December 31, 2012, we incurred $1.1 million of expense related to this restructuring plan. We are in the process of finalizing our restructuring plan, and we do not expect the remaining expenses to complete our plan will be material.

Akzo Nobel Paint Business Integration
With our acquisition of the Akzo Nobel paint business in the second quarter of 2011, we initiated certain restructuring activities to integrate the acquired paint distribution locations into our existing business. Our restructuring plan included the closure of duplicate facilities, elimination of overlapping delivery routes and termination of employees in connection with the consolidation of the overlapping facilities and delivery routes. During the year ended December 31, 2011, we incurred $2.6 million of charges primarily related to excess facility costs, which were expensed at the cease-use date for the facilities. We substantially completed the integration activities related to the Akzo Nobel paint business acquisition as of December 31, 2011.
Other Acquisition Integration Plans and Acquisition Related Expenses
During the year ended December 31, 2012, we incurred $1.2 million of restructuring expenses related to the integration of certain of our 2011 and 2012 acquisitions. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans in the first half of 2013, including expenses for additional closures of overlapping facilities and termination of duplicate headcount, are not expected to exceed $1 million. Acquisition related expenses, which consist of external costs directly related to our acquisitions, such as closing costs and advisory, legal, accounting, valuation and other professional fees, totaled $0.5 million during the year ended December 31, 2012. These costs are expensed as incurred.
During the year ended December 31, 2011, we incurred $1.8 million of restructuring costs in addition to the expenses related to the Akzo Nobel integration. These expenses included $1.4 million related to the integration plan for our 2010 acquisition of Cross Canada and $0.4 million related to the integration of certain of our other 2010 and 2011 acquisitions. Our restructuring plan related to our acquisition of Cross Canada included the integration of the acquired business into our existing Canadian operations, as well as the transition of certain corporate functions to our corporate headquarters and our field support center in Nashville. This integration plan was completed in 2011. During the year ended December 31, 2011, we also incurred $3.2 million of acquisition related expenses, primarily related to our fourth quarter 2011 acquisition of ECP.
During the year ended December 31, 2010, we incurred $0.7 million of restructuring expenses related to our acquisition of Greenleaf on October 1, 2009. The restructuring plan included the integration of the acquired Greenleaf operations in our existing wholesale recycled operations, which resulted in the combination or closure of duplicate facilities and delivery routes. The restructuring activities related to the Greenleaf acquisition were substantially completed in 2010.

Note 11.	Retirement Plans
401(k) Plan
We sponsor a 401(k) defined contribution plan that covers substantially all of our eligible, full time U.S. employees. Contributions to the plan are made by both the employee and us. Our contributions are based on the level of employee contributions and are subject to certain vesting provisions based upon years of service. Expenses related to this plan totaled approximately $5.4 million, $5.3 million and $4.8 million during 2012, 2011 and 2010, respectively.
Nonqualified Deferred Compensation Plan
We also offer a nonqualified deferred compensation plan to eligible employees who, due to Internal Revenue Service ("IRS") guidelines, may not take full advantage of our 401(k) defined contribution plan. The plan allows participants to defer eligible compensation, subject to certain limitations. We will match 50% of the portion of the employee's contributions that does not exceed 6% of the employee's eligible deferrals. The deferred compensation, together with our matching contributions and accumulated earnings, is accrued and is payable after retirement or termination of employment, subject to vesting provisions. Participants may also elect to receive amounts deferred in a given year on any plan anniversary five or more years subsequent to the year of deferral. Our matching contributions vest over a four year period and totaled $0.9 million, $0.8 million and $0.7 million in 2012, 2011 and 2010, respectively, net of allowable transfers into our 401(k) defined contribution plan. Total deferred compensation liabilities were approximately $19.8 million and $14.1 million at December 31, 2012 and 2011, respectively.
The nonqualified deferred compensation plan is funded under a trust agreement whereby we pay to the trust amounts deferred by employees, together with our match, with such amounts invested in life insurance policies carried to meet the obligations under the deferred compensation plan. We held 184 contracts as of both December 31, 2012 and 2011with a face value of $81.8 million and $80.6 million, respectively. The cash surrender value of these policies was $19.5 million and $13.4 million at December 31, 2012 and 2011, respectively.

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
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations	$261,225	$210,264	$167,118
Denominator for basic earnings per share—Weighted-average shares outstanding	295,810	292,252	286,542
Effect of dilutive securities:
RSUs	479	182	—
Stock options	4,346	4,250	5,118
Restricted stock	58	66	54
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	300,693	296,750	291,714
Basic earnings per share from continuing operations	$0.88	$0.72	$0.58
Diluted earnings per share from continuing operations	$0.87	$0.71	$0.57
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2012	2011	2010
Antidilutive securities:
Stock options	—	2,340	5,714
Restricted stock	—	—	80

Note 13.	Income Taxes
The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$110,825	$97,887	$75,009
State	19,693	14,435	16,552
Foreign	13,202	3,883	2,483
	$143,720	$116,205	$94,044
Deferred:
Federal	$5,824	$8,376	$8,928
State	(647)	919	598
Foreign	(955)	7	(563)
	$4,222	$9,302	$8,963
Provision for income taxes	$147,942	$125,507	$103,007

Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$348,150	$319,305	$264,438
Foreign	61,017	16,466	5,687
	$409,167	$335,771	$270,125
The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of state credits and federal tax impact	3.1%	3.1%	3.4%
Impact of international operations	(2.3)%	(0.8)%	(0.3)%
Non-deductible expenses	0.8%	0.7%	0.3%
Federal production incentives and credits	(0.3)%	(0.4)%	(0.2)%
Revaluation of deferred taxes	(0.3)%	—%	(0.5)%
Other, net	0.2%	(0.2)%	0.4%
Effective tax rate	36.2%	37.4%	38.1%

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $74 million at December 31, 2012. Those earnings are considered to be indefinitely reinvested, and accordingly no provision for U.S. income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce materially any U.S. liability.
The greater impact of international operations in 2012 compared to 2011 is primarily a result of our expanding international operations as a larger proportion of our pretax income was generated in lower rate jurisdictions.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred Tax Assets:
Inventory	$29,523	$22,267
Accrued expenses and reserves	27,361	18,357
Accounts receivable	10,037	10,860
Stock-based compensation	9,442	8,945
Qualified and nonqualified retirement plans	7,476	5,157
Net operating loss carryforwards	4,451	4,722
Interest rate swaps	5,461	3,679
Other	4,711	8,621
	98,462	82,608
Less valuation allowance	(1,631)	(1,911)
Total deferred tax assets	$96,831	$80,697
Deferred Tax Liabilities:
Goodwill and other intangible assets	$64,704	$46,373
Property and equipment	48,994	44,535
Trade name	30,336	32,592
Other	1,428	1,864
Total deferred tax liabilities	$145,462	$125,364
Net deferred tax liability	$(48,631)	$(44,667)
Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2012	2011
Current deferred tax assets	$53,485	$45,690
Noncurrent deferred tax assets	164	—
Current deferred tax liabilities	5	1,561
Noncurrent deferred tax liabilities	102,275	88,796
Our noncurrent deferred tax assets and current deferred tax liabilities are included in Other Assets and Other Current Liabilities, respectively, on our Consolidated Balance Sheets.
We had net operating loss carryforwards for federal and certain of our state tax jurisdictions, the tax benefits of which total approximately $4.5 million and $4.7 million at December 31, 2012 and 2011, respectively. At both December 31, 2012 and 2011, we had tax credit carryforwards of $1.0 million related to certain of our state tax jurisdictions. As of December 31, 2012 and 2011, a valuation allowance of $1.6 million and $1.9 million, respectively, was recognized for a portion of the deferred tax assets related to net operating loss and tax credit carryforwards. The valuation allowance for net operating loss and tax credit carryforwards decreased by $0.3 million during the year ended December 31, 2012 due to current utilization of some of the underlying tax benefits as well as a change in judgment regarding the realization of the remaining carryforwards. The net operating loss carryforwards expire over the period from 2013 through 2030, while nearly all of the tax credit carryforwards have no expiration. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance at January 1	$5,497	$5,441	$8,526
Additions based on tax positions related to the current year	973	952	713
Additions for tax positions of prior years	167	192	281
Reductions for tax positions of prior years	(2,379)	—	(86)
Reductions for tax positions of prior years—timing differences	—	—	(2,041)
Lapse of statutes of limitations	(998)	(892)	(1,952)
Settlements with taxing authorities	(957)	(196)	—
Balance at December 31	$2,303	$5,497	$5,441
At December 31, 2012 and 2011, we had accumulated interest and penalties included in gross unrecognized tax benefits of $0.6 million and $1.2 million, respectively. During each of the years ended December 31, 2012, 2011, and 2010, $0.2 million of interest and penalties were recorded through the income tax provision, prior to any reversals for lapses in the statutes of limitations. We had deferred tax assets of $0.1 million and $0.2 million related to the accumulated interest balance as of December 31, 2012 and 2011, respectively. The amount of the unrecognized tax benefits, which if resolved favorably (in whole or in part) would reduce our effective tax rate, is approximately $1.6 million and $3.8 million at December 31, 2012 and 2011, respectively. The balance of unrecognized tax benefits at December 31, 2012 and 2011 also includes $0.7 million and $1.7 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.
During the twelve months beginning January 1, 2013, it is reasonably possible that we will reduce gross unrecognized tax benefits by up to approximately $0.4 million, of which approximately $0.3 million would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.
Tax years after 2009 remain subject to examination by the IRS. In the U.K., tax years through 2009 are no longer open to inquiry. For certain of our Canadian subsidiaries, certain tax years from 2008 to 2011 are currently under examination. Tax years from 2009 are subject to income tax examinations by various U.S. state and local jurisdictions. Adjustments from such examinations, if any, are not expected to have a material effect on our consolidated financial statements.

Note 14.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized (Loss) Gain on Interest Rate Swaps	Unrealized Gain (Loss) on Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2010	$(876)	$(6,536)	$15	$(7,397)
Pretax income	3,078	3,230	—	6,308
Income tax expense	—	(1,054)	—	(1,054)
Reversal of unrealized (gain) loss	—	10,377	(15)	10,362
Reversal of deferred income taxes	—	(3,841)	—	(3,841)
Balance at December 31, 2010	$2,202	$2,176	$—	$4,378
Pretax loss	(4,273)	(19,391)	—	(23,664)
Income tax benefit	—	6,847	—	6,847
Reversal of unrealized loss	—	5,641	—	5,641
Reversal of deferred income taxes	—	(2,019)	—	(2,019)
Hedge ineffectiveness	—	(225)	—	(225)
Income tax benefit	—	81	—	81
Balance at December 31, 2011	$(2,071)	$(6,890)	$—	$(8,961)
Pretax income (loss)	12,921	(11,313)	—	1,608
Income tax benefit	—	3,962	—	3,962
Reversal of unrealized loss	—	6,439	—	6,439
Reversal of deferred income taxes	—	(2,289)	—	(2,289)
Balance at December 31, 2012	$10,850	$(10,091)	$—	$759

Note 15.	Segment and Geographic Information
We have three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. Our operations in North America, which include our Wholesale – North America and Self Service operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our Wholesale – Europe operating segment, formed with our acquisition of ECP effective October 1, 2011, marks our entry into the European automotive aftermarket business, and is presented as a separate reportable segment. Although the Wholesale – Europe operating segment shares many of the characteristics of our North American operations, including types of products offered, distribution methods, and procurement, we have provided separate financial information as we believe this data would be beneficial to users in understanding our results. Therefore, we present our reportable segments on a geographic basis.

The following table presents our financial performance, including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and depreciation and amortization by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue
North America	$3,426,858	$3,131,376	$2,469,881
Europe	696,072	138,486	—
Total revenue	$4,122,930	$3,269,862	$2,469,881
EBITDA
North America	$440,448	$405,924	$339,869
Europe	70,099	12,144	—
Total EBITDA	$510,547	$418,068	$339,869
Depreciation and Amortization
North America	$59,132	$52,481	$41,428
Europe	11,033	2,024	—
Total depreciation and amortization	$70,165	$54,505	$41,428
EBITDA during 2012 for our North American segment is inclusive of gains of $17.9 million resulting from lawsuit settlements with certain of our aftermarket product suppliers as discussed in Note 8, "Commitments and Contingencies." EBITDA for our North America segment also includes net gains of $2.0 million in each of the years ended December 31, 2012 and 2011 from the change in fair value of contingent consideration liabilities related to certain of our acquisitions. Included within EBITDA of our European segment are losses of $3.6 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively, for the change in fair value of contingent consideration liabilities related to our ECP acquisition. See Note 7, "Fair Value Measurements," for further information on these changes in fair value of the contingent consideration obligations recorded in earnings during the periods.
The table below provides a reconciliation from EBITDA to Income from Continuing Operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
EBITDA	$510,547	$418,068	$339,869
Depreciation and amortization	70,165	54,505	41,428
Interest expense, net	31,215	22,447	28,316
Loss on debt extinguishment	—	5,345	—
Provision for income taxes	147,942	125,507	103,007
Income from continuing operations	$261,225	$210,264	$167,118
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
The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Year Ended December 31,
	2012	2011	2010
Capital Expenditures
North America	$73,331	$84,856	$61,438
Europe	14,924	1,560	—
	$88,255	$86,416	$61,438

The following table presents assets by reportable segment (in thousands):

	December 31,
	2012	2011	2010
Receivables, net
North America	$241,627	$230,871	$191,085
Europe	70,181	50,893	—
Total receivables, net	311,808	281,764	191,085
Inventory
North America	750,565	636,145	492,688
Europe	150,238	100,701	—
Total inventory	900,803	736,846	492,688
Property and Equipment, net
North America	434,010	380,282	331,312
Europe	60,369	43,816	—
Total property and equipment, net	494,379	424,098	331,312
Other unallocated assets	2,016,466	1,756,996	1,284,424
Total assets	$3,723,456	$3,199,704	$2,299,509
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
The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue
United States	$3,209,024	$2,952,620	$2,366,224
United Kingdom	696,072	138,486	—
Other countries	217,834	178,756	103,657
	$4,122,930	$3,269,862	$2,469,881
The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	December 31,
	2012	2011
Long-lived Assets
United States	$408,244	$360,961
United Kingdom	60,369	43,816
Other countries	25,766	19,321
	$494,379	$424,098

The following table sets forth our revenue by product category (in thousands):

	Year Ended December 31,
	2012	2011	2010
Aftermarket, other new and refurbished products	$2,286,853	$1,634,003	$1,236,806
Recycled, remanufactured and related products and services	1,277,023	1,115,088	888,320
Other	559,054	520,771	344,755
	$4,122,930	$3,269,862	$2,469,881
All of the product categories include revenue from our North American reportable segment, while our European segment, which is composed of ECP, an automotive aftermarket products distributor, currently generates revenue only from the sale of aftermarket products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. With our acquisition of a precious metals refining and reclamation business in the second quarter of 2012, revenue from other sources also includes the sales of precious metals harvested from various components, including certain of our salvage vehicle parts.

Note 16.	Selected Quarterly Data (unaudited)
The following table represents unaudited selected quarterly financial data for the two years ended December 31, 2012. Beginning with quarter ended December 31, 2011, the selected quarterly financial data includes the results of ECP, which was acquired effective October 1, 2011. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
(In thousands, except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2011
Revenue	$786,648	$759,684	$783,898	$939,632
Gross margin(1)	343,646	322,236	334,322	391,789
Operating income(1)	107,371	78,486	85,488	90,138
Net income(2)	58,182	46,706	49,231	56,145
Basic earnings per share(3)	$0.20	$0.16	$0.17	$0.19
Diluted earnings per share(3)	$0.20	$0.16	$0.17	$0.19

	Quarter Ended
(In thousands, except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2012
Revenue	$1,031,777	$1,006,531	$1,016,707	$1,067,915
Gross margin(1)	447,383	421,931	409,705	445,121
Operating income(1)	133,608	108,567	91,434	104,344
Net income(2)	80,991	63,998	54,048	62,188
Basic earnings per share(3)	$0.28	$0.22	$0.18	$0.21
Diluted earnings per share(3)	$0.27	$0.21	$0.18	$0.21

(1)
Gross margin and operating income during the quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 include gains of $8.3 million, $8.4 million, $0.5 million and $0.7 million, respectively, resulting from lawsuit settlements with certain of our aftermarket product suppliers as discussed in Note 8, "Commitments and Contingencies."

(2)
Net income during the quarters ended June 30, 2011 and December 31, 2011 includes a gain of $1.6 million and a loss of $0.2 million, respectively, for changes in fair value of our contingent consideration liabilities. The quarters ended March 31, 2012 and December 31, 2012 include gains for changes in fair value of our contingent consideration liabilities of $1.3 million and $0.2 million, respectively, while the quarters ended June 30, 2012 and September 30, 2012 include losses of $1.2 million and $1.9 million, respectively. See Note 7, "Fair Value Measurements," for further information on these changes in fair value of the contingent consideration obligations recorded in earnings during the periods.

(3)
The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.
Report of Management on Internal Control over Financial Reporting dated March 1, 2013
Management of LKQ Corporation and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on this assessment, management determined that, as of December 31, 2012, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 1, 2013

ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2013 (the "Proxy Statement") is incorporated herein by reference.
Executive Officers
Our executive officers, their ages at December 31, 2012, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Robert L. Wagman	48	President, Chief Executive Officer and Director
John S. Quinn	54	Executive Vice President and Chief Financial Officer
Victor M. Casini	50	Senior Vice President, General Counsel and Corporate Secretary
Walter P. Hanley	46	Senior Vice President—Development
Steven Greenspan	51	Senior Vice President of Operations—Wholesale Parts Division
Michael S. Clark	38	Vice President—Finance and Controller
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
Victor M. Casini has been our Vice President, General Counsel and Corporate Secretary from our inception in February 1998. In March 2008, he was elected Senior Vice President. Mr. Casini was a member of our Board of Directors from May 2010 until May 2012. From July 1992 to December 2011, Mr. Casini was the Executive Vice President and General Counsel of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm. Mr. Casini served as Senior Vice President, General Counsel and Corporate Secretary of Discovery Zone, Inc., an operator and franchisor of family entertainment centers, from July 1992 until May 1995. Prior to July 1992, Mr. Casini practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP (now known as K&L Gates LLP) in Chicago, Illinois for more than five years.
Walter P. Hanley joined us in December 2002 as our Vice President of Development, Associate General Counsel and Assistant Secretary. In December 2005, he became our Senior Vice President of Development. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Emerald Casino, Inc., an owner of a license to operate a riverboat casino in the State of Illinois, from June 1999 until August 2002. In January 2001, the Illinois Gaming Board issued an initial decision seeking to revoke Emerald's license. In July 2002, certain creditors filed a bankruptcy petition against Emerald. The bankruptcy court confirmed a plan of reorganization in July 2004. The Illinois Gaming Board reversed its initial decision to support the plan of reorganization and in May 2005 revoked Emerald's license. The bankruptcy case and a related adversary proceeding (in which Mr. Hanley is a defendant) are pending. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana, from July 1996 until November 1999. Mr. Hanley served as Vice President and Associate General Counsel of Flynn Enterprises, Inc. from May 1995 until February 1998 and as Associate General Counsel of Discovery Zone, Inc. from March 1993 until May 1995. Prior to

March 1993, Mr. Hanley practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP (now known as K&L Gates LLP) in Chicago, Illinois.
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
Audit Committee
Information appearing under the caption "Corporate Governance—Committees of the Board—Audit Committee" in the Proxy Statement is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION
Information appearing under the captions "Director Compensation—Director Compensation Table," "Executive Compensation—Compensation Discussion and Analysis," "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation—Compensation Tables" in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information appearing under the caption "Other Information—Principal Stockholders" in the Proxy Statement is incorporated herein by reference.
The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2012.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Stock options	9,355,070	$6.90
Restricted stock units	2,351,362	$—
Total equity compensation plans approved by stockholders	11,706,432		14,643,932
Equity compensation plans not approved by stockholders	—	$—	—
Total	11,706,432		14,643,932
The number of securities to be issued upon exercise of outstanding options, warrants, and rights includes outstanding stock options and outstanding restricted stock units but excludes restricted stock.

In 2012, our Board of Directors approved an amendment to the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”), which was subsequently approved by our stockholders, to explicitly allow participation of our non-employee directors, to allow issuance of shares of our common stock to non-employee directors in lieu of cash compensation, to increase the number of shares available for issuance under the Equity Incentive Plan by 1,088,834, and to make certain updating amendments. In connection with the amendment to the Equity Incentive Plan, our Board of Directors approved the termination of the Stock Option and Compensation Plan for Non-Employee Directors (the “Director Plan”), other than with respect to any options currently outstanding under the Director Plan. As a result, all 14,643,932 shares remaining available for future issuance are under the Equity Incentive Plan.
See Note 4, "Equity Incentive Plans," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the equity incentive plans listed above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption "Other Information—Certain Transactions," "Election of our Board of Directors" and "Corporate Governance - Director Independence" in the Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption "Appointment of Our Independent Registered Public Accounting Firm—Audit Fees and Non-Audit Fees" and "Appointment of Our Independent Registered Public Accounting Firm—Policy on Audit Committee Approval of Audit and Non-Audit Services" in the Proxy Statement is incorporated herein by reference.

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
Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2010	$6,507	$4,326	$1,125	$(5,063)	$6,895
Year ended December 31, 2011	6,895	5,084	2,199	(5,831)	8,347
Year ended December 31, 2012	8,347	5,928	308	(5,113)	9,470
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2010	$15,802	$541,314	$1,061	$(539,992)	$18,185
Year ended December 31, 2011	18,185	668,936	2,754	(667,071)	22,804
Year ended December 31, 2012	22,804	714,880	1,151	(714,143)	24,692

(a)(3) Exhibits
The exhibits to this Annual Report are listed in Item 15(b) of this Annual Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 2012.
10.2	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.3	Amendment to LKQ Corporation 401(k) Plus Plan.
10.4	Trust for LKQ Corporation 401(k) Plus Plan.
10.5	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2011.
10.6	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.7	Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan.
10.8	Form of LKQ Corporation Restricted Stock Agreement.
10.9	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.10	Form of LKQ Corporation Restricted Stock Unit Agreement.
10.11	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended.
10.12	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.13	LKQ Management Incentive Plan.
10.14	Form of LKQ Corporation Executive Officer 2011 Bonus Program Award Memorandum.
10.15	Form of LKQ Corporation Executive Officer 2012 Bonus Program Award Memorandum.
10.16	Form of LKQ Corporation Executive Officer 2013 Bonus Program Award Memorandum.
10.17	LKQ Corporation Long Term Incentive Plan.
10.18	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten.
10.19	Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009.
10.23	Change of Control Agreement between LKQ Corporation and Robert L. Wagman, as amended and restated as of March 21, 2012.
10.24	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and John S. Quinn.
10.25	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Walter P. Hanley.
10.26	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Victor M. Casini.
10.27	Change of Control Agreement dated as of March 14, 2011 between LKQ Corporation and Michael S. Clark.
10.28	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Steven Greenspan.
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

4.2
Amendment and Restatement Agreement dated as of September 30, 2011 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on April 30, 2012).

10.1
LKQ Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 2012 (incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-K filed with the SEC on February 27, 2012).

10.2
LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.3
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

10.6	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.7
Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).

10.8	Form of LKQ Corporation Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on January 17, 2008).
10.9
Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on July 29, 2011).

10.10	Form of LKQ Corporation Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).
10.11
LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

10.12
Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.13	LKQ Management Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its Annual Meeting of Stockholders on May 2, 2011 filed on March 17, 2011).
10.14	Form of LKQ Corporation Executive Officer 2011 Bonus Program Award Memorandum (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on May 6, 2011).
10.15	Form of LKQ Corporation Executive Officer 2012 Bonus Program Award Memorandum.
10.16	Form of LKQ Corporation Executive Officer 2013 Bonus Program Award Memorandum.
10.17
LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Proxy Statement for its Annual Meeting of Stockholders on May 7, 2012 filed on March 23, 2012).

10.18
Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on May 21, 2009).

10.19
Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on February 2, 2011).

10.20
ISDA 2002 Master Agreement between Bank of America, N.A. and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on April 29, 2011).

10.21
ISDA 2002 Master Agreement between JP Morgan Chase Bank, National Association and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on May 9, 2008).

10.22
ISDA 2002 Master Agreement between RBS Citizens, N.A. and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.21 to the Company’s report on Form 10-K filed with the SEC on February 27, 2012).

10.23
Change of Control Agreement between LKQ Corporation and Robert L. Wagman, as amended and restated as of March 21, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 23, 2012).

10.24
Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and John S. Quinn (incorporated herein by reference to Exhibit 10.21 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.25
Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Walter P. Hanley (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.26
Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Victor M. Casini (incorporated herein by reference to Exhibit 10.23 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.27
Change of Control Agreement dated as of March 14, 2011 between LKQ Corporation and Michael S. Clark (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 15, 2011).

10.28	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Steven Greenspan.
10.29
Agreement for the Sale and Purchase of Shares in the Capital of Euro Car Parts Holdings Limited dated October 3, 2011 by and among LKQ Corporation, LKQ Euro Limited and Draco Limited (incorporated herein by reference to Exhibit 10.29 to the Company’s report on Form 10-K filed with the SEC on February 27, 2012).

10.30
Receivables Sale Agreement dated as of September 28, 2012 among Keystone Automotive Industries, Inc., as an Originator, Greenleaf Auto Recyclers, LLC, as an Originator, and LKQ Receivables Finance Company, LLC, as Buyer (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).

10.31
Receivables Purchase Agreement dated as of September 28, 2012 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).

10.32
Performance Undertaking, dated as of September 28, 2012 by LKQ Corporation in favor of LKQ Receivables Finance Company, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of subsidiaries, jurisdictions and assumed names.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.

LKQ CORPORATION

By:	/s/ ROBERT L. WAGMAN
Robert L. Wagman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2013.

Signature	Title
Principal Executive Officer:
/s/ ROBERT L. WAGMAN	President and Chief Executive Officer
Robert L. Wagman
Principal Financial Officer:
/s/ JOHN S. QUINN	Executive Vice President and Chief Financial Officer
John S. Quinn
Principal Accounting Officer:
/s/ MICHAEL S. CLARK	Vice President—Finance and Controller
Michael S. Clark
A Majority of the Directors:
/s/ A. CLINTON ALLEN	Director
A. Clinton Allen
/s/ KEVIN F. FLYNN	Director
Kevin F. Flynn
/s/ RONALD G. FOSTER	Director
Ronald G. Foster
/s/ JOSEPH M. HOLSTEN	Director
Joseph M. Holsten
/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie
/s/ PAUL M. MEISTER	Director
Paul M. Meister
/s/ JOHN F. O'BRIEN	Director
John F. O'Brien
/s/ GUHAN SUBRAMANIAN	Director
Guhan Subramanian
/s/ ROBERT L. WAGMAN	Director
Robert L. Wagman
/s/ WILLIAM M. WEBSTER, IV	Director
William M. Webster, IV