Form 10-Q
period 2013-03-31
LKQ CORP
filed 2013-04-26
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
At April 19, 2013, the registrant had issued and outstanding an aggregate of 298,607,892 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Balance Sheets
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and equivalents	$62,997	$59,770
Receivables, net	357,580	311,808
Inventory	883,443	900,803
Deferred income taxes	52,862	53,485
Prepaid income taxes	2,441	29,537
Prepaid expenses and other current assets	40,239	28,948
Total Current Assets	1,399,562	1,384,351
Property and Equipment, net	492,479	494,379
Intangible Assets:
Goodwill	1,674,844	1,690,284
Other intangibles, net	101,629	106,715
Other Assets	54,185	47,727
Total Assets	$3,722,699	$3,723,456
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$202,084	$219,335
Accrued expenses:
Accrued payroll-related liabilities	48,465	44,400
Other accrued expenses	99,703	90,422
Income taxes payable	14,432	2,748
Contingent consideration liabilities	44,625	42,255
Other current liabilities	15,899	17,068
Current portion of long-term obligations	79,531	71,716
Total Current Liabilities	504,739	487,944
Long-Term Obligations, Excluding Current Portion	987,979	1,046,762
Deferred Income Taxes	101,902	102,275
Contingent Consideration Liabilities	4,940	47,754
Other Noncurrent Liabilities	81,910	74,627
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 298,477,692 and 297,810,896 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,985	2,978
Additional paid-in capital	961,122	950,338
Retained earnings	1,094,611	1,010,019
Accumulated other comprehensive (loss) income	(17,489)	759
Total Stockholders’ Equity	2,041,229	1,964,094
Total Liabilities and Stockholders’ Equity	$3,722,699	$3,723,456

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Income
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$1,195,997	$1,031,777
Cost of goods sold	694,048	584,394
Gross margin	501,949	447,383
Facility and warehouse expenses	100,246	85,108
Distribution expenses	103,857	91,813
Selling, general and administrative expenses	137,056	121,714
Restructuring and acquisition related expenses	1,505	247
Depreciation and amortization	17,697	14,893
Operating income	141,588	133,608
Other expense (income):
Interest expense, net	8,595	7,367
Change in fair value of contingent consideration liabilities	823	(1,345)
Other expense (income), net	402	(511)
Total other expense, net	9,820	5,511
Income before provision for income taxes	131,768	128,097
Provision for income taxes	47,176	47,106
Net income	$84,592	$80,991
Earnings per share:
Basic	$0.28	$0.28
Diluted	$0.28	$0.27

Unaudited Consolidated Condensed Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$84,592	$80,991
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(18,980)	8,507
Net change in unrecognized gains/losses on interest rate swaps, net of tax	732	350
Total other comprehensive (loss) income	(18,248)	8,857
Total comprehensive income	$66,344	$89,848

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,592	$80,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,040	16,257
Stock-based compensation expense	4,949	4,010
Excess tax benefit from stock-based payments	(3,002)	(2,561)
Other	1,716	(702)
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(47,973)	(22,694)
Inventory	9,580	13,000
Prepaid income taxes/income taxes payable	41,838	41,324
Accounts payable	(7,911)	(2,557)
Other operating assets and liabilities	3,604	(16,913)
Net cash provided by operating activities	106,433	110,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,461)	(21,329)
Proceeds from sales of property and equipment	432	233
Cash used in acquisitions, net of cash acquired	(13,264)	(24,930)
Net cash used in investing activities	(34,293)	(46,026)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,840	4,581
Excess tax benefit from stock-based payments	3,002	2,561
Borrowings under revolving credit facility	82,152	150,932
Repayments under revolving credit facility	(116,082)	(410,851)
Borrowings under term loans	—	200,000
Repayments under term loans	(5,625)	(3,125)
Borrowings under receivables securitization facility	1,500	—
Repayments under receivables securitization facility	(1,500)	—
Payments of other obligations	(34,200)	(1,845)
Net cash used in financing activities	(67,913)	(57,747)
Effect of exchange rate changes on cash and equivalents	(1,000)	540
Net increase in cash and equivalents	3,227	6,922
Cash and equivalents, beginning of period	59,770	48,247
Cash and equivalents, end of period	$62,997	$55,169
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$5,365	$5,710
Interest	7,241	6,495
Supplemental disclosure of noncash investing and financing activities:
Notes payable and long-term obligations, including notes issued in connection with business acquisitions	$4,997	$795
Contingent consideration liabilities	2,389	107
Non-cash property and equipment additions	3,632	3,813

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2012	297,811	$2,978	$950,338	$1,010,019	$759	$1,964,094
Net income	—	—	—	84,592	—	84,592
Other comprehensive income	—	—	—	—	(18,248)	(18,248)
Restricted stock units vested	293	3	(3)	—	—	—
Stock-based compensation expense	—	—	4,949	—	—	4,949
Exercise of stock options	374	4	2,836	—	—	2,840
Excess tax benefit from stock-based payments	—	—	3,002	—	—	3,002
BALANCE, March 31, 2013	298,478	$2,985	$961,122	$1,094,611	$(17,489)	$2,041,229

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1.	Interim Financial Statements
The unaudited financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms “LKQ,” “the Company,” “we,” “us,” or “our” are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We have prepared the accompanying unaudited consolidated condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited consolidated condensed financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013.

Note 2.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of $27.8 million and $24.7 million at March 31, 2013 and December 31, 2012, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Consolidated Condensed Statements of Income and are shown as a current liability on our Unaudited Consolidated Condensed Balance Sheets until remitted. Revenue from the sale of separately-priced extended warranty contracts is reported as deferred revenue and recognized ratably over the term of the contracts or three years in the case of lifetime warranties. We recognize revenue from the sale of scrap, cores and other metals when title has transferred, which typically occurs upon delivery to the customer.
Receivables
We recorded a reserve for uncollectible accounts of $9.1 million and $9.5 million at March 31, 2013 and December 31, 2012, respectively.
Inventory
Inventory consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Aftermarket and refurbished products	$516,885	$523,677
Salvage and remanufactured products	366,558	377,126
	$883,443	$900,803

Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships and covenants not to compete.
The change in the carrying amount of goodwill by reportable segment during the three months ended March 31, 2013 is as follows (in thousands):

	North America	Europe	Total
Balance as of January 1, 2013	$1,339,831	$350,453	$1,690,284
Business acquisitions and adjustments to previously recorded goodwill	200	10,103	10,303
Exchange rate effects	(2,883)	(22,860)	(25,743)
Balance as of March 31, 2013	$1,337,148	$337,696	$1,674,844
The components of other intangibles are as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$115,705	$(22,800)	$92,905	$118,422	$(21,599)	$96,823
Customer relationships	14,130	(7,310)	6,820	14,426	(6,642)	7,784
Covenants not to compete	3,622	(1,718)	1,904	3,654	(1,546)	2,108
	$133,457	$(31,828)	$101,629	$136,502	$(29,787)	$106,715
Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 10 years) on either a straight-line or accelerated basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $2.3 million and $2.1 million during the three month periods ended March 31, 2013 and 2012, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2017 is $8.6 million, $7.7 million, $7.0 million, $6.2 million and $5.9 million, respectively.
Depreciation Expense
Included in Cost of Goods Sold on the Unaudited Consolidated Condensed Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations and our distribution centers.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve during the three month period ended March 31, 2013 were as follows (in thousands):

Balance as of January 1, 2013	$10,574
Warranty expense	7,231
Warranty claims	(7,094)
Balance as of March 31, 2013	$10,711
For an additional fee, we also sell extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Recent Accounting Pronouncements
Effective January 1, 2013, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As this guidance only revises the presentation and disclosures related to the reclassification of items out of accumulated other comprehensive income, the adoption of this guidance did not affect our financial position, results of operations or cash flows. See Note 12, "Accumulated Other Comprehensive Income (Loss)" for the additional required disclosures.

Note 3.	Equity Incentive Plans
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares and performance units under the LKQ Corporation 1998 Equity Incentive Plan (the "Equity Incentive Plan").
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
In March 2013, the Compensation Committee approved the cancellation of 671,400 unvested RSUs held by our executive officers and approved the issuance of 946,800 RSUs containing both a performance-based vesting condition and a time-based vesting condition.  Of the 946,800 RSUs, 671,400 were granted as a replacement of the canceled RSUs. The 671,400 replacement RSUs include a performance-based condition of the Company reporting positive diluted earnings per share, subject to certain adjustments, during the year ended December 31, 2013.  In addition, these RSUs retain the same remaining time-based vesting conditions as the canceled RSUs (vesting in equal tranches each six months beginning July 2013 through either January 2016 or January 2017).  The remaining 275,400 RSUs granted in March 2013 include a performance-based condition of the Company reporting positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date.  In addition, these RSUs include a time-based vesting condition, vesting in equal tranches each six months beginning July 2013 through January 2016.
In all cases, both conditions must be met before any RSUs vest. If the applicable performance-based condition of an RSU is not met, the RSU is forfeited.  If and when the performance-based condition is met, all applicable RSUs that had previously met the time-based vesting condition will vest immediately and the remaining RSUs will vest according to the remaining schedule of the time-based condition.
A summary of transactions in our stock-based compensation plans for the three months ended March 31, 2013 is as follows:

	Shares Available For Grant	RSUs		Stock Options		Restricted Stock
		Number Outstanding	Weighted- Average Grant Date Fair Value	Number Outstanding	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Grant Date Fair Value
Balance, January 1, 2013	14,643,932	2,351,362	$14.02	9,355,070	$6.90	116,000	$9.47
Granted	(882,110)	882,110	22.07	—	—	—	—
Exercised	—	—	—	(374,364)	7.59	—	—
Vested	—	(292,432)	13.90	—	—	(76,000)	9.57
Cancelled	71,394	(32,474)	14.68	(38,920)	8.72	—	—
Balance, March 31, 2013	13,833,216	2,908,566	$16.47	8,941,786	$6.87	40,000	$9.30
The RSUs containing a performance-based vesting condition that were granted in replacement of canceled RSUs were accounted for as a modification of the original awards, and therefore are not reflected as grants or cancellations in the table above.
The fair value of RSUs is based on the market price of LKQ stock on the date of issuance. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSUs granted during the three month period ended March 31, 2013, we used forfeiture rates of 10% for grants to employees and 0% for grants to non-employee directors and executive officers. The fair value of RSUs that vested during the three months ended March 31, 2013 was approximately $6.6 million.
For the 2013 RSU grants that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, where expense is recognized over the requisite service period for each separate vesting tranche of the award. For the RSUs that were canceled and replaced, the fair values of the RSUs immediately before and after the modification were the same. As a result, there was no charge recorded in the three months ended March 31, 2013 and the expense for these RSUs was continued at the grant date fair value. During the three months ended March 31, 2013, we recognized $1.4 million of stock-based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.
The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
RSUs	$3,672	$2,064
Stock options	1,209	1,721
Restricted stock	68	225
Total stock-based compensation expense	$4,949	$4,010
The following table sets forth the classification of total stock-based compensation expense included in our Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of goods sold	$98	$103
Facility and warehouse expenses	684	694
Selling, general and administrative expenses	4,167	3,213
	4,949	4,010
Income tax benefit	(1,930)	(1,564)
Total stock-based compensation expense, net of tax	$3,019	$2,446
We have not capitalized any stock-based compensation costs during either of the three month periods ended March 31, 2013 or 2012.
As of March 31, 2013, unrecognized compensation expense related to unvested RSUs, stock options and restricted stock is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Restricted Stock	Total
Remainder of 2013	$12,832	$3,371	$140	$16,343
2014	12,520	3,007	139	15,666
2015	9,395	75	—	9,470
2016	5,647	—	—	5,647
2017	2,549	—	—	2,549
2018	87	—	—	87
Total unrecognized compensation expense	$43,030	$6,453	$279	$49,762

Our stock-based compensation expense for the remainder of 2013 related to the RSUs containing a performance-based vesting condition is expected to be $6.9 million.

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Senior secured credit agreement:
Term loans payable	$415,000	$420,625
Revolving credit facility	507,481	553,964
Receivables securitization facility	80,000	80,000
Notes payable through October 2018 at weighted average interest rates of 1.7%	44,404	42,398
Other long-term debt at weighted average interest rates of 3.4% and 3.3%, respectively	20,625	21,491
	1,067,510	1,118,478
Less current maturities	(79,531)	(71,716)
	$987,979	$1,046,762
Senior Secured Credit Agreement
On March 25, 2011, we entered into a credit agreement with the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America N.A., as syndication agent, RBS Citizens, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Citizens, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, which was amended on September 30, 2011 (as amended, the "Credit Agreement"). The Credit Agreement provides for borrowings up to $1.4 billion, consisting of (1) a $950 million revolving credit facility (the "Revolving Credit Facility"), (2) a $250 million term loan facility (the "Term Loan Facility") and (3) an additional term loan facility of $200 million ("New Term Loan Facility"). Under the Revolving Credit Facility, we are permitted to draw up to the U.S. dollar equivalent of $500 million in Canadian dollars, pounds sterling, euros, and other agreed-upon currencies. The Credit Agreement also provides for (a) the issuance of up to $125 million of letters of credit under the Revolving Credit Facility in agreed-upon currencies, (b) the issuance of up to $25 million of swing line loans under the Revolving Credit Facility, and (c) the opportunity to increase the amount of the Revolving Credit Facility or to obtain incremental term loans up to $400 million. Outstanding letters of credit and swing line loans are taken into account when determining availability under the Revolving Credit Facility.
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
The Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.00 to 1.00, except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio may increase to 3.50 to 1.00 for the subsequent four fiscal quarters and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the Credit Agreement as of March 31, 2013 and December 31, 2012.
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our total leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding against the Credit

Agreement at March 31, 2013 and December 31, 2012 were 2.89% and 2.85%, respectively. We also pay a commitment fee based on the average daily unused amount of the Revolving Credit Facility. The commitment fee is subject to change in increments of 0.05% depending on our total leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our total leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $922.5 million and $974.6 million at March 31, 2013 and December 31, 2012, respectively, of which $35.0 million and $31.9 million were classified as current maturities, respectively. As of March 31, 2013, there were letters of credit outstanding in the aggregate amount of $51.7 million. The amounts available under the Revolving Credit Facility are reduced by the amounts outstanding under letters of credit, and thus availability on the Revolving Credit Facility at March 31, 2013 was $390.8 million.
Receivables Securitization Facility
On September 28, 2012, we entered into a three year receivables securitization facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU"), as Administrative Agent. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to BTMU for the benefit of conduit investors and/or financial institutions for up to $80 million in cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Consolidated Condensed Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU and the conduit investors and/or financial institutions. The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of March 31, 2013 and December 31, 2012, $122.8 million and $116.9 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR") plus 1.25%, or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate plus 1.25% or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of March 31, 2013 and December 31, 2012, the interest rate under the receivables facility was based on commercial paper rates and was 1.03% and 1.05%, respectively. The outstanding balance of $80.0 million as of both March 31, 2013 and December 31, 2012 was classified as long-term on the Unaudited Consolidated Condensed Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Interest Rate Swaps
At March 31, 2013, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our credit agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate ("CDOR") for the respective currency of each interest rate swap agreement’s notional amount. The interest rate swap agreements qualify as cash flow hedges, and we have elected to apply hedge accounting for these swap agreements. As a result, the effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.

The following table summarizes the terms of our interest rate swap agreements as of March 31, 2013:

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

* Includes applicable margin of 1.75% per annum on LIBOR or CDOR-based debt in effect as of March 31, 2013 under the Credit Agreement.
As of March 31, 2013 and December 31, 2012, the fair market value of the $100 million notional amount swap was a liability of $0.5 million and $0.7 million, respectively, included in Other Accrued Expenses on our Unaudited Consolidated Condensed Balance Sheets. The fair market value of the other swap contracts was a liability of $13.8 million and $14.9 million as of March 31, 2013 and December 31, 2012, respectively, included in Other Noncurrent Liabilities. While our interest rate swaps executed with the same counterparty are subject to master netting arrangements, we present our interest rate swaps on a gross basis on our Unaudited Consolidated Condensed Balance Sheets. Since each of our interest rate swaps was in a liability position at March 31, 2013 and December 31, 2012, there would be no impact on our Unaudited Consolidated Condensed Balance Sheets as a result of netting the fair values of these contracts.
The activity related to our interest rate swap agreements is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." During the three month periods ended March 31, 2013 and 2012, we did not experience any hedge ineffectiveness. We expect to continue to hold through the maturity of the respective interest rate swap agreements at least the notional amount of each agreement in the respective variable rate debt, such that we expect any future ineffectiveness will be immaterial and the swaps will continue to be highly effective in hedging our variable rate debt.
As of March 31, 2013, we estimate that $3.9 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into interest expense within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts and commodity forward contracts, to manage our exposure to variability in exchange rates and metals prices in certain of our operations. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at March 31, 2013 and December 31, 2012, along with the effect on our results of operations during each of the three month periods ended March 31, 2013 and March 31, 2012, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and there were no significant changes in valuation techniques or inputs during the three months ended March 31, 2013. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2013 and December 31, 2012 (in thousands):

	Balance as of March 31, 2013	Fair Value Measurements as of March 31, 2013
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$21,864	$—	$21,864	$—
Total Assets	$21,864	$—	$21,864	$—
Liabilities:
Contingent consideration liabilities	$49,565	$—	$—	$49,565
Deferred compensation liabilities	22,084	—	22,084	—
Interest rate swaps	14,288	—	14,288	—
Total Liabilities	$85,937	$—	$36,372	$49,565

	Balance as of December 31, 2012	Fair Value Measurements as of December 31, 2012
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$19,492	$—	$19,492	$—
Total Assets	$19,492	$—	$19,492	$—
Liabilities:
Contingent consideration liabilities	$90,009	$—	$—	$90,009
Deferred compensation liabilities	19,843	—	19,843	—
Interest rate swaps	15,643	—	15,643	—
Total Liabilities	$125,495	$—	$35,486	$90,009

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
Our contingent consideration liabilities are related to certain of our business acquisitions as further described in Note 9, "Business Combinations." Under the terms of the contingent consideration agreements, payments may be made at specified future dates depending on the performance of the acquired business subsequent to the acquisition. The liabilities for these payments are classified as Level 3 liabilities because the related fair value measurement, which is determined using an income approach, includes significant inputs not observable in the market. These unobservable inputs include internally-developed assumptions of the probabilities of achieving specified targets, which are used to determine the resulting cash flows and the applicable discount rate. Our Level 3 fair value measurements are established and updated quarterly by our corporate accounting department using current information about these key assumptions, with the input and oversight of our operational and executive management teams. We evaluate the performance of the business during the period compared to our previous expectations, along with any changes to our future projections, and update the estimated cash flows accordingly. In addition, we consider changes to our cost of capital and changes to the probability of achieving the earnout payment targets when updating our discount rate on a quarterly basis.

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

Unobservable Input	March 31, 2013 Weighted- Average	December 31, 2012 Weighted- Average
Probability of achieving payout targets	68.3%	79.7%
Discount rate	6.5%	6.6%
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
Changes in the fair value of our contingent consideration liabilities for the three month periods ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Beginning balance	$90,009	$82,382
Contingent consideration liabilities recorded for business acquisitions	2,389	107
Payments	(37,768)	(600)
Loss (gain) included in earnings	823	(1,345)
Exchange rate effects	(5,888)	2,365
Ending balance	$49,565	$82,909
The purchase price for our 2011 acquisition of Euro Car Parts Holdings Limited ("ECP") included contingent payments depending on the achievement of certain annual performance targets in 2012 and 2013. The performance target for 2012 was exceeded, and during the three month period ended March 31, 2013, we settled the liability related to the 2012 performance period for £25.0 million, the maximum contingent payment. The liability was settled through a cash payment of $33.9 million (£22.4 million) and the issuance of notes for $3.9 million (£2.6 million). In April 2013, we amended the ECP contingent payment agreement. See Note 9, "Business Combinations" for further information on the amendment.
All of the loss included in earnings for the three month period ended March 31, 2013 relates to contingent consideration liabilities outstanding as of March 31, 2013. The net gain included in earnings for the three months ended March 31, 2012 included $1.3 million of gains related to contingent consideration liabilities outstanding as of March 31, 2013. The changes in the fair value of contingent consideration liabilities during the respective periods in 2013 and 2012 are a result of the quarterly assessment of the fair value inputs. The net gain during the three month period ended March 31, 2012 also includes the impact related to the adoption of FASB ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (which adoption did not have a material impact).
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Consolidated Condensed Balance Sheets at cost. Based on market conditions as of March 31, 2013 and December 31, 2012, the fair value of our Credit Agreement borrowings reasonably approximated the carrying value of $922 million and $975 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $80 million at both March 31, 2013 and December 31, 2012.
The fair value measurements of our debt instruments are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2013 to assume these obligations.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at March 31, 2013 are as follows (in thousands):

Nine months ending December 31, 2013	$74,799
Years ending December 31:
2014	90,458
2015	80,911
2016	64,781
2017	52,656
2018	41,339
Thereafter	122,002
Future Minimum Lease Payments	$526,946
Litigation and Related Contingencies
We are a plaintiff in a class action lawsuit against several aftermarket product suppliers. During the three month period ended March 31, 2012, we recognized a gain of $8.3 million resulting from settlements with certain of the defendants. This gain was recorded as a reduction of Cost of Goods Sold on our Unaudited Consolidated Condensed Statements of Income. The class action is still pending against two defendants, the results of which are not expected to be material to our financial position, results of operations or cash flows. If there is a class settlement with (or a favorable judgment entered against) either of the remaining defendants, we will recognize the gain from such settlement or judgment when substantially all uncertainties regarding its timing and amount are resolved and realization is assured.
We also have certain contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 8.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net income	$84,592	$80,991
Denominator for basic earnings per share—weighted average shares outstanding	298,226	294,278
Effect of dilutive securities:
RSUs	683	438
Stock options	4,003	4,578
Restricted stock	25	48
Denominator for diluted earnings per share—Adjusted weighted average shares outstanding	302,937	299,342
Earnings per share, basic	$0.28	$0.28
Earnings per share, diluted	$0.28	$0.27
There were no employee stock-based compensation awards that would have had an antidilutive effect on the computation of diluted earnings per share for the three months ended March 31, 2013 or March 31, 2012.

Note 9.	Business Combinations
During the three months ended March 31, 2013, we made three acquisitions, including two wholesale businesses in North America and a wholesale business in Europe, which enabled us to expand into new product lines. Total acquisition date fair value of the consideration for the acquisitions during the first quarter of 2013 was $15.3 million. During the three months ended March 31, 2013, we recorded $10.3 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2012 acquisitions. We expect $0.2 million of the $10.3 million of goodwill recorded to be deductible for income tax purposes. As the acquisitions during the three months ended March 31, 2013 are immaterial to our business, we have omitted the detailed disclosures for these acquisitions prescribed by the accounting guidance on business combinations.

On April 23, 2013, LKQ Corporation reached an agreement with H2 Sator B.V., Cooperatieve H2 Sator U.A. and H2 Sator U.A. (collectively the "Sellers") to acquire the shares of Sator Beheer B.V. ("Sator"), an automotive aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium, Luxembourg and Northern France.  The acquisition is scheduled to close on or about May 1, 2013.  The purchase price will be set at the closing date but is expected to be approximately €210 million.  With the pending acquisition of Sator, we will expand our geographic presence onto continental Europe to complement our existing U.K. operations.
The consideration for our 2011 acquisition of ECP included a contingent payment agreement with a potential payment of up to £30 million based on ECP's 2013 results. In April 2013, we entered into an agreement waiving for Draco Limited, one of the sellers of ECP, the condition of ECP achieving the 2013 performance target.  The waiver is subject to the closing of our pending acquisition of Sator.  If the closing of Sator occurs, we would be obligated to pay Draco Limited approximately £27 million in the first quarter of 2014, which is equal to the maximum payment for Draco Limited's share of the contingent payment agreement. We believe that the waiver of the 2013 performance targets will not have a material impact on our financial position, results of operations or cash flows, as the fair value of the contingent payment liability at March 31, 2013 was calculated assuming a high probability of achieving the performance targets for the maximum payment. We also believe the waiver will improve our flexibility to execute our European strategy.
During the year ended December 31, 2012, we made 30 acquisitions in North America, including 22 wholesale businesses and 8 self service retail operations. These acquisitions enabled us to expand our geographic presence and to enter new markets. Additionally, two of our acquisitions were completed with a goal of improving the recovery from scrap and other metals harvested from the vehicles we purchase: a precious metals refining and reclamation business, which we acquired with the goal of improving the profitability of the precious metals we extract from our recycled vehicle parts; and a scrap metal shredder, which we expect will improve the profitability of the scrap metals recovered from the vehicle hulks in certain of our recycled product operations.
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
During the year ended December 31, 2012, we recorded $197.6 million of goodwill related to these 30 acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2011 acquisitions. Of this amount, approximately $157.8 million is expected to be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited consolidated condensed financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the quarter ended March 31, 2013 and the last three quarters of 2012 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain inventories and equipment acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired.

The purchase price allocations for the acquisitions completed during the year ended December 31, 2012 are as follows (in thousands):

Year Ended
December 31, 2012 (Preliminary)
Receivables	$15,473
Receivable reserves	(1,459)
Inventory	62,305
Prepaid expenses and other current assets	201
Property and equipment	31,930
Goodwill	201,742
Other intangibles	655
Other assets	187
Deferred income taxes	428
Current liabilities assumed	(22,910)
Debt assumed	(3,989)
Contingent consideration liabilities	(5,456)
Other purchase price obligations	(1,647)
Notes issued	(15,990)
Cash used in acquisitions, net of cash acquired	$261,470
The primary reason for our acquisitions made during the year ended December 31, 2012 was to leverage our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, to widen our product offerings and to enter new markets. When we identify potential acquisitions, we attempt to target companies with a leading market share, an experienced management team and workforce that provide a fit with our existing operations and strong cash flows. In many cases, acquiring companies with these characteristics can result in purchase prices that include a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during the year ended December 31, 2012 as though they had been acquired as of January 1, 2011. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

Three Months Ended
March 31, 2012
Revenue, as reported	$1,031,777
Revenue of purchased businesses for the period prior to acquisition	80,993
Pro forma revenue	$1,112,770
Net income, as reported	$80,991
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments	6,186
Pro forma net income	$87,177
Earnings per share-basic, as reported	$0.28
Effect of purchased businesses for the period prior to acquisition	0.02
Pro forma earnings per share-basic (a)	$0.30
Earnings per share-diluted, as reported	$0.27
Effect of purchased businesses for the period prior to acquisition	0.02
Pro forma earnings per share-diluted (a)	$0.29

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
During the three months ended March 31, 2013, we incurred $0.4 million of restructuring expenses related to certain of our 2012 acquisitions. Our integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions. We expect our integration plans for these acquisitions to be completed by the end of 2013. Remaining costs to complete these integration activities are expected to be less than $1.0 million.
Acquisition related expenses, which include external costs such as advisory, legal and accounting fees, totaled $1.1 million for the three months ended March 31, 2013. These expenses primarily relate to our pending acquisition of Sator, which is expected to be completed in the second quarter of 2013. These costs are expensed as incurred.

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
Our effective income tax rate for the three months ended March 31, 2013 was 35.8% compared with 36.8% for the comparable prior year period. The effective income tax rate for the three months ended March 31, 2013 reflects the larger proportion of pretax income generated in lower rate jurisdictions, primarily as a result of growth in our European segment and our Canadian acquisitions completed in the fourth quarter of 2012.

Note 12.	Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Foreign Currency Translation	Unrealized (Loss) Gain on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Unrealized (Loss) Gain on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
January 1	$10,850	$(10,091)	$759	$(2,071)	$(6,890)	$(8,961)
Pretax income (loss)	(18,980)	(503)	(19,483)	8,507	(991)	7,516
Income tax benefit	—	139	139	—	389	389
Reclassification of unrealized loss	—	1,698	1,698	—	1,476	1,476
Reclassification of deferred income taxes	—	(602)	(602)	—	(524)	(524)
March 31	$(8,130)	$(9,359)	$(17,489)	$6,436	$(6,540)	$(104)
As discussed in Note 5, "Derivative Instruments and Hedging Activities," the unrealized losses on our interest rate swap contracts were reclassified from Accumulated Other Comprehensive Income to interest expense in our Unaudited Consolidated Condensed Statements of Income during the three month periods ended March 31, 2013 and 2012. The related deferred income taxes were reclassified from Accumulated Other Comprehensive Income to income tax expense during the three month periods ended March 31, 2013 and 2012.

Note 13.	Segment and Geographic Information
We have three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. Our operations in North America, which include our Wholesale – North America and Self Service operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our Wholesale – Europe operating segment is presented as a separate reportable segment. Although the Wholesale – Europe operating segment shares many of the characteristics of our North American operations, including types of products offered, distribution methods, and procurement, we have provided separate financial information as we believe this data would be beneficial to readers in understanding our results. Therefore, we present our reportable segments on a geographic basis.
The following table presents our financial performance, including revenue, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and depreciation and amortization by reportable segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenue
North America	$983,388	$871,084
Europe	212,609	160,693
Total revenue	$1,195,997	$1,031,777
EBITDA
North America	$135,335	$132,188
Europe	24,068	19,533
Total EBITDA	$159,403	$151,721
Depreciation and Amortization
North America	$15,887	$14,002
Europe	3,153	2,255
Total depreciation and amortization	$19,040	$16,257
EBITDA for our North American segment included a gain of $8.3 million during the three month period ended March 31, 2012 resulting from lawsuit settlements with certain of our aftermarket product suppliers as discussed in Note 7, "Commitments and Contingencies." Included within EBITDA of our European segment is a loss of $0.7 million and a gain of $1.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively, for the change in fair value of contingent consideration liabilities related to our ECP acquisition. See Note 6, "Fair Value Measurements" for further information on our contingent consideration liabilities.
The table below provides a reconciliation from EBITDA to Net Income (in thousands):

	Three Months Ended
	March 31,
	2013	2012
EBITDA	$159,403	$151,721
Depreciation and amortization	19,040	16,257
Interest expense, net	8,595	7,367
Provision for income taxes	47,176	47,106
Net income	$84,592	$80,991
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment’s percentage of consolidated revenue. Segment EBITDA excludes depreciation, amortization, interest and taxes.

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Capital Expenditures
North America	$17,564	$18,134
Europe	3,897	3,195
	$21,461	$21,329
The following table presents assets by reportable segment (in thousands):

	March 31, 2013	December 31, 2012
Receivables, net
North America	$278,923	$241,627
Europe	78,657	70,181
Total receivables, net	357,580	311,808
Inventory
North America	731,722	750,565
Europe	151,721	150,238
Total inventory	883,443	900,803
Property and Equipment, net
North America	433,397	434,010
Europe	59,082	60,369
Total property and equipment, net	492,479	494,379
Other unallocated assets	1,989,197	2,016,466
Total assets	$3,722,699	$3,723,456
We report net trade receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and income taxes.
Our operations are primarily conducted in the U.S. Our European operations are located in the U.K. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts distribution facility in Taiwan, and other alternative parts operations in Guatemala and Costa Rica.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenue
United States	$889,341	$820,965
United Kingdom	212,609	160,693
Other countries	94,047	50,119
	$1,195,997	$1,031,777

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	March 31, 2013	December 31, 2012
Long-lived Assets
United States	$406,888	$408,244
United Kingdom	59,082	60,369
Other countries	26,509	25,766
	$492,479	$494,379
The following table sets forth our revenue by product category (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Aftermarket, other new and refurbished products	$667,956	$565,344
Recycled, remanufactured and related products and services	354,436	325,704
Other	173,605	140,729
	$1,195,997	$1,031,777
All of the product categories include revenue from our North American reportable segment, while our European segment generates revenue primarily from the sale of aftermarket products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations.

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
We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products, recycled collision and mechanical products, refurbished collision replacement products such as wheels, bumper covers and lights, and remanufactured engines. Collectively, we refer to our products as alternative parts. We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States. Our wholesale operations also reach most major markets in Canada, and we are a leading provider of alternative vehicle mechanical replacement products in the United Kingdom. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products. We have organized our businesses into three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. We aggregate our North American operating segments (Wholesale – North America and Self Service) into one reportable segment, resulting in two reportable segments: North America and Europe.
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
During the three months ended March 31, 2013, we made three acquisitions, including two wholesale businesses in North America and a wholesale business in Europe, which enabled us to expand into new product lines.
On April 23, 2013, LKQ Corporation reached an agreement with H2 Sator B.V., Cooperatieve H2 Sator U.A. and H2 Sator U.A. (collectively the "Sellers") to acquire the shares of Sator, an automotive aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium, Luxembourg and Northern France.  The acquisition is scheduled to close on or about May 1, 2013.  The purchase price will be set at the closing date but is expected to be approximately €210 million.  With the pending acquisition of Sator, we will expand our geographic presence onto continental Europe to complement our existing U.K. operations.
During the year ended December 31, 2012, we made 30 acquisitions in North America (4 in the three months ended March 31, 2012), including 22 wholesale businesses and 8 self service retail operations. These acquisitions enabled us to expand our geographic presence and to enter new markets. Additionally, two of our acquisitions were completed with a goal of improving the recovery from scrap and other metals harvested from the vehicles we purchase: a precious metals refining and reclamation business, which we acquired with the goal of improving the profitability of the precious metals we extract from our recycled vehicle parts; and a scrap metal shredder, which we expect will improve the profitability of the scrap metals recovered from the vehicle hulks in certain of our recycled product operations.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle replacement products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the three months ended March 31, 2013, sales of vehicle replacement products and services represented approximately 85% of our consolidated sales.
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
For the three months ended March 31, 2013, revenue from other sources represented approximately 15% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, storage and towing fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as "total losses" by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), and the status of laws regulating bidders or exporters of salvage vehicles. Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and to dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling account for approximately 9% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores, freight, costs to remanufacture the products, including direct and indirect labor, rent, depreciation and other overhead related to remanufacturing operations.
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. We record the estimated warranty costs at the time of sale using historical warranty claims information to project future warranty claims activity and related expenses. We also sell separately-priced extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.
Other revenue is primarily generated from the hulks and unusable parts of the vehicles we acquire for our wholesale and self service recycled product operations, and therefore, the costs of these sales include the proportionate share of the price we pay for the salvage vehicles as well as the applicable auction, storage and towing fees and internal costs to purchase and to dismantle the vehicles. Our cost of goods sold for other revenue will fluctuate based on the prices paid for salvage vehicles, which may be impacted by a variety of factors as discussed above.
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
Our distribution expenses primarily include our costs to prepare and to deliver our products to our customers. Included in our distribution expense category are labor costs for drivers, fuel, third party freight costs, local truck leases and related repairs, maintenance and insurance, and supplies.
Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel, advertising, promotion and marketing costs, telephone and other communication expenses, credit card fees and bad debt expense. Personnel costs account for approximately 80% of our selling and marketing expenses. Most of our product sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and to increase our sales volume. Our objective is to continually evaluate our sales force, to develop and implement training programs, and to utilize appropriate measurements to assess our selling effectiveness.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on March 1, 2013, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the three months ended March 31, 2013.
Recently Issued Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 2, "Financial Statement Information" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.
Financial Information by Geographic Area
See Note 13, "Segment and Geographic Information" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated
The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Statements of Income Data:
Revenue	100.0%	100.0%
Cost of goods sold	58.0%	56.6%
Gross margin	42.0%	43.4%
Facility and warehouse expenses	8.4%	8.2%
Distribution expenses	8.7%	8.9%
Selling, general and administrative expenses	11.5%	11.8%
Restructuring and acquisition related expenses	0.1%	0.0%
Depreciation and amortization	1.5%	1.4%
Operating income	11.8%	12.9%
Other expense, net	0.8%	0.5%
Income before provision for income taxes	11.0%	12.4%
Provision for income taxes	3.9%	4.6%
Net income	7.1%	7.8%
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue. Our revenue increased 15.9% to $1.2 billion for the three months ended March 31, 2013 from $1.0 billion for the comparable period of 2012. The increase in revenue was due to 8.2% organic growth (reflecting 9.6% growth in parts and services partially offset by a 1.0% decline in other revenue) and 8.0% acquisition related revenue growth, offset by a 0.3% unfavorable impact from foreign exchange primarily in our European operations. Our organic growth in parts and services revenue was primarily a result of higher sales volumes. Incremental sales volume in our European operations contributed 5.8% of the total 9.6% growth in parts and services revenue, with the growth split evenly between the impact of 33 new branch openings since the first quarter of 2012 and same store sales growth. Sales volumes in North America increased primarily due to the milder winter weather conditions in the prior year quarter, which contributed to fewer and less severe vehicle accidents, resulting in lower insurance claims. Our sales volumes also increased as a result of higher inventory purchases that contributed to a greater volume of parts available for sale. The 1.0% decline in other revenue was primarily due to a decline in volume of scrap aluminum processed by our furnace operations.
Cost of Goods Sold. Our cost of goods sold increased to 58.0% of revenue in the three months ended March 31, 2013 from 56.6% of revenue in the comparable period of 2012. In the prior year period, we recognized a gain on lawsuit settlements totaling $8.3 million that did not reoccur in 2013, thus accounting for 0.8% of the increase in the current year period cost of goods sold. See Note 7, "Commitments and Contingencies" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the lawsuit settlements. Our cost of goods sold for the three months ended March 31, 2013 also reflects a 0.5% increase as a result of the lower gross margins generated by our precious metals refining and reclamation business that we acquired in the second quarter of 2012. In the first quarter of 2013, the prices we received for scrap metals increased at a slower rate than the cost of the scrap component of the cars that we crushed compared to the prior year quarter. The resulting margin compression in our North American segment contributed 0.2% of the increase in cost of goods sold as a percentage of revenue.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended March 31, 2013 increased to 8.4% of revenue compared to 8.2% for the comparable period of 2012. The increase in facility and warehouse expenses was primarily due to increased rent expense and property taxes related to expansion of our North American operations. During 2012, we completed the acquisition of eight self service retail operations, which incur greater facility costs as a percentage of revenue compared to our wholesale operations. Additionally, we expanded several of our facilities in our North American wholesale operations, which incurred facility costs before reaching their revenue potential.
Distribution Expenses. As a percentage of revenue, distribution expenses for the first quarter of 2013 decreased to 8.7% from 8.9% in the prior year quarter, which was primarily due to a reduction in fuel expense. The decrease in fuel expense was driven by a reduction in the average price we pay for fuel, combined with a greater proportion of revenue from sources that require lower fuel expenditures, such as scrap revenue.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended March 31, 2013 decreased to 11.5% of revenue from 11.8% in the prior year quarter, primarily due to a reduction in personnel expenditures as we leveraged our general and administrative workforce in periods of rising total revenue.
Restructuring and Acquisition Related Expenses. During the three months ended March 31, 2013 and 2012, we incurred $1.5 million and $0.2 million of restructuring and acquisition related expenses, respectively. In the first quarter of 2013, we incurred $0.4 million related to the integration of certain of our 2012 acquisitions into our existing business. Acquisition related expenses totaling $1.1 million consist of external costs primarily related to our pending acquisition of Sator, which is expected to be completed in the second quarter of 2013. These acquisition related expenses included professional fees such as accounting, legal and advisory services. See Note 10, "Restructuring and Acquisition Related Expenses" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.5% during the three months ended March 31, 2013 compared to 1.4% during the three months ended March 31, 2012. Higher expense in the current year period resulting from our increased levels of property and equipment and higher levels of intangible assets as a result of business acquisitions was mostly offset by continued leveraging of our existing facilities to support organic revenue growth.
Other Expense, Net. Total other expense, net increased to $9.8 million for the three months ended March 31, 2013 from $5.5 million for the comparable prior year quarter. During the three months ended March 31, 2013, interest expense increased by $1.2 million compared to the three months ended March 31, 2012, primarily as a result of higher outstanding debt balances. Our average outstanding bank borrowings, which includes our senior secured credit agreement and our receivables securitization facility, increased to $1.0 billion during the first quarter of 2013 from $900 million during the first quarter of 2012, primarily due to additional borrowings to finance our acquisitions made during the last nine months of 2012. During the three months ended March 31, 2013, we recorded adjustments to the fair value of our contingent consideration liabilities resulting in expense of $0.8 million, compared to a net gain of $1.3 million during the prior year quarter. We increased our collections of fees for late payments during the three months ended March 31, 2013, which increased other income by $0.4 million compared to the three months ended March 31, 2012. The impact of foreign currency fluctuations in the British pound, the Canadian dollar, and other currencies was a loss of $1.4 million during the three months ended March 31, 2013 compared to a loss of $0.1 million during the prior year quarter.
Provision for Income Taxes. Our effective income tax rate was 35.8% and 36.8% for the three months ended March 31, 2013 and 2012, respectively. Our international operations, which we continued to expand during the last nine months of 2012 and the first quarter of 2013 with growth in our European segment and acquisitions in Canada, contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions.
Results of Operations—Segment Reporting
We have three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. Our operations in North America, which include our Wholesale – North America and Self Service operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. While we believe our Wholesale – Europe operating segment shares many of the characteristics of our North American operations, we have provided separate financial information as we believe this data would be beneficial to readers in understanding our results.

The following table presents our financial performance, including revenue and EBITDA by reportable segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	% of Revenue	2012	% of Revenue
Revenue
North America	$983,388		$871,084
Europe	212,609		160,693
Total revenue	$1,195,997		$1,031,777
EBITDA
North America	$135,335	13.8%	$132,188	15.2%
Europe	24,068	11.3%	19,533	12.2%
Total EBITDA	$159,403	13.3%	$151,721	14.7%

The key measure of segment profit or loss reviewed by our chief operating decision maker is EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment’s percentage of consolidated revenue. Segment EBITDA excludes depreciation, amortization, interest and taxes. See Note 13, "Segment and Geographic Information" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total EBITDA to Net Income.
North America
Revenue. Revenue in our North American segment increased 12.9% to $983.4 million for the three months ended March 31, 2013 from $871.1 million for the three months ended March 31, 2012, despite one less selling day in the first quarter of 2013 compared to the first quarter of 2012. The increase in revenue was due to 9.2% acquisition related revenue growth from our acquisitions during the last nine months of 2012 and the first quarter of 2013, as well as 3.8% organic growth, including 4.7% growth in parts and services revenue. Refer to the discussion of our consolidated results of operations for factors contributing to organic revenue growth during the first quarter of 2013 compared to the first quarter of 2012.
EBITDA. As a percentage of revenue, EBITDA in our North American segment decreased to 13.8% for the three months ended March 31, 2013 from 15.2% for the three months ended March 31, 2012. In the prior year period, we recognized a gain on lawsuit settlements totaling $8.3 million that did not reoccur in 2013, thus accounting for 1.0% of the decrease in EBITDA as a percentage of revenue. See Note 7, "Commitments and Contingencies" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the lawsuit settlements. EBITDA also decreased by 0.6% as a result of lower margins generated by our precious metals refining and reclamation business that we acquired in the second quarter of 2012. Additionally, the prices we received for scrap metals increased at a slower rate than the cost of the scrap component of the cars that we crushed compared to the prior year quarter, which resulted in a 0.2% decrease in our EBITDA margin. These increases were offset by a reduction in our operating expenses due to lower fuel costs and improved leveraging of our corporate workforce, partially offset by greater facility costs, for a net increase in EBITDA by 0.2% of revenue.
Europe
Revenue. Revenue in our European segment increased 32.3% to $212.6 million for the three months ended March 31, 2013 from $160.7 million for the three months ended March 31, 2012, despite two fewer selling days in the first quarter of 2013 compared to the first quarter of 2012. The increase in revenue was primarily due to higher sales volumes, with the growth split evenly between the impact of 33 new branch openings since the first quarter of 2012 and same store sales growth. The increase in revenue from higher sales volumes was partially offset by the weakening of the British pound against the U.S. dollar, which decreased revenue by 1.5% compared to the prior year quarter.
EBITDA. As a percentage of revenue, EBITDA in our European segment decreased to 11.3% for the three months ended March 31, 2013 from 12.2% for the three months ended March 31, 2012. Our European segment was able to decrease operating expenses as a percentage of revenue by 0.9% in the first quarter of 2013 compared to the first quarter of 2012, primarily due to greater leverage of our sales force and administrative staff in a period of rising revenues. The reduction in the EBITDA percentage in the first quarter of 2013 compared to the prior year quarter was driven by several factors outside of our field-level operations. Adjustments to the fair value of our contingent payment liabilities resulted in a loss of $0.7 million during the first quarter of 2013 compared to a gain of $1.3 million in the prior year quarter, which decreased EBITDA in 2013 by 1.2% of revenue relative to the comparable period in 2012. Restructuring and acquisition related expenses totaling $0.9 million, primarily related to our pending acquisition of Sator, which is expected to be completed in the second quarter of 2013, decreased EBITDA by 0.4% of revenue. The weakening of the British pound generated greater foreign currency transaction losses during the first quarter of 2013 compared to the prior year period, resulting in a decrease in EBITDA by 0.3% of revenue.
2013 Outlook
We estimate that full year 2013 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities), will be in the range of $305 million to $330 million and $1.00 to $1.09, respectively. Our earnings guidance for 2013 does not include the effect of the pending acquisition of Sator, which is expected to be completed in the second quarter of 2013, or any possible changes to our credit agreement currently being discussed as described below.
Liquidity and Capital Resources
Our primary sources of ongoing liquidity are cash flows from our operations and our credit agreement. Our credit agreement, which was executed in 2011, provides for total borrowings of up to $1.4 billion, consisting of a $950 million revolving credit facility (including up to $500 million available in foreign currencies) and up to $450 million of term loan borrowings. As of March 31, 2013, the outstanding obligations under the credit agreement totaled $922.5 million, composed of $415.0 million of term loans and $507.5 million of revolver borrowings. After giving effect to outstanding letters of credit, our availability under the revolving credit facility at March 31, 2013 was $390.8 million. We do not expect to utilize the revolver as a primary source of funding for working capital needs as we expect our cash flows from operations to be sufficient for that purpose, but we do maintain availability as we continue to expand our facilities and network. Cash and equivalents at March 31, 2013 totaled $63.0 million. We intend to finance the expected approximately €210 million purchase price for our pending acquisition of Sator through a draw on our revolver. After giving effect to this transaction, we would have approximately $115 million of available capacity.
We are in discussions with certain of our lenders and other parties concerning changes to our existing credit facility, which changes, if agreed to by our lenders, would include, among other things, an increase in the amounts available under the revolving credit facility and term loan borrowings under our credit agreement.  These discussions are still ongoing so there are no assurances that these discussions will be successful or that a definitive amendment will be executed, or that our credit facility will be increased or extended or as  to the specific terms of any amendment.
Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. The weighted average interest rate on borrowings outstanding against our credit agreement at March 31, 2013 (after giving effect to the interest rate swap contracts, described in Note 5, "Derivative Instruments and Hedging Activities" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) was 2.9%. Of our outstanding credit agreement borrowings of $922.5 million and $974.6 million at March 31, 2013 and December 31, 2012, $35.0 million and $31.9 million were classified as current maturities, respectively.
On September 28, 2012, we entered into a three year receivables securitization facility with BTMU, as Administrative Agent, which we expect will provide borrowing capacity at lower commercial paper rates and assist us in maintaining availability under the revolving credit facility as we continue to expand our business organically and through acquisitions. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to BTMU for the benefit of conduit investors and/or financial institutions for up to $80 million in cash proceeds.  Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company. The receivables are held by LRFC, a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. The initial proceeds of $77.3 million were used for the repayment of outstanding revolver borrowings under the credit agreement. As of March 31, 2013, the outstanding balance under the receivables securitization facility was $80 million with a borrowing rate of 1.03%.
The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $348.4 million and $303.0 million during the three months ended March 31, 2013 and 2012, respectively, which included $129.7 million and $113.0 million from our European segment during the first quarter of 2013 and 2012, respectively. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 65,000 and 59,000 wholesale salvage vehicles and 2,300 and 1,800 heavy and medium-duty trucks in the three months ended March 31, 2013 and 2012, respectively. In addition, we acquired approximately 128,000 and 89,000 lower cost self service and crush only vehicles in the three months ended March 31, 2013 and 2012, respectively.
Net cash provided by operating activities totaled $106.4 million for the three months ended March 31, 2013, compared to $110.2 million during the first quarter of 2012. During the first quarter of 2013, our EBITDA increased by $7.7 million compared to the prior year quarter, due to both organic growth and acquisition related growth. Cash payments for incentive compensation were lower during the three months ended March 31, 2013, including $8.0 million lower bonus payments and a $5.9 million payment under our long-term incentive plan in the prior year first quarter that did not reoccur in the current year period. The effect of higher EBITDA and lower incentive compensation payments was offset by a $25.3 million greater cash outflow for receivables due to higher sequential revenue growth in the first quarter of 2013 compared to the first quarter of 2012 and the timing of cash collections.
Net cash used in investing activities totaled $34.3 million for the three months ended March 31, 2013, compared to $46.0 million for the same period of 2012. We invested $13.3 million of cash, net of cash acquired, in business acquisitions during the first three months of 2013, compared to $24.9 million for business acquisitions in the comparable prior year period. Property and equipment purchases were $21.5 million and $21.3 million in the three months ended March 31, 2013 and 2012.
Net cash used in financing activities totaled $67.9 million for the three months ended March 31, 2013, compared to $57.7 million during the three months ended March 31, 2012. In March 2013, we made a payment of $33.9 million ($31.5 million included in financing cash flows and $2.4 million included in operating cash flows) for the 2012 earnout period under the contingent payment agreement related to our 2011 acquisition of Euro Car Parts Holdings Limited. Net repayments under our credit facilities totaled $40 million and $63 million during the three months ended March 31, 2013 and 2012, respectively. Cash flows from operations tend to be relatively high in the first quarter due to the seasonality of our business, and we have used the funds to repay revolver borrowings. Our first quarter 2012 bank borrowings included $200 million of available term loans under the credit agreement, the proceeds of which were used to fund acquisitions and pay outstanding amounts under our revolving credit facilities. Cash generated from exercises of stock options provided $2.8 million and $4.6 million in the three months ended March 31, 2013 and 2012, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $3.0 million and $2.6 million in the three months ended March 31, 2013 and 2012, respectively.
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
2013 Outlook
We estimate that our capital expenditures for 2013, excluding business acquisitions, will be between $100 million and $115 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. Maintenance or replacement capital expenditures are expected to be approximately 20% of the total for 2013. We anticipate that net cash provided by operating activities for 2013 will be approximately $300 million. Our estimated capital expenditures and net cash provided by operating activities for 2013 do not include the effect of our pending acquisition of Sator, which is expected to be completed in the second quarter of 2013, or any possible changes to our credit agreement currently being discussed as described above.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2012 Annual Report on Form 10-K, filed with the SEC on March 1, 2013, as supplemented in subsequent filings, including this Quarterly Report on Form 10-Q.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the prime rate, LIBOR or CDOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching effective and maturity dates to specific debt instruments. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (JPMorgan Chase Bank, N.A., Bank of America, N.A., and RBS Citizens, N.A.) and are denominated in currency that matches the underlying debt instrument. Net interest payments or receipts from interest rate swap contracts will be included as adjustments to interest expense. As of March 31, 2013, we held seven interest rate swap contracts representing a total of $520 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. In total, we had 67% and 64% of our variable rate debt under our credit facility at fixed rates at March 31, 2013 and December 31, 2012, respectively. These swaps have maturity dates ranging from October 2013 through December 2016. These contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. As of March 31, 2013, the fair market value of these swaps was a liability of $14.3 million. The values of such contracts are subject to changes in interest rates.
At March 31, 2013, we had $382 million of variable rate debt that was not hedged, including $80 million of outstanding debt under the receivables securitization facility, which bears interest based on commercial paper rates. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rates, interest expense would change by $3.8 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin rate. As of March 31, 2013, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business acquired in the second quarter of 2012. The notional amount and fair value of these forward contracts at March 31, 2013 were immaterial.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in the U.K. and other countries represented 26% of our revenue during the three months ended March 31, 2013. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and a 2% change in our operating income for the three months ended March 31, 2013.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2013 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate pound sterling and Canadian dollar cash flows that can be used to fund debt payments. As of March 31, 2013, we have amounts outstanding under our revolver facility denominated in pounds sterling of £118 million ($179.4 million) and Canadian dollars of CAD $110.0 million ($108.1 million).

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
As of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2013 to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.Risk Factors.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal year 2012 for information concerning risks and uncertainties that could negatively impact us. The following statements represent changes and/or additions to the risks and uncertainties previously disclosed in the Annual Report.
We may not be able to sell our products due to existing or new laws and regulations prohibiting or restricting the sale of wholesale aftermarket, recycled, refurbished or remanufactured products.
Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled products that we provide, such as airbags. These and other jurisdictions could enact similar laws or could prohibit or severely restrict the sale of additional recycled products. In addition, the Federal Trade Commission (FTC) has issued guides which regulate the use of certain terms such as “rebuilt” or “remanufactured” in connection with the sale of automotive parts. Restrictions on the products we are able to sell and on the marketing of such products could decrease our revenue and have an adverse effect on our business and operations.
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
Because our business depends on vehicle accidents for both the demand for repairs using our products and the supply of wholesale recycled products, factors which influence the number and/or severity of accidents, including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, the use of cellular telephones and other electronic equipment by drivers, the use of alcohol and drugs by drivers, the effectiveness of accident avoidance systems in new vehicles, and the condition of roadways, impact our business. An increase in fuel prices may cause the number of vehicles on the road to decline and the number of miles driven to decline, as motorists seek alternative transportation options, and this also could lead to a decline in accidents. In addition, since 2007, the average number of new vehicles sold annually in the U.S. has been less than the average number of new vehicles sold annually from 1999 through 2006. This could result in a reduction in the number of vehicles on the road and consequently fewer vehicles involved in accidents. Substantial further declines in automotive sales in the future could have a material adverse effect on our business, results of operations and/or financial condition. Mild weather conditions, particularly during winter months, tend to result in a decrease of vehicle accidents. Moreover, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones or other electronic devices while driving, and such restrictions could lead to a decline in accidents. To the extent OEMs develop or are mandated by law to install new accident avoidance systems, the number and severity of accidents could decrease. In addition, the average age of vehicles has been increasing, and insurance companies may find it uneconomical to repair older vehicles.
We could be subject to recalls or product liability claims.
If the products we sell are subject to product recalls and/or if customers of repair shops that purchase our products are injured or suffer property damage, we could be subject to product liability claims by such customers. The successful assertion of this type of claim could have an adverse effect on our business, results of operations or financial condition. In addition, we have agreed to defend and indemnify in certain circumstances insurance companies that could be named as defendants in such lawsuits. The existence of claims for which we must defend and indemnify insurance companies could negatively impact our business, results of operations or financial condition.
We operate in foreign jurisdictions, which exposes us to foreign exchange and other risks.
We have operations in the U.K., Canada and Mexico, and we may expand our operations into other countries. Our foreign operations expose us to additional risks associated with international business, which could have an adverse effect on our business, results of operations and/or financial condition, including import and export requirements and compliance with anti-corruption laws, such as the U.K. Bribery Act 2010 and the Foreign Corrupt Practices Act. We also incur costs in currencies, other than our functional currencies, in the countries in which we operate. We are thus subject to foreign exchange exposure to the extent that we operate in different currencies, as well as exposure to foreign tax and other foreign and domestic laws. In addition, Mexico is currently experiencing a heightened level of criminal activity that could affect our ability to maintain our supply of certain aftermarket products.
New regulations related to conflict-free minerals may force us to incur additional expenses and otherwise adversely impact our business.
In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted final rules regarding disclosure of the use of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) or adjoining countries. These new requirements will require ongoing due diligence efforts, with initial disclosure requirements beginning in 2014. Our supply chain is complex and we may incur significant costs to determine the source of any such minerals used in our products. We may also incur costs with respect to potential changes to products, processes or sources of supply as a consequence of our diligence activities. Further, the implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering products free of conflict minerals in some circumstances, we cannot be sure that we will be able to obtain necessary products from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.

Item 5.	Other Information.
(a) In October 2011, we acquired Euro Car Parts Holdings Limited (“ECP”) from Draco Limited and certain other shareholders of ECP.  The consideration for our 2011 acquisition of ECP included a contingent payment agreement with a potential payment of up to £30 million based on ECP's 2013 results. In April 2013, we entered into an agreement waiving for Draco Limited, one of the sellers of ECP, the condition of ECP achieving the 2013 performance target.  The waiver is subject to the closing of our pending acquisition of Sator Beheer B.V. ("Sator").  If the closing of Sator occurs, we would be obligated to pay Draco Limited approximately £27 million in the first quarter of 2014, which is equal to the maximum payment for Draco Limited's share of the contingent payment agreement. We believe that the waiver of the 2013 performance targets will not have a material impact on our financial position, results of operations or cash flows, as the fair value of the contingent payment liability at March 31, 2013 was calculated assuming a high probability of achieving the performance targets for the maximum payment. We also believe the waiver will improve our flexibility to execute our European strategy. Additional information regarding our pending acquisition of Sator is disclosed in Note 9, "Business Combinations" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.
Exhibits

Exhibit Number	Description of Exhibit

10.1	Form of LKQ Corporation Restricted Stock Unit Agreement for the First RSUs (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on March 8, 2013).
10.2	Form of LKQ Corporation Restricted Stock Unit Agreement for the Second RSUs (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on March 8, 2013).
10.3	Form of LKQ Corporation Restricted Stock Unit Agreement for the Third RSUs (incorporated herein by reference to Exhibit 10.3 to the Company's report on Form 8-K filed with the SEC on March 8, 2013).
10.4	LKQ Corporation Code of Ethics (incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 8-K filed with the SEC on March 8, 2013).
10.5
Form of LKQ Corporation Executive Officer 2013 Bonus Program Award Memorandum (incorporated herein by reference to Exhibit 10.16 to the Company's report on Form 10-K filed with the SEC on March 1, 2013).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2013.

LKQ CORPORATION

/s/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller (As duly authorized officer and Principal Accounting Officer)