Form 10-Q
period 2013-06-30
LKQ CORP
filed 2013-08-02
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 26, 2013, the registrant had issued and outstanding an aggregate of 300,119,760 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Balance Sheets
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and equivalents	$161,590	$59,770
Receivables, net	413,215	311,808
Inventory	972,926	900,803
Deferred income taxes	53,328	53,485
Prepaid income taxes	11,885	29,537
Prepaid expenses and other current assets	45,546	28,948
Total Current Assets	1,658,490	1,384,351
Property and Equipment, net	515,353	494,379
Intangible Assets:
Goodwill	1,826,128	1,690,284
Other intangibles, net	148,771	106,715
Other Assets	69,573	47,727
Total Assets	$4,218,315	$3,723,456
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$263,565	$219,335
Accrued expenses:
Accrued payroll-related liabilities	46,083	44,400
Other accrued expenses	117,772	90,422
Income taxes payable	9,756	2,748
Contingent consideration liabilities	44,584	42,255
Other current liabilities	12,388	17,068
Current portion of long-term obligations	64,962	71,716
Total Current Liabilities	559,110	487,944
Long-Term Obligations, Excluding Current Portion	1,311,519	1,046,762
Deferred Income Taxes	118,044	102,275
Contingent Consideration Liabilities	4,889	47,754
Other Noncurrent Liabilities	87,100	74,627
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 and 500,000,000 shares authorized, 299,798,228 and 297,810,896 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,998	2,978
Additional paid-in capital	982,386	950,338
Retained earnings	1,170,333	1,010,019
Accumulated other comprehensive (loss) income	(18,064)	759
Total Stockholders’ Equity	2,137,653	1,964,094
Total Liabilities and Stockholders’ Equity	$4,218,315	$3,723,456

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Income
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$1,251,748	$1,006,531	$2,447,745	$2,038,308
Cost of goods sold	741,875	584,600	1,435,923	1,168,994
Gross margin	509,873	421,931	1,011,822	869,314
Facility and warehouse expenses	102,885	82,192	203,131	167,300
Distribution expenses	106,583	91,926	210,440	183,739
Selling, general and administrative expenses	146,012	121,698	283,068	243,412
Restructuring and acquisition related expenses	3,680	2,195	5,185	2,442
Depreciation and amortization	19,335	15,353	37,032	30,246
Operating income	131,378	108,567	272,966	242,175
Other expense (income):
Interest expense, net	12,492	7,356	21,087	14,723
Loss on debt extinguishment	2,795	—	2,795	—
Change in fair value of contingent consideration liabilities	230	1,240	1,053	(105)
Other income, net	(577)	(1,228)	(175)	(1,739)
Total other expense, net	14,940	7,368	24,760	12,879
Income before provision for income taxes	116,438	101,199	248,206	229,296
Provision for income taxes	40,716	37,201	87,892	84,307
Net income	$75,722	$63,998	$160,314	$144,989
Earnings per share:
Basic	$0.25	$0.22	$0.54	$0.49
Diluted	$0.25	$0.21	$0.53	$0.48

Unaudited Consolidated Condensed Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$75,722	$63,998	$160,314	$144,989
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(3,204)	(6,171)	(22,184)	2,336
Net change in unrecognized gains (losses) on derivative instruments, net of tax	2,629	(3,341)	3,361	(2,991)
Total other comprehensive loss	(575)	(9,512)	(18,823)	(655)
Total comprehensive income	$75,147	$54,486	$141,491	$144,334

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160,314	$144,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,711	33,446
Stock-based compensation expense	10,562	7,978
Excess tax benefit from stock-based payments	(10,902)	(7,219)
Other	6,126	1,369
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(50,320)	(22,662)
Inventory	(6,227)	(30,763)
Prepaid income taxes/income taxes payable	34,521	13,728
Accounts payable	14,361	3,802
Other operating assets and liabilities	11,344	(23,656)
Net cash provided by operating activities	209,490	121,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(40,151)	(41,615)
Proceeds from sales of property and equipment	1,251	472
Cash used in acquisitions, net of cash acquired	(308,579)	(120,315)
Net cash used in investing activities	(347,479)	(161,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,604	10,112
Excess tax benefit from stock-based payments	10,902	7,219
Debt issuance costs	(16,521)	—
Proceeds from issuance of senior notes	600,000	—
Borrowings under revolving credit facility	353,408	331,342
Repayments under revolving credit facility	(708,060)	(484,851)
Borrowings under term loans	35,000	200,000
Repayments under term loans	(5,625)	(8,750)
Borrowings under receivables securitization facility	1,500	—
Repayments under receivables securitization facility	(1,500)	—
Payments of other obligations	(38,556)	(3,611)
Net cash provided by financing activities	241,152	51,461
Effect of exchange rate changes on cash and equivalents	(1,343)	91
Net increase in cash and equivalents	101,820	11,106
Cash and equivalents, beginning of period	59,770	48,247
Cash and equivalents, end of period	$161,590	$59,353
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$53,459	$70,698
Interest	15,286	13,484
Supplemental disclosure of noncash investing and financing activities:
Notes payable and long-term obligations, including notes issued in connection with business acquisitions	$7,260	$7,936
Contingent consideration liabilities	2,650	5,540
Non-cash property and equipment additions	3,407	6,162

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2012	297,811	$2,978	$950,338	$1,010,019	$759	$1,964,094
Net income	—	—	—	160,314	—	160,314
Other comprehensive loss	—	—	—	—	(18,823)	(18,823)
Restricted stock units vested	345	4	(4)	—	—	—
Stock-based compensation expense	—	—	10,562	—	—	10,562
Exercise of stock options	1,642	16	10,588	—	—	10,604
Excess tax benefit from stock-based payments	—	—	10,902	—	—	10,902
BALANCE, June 30, 2013	299,798	$2,998	$982,386	$1,170,333	$(18,064)	$2,137,653

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1.	Interim Financial Statements
The unaudited financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
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
During the 2013 Annual Meeting of Stockholders in May 2013, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 500 million to 1 billion. The increased number of authorized shares is reflected on our Unaudited Consolidated Condensed Balance Sheet as of June 30, 2013.
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
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped or delivered to, or picked up by, customers, and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of $28.9 million and $24.7 million at June 30, 2013 and December 31, 2012, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Consolidated Condensed Statements of Income and are shown as a current liability on our Unaudited Consolidated Condensed Balance Sheets until remitted. We recognize revenue from the sale of scrap, cores and other metals when title has transferred, which typically occurs upon delivery to the customer.
Receivables
We recorded a reserve for uncollectible accounts of $11.9 million and $9.5 million at June 30, 2013 and December 31, 2012, respectively.
Inventory
Inventory consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Aftermarket and refurbished products	$598,939	$523,677
Salvage and remanufactured products	373,987	377,126
	$972,926	$900,803

Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships and covenants not to compete.
The change in the carrying amount of goodwill by reportable segment during the six months ended June 30, 2013 is as follows (in thousands):

	North America	Europe	Total
Balance as of January 1, 2013	$1,339,831	$350,453	$1,690,284
Business acquisitions and adjustments to previously recorded goodwill	15,708	149,524	165,232
Exchange rate effects	(6,774)	(22,614)	(29,388)
Balance as of June 30, 2013	$1,348,765	$477,363	$1,826,128
The components of other intangibles are as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$140,527	$(24,332)	$116,195	$118,422	$(21,599)	$96,823
Customer relationships	39,378	(8,583)	30,795	14,426	(6,642)	7,784
Covenants not to compete	3,687	(1,906)	1,781	3,654	(1,546)	2,108
	$183,592	$(34,821)	$148,771	$136,502	$(29,787)	$106,715
During the six months ended June 30, 2013, we recorded $24.7 million of trade names and $25.3 million of customer relationships for our acquisition of Sator Beheer B.V. ("Sator") as discussed in Note 9, "Business Combinations." Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 15 years) on either a straight-line or accelerated basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $5.3 million and $4.2 million during the six month periods ended June 30, 2013 and 2012, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2017 is $12.1 million, $12.9 million, $11.7 million, $10.4 million and $9.6 million, respectively.
Depreciation Expense
Included in Cost of Goods Sold on the Unaudited Consolidated Condensed Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations and our distribution centers.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve during the six month period ended June 30, 2013 were as follows (in thousands):

Balance as of January 1, 2013	$10,574
Warranty expense	15,028
Warranty claims	(14,180)
Balance as of June 30, 2013	$11,422
For an additional fee, we also sell extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Recent Accounting Pronouncements
Effective January 1, 2013, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As this guidance only revises the presentation and disclosures related to the reclassification of items out of accumulated other comprehensive income, the adoption of this guidance did not affect our financial position, results of operations or cash flows. See Note 12, "Accumulated Other Comprehensive Income (Loss)" for the additional required disclosures.

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
Our RSUs, stock options, and restricted stock vest over periods ranging from one to five years. Vesting of the awards is subject to a continued service condition. Each RSU converts into one share of LKQ common stock on the applicable vesting date. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest. Stock options expire ten years from the date they are granted. We expect to issue new shares of common stock to cover past and future equity grants.
In March 2013, the Compensation Committee approved the cancellation of 671,400 unvested RSUs held by our executive officers and approved the issuance of 946,800 RSUs containing both a performance-based vesting condition and a time-based vesting condition.  Of the 946,800 RSUs, 671,400 were granted as a replacement of the canceled RSUs and include a performance-based condition that the Company reports positive diluted earnings per share, subject to certain adjustments, during the year ended December 31, 2013.  In addition, these RSUs retain the same remaining time-based vesting conditions as the canceled RSUs (vesting in equal tranches each six months beginning July 2013 through either January 2016 or January 2017).  The remaining 275,400 RSUs granted in March 2013 include a performance-based condition that the Company reports positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date.  In addition, these RSUs include a time-based vesting condition, vesting in equal tranches each six months beginning July 2013 through January 2016.
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
A summary of transactions in our stock-based compensation plans for the six months ended June 30, 2013 is as follows:

	Shares Available For Grant	RSUs		Stock Options		Restricted Stock
		Number Outstanding	Weighted- Average Grant Date Fair Value	Number Outstanding	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Grant Date Fair Value
Balance, January 1, 2013	14,643,932	2,351,362	$14.02	9,355,070	$6.90	116,000	$9.47
Granted	(923,312)	923,312	22.17	—	—	—	—
Exercised	—	—	—	(1,641,974)	6.46	—	—
Vested	—	(345,358)	14.38	—	—	(86,000)	9.54
Canceled	138,022	(70,242)	15.80	(67,780)	8.69	—	—
Balance, June 30, 2013	13,858,642	2,859,074	$16.57	7,645,316	$6.98	30,000	$9.30
The RSUs containing a performance-based vesting condition that were granted in replacement of canceled RSUs were accounted for as a modification of the original awards, and therefore are not reflected as grants or cancellations in the table above.

The fair value of RSUs is based on the market price of LKQ stock on the grant date. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSUs granted during the six month period ended June 30, 2013, we used forfeiture rates of 10% for grants to employees and 0% for grants to non-employee directors and executive officers. The fair value of RSUs that vested during the six months ended June 30, 2013 was approximately $7.9 million.
For the 2013 RSU grants that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, where expense is recognized over the requisite service period for each separate vesting tranche of the award. For the RSUs that were canceled and replaced, the fair values of the RSUs immediately before and after the modification were the same. As a result, there was no charge recorded in the six months ended June 30, 2013 and the expense for these RSUs was continued at the grant date fair value. During the three and six months ended June 30, 2013, we recognized $2.3 million and $3.7 million, respectively, of stock-based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.
The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
RSUs	$4,443	$2,019	$8,115	$4,083
Stock options	1,124	1,721	2,333	3,442
Restricted stock	46	228	114	453
Total stock-based compensation expense	$5,613	$3,968	$10,562	$7,978
The following table sets forth the classification of total stock-based compensation expense included in our Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of goods sold	$98	$96	$196	$199
Facility and warehouse expenses	687	609	1,371	1,303
Selling, general and administrative expenses	4,828	3,263	8,995	6,476
	5,613	3,968	10,562	7,978
Income tax benefit	(2,189)	(1,548)	(4,119)	(3,112)
Total stock-based compensation expense, net of tax	$3,424	$2,420	$6,443	$4,866
We have not capitalized any stock-based compensation costs during either of the six month periods ended June 30, 2013 or 2012.
As of June 30, 2013, unrecognized compensation expense related to unvested RSUs, stock options and restricted stock is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Restricted Stock	Total
Remainder of 2013	$8,976	$2,247	$94	$11,317
2014	12,867	3,007	139	16,013
2015	9,417	75	—	9,492
2016	5,669	—	—	5,669
2017	2,571	—	—	2,571
2018	96	—	—	96
Total unrecognized compensation expense	$39,596	$5,329	$233	$45,158

Our stock-based compensation expense for the remainder of 2013 related to the RSUs containing a performance-based vesting condition is expected to be $4.6 million.

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Senior secured credit agreement:
Term loans payable	$450,000	$420,625
Revolving credit facility	183,245	553,964
Senior notes	600,000	—
Receivables securitization facility	80,000	80,000
Notes payable through October 2018 at weighted average interest rates of 1.7%	43,577	42,398
Other long-term debt at weighted average interest rates of 3.4% and 3.3%, respectively	19,659	21,491
	1,376,481	1,118,478
Less current maturities	(64,962)	(71,716)
	$1,311,519	$1,046,762
Senior Secured Credit Agreement
On May 3, 2013, we entered into an amended and restated credit agreement (the "Credit Agreement") with the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America N.A., as syndication agent, The Bank of Tokyo-Mitsubishi UFJ, LTD and RBS Citizens, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, LTD and RBS Citizens, N.A., as joint lead arrangers and joint bookrunners. The Credit Agreement retains many of the terms of the Company's amended and restated credit agreement dated September 30, 2011 (the "Original Credit Agreement") while also modifying certain terms to (1) extend the maturity date by approximately two years to May 3, 2018; (2) increase the total availability under the Credit Agreement from $1.4 billion to $1.8 billion (composed of $1.2 billion in the revolving credit facility's multicurrency component, $150 million in the revolving credit facility's US dollar component, and $450 million of term loans; (3) increase the amount of letters of credit that may be issued under the revolving credit facility to $150 million from $125 million; (4) raise the amount of swing line loans available under the revolving credit facility to $50 million from $25 million; (5) increase the maximum net leverage ratio covenant; (6) add certain subsidiaries as additional borrowers under the revolving credit facility; and (7) make other immaterial or clarifying modifications and amendments to the terms of the Original Credit Agreement. The Credit Agreement allows the Company to increase the amount of the revolving credit facility or obtain incremental term loans up to the greater of $400 million or the amount that may be borrowed while maintaining a senior secured leverage ratio of less than or equal to 2.50 to 1.00, subject to the agreement of the lenders. The proceeds of the Credit Agreement were used to repay amounts outstanding under the Original Credit Agreement, to pay fees related to the amendment and restatement and for general corporate purposes.
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on May 3, 2018. Amounts under the initial and additional term borrowings are due and payable in quarterly installments equal to 1.25% of the original principal amount beginning on September 30, 2013, with the remaining balance due and payable on the maturity date of the Credit Agreement. We are required to prepay the term loan by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the Credit Agreement without penalty.
The Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.50 to 1.00 (an increase from 3.00 to 1.00 under the Original Credit Agreement), except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio may increase to 4.00 to 1.00 for the subsequent four fiscal quarters (an increase from 3.50 to 1.00 under the Original Credit Agreement) and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the Credit Agreement and the Original Credit Agreement as of June 30, 2013 and December 31, 2012, respectively.
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding against the Credit Agreement at June 30, 2013 and December 31, 2012 were 3.07% and 2.85%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facility. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $633.2 million and $974.6 million at June 30, 2013 and December 31, 2012, respectively, of which $22.5 million and $31.9 million were classified as current maturities, respectively. As of June 30, 2013, there were letters of credit outstanding in the aggregate amount of $54.4 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability on the revolving credit facility at June 30, 2013 was $1.1 billion.
Related to the execution of the Credit Agreement, we incurred $7.1 million of fees, of which $6.0 million were capitalized within Other Assets on our Unaudited Consolidated Condensed Balance Sheet and are amortized over the term of the agreement. The remaining $1.1 million of fees were expensed, together with $1.7 million of capitalized debt issuance costs related to the Original Credit Agreement, as a loss on debt extinguishment in our Unaudited Consolidated Condensed Statements of Income for the three and six months ended June 30, 2013.
Senior Notes
On May 9, 2013, we completed an offering of $600 million aggregate principal amount of senior notes due May 15, 2023 (the "Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The proceeds from the offering were used to repay revolver borrowings under our senior secured credit agreement, including amounts borrowed to finance our acquisition of Sator in May 2013 as discussed further in Note 9, "Business Combinations," to pay related fees and expenses, and for general corporate purposes. The Notes are governed by the Indenture dated as of May 9, 2013 among LKQ Corporation, certain of our subsidiaries (the "Guarantors") and U.S. Bank National Association, as trustee.
The Notes bear interest at a rate of 4.75% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Notes is payable in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The Notes are fully and unconditionally guaranteed by the Guarantors.
The Notes and the guarantees will be our and each Guarantor's senior unsecured obligations and will be subordinated to all of the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Notes to the extent of the assets of those subsidiaries.
The Notes will be redeemable, in whole or in part, at any time on or after May 15, 2018 on the redemption dates and at the respective redemption prices specified in the Indenture. In addition, we may redeem up to 35% of the notes before May 15, 2016 with the net cash proceeds from certain equity offerings. We may also redeem some or all of the notes before May 15, 2018 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a "make whole" premium. We may be required to make an offer to purchase the notes upon the sale of certain assets, subject to certain exceptions, and upon a change of control.
In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement dated as of May 9, 2013 (the "Registration Rights Agreement") with the Guarantors and the representative of the initial purchasers of the Notes identified therein. Under the Registration Rights Agreement, the Company and the Guarantors have agreed to (i) file an exchange offer registration statement to exchange the Notes for a new issue of debt securities registered under the Securities Act of 1933, with terms substantially identical to those of the Notes (except that the exchange notes will not contain terms with respect to additional interest, registration rights, or certain transfer restrictions); (ii) use their commercially reasonable efforts to consummate the exchange offer within 365 days after the issue date of the Notes; and (iii) in certain circumstances, file a shelf registration statement for the resale of the Notes. If the Company and the Guarantors fail to consummate the exchange offer within 365 days of the issue date of the Notes or otherwise fail to satisfy their registration obligations under the Registration Rights Agreement, then the annual interest rate on the Notes will increase by 0.25% per annum and by an additional 0.25% per annum for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per annum.
Fees incurred related to the offering of the Notes totaling $9.4 million were capitalized within Other Assets on our Unaudited Consolidated Condensed Balance Sheet and are amortized over the term of the Notes.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Consolidated Condensed Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU and the conduit investors and/or financial institutions. The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of June 30, 2013 and December 31, 2012, $117.9 million and $116.9 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR") plus 1.25%, or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate plus 1.25% or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of June 30, 2013 and December 31, 2012, the interest rate under the receivables facility was based on commercial paper rates and was 1.01% and 1.05%, respectively. The outstanding balance of $80.0 million as of both June 30, 2013 and December 31, 2012 was classified as long-term on the Unaudited Consolidated Condensed Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

Note 5.	Derivative Instruments and Hedging Activities
We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our senior secured debt, changing foreign exchange rates for certain foreign currency denominated transactions, and changes in metals prices. We do not hold or issue derivatives for trading purposes.
Cash Flow Hedges
At June 30, 2013, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our credit agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and have received and will receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate ("CDOR") for the respective currency of each interest rate swap agreement's notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2013 through 2016.
Beginning in the second quarter of 2013, we hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of changing exchange rates on the future cash flows, as well as minimizing the impact of fluctuating exchange rates on our results of operations through the respective dates of settlement. Under the terms of the foreign currency forward contracts, we will sell euros and pounds sterling in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income (expense) when the underlying transaction has an impact on earnings. These foreign currency forward contracts expire in 2014.

The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of June 30, 2013 and December 31, 2012 (in thousands):

	Notional Amount				Fair Value at June 30, 2013			Fair Value at December 31, 2012
	June 30, 2013		December 31, 2012		Other Assets	Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$420,000		$520,000	$—	$—	$8,678	$705	$12,791
GBP denominated		£50,000		£50,000	—	—	1,115	—	2,135
CAD denominated	C$	25,000	C$	25,000	148	—	—	—	12
Foreign currency forward contracts
EUR denominated		€149,976	—		—	629	—	—	—
GBP denominated		£70,000	—		—	544	—	—	—
Total cash flow hedges					$148	$1,173	$9,793	$705	$14,938

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on our Unaudited Consolidated Condensed Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Consolidated Condensed Balance Sheets at June 30, 2013 or December 31, 2012.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." In May 2013, we repaid a portion of our variable rate U.S. dollar denominated credit agreement borrowings with the proceeds of our fixed rate senior notes, which resulted in one of our interest rate swap contracts, which expires in October 2013, no longer being designated as an effective cash flow hedge. As a result, we experienced an immaterial amount of hedge ineffectiveness during the three and six month periods ended June 30, 2013. Hedge ineffectiveness related to our foreign currency forward contracts was immaterial to our results of operations during the three and six months ended June 30, 2013. We expect future ineffectiveness related to our cash flow hedges will not have a material effect on our results of operations.
As of June 30, 2013, we estimate that $4.1 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into our Unaudited Consolidated Condensed Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts and commodity forward contracts, to manage our exposure to variability in exchange rates related to purchases of inventory invoiced in a non-functional currency and to metals prices in certain of our operations. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations at each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at June 30, 2013 and December 31, 2012, along with the effect on our results of operations during each of the three and six month periods ended June 30, 2013 and June 30, 2012, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the six months ended June 30, 2013, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. As described in Note 5, "Derivative Instruments and Hedging Activities," in the second quarter of 2013, we entered into several foreign currency forward contracts, which are recorded at fair market value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2013 and December 31, 2012 (in thousands):

	Balance as of June 30, 2013	Fair Value Measurements as of June 30, 2013
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$22,453	$—	$22,453	$—
Interest rate swaps	148		148
Total Assets	$22,601	$—	$22,601	$—
Liabilities:
Contingent consideration liabilities	$49,473	$—	$—	$49,473
Deferred compensation liabilities	22,280	—	22,280	—
Interest rate swaps	10,066	—	10,066	—
Foreign currency forward contracts	1,173	—	1,173	—
Total Liabilities	$82,992	$—	$33,519	$49,473

	Balance as of December 31, 2012	Fair Value Measurements as of December 31, 2012
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$19,492	$—	$19,492	$—
Total Assets	$19,492	$—	$19,492	$—
Liabilities:
Contingent consideration liabilities	$90,009	$—	$—	$90,009
Deferred compensation liabilities	19,843	—	19,843	—
Interest rate swaps	15,643	—	15,643	—
Total Liabilities	$125,495	$—	$35,486	$90,009

The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Unaudited Consolidated Condensed Balance Sheets. The contingent consideration liabilities are classified as separate line items in both current and noncurrent liabilities on our Unaudited Consolidated Condensed Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and foreign currency forward contracts is presented in Note 5, "Derivative Instruments and Hedging Activities."
Our Level 2 assets and liabilities are valued using inputs from third parties and market observable data. We obtain valuation data for the cash surrender value of life insurance and deferred compensation liabilities from third party sources, which determine the net asset values for our accounts using quoted market prices, investment allocations and reportable trades. We value our derivative instruments using a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates and current and forward foreign exchange rates.
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

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

Unobservable Input	June 30, 2013 Weighted Average	December 31, 2012 Weighted Average
Probability of achieving payout targets	70.4%	79.7%
Discount rate	6.5%	6.6%
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
Changes in the fair value of our contingent consideration liabilities for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$49,565	$82,909	$90,009	$82,382
Contingent consideration liabilities recorded for business acquisitions	261	5,433	2,650	5,540
Payments	(581)	—	(38,349)	(600)
Loss (gain) included in earnings	230	1,240	1,053	(105)
Exchange rate effects	(2)	(1,545)	(5,890)	820
Ending balance	$49,473	$88,037	$49,473	$88,037
The purchase price for our 2011 acquisition of Euro Car Parts Holdings Limited ("ECP") included contingent payments depending on the achievement of certain annual performance targets in 2012 and 2013. The performance target for 2012 was exceeded, and during the three months ended March 31, 2013, we paid £25.0 million, the maximum contingent payment, through a cash payment of $33.9 million (£22.4 million) and the issuance of notes for $3.9 million (£2.6 million). In April 2013, we amended the ECP contingent payment agreement, and as a result, we are obligated to pay Draco Limited, one of the sellers of ECP, approximately £27 million in the first quarter of 2014, which is equal to the maximum payment for Draco Limited's share of the contingent payment agreement for the 2013 performance period. The effect of the amendment did not have a material effect on our financial position or our results of operations, and we believe the amendment will not have a material effect on our future cash flows, as the fair value of the contingent payment liability prior to the amendment was calculated assuming a high probability of achieving the performance targets for the maximum payment. See Note 9, "Business Combinations" for further information on the amendment.
Of the amounts included in earnings for the three and six months ended June 30, 2013, $1.3 million and $2.1 million of losses, respectively, relate to contingent consideration liabilities outstanding as of June 30, 2013. The amounts included in earnings for the three and six months ended June 30, 2012 included $0.3 million of losses and $1.0 million of gains, respectively, related to contingent consideration liabilities outstanding as of June 30, 2013. The changes in the fair value of contingent consideration liabilities during the respective periods in 2013 and 2012 are a result of the quarterly assessment of the fair value inputs. The net gain during the six month period ended June 30, 2012 also includes the impact related to the adoption of FASB ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (which adoption did not have a material impact).
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Consolidated Condensed Balance Sheets at cost. Based on market conditions as of June 30, 2013 and December 31, 2012, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $633 million and $975 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $80 million at both June 30, 2013 and December 31, 2012. As of June 30, 2013, the fair value of our senior notes was approximately $576 million compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2013 to assume these obligations. The fair value of our senior notes, which is determined using quoted market prices in the secondary market, is also classified as Level 2 within the fair value hierarchy because the market for these financial instruments is not considered an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at June 30, 2013 are as follows (in thousands):

Six months ending December 31, 2013	$61,194
Years ending December 31:
2014	100,859
2015	89,359
2016	71,307
2017	56,731
2018	44,952
Thereafter	132,250
Future Minimum Lease Payments	$556,652
Litigation and Related Contingencies
We are a plaintiff in a class action lawsuit against several aftermarket product suppliers. During the three and six month periods ended June 30, 2012, we recognized gains of $8.4 million and $16.7 million, respectively, resulting from settlements with certain of the defendants. These gains were recorded as a reduction of Cost of Goods Sold on our Unaudited Consolidated Condensed Statements of Income. The class action is still pending against two defendants, the results of which are not expected to be material to our financial position, results of operations or cash flows. If there is a class settlement with (or a favorable judgment entered against) either of the remaining defendants, we will recognize the gain from such settlement or judgment when substantially all uncertainties regarding its timing and amount are resolved and realization is assured.
We also have certain contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 8.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$75,722	$63,998	$160,314	$144,989
Denominator for basic earnings per share—weighted average shares outstanding	299,159	295,290	298,690	294,784
Effect of dilutive securities:
RSUs	758	440	721	438
Stock options	3,728	4,372	3,865	4,476
Restricted stock	12	50	19	48
Denominator for diluted earnings per share—Adjusted weighted average shares outstanding	303,657	300,152	303,295	299,746
Earnings per share, basic	$0.25	$0.22	$0.54	$0.49
Earnings per share, diluted	$0.25	$0.21	$0.53	$0.48

There were no employee stock-based compensation awards that would have had an antidilutive effect on the computation of diluted earnings per share for the three and six months ended June 30, 2013 or June 30, 2012.

Note 9.	Business Combinations
On May 1, 2013, LKQ Netherlands B.V., a subsidiary of LKQ Corporation, entered into a sale and purchase agreement with H2 Sator B.V., Cooperatieve H2 Sator U.A. and H2 Sator U.A. (collectively the "Sellers") to acquire the shares of Sator, an automotive aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium, Luxembourg and Northern France.  With the acquisition of Sator, we expanded our geographic presence in the European automotive aftermarket products market into continental Europe to complement our existing U.K. operations. Total acquisition date fair value of the consideration for the acquisition of Sator was €209.8 million ($272.8 million) of cash, net of cash acquired. We recorded $139.2 million of goodwill related to our acquisition of Sator, which we do not expect will be deductible for income tax purposes. In the period between May 1, 2013 and June 30, 2013, Sator generated approximately $68.8 million of revenue and $5.4 million of operating income.
In addition to our acquisition of Sator, we made nine acquisitions during the six months ended June 30, 2013, including seven wholesale businesses and a self service operation in North America, and a wholesale business in Europe. Our acquisitions enabled us to expand into new product lines and enter new markets. Total acquisition date fair value of the consideration for these acquisitions was $41.1 million, composed of $35.1 million of cash (net of cash acquired), $2.4 million of notes payable, $1.0 million of other purchase price obligations (non-interest bearing) and $2.7 million for the estimated value of contingent payments to former owners. The maximum amount of the contingent payment is $3.0 million. During the six months ended June 30, 2013, we recorded $26.1 million of goodwill related to the acquisitions excluding Sator and immaterial adjustments to preliminary purchase price allocations related to certain of our 2012 acquisitions. We expect $8.4 million of the $26.1 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and June 30, 2013, these acquisitions generated $12.4 million of revenue and $0.5 million of operating income.
The consideration for our 2011 acquisition of ECP included a contingent payment agreement with a potential payment of up to £30 million based on ECP's 2013 results. In April 2013, we entered into an agreement waiving for Draco Limited, one of the sellers of ECP, the condition of ECP achieving the 2013 performance target, subject to the closing of the Sator acquisition.  As a result of the waiver and the closing of the Sator acquisition in May 2013, we are obligated to pay Draco Limited approximately £27 million in the first quarter of 2014, which is equal to the maximum payment for Draco Limited's share of the contingent payment agreement. The waiver of the 2013 performance targets did not have a material impact on our financial position or results of operations, and it is not expected to have a material impact on our cash flows, as the fair value of the contingent payment liability prior to the waiver was calculated assuming a high probability of achieving the performance targets for the maximum payment. We also believe the waiver will improve our flexibility to execute our European strategy.
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
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited consolidated condensed financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the six months ended June 30, 2013 and the last six months of 2012 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.

The purchase price allocations for the acquisitions completed during the six months ended June 30, 2013 and the year ended December 31, 2012 are as follows (in thousands):

	Six Months Ended June 30, 2013			Year Ended
	Sator (Preliminary)	Other Acquisitions (Preliminary)	Total (Preliminary)	December 31, 2012 (Preliminary)
Receivables	$61,639	$4,726	$66,365	$15,473
Receivable reserves	(8,563)	(224)	(8,787)	(1,459)
Inventory	71,784	7,095	78,879	62,305
Prepaid expenses and other current assets	7,184	365	7,549	201
Property and equipment	19,484	4,831	24,315	31,930
Goodwill	139,158	26,074	165,232	201,742
Other intangibles	49,978	175	50,153	655
Other assets	2,049	—	2,049	187
Deferred income taxes	(15,222)	(32)	(15,254)	428
Current liabilities assumed	(49,593)	(1,775)	(51,368)	(22,910)
Debt assumed	—	(124)	(124)	(3,989)
Other noncurrent liabilities assumed	(5,074)	—	(5,074)	—
Contingent consideration liabilities	—	(2,650)	(2,650)	(5,456)
Other purchase price obligations	—	(992)	(992)	(1,647)
Notes issued	—	(2,408)	(2,408)	(15,990)
Cash used in acquisitions, net of cash acquired	$272,824	$35,061	$307,885	$261,470
Included in other noncurrent liabilities recorded for our Sator acquisition is a preliminary estimate for certain pension and other post-retirement obligations we assumed with the acquisition. Due to the immateriality of these plans, we have not provided the detailed disclosures otherwise prescribed by the accounting guidance on pensions and other post-retirement obligations.
The primary reason for our acquisitions made during the six months ended June 30, 2013 and the year ended December 31, 2012 was to leverage our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, to widen our product offerings and to enter new markets, including continental Europe through the Sator acquisition. When we identify potential acquisitions, we attempt to target companies with a leading market share, an experienced management team and workforce that provide a fit with our existing operations and strong cash flows. For certain of our acquisitions, we have identified cost savings and synergies as a result of integrating the company with our existing business that provide additional value to the combined entity. In many cases, acquiring companies with these characteristics can result in purchase prices that include a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during the six months ended June 30, 2013 as though they had been acquired as of January 1, 2012 and the effect of the businesses acquired during the year ended December 31, 2012 as though they had been acquired as of January 1, 2011. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue, as reported	$1,251,748	$1,006,531	$2,447,745	$2,038,308
Revenue of purchased businesses for the period prior to acquisition:
Sator	31,306	92,401	126,309	186,664
Other acquisitions	4,799	77,515	14,119	170,474
Pro forma revenue	$1,287,853	$1,176,447	$2,588,173	$2,395,446

Net income, as reported	$75,722	$63,998	$160,314	$144,989
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
Sator	2,764	1,598	5,345	3,277
Other acquisitions	127	3,162	526	9,407
Pro forma net income	$78,613	$68,758	$166,185	$157,673

Earnings per share-basic, as reported	$0.25	$0.22	$0.54	$0.49
Effect of purchased businesses for the period prior to acquisition:
Sator	0.01	0.01	0.02	0.01
Other acquisitions	0.00	0.01	0.00	0.03
Pro forma earnings per share-basic (a)	$0.26	$0.23	$0.56	$0.53

Earnings per share-diluted, as reported	$0.25	$0.21	$0.53	$0.48
Effect of purchased businesses for the period prior to acquisition:
Sator	0.01	0.01	0.02	0.01
Other acquisitions	0.00	0.01	0.00	0.03
Pro forma earnings per share-diluted (a)	$0.26	$0.23	$0.55	$0.53

(a) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. Additionally, the pro forma impact of our Sator acquisition reflects the elimination of acquisition related expenses totaling $2.8 million and $3.6 million for the three and six months ended June 30, 2013, which do not have a continuing impact on the our operating results. Refer to Note 10, "Restructuring and Acquisition Related Expenses," for further information on our restructuring and acquisition related expenses. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 10.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses

Acquisition related expenses, which include external costs such as advisory, legal and accounting fees, totaled $2.9 million and $4.0 million for the three and six months ended June 30, 2013. These expenses primarily relate to our acquisition of Sator in May 2013. These costs are expensed as incurred.
Acquisition Integration Plans
During the three and six months ended June 30, 2013, we incurred $0.8 million and $1.2 million, respectively, of restructuring expenses related to the integration of certain of our 2012 and 2013 acquisitions. Our integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions. We expect our integration plans for these acquisitions to be completed by the end of 2013. Remaining costs to complete these integration activities are expected to be immaterial.
During the three and six months ended June 30, 2012, we incurred $1.1 million and $1.3 million, respectively, of restructuring and acquisition related expenses related to certain of our 2011 and 2012 acquisitions. Our integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions. These integration activities were substantially completed in 2012.
Refurbished Bumper and Wheel Restructuring
In the second quarter of 2012, we initiated a restructuring plan to improve the operational efficiency of our refurbished product operations and to reduce the cost structure of the related refurbished bumper and wheel product lines. As part of the restructuring plan, we consolidated certain of our bumper and wheel refurbishing operations, with a focus on increasing output at the remaining operations to improve economies of scale. Restructuring costs included the write off of disposed assets, severance costs for termination of overlapping headcount, costs to move equipment and inventory, and excess facility costs. These costs are expensed as incurred, when the costs meet the criteria to be accrued, or, in the case of non-performing lease reserves, at the cease-use date of the facility. For the three and six months ended June 30, 2012, we incurred $1.1 million related to this restructuring plan. These restructuring activities were substantially completed in 2012.

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
Our effective income tax rate for the six months ended June 30, 2013 was 35.4% compared with 36.8% for the comparable prior year period. We continued to expand our international operations during the last six months of 2012 and the first half of 2013 with both acquisition related and organic growth in our European segment as well as acquisitions in Canada, which contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions.

Note 12.	Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated Other Comprehensive Income (Loss) were as follows (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(8,130)	$(9,359)	$(17,489)	$6,436	$(6,540)	$(104)
Pretax income (loss)	(3,204)	1,648	(1,556)	(6,171)	(6,718)	(12,889)
Income tax effect	—	(481)	(481)	—	2,333	2,333
Reclassification of unrealized loss	—	2,117	2,117	—	1,636	1,636
Reclassification of deferred income taxes	—	(760)	(760)	—	(592)	(592)
Hedge ineffectiveness	—	167	167	—	—	—
Income tax benefit	—	(62)	(62)	—	—	—
Ending balance	$(11,334)	$(6,730)	$(18,064)	$265	$(9,881)	$(9,616)

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$10,850	$(10,091)	$759	$(2,071)	$(6,890)	$(8,961)
Pretax income (loss)	(22,184)	1,145	(21,039)	2,336	(7,709)	(5,373)
Income tax effect	—	(342)	(342)	—	2,722	2,722
Reclassification of unrealized loss	—	3,815	3,815	—	3,112	3,112
Reclassification of deferred income taxes	—	(1,362)	(1,362)	—	(1,116)	(1,116)
Hedge ineffectiveness	—	167	167	—	—	—
Income tax benefit	—	(62)	(62)	—	—	—
Ending balance	$(11,334)	$(6,730)	$(18,064)	$265	$(9,881)	$(9,616)
Unrealized losses on our foreign currency forward contracts totaling $0.7 million were reclassified to other expense in our Unaudited Consolidated Condensed Statements of Income during the three months ended June 30, 2013. The remaining reclassification of unrealized losses related to our interest rate swap contracts and was recorded to interest expense in our Unaudited Consolidated Condensed Statements of Income during the three and six months ended June 30, 2013 and 2012. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense during the three and six months ended June 30, 2013 and 2012.

Note 13.	Segment and Geographic Information
We have three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. Our operations in North America, which include our Wholesale – North America and Self Service operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our Wholesale – Europe operating segment, which includes Sator, is presented as a separate reportable segment as we believe this data would be beneficial to readers in understanding our results. Therefore, we present our reportable segments on a geographic basis.

The following table presents our financial performance, including revenue, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and depreciation and amortization by reportable segment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
North America	$953,918	$841,335	$1,937,306	$1,712,419
Europe	297,830	165,196	510,439	325,889
Total revenue	$1,251,748	$1,006,531	$2,447,745	$2,038,308
EBITDA
North America	$118,632	$109,687	$253,967	$241,875
Europe	33,764	16,057	57,832	35,590
Total EBITDA	$152,396	$125,744	$311,799	$277,465
Depreciation and Amortization
North America	$16,251	$14,771	$32,138	$28,773
Europe	4,420	2,418	7,573	4,673
Total depreciation and amortization	$20,671	$17,189	$39,711	$33,446
EBITDA for our North American segment included gains of $8.4 million and $16.7 million during the three and six months ended June 30, 2012 resulting from lawsuit settlements with certain of our aftermarket product suppliers as discussed in Note 7, "Commitments and Contingencies." Included within EBITDA of our European segment are losses of $1.2 million during each of the three month periods ended June 30, 2013 and 2012 for the change in fair value of contingent consideration liabilities, primarily related to our 2011 ECP acquisition. During the six month periods ended June 30, 2013 and 2012, our European segment recognized a loss of $1.9 million and a gain of $0.2 million, respectively, related to the remeasurement of these contingent consideration liabilities. See Note 6, "Fair Value Measurements" for further information on our contingent consideration liabilities. For the three and six months ended June 30, 2013, Europe EBITDA also included restructuring and acquisition related expenses of $2.8 million and $3.7 million, respectively, related primarily to the acquisition of Sator.
The table below provides a reconciliation from EBITDA to Net Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
EBITDA	$152,396	$125,744	$311,799	$277,465
Depreciation and amortization	20,671	17,189	39,711	33,446
Interest expense, net	12,492	7,356	21,087	14,723
Loss on debt extinguishment	2,795	—	2,795	—
Provision for income taxes	40,716	37,201	87,892	84,307
Net income	$75,722	$63,998	$160,314	$144,989
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

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Capital Expenditures
North America	$16,138	$16,372	$33,702	$34,506
Europe	2,553	3,914	6,449	7,109
	$18,691	$20,286	$40,151	$41,615
The following table presents assets by reportable segment (in thousands):

	June 30, 2013	December 31, 2012
Receivables, net
North America	$269,533	$241,627
Europe	143,682	70,181
Total receivables, net	413,215	311,808
Inventory
North America	729,799	750,565
Europe	243,127	150,238
Total inventory	972,926	900,803
Property and Equipment, net
North America	436,364	434,010
Europe	78,989	60,369
Total property and equipment, net	515,353	494,379
Other unallocated assets	2,316,821	2,016,466
Total assets	$4,218,315	$3,723,456
We report net trade receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and income taxes.
Our operations are primarily conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, Luxembourg and France. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts distribution facility in Taiwan, and other alternative parts operations in Guatemala and Costa Rica. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
United States	$915,152	$789,346	$1,804,493	$1,610,311
United Kingdom	229,096	165,196	441,705	325,889
Other countries	107,500	51,989	201,547	102,108
	$1,251,748	$1,006,531	$2,447,745	$2,038,308

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	June 30, 2013	December 31, 2012
Long-lived Assets
United States	$408,007	$408,244
United Kingdom	59,569	60,369
Other countries	47,777	25,766
	$515,353	$494,379
The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Aftermarket, other new and refurbished products	$737,128	$547,912	$1,405,084	$1,113,256
Recycled, remanufactured and related products and services	356,834	323,669	711,270	649,373
Other	157,786	134,950	331,391	275,679
	$1,251,748	$1,006,531	$2,447,745	$2,038,308
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
We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products, recycled collision and mechanical products, refurbished collision replacement products such as wheels, bumper covers and lights, and remanufactured engines. Collectively, we refer to our products as alternative parts. We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States. Our wholesale operations also reach most major markets in Canada. We are a leading provider of alternative vehicle mechanical replacement products in the United Kingdom, and in the second quarter of 2013, we expanded our operations into continental Europe through the acquisition of Sator, a leading distributor of automotive aftermarket products in the Benelux region. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products. We have organized our businesses into three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. We aggregate our North American operating segments (Wholesale – North America and Self Service) into one reportable segment, resulting in two reportable segments: North America and Europe.
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
On May 1, 2013, LKQ Netherlands B.V., a subsidiary of LKQ Corporation, entered into a sale and purchase agreement with H2 Sator B.V., Cooperatieve H2 Sator U.A. and H2 Sator U.A. (collectively the "Sellers") to acquire the shares of Sator, an automotive aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium, Luxembourg and Northern France.  With the acquisition of Sator, we expanded our geographic presence in the European automotive aftermarket products market into continental Europe to complement our existing U.K. operations.
Sator employs a three step distribution model by selling products to various distributors that service the end customer. As a result, the line item results vary from our U.K. operations, which operate a two step distribution model. While Sator generates a lower gross margin rate than ECP, Sator is able to gain more leverage in operating expenses as it does not require the same infrastructure in facilities, distribution and selling to service its customers.
In addition to our acquisition of Sator, we made nine acquisitions during the six months ended June 30, 2013, including seven wholesale businesses and a self service operation in North America, and a wholesale business in Europe. Our acquisitions enabled us to expand into new product lines and enter new markets.
During the year ended December 31, 2012, we made 30 acquisitions in North America (11 in the six months ended June 30, 2012), including 22 wholesale businesses and 8 self service retail operations. These acquisitions enabled us to expand our geographic presence and to enter new markets. Additionally, two of our acquisitions were completed with a goal of improving the recovery from scrap and other metals harvested from the vehicles we purchase: a precious metals refining and reclamation business, which we acquired with the goal of improving the profitability of the precious metals we extract from our recycled vehicle parts; and a scrap metal shredder, which we expect will improve the profitability of the scrap metals recovered from the vehicle hulks in certain of our recycled product operations.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle replacement products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the six months ended June 30, 2013, sales of vehicle replacement products and services represented approximately 86% of our consolidated sales.
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
For the six months ended June 30, 2013, revenue from other sources represented approximately 14% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on March 1, 2013, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the six months ended June 30, 2013.
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

Results of Operations—Consolidated
The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.3%	58.1%	58.7%	57.4%
Gross margin	40.7%	41.9%	41.3%	42.6%
Facility and warehouse expenses	8.2%	8.2%	8.3%	8.2%
Distribution expenses	8.5%	9.1%	8.6%	9.0%
Selling, general and administrative expenses	11.7%	12.1%	11.6%	11.9%
Restructuring and acquisition related expenses	0.3%	0.2%	0.2%	0.1%
Depreciation and amortization	1.5%	1.5%	1.5%	1.5%
Operating income	10.5%	10.8%	11.2%	11.9%
Other expense, net	1.2%	0.7%	1.0%	0.6%
Income before provision for income taxes	9.3%	10.1%	10.1%	11.2%
Provision for income taxes	3.3%	3.7%	3.6%	4.1%
Net income	6.0%	6.4%	6.5%	7.1%
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue. Our revenue increased 24.4% to $1.3 billion for the three months ended June 30, 2013 from $1.0 billion for the comparable period of 2012. The increase in revenue was due to 14.1% acquisition related revenue growth and 10.8% organic growth (reflecting 13.1% growth in parts and services revenue and a 4.1% decline in other revenue), partially offset by a 0.5% unfavorable impact from foreign exchange primarily in our European operations. Refer to the discussion of our segment results of operations for factors contributing to revenue growth during the second quarter of 2013 compared to the second quarter of 2012.
Cost of Goods Sold. Our cost of goods sold increased to 59.3% of revenue in the three months ended June 30, 2013 from 58.1% of revenue in the comparable period of 2012. In the prior year period, we recognized a gain on lawsuit settlements totaling $8.4 million that did not reoccur in 2013, thus accounting for 0.8% of the increase in the current year period cost of goods sold as a percentage of revenue. See Note 7, "Commitments and Contingencies" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the lawsuit settlements. Our May 2013 acquisition of Sator contributed 0.5% of the increase in cost of goods sold as a percentage of revenue, as our sales to wholesale distributors generate a lower gross margin compared to our revenue generated from sales directly to professional repairers. Our cost of goods sold for the three months ended June 30, 2013 also reflects a 0.2% increase as a percentage of revenue as a result of the lower gross margins generated by our precious metals refining and reclamation business that we acquired in June 2012. These increases in cost of goods sold were partially offset by lower vehicle costs in our North American segment, which reduced cost of goods sold by 0.6% of revenue.
Facility and Warehouse Expenses. Facility and warehouse expenses for the three months ended June 30, 2013 remained flat with the prior year quarter at 8.2% of revenue. Our North American operations increased facility and warehouse expenses by 0.3% of revenue, which reflects increased weighting of our self service business. During 2012, we completed the acquisition of eight self service retail operations, which generally incur greater facility costs as a percentage of revenue compared to our wholesale operations, as our self service business tends to require a larger facility footprint to generate its sales than our wholesale operations. Higher costs in North America were offset by a greater proportion of revenue generated by our European operations, including the effect of organic revenue growth in the U.K. and our expansion into continental Europe with our acquisition of Sator. Our U.K. operations store a majority of their inventory at the national distribution center, the costs of which are capitalized in inventory and expensed through cost of goods sold. Lower facility and warehouse costs incurred by Sator reflect the impact of the distribution model for this business, which requires a lower investment in facilities than the two step distribution model used in our North American wholesale operations.
Distribution Expenses. As a percentage of revenue, distribution expenses for the second quarter of 2013 decreased to 8.5% from 9.1% in the prior year quarter. The reduction in distribution expenses reflects a 0.2% benefit from the acquisition of

Sator, which generates lower distribution costs than our North American and U.K. operations as a result of supplying a relatively smaller number of wholesale distributor customers. Our existing European operations contributed an additional 0.1% reduction in distribution expenses, primarily as a result of improved leverage related to 31 branch openings since the beginning of the prior year second quarter. In our North American operations, fuel expense decreased by 0.2% of revenue due to a reduction in the average price we pay for fuel.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended June 30, 2013 decreased to 11.7% of revenue from 12.1% of revenue in the prior year quarter. Our acquisition of Sator contributed 0.2% of the decrease in expense. Sator's customer base is composed of a smaller number of larger wholesale distributors, compared to many smaller repair shops serviced by our other wholesale operations, and as a result, Sator's sales force generates greater revenue per salesperson. The remainder of the decrease in expenses was primarily due to lower personnel expenditures in our U.K. operations as we leveraged our sales force and general and administrative employees in periods of rising total revenue.
Restructuring and Acquisition Related Expenses. During the three months ended June 30, 2013 and 2012, we incurred $3.7 million and $2.2 million of restructuring and acquisition related expenses, respectively. In the second quarter of 2013, we incurred $0.8 million related to the integration of certain of our acquisitions into our existing business. Acquisition related expenses totaling $2.9 million consist of external costs primarily related to our acquisition of Sator completed in May 2013. These acquisition related expenses included professional fees such as accounting, legal and advisory services. Restructuring and acquisition related expenses during the three months ended June 30, 2012 included $1.1 million of costs related to the restructuring of our bumper refurbishing operations, as well as $1.1 million related to the integration of certain of our acquisitions into our existing business. See Note 10, "Restructuring and Acquisition Related Expenses" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.5% during each of the three month periods ended June 30, 2013 and 2012. Higher expense in the current year period resulting from higher levels of intangible assets as a result of business acquisitions and increased levels of property and equipment was offset by acquisition related revenue growth combined with leveraging of our existing facilities to generate organic revenue growth.
Other Expense, Net. Total other expense, net increased to $14.9 million for the three months ended June 30, 2013 from $7.4 million for the comparable prior year quarter. In May 2013, we executed an amended and restated senior secured credit agreement, and as a result, we expensed a portion of capitalized debt issuance costs related to the prior agreement, as well as a portion of the fees incurred with the amendment. The resulting loss on debt extinguishment for the three months ended June 30, 2013 totaled $2.8 million. Interest expense increased by $5.1 million compared to the three months ended June 30, 2012 due to higher average outstanding debt balances combined with higher interest rates on our senior notes. During the three months ended June 30, 2013, we recorded adjustments to the fair value of our contingent consideration liabilities resulting in expense of $0.2 million, compared to $1.2 million during the prior year quarter.
Provision for Income Taxes. Our effective income tax rate was 35.0% and 36.8% for the three months ended June 30, 2013 and 2012, respectively. We continued to expand our international operations during the last six months of 2012 and the first half of 2013 with both acquisition related and organic growth in our European segment as well as acquisitions in Canada, which contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue. Our revenue increased 20.1% to $2.4 billion for the six months ended June 30, 2013 from $2.0 billion for the comparable period of 2012. The increase in revenue was due to 11.0% acquisition related revenue growth and 9.5% organic growth (reflecting 11.3% growth in parts and services revenue and a 2.5% decline in other revenue), partially offset by a 0.4% unfavorable impact from foreign exchange primarily in our European operations. Refer to the discussion of our segment results of operations for factors contributing to revenue growth during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
Cost of Goods Sold. Our cost of goods sold increased to 58.7% of revenue in the six months ended June 30, 2013 from 57.4% of revenue in the comparable period of 2012. In the prior year period, we recognized a gain on lawsuit settlements totaling $16.7 million that did not reoccur in 2013, thus accounting for 0.8% of the increase in the current year period cost of goods sold as a percentage of revenue. See Note 7, "Commitments and Contingencies" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the lawsuit settlements. Our cost of goods sold for the six months ended June 30, 2013 also reflects a 0.3% increase as a percentage of revenue as a result of the lower gross margins generated by our precious metals refining and reclamation business that we acquired in the second quarter of 2012. Our May 2013 acquisition of Sator contributed 0.3% of the increase in cost of goods sold as a percentage of revenue, as our sales to wholesale distributors generate a lower gross margin compared to our revenue generated from sales directly to professional repairers. These increases in cost of goods sold were partially offset by lower vehicle costs in our North American segment, which reduced cost of goods sold by 0.3% of revenue.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the six months ended June 30, 2013 increased to 8.3% compared to 8.2% for the comparable period of 2012. Our North American operations increased facility and warehouse expenses by 0.3% of revenue, which reflects increased weighting of our self service business. During 2012, we completed the acquisition of eight self service retail operations, which generally incur greater facility costs as a percentage of revenue compared to our wholesale operations, as our self service business tends to require a larger facility footprint to generate its sales than our wholesale operations. Higher costs in North America were partially offset by a greater proportion of revenue generated by our European operations, which generate lower facility and warehouse costs as a percentage of revenue.
Distribution Expenses. As a percentage of revenue, distribution expenses for the first half of 2013 decreased to 8.6% from 9.0% in the prior year period. In our North American operations, fuel expense decreased by 0.2% of revenue due to a reduction in the average price we pay for fuel, combined with a greater proportion of revenue from sources that require lower fuel expenditures, such as scrap revenue. The reduction in distribution expenses also reflects a 0.1% benefit from the acquisition of Sator. Our existing European operations contributed an additional 0.1% reduction in distribution expenses as a percentage of revenue, primarily as a result of improved leverage related to 40 branch openings completed during 2012.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the six months ended June 30, 2013 decreased to 11.6% of revenue from 11.9% of revenue in the prior year period, primarily due to a reduction in personnel expenditures as we leveraged our general and administrative workforce in periods of rising total revenue.
Restructuring and Acquisition Related Expenses. During the six months ended June 30, 2013 and 2012, we incurred $5.2 million and $2.4 million of restructuring and acquisition related expenses, respectively. In the first half of 2013, we incurred $1.2 million related to the integration of certain of our acquisitions into our existing business. Acquisition related expenses totaling $4.0 million consist of external costs primarily related to our May 2013 acquisition of Sator. Restructuring and acquisition related expenses during the six months ended June 30, 2012 included $1.1 million of costs related to the restructuring of our bumper refurbishing operations, as well as $1.3 million related to the integration of certain of our acquisitions into our existing business. See Note 10, "Restructuring and Acquisition Related Expenses" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.5% during each of the six month periods ended June 30, 2013 and 2012. Higher expense in the current year period resulting from higher levels of intangible assets as a result of business acquisitions and increased levels of property and equipment was offset by acquisition related revenue growth combined with leveraging of our existing facilities to generate organic revenue growth.
Other Expense, Net. Total other expense, net increased to $24.8 million for the six months ended June 30, 2013 from $12.9 million for the comparable prior year period. In May 2013, we executed an amended and restated senior secured credit agreement, and as a result, we expensed a portion of capitalized debt issuance costs related to the prior agreement, as well as a portion of the fees incurred with the amendment. The resulting loss on debt extinguishment for the six months ended June 30, 2013 totaled $2.8 million. Interest expense increased by $6.4 million compared to the prior year period due to higher average outstanding debt balances combined with higher interest rates on our senior notes. During the six months ended June 30, 2013, we recorded adjustments to the fair value of our contingent consideration liabilities resulting in expense of $1.1 million, compared to a net gain of $0.1 million during the prior year period. The impact of foreign currency fluctuations in the British pound, the Canadian dollar, and other currencies was a loss of $1.6 million during the six months ended June 30, 2013 compared to a gain of $0.1 million during the prior year period.
Provision for Income Taxes. Our effective income tax rate was 35.4% and 36.8% for the six months ended June 30, 2013 and 2012, respectively. We continued to expand our international operations during the last six months of 2012 and the first half of 2013 with both acquisition related and organic growth in our European segment as well as acquisitions in Canada, which contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions.
Results of Operations—Segment Reporting
We have three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. Our operations in North America, which include our Wholesale – North America and Self Service operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our Wholesale – Europe operating segment, which includes Sator, is presented as a separate reportable segment as we believe this data would be beneficial to readers in understanding our results.

The following table presents our financial performance, including revenue and EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	% of Revenue	2012	% of Revenue	2013	% of Revenue	2012	% of Revenue
Revenue
North America	$953,918		$841,335		$1,937,306		$1,712,419
Europe	297,830		165,196		510,439		325,889
Total revenue	$1,251,748		$1,006,531		$2,447,745		$2,038,308
EBITDA
North America	$118,632	12.4%	$109,687	13.0%	$253,967	13.1%	$241,875	14.1%
Europe	33,764	11.3%	16,057	9.7%	57,832	11.3%	35,590	10.9%
Total EBITDA	$152,396	12.2%	$125,744	12.5%	$311,799	12.7%	$277,465	13.6%

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
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
North America
Revenue. Revenue in our North American segment increased 13.4% to $953.9 million for the three months ended June 30, 2013 from $841.3 million for the three months ended June 30, 2012. The increase in revenue reflects 8.0% acquisition related revenue growth and 5.5% organic growth (which included 7.3% organic growth in parts and services revenue, partially offset by a 4.3% decline in other revenue). Our organic growth in parts and services revenue was primarily a result of higher sales volumes as a result of improved alternative parts demand compared to the prior year quarter, as well as higher inventory purchases that contributed to a greater volume of parts available for sale. Additionally, sales volumes in North America during the prior year period were affected by the milder winter weather conditions, as fewer and less severe accidents resulted in a reduction in the backlog of insurance claims activity carrying over in the beginning of the prior year second quarter. The 4.3% decline in other revenue was due to a decline in the volume of scrap metals sold, primarily aluminum processed by our furnace operations, combined with a decline in the prices we received for scrap metals.
EBITDA. As a percentage of revenue, EBITDA in our North American segment decreased to 12.4% for the three months ended June 30, 2013 from 13.0% for the three months ended June 30, 2012. EBITDA decreased by 1.0% of revenue as a result of a gain on lawsuit settlements that did not reoccur in 2013. Additionally, we recorded greater inventory reserves, which decreased EBITDA margin by 0.2% of revenue compared to the prior year quarter. Our acquisition of a precious metals refining and reclamation business in the second quarter of 2012 contributed 0.2% of the decline in EBITDA margin. These decreases at the gross margin line were partially offset by the benefits of lower vehicle costs in our salvage operations, which increased EBITDA by 0.8% of revenue. We also experienced a net reduction in operating expenses of 0.1% of revenue from the benefits of lower fuel costs and improved leveraging of our corporate workforce, partially offset by increased facility costs. Restructuring and acquisition related expenses decreased to 0.1% of revenue during the second quarter of 2013, compared to 0.3% of revenue in the prior year period. During the second quarter of 2012, we incurred greater restructuring expenses related to the restructuring of our bumper refurbishing product line and the integration of our business acquisitions.
Europe
Revenue. Revenue in our European segment increased 80.3% to $297.8 million for the three months ended June 30, 2013 from $165.2 million for the three months ended June 30, 2012. The increase in revenue includes 45.3% acquisition related revenue growth, primarily as a result of our Sator acquisition in May 2013, and 38.0% organic revenue growth. Our organic revenue growth was a result of higher sales volumes, including a 24.3% increase from same store sales growth and a 13.7% increase from 31 branch openings since the beginning of the second quarter of 2012 through the one year anniversary of their respective opening dates. The increase in revenue was partially offset by the weakening of the British pound against the U.S. dollar, which decreased revenue by 2.9% compared to the prior year quarter.

EBITDA. As a percentage of revenue, EBITDA in our European segment increased to 11.3% for the three months ended June 30, 2013 from 9.7% for the three months ended June 30, 2012. The increase in EBITDA margin was primarily driven by improved leveraging of operating expenses in our U.K. operations, which increased EBITDA by 3.0% of revenue, partially offset by a 0.9% decrease from the impact of our Sator acquisition. We expect that Sator's negative effect on our EBITDA margin will diminish over time as we integrate Sator into our European operations, which we believe will result in cost savings, primarily in purchasing synergies. The benefits of improved operating expense leverage were partially offset by factors outside of our field-level operations. During the three months ended June 30, 2013, we incurred $2.8 million of acquisition related expenses from our acquisition of Sator, which decreased EBITDA by 1.0% of revenue. We incurred losses from the remeasurement of our contingent payment liabilities for 0.4% of revenue during the three months ended June 30, 2013, compared to 0.7% of revenue in the prior year quarter.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
North America
Revenue. Revenue in our North American segment increased 13.1% to $1.9 billion for the six months ended June 30, 2013 from $1.7 billion for the six months ended June 30, 2012. The increase in revenue was due to 8.6% acquisition related revenue growth from our acquisitions during the last half of 2012 and the first half of 2013, as well as 4.6% organic growth (which included 6.0% growth in parts and services revenue, partially offset by a 2.6% decline in other revenue). Our organic growth in parts and services revenue was primarily a result of increased sales volumes. In the prior year period, we experienced milder winter weather conditions, which contributed to fewer and less severe vehicle accidents, resulting in lower insurance claims. Our sales volumes also increased as a result of improved alternative parts demand compared to the prior year period, as well as higher inventory purchases that contributed to a greater volume of parts available for sale. The 2.6% decline in other revenue was due to a decline in the volume of scrap metals sold, primarily aluminum processed by our furnace operations, combined with a decline in the prices we received for scrap metals.
EBITDA. As a percentage of revenue, EBITDA in our North American segment decreased to 13.1% for the six months ended June 30, 2013 from 14.1% for the six months ended June 30, 2012. In the prior year period, we recognized a gain on lawsuit settlements totaling $16.7 million that did not reoccur in 2013, which decreased EBITDA as a percentage of revenue by 1.0%. EBITDA as a percentage of revenue also decreased by 0.5% as a result of lower margins generated by our precious metals refining and reclamation business that we acquired in the second quarter of 2012. These decreases at the gross margin line were partially offset by the benefits of lower vehicle costs, which increased EBITDA by 0.4% of revenue. We also experienced a net reduction in operating expenses of 0.2% of revenue from the benefits of lower fuel costs and improved leveraging of our corporate workforce, partially offset by increased facility costs.
Europe
Revenue. Revenue in our European segment increased 56.6% to $510.4 million for the six months ended June 30, 2013 from $325.9 million for the six months ended June 30, 2012. The increase in revenue includes 35.0% organic revenue growth and 23.8% acquisition related revenue growth, primarily as a result of our Sator acquisition in May 2013. Our organic revenue growth was primarily due to increased sales volumes, including a 20.0% increase from same store sales growth and a 15.0% increase from 40 branch openings since the beginning of 2012 through the one year anniversary of their respective opening dates. The increase in revenue from higher sales volumes and our Sator acquisition was partially offset by the weakening of the British pound against the U.S. dollar, which decreased revenue by 2.2% compared to the prior year period.
EBITDA. As a percentage of revenue, EBITDA in our European segment increased to 11.3% for the six months ended June 30, 2013 from 10.9% for the six months ended June 30, 2012. The increase in EBITDA margin was primarily driven by improved leveraging of operating expenses in our U.K. operations, which increased EBITDA by 1.8% of revenue, partially offset by the impact of Sator, which decreased EBITDA by 0.4% of revenue. The improvement in operating expenses was also partially offset by factors outside of our field-level operations. During the first half of 2013, we incurred $3.7 million of acquisition related expenses, primarily related to our acquisition of Sator, which decreased EBITDA by 0.7% of revenue. Adjustments to the fair value of our contingent payment liabilities resulted in a loss of $1.9 million in the six months ended June 30, 2013, compared to a gain of $0.2 million in the prior year period, for a net 0.4% decrease in EBITDA as a percentage of revenue. Fluctuations in the price of the British pound generated foreign currency transaction losses during the first half of 2013 compared to foreign currency gains during the first half of 2012, resulting in a decrease in EBITDA by 0.2% of revenue.
2013 Outlook
We estimate that full year 2013 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities), will be in the range of $313 million to $333 million and $1.03 to $1.10, respectively.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Cash and equivalents	$161,590	$59,770	$59,353
Total debt	1,376,481	1,118,478	1,000,446
Net debt (total debt less cash and equivalents)	1,214,891	1,058,708	941,093
Current maturities	64,962	71,716	46,379
Capacity on revolving lines of credit	1,350,000	950,000	950,000
Availability on revolving lines of credit	1,112,359	356,143	394,621
Total liquidity (cash and cash equivalents plus availability on revolving lines of credit)	1,273,949	415,913	453,974

We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions or paying down outstanding debt. As we have pursued acquisitions as part of our growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including our May 2013 transactions to refinance our existing credit facility and to issue $600 million of senior notes.
As of June 30, 2013, we had debt outstanding, and additional available sources of financing, as follows:

•
Senior secured credit facility maturing in May 2018, composed of $450 million in terms loans ($450 million outstanding at June 30) and $1.35 billion in revolving credit ($183 million outstanding at June 30), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior unsecured notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Receivables securitization facility with availability up to $80 million ($80 million outstanding at June 30), maturing in September 2015 and bearing interest at variable commercial paper rates
The Sator acquisition was the catalyst for our May 2013 financing transactions. Had we simply paid for Sator with the unamended credit facility, our availability on the credit facility would have been approximately $115 million, which we judged to be too low for a company our size. Given that Sator is a long-term asset, we considered alternative financing options and decided to issue long-term notes to fund this acquisition. In connection with the notes transaction, we took the opportunity to amend our credit facility by increasing the overall size of the revolver, resetting the term loan, extending the maturity, and adjusting certain covenants. We see a number of strategic benefits from this refinancing. By issuing the notes, we diversified our financing structure by adding a long-term fixed rate instrument and reducing our reliance on the bank market. We also believe the interest rate on the notes was favorable. Although higher than today's floating rate debt, the 10-year fixed rate of 4.75% reduces our risk of future interest rate increases, which we have seen in the market subsequent to our offering. The new structure provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding.
As of June 30, 2013, we had $1.1 billion available on our revolving credit facility. Combined with the $161.6 million of cash and equivalents at June 30, 2013, we had $1.3 billion in available liquidity, an increase of $858 million over our available liquidity as of December 31, 2012. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we have adequate capacity currently to execute our growth strategy, from time to time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding against our credit agreement at June 30, 2013 was 3.1%. Including the borrowings on our senior notes and receivables securitization program, our overall weighted average interest rate on borrowings was 3.7% at June 30, 2013. Cash interest payments were $15.3 million for the six months ended June 30, 2013, but we expect that amount to increase by more than $10 million in the second half of 2013 (assuming no changes in variable interest rates) because of the May 2013 refinancing transactions. Of our outstanding credit agreement borrowings of $633.2 million and $974.6 million at June 30, 2013 and December 31, 2012, $22.5 million and $31.9 million were classified as current maturities, respectively. We have scheduled repayments of $5.6 million each quarter on the term loan through its maturity in May 2018 but no other significant principal payments on our credit facilities prior to the maturity of the receivables securitization program in September 2015. We currently expect that we will extend the receivables securitization facility when the original three year term expires, but there can be no assurance that we will be able to do so on acceptable terms.
The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $417.1 million and $765.5 million during the three and six months ended June 30, 2013, respectively, and $309.3 million and $612.3 million during the three and six months ended June 30, 2012, respectively. Our aftermarket purchases during the second quarter included $46.1 million from our May 2013 acquisition of Sator. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 71,000 and 136,000 wholesale salvage vehicles and 2,000 and 4,300 heavy and medium-duty trucks in the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, we acquired 67,000 and 126,000 wholesale salvage vehicles and 1,700 and 3,500 heavy and medium-duty trucks, respectively. In addition, we acquired approximately 135,000 and 263,000 lower cost self service and crush only vehicles in the three and six months ended June 30, 2013, respectively, compared to 107,000 and 196,000 during the three and six months ended June 30, 2012, respectively.
Net cash provided by operating activities totaled $209.5 million for the six months ended June 30, 2013, compared to $121.0 million during the first six months of 2012. During the first half of 2013, our EBITDA increased by $34.3 million compared to the prior year period, due to both acquisition related growth and organic growth. While we generated greater pretax income during the first half of 2013 compared to the first half of 2012, we reduced our cash payments for income taxes to $53.5 million for the six months ended June 30, 2013 from $70.7 million during the prior year period due to prepayments in 2012 that were offset against our 2013 tax payments. Cash payments for incentive compensation were lower during the six months ended June 30, 2013, including $8.0 million lower bonus payments and a $5.9 million payment under our long-term incentive plan in the prior year period that did not reoccur in the current year period. Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $42.2 million during the six months ended June 30, 2013, compared to $49.6 million in the prior year period. Other operating cash flows exceeded the prior year period primarily due to the timing of payments of various accrued liabilities, such as value added tax and interest.
Net cash used in investing activities totaled $347.5 million for the six months ended June 30, 2013, compared to $161.5 million for the same period of 2012. We invested $308.6 million of cash, net of cash acquired, in business acquisitions during the first six months of 2013, including our acquisition of Sator for $272.8 million, compared to $120.3 million for business acquisitions in the comparable prior year period. Property and equipment purchases were $40.2 million and $41.6 million in the six months ended June 30, 2013 and 2012, respectively.
Net cash provided by financing activities totaled $241.2 million for the six months ended June 30, 2013, compared to $51.5 million during the six months ended June 30, 2012. The greater cash inflows during the first half of 2013 reflect the proceeds of our $600 million senior notes offering in May 2013 as well as term loan proceeds of $35 million under our amended credit agreement. A portion of these proceeds were used to repay outstanding amounts on our revolving credit facility during the six months ended June 30, 2013. Net repayments on our credit agreement borrowings, including repayments from the senior notes proceeds, totaled $325.3 million during the first half of 2013, compared to a net draw on our credit agreement of $37.7 million during the prior year period. Our bank borrowings during the first half of 2012 included $200 million of available term loans, which were used to fund acquisitions and pay outstanding amounts under the revolving credit facility. In connection with our financing transactions during the second quarter of 2013, we paid $16.5 million in debt issuance costs. In March 2013, we made a payment of $33.9 million ($31.5 million included in financing cash flows and $2.4 million included in operating cash flows) for the 2012 earnout period under the contingent payment agreement related to our 2011 acquisition of ECP. Cash generated from exercises of stock options provided $10.6 million and $10.1 million in the six months ended June 30, 2013 and 2012, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $10.9 million and $7.2 million in the six months ended June 30, 2013 and 2012, respectively.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as "may," "will," "plan," "should," "expect," "anticipate," "believe," "if," "estimate," "intend," "project" and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2012 Annual Report on Form 10-K, filed with the SEC on March 1, 2013, as supplemented in subsequent filings, including our Quarterly Reports on Form 10-Q.
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
Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the prime rate, LIBOR or CDOR. In March 2008, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. Net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (Wells Fargo Bank, N.A., Bank of America, N.A. and RBS Citizens, N.A.).
As of June 30, 2013, we held seven interest rate swap contracts representing a total of $520 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. With the proceeds of our $600 million senior notes offering in May 2013, we repaid our U.S. dollar denominated revolver borrowings, and as a result our interest rate swap contract representing $100 million of notional amount exceeded the corresponding variable rate debt. Therefore, this interest rate swap contract no longer qualifies as an effective hedge, and any changes in the fair value of the interest rate swap contract are recorded in earnings through the maturity of the contract in October 2013, the effects of which are not expected to be material to our results of operations. As of June 30, 2013, the fair value of this swap contract was a liability of $0.3 million.
Our other interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2015 through December 2016. In total, we had 82% and 64% of our variable rate debt under our credit facility at fixed rates at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the fair market value of these swap contracts was a net liability of $9.6 million. The values of such contracts are subject to changes in interest rates.
At June 30, 2013, we had $193.4 million of variable rate debt that was not hedged, including $80.0 million of outstanding debt under the receivables securitization facility, which bears interest based on commercial paper rates. Using sensitivity analysis to measure the impact of a 100 basis point movement in the interest rates, interest expense would change by $1.9 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.

The proceeds of our May 2013 senior notes offering were also used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, in the second quarter of 2013 we entered into euro-denominated and pound sterling-denominated intercompany notes, which we intend to settle and which may incur transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, in May 2013 we entered into foreign currency forward contracts to sell €150.0 million for $195.0 million and £70.0 million for $105.8 million. The gains or losses from the remeasurement of these contracts are recorded to earnings to offset the remeasurement of the related notes. As of June 30, 2013, the fair market value of these forward contracts was a liability of $1.2 million.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2013 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 26% of our revenue during the six months ended June 30, 2013. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and a 2% change in our operating income for the six months ended June 30, 2013.
Other than with respect to our intercompany transactions denominated in euro and pound sterling and a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate pound sterling and Canadian dollar cash flows that can be used to fund debt payments. As of June 30, 2013, we had amounts outstanding under our revolver facility denominated in pounds sterling of £50.0 million ($76.1 million), Canadian dollars of CAD $110.0 million ($104.6 million) and euros of €2.0 million ($2.6 million).
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin rate. As of June 30, 2013, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business acquired in the second quarter of 2012. The notional amount and fair value of these forward contracts at June 30, 2013 were immaterial.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
As of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information we are required to disclose in the report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Other than the change in internal control resulting from the acquisition of Sator effective May 1, 2013, there were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.Risk Factors.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal year 2012 and our Quarterly Report on Form 10-Q filed subsequent to the Annual Report on Form 10-K for information concerning risks and uncertainties that could negatively impact us.

Item 6.	Exhibits.
Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of LKQ Corporation, as amended to date.
4.1
Amendment and Restatement Agreement dated as of May 3, 2013 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on May 6, 2013).

4.2
Indenture dated as of May 9, 2013 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on May 10, 2013).

10.1
Agreement for the Sale and Purchase of Shares in the Capital of Sator Beheer B.V. dated April 23, 2013 by and among H2 Sator B.V., Cooperatieve H2 Sator U.A., Holding Sator Management B.V. and LKQ Netherlands B.V.

10.2	Proposed Activity Agreement dated April 22, 2013 between Draco Limited, LKQ Euro Limited and LKQ Corporation.
10.3	ISDA 2002 Master Agreement between Wells Fargo Bank, National Association and LKQ Corporation, and related Schedule.
10.4	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.5	Form of LKQ Corporation Restricted Stock Unit Agreement.
10.6
Registration Rights Agreement dated as of May 9, 2013 among LKQ Corporation, the Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on May 10, 2013).

14.1	LKQ Corporation Code of Ethics.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2013.

LKQ CORPORATION

/s/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller (As duly authorized officer and Principal Accounting Officer)