Form 10-Q
period 2013-09-30
LKQ CORP
filed 2013-11-01
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
At October 25, 2013, the registrant had issued and outstanding an aggregate of 300,620,041 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Balance Sheets
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and equivalents	$107,337	$59,770
Receivables, net	438,800	311,808
Inventory	1,018,169	900,803
Deferred income taxes	53,129	53,485
Prepaid income taxes	13,825	29,537
Prepaid expenses and other current assets	44,391	28,948
Total Current Assets	1,675,651	1,384,351
Property and Equipment, net	531,897	494,379
Intangible Assets:
Goodwill	1,920,916	1,690,284
Other intangibles, net	154,429	106,715
Other Assets	78,166	47,727
Total Assets	$4,361,059	$3,723,456
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$284,900	$219,335
Accrued expenses:
Accrued payroll-related liabilities	66,366	44,400
Other accrued expenses	146,641	90,422
Income taxes payable	16,473	2,748
Contingent consideration liabilities	49,275	42,255
Other current liabilities	17,735	17,068
Current portion of long-term obligations	61,123	71,716
Total Current Liabilities	642,513	487,944
Long-Term Obligations, Excluding Current Portion	1,250,932	1,046,762
Deferred Income Taxes	118,693	102,275
Contingent Consideration Liabilities	5,210	47,754
Other Noncurrent Liabilities	89,605	74,627
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 and 500,000,000 shares authorized, 300,548,111 and 297,810,896 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,005	2,978
Additional paid-in capital	996,248	950,338
Retained earnings	1,243,778	1,010,019
Accumulated other comprehensive income	11,075	759
Total Stockholders’ Equity	2,254,106	1,964,094
Total Liabilities and Stockholders’ Equity	$4,361,059	$3,723,456

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$1,298,094	$1,016,707	$3,745,839	$3,055,015
Cost of goods sold	780,187	607,002	2,216,110	1,775,996
Gross margin	517,907	409,705	1,529,729	1,279,019
Facility and warehouse expenses	108,349	86,739	311,480	254,039
Distribution expenses	109,593	93,652	320,033	277,391
Selling, general and administrative expenses	153,546	121,049	436,614	364,461
Restructuring and acquisition related expenses	2,206	116	7,391	2,558
Depreciation and amortization	20,818	16,715	57,850	46,961
Operating income	123,395	91,434	396,361	333,609
Other expense (income):
Interest expense, net	15,200	7,964	36,287	22,687
Loss on debt extinguishment	—	—	2,795	—
Change in fair value of contingent consideration liabilities	712	1,892	1,765	1,787
Other income, net	(1,562)	(1,674)	(1,737)	(3,413)
Total other expense, net	14,350	8,182	39,110	21,061
Income before provision for income taxes	109,045	83,252	357,251	312,548
Provision for income taxes	35,600	29,204	123,492	113,511
Net income	$73,445	$54,048	$233,759	$199,037
Earnings per share:
Basic	$0.24	$0.18	$0.78	$0.67
Diluted	$0.24	$0.18	$0.77	$0.66

Unaudited Consolidated Condensed Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$73,445	$54,048	$233,759	$199,037
Other comprehensive income, net of tax:
Foreign currency translation	28,514	10,182	6,330	12,518
Net change in unrecognized gains (losses) on derivative instruments, net of tax	625	(1,242)	3,986	(4,233)
Total other comprehensive income	29,139	8,940	10,316	8,285
Total comprehensive income	$102,584	$62,988	$244,075	$207,322

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233,759	$199,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,868	51,574
Stock-based compensation expense	16,292	11,976
Excess tax benefit from stock-based payments	(15,998)	(11,071)
Other	7,424	3,961
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(35,287)	(12,394)
Inventory	(18,207)	(47,669)
Prepaid income taxes/income taxes payable	40,551	2,688
Accounts payable	1,641	(7,892)
Other operating assets and liabilities	48,886	(8,138)
Net cash provided by operating activities	340,929	182,072
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(61,126)	(60,636)
Proceeds from sales of property and equipment	1,459	692
Investment in unconsolidated subsidiary	(9,136)	—
Acquisitions, net of cash acquired	(395,974)	(133,123)
Net cash used in investing activities	(464,777)	(193,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13,647	14,187
Excess tax benefit from stock-based payments	15,998	11,071
Debt issuance costs	(16,912)	(175)
Proceeds from issuance of senior notes	600,000	—
Borrowings under revolving credit facility	399,758	500,087
Repayments under revolving credit facility	(745,313)	(747,851)
Borrowings under term loans	35,000	200,000
Repayments under term loans	(11,250)	(14,375)
Borrowings under receivables securitization facility	41,500	77,272
Repayments under receivables securitization facility	(111,500)	—
Repayments of other long-term debt	(19,518)	(8,336)
Payments of other obligations	(32,091)	(600)
Net cash provided by financing activities	169,319	31,280
Effect of exchange rate changes on cash and equivalents	2,096	682
Net increase in cash and equivalents	47,567	20,967
Cash and equivalents, beginning of period	59,770	48,247
Cash and equivalents, end of period	$107,337	$69,214
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$82,536	$110,911
Interest	22,853	20,823
Supplemental disclosure of noncash investing and financing activities:
Notes payable and long-term obligations, including notes issued in connection with business acquisitions	$10,728	$8,272
Contingent consideration liabilities	3,854	5,540
Non-cash property and equipment additions	2,657	9,487

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2012	297,811	$2,978	$950,338	$1,010,019	$759	$1,964,094
Net income	—	—	—	233,759	—	233,759
Other comprehensive income	—	—	—	—	10,316	10,316
Restricted stock units vested	594	6	(6)	—	—	—
Stock-based compensation expense	—	—	16,292	—	—	16,292
Exercise of stock options	2,143	21	13,626	—	—	13,647
Excess tax benefit from stock-based payments	—	—	15,998	—	—	15,998
BALANCE, September 30, 2013	300,548	$3,005	$996,248	$1,243,778	$11,075	$2,254,106

See notes to unaudited consolidated condensed financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1.	Interim Financial Statements
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
During the 2013 Annual Meeting of Stockholders in May 2013, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 500 million to 1 billion. The increased number of authorized shares is reflected on our Unaudited Consolidated Condensed Balance Sheet as of September 30, 2013.
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
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of $30.5 million and $24.7 million at September 30, 2013 and December 31, 2012, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Consolidated Condensed Statements of Income and are shown as a current liability on our Unaudited Consolidated Condensed Balance Sheets until remitted. We recognize revenue from the sale of scrap, cores and other metals when title has transferred, which typically occurs upon delivery to the customer.
Receivables
We recorded a reserve for uncollectible accounts of $14.1 million and $9.5 million at September 30, 2013 and December 31, 2012, respectively.
Inventory
Inventory consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Aftermarket and refurbished products	$649,768	$523,677
Salvage and remanufactured products	368,401	377,126
	$1,018,169	$900,803
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships and covenants not to compete.

The change in the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2013 is as follows (in thousands):

	North America	Europe	Total
Balance as of January 1, 2013	$1,339,831	$350,453	$1,690,284
Business acquisitions and adjustments to previously recorded goodwill	17,623	209,638	227,261
Exchange rate effects	(4,407)	7,778	3,371
Balance as of September 30, 2013	$1,353,047	$567,869	$1,920,916
The components of other intangibles are as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$144,254	$(26,167)	$118,087	$118,422	$(21,599)	$96,823
Customer relationships	45,252	(10,616)	34,636	14,426	(6,642)	7,784
Covenants not to compete	3,822	(2,116)	1,706	3,654	(1,546)	2,108
	$193,328	$(38,899)	$154,429	$136,502	$(29,787)	$106,715
During the nine months ended September 30, 2013, we recorded $24.7 million of trade names and $25.3 million of customer relationships for our acquisition of Sator Beheer B.V. ("Sator") as discussed in Note 9, "Business Combinations." Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 15 years) on either a straight-line or accelerated basis. Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $9.0 million and $7.1 million during the nine month periods ended September 30, 2013 and 2012, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2017 is $13.0 million, $14.2 million, $12.8 million, $11.4 million and $10.5 million, respectively.
Investment in Unconsolidated Subsidiary
In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop an alternative vehicle replacement parts business in those countries. We hold a 49% equity interest in the entity and will contribute our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts; Suncorp Group holds a 51% equity interest and will supply salvage vehicles to the venture as well as assist in establishing relationships with repair shops as customers. We are accounting for our interest in this subsidiary using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. The total of our investment in the equity-method investee is included within Other Assets on our Unaudited Consolidated Condensed Balance Sheets. As of September 30, 2013, the carrying value of our investment in this unconsolidated subsidiary was $9.3 million. Our equity in the net earnings of the investee for the three months ended September 30, 2013 was not material.
Depreciation Expense
Included in Cost of Goods Sold on the Unaudited Consolidated Condensed Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations and our distribution centers.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve during the nine month period ended September 30, 2013 were as follows (in thousands):

Balance as of January 1, 2013	$10,574
Warranty expense	22,652
Warranty claims	(21,109)
Balance as of September 30, 2013	$12,117

For an additional fee, we also sell extended warranty contracts for certain mechanical products. The expense related to extended warranty claims is recognized when the claim is made.

Recent Accounting Pronouncements
Effective January 1, 2013, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As this guidance only revises the presentation and disclosures related to the reclassification of items out of accumulated other comprehensive income, the adoption of this guidance did not affect our financial position, results of operations or cash flows. See Note 12, "Accumulated Other Comprehensive Income" for the additional required disclosures.

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
We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. These awards vest over periods of up to five years. Vesting of the awards is subject to a continued service condition. Each RSU converts into one share of LKQ common stock on the applicable vesting date. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest. Stock options expire ten years from the date they are granted. We expect to issue new shares of common stock to cover past and future equity grants.
In March 2013, the Compensation Committee approved the cancellation of 671,400 unvested RSUs held by our executive officers and approved the issuance of 946,800 RSUs containing both a performance-based vesting condition and a time-based vesting condition.  Of the 946,800 RSUs, 671,400 were granted as a replacement of the canceled RSUs and include a performance-based condition that the Company reports positive diluted earnings per share, subject to certain adjustments, during the year ending December 31, 2013.  In addition, these RSUs retain the same remaining time-based vesting conditions as the canceled RSUs (vesting in equal tranches each six months beginning July 2013 through either January 2016 or January 2017).  The remaining 275,400 RSUs granted in March 2013 include a performance-based condition that the Company reports positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date.  In addition, these RSUs include a time-based vesting condition, vesting in equal tranches each six months beginning July 2013 through January 2016. In all cases, both conditions must be met before any RSUs vest. If the applicable performance-based condition of an RSU is not met, the RSU is forfeited.  If and when the performance-based condition is met, all applicable RSUs that had previously met the time-based vesting condition will vest immediately and the remaining RSUs will vest according to the remaining schedule of the time-based condition.
A summary of transactions in our stock-based compensation plans for the nine months ended September 30, 2013 is as follows:

	Shares Available For Grant	RSUs		Stock Options		Restricted Stock
		Number Outstanding	Weighted- Average Grant Date Fair Value	Number Outstanding	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Grant Date Fair Value
Balance, January 1, 2013	14,643,932	2,351,362	$14.02	9,355,070	$6.90	116,000	$9.47
Granted	(924,312)	924,312	22.18	—	—	—	—
Exercised	—	—	—	(2,143,544)	6.37	—	—
Vested	—	(593,671)	15.04	—	—	(86,000)	9.54
Canceled	177,174	(97,254)	16.14	(79,920)	8.80	—	—
Balance, September 30, 2013	13,896,794	2,584,749	$16.63	7,131,606	$7.04	30,000	$9.30

The RSUs containing a performance-based vesting condition that were granted in replacement of canceled RSUs were accounted for as a modification of the original awards, and therefore are not reflected as grants or cancellations in the table above.
The fair value of RSUs is based on the market price of LKQ stock on the grant date. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures. For valuing RSUs granted during the nine month period ended September 30, 2013, we used forfeiture rates of 10% for grants to employees and 0% for grants to non-employee directors and executive officers. The fair value of RSUs that vested during the nine months ended September 30, 2013 was approximately $14.3 million.
For the 2013 RSU grants that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. For the RSUs that were canceled and replaced, the fair values of the RSUs immediately before and after the modification were the same. As a result, there was no charge recorded in the nine months ended September 30, 2013 and the expense for these RSUs was continued at the grant date fair value. During the three and nine months ended September 30, 2013, we recognized $2.3 million and $6.0 million, respectively, of stock-based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.
The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
RSUs	$4,559	$2,048	$12,674	$6,131
Stock options	1,124	1,720	3,457	5,162
Restricted stock	47	230	161	683
Total stock-based compensation expense	$5,730	$3,998	$16,292	$11,976
The following table sets forth the classification of total stock-based compensation expense included in our Unaudited Consolidated Condensed Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of goods sold	$98	$99	$294	$298
Facility and warehouse expenses	687	648	2,058	1,951
Selling, general and administrative expenses	4,945	3,251	13,940	9,727
	5,730	3,998	16,292	11,976
Income tax benefit	(2,235)	(1,559)	(6,354)	(4,671)
Total stock-based compensation expense, net of tax	$3,495	$2,439	$9,938	$7,305
We have not capitalized any stock-based compensation costs during either of the nine month periods ended September 30, 2013 or 2012.
As of September 30, 2013, unrecognized compensation expense related to unvested RSUs, stock options and restricted stock is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Restricted Stock	Total
Remainder of 2013	$4,459	$1,123	$47	$5,629
2014	12,829	3,007	139	15,975
2015	9,421	75	—	9,496
2016	5,673	—	—	5,673
2017	2,575	—	—	2,575
2018	96	—	—	96
Total unrecognized compensation expense	$35,053	$4,205	$186	$39,444

Our stock-based compensation expense for the remainder of 2013 related to the RSUs containing a performance-based vesting condition is expected to be $2.3 million.

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior secured credit agreement:
Term loans payable	$444,375	$420,625
Revolving credit facility	199,831	553,964
Senior notes	600,000	—
Receivables securitization facility	10,000	80,000
Notes payable through October 2018 at weighted average interest rates of 1.8% and 1.7%, respectively	38,941	42,398
Other long-term debt at weighted average interest rates of 3.5% and 3.3%, respectively	18,908	21,491
	1,312,055	1,118,478
Less current maturities	(61,123)	(71,716)
	$1,250,932	$1,046,762
Senior Secured Credit Agreement
On May 3, 2013, we entered into an amended and restated credit agreement (the "Credit Agreement") with the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America N.A., as syndication agent, The Bank of Tokyo-Mitsubishi UFJ, LTD and RBS Citizens, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, LTD and RBS Citizens, N.A., as joint lead arrangers and joint bookrunners. The Credit Agreement retains many of the terms of the Company's amended and restated credit agreement dated September 30, 2011 (the "Original Credit Agreement") while also modifying certain terms to (1) extend the maturity date by approximately two years to May 3, 2018; (2) increase the total availability under the Credit Agreement from $1.4 billion to $1.8 billion (composed of $1.2 billion in the revolving credit facility's multicurrency component, $150 million in the revolving credit facility's US dollar component, and $450 million of term loans; (3) increase the amount of letters of credit that may be issued under the revolving credit facility to $150 million from $125 million; (4) raise the amount of swing line loans available under the revolving credit facility to $50 million from $25 million; (5) increase the maximum net leverage ratio covenant; (6) add certain subsidiaries as additional borrowers under the revolving credit facility; and (7) make other immaterial or clarifying modifications and amendments to the terms of the Original Credit Agreement. The Credit Agreement allows the Company to increase the amount of the revolving credit facility or obtain incremental term loans up to the greater of $400 million or the amount that may be borrowed while maintaining a senior secured leverage ratio of less than or equal to 2.50 to 1.00, subject to the agreement of the lenders. The proceeds of the Credit Agreement were used to repay amounts outstanding under the Original Credit Agreement, to pay fees related to the amendment and restatement, and for general corporate purposes.
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
The Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.50 to 1.00 (an increase from 3.00 to 1.00 under the Original Credit Agreement), except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio may increase to 4.00 to 1.00 for the subsequent four fiscal quarters (an increase from 3.50 to 1.00 under the Original Credit Agreement) and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all restrictive covenants under the Credit Agreement and the Original Credit Agreement as of September 30, 2013 and December 31, 2012, respectively.
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding against the Credit Agreement at September 30, 2013 and December 31, 2012 were 3.08% and 2.85%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facility. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $644.2 million and $974.6 million at September 30, 2013 and December 31, 2012, respectively, of which $22.5 million and $31.9 million were classified as current maturities, respectively. As of September 30, 2013, there were letters of credit outstanding in the aggregate amount of $53.2 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability on the revolving credit facility at September 30, 2013 was $1.1 billion.
Related to the execution of the Credit Agreement, we incurred $7.2 million of fees, of which $6.1 million were capitalized within Other Assets on our Unaudited Consolidated Condensed Balance Sheet and are amortized over the term of the agreement. The remaining $1.1 million of fees were expensed, together with $1.7 million of capitalized debt issuance costs related to the Original Credit Agreement, as a loss on debt extinguishment in our Unaudited Consolidated Condensed Statements of Income for the nine months ended September 30, 2013.
Senior Notes
On May 9, 2013, we completed an offering of $600 million aggregate principal amount of senior notes due May 15, 2023 (the "Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The proceeds from the offering were used to repay revolver borrowings under our Credit Agreement, including amounts borrowed to finance our acquisition of Sator in May 2013 as discussed further in Note 9, "Business Combinations," to pay related fees and expenses, and for general corporate purposes. The Notes are governed by the Indenture dated as of May 9, 2013 among LKQ Corporation, certain of our subsidiaries (the "Guarantors") and U.S. Bank National Association, as trustee.
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

Fees incurred related to the offering of the Notes totaling $9.7 million were capitalized within Other Assets on our Unaudited Consolidated Condensed Balance Sheet and are amortized over the term of the Notes.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Consolidated Condensed Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions. The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of September 30, 2013 and December 31, 2012, $110.3 million and $116.9 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR") plus 1.25%, or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate plus 1.25% or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of September 30, 2013 and December 31, 2012, the interest rate under the receivables facility was based on commercial paper rates and was 1.01% and 1.05%, respectively. The outstanding balances of $10.0 million and $80.0 million as of September 30, 2013 and December 31, 2012, respectively, were classified as long-term on the Unaudited Consolidated Condensed Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At September 30, 2013, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate ("CDOR") for the respective currency of each interest rate swap agreement's notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2013 through 2016.
We hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of changing exchange rates on these future cash flows, as well as minimizing the impact of fluctuating exchange rates on our results of operations through the respective dates of settlement. Under the terms of the foreign currency forward contracts, we will sell euros and pounds sterling in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income and reclassified to other income (expense) when the underlying transaction has an impact on earnings. These foreign currency forward contracts expire in 2014.

The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of September 30, 2013 and December 31, 2012 (in thousands):

	Notional Amount				Fair Value at September 30, 2013 (USD)			Fair Value at December 31, 2012 (USD)
	September 30, 2013		December 31, 2012		Other Assets	Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$420,000		$520,000	$—	$—	$8,631	$705	$12,791
GBP denominated		£50,000		£50,000	—	—	937	—	2,135
CAD denominated	C$	25,000	C$	25,000	52	—	—	—	12
Foreign currency forward contracts
EUR denominated		€149,976	—		—	7,964	—	—	—
GBP denominated		£70,000	—		—	7,439	—	—	—
Total cash flow hedges					$52	$15,403	$9,568	$705	$14,938

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on our Unaudited Consolidated Condensed Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Consolidated Condensed Balance Sheets at September 30, 2013 or December 31, 2012.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income." In May 2013, we repaid a portion of our variable rate U.S. dollar denominated credit agreement borrowings with the proceeds of our fixed rate senior notes, which resulted in one of our interest rate swap contracts, which expires in October 2013, no longer being designated as an effective cash flow hedge. As a result, we experienced an immaterial amount of hedge ineffectiveness during the three and nine month periods ended September 30, 2013. Hedge ineffectiveness related to our foreign currency forward contracts was immaterial to our results of operations during the three and nine months ended September 30, 2013. We expect future ineffectiveness related to our cash flow hedges will not have a material effect on our results of operations.
As of September 30, 2013, we estimate that $3.8 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into our Unaudited Consolidated Condensed Statements of Income within the next 12 months.

Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts and commodity forward contracts, to manage our exposure to variability in exchange rates related to purchases of inventory invoiced in a non-functional currency and to metals prices in certain of our operations. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations at each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at September 30, 2013 and December 31, 2012, along with the effect on our results of operations during each of the three and nine month periods ended September 30, 2013 and September 30, 2012, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the nine months ended September 30, 2013, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. In the second quarter of 2013, we entered into several foreign currency forward contracts as described in Note 5, "Derivative Instruments and Hedging Activities," which are recorded at fair market value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2013 and December 31, 2012 (in thousands):

	Balance as of September 30, 2013	Fair Value Measurements as of September 30, 2013
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$23,847	$—	$23,847	$—
Interest rate swaps	52		52
Total Assets	$23,899	$—	$23,899	$—
Liabilities:
Contingent consideration liabilities	$54,485	$—	$—	$54,485
Deferred compensation liabilities	23,572	—	23,572	—
Foreign currency forward contracts	15,403	—	15,403	—
Interest rate swaps	9,606	—	9,606	—
Total Liabilities	$103,066	$—	$48,581	$54,485

	Balance as of December 31, 2012	Fair Value Measurements as of December 31, 2012
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$19,492	$—	$19,492	$—
Total Assets	$19,492	$—	$19,492	$—
Liabilities:
Contingent consideration liabilities	$90,009	$—	$—	$90,009
Deferred compensation liabilities	19,843	—	19,843	—
Interest rate swaps	15,643	—	15,643	—
Total Liabilities	$125,495	$—	$35,486	$90,009

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
The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

Unobservable Input	September 30, 2013 Weighted Average	December 31, 2012 Weighted Average
Probability of achieving payout targets	71.7%	79.7%
Discount rate	6.5%	6.6%
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
Changes in the fair value of our contingent consideration liabilities for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$49,473	$88,037	$90,009	$82,382
Contingent consideration liabilities recorded for business acquisitions	1,204	—	3,854	5,540
Payments	—	—	(38,349)	(600)
Loss included in earnings	712	1,892	1,765	1,787
Exchange rate effects	3,096	2,353	(2,794)	3,173
Ending balance	$54,485	$92,282	$54,485	$92,282
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
Of the amounts included in earnings for the three and nine months ended September 30, 2013, $0.7 million and $2.8 million of losses, respectively, relate to contingent consideration liabilities outstanding as of September 30, 2013. The amounts included in earnings for the three and nine months ended September 30, 2012 included $0.9 million and $0.5 million of losses, respectively, related to contingent consideration liabilities outstanding as of September 30, 2013. The changes in the fair value of contingent consideration liabilities during the respective periods in 2013 and 2012 are a result of the quarterly assessment of the fair value inputs. The net loss during the nine month period ended September 30, 2012 also includes the impact related to the adoption of FASB ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (which adoption did not have a material impact).
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Consolidated Condensed Balance Sheets at cost. Based on market conditions as of September 30, 2013 and December 31, 2012, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $644 million and $975 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $10 million and $80 million at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the fair value of our senior notes was approximately $560 million compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2013 to assume these obligations. The fair value of our senior notes, which is determined using quoted market prices in the secondary market, is also classified as Level 2 within the fair value hierarchy because the market for these financial instruments is not considered an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at September 30, 2013 are as follows (in thousands):

Three months ending December 31, 2013	$28,271
Years ending December 31:
2014	106,631
2015	94,988
2016	76,776
2017	60,730
2018	47,713
Thereafter	145,446
Future Minimum Lease Payments	$560,555
Litigation and Related Contingencies
We are a plaintiff in a class action lawsuit against several aftermarket product suppliers. During the three and nine month periods ended September 30, 2012, we recognized gains of $0.5 million and $17.2 million, respectively, resulting from settlements with certain of the defendants. These gains were recorded as a reduction of Cost of Goods Sold on our Unaudited Consolidated Condensed Statements of Income.
We also have certain contingencies resulting from litigation, claims and other commitments and are subject to a variety of environmental and pollution control laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows.

Note 8.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$73,445	$54,048	$233,759	$199,037
Denominator for basic earnings per share—weighted average shares outstanding	300,223	296,437	299,213	295,338
Effect of dilutive securities:
RSUs	883	430	775	436
Stock options	3,564	4,241	3,765	4,398
Restricted stock	15	64	18	54
Denominator for diluted earnings per share—Adjusted weighted average shares outstanding	304,685	301,172	303,771	300,226
Earnings per share, basic	$0.24	$0.18	$0.78	$0.67
Earnings per share, diluted	$0.24	$0.18	$0.77	$0.66
There were no employee stock-based compensation awards that would have had an antidilutive effect on the computation of diluted earnings per share for the three and nine months ended September 30, 2013 or September 30, 2012.

Note 9.	Business Combinations
On May 1, 2013, LKQ Netherlands B.V., a subsidiary of LKQ Corporation, entered into a sale and purchase agreement with H2 Sator B.V., Cooperatieve H2 Sator U.A. and H2 Sator U.A. (collectively the "Sellers") to acquire the shares of Sator, an automotive aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and Northern France.  With the acquisition of Sator, we expanded our geographic presence in the European automotive aftermarket products market into continental Europe to complement our existing U.K. operations. Total acquisition date fair value of the consideration for the acquisition of Sator was €209.8 million ($272.8 million) of cash, net of cash acquired. We recorded $139.2 million of goodwill related to our acquisition of Sator, which we do not expect will be deductible for income tax purposes. In the period between May 1, 2013 and September 30, 2013, Sator generated approximately $165.4 million of revenue and $4.4 million of net income.
In addition to our acquisition of Sator, we made sixteen acquisitions during the nine months ended September 30, 2013, including seven wholesale businesses in our European segment, eight wholesale businesses in North America and a self service operation. Our European acquisitions included five automotive paint distribution businesses in the U.K., which enabled us to expand our collision product offerings. Our other acquisitions completed during the nine months ended September 30, 2013 enabled us to expand into new product lines and enter new markets. Total acquisition date fair value of the consideration for these acquisitions was $133.1 million, composed of $122.4 million of cash (net of cash acquired), $6.8 million of notes payable, $0.1 million of other purchase price obligations (non-interest bearing) and $3.9 million for the estimated value of contingent payments to former owners. The maximum amount of the contingent payment is $4.9 million. During the nine months ended September 30, 2013, we recorded $88.1 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2012 acquisitions. We expect $9.5 million of the $88.1 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2013, these acquisitions generated $56.0 million of revenue and $2.2 million of net income.
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
During the year ended December 31, 2012, we made 30 acquisitions in North America, including 22 wholesale businesses and 8 self service retail operations. These acquisitions enabled us to expand our geographic presence and to enter new markets. Additionally, two of our acquisitions were completed with a goal of improving the recovery from scrap and other metals harvested from the vehicles we purchase: a precious metals refining and reclamation business and a scrap metal shredder.
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
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited consolidated condensed financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2013 and the last three months of 2012 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
The preliminary purchase price allocations for the acquisitions completed during the nine months ended September 30, 2013 and the year ended December 31, 2012 are as follows (in thousands):

	Nine Months Ended September 30, 2013			Year Ended
	Sator	Other Acquisitions	Total	December 31, 2012
Receivables	$61,639	$38,329	$99,968	$15,473
Receivable reserves	(8,563)	(3,023)	(11,586)	(1,459)
Inventory	71,784	24,119	95,903	62,305
Prepaid expenses and other current assets	7,184	2,027	9,211	201
Property and equipment	19,484	12,517	32,001	31,930
Goodwill	139,158	88,103	227,261	201,742
Other intangibles	49,978	4,868	54,846	655
Other assets	2,049	1,232	3,281	187
Deferred income taxes	(15,222)	49	(15,173)	428
Current liabilities assumed	(49,593)	(34,438)	(84,031)	(22,910)
Debt assumed	—	(664)	(664)	(3,989)
Other noncurrent liabilities assumed	(5,074)	—	(5,074)	—
Contingent consideration liabilities	—	(3,854)	(3,854)	(5,456)
Other purchase price obligations	—	(86)	(86)	(1,647)
Notes issued	—	(6,782)	(6,782)	(15,990)
Cash used in acquisitions, net of cash acquired	$272,824	$122,397	$395,221	$261,470
Included in other noncurrent liabilities recorded for our Sator acquisition is a preliminary estimate for certain pension and other post-retirement obligations we assumed with the acquisition. Due to the immateriality of these plans, we have not provided the detailed disclosures otherwise prescribed by the accounting guidance on pensions and other post-retirement obligations.
The primary reason for our acquisitions made during the nine months ended September 30, 2013 and the year ended December 31, 2012 was to leverage our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to expand our market presence, to widen our product offerings, including paint and related equipment in the U.K., and to enter new markets, including continental Europe through the Sator acquisition. When we identify potential acquisitions, we attempt to target companies with a leading market share, an experienced management team and workforce that provide a fit with our existing operations and strong cash flows. For certain of our acquisitions, we have identified cost savings and synergies as a result of integrating the company with our existing business that provide additional value to the combined entity. In many cases, acquiring companies with these characteristics can result in purchase prices that include a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during the nine months ended September 30, 2013 as though they had been acquired as of January 1, 2012 and the effect of the businesses acquired during the year ended December 31, 2012 as though they had been acquired as of January 1, 2011. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue, as reported	$1,298,094	$1,016,707	$3,745,839	$3,055,015
Revenue of purchased businesses for the period prior to acquisition:
Sator	—	89,991	126,309	276,656
Other acquisitions	13,344	93,311	113,011	349,180
Pro forma revenue	$1,311,438	$1,200,009	$3,985,159	$3,680,851

Net income, as reported	$73,445	$54,048	$233,759	$199,037
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
Sator	—	1,465	5,345	4,742
Other acquisitions	1,791	4,396	7,812	18,822
Pro forma net income	$75,236	$59,909	$246,916	$222,601

Earnings per share-basic, as reported	$0.24	$0.18	$0.78	$0.67
Effect of purchased businesses for the period prior to acquisition:
Sator	—	0.00	0.02	0.02
Other acquisitions	0.01	0.01	0.03	0.06
Pro forma earnings per share-basic (a)	$0.25	$0.20	$0.83	$0.75

Earnings per share-diluted, as reported	$0.24	$0.18	$0.77	$0.66
Effect of purchased businesses for the period prior to acquisition:
Sator	—	0.00	0.02	0.02
Other acquisitions	0.01	0.01	0.03	0.06
Pro forma earnings per share-diluted (a)	$0.25	$0.20	$0.81	$0.74

(a) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The pro forma impact of our Sator acquisition reflects the elimination of acquisition related expenses totaling $3.6 million for the nine months ended September 30, 2013, which do not have a continuing impact on the our operating results. Additionally, the pro forma impact of our other acquisitions reflects the elimination of acquisition related expenses totaling $1.6 million and $2.0 million for the three and nine months ended September 30, 2013, respectively. Refer to Note 10, "Restructuring and Acquisition Related Expenses," for further information on our acquisition related expenses. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the period presented or of future results.

Note 10.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as advisory, legal and accounting fees, totaled $2.0 million and $6.0 million for the three and nine months ended September 30, 2013. Expenses incurred during the three and nine months ended September 30, 2013 included $1.4 million related to our U.K. paint acquisitions. Expenses for the nine months ended September 30, 2013 also included $3.6 million related to our acquisition of Sator in May 2013. These costs are expensed as incurred.
Acquisition Integration Plans
During the three and nine months ended September 30, 2013, we incurred $0.2 million and $1.4 million, respectively, of restructuring expenses primarily related to the integration of certain of our 2012 acquisitions. Our integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions. We expect our integration plans for these acquisitions to be completed by the end of 2013. Remaining costs to complete these integration activities are expected to be immaterial.
Beginning in the fourth quarter of 2013, we expect to initiate restructuring plans to integrate certain of our 2013 European acquisitions into our existing operations. Our restructuring plans include the closure of duplicate facilities, elimination of overlapping delivery routes and termination of employees in duplicate functions. Restructuring costs are estimated to be approximately $4.0 million, which includes severance, moving costs and other facility closure costs. The majority of the integration activities related to these acquisitions is expected to be completed by the end of 2014.
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
Refurbished Bumper and Wheel Restructuring
In the second quarter of 2012, we initiated a restructuring plan to improve the operational efficiency of our refurbished product operations and to reduce the cost structure of the related refurbished bumper and wheel product lines. As part of the restructuring plan, we consolidated certain of our bumper and wheel refurbishing operations, with a focus on increasing output at the remaining operations to improve economies of scale. Restructuring costs included the write off of disposed assets, severance costs for termination of overlapping headcount, costs to move equipment and inventory, and excess facility costs. These costs are expensed as incurred, when the costs meet the criteria to be accrued, or, in the case of non-performing lease reserves, at the cease-use date of the facility. During the nine months ended September 30, 2012, we incurred $1.1 million related to this restructuring plan. These restructuring activities were substantially completed in 2012.

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
Our effective income tax rate for the nine months ended September 30, 2013 was 34.6% compared with 36.3% for the comparable prior year period. We continued to expand our international operations during the last quarter of 2012 and the first nine months of 2013 with both acquisition related and organic growth in our European segment as well as acquisitions in Canada, which contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions. In the nine months ended September 30, 2013 and 2012, we recorded favorable discrete tax adjustments of $2.6 million and $1.2 million, respectively. Our favorable discrete tax adjustments during the nine months ended September 30, 2013 and 2012 included $1.6 million and $0.9 million, respectively, related to the revaluation of our net U.K. deferred tax liabilities as a result of reductions in the U.K. corporate income tax rate. In addition, we recorded a $0.9 million favorable deferred tax adjustment in the nine months ended September 30, 2013 resulting from changes in state tax legislation.

Note 12.	Accumulated Other Comprehensive Income
Changes in Accumulated Other Comprehensive Income were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(11,334)	$(6,730)	$(18,064)	$265	$(9,881)	$(9,616)
Pretax income (loss)	28,514	(15,315)	13,199	10,182	(3,557)	6,625
Income tax effect	—	5,647	5,647	—	1,259	1,259
Reclassification of unrealized loss	—	15,956	15,956	—	1,641	1,641
Reclassification of deferred income taxes	—	(5,849)	(5,849)	—	(585)	(585)
Hedge ineffectiveness	—	293	293	—	—	—
Income tax effect	—	(107)	(107)	—	—	—
Ending balance	$17,180	$(6,105)	$11,075	$10,447	$(11,123)	$(676)

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$10,850	$(10,091)	$759	$(2,071)	$(6,890)	$(8,961)
Pretax income (loss)	6,330	(14,170)	(7,840)	12,518	(11,266)	1,252
Income tax effect	—	5,305	5,305	—	3,981	3,981
Reclassification of unrealized loss	—	19,771	19,771	—	4,753	4,753
Reclassification of deferred income taxes	—	(7,211)	(7,211)	—	(1,701)	(1,701)
Hedge ineffectiveness	—	460	460	—	—	—
Income tax effect	—	(169)	(169)	—	—	—
Ending balance	$17,180	$(6,105)	$11,075	$10,447	$(11,123)	$(676)
Unrealized losses on our foreign currency forward contracts totaling $14.4 million and $15.1 million were reclassified to other expense in our Unaudited Consolidated Condensed Statements of Income during the three and nine months ended September 30, 2013, respectively. These losses offset the remeasurement of certain of our intercompany balances as discussed in Note 5, "Derivative Instruments and Hedging Activities." The remaining reclassification of unrealized losses related to our interest rate swap contracts and was recorded to interest expense in our Unaudited Consolidated Condensed Statements of Income during the three and nine months ended September 30, 2013 and 2012. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense during the three and nine months ended September 30, 2013 and 2012.

Note 13.	Segment and Geographic Information
We have three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. Our operations in North America, which include our Wholesale – North America and Self Service operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our Wholesale – Europe operating segment, which includes Sator, is presented as a separate reportable segment. Therefore, we present our reportable segments on a geographic basis.
The following table presents our financial performance, including revenue, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and depreciation and amortization by reportable segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
North America	$928,307	$835,324	$2,865,613	$2,547,743
Europe	369,787	181,383	880,226	507,272
Total revenue	$1,298,094	$1,016,707	$3,745,839	$3,055,015
EBITDA
North America	$108,314	$89,265	$362,281	$331,140
Europe	38,088	20,079	95,920	55,669
Total EBITDA	$146,402	$109,344	$458,201	$386,809
Depreciation and Amortization
North America	$16,417	$14,830	$48,555	$43,603
Europe	5,740	3,298	13,313	7,971
Total depreciation and amortization	$22,157	$18,128	$61,868	$51,574
EBITDA for our North American segment included gains of $0.5 million and $17.2 million during the three and nine months ended September 30, 2012 resulting from lawsuit settlements with certain of our aftermarket product suppliers as discussed in Note 7, "Commitments and Contingencies." Included within EBITDA of our European segment are losses of $0.8 million and $2.1 million during the three months ended September 30, 2013 and 2012, respectively, from the change in fair value of contingent consideration liabilities, primarily related to our 2011 ECP acquisition. During the nine month periods ended September 30, 2013 and 2012, our European segment recognized losses of $2.7 million and $1.9 million, respectively, related to the remeasurement of these contingent consideration liabilities. See Note 6, "Fair Value Measurements" for further information on our contingent consideration liabilities. For the three and nine months ended September 30, 2013, EBITDA for our European segment also included restructuring and acquisition related expenses of $1.6 million and $5.3 million, respectively, primarily related to our acquisitions of Sator and five automotive paint distribution businesses in the U.K.
The table below provides a reconciliation from EBITDA to Net Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
EBITDA	$146,402	$109,344	$458,201	$386,809
Depreciation and amortization	22,157	18,128	61,868	51,574
Interest expense, net	15,200	7,964	36,287	22,687
Loss on debt extinguishment	—	—	2,795	—
Provision for income taxes	35,600	29,204	123,492	113,511
Net income	$73,445	$54,048	$233,759	$199,037
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

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Capital Expenditures
North America	$14,960	$15,015	$48,662	$49,521
Europe	6,015	4,006	12,464	11,115
	$20,975	$19,021	$61,126	$60,636
The following table presents assets by reportable segment (in thousands):

	September 30, 2013	December 31, 2012
Receivables, net
North America	$260,413	$241,627
Europe	178,387	70,181
Total receivables, net	438,800	311,808
Inventory
North America	725,213	750,565
Europe	292,956	150,238
Total inventory	1,018,169	900,803
Property and Equipment, net
North America	441,940	434,010
Europe	89,957	60,369
Total property and equipment, net	531,897	494,379
Other unallocated assets	2,372,193	2,016,466
Total assets	$4,361,059	$3,723,456
We report net trade receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and income taxes.
Our operations are primarily conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium and France. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and other alternative parts operations in Guatemala and Costa Rica. Our revenue is attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
United States	$868,052	$784,270	$2,672,545	$2,394,581
United Kingdom	266,384	181,383	708,089	507,272
Other countries	163,658	51,054	365,205	153,162
	$1,298,094	$1,016,707	$3,745,839	$3,055,015

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	September 30, 2013	December 31, 2012
Long-lived Assets
United States	$411,957	$408,244
United Kingdom	69,309	60,369
Other countries	50,631	25,766
	$531,897	$494,379
The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Aftermarket, other new and refurbished products	$793,925	$562,750	$2,199,009	$1,676,006
Recycled, remanufactured and related products and services	349,411	317,877	1,060,681	967,250
Other	154,758	136,080	486,149	411,759
	$1,298,094	$1,016,707	$3,745,839	$3,055,015
Our North American reportable segment generates revenue from all of our product categories, while our European segment generates revenue primarily from the sale of aftermarket products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We provide replacement parts, components and systems needed to repair cars and trucks. Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers ("OEMs"), which are commonly known as OEM products; new products produced by companies other than the OEMs, which are sometimes referred to as aftermarket products; recycled products obtained from salvage vehicles; used products that have been refurbished; and used products that have been remanufactured.
We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products, recycled collision and mechanical products, refurbished collision products such as wheels, bumper covers and lights, and remanufactured engines. Collectively, we refer to these products as alternative parts because they are not new OEM products. We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States. Our wholesale operations also reach most major markets in Canada. We are a leading provider of alternative vehicle replacement products in the United Kingdom, and in the second quarter of 2013, we expanded our operations into continental Europe through the acquisition of Sator, a leading distributor of automotive aftermarket products in the Benelux region. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products. We have organized our businesses into three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. We aggregate our North American operating segments (Wholesale – North America and Self Service) into one reportable segment, resulting in two reportable segments: North America and Europe.
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
Acquisitions and Investments
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
On May 1, 2013, LKQ Netherlands B.V., a subsidiary of LKQ Corporation, entered into a sale and purchase agreement with H2 Sator B.V., Cooperatieve H2 Sator U.A. and H2 Sator U.A. (collectively the "Sellers") to acquire the shares of Sator, an automotive aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and Northern France.  With the acquisition of Sator, we expanded our geographic presence in the European automotive aftermarket products market into continental Europe to complement our existing U.K. operations.
Sator currently employs a three step distribution model by selling products to various distributors that service the end customer. As a result, the line item results vary from our U.K. business, which operates a two step distribution model. While Sator generates a lower gross margin rate than ECP, Sator should be able to gain more leverage in operating expenses as it does not require the same infrastructure in facilities, distribution and selling to service its customers.
In addition to our acquisition of Sator, we made 16 acquisitions during the nine months ended September 30, 2013, including seven wholesale businesses in our European segment, eight wholesale businesses in North America and a self service operation. Our European acquisitions included five automotive paint distribution businesses in the U.K., which enabled us to expand our collision product offerings. Our other acquisitions completed during the nine months ended September 30, 2013 enabled us to expand into new product lines and enter new markets.
During the year ended December 31, 2012, we made 30 acquisitions in North America (13 in the nine months ended September 30, 2012), including 22 wholesale businesses and 8 self service retail operations. These acquisitions enabled us to expand our geographic presence and to enter new markets. Additionally, two of our acquisitions were completed with a goal of improving the recovery from scrap and other metals harvested from the vehicles we purchase: a precious metals refining and reclamation business and a scrap metal shredder.
In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop an alternative vehicle replacement parts business in those countries. Under the terms of the agreement, we will contribute our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts, while Suncorp will supply salvage vehicles to the venture as well as assist in establishing relationships with repair shops as customers. Our investment will expand our geographic presence into Australia and New Zealand and will provide the opportunity to establish a leadership position in the supply of alternative parts in those countries.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle replacement products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the nine months ended September 30, 2013, sales of vehicle replacement products and services represented approximately 87% of our consolidated sales.
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
There is no standard price for many of our products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM product prices, the age and mileage of the vehicle from which the part was obtained, competitor pricing and our product cost.
For the nine months ended September 30, 2013, revenue from other sources represented approximately 13% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
Cost of Goods Sold
Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, duty and overhead costs including labor, fuel expense, and facility and machinery costs related to the purchasing, warehousing and distribution of our inventory. Our aftermarket products are acquired from a number of vendors. Our cost of goods sold for refurbished products includes the price we pay for inventory, freight, and costs to refurbish the parts, including direct and indirect labor, facility costs including rent and utilities, machinery and equipment costs including equipment rental, repairs and maintenance, depreciation and other overhead related to refurbishing operations.
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, storage and towing fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as "total losses" by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), the prices of scrap steel, aluminum and other materials, and the status of laws regulating bidders or exporters of salvage vehicles. Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and to dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling account for approximately 9% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores, freight, costs to remanufacture the products, including direct and indirect labor, rent, depreciation and other overhead related to remanufacturing operations.
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
Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel, advertising, promotion and marketing costs, telephone and other communication expenses, credit card fees and bad debt expense. Personnel costs account for approximately 80% of our selling and marketing expenses. Most of our product sales personnel are paid on a commission basis. The number and quality of our sales force are critical to our ability to respond to our customers’ needs and to increase our sales volume. Our objective has been to continually evaluate our sales force, to develop and implement training programs, and to utilize appropriate measurements to assess our selling effectiveness.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on March 1, 2013, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the nine months ended September 30, 2013.
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
Results of Operations—Consolidated
The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.1%	59.7%	59.2%	58.1%
Gross margin	39.9%	40.3%	40.8%	41.9%
Facility and warehouse expenses	8.3%	8.5%	8.3%	8.3%
Distribution expenses	8.4%	9.2%	8.5%	9.1%
Selling, general and administrative expenses	11.8%	11.9%	11.7%	11.9%
Restructuring and acquisition related expenses	0.2%	0.0%	0.2%	0.1%
Depreciation and amortization	1.6%	1.6%	1.5%	1.5%
Operating income	9.5%	9.0%	10.6%	10.9%
Other expense, net	1.1%	0.8%	1.0%	0.7%
Income before provision for income taxes	8.4%	8.2%	9.5%	10.2%
Provision for income taxes	2.7%	2.9%	3.3%	3.7%
Net income	5.7%	5.3%	6.2%	6.5%
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue. Our revenue increased 27.7% to $1.3 billion for the three months ended September 30, 2013 from $1.0 billion for the comparable period of 2012. The increase in revenue was due to 17.4% acquisition related revenue growth and 10.8% organic growth (reflecting 11.7% growth in parts and services revenue and a 5.0% increase in other revenue), partially offset by a 0.5% unfavorable impact from foreign currency exchange primarily in our European operations. Refer to the discussion of our segment results of operations for factors contributing to revenue growth during the third quarter of 2013 compared to the third quarter of 2012.
Cost of Goods Sold. Our cost of goods sold increased to 60.1% of revenue in the three months ended September 30, 2013 from 59.7% of revenue in the comparable period of 2012. Our cost of goods sold for the three months ended September 30, 2013 reflects a 0.9% increase as a percentage of revenue as a result of lower gross margins generated by our 2013 European acquisitions, primarily due to lower gross margins from Sator's sales to wholesale distributors compared to our revenue generated from sales directly to professional repairers. The increase in cost of goods sold was partially offset by a reduction in warranty expense, primarily related to our remanufactured engine product line in North America, which resulted in 0.4% lower cost of goods sold as a percentage of revenue compared to the prior year quarter.
Facility and Warehouse Expenses. Facility and warehouse expenses for the three months ended September 30, 2013 decreased to 8.3% of revenue from 8.5% during the prior year quarter. The decrease in facility and warehouse expenses is due to a greater proportion of revenue generated by our European operations, including primarily the effect of organic revenue growth in the U.K. Our U.K. operations store a majority of their inventory at the national distribution center, the costs of which are capitalized in inventory and expensed through cost of goods sold.
Distribution Expenses. As a percentage of revenue, distribution expenses for the third quarter of 2013 decreased to 8.4% from 9.2% in the prior year quarter. The reduction in distribution expenses reflects a 0.3% benefit from the acquisition of Sator, which generates lower distribution costs than our North American and U.K. operations as a result of supplying a relatively smaller number of wholesale distributor customers. In our North American operations, improved leveraging of our distribution network reduced expense by 0.2% of revenue. Additionally, fuel expense decreased by 0.1% of revenue due to a reduction in the average price we pay for fuel.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2013 decreased to 11.8% of revenue from 11.9% of revenue in the prior year quarter as a result of relatively lower general and administrative costs incurred by our Sator business compared to our other operations.
Restructuring and Acquisition Related Expenses. During the three months ended September 30, 2013 and 2012, we incurred $2.2 million and $0.1 million of restructuring and acquisition related expenses, respectively. In the third quarter of 2013, we incurred $2.0 million of external costs primarily related to our acquisitions of five automotive paint distribution businesses in the U.K. We also incurred $0.2 million during the third quarter of 2013 related to the integration of certain of our acquisitions into our existing business. See Note 10, "Restructuring and Acquisition Related Expenses" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.6% during each of the three month periods ended September 30, 2013 and 2012. Higher expense in the current year period resulting from increased levels of property and equipment and higher levels of intangible assets as a result of business acquisitions was offset by acquisition related revenue growth combined with leveraging of our existing facilities to generate organic revenue growth.
Other Expense, Net. Total other expense, net increased to $14.4 million for the three months ended September 30, 2013 from $8.2 million for the comparable prior year quarter. Interest expense increased by $7.2 million compared to the three months ended September 30, 2012 due to the impact of our senior notes, which incur higher interest rates than our credit facility borrowings, combined with higher average outstanding debt balances. During the three months ended September 30, 2013, we recorded adjustments to the fair value of our contingent consideration liabilities resulting in expense of $0.7 million, compared to $1.9 million during the prior year quarter.
Provision for Income Taxes. Our effective income tax rate was 32.6% and 35.1% for the three months ended September 30, 2013 and 2012, respectively. We continued to expand our international operations during the last quarter of 2012 and the first nine months of 2013 with both acquisition related and organic growth in our European segment as well as acquisitions in Canada, which contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions. In the three months ended September 30, 2013 and 2012, we recorded favorable discrete tax adjustments of $2.9 million and $1.3 million, respectively. Our favorable discrete tax adjustments during the three months ended September 30, 2013 and 2012 included $1.6 million and $0.9 million, respectively, related to the revaluation of our net U.K. deferred tax liabilities as a result of reductions in the U.K. corporate income tax rate. In addition, we recorded a $0.9 million favorable deferred tax adjustment in the three months ended September 30, 2013 resulting from changes in state tax legislation.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue. Our revenue increased 22.6% to $3.7 billion for the nine months ended September 30, 2013 from $3.1 billion for the comparable period of 2012. The increase in revenue was due to 13.2% acquisition related revenue growth and 9.9% organic growth driven by greater parts and services revenue, partially offset by a 0.4% unfavorable impact from foreign currency exchange primarily in our European operations. Refer to the discussion of our segment results of operations for factors contributing to revenue growth during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Cost of Goods Sold. Our cost of goods sold increased to 59.2% of revenue in the nine months ended September 30, 2013 from 58.1% of revenue in the comparable period of 2012. Our cost of goods sold for the nine months ended September 30, 2013 reflects a 0.7% increase as a percentage of revenue as a result of the lower gross margins generated by certain of our acquisitions, including our 2013 acquisitions of Sator and five U.K.-based paint distribution businesses, as well as our 2012 acquisition of a precious metals refining and reclamation business. In the prior year period, we recognized a gain on lawsuit settlements totaling $17.2 million that did not reoccur in 2013, thus accounting for 0.6% of the increase in the current year period cost of goods sold as a percentage of revenue. See Note 7, "Commitments and Contingencies" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the lawsuit settlements. These increases in cost of goods sold were partially offset by lower vehicle costs in our North American wholesale salvage operations, which reduced cost of goods sold by 0.2% of revenue.
Facility and Warehouse Expenses. For the nine months ended September 30, 2013, facility and warehouse expenses remained flat with the prior year period at 8.3% of revenue. Our North American operations increased facility and warehouse expenses by 0.2% of revenue, which reflects increased weighting of our self service business. During 2012, we completed the acquisition of eight self service retail operations, which generally incur greater facility costs as a percentage of revenue compared to our wholesale operations, as our self service business tends to require a larger facility footprint to generate its sales than our wholesale operations. Higher costs in North America were offset by a greater proportion of revenue generated by our European operations, which incur lower facility and warehouse costs as a percentage of revenue, combined with improved leveraging of facility and warehouse personnel in our U.K. operations related to 42 new branch openings completed since the beginning of 2012.
Distribution Expenses. As a percentage of revenue, distribution expenses for the first nine months of 2013 decreased to 8.5% from 9.1% in the prior year period. In our North American operations, improved leveraging of our distribution network contributed 0.2% of the reduction in distribution expenses as a percentage of revenue. Fuel expense also decreased by 0.1% of revenue due to a reduction in the average price we pay for fuel. Our European operations contributed the remainder of the decrease, including a 0.2% benefit from our 2013 acquisitions, as well as a 0.1% benefit from our existing U.K. operations, primarily as a result of improved leverage related to 42 branch openings since the beginning of 2012.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the nine months ended September 30, 2013 decreased to 11.7% of revenue from 11.9% of revenue in the prior year period. The reduction in expense as a percentage of revenue reflects an equal impact from improved leveraging of general and administrative overhead costs and relatively lower general and administrative expenses incurred by our Sator business compared to our other operations.
Restructuring and Acquisition Related Expenses. During the nine months ended September 30, 2013 and 2012, we incurred $7.4 million and $2.6 million of restructuring and acquisition related expenses, respectively. Acquisition related expenses for the nine months ended September 30, 2013 totaling $6.0 million consist of external costs primarily related to our acquisitions of Sator and five automotive paint distribution businesses in the U.K. In the first nine months of 2013, we also incurred $1.4 million related to the integration of certain of our acquisitions into our existing business. Restructuring and acquisition related expenses during the nine months ended September 30, 2012 included $1.1 million of costs related to the restructuring of our bumper refurbishing operations, as well as $1.1 million related to the integration of certain of our acquisitions into our existing business and $0.4 million of acquisition related expenses. See Note 10, "Restructuring and Acquisition Related Expenses" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.5% during each of the nine month periods ended September 30, 2013 and 2012. Higher expense in the current year period resulting from increased levels of property and equipment and higher levels of intangible assets as a result of business acquisitions was offset by acquisition related revenue growth combined with leveraging of our existing facilities to generate organic revenue growth.
Other Expense, Net. Total other expense, net increased to $39.1 million for the nine months ended September 30, 2013 from $21.1 million for the comparable prior year period. Interest expense increased by $13.6 million compared to the prior year period due to higher average outstanding debt balances combined with the impact of our senior notes, which incur higher interest rates than our credit facility borrowings. In May 2013, we executed an amended and restated senior secured credit agreement, and as a result, we expensed a portion of capitalized debt issuance costs related to the prior agreement, as well as a portion of the fees incurred with the amendment. The resulting loss on debt extinguishment for the nine months ended September 30, 2013 totaled $2.8 million. The impact of foreign currency fluctuations in the British pound, the Canadian dollar, and other currencies was a loss of $1.1 million during the nine months ended September 30, 2013 compared to a gain of $0.6 million during the prior year period.
Provision for Income Taxes. Our effective income tax rate was 34.6% and 36.3% for the nine months ended September 30, 2013 and 2012, respectively. We continued to expand our international operations during the last quarter of 2012 and the first nine months of 2013 with both acquisition related and organic growth in our European segment as well as acquisitions in Canada, which contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower rate jurisdictions. In the nine months ended September 30, 2013 and 2012, we recorded favorable discrete tax adjustments of $2.6 million and $1.2 million, respectively. Our favorable discrete tax adjustments during the nine months ended September 30, 2013 and 2012 included $1.6 million and $0.9 million, respectively, related to the revaluation of our net U.K. deferred tax liabilities as a result of reductions in the U.K. corporate income tax rate. In addition, we recorded a $0.9 million favorable deferred tax adjustment in the nine months ended September 30, 2013 resulting from changes in state tax legislation.
Results of Operations—Segment Reporting
We have three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. Our operations in North America, which include our Wholesale – North America and Self Service operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our Wholesale – Europe operating segment, which includes Sator, is presented as a separate reportable segment.

The following table presents our financial performance, including revenue and EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	% of Revenue	2012	% of Revenue	2013	% of Revenue	2012	% of Revenue
Revenue
North America	$928,307		$835,324		$2,865,613		$2,547,743
Europe	369,787		181,383		880,226		507,272
Total revenue	$1,298,094		$1,016,707		$3,745,839		$3,055,015
EBITDA
North America	$108,314	11.7%	$89,265	10.7%	$362,281	12.6%	$331,140	13.0%
Europe	38,088	10.3%	20,079	11.1%	95,920	10.9%	55,669	11.0%
Total EBITDA	$146,402	11.3%	$109,344	10.8%	$458,201	12.2%	$386,809	12.7%

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
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
North America
Revenue. Revenue in our North American segment increased 11.1% to $928.3 million for the three months ended September 30, 2013 from $835.3 million for the three months ended September 30, 2012. The increase in revenue reflects 6.0% organic growth (which included 6.2% organic growth in parts and services revenue and 4.8% growth in other revenue) and 5.4% acquisition related revenue growth. Our organic growth in parts and services revenue was primarily due to higher sales volumes as a result of improved alternative parts demand compared to the prior year quarter, as well as higher inventory purchases that contributed to a greater volume of parts available for sale. The 4.8% increase in other revenue was primarily due to increased scrap and core volume in our salvage operations, partially offset by reduced volume from our furnace operations.
EBITDA. As a percentage of revenue, EBITDA in our North American segment increased to 11.7% for the three months ended September 30, 2013 from 10.7% for the three months ended September 30, 2012. Lower warranty expense, primarily in our remanufactured engine product line, reduced our cost of goods sold by 0.4% of revenue compared to the prior year quarter. Our wholesale salvage operations contributed an additional 0.8% improvement at the gross margin line as a result of various factors, spread almost evenly among pricing improvements, higher core contributions and lower parts costs.  Our self service operations experienced a 0.3% reduction in gross margin caused by a narrowing spread between the prices received for scrap and other metals and the cost of the scrap component of the cars that we crushed.  Operating expenses for the third quarter of 2013 were roughly flat with the prior year quarter.
Europe
Revenue. Revenue in our European segment more than doubled to $369.8 million for the three months ended September 30, 2013 from $181.4 million for the three months ended September 30, 2012. The increase in revenue includes 72.8% acquisition related revenue growth, primarily as a result of our Sator acquisition in May 2013, and 33.0% organic revenue growth. Our organic revenue growth was a result of higher sales volumes, including a 24.4% increase from same store sales growth and an 8.6% increase from 22 branch openings since the beginning of the third quarter of 2012 through the one year anniversary of their respective opening dates. The increase in revenue was partially offset by the weakening of the British pound against the U.S. dollar, which decreased revenue by 1.9% compared to the prior year quarter.
EBITDA. As a percentage of revenue, EBITDA in our European segment decreased to 10.3% for the three months ended September 30, 2013 from 11.1% for the three months ended September 30, 2012. Our acquisition of Sator contributed 1.2% of the decrease in EBITDA as a percentage of revenue. We believe that Sator's negative effect on our EBITDA margin will diminish over time as we integrate Sator into our European operations, which we believe will result in cost savings, primarily in purchasing synergies. The EBITDA margin in our UK operations was flat compared to the prior year, as a gross margin decline of 1.2% of revenue primarily due to downward pressure on selling prices was offset by improved leveraging of operating expenses. During the three months ended September 30, 2013, we incurred $1.6 million of acquisition related expenses, primarily related to our acquisitions of five paint distributions businesses in the U.K., which decreased EBITDA by 0.4% of revenue. These decreases in EBITDA as a percentage of revenue were partially offset by a reduction in losses from the remeasurement of our contingent payment liabilities, which increased EBITDA by 0.9% of revenue.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
North America
Revenue. Revenue in our North American segment increased 12.5% to $2.9 billion for the nine months ended September 30, 2013 from $2.5 billion for the nine months ended September 30, 2012. The increase in revenue was due to 7.6% acquisition related revenue growth from our acquisitions during the last three months of 2012 and the first nine months of 2013, as well as 5.0% organic growth primarily due to greater parts and services revenue. Our organic growth in parts and services revenue was primarily a result of increased sales volumes. Our sales volumes increased as a result of improved alternative parts demand compared to the prior year period, as well as higher inventory purchases that contributed to a greater volume of parts available for sale. Additionally, in the first two quarters of 2012, we experienced milder winter weather conditions, which contributed to fewer and less severe vehicle accidents, resulting in lower insurance claims. During the nine months ended September 30, 2013, other revenue was flat with the prior year period as increased volume of scrap and core revenue from our salvage operations was offset by a reduction in sales volume from our furnace operations.
EBITDA. As a percentage of revenue, EBITDA in our North American segment decreased to 12.6% for the nine months ended September 30, 2013 from 13.0% for the nine months ended September 30, 2012. In the prior year period, we recognized a gain on lawsuit settlements totaling $17.2 million, which decreased EBITDA as a percentage of revenue by 0.7% as it did not reoccur in 2013. In our self service operations, a narrowing spread between the prices received for scrap and other metals and the cost of the scrap component of the cars that we crushed resulted in a decrease in EBITDA of 0.2% of revenue.  EBITDA as a percentage of revenue also decreased by 0.2% as a result of lower margins generated by our precious metals refining and reclamation business that we acquired in the second quarter of 2012. These decreases were partly offset by a 0.6% improvement in EBITDA margin from our wholesale salvage operations, including a 0.3% benefit from lower vehicle costs and an additional 0.3% benefit spread almost evenly among pricing improvements, higher core contributions and lower parts costs.  Operating expenses for the nine months ended September 30, 2013 were roughly flat with the prior year period.
Europe
Revenue. Revenue in our European segment increased 73.5% to $880.2 million for the nine months ended September 30, 2013 from $507.3 million for the nine months ended September 30, 2012. The increase in revenue includes 41.3% acquisition related revenue growth, primarily as a result of our Sator acquisition in May 2013. Our organic revenue increased 34.3% due to greater sales volumes, including a 21.6% increase from same store sales growth and a 12.7% increase from 42 branch openings since the beginning of 2012 through the one year anniversary of their respective opening dates. The increase in revenue from higher sales volumes and 2013 acquisitions was partially offset by the weakening of the British pound against the U.S. dollar, which decreased revenue by 2.1% compared to the prior year period.
EBITDA. As a percentage of revenue, EBITDA in our European segment decreased to 10.9% for the nine months ended September 30, 2013 from 11.0% for the nine months ended September 30, 2012. Our existing U.K. operations improved EBITDA margins by 1.5% of revenue, primarily as a result of improved leveraging of our operating expenses. This improvement was partially offset by the impact of Sator, which decreased EBITDA by 0.9% of revenue. During the first nine months of 2013, we incurred $5.3 million of acquisition related expenses related to our acquisitions of Sator and five U.K.-based paint distribution businesses, which decreased EBITDA by 0.6% of revenue.
2013 Outlook
We estimate that full year 2013 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities), will be in the range of $313 million to $333 million and $1.03 to $1.10, respectively.
Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Cash and equivalents	$107,337	$59,770	$69,214
Total debt	1,312,055	1,118,478	981,846
Net debt (total debt less cash and equivalents)	1,204,718	1,058,708	912,632
Current maturities	61,123	71,716	52,103
Capacity on credit facilities (a)	1,430,000	1,030,000	1,030,000
Availability on credit facilities (a)	1,166,921	356,143	485,666
Total liquidity (cash and equivalents plus availability on credit facilities)	1,274,258	415,913	554,880

(a) Includes our revolving credit facility and our receivables securitization facility.
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
As of September 30, 2013, we had debt outstanding and additional available sources of financing, as follows:

•
Senior secured credit facility maturing in May 2018, composed of $450 million in term loans ($444 million outstanding at September 30) and $1.35 billion in revolving credit ($200 million outstanding at September 30), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior unsecured notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Receivables securitization facility with availability up to $80 million ($10 million outstanding at September 30), maturing in September 2015 and bearing interest at variable commercial paper rates
The Sator acquisition was the catalyst for our May 2013 financing transactions. Had we simply paid for Sator with the unamended credit facility, the remaining availability under our credit facility would have been approximately $115 million, which we judged to be too low for a company our size. Given that Sator is a long-term asset, we considered alternative financing options and decided to issue long-term notes to fund this acquisition. In connection with the notes transaction, we took the opportunity to amend our credit facility by increasing the overall size of the revolver, resetting the term loan, extending the maturity, and adjusting certain covenants. We see a number of strategic benefits from this refinancing. By issuing the notes, we diversified our financing structure by adding a long-term fixed rate instrument and reducing our reliance on the bank market. We also believe the interest rate on the notes was favorable. Although higher than today's floating rate debt, the 10-year fixed rate of 4.75% reduces our risk of future interest rate increases, which we have seen in the market subsequent to our offering. The new structure provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding.
As of September 30, 2013, we had $1.2 billion available on our credit facilities. Combined with $107.3 million of cash and equivalents at September 30, 2013, we had $1.3 billion in available liquidity, an increase of $858 million over our available liquidity as of December 31, 2012. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we have adequate capacity currently to execute our growth strategy, from time to time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the unaudited consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding against our credit agreement at September 30, 2013 was 3.1%. Including the borrowings on our senior notes and receivables securitization program, our overall weighted average interest rate on borrowings was 3.9% at September 30, 2013. Cash interest payments were $22.9 million for the nine months ended September 30, 2013, but we have yet to make an interest payment on our senior notes issued in May 2013. We will make our first semiannual interest payment of $14 million in the fourth quarter of 2013. Of our outstanding credit agreement borrowings of $644.2 million and $974.6 million at September 30, 2013 and December 31, 2012, $22.5 million and $31.9 million were classified as current maturities, respectively. We have scheduled repayments of $5.6 million each quarter on the term loan through its maturity in May 2018 but no other significant principal payments on our credit facilities prior to the maturity of the receivables securitization program in September 2015. We currently expect that we will extend the receivables securitization facility when the original three year term expires, but there can be no assurance that we will be able to do so on acceptable terms.
The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $450.9 million and $1.2 billion during the three and nine months ended September 30, 2013, respectively, and $319.7 million and $932.0 million during the three and nine months ended September 30, 2012, respectively. Our aftermarket purchases during the three and nine months ended September 30, 2013 included $82.9 million and $129.0 million, respectively, from our May 2013 acquisition of Sator. We normally pay for salvage vehicles acquired at salvage auctions and under some direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 71,000 and 211,000 wholesale salvage vehicles (including cars and trucks) in the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, we acquired 62,000 and 192,000 wholesale salvage vehicles, respectively. In addition, we acquired approximately 128,000 and 391,000 lower cost self service and crush only vehicles in the three and nine months ended September 30, 2013, respectively, compared to 106,000 and 302,000 during the three and nine months ended September 30, 2012, respectively.
Net cash provided by operating activities totaled $340.9 million for the nine months ended September 30, 2013, compared to $182.1 million during the nine months ended September 30, 2012. During the first nine months of 2013, our EBITDA increased by $71.4 million compared to the prior year period, due to both acquisition related growth and organic growth. While we generated greater pretax income during the first nine months of 2013 compared to the first nine months of 2012, we reduced our cash payments for income taxes to $82.5 million for the nine months ended September 30, 2013 from $110.9 million during the prior year period due to prepayments in 2012 that were offset against our 2013 tax payments. Cash payments for incentive compensation were lower during the nine months ended September 30, 2013, including $8.0 million lower bonus payments and a $5.9 million payment under our long-term incentive plan in the prior year period that did not reoccur in the current year period. Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $51.9 million during the nine months ended September 30, 2013, compared to $68.0 million in the prior year period. Other operating cash flows exceeded the prior year period primarily due to the timing of payments of various accrued liabilities, such as interest and value added tax.
Net cash used in investing activities totaled $464.8 million for the nine months ended September 30, 2013, compared to $193.1 million for the same period of 2012. We invested $396.0 million of cash, net of cash acquired, in business acquisitions during the first nine months of 2013, including our acquisition of Sator for $272.8 million, compared to $133.1 million for business acquisitions in the comparable prior year period. In the third quarter of 2013, we entered into an agreement with Suncorp Group to develop an alternative automotive products business in Australia and New Zealand, for which our initial investment in the nine months ended September 30, 2013 totaled $9.1 million. Property and equipment purchases were $61.1 million and $60.6 million in the nine months ended September 30, 2013 and 2012, respectively.
Net cash provided by financing activities totaled $169.3 million for the nine months ended September 30, 2013, compared to $31.3 million during the nine months ended September 30, 2012. The greater cash inflows during the first nine months of 2013 reflect the proceeds of our $600 million senior notes offering in May 2013 as well as term loan proceeds of $35 million under our amended credit agreement. Net repayments of bank borrowings, including repayments from the senior notes proceeds, totaled $391.8 million during the first nine months of 2013, compared to net borrowings of $15.1 million during the prior year period, which included $200 million of available term loan borrowings and $77.3 million of initial borrowings under our receivables securitization facility. In connection with our 2013 financing transactions, we paid $16.9 million in debt issuance costs. In March 2013, we made a payment of $33.9 million ($31.5 million included in financing cash flows and $2.4 million included in operating cash flows) for the 2012 earnout period under the contingent payment agreement related to our 2011 acquisition of ECP. Cash generated from exercises of stock options provided $13.6 million and $14.2 million in the nine months ended September 30, 2013 and 2012, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $16.0 million and $11.1 million in the nine months ended September 30, 2013 and 2012, respectively.

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
2013 Outlook
We estimate that our capital expenditures for 2013, excluding business acquisitions, will be between $85 million and $100 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2013 will be approximately $340 million.
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
As of September 30, 2013, we held seven interest rate swap contracts representing a total of $520 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. With the proceeds of our $600 million senior notes offering in May 2013, we repaid our U.S. dollar denominated revolver borrowings, and as a result our interest rate swap contract representing $100 million of notional amount exceeded the corresponding variable rate debt. Therefore, this interest rate swap contract no longer qualifies as an effective hedge, and any changes in the fair value of the interest rate swap contract are recorded in earnings through the maturity of the contract in October 2013, the effects of which are not expected to be material to our results of operations. As of September 30, 2013, the fair value of this swap contract was immaterial.
Our other interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2015 through December 2016. In total, we had 82% and 64% of our variable rate debt under our credit facility at fixed rates at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the fair market value of these swap contracts was a net liability of $9.5 million. The values of such contracts are subject to changes in interest rates.
At September 30, 2013, we had $129.0 million of variable rate debt that was not hedged, including $10.0 million of outstanding debt under the receivables securitization facility, which bears interest based on commercial paper rates. Using sensitivity analysis, a 100 basis point movement in the interest rates would change interest expense by $1.3 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.

The proceeds of our May 2013 senior notes offering were also used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, in the second quarter of 2013 we entered into euro-denominated and pound sterling-denominated intercompany notes, which we intend to settle and which may incur transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, in May 2013 we entered into foreign currency forward contracts to sell €150.0 million for $195.0 million and £70.0 million for $105.8 million. The gains or losses from the remeasurement of these contracts are recorded to earnings to offset the remeasurement of the related notes. As of September 30, 2013, the fair market value of these forward contracts was a liability of $15.4 million.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at September 30, 2013 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 29% of our revenue during the nine months ended September 30, 2013. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and a 2% change in our operating income for the nine months ended September 30, 2013.
Other than with respect to our intercompany transactions denominated in euro and pound sterling and a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of September 30, 2013, we had amounts outstanding under our revolving credit facility denominated in Canadian dollars of CAD $110.0 million ($106.7 million), pounds sterling of £50.0 million ($80.9 million) and euros of €9.0 million ($12.2 million).
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin rate. As of September 30, 2013, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business. The notional amount and fair value of these forward contracts at September 30, 2013 were immaterial.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
As of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.Risk Factors.
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal year 2012 and our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K for information concerning risks and uncertainties that could negatively impact us. The following statements represent changes and/or additions to the risks and uncertainties previously disclosed in such reports.

1.	The risk factor entitled “We could be subject to recalls or product liability clams” is replaced by the following:
We could be subject to product liability claims and involved in product recalls.
If customers of repair shops that purchase our products are injured or suffer property damage, we could be subject to product liability claims by such customers. The successful assertion of this type of claim could have an adverse effect on our business, results of operations or financial condition.  In addition, we may become involved in the recall of a product that is determined to be defective.  The expenses of a recall and the damage to our reputation could have an adverse effect on our business, results of operations or financial condition.
We have agreed to defend and indemnify in certain circumstances insurance companies and customers against claims and damages relating to product liability and product recalls. The existence of claims or damages for which we must defend and indemnify these parties could also negatively impact our business, results of operations or financial condition.

2.	The risk factor entitled “We operate in foreign jurisdictions, which exposes us to foreign exchange and other risks” is replaced by the following:
We operate in foreign jurisdictions, which exposes us to foreign exchange and other risks.
We have operations in the U.K., Canada, Mexico, Taiwan, the Netherlands, Belgium, France, Guatemala and Costa Rica, and we may expand our operations into other countries. Our foreign operations expose us to additional risks associated with international business, which could have an adverse effect on our business, results of operations and/or financial condition, including import and export requirements and compliance with anti-corruption laws, such as the U.K. Bribery Act 2010 and the Foreign Corrupt Practices Act. We also incur costs in currencies, other than our functional currencies, in the countries in which we operate. We are thus subject to foreign exchange exposure to the extent that we operate in different currencies, as well as exposure to foreign tax and other foreign and domestic laws. In addition, Mexico is currently experiencing a heightened level of criminal activity that could affect our ability to maintain our supply of certain aftermarket products.

3.	The risk factor entitled “Our credit agreement places restrictions on our business” is replaced by the following:
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
As of September 30, 2013, we had $1,312.1 million aggregate principal amount of debt outstanding. Our significant amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position.
For example, it could:

•
increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a disadvantage compared to competitors that may have proportionately less debt;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and

•	increase our cost of borrowing.
As of September 30, 2013, we also had $1,096.9 million of undrawn availability (after giving effect to approximately $53.2 million of outstanding letters of credit) under the Revolving Credit Facility and $70.0 of undrawn availability under our accounts receivable securitization program. If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the ability to service such debt would increase.
Our senior secured credit facilities impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
Our senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur, assume or permit to exist additional indebtedness (including guarantees thereof);

•	pay dividends or certain other distributions on our capital stock or repurchase our capital stock or prepay subordinated indebtedness;

•	incur liens on assets;

•	make certain investments or other restricted payments;

•	allow to exist certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with affiliates;

•	sell certain assets or merge or consolidate with or into other companies;

•	guarantee indebtedness; and

•	alter the business that we conduct.
As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. The failure to comply with any of these covenants would cause a default under the credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facilities or it may be on terms that are not acceptable to us.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the senior secured credit facilities will limit the use of the proceeds from any disposition of our assets; as a result, our senior secured credit facilities may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Certain borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Item 6.	Exhibits.
Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2013.

LKQ CORPORATION

/s/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller (As duly authorized officer and Principal Accounting Officer)