Form 10-K
period 2013-12-31
LKQ CORP
filed 2014-03-03
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $7.7 billion (based on the closing sale price on the NASDAQ Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 21, 2014 was 301,383,141.
Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 5, 2014, described in Part III hereof, are incorporated by reference in this report.

PART I
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements. Words such as "may," "will," "plan," "should," "expect," "anticipate," "believe," "if," "estimate," "intend," "project" and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things:

•	uncertainty as to changes in North American and European general economic activity and the impact of these changes on the demand for our products and our ability to obtain financing for operations;

•	fluctuations in the pricing of new original equipment manufacturer (“OEM”) replacement products;

•	the availability and cost of our inventory;

•	variations in the number of vehicles sold, vehicle accident rates, miles driven, and the age profile of vehicles in accidents;

•	changes in state or federal laws or regulations affecting our business;

•	changes in the types of replacement parts that insurance carriers will accept in the repair process;

•	inaccuracies in the data relating to our industry published by independent sources upon which we rely;

•	changes in the level of acceptance and promotion of alternative automotive parts by insurance companies and auto repairers;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	increasing competition in the automotive parts industry;

•	uncertainty as to the impact on our industry of any terrorist attacks or responses to terrorist attacks;

•	our ability to satisfy our debt obligations and to operate within the limitations imposed by financing agreements;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	declines in the values of our assets;

•	fluctuations in fuel and other commodity prices;

•	fluctuations in the prices of scrap metal and other metals;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	our ability to identify sufficient acquisition candidates at reasonable prices to maintain our growth objectives;

•	our ability to integrate, realize expected synergies, and successfully operate acquired companies and any companies acquired in the future, and the risks associated with these companies;

•	claims by OEMs or others that attempt to restrict or eliminate the sale of alternative automotive products;

•	termination of business relationships with insurance companies that promote the use of our products;

•	product liability claims by the end users of our products or claims by other parties who we have promised to indemnify for product liability matters;

•	costs associated with recalls of the products we sell;

•	currency fluctuations in the U.S. dollar, pound sterling and euro versus other currencies;

•	instability in regions in which we operate that can affect our supply of certain products; and

•	interruptions, outages or breaches of our operational systems, security systems, or infrastructure as a result of attacks on, or malfunctions of, our systems.
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

ITEM 1.     BUSINESS
OVERVIEW
LKQ Corporation ("LKQ" or the "Company") provides replacement parts, components and systems needed to repair cars and trucks. Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers ("OEMs"); new products produced by companies other than the OEMs, which are sometimes referred to as aftermarket products; recycled products obtained from salvage vehicles; used products that have been refurbished; and used products that have been remanufactured.
We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products, recycled collision and mechanical products, refurbished collision products such as wheels, bumper covers and lights, and remanufactured engines. Collectively, we refer to these products as alternative parts because they are not new OEM products. We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States. Our wholesale operations also reach most major markets in Canada. We are a leading provider of alternative vehicle replacement products in the United Kingdom, and in the second quarter of 2013, we expanded our operations into continental Europe through the acquisition of Sator Beheer B.V. ("Sator"), a leading distributor of vehicle mechanical aftermarket products in the Benelux region. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products. We have organized our businesses into three operating segments: Wholesale – North America; Wholesale – Europe; and Self Service. We aggregate our North American operating segments (Wholesale – North America and Self Service) into one reportable segment, resulting in two reportable segments: North America and Europe. See Note 13, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for financial information by reportable segment and by geographic region.
The majority of our products and services are sold to collision repair shops, also known as body shops, and mechanical repair shops. We also generate a portion of our revenue from scrap sales to metal recyclers. Additionally, we indirectly rely on insurance companies, which ultimately pay for the majority of collision repairs of insured vehicles, to help drive demand. Insurance companies tend to exert significant influence in the vehicle repair decision. Because of their importance to the process, we have formed relationships with certain insurance companies in North America for which we are designated a preferred products supplier. We are in the process of establishing similar relationships with insurance companies in Europe.
We obtain the majority of our aftermarket inventory from automotive parts manufacturers and distributors primarily based in the U.S., the U.K. and other European countries, Taiwan and China. We procure recycled automotive products mainly by purchasing salvage vehicles, typically severely damaged by collisions and primarily sold at salvage auctions or pools, and then dismantling and inventorying the parts. The refurbished and remanufactured products that we sell, such as wheels, bumper covers, lights and engines, originate from the salvage vehicles bought at auctions and from parts received in trade from customers purchasing replacement products from us.
We believe that we provide customers (and indirectly insurance companies) with a value proposition that includes high quality products at a lower cost than new OEM products, extensive product availability due to our expansive distribution network, responsive service and quick delivery. The breadth of our alternative parts offerings allows us to serve as a "one-stop" solution for our customers looking for the most cost effective way to provide quality repairs.
We strive to be environmentally responsible. Our recycled automotive products provide an alternative to the manufacture of new products, which would require the expenditure of more resources and energy and would generate additional pollution. In addition, we save landfill space because the parts that we recycle would otherwise be discarded. We also collect materials, such as metals, plastics, fuel and motor oil, from the salvage vehicles that we procure, and use them in our operations or sell them to other users.
HISTORY
Since our formation in 1998, we have grown through internal development and over 170 acquisitions. Today, LKQ is the only supplier of alternative parts for the automotive collision and mechanical repair industry with a network and presence serving most major markets in the U.S. and Canada. We are also a leading supplier of automotive aftermarket products in the U.K. and the Netherlands.
Initially formed through the combination of a number of wholesale recycled products businesses located in Florida, Michigan, Ohio and Wisconsin, LKQ grew to be a leading source for recycled automotive collision and mechanical products. We subsequently expanded through acquisitions of aftermarket, recycled, refurbished and remanufactured product suppliers and manufacturers, and also expanded into the self service retail business. We expanded our aftermarket automotive products through our 2007 acquisition of Keystone Automotive Industries, Inc., which, at the time of acquisition, was the leading domestic distributor of aftermarket products, including collision replacement products, paint products, refurbished steel bumpers, bumper covers and alloy wheels.
In October 2011, we expanded our operations into the European automotive aftermarket business through our acquisition of Euro Car Parts Holdings Limited ("ECP"). We further expanded our geographic presence into continental Europe in May 2013 through our acquisition of Sator, a vehicle mechanical aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and Northern France. Our European product offerings are primarily focused on vehicle aftermarket mechanical products, many of which are sourced from the same suppliers that provide products to the OEMs. The expansion of our geographic presence beyond North America into the European market offers an opportunity to us, as that market has historically had a low penetration of alternative collision parts.
In addition to our acquisition of Sator, we made 19 acquisitions during 2013, including 10 wholesale businesses in North America, 7 wholesale businesses in our European segment and 2 self service operations. Our European acquisitions included five automotive paint distribution businesses in the U.K., which enabled us to expand our collision product offerings. Our other acquisitions completed during 2013 enabled us to expand into new product lines and enter new markets.
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

On January 3, 2014, we completed our acquisition of Keystone Automotive Holdings, Inc. (“Keystone Specialty”). Keystone Specialty is a leading distributor and marketer of specialty aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates potential logistics and administrative cost synergies and cross-selling opportunities.

Also in January 2014, we completed the acquisition of a U.S. based distributor of automotive cores as well as new and remanufactured mechanical automotive replacement parts. We believe this acquisition will expand our core and remanufactured product mix and will allow us to expand our product offering to include certain parts also purchased by OEMs. In February 2014, we acquired a wholesale salvage operation and a self service operation in North America, which we believe will expand our market share in the respective markets.
STRATEGY
We are focused on creating economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products, and by expanding into other product lines and businesses that may benefit from our operating strengths. We believe a supply network with a broad inventory of quality alternative collision and mechanical repair and other products, high fulfillment rates and superior customer service provides us with a competitive advantage.
Other than OEMs, the competition in the markets that we serve is extremely fragmented and the supply of products tends to be localized, often leading to low fulfillment rates, particularly with recycled products. In North America, the distribution channels for aftermarket and refurbished products have historically been distinct and separate from those for recycled and remanufactured products despite serving the same customer segment. We provide value to our customers by bringing these two channels together to provide a broader product offering and more efficient distribution process.
To execute our strategy in North America, we are expanding our network of parts warehouses and dismantling plants in major metropolitan areas and employing a distribution system that allows for order fulfillment from regional warehouses located across the U.S. and Canada. By increasing local inventory levels and expanding our network to provide timely access to a greater range of parts, we have increased fulfillment rates beyond the levels that we believe most of our competitors realize, particularly for recycled products.
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

Extensive in-place network
We have invested significant capital to develop a network of alternative parts facilities across North America. We believe our extensive network gives us a distinct ability to benefit the major automobile insurance companies, which are generally operated on a national or regional level. The use of our products lowers the cost of repairs, decreases the time required to return the repaired vehicle to the customer, and provides a replacement product that is of high quality and comparable performance to the part replaced, all of which are favorable to insurance companies. Additionally, the difficulty and time required to obtain proper zoning, as well as dismantling and other environmental permits necessary to operate newly-sited recycled facilities, would make establishing a new network of recycled locations a challenge for a competitor. In addition, there are difficulties associated with recruiting and hiring an experienced management team that has strong industry knowledge.
We are attempting to utilize a similar strategy in Europe with our acquisitions of ECP and Sator in the past three years. These companies have a national presence in their respective countries, and we are working to integrate the operations to take advantage of shared procurement, warehousing and product offerings.
Strong business relationships
We have developed business relationships with key constituents, including automobile insurance companies, suppliers and other industry participants. Insurance companies, as payers for many repairs, take active roles in the selection of alternative replacement products for vehicle repairs in order to minimize the repair portion of the claims costs and reduce cycle time. We also work with insurance companies and vehicle manufacturers to procure salvage vehicles directly from them on a selected basis, which provides us with an additional source of supply and offers lower transaction costs to sellers of low value salvage vehicles.
We also provide quality assurance programs that offer additional product support to automobile insurance companies. These product support programs identify specific subsets of aftermarket products by vendor and product type that can be used in the repair of vehicles that these companies insure. The programs typically offer aftermarket products that have been produced by manufacturers certified by a third party testing lab. We may provide additional validation of the quality of the products beyond our standard warranties, and identification details that make the products traceable back to a manufacturer's specific production run.
Broad product offering
We maintain a broad product offering of vehicle replacement products across our operations in North America and Europe. The breadth and depth of our inventory reinforces LKQ's ability to provide a "one-stop" solution for our customers' alternative vehicle replacement product needs. Customers place a high value on the availability of a broad range of vehicle replacement products. In our North American operations, we are able to provide the collision and mechanical repair industry with premium products at costs typically 20% to 50% below new OEM replacement products. The availability of alternative products means that automobiles can be repaired with lower parts costs, and in some instances, reduced labor costs. In fact, many insurance companies in North America will not authorize the use of higher cost, new OEM replacement products if alternative products are available because the use of alternative products provides insurers a method to manage and reduce total repair costs. Some insurance companies designate us as a preferred supplier for their affiliated repair shops because of our ability to provide these products. With our distribution network that reaches most of the major markets in the U.S. and Canada, combined with our extensive range of products, we believe we are the only supplier that is able to support the insurance industry in this manner. We believe we are well-positioned in Europe to develop a similar distribution network of a broad product offering to support insurance companies in that market.
High fulfillment rates
We manage local inventory levels to improve delivery time and maximize customer service. Improving local order fulfillment rates reduces transfer costs and delivery times, and improves customer satisfaction. Our ability to move inventory throughout our distribution networks increases the availability of replacement products and also helps us to fill a higher percentage of our customers' requests.
We deploy inventory management systems at our facilities that are similar to those used by leading distribution companies. We make extensive use of bar code technology and wireless data transmission to track parts from the time a vehicle or product arrives at a facility to its placement on a truck for delivery to the customer. With this real-time information, we are able to actively monitor inventory levels throughout our distribution channels.
Technology driven business processes
We focus on technology development as a way to support our competitive advantage. We believe that we can more cost effectively leverage our data to make better business decisions than our smaller competitors. We continue to develop our technology to better manage and analyze our inventory, assist our salespeople with up-to-date pricing and availability of our products, and further enhance our inventory procurement process. For example, our bidding specialists responsible for procuring vehicles are equipped with a proprietary software application that compares the vehicles at the salvage auctions to our current inventory, historical demand, and recent average selling prices to arrive at an estimated maximum bid. This bidding system reduces the likelihood of purchasing unneeded parts that might result in obsolete inventory.
We employ proprietary methodologies and information systems to help us identify high demand aftermarket and recycled products. Our aftermarket inventory systems track products sold and sales lost due to a lack of inventory, and make purchase recommendations based on this information. The inventory systems also recommend purchases and transfers based on the extent and location of demand, as well as other replenishment factors. When we procure aftermarket products or refurbish collision replacement products such as wheels, bumper covers and lights, we focus on products that are in the most demand at all levels of the automotive parts value chain including the professional repair market, the jobber market and the general insured repair market. Because lead times may take 40 days or more on imported products, sales volume and in-stock inventory are important factors in the procurement process. We use historical sales records of vehicles by model and year to estimate the demand for our products. We also analyze new vehicle designs that are expected to come to market to assure that we are working with suppliers to project future supply and demand trends. Combining this information with proprietary data that aggregate customer requests for products, we are able to source aftermarket products and salvage vehicles at prices that we believe will allow us to sell products profitably.
NORTH AMERICA SEGMENT
Wholesale Automotive Products
Our wholesale automobile product operations in North America are organized by geographic regions serving the U.S. and Canada that sell all four product types (aftermarket, recycled, refurbished and remanufactured parts) to collision and mechanical automobile repair businesses. Our combined distribution channels for our alternative parts offerings leverage our facility and warehouse costs and improve local product availability by locating multiple product operations together. Our aftermarket product operations may include a combination of sales, warehousing and distribution, and in many cases will be co-located with our refurbishing operations. Our salvage operations typically have processing, sales, distribution and administrative operations on site, indoor and outdoor storage areas, and include a large warehouse with multiple bays to dismantle vehicles. Our engine remanufacturing operations are conducted primarily at our facility in Mexico, with sales, warehousing and distribution operations in the U.S. As of December 31, 2013, our North American wholesale operations conducted business from 325 facilities.
Wholesale Aftermarket Products
Our 2013 sales included more than 96,000 SKUs of aftermarket automotive products, excluding refurbished products, for the most common models of domestic and foreign automobiles and light trucks, primarily for the repair of vehicles three to twelve years old. Our principal aftermarket product types consist of those most frequently damaged in collisions, including bumper covers, automotive body panels and lights. In recent years, our expansion into complementary product types, such as paint and cooling products, contributed to the increase in our available products and has allowed us to better meet our customers' repair needs.
Platinum Plus is our exclusive product line offered in the Keystone brand of aftermarket products. The Platinum Plus products are held to high quality standards and tested by quality assurance teams or independent third parties. We also developed a product line called "Value Line" for more value conscious, often self-pay, consumers. Our Value Line products offer quality products at reasonable prices, providing additional choices for repairs or rebuilding of vehicles.
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
LKQ is certified under the NSF International Automotive Parts Distributor Certification Program, which addresses the needs of collision repair shops and insurers by maintaining quality management systems to address part traceability, service and quality. This certification program complements the existing parts certification program with NSF under which LKQ has a broad range of certified automotive collision replacement parts. Many major insurance companies have adopted policies recommending or requiring the use of products certified by CAPA or NSF. A number of CAPA and NSF certified products are also marketed under the Platinum Plus brand.

We distribute paint and other materials used in repairing damaged vehicles, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by us are purchased from numerous suppliers in the U.S. and Canada.
Procurement of Inventory
The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in the U.S. and Taiwan. In 2013, approximately 46% of our aftermarket purchases were made from our top five vendors, with our largest vendor providing approximately 12% of our inventory. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 5% of our supply of aftermarket products in 2013. We purchased approximately 44% of our aftermarket products in 2013 directly from manufacturers in Taiwan and other Asian countries. Approximately 56% of our aftermarket products were purchased from vendors located in the U.S. and Canada, however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries. We have business arrangements with manufacturers to produce certain of our products. These agreements automatically renew for additional 12 month periods unless written notice is given. While we compete with other distributors for production capacity, we believe that our sources of supply and our relationships with our suppliers are satisfactory.
We usually receive orders from domestic suppliers within ten days from the date ordered. Foreign orders typically are shipped in sea containers directly to certain of our aftermarket locations, and are received within 40 to 65 days from the date ordered. We operate an aftermarket parts warehouse in Taiwan that aggregates inventory from certain of our vendors for shipment to our North American locations. As of December 31, 2013, we operated 24 regional hubs and three distribution centers, which act as sources for our warehouse locations that do not receive containers directly and serve as redistribution centers for our operations. This structure is designed to maximize our fulfillment rates as smaller branches can have a high fill-rate of next day availability.
Wholesale Recycled Products
Our recycled products include engines, transmissions, door assemblies, sheet metal products such as trunk lids, fenders and hoods, lights and bumper assemblies. Some insurance companies mandate that the recycled products must be of the same model year or newer as the vehicle being repaired. As a result, the majority of the products we sell are from vehicles not more than ten years of age. Installing recycled products often means that collision shops not only save on product cost, but, because several products may come pre-assembled, the shops are also able to reduce labor costs.
Procurement of Inventory
We procure recycled products for our wholesale operations by acquiring damaged or totaled vehicles. Vehicles that have been declared "total losses" typically are sold at regional salvage auctions throughout the U.S. and Canada. Salvage auctions charge fees both to the suppliers of vehicles, primarily insurance companies, and to the purchasers. Additionally, we typically pay third parties fees to tow the vehicles from the auction to our facilities.
The availability of the salvage vehicles we procure for our late model recycled product operations may be impacted by a variety of factors, including the production level of new vehicles (which provides the source from which salvage vehicles ultimately come) and the portion of damaged vehicles declared total losses. Over the past several years, the frequency with which vehicles are declared total losses has increased as a result¸ we believe, of the rise in repair costs relative to vehicle replacement cost and salvage vehicle prices. In 2000, approximately 9% of accident claims resulted in a total loss; by 2013, this percentage increased to almost 14%. Additionally, sales of new vehicles have increased since 2010 and are projected to continue to increase over the next five years, which should result in a greater volume of salvage vehicles at auction.
In 2013, we acquired 273,000 salvage vehicles for our wholesale recycled product operations, primarily from salvage auctions. Prior to the scheduled auction date, our salvage buyers may preview the auctions online to investigate the vehicles to be sold and determine our interest in buying them. They obtain key information such as the model and mileage, and perform visual damage assessments to determine which parts on the targeted vehicles are recyclable. With the data from this preview, we deploy a bidding system that performs a valuation calculation for each vehicle. In order to recommend a maximum bid price, the calculation incorporates demand for a vehicle's recyclable parts, current inventory levels, average selling prices, auction costs, projected margins and instances of out-of-stock. Using this disciplined supply and demand procurement approach, we place bids on the targeted vehicles.
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
When ready for dismantling, each vehicle has an inventory report that indicates to the dismantler which parts should be removed and placed in a warehouse for future sales to customers, which parts should be collected in bulk for our refurbishing and remanufacturing operations or for sale to parts remanufacturers, and which parts have value but should remain on the vehicle until sold. We utilize bar coding systems and wireless transmission to keep track of inventory from the time a product is removed and inventoried, to the time it is sold and put on a truck for delivery.
Refurbished and Remanufactured Products
As of December 31, 2013, we operated 23 plastic bumper and bumper cover refurbishing plants, a chrome bumper plating plant, 11 wheel refurbishing plants, a light refurbishing plant and four engine remanufacturing facilities.
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
Heavy-Duty Truck Products
As of December 31, 2013, we operated a total of 26 heavy-duty truck facilities in the U.S. and Canada. Our inventory is composed of used heavy- and medium-duty trucks, usually at least five years old, which are purchased at salvage and truck auctions or directly from insurance companies or large fleet operators. During 2013, we purchased approximately 8,000 vehicles. Depending on the condition of the vehicles, they may be dismantled for parts or resold as running vehicles. If certain mechanical parts are damaged, such as transmissions, we may remanufacture them and offer them to our customers. The vehicles that are acquired for resale are typically special purpose or vocational use trucks such as those used for garbage pickup or cement delivery. If requested by the sellers of the vehicles, we provide an assurance that the vehicles will be sold to foreign buyers and exported to countries for use outside of the U.S., or to domestic buyers after the vehicles have been reconditioned and modified for use other than their original purpose.
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
Customers
We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. Customers of our heavy-duty truck products may also include owner/operators, local cartage companies, or exporters. We also generate a portion of our revenue from scrap sales to metal recyclers. No single customer accounted for 2% or more of our revenue in 2013.
Repair Shops and Others
We sell the majority of our wholesale products to collision and mechanical repair shops. Industry reports estimate there were approximately 40,000 collision repair shops, including those owned by new car dealerships, in the U.S. in 2012. The same reports estimate there were approximately 77,000 general (including mechanical) repair garages, excluding new car dealership service departments, in the U.S. in 2012. The majority of these customers tend to be individually-owned small businesses, although the number of independent and dealer-operated collision repair facilities has declined over the last decade, as regional or national multiple location operators have increased their geographic presence through acquisitions. We also sell our products to car rental companies and fleet management groups.

Insurance Companies
Automobile insurance companies affect the demand for our collision products. While insurance companies do not pay for our products directly, they ultimately pay for the repair costs of insured vehicles in excess of any deductible amount. As a result, insurance companies often influence the types of products used in a repair.
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
We assist insurance companies by providing high quality aftermarket, recycled, refurbished and remanufactured products to collision repair shops, especially to repair shops that are part of an insurance company's Direct Repair Program ("DRP") network. A repair shop participating in a DRP is referred potential work from the insurance company in exchange for providing assurances to the insurance company of quality, timeliness and cost. Industry reports indicate that over half of claims paid for by the top insurance companies in 2012 were paid through a DRP, compared to 42% in 2009. To meet the needs of the DRPs, professional repairers have been required to become fluent in claims handling. We offer our repair shop customers access to our proprietary system, Keyless, which provides a link between their estimating systems and our inventory to identify the availability of alternative products for use in their repair. This data also helps insurance companies monitor the body shops' compliance with its DRP product guidelines that might, for instance, stipulate the use of the lowest cost products that meet quality specifications. In addition, in some markets insurance companies are able to dispose of low value total loss vehicles directly to us so they can save the transaction fees associated with selling these vehicles through salvage auctions.
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
As of December 31, 2013, we had approximately 2,150 full-time sales staff in our North American wholesale operating segment. The full time sales personnel are located at sales desks at our facilities or at one of the regional call centers we operate. We deploy a call routing system that redirects overflow calls to alternative call centers, typically located within the same region. We also operate two other call centers, one to support national accounts, and the other to support insurance adjusters' needs and questions. Our sales personnel are encouraged to initiate outbound calls in addition to the inbound calls they handle. Our sales staff can use customer estimates from our Keyless estimating system to generate sales leads for both aftermarket and recycled products.
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
Distribution
We have a distribution network of 325 wholesale plants and warehouses across the U.S. and Canada as of December 31, 2013, of which 57 function as large hub or cross dock facilities. Our network of facilities allows us to develop and maintain our relationships with local repair shops while providing a level of service that is made possible by our nationwide presence. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network.
We have developed an internal distribution network to allow our sales representatives to sell our products within regional trading zones, thus improving our ability to fulfill customer requests and accelerating inventory turnover. Each weekday we operate over 300 transfer runs between our cross dock facilities and our plants and warehouses within our regional trading zones to redistribute our alternative products for delivery on the next day. In addition, we have approximately 2,700 local delivery routes serving our customers each weekday.
Each sale results in the generation of a work order at the location housing the specific product. A dispatcher is then responsible for ensuring fulfillment accuracy, printing the final invoice, and including the product on the appropriate truck route for delivery to the customer. In markets where we offer more than one alternative product type, we are integrating the delivery of multiple product types on the same delivery routes to help minimize distribution costs and improve customer service. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans. Over time, we expect that our delivery vehicles will become more consistent as we reconfigure the fleet to include vehicles that can carry all four product types.
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
Manufacturers of new original equipment products sell the majority of automobile collision replacement products.  We believe, however, that the insurance and repair industries recognize advantages of using aftermarket, recycled, refurbished and remanufactured products for collision repairs.  Industry sources estimate that alternative collision parts usage in the United States is approximately 37% to 38% currently.  We compete with OEMs primarily on the basis of price and, to a lesser extent, on service and product quality.
Self Service Retail Products
Our self service retail operations sell parts from older cars and light-duty trucks directly to consumers. In addition to revenue from the sale of parts, core and scrap, we charge a nominal admission fee to access the property. Our self service facilities typically consist of a fenced or enclosed area of several acres with vehicles stored outdoors and a retail building through which customers are able to access the yard. As of December 31, 2013, we conducted our self service operations from 65 facilities in North America, most of which operate under the name "LKQ Pick Your Part."
Inventory
We acquire inventory for our self service retail product operations from a variety of sources, including but not limited to towing companies, auctions, the general public, municipality sales, insurance carriers, and charitable organizations. We typically procure salvage vehicles that are more than seven model years old for our self service retail product operations. These vehicles are generally older and of lower quality than the salvage vehicles we purchase for our wholesale recycled product operations. In 2013, we purchased approximately 513,000 lower cost self service and "crush only" vehicles.
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
Customers
The customers of our self service yards are frequently do-it-yourself mechanics, small independent repair shops servicing older vehicles, and auto rebuilders. The scrap from the vehicle hulks, when not processed by us, is sold to metals recyclers, with whom we may also compete when procuring salvage vehicles for our operations.
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
EUROPE SEGMENT
Wholesale Automotive Products
Our European wholesale operating segment was formed in the fourth quarter of 2011 with our acquisition of ECP, a leading distributor of automotive aftermarket parts in the U.K. ECP has approximately 7,000 employees with a large customer base of both commercial and retail accounts. More than 80% of ECP’s revenue comes directly from the professional repair segment. ECP’s main national distribution center supports its regional hubs and branch network with daily replenishment of stock, providing our customers with what we believe to be the highest in-stock rate in the U.K. We continued to expand ECP’s distribution network in 2013 by opening 15 new ECP locations in the U.K. As of December 31, 2013, we operated 171 selling locations, including aftermarket parts branches and paint distribution locations, supported by a national distribution center and 12 regional hubs (many of which are co-located with selling locations), which allows us to reach most major markets within the U.K.
To further expand our European segment, in May 2013 we acquired Sator. Headquartered in Schiedam, the Netherlands, Sator is a market leading distributor of automotive aftermarket parts in Western Europe. Sator has over 800 employees at 11 distribution centers that serve a diverse base of repair shops through our warehouse distributor customers. In 2013, Sator's sales included 135,000 SKUs. Sator generates approximately 90% of its revenue from sales in the Netherlands and Belgium, with the remainder in Northern France and other European countries.  The acquisition of Sator expands LKQ's European footprint, further expands our European distribution network and provides a potential platform to capitalize on the large and fragmented mechanical replacement part markets in Europe. Sator also complements our existing ECP operations in the U.K. by allowing for the potential realization of cost savings from the leveraging of our combined purchasing power given the significant overlap in suppliers and product mix.
In March 2012, we launched our European aftermarket collision parts program through our ECP branch network. We believe the historically low alternative collision parts usage percentage in Europe, which is currently less than 10%, provides an opportunity for us in this segment, particularly as insurance companies look to lower their costs. To further our commitment to expanding our European alternative collision parts program and becoming a leading one-stop shop supplier to the collision repair industry in the U.K., in August 2013 we acquired five paint distributors that reach most markets within the U.K.
With their respective distribution networks, IT infrastructure and unique customer base, we believe ECP and Sator will serve as a platform to expand into complementary products to increase market penetration in this segment, as well as to further develop a collision repair parts business throughout Europe similar to our wholesale operations in North America.
Inventory

Our inventory is primarily composed of mechanical aftermarket parts for the repair of vehicles 3 to 15 years old. Our top selling products include brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; oil and automotive fluids; and filters. In 2013, our top six suppliers represented 25% of our inventory purchases, with our top supplier representing approximately 8% of our purchases.  No suppliers outside of our top six suppliers provided more than 2% of our purchases during 2013.
The aftermarket products we distribute are purchased from vendors located primarily in the U.K. and continental Europe. In 2013, we purchased 89% of our products from companies in Europe. The remaining 11% of our 2013 purchases were sourced from vendors located primarily in China or Taiwan, some of which also supply collision parts for our Wholesale - North American operations.
Customers
In our U.K. operations, we sell the majority of our products to nearly 50,000 customers primarily consisting of professional repairers, including both independent mechanical repair shops and collision repair shops. In addition to our sales to repair shops, we generate a portion of our revenue through sales to retail customers from ECP’s e-commerce platform and from counter sales at the branch locations. This retail component of ECP’s business has historically represented less than 10% of its revenue.
While Sator currently operates under a traditional three-step distribution model in which our immediate customer is the local warehouse distributor, the demand for our products is driven by the needs of the same professional repairers we service in our ECP operations. During 2013, we supplied over 9,500 repair shops through over 450 local warehouse distributor customers. Sator markets directly to the mechanical repair shops through fliers and other promotional materials and provides software to the repair shops, which the shops need for their operations.
Sales and Marketing
ECP’s customers will generally call a sales representative at the nearest branch to place an order. Using an electronic automotive exchange and our integrated IT platform displaying inventory availability, our sales representatives locate the appropriate replacement part for a customer. We set list prices for our products, and then apply a discount off of list, primarily depending on each customer's purchasing volume. In 2012, we launched a business-to-business website with certain of our customers to enable them to place product orders online through a customized interface that includes detailed parts specifications, customer-specific pricing, and local branch availability and account information. We believe this customer interface will result in fewer parts returns by improving order accuracy and will also reduce the time required by parts specialists to advise customers. Whether placed via a phone order or online, customer orders are filled from the local branch or routed to another location as necessary to fill the order.
Sator’s sales and marketing platform is a proprietary stock management system that provides repair shops, jobbers and end users with an efficient system for ordering from our product catalog directly online. Through this online system, Sator is able to actively monitor inventory levels at all stages in the aftermarket automotive parts value chain in its markets. Sator offers products from six operating subsidiaries which include Van Heck & Co, Havam, Nipparts, Pauwels, Harrems Tools, and Belgian Van Heck Interpieces, operating as commercially independent units.
Similar to our North American wholesale operations, insurance companies significantly influence the purchasing decisions for collision products in Europe. As a result, we are attempting to establish business relationships with insurance companies and implement insurer-based marketing models in the U.K. by emphasizing the cost savings that can be achieved through the use of alternative parts. As we continue to grow our collision parts offerings in the U.K., we believe we will be well-positioned to serve as a lower-cost alternative for insured repairs throughout Europe given the majority of U.K. carriers offer coverage in multiple European countries outside of the U.K.
Distribution
Our European operations employ a distribution model in which inventory is stored at regional distribution centers or hubs, with fast moving product stored at branch locations (in our ECP operations) or at local warehouse distributor customers (in our Sator operations) for timely delivery to the repair shop customers. Product is moved through the distribution network on our vans or via common carrier. In our ECP operations, we also sometimes employ a third party motorcycle fleet to deliver parts from our branch locations to nearby repair shop customers; as a result, our ECP branches can deliver certain in-stock parts within one hour.
Competition
We view all suppliers of replacement repair products as our competitors, including other alternative parts suppliers and OEMs and their dealer networks. While we compete with all alternative parts suppliers, there are few with national distribution networks like ECP and Sator that can reach the majority of repair shop customers within the required delivery time. We believe we have been able to distinguish ourselves from other alternative parts suppliers primarily through our distribution network, efficient stock management systems and proprietary technology which allows us to deliver our products quickly, as well as through our product lines and inventory availability, pricing and service. We compete with OEMs primarily on the basis of price, service and availability.
EMPLOYEES
As of December 31, 2013, we had approximately 23,800 employees. We are a party to a collective bargaining agreement with a union that represents 42 employees at our Totowa, New Jersey facility. Approximately 680 of our employees at our bumper refurbishing and engine remanufacturing operations in Mexico and 170 of our employees at our recycled parts facility in Quebec City, Canada are also represented by unions. Other than these locations, none of our employees is a member of a union or participates in other collective bargaining arrangements. We consider our employee relations to be good.
FACILITIES
Our corporate headquarters are located at 500 West Madison Street, Chicago, Illinois 60661. We operate a field support center in Nashville, Tennessee that performs certain centralized functions for our North American operations, including accounting, procurement and information systems support. Our European operations maintain procurement, accounting and finance functions in Wembley, outside of London, England and in Schiedam, Netherlands. In addition to these offices, we have numerous operating facilities that handle wholesale and self service retail product operations. We operate out of more than 570 locations in total, most of which are leased. Many of our locations stock multiple product types or serve more than one function.
Included in our total locations are 172 facilities in the U.K., including the 500,000 square foot national distribution center in Tamworth that houses inventory to supply the hubs and branches of our U.K. operations. We also operate 30 facilities in Canada, 11 facilities in continental Europe, five facilities in Central America, and a facility in Mexico. Additionally, we operate an aftermarket parts warehouse in Taiwan to aggregate inventory for shipment to our locations in North America.
INFORMATION TECHNOLOGY
In our North American operations, our aftermarket operations use a third party enterprise management system. Additional third party software packages have been implemented to leverage the centralized data and information that a single system provides, such as a data warehouse to conduct enhanced analytics and reporting, an integrated budgeting system, an electronic data interchange tool, and eCommerce tools to enhance our online business-to-business initiatives—OrderKeystone.com and Keyless. The systems used by our aftermarket operations are also used by all of our refurbishing operations.
Our wholesale recycled product locations in North America operate an internally-developed, proprietary enterprise management system called LKQX. We believe that the use of a single system across all of our wholesale recycled product operations helps facilitate the sales process, allows for continued implementation of standard operating procedures, and yields improved training efficiency, employee transferability, access to our national inventory database, management reporting and data storage. The system also supports an electronic exchange process for identifying and locating parts at other select recyclers and facilitates brokered sales to fill customer orders for items not in stock.
We operate a single enterprise system for all of our heavy-duty truck operations that supports inter-region sales to reduce the potential for lost sales due to out-of-stock parts. We are also transitioning to a single IT platform to support our remanufacturing operations. We operate an internally-developed point of sale system in our self service retail operations, which allows enhanced management reporting as well as improved system reliability.
Our aftermarket operations in the U.K. use a single integrated IT platform for our purchasing, branch stock, and finance activities, which are further supported by a distribution center system to manage inventory movement. Our aftermarket operations in continental Europe use several IT systems, which are linked to transfer data between systems, to manage customer orders and inventory movement, and for financial reporting purposes.
The hardware that supports the systems used in our operations is located in offsite data centers. The centers are in secure environments with around-the-clock monitoring, redundant power backup, and multiple, diverse data and telecommunication routing. We use separate third party provided software for our financial systems such as financial and budget reporting, general ledger accounting, accounts payable, payroll, and fixed assets. We currently protect our local customer, inventory, and corporate consolidated data, such as financial information, e-mail files, and other user files, with daily backups. These backups are stored off site with a third party data protection vendor. Additionally, we restrict access to customer, employee and vendor data to those users that have permission granted to them as part of their job function. Customer credit card information is not stored, and the card information is encrypted when it is processed for authorization.
We continually evaluate our systems with the goal of ensuring that all critical systems remain scalable and operational as our business grows.

REGULATION
Environmental Compliance
Our operations and properties are subject to extensive laws and regulations relating to environmental protection and health and safety in the U.S. as well as other countries in which we operate. These environmental laws govern, among other things, the emission and discharge of hazardous materials into the ground, air, or water; exposure to hazardous materials; and the generation, handling, storage, use, treatment, identification, transportation, and disposal of industrial by-products, waste water, storm water, and mercury and other hazardous materials.
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
Anti-Car Theft Act
In 1992, Congress enacted the Anti-Car Theft Act to deter trafficking in stolen vehicles. The purpose of the law is to implement an electronic system to track and monitor vehicle identification numbers and major automotive parts. In January 2009, the U.S. Department of Justice implemented the portion of the system to track and monitor vehicle identification numbers. The portion of the system that would track and monitor major automotive parts would require various entities, including automotive parts recyclers like us, to inspect salvage vehicles for the purpose of collecting the part number for any

"covered major part." The Department of Justice has not promulgated rules on this portion of the system, and therefore there has been no progress on the implementation of the system to track and monitor major automotive parts. However, if this system is fully implemented, the requirement to collect the information would place substantial burdens on vehicle recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may discourage the use by such shops of recycled products. There is no pending initiative to implement the parts registration from a law enforcement point of view. However, there is a risk that a heightened legislative concern over safety of parts might precipitate an effort to push for the implementation of such rules.
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

In recent years, worldwide economic conditions have deteriorated significantly in many countries and regions, including the United States, and such conditions may worsen in the foreseeable future. Such conditions have, in some periods, resulted in fewer miles driven, fewer accident claims, and a reduction of vehicle repairs, all of which could negatively affect our business. Our sales are also impacted by changes to the economic health of vehicle owners. The economic health of vehicle owners is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, fuel prices, unemployment trends and other matters that influence consumer confidence and spending.  Many of these factors are outside of our control. If any of these conditions worsen, our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers and financial institutions that are counterparties to our credit facilities and interest rate swap transactions. These unfavorable events affecting our business partners could have an adverse effect on our business, results of operations, financial condition and cash flows.

We face intense competition from local, national, international, and internet-based vehicle products providers, and this competition could negatively affect our business.

The vehicle replacement products industry is highly competitive and is served by numerous suppliers of OEM, recycled, aftermarket, refurbished and remanufactured products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national and international providers, and internet-based suppliers. Providers of vehicle replacement products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of vehicle replacement products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries or with consumers, than we do. In certain regions of the U.S., local vehicle recycling companies have formed cooperative efforts to compete in the wholesale recycled products industry. Similarly in Europe, some local companies are part of cooperative efforts to compete in the aftermarket parts industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.

We believe that a majority of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors like us. The OEMs are therefore in a position to exert pricing pressure in the marketplace. We compete with the OEMs primarily on price and to a lesser extent on service and quality. From time to time, OEMs have experimented with reducing prices on specific products to match the lower prices of alternative products. If such price reductions were to become widespread, it could have a material adverse impact on our business.

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

In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket products imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a settlement arrangement that expires in March 2015. In January 2014, Chrysler Group, LLC filed a complaint against us in the U.S. District Court in the Eastern District of Michigan contending that certain aftermarket parts we sell infringe Chrysler design patents relating to the Dodge Ram pickup truck. The Chrysler case is pending.

To the extent OEMs are seeking and obtaining more design patents than they have in the past and are successful in asserting infringement of these patents and defending their validity, we could be restricted or prohibited from selling certain aftermarket products, which could have an adverse effect on our business. We will likely incur significant expenses investigating and defending intellectual property infringement claims. In addition, aftermarket products certifying organizations may revoke the certification of parts that are the subject of the claims. Lack of certification may negatively impact us because many major insurance companies recommend or require the use of aftermarket products only if they have been certified by an independent certifying organization.

An adverse change in our relationships with our suppliers or auction companies could increase our expenses and impede our ability to serve our customers.

Our business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. Although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products. Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, natural disasters, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China, Japan and Taiwan. Because a substantial volume of our sales involves products manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers. Additionally, as manufacturers convert to raw materials other than steel, it may be more difficult or expensive to source aftermarket parts made with such materials and it may be more difficult for repair shops to work with such materials in the repair process.

Most of our salvage and a portion of our self service inventory is obtained from vehicles offered at salvage auctions operated by several companies that own auction facilities in numerous locations across the U.S. We do not typically have contracts with the auction companies. According to industry analysts, a small number of companies control a large percentage of the salvage auction market in the U.S. If an auction company prohibited us from participating in its auctions, began competing with us, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we face competition in the purchase of vehicles from direct competitors, rebuilders, exporters and others. To the extent that the number of bidders increases, it may have the effect of increasing our cost of goods sold for wholesale recycled products. Some states regulate bidders to help ensure that salvage vehicles are purchased for legal purposes by qualified buyers. Auction companies have been actively seeking to reduce, circumvent or eliminate these regulations, which would further increase the number of bidders. In addition, there is a limited supply of salvage vehicles in the U.S. As we grow and our demand for salvage vehicles increases, the costs of these incremental vehicles could be higher.

We also acquire inventory directly from insurance companies, OEMs, and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.

We rely upon insurance companies to promote the usage of alternative parts.

Our success depends, in part, on the acceptance and promotion of alternative parts usage by automotive insurance companies. Alternative parts usage has generally increased over the past ten years but has stabilized recently. There can be no assurance that such usage will be maintained or will increase in the future. In addition, in some places we operate, alternative parts usage is relatively low. We also rely on business relationships with insurance companies. These insurance companies encourage vehicle repair facilities to use products we provide. The business relationships include in some cases participation in aftermarket quality and service assurance programs that may result in a higher usage of our aftermarket products than would be the case without the programs. Our arrangements with these companies may be terminated by them at any time, including in connection with their own business concerns relating to the offering, availability, standards or operations of the aftermarket quality and service assurance programs. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.

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

We may not be able to sell our products due to existing or new laws and regulations prohibiting or restricting the sale of aftermarket, recycled, refurbished or remanufactured products.

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

If we buy a company or a division of a company, we may experience difficulty integrating that company's or division's personnel and operations, which could negatively affect our operating results. In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	customers of the acquired company may decide not to purchase products from us;

•	suppliers of the acquired company may decide not to sell products to us;

•	we may experience business disruptions as a result of information technology systems conversions;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;

•	we may be held liable for environmental, tax or other risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•	we may intentionally assume the liabilities of the companies we acquire, which could result in material adverse affects on our business;

•	our existing business may be disrupted or receive insufficient management attention;

•	we may not be able to realize the cost savings or other financial benefits we anticipated, either in the amount or in the time frame that we expect; and

•	we may incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.

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

If we determine that our goodwill or other intangible assets have become impaired, we may incur significant charges to our pre-tax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2013, our total goodwill subject to future impairment testing was $1.9 billion. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Policies and Estimates section of Item 7 in this Annual Report on Form 10-K.

We amortize other intangible assets over the assigned useful lives, which is based upon the expected period to be benefited. We review other intangible assets for possible impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2013, the value of our other intangible assets, net of accumulated amortization, was $154 million.

If the number of vehicles involved in accidents declines or the number of cars being repaired declines, our business could suffer.

Our business depends on vehicle accidents and mechanical failures for both the demand for repairs using our products and the supply of recycled, remanufactured and refurbished parts. Thus, our business is impacted by factors which influence the number and/or severity of accidents and mechanical failures including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, the use of cellular telephones and other electronic equipment by drivers, the use of alcohol and drugs by drivers, the effectiveness of accident avoidance systems in new vehicles, the reliability of new OEM parts, and the condition of roadways. Additionally, an increase in fuel prices may cause the number of vehicles on the road, the number of miles driven, and the need for mechanical repairs and maintenance to decline, as motorists seek alternative transportation options. Mild weather conditions, particularly during winter months, tend to result in a decrease of vehicle accidents. Moreover, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones or other electronic devices while driving, and such restrictions could lead to a decline in accidents. To the extent OEMs develop or are mandated by law to install new accident avoidance systems, the number and severity of accidents could decrease.

The average number of new vehicles sold annually has fluctuated from year-to-year.  Periods of decreased sales could result in a reduction in the number of vehicles on the road and consequently fewer vehicles involved in accidents or in need of mechanical repair or maintenance. Substantial further declines in automotive sales in the future could have a material adverse effect on our business, results of operations and/or financial condition. In addition, if vehicle population trends result in a disproportionately high number of older vehicles on the road, insurance companies may find it uneconomical to repair such vehicles or there could be less costly repairs. If vehicle population trends result in a disproportionately high number of newer vehicles on the road, the demand generally for mechanical repairs and maintenance would likely decline due to the newer, longer-lasting parts in the vehicle population and mechanical failures being covered by OEM warranties for the first years of a vehicle's life. Moreover, alternative collision and mechanical parts are less likely to be used on newer vehicles.

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

Our business involves the storage of personal information about our customers and employees.  We have taken reasonable and appropriate steps to protect this information; however, if we experience a significant data security breach, we could be exposed to damage to our reputation, additional costs, lost sales or possible regulatory action.  The regulatory environment related to information security and privacy is constantly changing, and compliance with those requirements could result in additional costs.  There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches, and such a breach could potentially have a negative impact on our results of operations and financial condition.

Business interruptions in our distribution centers or other facilities may affect our operations, the function of our computer systems, and/or the availability and distribution of merchandise, which may affect our business.

Weather, terrorist activities, war or other disasters, or the threat of any of them, may result in the closure of our distribution centers (“DC”s) or other facilities or may adversely affect our ability to deliver inventory through our system on a timely basis.  This may affect our ability to timely provide products to our customers, resulting in lost sales or a potential loss of customer loyalty.  Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the United States or into the other countries in which we operate, and we may not be able to obtain such merchandise from other sources at similar prices.  Such a disruption in revenue could potentially have a negative impact on our results of operations and financial condition.

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

In 1992, Congress enacted the Anti-Car Theft Act to deter trafficking in stolen vehicles. The purpose of the law is to implement an electronic system to track and monitor vehicle identification numbers and major automotive parts. In January 2009, the U.S. Department of Justice implemented the portion of the system to track and monitor vehicle identification numbers. The portion of the system that would track and monitor major automotive parts would require various entities, including automotive parts recyclers like us, to inspect salvage vehicles for the purpose of collecting the part number for any "covered major part." The Department of Justice has not promulgated rules on this portion of the system, and therefore there has been no progress on the implementation of the system to track and monitor major automotive parts. However, if this system is fully implemented, the requirement to collect the information would place substantial burdens on automotive parts recyclers, including us, that otherwise would not normally exist. It would place similar burdens on repair shops, which may discourage the use of recycled products by such shops.

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

The market price of our common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions.  The market price for our common stock may also be affected by our ability to meet analysts’ expectations.  Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.  Downturns in the stock market may cause the price of our common stock to decline.  Additionally, the market price for our common stock has been in the past, and in the future may be, adversely affected by allegations made or reports issued by short sellers, analysts or others regarding our business model, our management or our financial accounting.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.  If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

As of December 31, 2013, we had $1,305.8 million aggregate principal amount of debt outstanding. Our significant amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a disadvantage compared to competitors that may have proportionately less debt;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and

•	increase our cost of borrowing

As of December 31, 2013, we also had $1,070.6 million of undrawn availability (after giving effect to approximately $45.6 million of outstanding letters of credit) under our revolving credit facility and $80.0 million of undrawn availability under our accounts receivable securitization program. In January 2014, we increased our borrowings under our revolving credit facility by $370 million and borrowed the full amount available under our accounts receivable securitization program, primarily to finance our acquisition of Keystone Specialty. If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the ability to service such debt would increase.

Our senior secured credit facilities impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

Our senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur, assume or permit to exist additional indebtedness (including guarantees thereof);

•	pay dividends or certain other distributions on our capital stock or repurchase our capital stock or prepay subordinated indebtedness;

•	incur liens on assets;

•	make certain investments or other restricted payments;

•	receive dividend payments or other payments from our restricted subsidiaries;

•	engage in transactions with affiliates;

•	sell certain assets or merge or consolidate with or into other companies;

•	guarantee indebtedness; and

•	alter the business that we conduct.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the senior secured credit facilities limit the use of the proceeds from any disposition of our assets; as a result, our senior secured credit facilities may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Certain borrowings under our senior secured credit facilities and the borrowing under our accounts receivable securitization facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

A downgrade in our credit rating would impact our cost of capital and could impact the market value of our senior unsecured notes.

Credit ratings have an important effect on our cost of capital.  The evaluations are based upon, among other factors, our financial strength.  We believe our current credit ratings enhance our ability to borrow funds at favorable rates.  A downgrade in our current credit rating from a rating agency could adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our credit facilities.  A downgrade could also adversely affect the market price and/or liquidity of our notes, preventing a holder from selling the notes at a favorable price, as well as adversely affect our ability to issue new notes in the future.

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

ITEM 3.     LEGAL PROCEEDINGS

The Office of the District Attorney of Harris County, Texas has been investigating a possible violation of the Texas Clean Water Act in connection with alleged discharges of petroleum products at two of our facilities in Texas. We are in negotiations with the Office of the District Attorney to resolve this matter. The resolution will likely involve a monetary payment to Harris County for the alleged violations at each location. The amount of each payment individually and the amount of the payments in the aggregate are expected to have a de minimis effect on our financial position, results of operations and cash flows.
In addition, we are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our consolidated financial statements.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "LKQ." At December 31, 2013 there were 26 record holders of our common stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on NASDAQ.

	High	Low
2012
First Quarter	$16.78	$15.06
Second Quarter	18.67	14.63
Third Quarter	20.02	16.52
Fourth Quarter	22.29	18.38
2013
First Quarter	23.99	20.09
Second Quarter	26.58	20.28
Third Quarter	32.29	25.38
Fourth Quarter	34.32	30.61
We have not paid any cash dividends on our common stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our senior secured credit agreement and our senior notes indenture contain, and future financing agreements may contain, limitations on payment of cash dividends or other distributions of assets. Based on limitations in effect under our senior secured credit agreement and senior notes indenture as of December 31, 2013, the maximum amount of dividends we could pay in a fiscal year is approximately $125 million. The annual limit on the payment of dividends is calculated using historical financial information and will change from period to period.
The following graph compares the percentage change in the cumulative total returns on our common stock, the NASDAQ Stock Market (U.S.) Index and the following group of peer companies (the "Peer Group"): Copart, Inc.; O'Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co., for the period beginning on December 31, 2008 and ending on December 31, 2013 (which was the last day of our 2013 fiscal year). The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the NASDAQ Stock Market (U.S.) Index and the Peer Group was $100 on December 31, 2008 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
LKQ Corporation	$100	$168	$195	$258	$362	$564
NASDAQ Stock Market (U.S.) Index	$100	$126	$159	$181	$194	$250
Peer Group	$100	$119	$168	$226	$251	$316

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

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2013 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
	(a)	(b)	(c)	(d)	(e)
Statements of Income Data:
Revenue	$5,062,528	$4,122,930	$3,269,862	$2,469,881	$2,047,942
Cost of goods sold	2,987,126	2,398,790	1,877,869	1,376,401	1,120,129
Gross margin	2,075,402	1,724,140	1,391,993	1,093,480	927,813
Operating income	530,180	437,953	361,483	297,877	231,448
Other (income) expense
Interest expense	51,184	31,429	24,307	29,765	32,252
Other (income) expense, net	3,169	(2,643)	1,405	(2,013)	(6,121)
Income from continuing operations before provision for income taxes	475,827	409,167	335,771	270,125	205,317
Provision for income taxes	164,204	147,942	125,507	103,007	78,180
Income from continuing operations	$311,623	$261,225	$210,264	$167,118	$127,137
Basic earnings per share from continuing operations	$1.04	$0.88	$0.72	$0.58	$0.45
Diluted earnings per share from continuing operations	$1.02	$0.87	$0.71	$0.57	$0.44
Weighted average shares outstanding-basic	299,574	295,810	292,252	286,542	281,082
Weighted average shares outstanding-diluted	304,131	300,693	296,750	291,714	287,980

	Year Ended December 31,
	2013	2012	2011	2010	2009
Other Financial Data:
Net cash provided by operating activities	$428,056	$206,190	$211,772	$159,183	$164,002
Net cash used in investing activities	(505,606)	(352,534)	(571,607)	(191,583)	(102,494)
Net cash (used in) provided by financing activities	165,941	157,072	311,411	18,962	(33,165)
Capital expenditures	90,186	88,255	86,416	61,438	55,870
Business acquisitions(f)	408,384	265,336	486,934	143,578	65,171
Depreciation and amortization	86,463	70,165	54,505	41,428	38,062
Balance Sheet Data:
Total assets	$4,518,774	$3,723,456	$3,199,704	$2,299,509	$2,020,121
Working capital	1,121,864	896,407	752,042	611,555	526,125
Long-term obligations, including current portion	1,305,781	1,118,478	956,076	600,954	603,045
Stockholders' equity	2,350,745	1,964,094	1,644,085	1,414,161	1,179,434

(a)
Includes the results of operations of Sator Beheer B.V. from its acquisition effective May 1, 2013 and 19 other businesses from their respective acquisition dates in 2013. Our 2013 results include a loss on debt extinguishment of $2.8 million related to our execution of a new senior secured credit facility on May 3, 2013. Also in 2013, we recorded a net $2.5 million loss on adjustments to contingent consideration liabilities, which is included in Other expense, net.

(b)
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

(f)	Includes cash paid for acquisitions, net of cash acquired.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products, recycled collision and mechanical products, refurbished collision products such as wheels, bumper covers and lights, and remanufactured engines. Collectively, we refer to these products as alternative parts because they are not new OEM products. We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States. Our wholesale operations also reach most major markets in Canada. We are a leading provider of alternative vehicle replacement products in the United Kingdom, and in the second quarter of 2013, we expanded our operations into continental Europe through the acquisition of Sator, a leading distributor of automotive aftermarket products in the Benelux region. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products. We have organized our businesses into three operating segments: Wholesale - North America; Wholesale - Europe; and Self Service. We aggregate our North American operating segments (Wholesale - North America and Self Service) into one reportable segment, resulting in two reportable segments: North America and Europe.
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
Acquisitions and Investments
Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. Our principal focus for acquisitions is companies that are market leaders, will expand our geographic presence and enhance our ability to provide a wide array of automotive products to our customers through our distribution network.
On May 1, 2013, we acquired Sator, a vehicle mechanical aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and Northern France.  With the acquisition of Sator, we expanded our geographic presence in the European vehicle mechanical aftermarket products market into continental Europe to complement our existing U.K. operations.
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
In addition to our acquisition of Sator, we made 19 acquisitions during 2013, including 10 wholesale businesses in North America, 7 wholesale businesses in Europe and 2 self service operations. Our European acquisitions included five automotive paint distribution businesses in the U.K., which enabled us to expand our collision product offerings. The other acquisitions completed during 2013 enabled us to expand into new product lines and enter new markets.
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
On January 3, 2014, we completed our acquisition of Keystone Automotive Holdings, Inc. (“Keystone Specialty”). Keystone Specialty is a leading distributor and marketer of specialty aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates potential logistics and administrative cost synergies and cross-selling opportunities.

Also in January 2014, we completed the acquisition of a U.S. based distributor of automotive cores as well as new and remanufactured mechanical automotive replacement parts. We believe this acquisition will expand our core and remanufactured product mix, and will allow us to expand our product offering to include certain parts also purchased by OEMs. In February 2014, we acquired a wholesale salvage operation and a self service operation in North America, which we believe will expand our market share in the respective markets.
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
In October 2011, we expanded our operations into the European automotive aftermarket business through our acquisition of ECP. ECP's product offerings are primarily focused on automotive aftermarket mechanical products, many of which are sourced from the same suppliers that provide products to the OEMs. The expansion of our geographic presence beyond North America into the European market offers an opportunity to us as that market has historically had a low penetration of alternative collision parts. In addition to our ECP acquisition, we completed 20 acquisitions in North America in 2011 (17 wholesale businesses and 3 self service retail operations), which allowed us to increase our product offerings, to expand our geographic presence and to enter new markets.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle replacement products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the year ended December 31, 2013, sales of vehicle replacement products and services represented approximately 87% of our consolidated sales.
We sell the majority of our vehicle replacement products to collision and mechanical repair shops. Our vehicle replacement products include sheet metal crash parts such as doors, hoods, and fenders; bumper covers; engines; head and tail lamps; and wheels. The demand for our products and services is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, the availability and pricing of new OEM parts, seasonal weather patterns and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of products for our customers when we perform these services for insurance carriers.
There is no standard price for many of our products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM product prices, the age and mileage of the vehicle from which the part was obtained, competitor pricing and our product cost.
In 2013, revenue from other sources represented approximately 13% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
Cost of Goods Sold
Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and overhead costs related to the purchasing, warehousing and distribution of our inventory, including labor, facility and equipment costs and depreciation. Our aftermarket products are acquired from a number of vendors. Our cost of goods sold for refurbished products includes the price we pay for cores, freight, and costs to refurbish the parts, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our refurbishing operations.

Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, towing and storage fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), and the status of laws regulating bidders or exporters of salvage vehicles. Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling account for between 8% and 10% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores; freight; and costs to remanufacture the products, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our remanufacturing operations.
Some of our salvage mechanical products are sold with a standard six-month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three-year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products that is supported by certain of the suppliers of those products. We record the estimated warranty costs at the time of sale using historical warranty claims information to project future warranty claims activity and related expenses.
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

Expenses
Our facility and warehouse expenses primarily include our costs to operate our aftermarket warehouses, salvage yards and self service retail facilities. These costs include personnel expenses such as wages, incentive compensation and employee benefits for plant management and facility and warehouse personnel, as well as rent for our facilities and related utilities, property taxes, repairs and maintenance. The costs included in facility and warehouse expenses do not relate to inventory processing or conversion activities and, as such, are classified below the gross margin line on our Consolidated Statements of Income.
Our distribution expenses primarily include our costs to prepare and deliver our products to our customers. Included in our distribution expense category are personnel costs such as wages, employee benefits and incentive compensation for drivers; third party freight costs; fuel; and expenses related to our delivery and transfer trucks, including vehicle leases, repairs and maintenance and insurance.
Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel; advertising, promotion and marketing costs; credit card fees; telephone and other communication expenses; and bad debt expense. Personnel costs account for approximately 80% of our selling and marketing expenses. Most of our sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.
Our general and administrative expenses primarily include the costs of our corporate offices and field support center, which provide management, treasury, accounting, legal, payroll, business development, human resources and information systems functions. General and administrative expenses include wages and benefits for corporate, regional and administrative personnel; stock-based compensation and other incentive compensation; information systems support and maintenance expenses; and accounting, legal and other professional fees.
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
Inventory Accounting
Aftermarket and Refurbished Product Inventory. Our aftermarket inventory cost is established based on the average price we pay for parts, and includes expenses incurred for freight and overhead costs. For items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished inventory cost is based on the average price we pay for cores, and also includes expenses incurred for freight, labor and other overhead related to our refurbishing operations.
Salvage and Remanufactured Inventory. Our salvage inventory cost is established based upon the price we pay for a vehicle, including auction, towing and storage fees, as well as expenditures for buying and dismantling vehicles. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices, the assessment of which incorporates the sales probability based on a part's days in stock and historical demand. The average cost to sales percentage is derived from each facility's historical profitability for salvage vehicles. Remanufactured inventory cost is based upon the price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead related to our remanufacturing operations.
For all inventory, carrying value is recorded at the lower of cost or market and is reduced to reflect current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.
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

Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, variances between actual results achieved and projected results, changes in the projected results of the acquired business, or changes in our assessment of the probabilities surrounding the achievement of targets detailed in the respective agreements. As of December 31, 2013, we recorded $55.7 million of contingent consideration liabilities. Of this amount, $49.7 million represents the maximum payment for the 2013 performance period related to our 2011 acquisition of ECP, which we expect to pay in the first quarter of 2014.
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
We are organized into three operating segments: Wholesale—North America; Wholesale—Europe; and Self Service. We have also concluded that these three operating segments are reporting units for purposes of goodwill impairment testing in 2013. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During 2013, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not perform any impairment tests other than our annual test in the fourth quarter of 2013.
Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of December 31, 2013, we had a total of $1.9 billion in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2013. A 25% decrease in the fair value estimates of the reporting units in the annual impairment test would not have changed this determination, and each of the reporting units had a substantial excess of fair value over carrying value.
Recently Issued Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.
Financial Information by Geographic Area
See Note 13, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated
The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	59.0%	58.2%	57.4%
Gross margin	41.0%	41.8%	42.6%
Facility and warehouse expenses	8.4%	8.4%	9.0%
Distribution expenses	8.5%	9.1%	8.8%
Selling, general and administrative expenses	11.8%	12.0%	12.0%
Restructuring and acquisition related expenses	0.2%	0.1%	0.2%
Depreciation and amortization	1.6%	1.6%	1.5%
Operating income	10.5%	10.6%	11.1%
Other expense, net	1.1%	0.7%	0.8%
Income before provision for income taxes	9.4%	9.9%	10.3%
Provision for income taxes	3.2%	3.6%	3.8%
Net income	6.2%	6.3%	6.4%
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue. Our revenue increased 22.8% to $5.1 billion for the year ended December 31, 2013 from $4.1 billion in 2012. The increase in revenue was due to 13.8% acquisition related revenue growth and 9.3% organic growth (reflecting 11.0% growth in parts and services revenue partially offset by a 1.5% decline in other revenue), partially offset by a 0.4% unfavorable impact from foreign currency exchange primarily in our European operations. Refer to the discussion of our segment results of operations for factors contributing to revenue growth during 2013 compared to the prior year.
Cost of Goods Sold. Our cost of goods sold increased to 59.0% of revenue in 2013 from 58.2% of revenue in 2012. In 2013, our cost of goods sold reflects a 0.7% increase as a percentage of revenue as a result of the lower gross margins generated by certain of our acquisitions, including our 2013 acquisitions of Sator and five U.K.-based paint distribution businesses, as well as our June 2012 acquisition of a precious metals refining and reclamation business. In the prior year period, we recognized a gain on lawsuit settlements totaling $17.9 million that did not reoccur in 2013, thus accounting for 0.4% of the increase in the current year cost of goods sold as a percentage of revenue. See Note 7, "Commitments and Contingencies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the lawsuit settlements. These increases in cost of goods sold as a percentage of revenue were partially offset by 0.4% improvement in gross margin in our salvage operations within our Wholesale - North America segment, which reflects the impact of various individually insignificant factors, the largest of which were lower vehicle costs and pricing improvements.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the year ended December 31, 2013 remained flat at 8.4% of revenue. Our North American operations increased facility and warehouse expense by 0.2% of revenue, which reflects increased weighting of our self service business. During 2012, we completed the acquisition of eight self service retail operations, which generally incur greater facility costs as a percentage of revenue compared to our wholesale operations, as our self service business tends to require a larger facility footprint to generate its sales. Higher costs in North America were offset by a greater proportion of revenue generated by our European operations, which incur lower facility warehouse costs as a percentage of revenue, combined with improved leveraging of facility and warehouse personnel in our U.K. operations related to 56 new branch openings completed since the beginning of 2012.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 8.5% of revenue in 2013 from 9.1% of revenue in 2012. In our North American operations, improved leveraging of our distribution workforce contributed 0.2% of the reduction in distribution expenses as a percentage of revenue. Fuel expense also decreased by 0.1% of revenue due to a reduction in the average price we pay for fuel. Our European operations contributed the remainder of the decrease, including a 0.2% benefit from our 2013 European acquisitions, as well as a 0.1% benefit from our existing U.K. operations, primarily as a result of improved leverage related to 56 new branch openings since the beginning of 2012.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the year ended December 31, 2013 decreased to 11.8% of revenue from 12.0% during the prior year. The reduction of these expenses as a percentage of revenue reflects an approximately equal impact from improved leveraging of general and administrative overhead costs and the relatively lower general and administrative expenses incurred by our Sator business compared to our other operations.
Restructuring and Acquisition Related Expenses. During 2013 and 2012, we incurred $10.2 million and $2.8 million of restructuring and acquisition related expenses, respectively. During the year ended December 31, 2013, we incurred $6.7 million of acquisition related expenses, which include external costs primarily related to our acquisitions of Sator, five automotive paint distribution businesses in the U.K., and our January 2014 acquisition of Keystone Specialty. During 2013, we also incurred $3.5 million related to the integration of acquired businesses into our existing operations, primarily in our European segment. Our 2012 restructuring and acquisition related expenses included $1.1 million related to the consolidation of our bumper and wheel refurbishing operations, $1.2 million related to the integration of certain of our acquisitions into our existing business, and $0.5 million of acquisition related expenses. See Note 9, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.6% during each of the years ended December 31, 2013 and 2012. Higher expense in 2013 resulting from our increased levels of property and equipment and higher levels of intangible assets as a result of business acquisitions was offset by revenue growth.
Other Expense, Net. Total other expense, net increased to $54.4 million for the year ended December 31, 2013 from $28.8 million for the prior year. This increase was primarily due to an increase in interest expense of $19.8 million compared to the prior year, which reflects an approximately equal impact of higher outstanding debt balances and higher interest rates, primarily as a result of the senior notes issued in May. In May 2013, we executed an amended and restated senior secured credit agreement, and as a result, we expensed a portion of capitalized debt issuance costs related to the prior agreement, as well as a portion of the fees incurred with the amendment. The resulting loss on debt extinguishment in 2013 totaled $2.8 million. The impact of foreign currency fluctuations in the Canadian dollar, the British pound, and other currencies was a loss of $2.4 million during 2013 compared to a gain of $0.2 million during 2012. In 2013, we recognized expense of $2.5 million as a result of fair value adjustments to our contingent payment liabilities, compared to $1.6 million in 2012.
Provision for Income Taxes. Our effective income tax rate was 34.5% and 36.2% for the years ended December 31, 2013 and 2012, respectively. We continued to expand our international operations throughout 2012 and 2013 with both acquisition related and organic revenue growth in our European segment as well as through acquisitions in Canada. The lower effective income tax rate in 2013 reflects a 1.4% benefit relative to the prior year as a result of this growth in our international operations, where a larger proportion of our pretax income was generated in lower rate jurisdictions. The effect of lower state income taxes, other discrete items and permanent differences contributed the remaining 0.3% reduction in the effective tax rate compared to the prior year.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue. Our revenue increased 26.1% to $4.1 billion for the year ended December 31, 2012 from $3.3 billion in 2011. The increase in revenue was due to 21.9% acquisition related revenue growth and 4.1% organic growth, which was composed of 6.0% parts and services revenue partially offset by a 5.8% decline in other revenue due to declining scrap steel and other metals prices. Acquisition related revenue growth for the year ended December 31, 2012 totaled $716.8 million, which included $481.6 million from our fourth quarter 2011 acquisition of ECP. Our organic revenue growth in aftermarket, other new and refurbished products of 6.2% was primarily a result of higher volumes. Incremental sales volume from ECP's new branches, which we include in organic revenue, contributed 4.4% of the growth. The remaining volume increase was primarily attributable to greater customer penetration resulting from our expansion into complementary product lines such as paint and related products. Our organic revenue from the sale of recycled and remanufactured products grew 5.8% primarily as a result of higher sales volumes, which resulted from higher inventory purchases that contributed to a greater volume of parts available for sale. Organic revenue growth in parts and services was negatively affected by milder winter weather conditions in North America in the first quarter and into the beginning of the second quarter of 2012 as the milder winter weather contributed to fewer and less severe vehicle accidents, resulting in lower insurance claims activity.
Cost of Goods Sold. Our cost of goods sold increased to 58.2% of revenue in 2012 from 57.4% of revenue in 2011. In 2012, the prices we received for scrap metal declined relative to the cost of the scrap component of the cars that we crushed, while in the prior year scrap metal prices increased relative to the cost component. The resulting margin compression in our Self Service and Wholesale - North America segments contributed 0.6% of the increase in cost of goods sold. Our acquisition of ECP, which generates lower gross margins than our North American business because of a greater weighting on lower margin mechanical products, increased our cost of goods sold by 0.3% of revenue. Our cost of goods sold for the year ended

December 31, 2012 also reflects a 0.2% increase as a result of the lower gross margins generated by our precious metals refining and reclamation business that we acquired in the second quarter of 2012. Higher warranty claims experience in 2012, primarily related to our remanufactured engines, increased cost of goods sold by 0.2% of revenue. Our cost of goods sold for 2012 also reflects lower levels of revenue from high margin, "crush only" vehicles compared to the prior year, which increased cost of goods sold by 0.2%. These increases in our cost of goods sold were partially offset by a 0.2% reduction in cost of goods sold for lower vehicle acquisition costs, primarily in our Wholesale - North America segment. Additionally, we recognized a gain on lawsuit settlements totaling $17.9 million, which reduced cost of goods sold by 0.4% of revenue. See Note 7, "Commitments and Contingencies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the lawsuit settlements.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the year ended December 31, 2012 decreased to 8.4% of revenue compared to 9.0% in 2011, which was primarily due to lower facility and warehouse expense in our ECP operations as compared to our North American operations. The branch locations in the U.K. are typically smaller and less costly than the warehouse locations in North America since the majority of the inventory is stored in the national distribution center in the U.K., which supplies the branch locations daily. In our North American operations, most of the inventory sold by our locations is stored on site rather than in regional or national distribution centers. The cost of the national distribution center in the U.K. is capitalized into inventory and expensed through cost of goods sold.
Distribution Expenses. As a percentage of revenue, distribution expenses increased to 9.1% of revenue in 2012 from 8.8% of revenue in 2011, primarily resulting from an increase of 0.2% related to our European operations. Our ECP operations, which generate a greater proportion of revenue from sales to mechanical repair shops compared to our North American operations, incur relatively higher delivery expenses as garage customers demand faster delivery times than our North American collision repair customers. In our North American operations, distribution expenses increased by 0.2% of revenue due to higher compensation costs as a percentage of revenue compared to the prior year.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the year ended December 31, 2012 were consistent with the prior year at 12.0% of revenue. Our ECP operations increased selling, general and administrative expenses by 0.2% of revenue, primarily due to greater personnel expenditures for the relatively larger sales force compared to our North American operations. The impact of higher selling expenses in our European operations was offset by a reduction in general and administrative personnel expenditures, including incentive compensation, as a percentage of revenue in our North American operations.
Restructuring and Acquisition Related Expenses. During 2012 and 2011, we incurred $2.8 million and $7.6 million of restructuring and acquisition related expenses, respectively. In 2012, we incurred $1.1 million to execute our restructuring plan to consolidate our bumper and wheel refurbishing product lines. We also incurred $1.2 million of restructuring expenses related to the integration of certain of our 2011 and 2012 acquisitions into our existing business. Our 2011 expenses included $4.0 million related to integration of our 2011 acquisition of the Akzo Nobel paint business and our 2010 acquisition of Cross Canada, a Canadian aftermarket business. We also incurred $0.4 million of integration costs related to certain of our other acquisitions. Acquisition related expenses, which consist of external costs such as closing costs and professional fees, totaled $0.5 million and $3.2 million for the years ended December 31, 2012 and 2011, respectively. Our acquisition related expenses in 2011 primarily related to our acquisition of ECP on October 1, 2011. See Note 9, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
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
Results of Operations—Segment Reporting
We have three operating segments: Wholesale—North America; Wholesale—Europe; and Self Service. Our operations in North America, which include our Wholesale—North America and Self Service operating segments, are aggregated into one reportable segment because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our Wholesale—Europe operating segment is presented as a separate reportable segment.
The following table presents our financial performance, including revenue and earnings before interest, taxes, and depreciation and amortization (“EBITDA”) by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Revenue
North America	$3,802,929		$3,426,858		$3,131,376
Europe	1,259,599		696,072		138,486
Total revenue	$5,062,528		$4,122,930		$3,269,862
EBITDA
North America	$484,824	12.7%	$440,448	12.9%	$405,924	13.0%
Europe	131,086	10.4%	70,099	10.1%	12,144	8.8%
Total EBITDA	$615,910	12.2%	$510,547	12.4%	$418,068	12.8%
The key measure of segment profit or loss reviewed by our chief operating decision maker is EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment’s percentage of consolidated revenue. Segment EBITDA excludes depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization. See Note 13, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total EBITDA to Net Income.
Since we presented a single reportable segment (North America) until the acquisition of ECP effective October 1, 2011, our European segment did not have a full comparative prior year period for the year ended December 31, 2012. For information on the factors that contributed to the results of our North American operations during 2013 compared to 2012, including the effect of our European operations on our consolidated year over year results, refer to our consolidated results of operations discussion above.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
North America
Revenue. Revenue in our North American segment increased 11.0% to $3.8 billion during the year ended December 31, 2013 from $3.4 billion during the prior year. The increase in revenue reflects 6.4% acquisition related revenue growth and 4.8% organic growth (which included 6.0% organic growth in parts and services revenue offset by 1.6% decrease in other revenue), partially offset by 0.2% unfavorable impact from foreign exchange rates, primarily in our Canadian operations. Our organic growth in parts and services revenue was primarily due to higher sales volumes. In the first half of the prior year, we experienced milder winter weather conditions, which contributed to fewer and less severe vehicle accidents, resulting in lower insurance claims. Additionally, current year sales volumes benefited from higher inventory purchases compared to the prior year, which contributed to a greater volume of parts available for sale. The decrease in other revenue was primarily a result of a reduction in sales volume from our furnace operations, partially offset by an increased volume of scrap and core revenue from our salvage operations.
EBITDA. As a percentage of revenue, EBITDA in our North American segment decreased to 12.7% during the year ended December 31, 2013 from 12.9% in the prior year. In the prior year, we recognized a gain on lawsuit settlements totaling $17.9 million, which decreased EBITDA as a percentage of revenue by 0.5% relative to the prior year as it did not reoccur in 2013. Our precious metals refining and reclamation business, which generates lower margins as a percentage of revenue, contributed 0.2% of the decline of EBITDA, primarily due to including a full year of results in 2013 compared to only seven months in 2012. In our self service operations, a narrowing spread between the prices received for scrap and other metals and the cost of the scrap component of the cars that we crushed resulted in a decrease in EBITDA of 0.2% of revenue.  These decreases were partly offset by a 0.5% improvement in EBITDA margin from our wholesale salvage operations, which reflects the impact of various individually insignificant factors, the largest of which were lower vehicle costs and pricing improvements. Lower operating expenses increased EBITDA by 0.2% of revenue as a result of improved leverage of our distribution workforce and lower fuel costs, partially offset by higher facility costs in our self service operations.
Europe
Revenue. Revenue in our European segment increased to $1.3 billion during the year ended December 31, 2013, an 81.0% increase over $696.1 million of revenue generated in the prior year. The increase in revenue includes 50.4% acquisition related revenue growth, primarily as a result of our Sator acquisition in May 2013, and 31.8% organic revenue growth. Our organic revenue growth was a result of higher sales volumes, including a 20.8% increase from stores open more than 12 months and an 11% increase from revenue generated by 56 branch openings since the beginning of 2012 through the one year anniversary of their respective opening dates. The increase in revenue was partially offset by the weakening, on average, of the British pound against the U.S. dollar, which decreased revenue by 1.3% compared to the prior year.
EBITDA. As a percentage of revenue, EBITDA in our European segment increased to 10.4% for the year ended December 31, 2013 from 10.1% during 2012. In our U.K. operations, improved leverage of our facilities and distribution network to support new branch openings and existing store sales growth resulted in a 1.1% improvement in EBITDA as a percentage of revenue compared to the prior year. The improvement in EBITDA margin in our U.K. operations was partially offset by the impact of our Sator acquisition, which decreased EBITDA by 0.4% as a percentage of revenue. We believe that Sator's negative effect on our EBITDA margin will diminish over time as we integrate Sator into our European operations, which we believe will result in cost savings, primarily in purchasing synergies. Restructuring and acquisition related expenses decreased EBITDA by 0.6% of revenue, primarily from our Sator acquisition as well as the integration of certain of our other European acquisitions. During 2013, we incurred lower expenses related to the remeasurement of contingent payment liabilities, which increased EBITDA by 0.3% of revenue compared to the prior year.
2014 Outlook
We estimate that net income and diluted earnings per share for the year ending December 31, 2014, excluding the impact of any restructuring and acquisition related expenses and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities), will be in the range of $400 million to $430 million and $1.30 to $1.40, respectively.
Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	December 31, 2013	December 31, 2012
Cash and equivalents	$150,488	$59,770
Total debt	1,305,781	1,118,478
Net debt (total debt less cash and equivalents)	1,155,293	1,058,708
Current maturities	41,535	71,716
Capacity under credit facilities (a)	1,430,000	1,030,000
Availability under credit facilities (a)	1,150,603	356,143
Total liquidity (cash and equivalents plus availability on credit facilities)	1,301,091	415,913
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
As of December 31, 2013, we had debt outstanding and additional available sources of financing, as follows:

•
Senior secured credit facility maturing in May 2018, composed of $450 million in term loans ($439 million outstanding at December 31, 2013) and $1.35 billion in revolving credit ($234 million outstanding at December 31, 2013), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior unsecured notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•
Receivables securitization facility with availability up to $80 million, maturing in September 2015 and bearing interest at variable commercial paper rates (full capacity available as of December 31, 2013)

The Sator acquisition was the catalyst for our May 2013 financing transactions. Had we simply paid for Sator with the unamended credit facility, the remaining availability under our credit facility would have been approximately $115 million, which we judged to be too low for a company our size. Given that Sator is a long-term asset, we considered alternative financing options and decided to issue long-term notes to fund this acquisition. In connection with the notes transaction, we took the opportunity to amend our credit facility by increasing the overall size of the revolver, resetting the term loan, extending the maturity, and adjusting certain covenants. We see a number of strategic benefits from this refinancing. By issuing the notes, we diversified our financing structure by adding a long-term fixed rate instrument and reducing our reliance on the bank market. We also believe the interest rate on the notes was favorable. Although higher than today's floating rate debt, the 10-year fixed rate of 4.75% reduces our risk of future interest rate increases, which we have seen in the market subsequent to our offering. The new structure provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding.
As of December 31, 2013, we had $1.2 billion available on our credit facilities. Combined with $150 million of cash and equivalents at December 31, 2013, we had $1.3 billion in available liquidity, an increase of $885 million over our available liquidity as of December 31, 2012. In January 2014, we increased our credit facility borrowings by $450 million (including $370 million borrowed under our senior secured credit facility and $80 million borrowed under the receivables securitization facility) primarily to finance our acquisition of Keystone Specialty completed on January 3, 2014. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we currently have adequate capacity, from time to time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding against our credit agreement at December 31, 2013 was 3.05%. Including the borrowings on our senior notes and receivables securitization program, our overall weighted average interest rate on borrowings was 3.85% at December 31, 2013. Cash interest payments were $45.3 million for the year ended December 31, 2013, which included our first semiannual interest payment of $14.2 million related to the senior notes. We had outstanding credit agreement borrowings of $672.6 million and $974.6 million at December 31, 2013 and December 31, 2012, respectively. Of these amounts, $22.5 million and $31.9 million were classified as current maturities at December 31, 2013 and December 31, 2012, respectively. We have scheduled repayments of $5.6 million each quarter on the term loan through its maturity in May 2018 but no other significant principal payments on our credit facilities prior to the maturity of the receivables securitization program in September 2015. We currently expect that we will extend the receivables securitization facility when the original three year term expires, but there can be no assurance that we will be able to do so on acceptable terms.

Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions.  The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.  We were in compliance with all restrictive covenants under our credit agreement as of December 31, 2013.
The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $1.7 billion, $1.3 billion, and $836.3 million in 2013, 2012, and 2011, respectively. Aftermarket inventory purchases in 2013 include $198.5 million related to our May 2013 acquisition of Sator. We normally pay for salvage vehicles acquired at salvage auctions and under direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 281,000, 262,000, and 234,000 wholesale salvage vehicles (cars and trucks) in 2013, 2012, and 2011, respectively. In addition, we acquired approximately 513,000, 416,000, and 352,000 lower cost self service and "crush only" vehicles in 2013, 2012, and 2011, respectively.
Net cash provided by operating activities totaled $428.1 million for the year ended December 31, 2013, compared to $206.2 million in 2012. Compared to the prior year, our 2013 EBITDA increased by $105.4 million, due to both acquisition related growth and organic growth. While we generated greater pretax income during 2013 compared to the prior year, we reduced our cash payments for income taxes to $110.9 million in 2013 from $146.5 million during the prior year because we overpaid taxes in 2012, which we offset against our 2013 estimated tax payments. Cash payments for incentive compensation were lower during 2013, including $8.0 million lower bonus payments and a $5.9 million payment under our long-term incentive plan in the prior year that did not reoccur in 2013. Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $64.3 million during 2013, compared to $123.0 million during 2012, primarily due to the timing of cash payments on accounts payable. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year.
Net cash used in investing activities totaled $505.6 million for the year ended December 31, 2013, compared to $352.5 million for the same period of 2012. We invested $408.4 million of cash, net of cash acquired, in business acquisitions during 2013, including our acquisition of Sator for $272.8 million, compared to $265.3 million for business acquisitions in the comparable prior year. In the third quarter of 2013, we entered into an agreement with Suncorp Group to develop an alternative vehicle products business in Australia and New Zealand, for which our initial investment totaled $9.1 million. Property and equipment purchases were $90.2 million in the year ended December 31, 2013 compared to $88.3 million in the prior year.

Net cash provided by financing activities totaled $165.9 million for the year ended December 31, 2013, compared to $157.1 million in 2012. During 2013, we amended our credit facility and issued $600 million in senior notes. In 2013, net borrowings were $227.1 million compared to $147.0 million in 2012. In both periods, we used the proceeds from the net borrowings primarily to fund acquisitions. In connection with our 2013 financing transactions, we paid $16.9 million in debt issuance costs. In March 2013, we made a payment of $33.9 million ($31.5 million included in financing cash flows and $2.4 million included in operating cash flows) for the 2012 earnout period under the contingent payment agreement related to our 2011 acquisition of ECP. Cash generated from exercises of stock options provided $15.4 million and $17.7 million in the years ended December 31, 2013 and 2012, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $18.3 million and $15.7 million in the years ended December 31, 2013 and 2012, respectively.
Net cash provided by operating activities totaled $206.2 million for the year ended December 31, 2012, compared to $211.8 million in 2011. In 2012, our EBITDA increased by $92.5 million compared to the prior year period, due to both acquisition related growth and organic growth. The increase in EBITDA was partially offset by a $43.7 million greater cash outflow for accounts payable as we accelerated payments to take advantage of prompt pay discounts, resulting in a decrease in days payable outstanding in 2012 compared to 2011. In 2012, we also made $33.0 million of higher income tax payments compared to the prior year as a result of greater pretax earnings. Due to higher outstanding debt levels, cash payments for interest exceeded the prior year by $7.7 million. Prepayments for insurance policies and payroll taxes increased by $7.3 million over the prior year due to additional insurance policies and the timing of payroll tax payments for our European operations acquired in the fourth quarter of 2011. The year ended December 31, 2012 reflected higher bonus payments of $1.8 million compared to the prior year as well as $5.9 million of incremental payments under our long term incentive plan.
Net cash used in investing activities totaled $352.5 million for the year ended December 31, 2012, compared to $571.6 million for the same period of 2011. We invested $265.3 million of cash, net of cash acquired, in 30 acquisitions and payments for certain of our 2011 acquisitions during 2012, compared to $486.9 million for 21 business acquisitions in the comparable prior year period, including our acquisition of ECP for $293.7 million of cash, net of cash acquired. Property and equipment purchases were $88.3 million in the year ended December 31, 2012 compared to $86.4 million in the prior year period.

Net cash provided by financing activities totaled $157.1 million for the year ended December 31, 2012, compared to $311.4 million in 2011. In 2012, we borrowed a net $147.0 million under our credit facilities, compared to $307.0 million in the prior year. Our 2012 bank borrowings included $200 million of available term loans under the credit agreement and $80 million under the receivables securitization facility executed in September 2012, the proceeds of which were used to fund acquisitions and pay outstanding amounts under our revolving credit facility. Our bank borrowings in 2011 were used primarily to finance the acquisition of ECP in October 2011. Related to the execution of the 2011 credit agreement, we paid $11.0 million of debt issuance costs during 2011. Payments of other obligations, which included primarily acquisition related notes payable, totaled $23.1 million in 2012, compared to $4.5 million during 2011. Cash generated from exercises of stock options provided $17.7 million and $11.9 million in the years ended December 31, 2012 and 2011, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $15.7 million and $8.0 million in the years ended December 31, 2012 and 2011, respectively.
As part of the consideration for certain of our business acquisitions, we entered into contingent consideration agreements with the selling shareholders. Under the terms of the contingent consideration agreements, additional payments will be made to the former owners if specified future events occur or conditions are met, such as meeting profitability or earnings targets. As of December 31, 2013, the fair value of our contingent consideration liabilities was $55.7 million, which included a liability for the maximum remaining payment of $49.7 million (£30 million) under the contingent payment arrangement for our 2011 ECP acquisition, which we expect to pay in the first quarter of 2014 either with cash generated from operations or through draws on our revolving credit facility.
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
2014 Outlook
We estimate that our capital expenditures for 2014, excluding business acquisitions, will be between $110 million and $140 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2014 will be approximately $375 million.
Off-Balance Sheet Arrangements and Future Commitments
We do not have any off-balance sheet arrangements or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.

The following table represents our future commitments under contractual obligations as of December 31, 2013 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Long-term debt(1)	$1,634.9	$86.4	$140.1	$679.9	$728.5
Capital lease obligations(2)	25.4	4.7	6.2	1.4	13.1
Operating leases(3)	646.3	114.4	188.8	122.7	220.4
Purchase obligations(4)	142.9	142.9	—	—	—
Contingent consideration liabilities(5)	55.9	52.5	3.4	—	—
Outstanding letters of credit	45.6	45.6	—	—	—
Other asset purchase commitments	37.7	25.8	8.0	3.9	—
Purchase price payable	2.1	2.1	—	—	—
Other long-term obligations
Self-insurance reserves(6)	49.6	22.7	17.0	6.3	3.6
Deferred compensation plans and other retirement obligations(7)	27.2	2.0	—	—	25.2
Long term incentive plan	6.9	1.9	5.0	—	—
Foreign currency forward contracts	21.8	21.8	—	—	—
Liabilities for unrecognized tax benefits	1.8	0.2	0.3	0.7	0.6
Total	$2,698.1	$523.0	$368.8	$814.9	$991.4

(1)
Our long-term debt under contractual obligations above includes interest on the balances outstanding as of December 31, 2013. Interest on our senior notes, notes payable, and other long-term debt is calculated based on the respective stated rates. Interest on our variable rate credit facilities is calculated based on the weighted average rates, including the impact of interest rate swaps through their respective expiration dates, in effect for each tranche of borrowings as of December 31, 2013. Estimated interest expense included in the table above represents $49.1 million for obligations maturing in less than one year, $92.4 million for obligations maturing in one to three years, $74.1 million for obligations maturing in three to five years, and $128.3 million for obligations maturing in more than five years.

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

(5)
Our contingent consideration liabilities reflect the undiscounted estimated payments of additional consideration related to business combinations. The actual payouts will be determined at the end of the applicable performance periods based on the acquired entities' achievement of the targets specified in the purchase agreements.

(6)
Self-insurance reserves include undiscounted estimated payments, net of estimated insurance recoveries, for our employee medical benefits, automobile liability, general liability, directors and officers liability, workers' compensation and property insurance.

(7)
Deferred compensation payments are dependent on elected payment dates. While we expect that these payments will be made more than five years from the latest balance sheet date, payments may be made earlier depending on such elections. Our deferred compensation plans are funded through investments in life insurance policies. Other retirement obligations consists of our expected required contributions to Sator's pension plan. We have not included future funding requirements beyond 2014 in the table above, as these funding projections are not practicable to estimate.

The preceding table does not reflect our acquisition of Keystone Specialty, which we agreed to acquire on December 5, 2013. The transaction closed on January 3, 2014 after obtaining the necessary regulatory approvals and completing all closing activities. The purchase price included $422.4 million of cash payments (net of cash acquired) and $31.5 million of notes payable due in 2015. The purchase price is subject to working capital adjustments, which we expect to finalize in 2014.

See Note 8, "Business Combinations” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our acquisition of Keystone Specialty.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the prime rate, LIBOR or CDOR. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. Net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (Wells Fargo Bank, N.A., Bank of America, N.A. and RBS Citizens, N.A.).
As of December 31, 2013, we held six interest rate swap contracts representing a total of $420 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2015 through December 2016. In total, we had 78% and 64% of our variable rate debt under our credit facility at fixed rates at December 31, 2013 and 2012, respectively. As of December 31, 2013, the fair market value of these swap contracts was a net liability of $8.5 million. The values of such contracts are subject to changes in interest rates.
At December 31, 2013, we had $146 million of variable rate debt that was not hedged, and in January 2014, we increased our revolver borrowings by $370 million and our receivables securitization borrowings by $80 million related to our acquisition of Keystone Specialty. Including these subsequent borrowings, a 100 basis point movement in interest rates would change interest expense by $6 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.
The proceeds of our May 2013 senior notes offering were used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, in 2013 we entered into euro-denominated and pound sterling-denominated intercompany notes, which we intend to settle and which may incur transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, we entered into foreign currency forward contracts to sell €150.0 million for $195.0 million and £70.0 million for $105.8 million. The gains or losses from the remeasurement of these contracts are recorded to earnings to offset the remeasurement of the related notes. As of December 31, 2013, the fair market value of these forward contracts was a liability of $21.8 million.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2013 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 30% of our revenue during 2013. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and our operating income for the year ended December 31, 2013.
Other than with respect to our intercompany transactions denominated in euro and pound sterling and a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of December 31, 2013, we had amounts outstanding under our revolving credit facility denominated in Canadian dollars of CAD $110.0 million ($103.6 million), pounds sterling of £72.9 million ($120.6 million) and euros of €7.0 million ($9.6 million).
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin. As of December 31, 2013, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business acquired in 2012. The notional amount and fair value of these forward contracts at December 31, 2013 were immaterial.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 3, 2014

LKQ CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and equivalents	$150,488	$59,770
Receivables, net	458,094	311,808
Inventory	1,076,952	900,803
Deferred income taxes	63,938	53,485
Prepaid income taxes	8,069	29,537
Prepaid expenses and other current assets	42,276	28,948
Total Current Assets	1,799,817	1,384,351
Property and Equipment, net	546,651	494,379
Intangible Assets:
Goodwill	1,937,444	1,690,284
Other intangibles, net	153,739	106,715
Other Assets	81,123	47,727
Total Assets	$4,518,774	$3,723,456
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$349,069	$219,335
Accrued expenses:
Accrued payroll-related liabilities	58,695	44,400
Other accrued expenses	140,074	90,422
Income taxes payable	17,440	2,748
Contingent consideration liabilities	52,465	42,255
Other current liabilities	18,675	17,068
Current portion of long-term obligations	41,535	71,716
Total Current Liabilities	677,953	487,944
Long-Term Obligations, Excluding Current Portion	1,264,246	1,046,762
Deferred Income Taxes	133,822	102,275
Contingent Consideration Liabilities	3,188	47,754
Other Noncurrent Liabilities	88,820	74,627
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value,1,000,000,000 and 500,000,000 shares authorized, 300,805,276 and 297,810,896 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,008	2,978
Additional paid-in capital	1,006,084	950,338
Retained earnings	1,321,642	1,010,019
Accumulated other comprehensive income	20,011	759
Total Stockholders’ Equity	2,350,745	1,964,094
Total Liabilities and Stockholders’ Equity	$4,518,774	$3,723,456

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$5,062,528	$4,122,930	$3,269,862
Cost of goods sold	2,987,126	2,398,790	1,877,869
Gross margin	2,075,402	1,724,140	1,391,993
Facility and warehouse expenses	425,081	347,917	293,423
Distribution expenses	431,947	375,835	287,626
Selling, general and administrative expenses	597,052	495,591	391,942
Restructuring and acquisition related expenses	10,173	2,751	7,590
Depreciation and amortization	80,969	64,093	49,929
Operating income	530,180	437,953	361,483
Other expense (income):
Interest expense	51,184	31,429	24,307
Loss on debt extinguishment	2,795	—	5,345
Change in fair value of contingent consideration liabilities	2,504	1,643	(1,408)
Interest and other income, net	(2,130)	(4,286)	(2,532)
Total other expense, net	54,353	28,786	25,712
Income before provision for income taxes	475,827	409,167	335,771
Provision for income taxes	164,204	147,942	125,507
Net income	$311,623	$261,225	$210,264
Earnings per share:
Basic	$1.04	$0.88	$0.72
Diluted	$1.02	$0.87	$0.71

Consolidated Statements of Comprehensive Income (In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$311,623	$261,225	$210,264
Other comprehensive income (loss), net of tax:
Foreign currency translation	14,056	12,921	(4,273)
Net change in unrecognized gains/losses on derivative instruments, net of tax	4,495	(3,201)	(9,066)
Unrealized gain on pension plan, net of tax	701	—	—
Total other comprehensive income (loss)	19,252	9,720	(13,339)
Total comprehensive income	$330,875	$270,945	$196,925

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$311,623	$261,225	$210,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,463	70,165	54,505
Stock-based compensation expense	22,036	15,634	13,107
Deferred income taxes	4,279	4,222	9,302
Excess tax benefit from stock-based payments	(18,348)	(15,737)	(7,973)
Other	9,630	4,515	6,556
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(44,670)	(12,813)	(18,074)
Inventory	(69,222)	(95,042)	(90,091)
Prepaid expenses and other assets	(5,224)	(18,952)	(5,094)
Prepaid income taxes/income taxes payable	49,993	(774)	2,251
Accounts payable	49,641	(15,097)	28,589
Accrued expenses and other current liabilities	23,256	2,208	(3,303)
Other noncurrent liabilities	8,599	6,636	11,733
Net cash provided by operating activities	428,056	206,190	211,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(90,186)	(88,255)	(86,416)
Proceeds from sales of property and equipment	2,100	1,057	1,743
Investment in unconsolidated subsidiary	(9,136)	—	—
Acquisitions, net of cash acquired	(408,384)	(265,336)	(486,934)
Net cash used in investing activities	(505,606)	(352,534)	(571,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	15,392	17,693	11,919
Excess tax benefit from stock-based payments	18,348	15,737	7,973
Debt issuance costs	(16,940)	(253)	(11,048)
Proceeds from issuance of senior notes	600,000	—	—
Borrowings under revolving credit facility	437,023	742,381	1,111,369
Repayments under revolving credit facility	(748,086)	(855,402)	(453,867)
Borrowings under term loans	35,000	200,000	250,000
Repayments under term loans	(16,875)	(20,000)	(600,464)
Borrowings under receivables securitization facility	41,500	82,700	—
Repayments under receivables securitization facility	(121,500)	(2,700)	—
Repayments of other long-term debt	(45,062)	(18,791)	(4,471)
Payments of other obligations	(32,859)	(4,293)	—
Net cash provided by financing activities	165,941	157,072	311,411
Effect of exchange rate changes on cash and equivalents	2,327	795	982
Net increase (decrease) in cash and equivalents	90,718	11,523	(47,442)
Cash and equivalents, beginning of period	59,770	48,247	95,689
Cash and equivalents, end of period	$150,488	$59,770	$48,247
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$110,862	$146,478	$113,433
Interest	45,253	29,026	21,354
Supplemental disclosure of noncash investing and financing activities:
Notes payable and long-term obligations, including notes issued in connection with business acquisitions	$8,360	$21,626	$56,429
Contingent consideration liabilities	3,854	5,456	81,239
Non-cash property and equipment additions	6,615	21,031	3,981

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2011	290,933	$2,909	$868,344	$538,530	$4,378	$1,414,161
Net income	—	—	—	210,264	—	210,264
Other comprehensive loss	—	—	—	—	(13,339)	(13,339)
Restricted stock units vested	164	2	(2)	—	—	—
Stock issued as director compensation	32	—	399	—	—	399
Stock-based compensation expense	—	—	12,708	—	—	12,708
Exercise of stock options	2,768	28	11,891	—	—	11,919
Excess tax benefit from stock-based payments	—	—	7,973	—	—	7,973
BALANCE, December 31, 2011	293,897	$2,939	$901,313	$748,794	$(8,961)	$1,644,085
Net income	—	—	—	261,225	—	261,225
Other comprehensive income	—	—	—	—	9,720	9,720
Restricted stock units vested	467	5	(5)	—	—	—
Stock-based compensation expense	—	—	15,634	—	—	15,634
Exercise of stock options	3,447	34	17,659	—	—	17,693
Excess tax benefit from stock-based payments	—	—	15,737	—	—	15,737
BALANCE, December 31, 2012	297,811	$2,978	$950,338	$1,010,019	$759	$1,964,094
Net income	—	—	—	311,623	—	311,623
Other comprehensive income	—	—	—	—	19,252	19,252
Restricted stock units vested	595	6	(6)	—	—	—
Stock-based compensation expense	—	—	22,036	—	—	22,036
Exercise of stock options	2,399	24	15,368	—	—	15,392
Excess tax benefit from stock-based payments	—	—	18,348	—	—	18,348
BALANCE, December 31, 2013	300,805	$3,008	$1,006,084	$1,321,642	$20,011	$2,350,745

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business
The financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We provide replacement parts, components and systems needed to repair cars and trucks. We are the nation's largest provider of alternative vehicle collision replacement products, and a leading provider of alternative vehicle mechanical replacement products. We also have operations in the United Kingdom, the Netherlands, Belgium, Northern France, Canada, Mexico and Central America. In total, we operate more than 570 facilities.
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
At the 2013 Annual Meeting of Stockholders in May 2013, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 500 million to 1 billion. The increased number of authorized shares is reflected on our Consolidated Balance Sheet as of December 31, 2013.

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
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $26.6 million and $24.7 million at December 31, 2013 and 2012, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Consolidated Statements of Income and are shown as a current liability on our Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap, cores and other metals when title has transferred, which typically occurs upon delivery to the customer. Revenue also includes amounts billed to customers for shipping and handling. Distribution expenses in the accompanying Consolidated Statements of Income are the costs incurred to prepare and deliver products to customers.
Receivables and Allowance for Doubtful Accounts
In the normal course of business, we extend credit to customers after a review of each customer's credit history. We recorded a reserve for uncollectible accounts of approximately $14.4 million and $9.5 million at December 31, 2013 and 2012, respectively. The reserve is based upon the aging of the accounts receivable, our assessment of the collectability of specific customer accounts and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received.
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
A salvage product is a recycled vehicle part suitable for sale as a replacement part. Cost is established based upon the price we pay for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices, the assessment of which incorporates the sales probability based on a part's days in stock and historical demand. The average cost to sales percentage is derived from each facility's historical profitability for salvage vehicles. Remanufactured inventory cost is based upon the price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead.
For all inventory, carrying value is recorded at the lower of cost or market and is reduced to reflect current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.
Inventory consists of the following (in thousands):

	December 31,
	2013	2012
Aftermarket and refurbished products	$706,600	$523,677
Salvage and remanufactured products	370,352	377,126
	$1,076,952	$900,803
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements that extend the useful life of the related asset are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Construction in progress consists primarily of building and land improvements at our existing facilities. Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease and reasonably assured renewal periods, if shorter.
Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Land and improvements	$101,018	$87,720
Buildings and improvements	143,535	133,368
Furniture, fixtures and equipment	282,862	243,565
Computer equipment and software	108,424	91,588
Vehicles and trailers	64,381	51,187
Leasehold improvements	108,625	91,280
	808,845	698,708
Less—Accumulated depreciation	(294,183)	(231,130)
Construction in progress	31,989	26,801
	$546,651	$494,379
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships and covenants not to compete.
Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2013, 2012 and 2011. The results of all of these tests indicated that goodwill was not impaired.
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	North America	Europe	Total
Balance as of January 1, 2011	$1,032,973	$—	$1,032,973
Business acquisitions and adjustments to previously recorded goodwill	105,177	337,031	442,208
Exchange rate effects	(1,520)	2,402	882
Balance as of December 31, 2011	$1,136,630	$339,433	$1,476,063
Business acquisitions and adjustments to previously recorded goodwill	201,742	(4,140)	197,602
Exchange rate effects	1,459	15,160	16,619
Balance as of December 31, 2012	$1,339,831	$350,453	$1,690,284
Business acquisitions and adjustments to previously recorded goodwill	27,035	208,412	235,447
Exchange rate effects	(7,929)	19,642	11,713
Balance as of December 31, 2013	$1,358,937	$578,507	$1,937,444
In 2013 and 2012, we finalized the valuation of certain intangible assets acquired related to our 2012 and 2011 acquisitions, respectively. As these adjustments did not have a material impact on our financial position or results of operations, we recorded these adjustments to goodwill and amortization expense in 2013 and 2012, respectively.
The components of other intangibles are as follows (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$143,577	$(27,950)	$115,627	$118,422	$(21,599)	$96,823
Customer relationships	29,583	(10,770)	18,813	14,426	(6,642)	7,784
Software and other technology related assets	20,384	(2,718)	17,666	—	—	—
Covenants not to compete	3,979	(2,346)	1,633	3,654	(1,546)	2,108
	$197,523	$(43,784)	$153,739	$136,502	$(29,787)	$106,715

During 2013, we recorded $23.9 million of trade names, $19.3 million of software and technology related assets, $14.1 million of customer relationships and $0.3 million of covenants not to compete resulting from our 2013 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2012 acquisitions. The trade names, software and technology related assets, and customer relationships recorded in 2013 included $23.5 million, $19.3 million and $2.5 million, respectively, related to our acquisition of Sator Beheer B.V. ("Sator") as discussed in Note 8, "Business Combinations." We also recognized $11.4 million of customer relationships related to our acquisitions of five automotive paint distributors in 2013. In 2012, we recorded $0.6 million of trade names, $4.1 million of customer relationships and $0.6 million of covenants not to compete resulting from our 2012 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2011 acquisitions.
Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 13 years) on either a straight-line or accelerated basis. Software and other technology related assets are amortized on a straight-line basis over the expected period to be benefited (five years). Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $13.8 million, $9.5 million and $7.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2018 is $17.0 million, $15.1 million, $13.9 million, $13.2 million and $10.1 million, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no material adjustments to the carrying value of long-lived assets during the years ended December 31, 2013, 2012 or 2011.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products that is supported by certain of the suppliers of those products. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2012	$7,347
Warranty expense	29,628
Warranty claims	(27,514)
Business acquisitions	1,113
Balance as of December 31, 2012	$10,574
Warranty expense	29,674
Warranty claims	(27,801)
Balance as of December 31, 2013	$12,447
Self-Insurance Reserves
We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $55.6 million and $44.1 million, including $25.8 million and $21.5 million classified as Other Accrued Expenses, as of December 31, 2013 and 2012, respectively. The remaining balances of self-insurance reserves are classified as Other Noncurrent Liabilities, which reflects management's estimates of when claims will be paid. The reserves presented on the Consolidated Balance Sheets are net of claims deposits of $0.5 million at both December 31, 2013 and 2012. In addition to these claims deposits, we had outstanding letters of credit of $43.0 million and $37.1 million at December 31, 2013 and 2012, respectively, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.
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
Investment in Unconsolidated Subsidiary
In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop ACM Parts Pty Ltd ("ACM Parts"), an alternative vehicle replacement parts business in those countries. We hold a 49% equity interest in the entity and will contribute our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts; Suncorp Group holds a 51% equity interest and will supply salvage vehicles to the venture as well as assist in establishing relationships with repair shops as customers. We are accounting for our interest in this subsidiary using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. The total of our investment in ACM Parts is included within Other Assets on our Consolidated Balance Sheets. As of December 31, 2013, the carrying value of our investment in this unconsolidated subsidiary was $8.9 million. Our equity in the net earnings of the investee for the year ended December 31, 2013 was not material.
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
Recent Accounting Pronouncements
Effective January 1, 2013, we adopted the FASB ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires disclosure of amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As this guidance only revises the presentation and disclosures related to the reclassification of items out of AOCI, the adoption of this guidance will not affect our financial position, results of operations or cash flows. See Note 12, "Accumulated Other Comprehensive Income (Loss)" for the additional required disclosures.

Note 3.	Equity Incentive Plans
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by our stockholders for issuance under the Equity Incentive Plan is 69.9 million shares, subject to antidilution and other adjustment provisions. We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by our stockholders for issuance under the Equity Incentive Plan, 14 million shares remained available for issuance as of December 31, 2013. We expect to issue new shares of common stock to cover past and future equity grants.
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
RSUs
RSUs vest over periods of up to five years, subject to a continued service condition. Each RSU converts into one share of LKQ common stock on the applicable vesting date. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest. The grant date fair value of RSUs is based on the market price of LKQ stock on the grant date.
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
The fair value of RSUs that vested during the years ended December 31, 2013, 2012 and 2011 was $14.4 million, $7.8 million and $2.2 million, respectively.
In January 2014, our Board of Directors granted 585,160 RSUs to employees.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire ten years from the date they are granted.
The total grant-date fair value of options that vested during the years ended December 31, 2013, 2012 and 2011 was $5.1 million, $7.2 million and $8.6 million respectively. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $46.9 million, $45.3 million and $24.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Restricted Stock
Restricted stock vests over a five year period, subject to a continued service condition. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest.
The fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $1.6 million and $1.1 million, respectively.

A summary of transactions in our stock-based compensation plans is as follows:

	Shares Available For Grant	RSUs		Stock Options		Restricted Stock
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	4,280,180	—	$—	16,147,930	$6.14	308,000	$9.50
Granted	(1,643,348)	1,643,348	11.80	—	—	—	—
Shares Issued for Director Compensation	(31,166)	—	—	—	—	—	—
Exercised	—	—	—	(2,768,038)	4.31	—	—
Vested	—	(164,862)	11.84	—	—	(96,000)	9.51
Canceled	346,704	(44,904)	11.77	(301,800)	8.44	—	—
Additional Shares Authorized	12,800,000	—	—	—	—	—	—
Balance, December 31, 2011	15,752,370	1,433,582	$11.80	13,078,092	$6.47	212,000	$9.49
Granted	(1,504,410)	1,504,410	15.86	—	—	—	—
Exercised	—	—	—	(3,446,472)	5.13	—	—
Vested	—	(467,208)	13.09	—	—	(96,000)	9.51
Canceled	395,972	(119,422)	14.03	(276,550)	8.30	—	—
Balance, December 31, 2012	14,643,932	2,351,362	$14.02	9,355,070	$6.90	116,000	$9.47
Granted	(924,312)	924,312	22.18	—	—	—	—
Exercised	—	—	—	(2,399,419)	6.41	—	—
Vested	—	(594,961)	15.05	—	—	(96,000)	9.51
Canceled	245,820	(122,500)	16.25	(123,320)	8.89	—	—
Balance, December 31, 2013	13,965,440	2,558,213	$16.63	6,832,331	$7.04	20,000	$9.30
The RSUs containing a performance-based vesting condition that were granted in replacement of canceled RSUs were accounted for as a modification of the original awards, and therefore are not reflected as grants or cancellations in the table above.
The following table summarizes information about expected to vest RSUs and restricted stock, and vested and expected to vest options at December 31, 2013:

	Shares	Weighted Average Remaining Contractual Life (Yrs)	Intrinsic Value (in thousands)	Weighted Average Exercise Price
RSUs	2,462,273	2.8	$81,009	$—
Stock options	6,776,241	4.2	175,394	7.02
Restricted stock	20,000	0.8	658	—

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $32.90 on December 31, 2013. This amount changes based upon the fair market value of our common stock. The aggregate intrinsic value of total outstanding RSUs and restricted stock was $84.2 million and $0.7 million at December 31, 2013, respectively.

The following table summarizes information about outstanding and exercisable stock options at December 31, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$1.50 - $3.50	791,646	0.9	$2.20	791,646	0.9	$2.20
$3.51 - $5.50	1,381,400	2.5	4.84	1,381,400	2.5	4.84
$5.51 - $7.50	1,575,714	5.0	5.98	1,342,293	5.0	5.98
$7.51 - $9.50	203,166	5.1	9.23	175,366	5.0	9.24
$9.51 +	2,880,405	5.4	9.85	2,060,757	5.2	9.81
	6,832,331	4.2	$7.04	5,751,462	3.9	$6.65
The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2013 was $176.7 million and $151.0 million, respectively.
For the 2013 RSU grants that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. For the RSUs that were canceled and replaced, the fair values of the RSUs immediately before and after the modification were the same. As a result, there was no charge recorded in 2013 and the expense for these RSUs was continued at the grant date fair value. During the year ended December 31, 2013, we recognized $8.3 million of stock based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.
In all cases, compensation expense is adjusted to reflect estimated forfeitures. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures.
The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
RSUs	$17,299	$8,411	$3,666
Stock options	4,529	6,310	8,129
Restricted stock	208	913	913
Stock issued to non-employee directors	—	—	399
Total stock-based compensation expense	$22,036	$15,634	$13,107
The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of goods sold	$392	$376	$327
Facility and warehouse expenses	2,745	2,465	2,391
Selling, general and administrative expenses	18,899	12,793	10,389
	22,036	15,634	13,107
Income tax benefit	(8,594)	(6,097)	(5,059)
Total stock-based compensation expense, net of tax	$13,442	$9,537	$8,048
We have not capitalized any stock-based compensation costs during the years ended December 31, 2013, 2012 or 2011.

As of December 31, 2013, unrecognized compensation expense related to unvested RSUs, stock options and restricted stock is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Restricted Stock	Total
2014	$12,522	$2,724	$139	$15,385
2015	9,123	69	—	9,192
2016	5,611	—	—	5,611
2017	2,666	—	—	2,666
2018	118	—	—	118
Total unrecognized compensation expense	$30,040	$2,793	$139	$32,972

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	December 31,
	2013	2012
Senior secured credit agreement:
Term loans payable	$438,750	$420,625
Revolving credit facility	233,804	553,964
Senior notes	600,000	—
Receivables securitization facility	—	80,000
Notes payable through October 2018 at weighted average interest rates of 1.1% and 1.7%, respectively	15,730	42,398
Other long-term debt at weighted average interest rates of 3.5% and 3.3%, respectively	17,497	21,491
	1,305,781	1,118,478
Less current maturities	(41,535)	(71,716)
	$1,264,246	$1,046,762

The scheduled maturities of long-term obligations outstanding at December 31, 2013 are as follows (in thousands):

2014	$41,535
2015	27,934
2016	25,240
2017	23,334
2018	583,140
Thereafter	604,598
$1,305,781
Senior Secured Credit Agreement
On May 3, 2013, we entered into an amended and restated credit agreement (the "Credit Agreement") with the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America N.A., as syndication agent, The Bank of Tokyo-Mitsubishi UFJ, LTD ("BTMU") and RBS Citizens, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BTMU, and RBS Citizens, N.A., as joint lead arrangers and joint bookrunners. The Credit Agreement retains many of the terms of the Company's amended and restated credit agreement dated September 30, 2011 (the “Original Credit Agreement”) while also modifying certain terms to (1) extend the maturity date by approximately two years to May 3, 2018; (2) increase the total availability under the Credit Agreement from $1.4 billion to $1.8 billion (composed of $1.2 billion in the revolving credit facility's multicurrency component, $150 million in the revolving credit facility's US dollar component, and $450 million of term loans); (3) increase the amount of letters of credit that may be issued under the revolving credit facility to $150 million from $125 million; (4) raise the amount of the swing line loans available under the revolving credit facility to $50 million from $25 million; (5) increase the maximum net leverage ratio covenant; (6) add certain subsidiaries as additional borrowers under the revolving credit facility; and (7) make other immaterial or clarifying modifications and amendments to the terms of the Original Credit Agreement. The Credit Agreement allows the Company to increase the amount of the revolving credit facility or obtain incremental term loans up to the greater of $400 million or the amount that may be borrowed while maintaining a senior secured leverage ratio of less than or equal to 2.50 to 1.00, subject to the agreement of the lenders. The proceeds of the Credit Agreement were used to repay amounts outstanding under the Original Credit Agreement, to pay fees related to the amendment and restatement, and for general corporate purposes.
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on May 3, 2018. Amounts under the initial and additional term borrowings are due and payable in quarterly installments equal to 1.25% of the original principal amount beginning on September 30, 2013 with the remaining balance due and payable on the maturity date of the Credit Agreement. We are required to prepay the term loan by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the Credit Agreement without penalty.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding against the Credit Agreement at December 31, 2013 and 2012 were 3.05% and 2.85%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facility. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $672.6 million and $974.6 million at December 31, 2013 and 2012, respectively, of which $22.5 million and $31.9 million were classified as current maturities, respectively. As of December 31, 2013, there were letters of credit outstanding in the aggregate amount of $45.6 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability on the revolving credit facility at December 31, 2013 was $1.1 billion. In January 2014, we increased our borrowings under the Credit Agreement by $370 million in connection with our acquisition of Keystone Specialty, as described in Note 8, "Business Combinations."
Related to the execution of the Credit Agreement, we incurred $7.2 million of fees, of which $6.1 million were capitalized within Other Assets on our Consolidated Balance Sheet and are amortized over the term of the agreement. The remaining $1.1 million of fees were expensed, together with $1.7 million of capitalized debt issuance costs related to the Original Credit Agreement, as a loss on debt extinguishment in our Consolidated Statements of Income for the year ended December 31, 2013.
Senior Notes
On May 9, 2013, we completed an offering of $600 million aggregate principal amount of senior notes due May 15, 2023 (the "Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The proceeds from the offering were used to repay revolver borrowings under our Credit Agreement, including amounts borrowed to finance our acquisition of Sator in May 2013 as discussed further in Note 8, "Business Combinations," to pay related fees and expenses and for general corporate purposes. The Notes are governed by the Indenture dated as of May 9, 2013 among LKQ Corporation, certain of our subsidiaries (the "Guarantors") and U.S. Bank National Association, as trustee.
The Notes bear interest at a rate of 4.75% per year from the date of the original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Notes is payable in arrears on May 15 and November 15 of each year. The first interest payment was made on November 15, 2013. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
The Notes and the guarantees are our and each Guarantor's senior unsecured obligations and are subordinated to all of the Guarantor's existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Notes are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Notes to the extent of the assets of those subsidiaries.
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
Fees incurred related to the offering of the Notes totaling $9.7 million were capitalized within Other Assets on our Consolidated Balance Sheet and are amortized over the term of the Notes.
Receivables Securitization Facility
On September 28, 2012, we entered into a three year receivables securitization facility with BTMU as Administrative Agent. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to BTMU for the benefit of conduit investors and/or financial institutions for up to $80 million in cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions. The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of December 31, 2012, $116.9 million of net Receivables were collateral for the investment under the receivables facility. There were no borrowings outstanding under the receivables facility as of December 31, 2013. In January 2014, we borrowed the maximum amount of $80 million in connection with our acquisition of Keystone Automotive Holdings, Inc. (“Keystone Specialty”), as described in Note 8, "Business Combinations."
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR") plus 1.25%, or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate plus 1.25% or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of December 31, 2012, the interest rate under the receivables facility was based on commercial paper rates and was 1.05%. During 2012, we also incurred $0.3 million of arrangement fees and other related transaction costs which were capitalized within Other Assets on the Consolidated Balance Sheets and are amortized over the term of the facility. The outstanding balance of $80 million as of December 31, 2012 was classified as long-term on the Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

Note 5.	Derivative Instruments and Hedging Activities
We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our senior secured debt, changing foreign exchange rates for certain foreign currency denominated transactions and changes in metals prices. We do not hold or issue derivatives for trading purposes.

Cash Flow Hedges
At December 31, 2013, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2015 through 2016.
We hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of changing exchange rates on these future cash flows, as well as minimizing the impact of fluctuating exchange rates on our results of operations through the respective dates of settlement. Under the terms of the foreign currency forward contracts, we will sell euros and pounds sterling in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income (expense) when the underlying transaction has an impact on earnings. In January 2014, we settled our £70 million foreign currency forward contract and the underlying intercompany transaction. Our €150 million forward contract also expires in 2014.
The following table summarizes the notional amounts and fair values of our designated cash flow hedges of December 31, 2013 (in thousands):

	Notional Amount				Fair Value at December 31, 2013 (USD)		Fair Value at December 31, 2012 (USD)
	December 31, 2013		December 31, 2012		Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$420,000		$520,000	$—	$8,099	$705	$12,791
GBP denominated		£50,000		£50,000	—	345	—	2,135
CAD denominated	C$	25,000	C$	25,000	—	26	—	12
Foreign currency forward contracts
EUR denominated		€149,976	—		11,632	—	—	—
GBP denominated		£70,000	—		10,186	—	—	—
Total cash flow hedges					$21,818	$8,470	$705	$14,938

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Consolidated Balance Sheets at December 31, 2013 or 2012.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." In May 2013, we repaid a portion of our variable rate U.S. dollar denominated credit agreement borrowings with the proceeds of our fixed rate senior notes, which resulted in one of our interest rate swap contracts, which expired in October 2013, no longer being designated as an effective cash flow hedge. As a result, we experienced an immaterial amount of hedge ineffectiveness during the year ended December 31, 2013. Hedge ineffectiveness related to our foreign currency forward contracts was immaterial to our results of operations during 2013. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of December 31, 2013, we estimate that $4.0 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into our Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts and commodity forward contracts, to manage our exposure to variability related to purchases of inventory invoiced in a non-functional currency and to metals prices in certain of our operations. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at December 31, 2013 and 2012, along with the effect on our results of operations in 2013 and 2012, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the year ended December 31, 2013, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. During the year ended December 31, 2013, we entered into several foreign currency forward contracts as described in Note 5, "Derivative Instruments and Hedging Activities," which are recorded at fair market value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2013 and 2012 (in thousands):

	Balance as of December 31, 2013	Fair Value Measurements as of December 31, 2013
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$25,745	$—	$25,745	$—
Total Assets	$25,745	$—	$25,745	$—
Liabilities:
Contingent consideration liabilities	$55,653	$—	$—	$55,653
Deferred compensation liabilities	25,232	—	25,232	—
Foreign currency forward contracts	21,818		21,818
Interest rate swaps	8,470	—	8,470	—
Total Liabilities	$111,173	$—	$55,520	$55,653

	Balance as of December 31, 2012	Fair Value Measurements as of December 31, 2012
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$19,492	$—	$19,492	$—
Total Assets	$19,492	$—	$19,492	$—
Liabilities:
Contingent consideration liabilities	$90,009	$—	$—	$90,009
Deferred compensation liabilities	19,843	—	19,843	—
Interest rate swaps	15,643	—	15,643	—
Total Liabilities	$125,495	$—	$35,486	$90,009

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

Our contingent consideration liabilities are related to our business acquisitions as further described in Note 8, "Business Combinations." Under the terms of the contingent consideration agreements, payments may be made at specified future dates depending on the performance of the acquired business subsequent to the acquisition. The liabilities for these payments are classified as Level 3 liabilities because the related fair value measurement, which is determined using an income approach, includes significant inputs not observable in the market. These unobservable inputs include internally-developed assumptions of the probabilities of achieving specified targets, which are used to determine the resulting cash flows and the applicable discount rate. Our Level 3 fair value measurements are established and updated quarterly by our corporate accounting department using current information about these key assumptions, with the input and oversight of our operational and executive management teams. We evaluate the performance of the business during the period compared to our previous expectations, along with any changes to our future projections, and update the estimated cash flows accordingly. In addition, we consider changes to our cost of capital and changes to the probability of achieving the earnout payment targets when updating our discount rate on a quarterly basis.
The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

	December 31,
	2013	2012
Unobservable Input	(Weighted Average)
Probability of achieving payout targets	70.6%	79.7%
Discount rate	6.5%	6.6%
A significant decrease in the assessed probabilities of achieving the targets or a significant increase in the discount rate, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Consolidated Statements of Income.
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

Balance as of January 1, 2012	$82,382
Contingent consideration liabilities recorded for business acquisitions	5,456
Payments	(3,100)
Increase in fair value included in earnings	1,643
Exchange rate effects	3,628
Balance as of December 31, 2012	$90,009
Contingent consideration liabilities recorded for business acquisitions	3,854
Payments	(39,117)
Increase in fair value included in earnings	2,504
Exchange rate effects	(1,597)
Balance as of December 31, 2013	$55,653
The purchase price for our 2011 acquisition of Euro Car Parts Holdings Limited ("ECP") included contingent payments depending on the achievement of certain annual performance targets in 2012 and 2013. The performance target for 2012 was exceeded, and during the three months ended March 31, 2013, we paid £25 million, the maximum contingent payment, through a cash payment of $33.9 million (£22.4 million) and the issuance of notes for $3.9 million (£2.6 million). In April 2013, we amended the ECP contingent payment agreement to waive the 2013 performance targets for the portion related to Draco Limited, one of the sellers of ECP. As a result, we are obligated to pay Draco Limited approximately £27 million in the first quarter of 2014, which is equal to the maximum payment for Draco Limited's share of the contingent payment agreement for the 2013 performance period. The waiver of the 2013 performance targets did not have a material impact on our financial position or results of operations, and it is not expected to have a material impact on our cash flows, as ECP exceeded the stated performance targets for the 2013 performance period, and therefore, earned the maximum payment regardless of the waiver.
During the years ended December 31, 2013 and 2012, the net losses included in earnings related to the remeasurement of our contingent payment liabilities included $3.0 million and $2.6 million of losses, respectively, related to contingent consideration obligations outstanding as of December 31, 2013. The changes in the fair value of contingent consideration obligations during 2013 and 2012 are a result of the quarterly assessment of the fair value inputs. The loss during the year ended December 31, 2012 also included the impact related to the adoption of FASB ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (which adoption did not have a material impact).
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Consolidated Balance Sheets at cost. Based on market conditions as of December 31, 2013 and 2012, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $673 million and $975 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $80 million at December 31, 2012; we did not have any borrowings outstanding under the receivables facility as of December 31, 2013. As of December 31, 2013, the fair value of our senior notes was approximately $561 million compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2013 to assume these obligations. The fair value of our senior notes, which is determined using quoted market prices in the secondary market, is also classified as Level 2 within the fair value hierarchy because the market for these financial instruments is not considered an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at December 31, 2013 are as follows (in thousands):

Years ending December 31:
2014	$114,405
2015	103,038
2016	85,821
2017	68,173
2018	54,550
Thereafter	220,358
Future Minimum Lease Payments	$646,345
Rental expense for operating leases was approximately $122.4 million, $101.1 million and $83.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.
We guarantee the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2013, our portion of the guaranteed residual value would have totaled approximately $24.6 million. We have not recorded a liability for the guaranteed residual value of equipment under operating leases as the recovery on disposition of the equipment under the leases is expected to approximate the guaranteed residual value.
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

Note 8.	Business Combinations
On May 1, 2013, we acquired the shares of Sator, a vehicle mechanical aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and Northern France. With the acquisition of Sator, we expanded our geographic presence in the European vehicle mechanical aftermarket products market into continental Europe to complement our existing U.K. operations. Total acquisition date fair value of the consideration for the acquisition of Sator was €209.8 million ($272.8 million) of cash, net of cash acquired. We recorded $142.7 million of goodwill related to our acquisition of Sator, which we do not expect will be deductible for income tax purposes. In the period between May 1, 2013 and December 31, 2013, Sator generated approximately $265.1 million of revenue and $7.3 million of net income.
In addition to our acquisition of Sator, we made 19 acquisitions during 2013, including 10 wholesale businesses in North America, 7 wholesale businesses in Europe and 2 self service retail operations. Our European acquisitions included five automotive paint distribution businesses in the U.K., which enabled us to expand our collision product offerings. Our other acquisitions completed during 2013 enabled us to expand into new product lines and enter new markets. Total acquisition date fair value of the consideration for these additional 2013 acquisitions was $146.1 million, composed of $134.6 million of cash (net of cash acquired), $7.5 million of notes payable, $0.2 million of other purchase price obligations (non-interest bearing) and $3.9 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $5.0 million). During the year ended December 31, 2013, we recorded $92.7 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2012 acquisitions. We expect $18.3 million of the $92.7 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and December 31, 2013, these acquisitions generated $108.5 million of revenue and $3.7 million of net income.
On January 3, 2014, we completed our acquisition of Keystone Automotive Holdings, Inc. (“Keystone Specialty”) for a purchase price of $455.4 million, net of cash acquired. Keystone Specialty is a leading distributor and marketer of specialty aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. The purchase price is subject to certain adjustments, including an adjustment related to the net working capital amount of Keystone Specialty at closing. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates potential logistics and administrative cost synergies and cross-selling opportunities.
Also in January 2014, we completed the acquisition of a U.S. based distributor of automotive cores as well as new and remanufactured mechanical automotive replacement parts. We believe this acquisition will expand our core and remanufactured product mix, and will allow us to expand our product offering to include certain parts also purchased by OEMs. In February 2014, we acquired a wholesale salvage operation and a self service operation in North America, which we believe will expand our market share in the respective markets.
We are in the process of completing the purchase accounting for our 2014 acquisitions, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed, or the pro forma effect of the acquisitions on our results of operations.
During the year ended December 31, 2012, we made 30 acquisitions in North America, including 22 wholesale businesses and 8 self service retail operations. These acquisitions enabled us to expand our geographic presence and enter new markets. Additionally, two of our acquisitions were completed with a goal of improving the recovery from scrap and other metals harvested from the vehicles we purchase: a precious metals refining and reclamation business and a scrap metal shredder. Total acquisition date fair value of the consideration for the 2012 acquisitions was $284.6 million, composed of $261.5 million of cash (net of cash acquired), $16.0 million of notes payable, $1.6 million of other purchase price obligations (non-interest bearing) and $5.5 million of contingent payments to former owners. The contingent consideration arrangements made in connection with our 2012 acquisitions have maximum potential payouts totaling $6.5 million. During the year ended December 31, 2012, we recorded $197.6 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2011 acquisitions. We expect $157.8 million of the $197.6 million of goodwill recorded to be deductible for income tax purposes.
In October 2011, we expanded our operations into the European automotive aftermarket business through our acquisition of ECP. ECP's product offerings are primarily focused on automotive aftermarket mechanical products, many of which are sourced from the same suppliers that provide products to the OEMs. Total acquisition date fair value of the consideration for the ECP acquisition was £261.6 million ($403.7 million), composed of £190.3 million ($293.7 million) of cash (net of cash acquired), £18.4 million ($28.3 million) of notes payable, £2.7 million ($4.1 million) of other purchase price obligations (non-interest bearing) and contingent payments of up to £55 million to the former owners of ECP if certain performance targets were met in the years ended December 31, 2013 and 2012. We determined the acquisition date fair value of these contingent payments to be £50.2 million ($77.5 million at the exchange rate on October 3, 2011). As discussed in Note 6, "Fair Value Measurements," we made the full payment related to the 2012 performance period, and in the first quarter of 2014, we will make the full payment related to the 2013 performance period. We recorded goodwill of $332.9 million for the ECP acquisition, which will not be deductible for income tax purposes.
In addition to our acquisition of ECP, we completed 20 acquisitions in North America in 2011 (17 wholesale businesses and 3 self service retail operations), which allowed us to increase our product offerings, to expand our geographic presence and enter new markets. Total acquisition date fair value of the consideration for these 20 acquisitions was $207.3 million, composed of $193.2 million of cash (net of cash acquired), $5.9 million of notes payable, $4.5 million of other purchase price obligations (non-interest bearing) and $3.7 million of contingent payments to former owners. During the year ended December 31, 2011, we recorded $105.2 million of goodwill related to these 20 acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2010 acquisitions. Of this amount, approximately $88.3 million is expected to be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2013 acquisitions, the purchase price allocations are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
The purchase price allocations for the acquisitions completed during 2013 and 2012 are as follows (in thousands):

	Year Ended December 31, 2013
	(Preliminary)			Year Ended
	Sator	Other Acquisitions	Total	December 31, 2012
Receivables	$61,639	$38,685	$100,324	$15,473
Receivable reserves	(8,563)	(3,246)	(11,809)	(1,459)
Inventory	71,784	26,455	98,239	62,305
Prepaid expenses and other current assets	7,184	1,933	9,117	201
Property and equipment	19,484	14,015	33,499	31,930
Goodwill	142,721	92,726	235,447	201,742
Other intangibles	45,293	12,353	57,646	655
Other assets	2,049	1,251	3,300	187
Deferred income taxes	(14,100)	(564)	(14,664)	428
Current liabilities assumed	(49,593)	(36,799)	(86,392)	(22,910)
Debt assumed	—	(664)	(664)	(3,989)
Other noncurrent liabilities assumed	(5,074)	—	(5,074)	—
Contingent consideration liabilities	—	(3,854)	(3,854)	(5,456)
Other purchase price obligations	—	(214)	(214)	(1,647)
Notes issued	—	(7,482)	(7,482)	(15,990)
Cash used in acquisitions, net of cash acquired	$272,824	$134,595	$407,419	$261,470
Included in other noncurrent liabilities recorded for our Sator acquisition is a liability for certain pension and other post-retirement obligations we assumed with the acquisition. Due to the immateriality of these plans, we have not provided the detailed disclosures otherwise prescribed by the accounting guidance on pensions and other post-retirement obligations.
The primary reason for our acquisitions made in 2013, 2012 and 2011 was to leverage our strategy of becoming a one-stop provider for alternative vehicle replacement products. These acquisitions enabled us to enter new markets, including our entry into the European automotive market beginning in 2011 with our purchase of ECP. Our acquisition of ECP provides an opportunity to us as the European automotive market has historically had a low penetration of alternative collision parts. By acquiring ECP, a leading distributor of alternative automotive products, we were able to gain access to the European market in a manner that we viewed as quicker and more cost effective than would have been achievable through a start-up organization and organic growth. The potential growth opportunities, combined with the developed distribution network, experienced management team and established workforce, contributed to the $332.9 million of goodwill recognized related to this acquisition. Our subsequent acquisitions in Europe have allowed us to further expand our market presence in this segment, including continental Europe through the Sator acquisition, as well as to widen our product offerings such as paint and related equipment in the U.K. We believe that our Sator acquisition will allow for synergies within our European operations, most notably in procurement, warehousing and product management. These projected synergies contributed to the goodwill recorded on the Sator acquisition.
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

The following pro forma summary presents the effect of the businesses acquired during the year ended December 31, 2013 as though the businesses had been acquired as of January 1, 2012, the businesses acquired during the year ended December 31, 2012 as though they had been acquired as of January 1, 2011 and the businesses acquired during the year ended December 31, 2011 as though they had been acquired as of January 1, 2010. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Revenue, as reported	$5,062,528	$4,122,930	$3,269,862
Revenue of purchased businesses for the period prior to acquisition:
Sator	126,309	369,934	—
ECP	—	—	407,042
Other acquisitions	130,093	440,938	466,002
Pro forma revenue	$5,318,930	$4,933,802	$4,142,906
Net income, as reported	$311,623	$261,225	$210,264
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
Sator	5,293	6,032	—
ECP	—	—	21,858
Other acquisitions	7,591	18,363	27,396
Pro forma net income	$324,507	$285,620	$259,518
Earnings per share-basic, as reported	$1.04	$0.88	$0.72
Effect of purchased businesses for the period prior to acquisition:
Sator	0.02	0.02	—
ECP	—	—	0.07
Other acquisitions	0.03	0.06	0.09
Pro forma earnings per share-basic (a)	$1.08	$0.97	$0.89
Earnings per share-diluted, as reported	$1.02	$0.87	$0.71
Effect of purchased businesses for the period prior to acquisition:
Sator	0.02	0.02	—
ECP	—	—	0.07
Other acquisitions	0.02	0.06	0.09
Pro forma earnings per share-diluted (a)	$1.07	$0.95	$0.87

(a) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The pro forma impact of our Sator acquisition reflects the elimination of acquisition related expenses totaling $3.6 million for the year ended December 31, 2013, which do not have a continuing impact on our operating results. Additionally, the pro-forma impact of our other acquisitions reflects the elimination of acquisition related expenses totaling $2.2 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively. Refer to Note 9, "Restructuring and Acquisition Related Expenses," for further information on our acquisition related expenses. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 9.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as advisory, legal and accounting fees, totaled $6.7 million, $0.5 million, and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our 2013 expenses included $3.6 million related to our acquisition of Sator in May 2013, $1.4 million related to our acquisitions of five U.K.-based paint distribution businesses, and $0.9 million related to our acquisition of Keystone Specialty in January 2014. Our 2011 acquisition related expenses were primarily related to our acquisition of ECP. These costs are expensed as incurred.
Acquisition Integration Plans
During the year ended December 31, 2013, we incurred $2.1 million of restructuring expenses related to the integration of certain of our 2013 European acquisitions. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans in the first half of 2014, including expenses for additional closures of overlapping facilities and termination of duplicate headcount, are not expected to exceed $1 million.
Also during 2013, we incurred $1.4 million of restructuring expenses related to the integration of certain of our 2012 North American acquisitions. Our integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to the integration of these acquisitions. Remaining costs to complete these integration activities are expected to be immaterial.
Integration costs during the years ended December 31, 2012 and 2011 totaled $1.2 million and $4.4 million, respectively. Of the expenses incurred in 2011, $2.6 million related to restructuring activities to integrate the Akzo Nobel acquired paint distribution locations into our existing business, including primarily charges for excess facility costs, which were expensed at the cease-use date for the facilities. Our restructuring plan included the closure of duplicate facilities, elimination of overlapping delivery routes and termination of employees in connection with the consolidation of the overlapping facilities and delivery routes. We substantially completed the integration activities related to the Akzo Nobel paint business acquisition as of December 31, 2011.
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

Note 10.	Earnings Per Share
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

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net Income	$311,623	$261,225	$210,264
Denominator for basic earnings per share—Weighted-average shares outstanding	299,574	295,810	292,252
Effect of dilutive securities:
RSUs	845	479	182
Stock options	3,696	4,346	4,250
Restricted stock	16	58	66
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	304,131	300,693	296,750
Earnings per share, basic	$1.04	$0.88	$0.72
Earnings per share, diluted	$1.02	$0.87	$0.71
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Antidilutive securities:
Stock options	—	—	2,340

Note 11.	Income Taxes
The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$115,150	$110,825	$97,887
State	20,869	19,693	14,435
Foreign	23,906	13,202	3,883
	$159,925	$143,720	$116,205
Deferred:
Federal	$6,225	$5,824	$8,376
State	(550)	(647)	919
Foreign	(1,396)	(955)	7
	$4,279	$4,222	$9,302
Provision for income taxes	$164,204	$147,942	$125,507
Income taxes have been based on the following components of income before provision for income taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$361,283	$348,150	$319,305
Foreign	114,544	61,017	16,466
	$475,827	$409,167	$335,771

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of state credits and federal tax impact	2.9%	3.1%	3.1%
Impact of international operations	(3.7)%	(2.3)%	(0.8)%
Non-deductible expenses	0.9%	0.8%	0.7%
Federal production incentives and credits	(0.3)%	(0.3)%	(0.4)%
Revaluation of deferred taxes	(0.3)%	(0.3)%	—%
Other, net	0.0%	0.2%	(0.2)%
Effective tax rate	34.5%	36.2%	37.4%

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $166 million at December 31, 2013. Those earnings are considered to be indefinitely reinvested, and accordingly no provision for U.S. income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce materially any U.S. liability.

The greater impact of international operations in 2013 compared to 2012 is primarily a result of our expanding international operations as a larger proportion of our pretax income was generated in lower rate jurisdictions.
The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred Tax Assets:
Inventory	$30,880	$29,523
Accrued expenses and reserves	29,970	27,361
Stock-based compensation	11,519	9,442
Accounts receivable	11,161	10,037
Qualified and nonqualified retirement plans	10,210	7,476
Net operating loss carryforwards	5,181	4,451
Interest rate swaps	3,070	5,461
Other	4,777	4,711
	106,768	98,462
Less valuation allowance	(1,092)	(1,631)
Total deferred tax assets	$105,676	$96,831
Deferred Tax Liabilities:
Goodwill and other intangible assets	$83,097	$64,704
Property and equipment	50,695	48,994
Trade name	40,929	30,336
Other	2,693	1,428
Total deferred tax liabilities	$177,414	$145,462
Net deferred tax liability	$(71,738)	$(48,631)

Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2013	2012
Current deferred tax assets	$63,938	$53,485
Noncurrent deferred tax assets	1,501	164
Current deferred tax liabilities	3,355	5
Noncurrent deferred tax liabilities	133,822	102,275
Our noncurrent deferred tax assets and current deferred tax liabilities are included in Other Assets and Other Current Liabilities, respectively, on our Consolidated Balance Sheets.
We had net operating loss carryforwards for federal and certain of our state tax jurisdictions, the tax benefits of which total approximately $5.1 million and $4.5 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, we had tax credit carryforwards of $1.1 million and $1.0 million, respectively, primarily related to certain of our state tax jurisdictions. As of December 31, 2013 and 2012, a valuation allowance of $1.1 million and $1.6 million, respectively, was recognized for a portion of the deferred tax assets related to net operating loss and tax credit carryforwards. The valuation allowance for net operating loss and tax credit carryforwards decreased by $0.5 million during the year ended December 31, 2013 due to current utilization of some of the underlying tax benefits as well as a change in judgment regarding the realization of the remaining carryforwards. The net operating loss carryforwards expire over the period from 2014 through 2031, while nearly all of the tax credit carryforwards have no expiration. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance at January 1	$2,303	$5,497	$5,441
Additions based on tax positions related to the current year	348	973	952
Additions for tax positions of prior years	62	167	192
Reductions for tax positions of prior years	—	(2,379)	—
Lapse of statutes of limitations	(872)	(998)	(892)
Settlements with taxing authorities	—	(957)	(196)
Balance at December 31	$1,841	$2,303	$5,497
At December 31, 2013 and 2012, we had accumulated interest and penalties included in gross unrecognized tax benefits of $0.4 million and $0.6 million, respectively. During the years ended December 31, 2013, 2012, and 2011, $0.1 million, $0.2 million and $0.2 million, respectively, of interest and penalties were recorded through the income tax provision, prior to any reversals for lapses in the statutes of limitations. We had deferred tax assets of $0.1 million related to the accumulated interest balance as of both December 31, 2013 and 2012. The amount of the unrecognized tax benefits, which if resolved favorably (in whole or in part) would reduce our effective tax rate, is approximately $1.3 million and $1.6 million at December 31, 2013 and 2012, respectively. The balance of unrecognized tax benefits at December 31, 2013 and 2012 also includes $0.6 million and $0.7 million, respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.
During the twelve months beginning January 1, 2014, it is reasonably possible that we will reduce gross unrecognized tax benefits by up to approximately $0.2 million, of which approximately $0.1 million would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.
We are generally no longer subject to examination in our primary tax jurisdictions for tax years through 2009. In the U.S., the Internal Revenue Service has commenced an examination of our U.S. federal consolidated tax returns for 2011 and 2012. For certain of our Canadian subsidiaries, tax years from 2009 to 2012 are under examination. Adjustments from such examinations, if any, are not expected to have a material effect on our consolidated financial statements.

Note 12.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$2,202	$2,176	$—	$4,378
Pretax loss	(4,273)	(19,391)	—	(23,664)
Income tax effect	—	6,847	—	6,847
Reclassification of unrealized loss	—	5,641	—	5,641
Reclassification of deferred income taxes	—	(2,019)	—	(2,019)
Hedge ineffectiveness	—	(225)	—	(225)
Income tax effect	—	81	—	81
Balance at December 31, 2011	$(2,071)	$(6,890)	$—	$(8,961)
Pretax income (loss)	12,921	(11,313)	—	1,608
Income tax effect	—	3,962	—	3,962
Reclassification of unrealized loss	—	6,439	—	6,439
Reclassification of deferred income taxes	—	(2,289)	—	(2,289)
Balance at December 31, 2012	$10,850	$(10,091)	$—	$759
Pretax income (loss)	14,056	(21,250)	935	(6,259)
Income tax effect	—	7,984	(234)	7,750
Reclassification of unrealized loss	—	27,481	—	27,481
Reclassification of deferred income taxes	—	(10,011)	—	(10,011)
Hedge ineffectiveness	—	460	—	460
Income tax effect	—	(169)	—	(169)
Balance at December 31, 2013	$24,906	$(5,596)	$701	$20,011

Unrealized losses on our foreign currency forward contracts totaling $21.3 million were reclassified to other expense in our Consolidated Statements of Income during the year ended December 31, 2013. These losses offset the remeasurement of certain of our intercompany balances as discussed in Note 5, "Derivative Instruments and Hedging Activities." The remaining reclassification of unrealized losses related to our interest rate swap contracts and was recorded to interest expense in our Consolidated Statements of Income. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

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

The following table presents our financial performance, including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and depreciation and amortization by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue
North America	$3,802,929	$3,426,858	$3,131,376
Europe	1,259,599	696,072	138,486
Total revenue	$5,062,528	$4,122,930	$3,269,862
EBITDA
North America	$484,824	$440,448	$405,924
Europe	131,086	70,099	12,144
Total EBITDA	$615,910	$510,547	$418,068
Depreciation and Amortization
North America	$65,606	$59,132	$52,481
Europe	20,857	11,033	2,024
Total depreciation and amortization	$86,463	$70,165	$54,505
EBITDA for our North American segment included gains of $17.9 million during the year ended 2012 resulting from lawsuit settlements with certain of our aftermarket product suppliers as discussed in Note 7, "Commitments and Contingencies." EBITDA for our North American segment also includes net gains of $0.7 million, $2.0 million and $2.0 million in each of the years ended December 31, 2013, 2012 and 2011 from the change in fair value of contingent consideration liabilities related to certain of our acquisitions. During the years ended December 31, 2013, 2012 and 2011, our European segment recognized losses of $3.2 million, $3.6 million and $0.6 million, respectively, related to the remeasurement of these contingent consideration liabilities. See Note 6, "Fair Value Measurements," for further information on our changes in fair value of the contingent consideration liabilities. For the year ended December 31, 2013, EBITDA for our European segment also included restructuring and acquisition related expenses of $7.4 million, primarily related to our acquisition of Sator and five automotive paint distribution businesses in the U.K.
The table below provides a reconciliation from EBITDA to Net Income (in thousands):

	Year Ended December 31,
	2013	2012	2011
EBITDA	$615,910	$510,547	$418,068
Depreciation and amortization	86,463	70,165	54,505
Interest expense, net	50,825	31,215	22,447
Loss on debt extinguishment	2,795	—	5,345
Provision for income taxes	164,204	147,942	125,507
Net income	$311,623	$261,225	$210,264
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

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Year Ended December 31,
	2013	2012	2011
Capital Expenditures
North America	$66,288	$73,331	$84,856
Europe	23,898	14,924	1,560
	$90,186	$88,255	$86,416
The following table presents assets by reportable segment (in thousands):

	December 31,
	2013	2012	2011
Receivables, net
North America	$277,395	$241,627	$230,871
Europe	180,699	70,181	50,893
Total receivables, net	458,094	311,808	281,764
Inventory
North America	748,167	750,565	636,145
Europe	328,785	150,238	100,701
Total inventory	1,076,952	900,803	736,846
Property and Equipment, net
North America	447,528	434,010	380,282
Europe	99,123	60,369	43,816
Total property and equipment, net	546,651	494,379	424,098
Other unallocated assets	2,437,077	2,016,466	1,756,996
Total assets	$4,518,774	$3,723,456	$3,199,704
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
The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue
United States	$3,544,360	$3,209,024	$2,952,620
United Kingdom	981,585	696,072	138,486
Other countries	536,583	217,834	178,756
	$5,062,528	$4,122,930	$3,269,862

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	December 31,
	2013	2012
Long-lived Assets
United States	$418,869	$408,244
United Kingdom	77,827	60,369
Other countries	49,955	25,766
	$546,651	$494,379
The following table sets forth our revenue by product category (in thousands):

	Year Ended December 31,
	2013	2012	2011
Aftermarket, other new and refurbished products	$3,034,599	$2,286,853	$1,634,003
Recycled, remanufactured and related products and services	1,394,981	1,277,023	1,115,088
Other	632,948	559,054	520,771
	$5,062,528	$4,122,930	$3,269,862
Our North American reportable segment generates revenue from all of our product categories, while our European segment generates revenue primarily from the sale of aftermarket products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations.

Note 14.	Selected Quarterly Data (unaudited)
The following table presents unaudited selected quarterly financial data for the two years ended December 31, 2013. Beginning with the quarter ended June 30, 2013, the selected quarterly financial data includes the results of Sator, which was acquired effective May 1, 2013. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
(In thousands, except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2012
Revenue	$1,031,777	$1,006,531	$1,016,707	$1,067,915
Gross margin(1)	447,383	421,931	409,705	445,121
Operating income(1)	133,608	108,567	91,434	104,344
Net income(2)	80,991	63,998	54,048	62,188
Basic earnings per share(3)	$0.28	$0.22	$0.18	$0.21
Diluted earnings per share(3)	$0.27	$0.21	$0.18	$0.21

	Quarter Ended
(In thousands, except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2013
Revenue	$1,195,997	$1,251,748	$1,298,094	$1,316,689
Gross margin	501,949	509,873	517,907	545,673
Operating income	141,588	131,378	123,395	133,819
Net income(2)	84,592	75,722	73,445	77,864
Basic earnings per share(3)	$0.28	$0.25	$0.24	$0.26
Diluted earnings per share(3)	$0.28	$0.25	$0.24	$0.26

(1)
Gross margin and operating income during the quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 include gains of $8.3 million, $8.4 million, $0.5 million and $0.7 million, respectively, resulting from lawsuit settlements with certain of our aftermarket product suppliers as discussed in Note 7, "Commitments and Contingencies."

(2)
Net income during the quarters ended March 31, 2012 and December 31, 2012 include gains for changes in fair value of our contingent consideration liabilities of $1.3 million and $0.2 million, respectively, while the quarters ended June 30, 2012 and September 30, 2012 include losses of $1.2 million and $1.9 million, respectively. The quarters ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 include losses for changes in fair value of our contingent consideration liabilities of $0.8 million, $0.2 million, $0.7 million and $0.8 million, respectively. See Note 6, "Fair Value Measurements," for further information on these changes in fair value of the contingent consideration obligations recorded in earnings during the periods.

(3)
The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

Note 15.	Condensed Consolidating Financial Information

LKQ Corporation (the "Parent") issued, and certain of its 100% owned subsidiaries (the "Guarantors") have fully and unconditionally guaranteed, jointly and severally, the Company's Notes due on May 15, 2023. A Guarantor's guarantee will be unconditionally and automatically released and discharged upon the occurrence of any of the following events: (i) a transfer (including as a result of consolidation or merger) by the Guarantor to any person that is not a Guarantor of all or substantially all assets and properties of such Guarantor, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the Notes; (ii) a transfer (including as a result of consolidation or merger) to any person that is not a Guarantor of the equity interests of a Guarantor or issuance by a Guarantor of its equity interests such that the Guarantor ceases to be a subsidiary, as defined in the Indenture, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the Notes; (iii) the release of the Guarantor from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the Notes; and (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, as defined in the Indenture.

Presented below are the condensed consolidating financial statements of the Parent, the Guarantors, the non-guarantor subsidiaries (the "Non-Guarantors"), and the elimination entries necessary to present the Company's financial statements on a consolidated basis as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934 resulting from the guarantees of the Notes. Investments in consolidated subsidiaries have been presented under the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements below have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements, and may not necessarily be indicative of the financial position, results of operations or cash flows had the Parent, Guarantors and Non-Guarantors operated as independent entities.

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$77,926	$13,693	$58,869	$—	$150,488
Receivables, net	—	126,926	331,168	—	458,094
Intercompany receivables, net	2,275	6,923	—	(9,198)	—
Inventory	—	687,164	389,788	—	1,076,952
Deferred income taxes	3,189	57,422	3,327	—	63,938
Prepaid income taxes	6,429	—	1,640	—	8,069
Prepaid expenses and other current assets	1,495	24,190	16,591	—	42,276
Total Current Assets	91,314	916,318	801,383	(9,198)	1,799,817
Property and Equipment, net	668	419,617	126,366	—	546,651
Intangible Assets:
Goodwill	—	1,248,746	688,698	—	1,937,444
Other intangibles, net	—	56,069	97,670	—	153,739
Investment in Subsidiaries	2,364,586	264,815	—	(2,629,401)	—
Intercompany Notes Receivable	959,185	118,740	—	(1,077,925)	—
Other Assets	49,218	20,133	17,241	(5,469)	81,123
Total Assets	$3,464,971	$3,044,438	$1,731,358	$(3,721,993)	$4,518,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$314	$147,708	$201,047	$—	$349,069
Intercompany payables, net	—	—	9,198	(9,198)	—
Accrued expenses:
Accrued payroll-related liabilities	5,236	32,850	20,609	—	58,695
Other accrued expenses	26,714	56,877	56,483	—	140,074
Income taxes payable	2,517	—	14,923	—	17,440
Contingent consideration liabilities	—	1,923	50,542	—	52,465
Other current liabilities	286	13,039	5,350	—	18,675
Current portion of long-term obligations	24,421	3,030	14,084	—	41,535
Total Current Liabilities	59,488	255,427	372,236	(9,198)	677,953
Long-Term Obligations, Excluding Current Portion	1,016,249	6,554	241,443	—	1,264,246
Intercompany Notes Payable	—	611,274	466,651	(1,077,925)	—
Deferred Income Taxes	—	110,110	29,181	(5,469)	133,822
Contingent Consideration Liabilities	—	877	2,311	—	3,188
Other Noncurrent Liabilities	38,489	45,540	4,791	—	88,820
Stockholders’ Equity	2,350,745	2,014,656	614,745	(2,629,401)	2,350,745
Total Liabilities and Stockholders’ Equity	$3,464,971	$3,044,438	$1,731,358	$(3,721,993)	$4,518,774

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$18,396	$18,253	$23,121	$—	$59,770
Receivables, net	—	94,435	217,373	—	311,808
Intercompany receivables, net	1,781	5,970	—	(7,751)	—
Inventory	—	690,365	210,438	—	900,803
Deferred income taxes	4,778	45,255	3,452	—	53,485
Prepaid income taxes	26,538	—	2,999	—	29,537
Prepaid expenses and other current assets	1,065	16,608	11,275	—	28,948
Total Current Assets	52,558	870,886	468,658	(7,751)	1,384,351
Property and Equipment, net	970	408,944	84,465	—	494,379
Intangible Assets:
Goodwill	—	1,226,718	463,566	—	1,690,284
Other intangibles, net	—	61,815	44,900	—	106,715
Investment in Subsidiaries	1,923,997	142,334	—	(2,066,331)	—
Intercompany Notes Receivable	711,624	39,239	—	(750,863)	—
Other Assets	41,692	17,830	3,528	(15,323)	47,727
Total Assets	$2,730,841	$2,767,766	$1,065,117	$(2,840,268)	$3,723,456
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$52	$97,678	$121,605	$—	$219,335
Intercompany payables, net	—	—	7,751	(7,751)	—
Accrued expenses:
Accrued payroll-related liabilities	3,731	25,697	14,972	—	44,400
Other accrued expenses	2,258	48,805	39,359	—	90,422
Income taxes payable	—	—	2,748	—	2,748
Contingent consideration liabilities	—	1,518	40,737	—	42,255
Other current liabilities	286	16,241	541	—	17,068
Current portion of long-term obligations	32,300	9,940	29,476	—	71,716
Total Current Liabilities	38,627	199,879	257,189	(7,751)	487,944
Long-Term Obligations, Excluding Current Portion	691,670	7,549	347,543	—	1,046,762
Intercompany Notes Payable	—	681,275	69,588	(750,863)	—
Deferred Income Taxes	—	102,702	14,896	(15,323)	102,275
Contingent Consideration Liabilities	—	2,500	45,254	—	47,754
Other Noncurrent Liabilities	36,450	35,383	2,794	—	74,627
Stockholders’ Equity	1,964,094	1,738,478	327,853	(2,066,331)	1,964,094
Total Liabilities and Stockholders’ Equity	$2,730,841	$2,767,766	$1,065,117	$(2,840,268)	$3,723,456

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,576,269	$1,598,832	$(112,573)	$5,062,528
Cost of goods sold	—	2,100,804	998,895	(112,573)	2,987,126
Gross margin	—	1,475,465	599,937	—	2,075,402
Facility and warehouse expenses	—	323,042	102,039	—	425,081
Distribution expenses	—	297,908	134,039	—	431,947
Selling, general and administrative expenses	26,778	377,481	192,793	—	597,052
Restructuring and acquisition related expenses	—	1,406	8,767	—	10,173
Depreciation and amortization	250	55,802	24,917	—	80,969
Operating (loss) income	(27,028)	419,826	137,382	—	530,180
Other expense (income):
Interest expense	42,442	640	8,102	—	51,184
Intercompany interest (income) expense, net	(45,459)	21,978	23,481	—	—
Loss on debt extinguishment	2,795	—	—	—	2,795
Change in fair value of contingent consideration liabilities	—	(744)	3,248	—	2,504
Interest and other expense (income), net	252	(2,858)	476	—	(2,130)
Total other expense, net	30	19,016	35,307	—	54,353
(Loss) income before (benefit) provision for income taxes	(27,058)	400,810	102,075	—	475,827
(Benefit) provision for income taxes	(7,193)	151,369	20,028	—	164,204
Equity in earnings of subsidiaries	331,488	22,050	—	(353,538)	—
Net income	$311,623	$271,491	$82,047	$(353,538)	$311,623

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,236,507	$976,710	$(90,287)	$4,122,930
Cost of goods sold	—	1,886,098	602,979	(90,287)	2,398,790
Gross margin	—	1,350,409	373,731	—	1,724,140
Facility and warehouse expenses	—	287,036	60,881	—	347,917
Distribution expenses	—	281,011	94,824	—	375,835
Selling, general and administrative expenses	21,098	346,596	127,897	—	495,591
Restructuring and acquisition related expenses	—	1,812	939	—	2,751
Depreciation and amortization	296	49,782	14,015	—	64,093
Operating (loss) income	(21,394)	384,172	75,175	—	437,953
Other (income) expense:
Interest expense	24,272	308	6,849	—	31,429
Intercompany interest (income) expense, net	(37,491)	27,377	10,114	—	—
Change in fair value of contingent consideration liabilities	—	(1,943)	3,586	—	1,643
Interest and other income, net	(43)	(3,638)	(605)	—	(4,286)
Total other (income) expense, net	(13,262)	22,104	19,944	—	28,786
(Loss) income before (benefit) provision for income taxes	(8,132)	362,068	55,231	—	409,167
(Benefit) provision for income taxes	(3,287)	140,150	11,079	—	147,942
Equity in earnings of subsidiaries	266,070	12,481	—	(278,551)	—
Net income	$261,225	$234,399	$44,152	$(278,551)	$261,225

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,975,275	$370,912	$(76,325)	3,269,862
Cost of goods sold	—	1,721,419	232,775	(76,325)	1,877,869
Gross margin	—	1,253,856	138,137	—	1,391,993
Facility and warehouse expenses	—	261,260	32,163	—	293,423
Distribution expenses	—	257,395	30,231	—	287,626
Selling, general and administrative expenses	22,680	321,403	47,859	—	391,942
Restructuring and acquisition related expenses	—	3,438	4,152	—	7,590
Depreciation and amortization	239	44,724	4,966	—	49,929
Operating (loss) income	(22,919)	365,636	18,766	—	361,483
Other (income) expense:
Interest expense	21,839	99	2,369	—	24,307
Intercompany interest (income) expense, net	(36,018)	31,036	4,982	—	—
Loss on debt extinguishment	5,345	—	—	—	5,345
Change in fair value of contingent consideration liabilities	(2,000)	11	581	—	(1,408)
Interest and other income, net	(332)	(1,979)	(221)	—	(2,532)
Total other (income) expense, net	(11,166)	29,167	7,711	—	25,712
(Loss) income before (benefit) provision for income taxes	(11,753)	336,469	11,055	—	335,771
(Benefit) provision for income taxes	(6,034)	128,930	2,611	—	125,507
Equity in earnings of subsidiaries	215,983	3,036	—	(219,019)	—
Net income	$210,264	$210,575	$8,444	$(219,019)	$210,264

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$311,623	$271,491	$82,047	$(353,538)	$311,623
Other comprehensive income, net of tax:
Foreign currency translation	14,056	7,168	15,495	(22,663)	14,056
Net change in unrecognized gains/losses on derivative instruments, net of tax	4,495	—	1,322	(1,322)	4,495
Unrealized gain on pension plan, net of tax	701	—	701	(701)	701
Total other comprehensive income	19,252	7,168	17,518	(24,686)	19,252
Total comprehensive income	$330,875	$278,659	$99,565	$(378,224)	$330,875

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$261,225	$234,399	$44,152	$(278,551)	$261,225
Other comprehensive income (loss), net of tax:
Foreign currency translation	12,921	5,278	12,334	(17,612)	12,921
Net change in unrecognized gains/losses on derivative instruments, net of tax	(3,201)	—	(519)	519	(3,201)
Total other comprehensive income	9,720	5,278	11,815	(17,093)	9,720
Total comprehensive income	$270,945	$239,677	$55,967	$(295,644)	$270,945

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$210,264	$210,575	$8,444	$(219,019)	$210,264
Other comprehensive loss, net of tax:
Foreign currency translation	(4,273)	(1,440)	(3,790)	5,230	(4,273)
Net change in unrecognized gains/losses on derivative instruments, net of tax	(9,066)	—	(1,042)	1,042	(9,066)
Total other comprehensive loss	(13,339)	(1,440)	(4,832)	6,272	(13,339)
Total comprehensive income	$196,925	$209,135	$3,612	$(212,747)	$196,925

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$160,620	$260,567	$126,681	$(119,812)	$428,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(57,219)	(32,967)	—	(90,186)
Proceeds from sales of property and equipment	—	1,191	909	—	2,100
Investment in unconsolidated subsidiary	—	—	(9,136)	—	(9,136)
Investment and intercompany note activity with subsidiaries	(434,172)	(84,894)	—	519,066	—
Acquisitions, net of cash acquired	—	(33,436)	(374,948)	—	(408,384)
Net cash used in investing activities	(434,172)	(174,358)	(416,142)	519,066	(505,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	15,392	—	—	—	15,392
Excess tax benefit from stock-based payments	18,348	—	—	—	18,348
Debt issuance costs	(16,858)	—	(82)	—	(16,940)
Proceeds from issuance of senior notes	600,000	—	—	—	600,000
Borrowings under revolving credit facility	315,000	—	122,023	—	437,023
Repayments under revolving credit facility	(616,000)	—	(132,086)	—	(748,086)
Borrowings under term loans	35,000	—	—	—	35,000
Repayments under term loans	(16,875)	—	—	—	(16,875)
Borrowings under receivables securitization facility	—	—	41,500	—	41,500
Repayments under receivables securitization facility	—	—	(121,500)	—	(121,500)
Repayments of other long-term debt	(925)	(8,930)	(35,207)	—	(45,062)
Payments of other obligations	—	(473)	(32,386)	—	(32,859)
Investment and intercompany note activity with parent	—	38,446	480,620	(519,066)	—
Dividends	—	(119,812)	—	119,812	—
Net cash provided by (used in) financing activities	333,082	(90,769)	322,882	(399,254)	165,941
Effect of exchange rate changes on cash and equivalents	—	—	2,327	—	2,327
Net increase (decrease) in cash and equivalents	59,530	(4,560)	35,748	—	90,718
Cash and equivalents, beginning of period	18,396	18,253	23,121	—	59,770
Cash and equivalents, end of period	$77,926	$13,693	$58,869	$—	$150,488

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$150,309	$289,013	$(74,085)	$(159,047)	$206,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(150)	(68,344)	(19,761)	—	(88,255)
Proceeds from sales of property and equipment	—	699	358	—	1,057
Investment and intercompany note activity with subsidiaries	(132,006)	—	—	132,006	—
Acquisitions, net of cash acquired	—	(183,716)	(81,620)	—	(265,336)
Net cash used in investing activities	(132,156)	(251,361)	(101,023)	132,006	(352,534)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17,693	—	—	—	17,693
Excess tax benefit from stock-based payments	15,737	—	—	—	15,737
Debt issuance costs	(30)	—	(223)	—	(253)
Borrowings under revolving credit facility	612,700	—	129,681	—	742,381
Repayments under revolving credit facility	(832,700)	—	(22,702)	—	(855,402)
Borrowings under term loans	200,000	—	—	—	200,000
Repayments under term loans	(20,000)	—	—	—	(20,000)
Borrowings under receivables securitization facility	—	—	82,700	—	82,700
Repayments under receivables securitization facility	—	—	(2,700)	—	(2,700)
Repayments of other long-term debt	(3,065)	(2,568)	(13,158)	—	(18,791)
Payments of other obligations	—	(4,293)	—	—	(4,293)
Investment and intercompany note activity with parent	—	129,076	2,930	(132,006)	—
Dividends	—	(159,047)	—	159,047	—
Net cash (used in) provided by financing activities	(9,665)	(36,832)	176,528	27,041	157,072
Effect of exchange rate changes on cash and equivalents	—	—	795	—	795
Net increase in cash and equivalents	8,488	820	2,215	—	11,523
Cash and equivalents, beginning of period	9,908	17,433	20,906	—	48,247
Cash and equivalents, end of period	$18,396	$18,253	$23,121	$—	$59,770

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$72,199	$201,029	$4,341	$(65,797)	$211,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(922)	(79,474)	(6,020)	—	(86,416)
Proceeds from sales of property and equipment	2	1,557	184	—	1,743
Investment and intercompany note activity with subsidiaries	(347,005)	(93,985)	—	440,990	—
Acquisitions, net of cash acquired	—	(193,292)	(293,642)	—	(486,934)
Net cash used in investing activities	(347,925)	(365,194)	(299,478)	440,990	(571,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11,919	—	—	—	11,919
Excess tax benefit from stock-based payments	7,973	—	—	—	7,973
Debt issuance costs	(10,874)	—	(174)	—	(11,048)
Borrowings under revolving credit facility	748,329	—	363,040	—	1,111,369
Repayments under revolving credit facility	(227,329)	—	(226,538)	—	(453,867)
Borrowings under term loans	250,000	—	—	—	250,000
Repayments under term loans	(563,079)	—	(37,385)	—	(600,464)
Repayments of other long-term debt	(1,640)	(849)	(1,982)	—	(4,471)
Investment and intercompany note activity with parent	—	226,872	214,118	(440,990)	—
Dividends	—	(65,797)	—	65,797	—
Net cash provided by financing activities	215,299	160,226	311,079	(375,193)	311,411
Effect of exchange rate changes on cash and equivalents	—	—	982	—	982
Net (decrease) increase in cash and equivalents	(60,427)	(3,939)	16,924	—	(47,442)
Cash and equivalents, beginning of period	70,335	21,372	3,982	—	95,689
Cash and equivalents, end of period	$9,908	$17,433	$20,906	$—	$48,247

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated March 3, 2014
Management of LKQ Corporation and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
We have excluded from our assessment the internal control over financial reporting at Sator Beheer B.V. ("Sator"), which was acquired effective May 1, 2013, and whose financial statements constitute 4% and 9% of net and total assets, respectively, 5% of revenue, and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on this assessment, management determined that, as of December 31, 2013, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Report of Management on Internal Control over Financial Reporting dated March 3, 2014, management excluded from its assessment the internal control over financial reporting at Sator Beheer B.V., which was acquired on May 1, 2013 and whose financial statements constitute 4% and 9% of net and total assets, respectively, 5% of revenue and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Sator Beheer B.V. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2013 and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 3, 2014

ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2014 (the "Proxy Statement") is incorporated herein by reference.
Executive Officers
Our executive officers, their ages at December 31, 2013, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Robert L. Wagman	49	President, Chief Executive Officer and Director
John S. Quinn	55	Executive Vice President and Chief Financial Officer
Victor M. Casini	51	Senior Vice President, General Counsel and Corporate Secretary
Walter P. Hanley	47	Senior Vice President—Development
Steven Greenspan	52	Senior Vice President of Operations—Wholesale Parts Division
Michael S. Clark	39	Vice President—Finance and Controller
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
John S. Quinn has been our Executive Vice President and Chief Financial Officer since November 2009. Prior to joining our Company, he was the Senior Vice President, Chief Financial Officer and Treasurer of Casella Waste Systems, Inc., a company in the solid waste management services industry from January 2009. From January 2001 to January 2009 he held various positions of increasing responsibility with Allied Waste Industries, Inc., a company also in the solid waste management services industry, including Senior Vice President of Finance from January 2005 to January 2009, Controller and Chief Accounting Officer from November 2006 to September 2007 and Vice President Financial Analysis and Planning from January 2003 to January 2005. From August 1987 to January 2001, he held various positions with Waste Management Inc.'s foreign subsidiaries, and Waste Management International, plc. in Canada and the United Kingdom. Prior to working for Waste Management, he worked for Ford Glass Ltd., a subsidiary of Ford Motor Company.
Victor M. Casini has been our Vice President, General Counsel and Corporate Secretary from our inception in February 1998. In March 2008, he was elected Senior Vice President. Mr. Casini was a member of our Board of Directors from May 2010 until May 2012. From July 1992 to December 2011, Mr. Casini was the Executive Vice President and General Counsel of Flynn Enterprises, Inc., a venture capital, hedging and consulting firm. Mr. Casini served as Senior Vice President, General Counsel and Corporate Secretary of Discovery Zone, Inc., an operator and franchiser of family entertainment centers, from July 1992 until May 1995. Prior to July 1992, Mr. Casini practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP (now known as K&L Gates LLP) in Chicago, Illinois for more than five years.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information appearing under the caption "Other Information—Principal Stockholders" in the Proxy Statement is incorporated herein by reference.
The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2013.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Stock options	6,832,331	$7.04
Restricted stock units	2,558,213	$—
Total equity compensation plans approved by stockholders	9,390,544		13,965,440
Equity compensation plans not approved by stockholders	—	$—	—
Total	9,390,544		13,965,440
The number of securities to be issued upon exercise of outstanding options, warrants, and rights includes outstanding stock options and outstanding restricted stock units but excludes restricted stock. See Note 3, "Equity Incentive Plans," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the equity incentive plans listed above.

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
Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2011	$6,895	$5,084	$2,199	$(5,831)	$8,347
Year ended December 31, 2012	8,347	5,928	308	(5,113)	9,470
Year ended December 31, 2013	9,470	7,148	3,633	(5,891)	14,360
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2011	$18,185	$668,936	$2,754	$(667,071)	$22,804
Year ended December 31, 2012	22,804	714,880	1,151	(714,143)	24,692
Year ended December 31, 2013	24,692	797,380	825	(796,261)	26,636

(a)(3) Exhibits
The exhibits to this Annual Report are listed in Item 15(b) of this Annual Report. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	LKQ Corporation Employees’ Retirement Plan, as amended and restated as of January 1, 2012.
10.2	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.3	Amendment to LKQ Corporation 401(k) Plus Plan.
10.4	Trust for LKQ Corporation 401(k) Plus Plan.
10.5	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2011.
10.6	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.7	Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan.
10.8	Form of LKQ Corporation Restricted Stock Agreement.
10.9	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.10	Form of LKQ Corporation Restricted Stock Unit Agreement.
10.11	Form of LKQ Corporation performance-based Restricted Stock Unit Agreement for first tranche of restricted stock units granted in March 2013.
10.12	Form of LKQ Corporation performance-based Restricted Stock Unit Agreement for second tranche of restricted stock units granted in March 2013.
10.13	Form of LKQ Corporation performance-based Restricted Stock Unit Agreement for third tranche of restricted stock units granted in March 2013.
10.14	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended.
10.15	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.16	LKQ Management Incentive Plan.
10.17	Form of LKQ Corporation Executive Officer 2012 Bonus Program Award Memorandum.
10.18	Form of LKQ Corporation Executive Officer 2013 Bonus Program Award Memorandum.
10.19	Form of LKQ Corporation Executive Officer 2014 Bonus Program Award Memorandum.
10.20	LKQ Corporation Long Term Incentive Plan.
10.21	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten.
10.22	Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009.
10.28	Change of Control Agreement between LKQ Corporation and Robert L. Wagman, as amended and restated as of March 21, 2012.
10.29	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and John S. Quinn.
10.30	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Walter P. Hanley.
10.31	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Victor M. Casini.
10.32	Change of Control Agreement dated as of March 14, 2011 between LKQ Corporation and Michael S. Clark.
10.33	Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Steven Greenspan.
(b) Exhibits

3.1	Certificate of Incorporation of LKQ Corporation, as amended to date.
3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed with the SEC on November 6, 2013).
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

4.3
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

10.6	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K filed with the SEC on March 1, 2013).
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
10.9
Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2013).

10.10	Form of LKQ Corporation Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2013).
10.11
Form of LKQ Corporation performance-based Restricted Stock Unit Agreement for first tranche of restricted stock units granted in March 2013 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 8, 2013).

10.12
Form of LKQ Corporation performance-based Restricted Stock Unit Agreement for second tranche of restricted stock units granted in March 2013 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on March 8, 2013).

10.13
Form of LKQ Corporation performance-based Restricted Stock Unit Agreement for third tranche of restricted stock units granted in March 2013 (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on March 8, 2013).

10.14
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

10.16	LKQ Management Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its Annual Meeting of Stockholders on May 2, 2011 filed on March 17, 2011).
10.17	Form of LKQ Corporation Executive Officer 2012 Bonus Program Award Memorandum (incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed with the SEC on March 1, 2013).
10.18	Form of LKQ Corporation Executive Officer 2013 Bonus Program Award Memorandum (incorporated by reference to Exhibit 10.16 to the Company’s report on Form 10-K filed with the SEC on March 1, 2013).
10.19	Form of LKQ Corporation Executive Officer 2014 Bonus Program Award Memorandum.
10.20
LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Appendix B to the Company’s Proxy. Statement for its Annual Meeting of Stockholders on May 7, 2012 filed on March 23, 2012).

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

10.23	ISDA 2002 Master Agreement between Bank of America, N.A. and LKQ Corporation, and related Schedule.
10.24	ISDA 2002 Master Agreement between Citizens Bank of Pennsylvania and LKQ Corporation, and related Schedule.
10.25	ISDA 2002 Master Agreement between RBS Citizens, N.A. and LKQ Corporation, and related Schedule.
10.26	ISDA 2002 Master Agreement between Fifth Third Bank and LKQ Corporation, and related Schedule.
10.27
ISDA 2002 Master Agreement between Wells Fargo Bank, National Association and LKQ Corporation, and related Schedule (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2013).

10.28
Change of Control Agreement between LKQ Corporation and Robert L. Wagman, as amended and restated as of March 21, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 23, 2012).

10.29
Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and John S. Quinn (incorporated herein by reference to Exhibit 10.21 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.30
Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Walter P. Hanley (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.31
Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Victor M. Casini (incorporated herein by reference to Exhibit 10.23 to the Company’s report on Form 10-K filed with the SEC on February 25, 2011).

10.32
Change of Control Agreement dated as of March 14, 2011 between LKQ Corporation and Michael S. Clark (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 15, 2011).

10.33
Change of Control Agreement dated as of December 6, 2010 between LKQ Corporation and Steven Greenspan. (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K filed with the SEC on March 1, 2013)

10.34
Receivables Sale Agreement dated as of September 28, 2012 among Keystone Automotive Industries, Inc., as an Originator, Greenleaf Auto Recyclers, LLC, as an Originator, and LKQ Receivables Finance Company, LLC, as Buyer (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).

10.35
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

10.36
Performance Undertaking, dated as of September 28, 2012 by LKQ Corporation in favor of LKQ Receivables Finance Company, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).

10.37
Agreement for the Sale and Purchase of Shares in the Capital of Sator Beheer B.V. dated April 23, 2013 by and among H2 Sator B.V., Cooperatieve H2 Sator U.A., Holding Sator Management B.V. and LKQ Netherlands B.V. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2013).

10.38
Proposed Activity Agreement dated April 22, 2013 between Draco Limited, LKQ Euro Limited and LKQ Corporation (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2013).

10.39
Registration Rights Agreement dated as of May 9, 2013 among LKQ Corporation, the Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of Initial Purchasers (incorporated herein by reference to Exhibit 10.6 to the Company's report on Form 8-K filed with the SEC on May 10, 2013).

10.40
Agreement and Plan of Merger dated as of December 5, 2013 among Keystone Automotive Holdings, Inc., LKQ Corporation, KAH Acquisition Sub, Inc., certain stockholders of Keystone Automotive Holdings, Inc., and the Equityholders Representative.

12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	LKQ Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2013).
21.1	List of subsidiaries, jurisdictions and assumed names.

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

LKQ CORPORATION

By:	/s/ ROBERT L. WAGMAN
Robert L. Wagman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2014.

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