Form 10-Q
period 2014-03-31
LKQ CORP
filed 2014-05-01
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
At April 25, 2014, the registrant had issued and outstanding an aggregate of 301,859,994 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and equivalents	$113,246	$150,488
Receivables, net	577,212	458,094
Inventory	1,255,804	1,076,952
Deferred income taxes	73,822	63,938
Prepaid expenses and other current assets	73,397	50,345
Total Current Assets	2,093,481	1,799,817
Property and Equipment, net	593,867	546,651
Intangible Assets:
Goodwill	2,197,255	1,937,444
Other intangibles, net	229,352	153,739
Other Assets	95,873	81,123
Total Assets	$5,209,828	$4,518,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$384,102	$349,069
Accrued expenses:
Accrued payroll-related liabilities	74,804	58,695
Other accrued expenses	169,033	140,074
Income taxes payable	27,922	17,440
Contingent consideration liabilities	52,035	52,465
Other current liabilities	32,913	18,675
Current portion of long-term obligations	35,106	41,535
Total Current Liabilities	775,915	677,953
Long-Term Obligations, Excluding Current Portion	1,695,627	1,264,246
Deferred Income Taxes	161,998	133,822
Other Noncurrent Liabilities	105,261	92,008
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value,1,000,000,000 shares authorized, 301,811,389 and 300,805,276 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,018	3,008
Additional paid-in capital	1,021,510	1,006,084
Retained earnings	1,426,295	1,321,642
Accumulated other comprehensive income	20,204	20,011
Total Stockholders’ Equity	2,471,027	2,350,745
Total Liabilities and Stockholders’ Equity	$5,209,828	$4,518,774

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$1,625,777	$1,195,997
Cost of goods sold	973,893	694,048
Gross margin	651,884	501,949
Facility and warehouse expenses	126,159	100,246
Distribution expenses	137,329	103,857
Selling, general and administrative expenses	184,530	137,056
Restructuring and acquisition related expenses	3,321	1,505
Depreciation and amortization	26,711	17,697
Operating income	173,834	141,588
Other expense (income):
Interest expense, net	16,118	8,595
Loss on debt extinguishment	324	—
Change in fair value of contingent consideration liabilities	(1,222)	823
Other (income) expense, net	(96)	402
Total other expense, net	15,124	9,820
Income before provision for income taxes	158,710	131,768
Provision for income taxes	54,021	47,176
Equity in earnings of unconsolidated subsidiaries	(36)	—
Net income	$104,653	$84,592
Earnings per share:
Basic	$0.35	$0.28
Diluted	$0.34	$0.28

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$104,653	$84,592
Other comprehensive income (loss), net of tax:
Foreign currency translation	(563)	(18,980)
Net change in unrecognized gains/losses on derivative instruments, net of tax	793	732
Change in unrealized gain on pension plan, net of tax	(37)	—
Total other comprehensive income (loss)	193	(18,248)
Total comprehensive income	$104,846	$66,344

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,653	$84,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,846	19,040
Stock-based compensation expense	6,246	4,949
Excess tax benefit from stock-based payments	(6,813)	(3,002)
Other	545	1,716
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(49,615)	(47,973)
Inventory	(19,021)	9,580
Prepaid income taxes/income taxes payable	39,104	41,838
Accounts payable	(9,336)	(7,911)
Other operating assets and liabilities	3,400	3,604
Net cash provided by operating activities	97,009	106,433
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(33,716)	(21,461)
Proceeds from sales of property and equipment	1,405	432
Investments in unconsolidated subsidiaries	(2,240)	—
Acquisitions, net of cash acquired	(486,736)	(13,264)
Net cash used in investing activities	(521,287)	(34,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,377	2,840
Excess tax benefit from stock-based payments	6,813	3,002
Debt issuance costs	(3,753)	—
Borrowings under revolving credit facility	700,123	82,152
Repayments under revolving credit facility	(390,000)	(116,082)
Borrowings under term loans	11,250	—
Repayments under term loans	—	(5,625)
Borrowings under receivables securitization facility	80,000	1,500
Repayments under receivables securitization facility	—	(1,500)
Repayments of other long-term debt	(8,952)	(2,608)
Settlement of foreign currency forward contract	(9,639)	—
Payments of other obligations	(2,006)	(31,592)
Net cash provided by (used in) financing activities	386,213	(67,913)
Effect of exchange rate changes on cash and equivalents	823	(1,000)
Net (decrease) increase in cash and equivalents	(37,242)	3,227
Cash and equivalents, beginning of period	150,488	59,770
Cash and equivalents, end of period	$113,246	$62,997
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$14,539	$5,365
Interest	8,087	7,241
Supplemental disclosure of noncash investing and financing activities:
Notes payable and long-term obligations, including notes issued in connection with business acquisitions	$48,308	$4,997
Contingent consideration liabilities	4,317	2,389
Non-cash property and equipment additions	4,859	3,632

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2013	300,805	$3,008	$1,006,084	$1,321,642	$20,011	$2,350,745
Net income	—	—	—	104,653	—	104,653
Other comprehensive income	—	—	—	—	193	193
Restricted stock units vested	523	5	(5)	—	—	—
Stock-based compensation expense	—	—	6,246	—	—	6,246
Exercise of stock options	483	5	2,372	—	—	2,377
Excess tax benefit from stock-based payments	—	—	6,813	—	—	6,813
BALANCE, March 31, 2014	301,811	$3,018	$1,021,510	$1,426,295	$20,204	$2,471,027

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
The unaudited financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014.
As described in Note 8, "Business Combinations," on January 3, 2014, we completed our acquisition of Keystone Automotive Holdings, Inc. ("Keystone Specialty"), a distributor and marketer of specialty aftermarket equipment and accessories in North America. With our acquisition of Keystone Specialty, we present an additional reportable segment, Specialty. Our unaudited condensed consolidated financial statements reflect the impact of Keystone Specialty from the date of acquisition through the end of the quarter.

Note 2.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $29.9 million and $26.6 million at March 31, 2014 and December 31, 2013, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap, cores and other metals when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We recorded a reserve for uncollectible accounts of approximately $17.7 million and $14.4 million at March 31, 2014 and December 31, 2013, respectively.
Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Aftermarket and refurbished products	$880,371	$706,600
Salvage and remanufactured products	375,433	370,352
	$1,255,804	$1,076,952

Our acquisitions completed during the first quarter of 2014 and adjustments to preliminary valuations of inventory for certain of our 2013 acquisitions contributed $151.7 million of the increase in our aftermarket and refurbished products inventory and $9.4 million of the increase in our salvage and remanufactured products inventory during the three months ended March 31, 2014. See Note 8, "Business Combinations," for further information on our acquisitions.

Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships, software and other technology related assets and covenants not to compete.
The changes in the carrying amount of goodwill by reportable segment during the three months ended March 31, 2014 are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2014	$1,358,937	$578,507	$—	$1,937,444
Business acquisitions and adjustments to previously recorded goodwill	25,272	(601)	236,645	261,316
Exchange rate effects	(4,494)	2,987	2	(1,505)
Balance as of March 31, 2014	$1,379,715	$580,893	$236,647	$2,197,255
The components of other intangibles are as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$165,716	$(29,885)	$135,831	$143,577	$(27,950)	$115,627
Customer relationships	63,824	(14,137)	49,687	29,583	(10,770)	18,813
Software and other technology related assets	47,200	(4,860)	42,340	20,384	(2,718)	17,666
Covenants not to compete	4,042	(2,548)	1,494	3,979	(2,346)	1,633
	$280,782	$(51,430)	$229,352	$197,523	$(43,784)	$153,739
During the three months ended March 31, 2014, we recorded preliminary intangible asset valuations resulting from our 2014 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2013 acquisitions, which included $21.8 million of trade names, $34.2 million of customer relationships, $26.8 million of software and other technology related assets and $0.1 million of covenants not to compete. The trade names, customer relationships, and software and technology related assets recorded in the three months ended March 31, 2014 included $20.9 million, $23.1 million and $26.8 million, respectively related to our acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations."
Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 15 years) on either a straight-line or accelerated basis. Software and other technology related assets are amortized on a straight-line basis over the expected period to be benefited (five to six years). Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $7.4 million and $2.3 million during the three month periods ended March 31, 2014 and 2013, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2018 is $30.2 million, $27.3 million, $24.4 million, $22.4 million and $17.9 million, respectively.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products that is supported by certain of the suppliers of those products. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve during the three month period ended March 31, 2014 were as follows (in thousands):

Balance as of January 1, 2014	$12,447
Warranty expense	7,691
Warranty claims	(6,601)
Balance as of March 31, 2014	$13,537

Investments in Unconsolidated Subsidiaries
As of March 31, 2014, the carrying value of our investments in unconsolidated subsidiaries was $10.7 million; of this amount, $9.0 million relates to our investment in ACM Parts Pty Ltd ("ACM Parts"). In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop ACM Parts, an alternative vehicle replacement parts business in those countries. We hold a 49% equity interest in the entity and will contribute our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts; Suncorp Group holds a 51% equity interest and will supply salvage vehicles to the venture as well as assist in establishing relationships with repair shops as customers. We are accounting for our interest in this subsidiary using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. The total of our investment in ACM Parts is included within Other Assets on our Unaudited Condensed Consolidated Balance Sheets. Our equity in the net earnings of the investee for the three months ended March 31, 2014 was not material.
Depreciation Expense
Included in Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations and our distribution centers.

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
RSUs
RSUs vest over periods of up to five years. RSUs may contain either a time-based vesting condition or a combination of a performance-based vesting condition and a time-based vesting condition, in which case, both conditions must be met before any RSUs vest. For RSUs containing a performance-based vesting condition, the Company must report positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date. Each RSU converts into one share of LKQ common stock on the applicable vesting date. The grant date fair value of RSUs is based on the market price of LKQ stock on the grant date.
During the three months ended March 31, 2014, our Board of Directors granted 592,001 RSUs to employees. The fair value of RSUs that vested during the three months ended March 31, 2014 was approximately $15.6 million.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either 6 or 10 years from the date they are granted. During the three months ended March 31, 2014, our Board of Directors granted 126,755 stock options to employees. The grant date fair value of these options was immaterial to the financial statements.
Restricted Stock
Restricted stock vests over a five year period, subject to a continued service condition. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest.
A summary of transactions in our stock-based compensation plans is as follows:

	Shares Available For Grant	RSUs		Stock Options		Restricted Stock
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	13,965,440	2,558,213	$16.63	6,832,331	$7.04	20,000	$9.30
Granted	(718,756)	592,001	32.31	126,755	32.31	—	—
Exercised	—	—	—	(482,844)	4.92	—	—
Vested	—	(523,269)	16.11	—	—	—	—
Canceled	60,326	(28,526)	17.61	(31,800)	7.56	—	—
Balance, March 31, 2014	13,307,010	2,598,419	$20.29	6,444,442	$7.69	20,000	$9.30

For the 2014 RSU grants that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. During the three months ended March 31, 2014 and 2013, we recognized $2.6 million and $1.4 million of stock based compensation expense, respectively, related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.
In all cases, compensation expense is adjusted to reflect estimated forfeitures. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures.
The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
RSUs	$5,396	$3,672
Stock options	804	1,209
Restricted stock	46	68
Total stock-based compensation expense	$6,246	$4,949
The following table sets forth the classification of total stock-based compensation expense included in our Unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of goods sold	$103	$98
Facility and warehouse expenses	579	684
Selling, general and administrative expenses	5,564	4,167
	6,246	4,949
Income tax benefit	(2,405)	(1,930)
Total stock-based compensation expense, net of tax	$3,841	$3,019
We have not capitalized any stock-based compensation costs during either of the three month periods ended March 31, 2014 or 2013.
As of March 31, 2014, unrecognized compensation expense related to unvested RSUs, stock options and restricted stock is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Restricted Stock	Total
Remainder of 2014	$12,989	$2,171	$93	$15,253
2015	13,188	398	—	13,586
2016	8,323	331	—	8,654
2017	4,800	9	—	4,809
2018	2,334	—	—	2,334
2019	101			101
Total unrecognized compensation expense	$41,735	$2,909	$93	$44,737

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Senior secured credit agreement:
Term loans payable	$450,000	$438,750
Revolving credit facility	542,230	233,804
Senior notes	600,000	600,000
Receivables securitization facility	80,000	—
Notes payable through October 2018 at weighted average interest rates of 1.0% and 1.1%, respectively	42,309	15,730
Other long-term debt at weighted average interest rates of 3.6% and 3.5%, respectively	16,194	17,497
	1,730,733	1,305,781
Less current maturities	(35,106)	(41,535)
	$1,695,627	$1,264,246
Senior Secured Credit Agreement

On March 27, 2014, LKQ Corporation, LKQ Delaware LLP, and certain other subsidiaries (collectively, the "Borrowers") entered into a third amended and restated credit agreement (the "Credit Agreement") with the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent; Bank of America, N.A., as syndication agent; The Bank of Tokyo-Mitsubishi UFJ, LTD. ("BTMU") and RBS Citizens, N.A., as co-documentation agents; and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BTMU, and RBS Citizens, N.A., as joint bookrunners and joint lead arrangers. The Credit Agreement retains many of the terms of the Company’s second amended and restated credit agreement dated May 3, 2013 while also modifying certain terms to (1) extend the maturity date by one year to May 3, 2019; (2) increase the total availability under the Credit Agreement from $1.8 billion to $2.3 billion (composed of $1.69 billion in the revolving credit facility's multicurrency component, $165 million in the revolving credit facility's U.S. dollar only component, and $450 million of term loans); (3) reduce the applicable margin on outstanding borrowings under the Credit Agreement; (4) reduce the commitment fee percentage we pay on average daily unused amounts under the revolving credit facility; (5) allow for additional unsecured foreign borrowings; (6) adjust certain limitations on our ability to make restricted payments; and (7) make other immaterial or clarifying modifications and amendments to the terms of the Company's second amended and restated credit agreement. The Credit Agreement allows the Company to increase the amount of the revolving credit facility or obtain incremental term loans up to the greater of $400 million or the amount that may be borrowed while maintaining a senior secured leverage ratio of less than or equal to 2.50 to 1.00, subject to the agreement of the lenders. The proceeds of the Credit Agreement were used to repay outstanding revolver borrowings and to pay fees related to the amendment and restatement.
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on May 3, 2019. Term loan borrowings are due and payable in quarterly installments equal to 1.25% of the original principal amount beginning on June 30, 2014 with the remaining balance due and payable on the maturity date of the Credit Agreement. We are required to prepay the term loan by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the Credit Agreement without penalty.
The Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The Credit Agreement also contains financial and affirmative covenants under which we (i) may not exceed a maximum net leverage ratio of 3.50 to 1.00 except in connection with permitted acquisitions with aggregate consideration in excess of $200 million during any period of four consecutive fiscal quarters in which case the maximum net leverage ratio may increase to 4.00 to 1.00 for the subsequent four fiscal quarters and (ii) are required to maintain a minimum interest coverage ratio of 3.00 to 1.00.
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding against the Credit

Agreement at March 31, 2014 and December 31, 2013 were 2.23% and 3.05%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facility. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $992.2 million and $672.6 million at March 31, 2014 and December 31, 2013, respectively, of which $22.5 million were classified as current maturities at both March 31, 2014 and December 31, 2013. As of March 31, 2014, there were letters of credit outstanding in the aggregate amount of $60.4 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facility at March 31, 2014 was $1.2 billion.
Related to the execution of the Credit Agreement, we incurred $3.8 million of fees, of which $3.5 million were capitalized within Other Assets on our Unaudited Condensed Consolidated Balance Sheet and are amortized over the term of the agreement. The remaining $0.3 million of fees were expensed in the three months ended March 31, 2014 as a loss on debt extinguishment.
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
The Notes and the guarantees are, respectively, our and each Guarantor's senior unsecured obligations and are subordinated to all of the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Notes are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Notes to the extent of the assets of those subsidiaries.
On March 28, 2014, we commenced our offer to exchange (the "Exchange Offer") up to $600 million aggregate principal amount of registered 4.75% Senior Notes due 2023 (the "Exchange Notes") for any and all of our $600 million aggregate principal amount of unregistered Senior Notes due 2023 that were issued in the private placement on May 9, 2013 (the "Original Notes"). The Exchange Offer was made pursuant to a Registration Rights Agreement dated as of May 9, 2013 that was entered into in connection with the sale of the Original Notes with the Guarantors and the representative of the initial purchasers of the Notes identified therein. The Exchange Notes are substantially identical to the Original Notes, except the Exchange Notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions and registration rights, and related additional interest provisions, applicable to the Original Notes will not apply to the Exchange Notes. The Exchange Notes represent the same debt as the Original Notes and were issued under the same indenture under which the Original Notes were issued. As with the Original Notes, the Exchange Notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors of the Original Notes. The Exchange Offer expired at 5:00 p.m., New York City time, on April 25, 2014 (such date and time, the "Expiration Date"). Promptly following the Expiration Date, we completed the Exchange Offer and issued Exchange Notes for all of the Original Notes.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of March 31, 2014, $127.3 million of net receivables were collateral for the investment under the receivables facility. There were no borrowings outstanding under the receivables facility as of December 31, 2013.

Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR") plus 1.25%, or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate plus 1.25% or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of March 31, 2014, the interest rate under the receivables facility was based on commercial paper rates and was 1.00%. The outstanding balance of $80 million as of March 31, 2014 was classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At March 31, 2014, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2015 through 2016.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of changing exchange rates on these future cash flows, as well as minimizing the impact of fluctuating exchange rates on our results of operations through the respective dates of settlement. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income (expense) when the underlying transaction has an impact on earnings. In January 2014, we settled our £70 million foreign currency forward contract for $9.6 million as well as the underlying intercompany debt transaction. Our €150 million forward contract expires in the second quarter of 2014.
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of March 31, 2014 and December 31, 2013 (in thousands):

	Notional Amount				Fair Value at March 31, 2014 (USD)		Fair Value at December 31, 2013 (USD)
	March 31, 2014		December 31, 2013		Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$420,000		$420,000	$—	$7,234	$—	$8,099
GBP denominated		£50,000		£50,000	—	469	—	345
CAD denominated	C$	25,000	C$	25,000	—	57	—	26
Foreign currency forward contracts
EUR denominated		€149,976		€149,976	11,533	—	11,632	—
GBP denominated		£—		£70,000	—	—	10,186	—
Total cash flow hedges					$11,533	$7,760	$21,818	$8,470

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets.

The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 or December 31, 2013.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three month periods ended March 31, 2014 and March 31, 2013. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of March 31, 2014, we estimate that $3.7 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into our consolidated statements of income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts and commodity forward contracts, to manage our exposure to variability related to purchases of inventory invoiced in a non-functional currency and to metals prices in certain of our operations. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at March 31, 2014 and December 31, 2013, along with the effect on our results of operations during each of the three month periods ended March 31, 2014 and March 31, 2013, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the three months ended March 31, 2014, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	Balance as of March 31, 2014	Fair Value Measurements as of March 31, 2014
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$26,296	$—	$26,296	$—
Total Assets	$26,296	$—	$26,296	$—
Liabilities:
Contingent consideration liabilities	$57,091	$—	$—	$57,091
Deferred compensation liabilities	26,169	—	26,169	—
Foreign currency forward contract	11,533	—	11,533	—
Interest rate swaps	7,760	—	7,760	—
Total Liabilities	$102,553	$—	$45,462	$57,091

	Balance as of December 31, 2013	Fair Value Measurements as of December 31, 2013
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$25,745	$—	$25,745	$—
Total Assets	$25,745	$—	$25,745	$—
Liabilities:
Contingent consideration liabilities	$55,653	$—	$—	$55,653
Deferred compensation liabilities	25,232	—	25,232	—
Foreign currency forward contracts	21,818	—	21,818	—
Interest rate swaps	8,470	—	8,470	—
Total Liabilities	$111,173	$—	$55,520	$55,653

The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Unaudited Condensed Consolidated Balance Sheets. The contingent consideration liabilities are classified as a separate line item in current liabilities and within Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and foreign currency forward contracts is presented in Note 5, "Derivative Instruments and Hedging Activities."
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

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

	March 31,	December 31,
	2014	2013
Unobservable Input	(Weighted Average)
Probability of achieving payout targets	96.4%	70.6%
Discount rate	6.7%	6.5%
A significant decrease in the assessed probabilities of achieving the targets or a significant increase in the discount rate, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Unaudited Condensed Consolidated Statements of Income.
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Beginning Balance	$55,653	$90,009
Contingent consideration liabilities recorded for business acquisitions	4,317	2,389
Payments	(2,006)	(37,768)
(Decrease) increase in fair value included in earnings	(1,222)	823
Exchange rate effects	349	(5,888)
Ending Balance	$57,091	$49,565
The purchase price for our 2011 acquisition of Euro Car Parts Holdings Limited included contingent payments depending on the achievement of certain annual performance targets in 2012 and 2013. The performance target for 2012 was exceeded, and during the three months ended March 31, 2013, we paid £25 million, the maximum contingent payment, through a cash payment of $33.9 million (£22.4 million) and the issuance of notes for $3.9 million (£2.6 million). In April 2014, we settled the liability for the 2013 performance period for the maximum amount of £30 million, including a cash payment of $44.8 million (£26.9 million) and the issuance of notes for $5.1 million (£3.1 million).
Of the amounts included in earnings for the three months ended March 31, 2014 and 2013, $0.7 million of gains and $0.8 million of losses, respectively, were related to contingent consideration obligations outstanding as of March 31, 2014. The changes in the fair value of contingent consideration obligations during the respective periods in 2014 and 2013 are a result of the quarterly assessment of the fair value inputs.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of March 31, 2014 and December 31, 2013, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $992 million and $673 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $80 million at March 31, 2014; we did not have any borrowings outstanding under the receivables facility as of December 31, 2013. As of March 31, 2014, the fair value of our senior notes was approximately $572 million compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require to assume these obligations. The fair value of our senior notes, which is determined using quoted market prices in the secondary market, is also classified as Level 2 within the fair value hierarchy because the market for these financial instruments is not considered an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at March 31, 2014 are as follows (in thousands):

Nine months ending December 31, 2014	$96,262
Years ending December 31:
2015	117,099
2016	99,206
2017	80,583
2018	65,260
2019	51,656
Thereafter	197,170
Future Minimum Lease Payments	$707,236
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
On January 3, 2014, we completed our acquisition of Keystone Specialty, which is a leading distributor and marketer of specialty aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Total acquisition date fair value of the consideration for our Keystone Specialty acquisition was $471.9 million, composed of $427.1 million of cash (net of cash acquired), $31.5 million of notes payable and $13.3 million of other purchase price obligations (non-interest bearing). The purchase price is subject to certain adjustments, including an adjustment related to the net working capital amount of Keystone Specialty at closing. We recorded $236.6 million of goodwill related to our acquisition of Keystone Specialty, which we do not expect to be deductible for income tax purposes. In the period between January 3, 2014 and March 31, 2014, Keystone Specialty generated approximately $177.0 million of revenue and $6.2 million of net income.
In addition to our acquisition of Keystone Specialty, we made four acquisitions during the three months ended March 31, 2014, including two wholesale businesses in North America, a wholesale business in Europe and a self service retail operation. Our other acquisitions completed during the three months ended March 31, 2014 enabled us to expand into new product lines and enter new markets. Total acquisition date fair value of the consideration for these additional acquisitions was $66.4 million, composed of $58.6 million of cash (net of cash acquired), $2.7 million of notes payable, $0.9 million of other purchase price obligations (non-interest bearing) and $4.3 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $5.0 million). During the three months ended March 31, 2014, we recorded $24.7 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2013 acquisitions. We expect $13.9 million of the $24.7 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and March 31, 2014, these acquisitions generated $20.3 million of revenue and $0.5 million of net income.
In April 2014, we signed letters of intent to acquire five businesses in the Netherlands, all of which are customers of our European operations. The transactions are subject to, among other conditions, negotiation by the parties of definitive agreements and authorization under the Dutch merger control procedures. While we are targeting completion of the acquisitions in the second or third quarter of 2014, there are no assurances that all or any of these transactions will be completed.

On May 1, 2013, we acquired the shares of Sator Beheer B.V. ("Sator"), a vehicle mechanical aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and Northern France. With the acquisition of Sator, we expanded our geographic presence in the European vehicle mechanical aftermarket products market into continental Europe to complement our existing U.K. operations. Total acquisition date fair value of the consideration for the acquisition of Sator was €209.8 million ($272.8 million) of cash, net of cash acquired. We recorded $142.7 million of goodwill related to our acquisition of Sator, which we do not expect will be deductible for income tax purposes.
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
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited Condensed Consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the three months ended March 31, 2014 and the last nine months of 2013 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
The preliminary purchase price allocations for the acquisitions completed during the three months ended March 31, 2014 and the year ended December 31, 2013 are as follows (in thousands):

	Three Months Ended			Year Ended
	March 31, 2014			December 31, 2013
	Keystone Specialty	Other Acquisitions	Total	Sator	Other Acquisitions	Total
Receivables	$49,976	$25,451	$75,427	$61,639	$38,685	$100,324
Receivable reserves	(4,403)	(1,310)	(5,713)	(8,563)	(3,246)	(11,809)
Inventory	151,743	9,392	161,135	71,784	26,455	98,239
Income taxes receivable	13,972	—	13,972	—	—	—
Prepaid expenses and other current assets	8,058	462	8,520	7,184	1,933	9,117
Property and equipment	36,197	878	37,075	19,484	14,015	33,499
Goodwill	236,645	24,671	261,316	142,721	92,726	235,447
Other intangibles	70,830	12,070	82,900	45,293	12,353	57,646
Other assets	7,805	199	8,004	2,049	1,251	3,300
Deferred income taxes	(17,418)	385	(17,033)	(14,100)	(564)	(14,664)
Current liabilities assumed	(67,342)	(3,913)	(71,255)	(49,593)	(36,799)	(86,392)
Debt assumed	—	—	—	—	(664)	(664)
Other noncurrent liabilities assumed	(14,147)	(1,846)	(15,993)	(5,074)	—	(5,074)
Contingent consideration liabilities	—	(4,317)	(4,317)	—	(3,854)	(3,854)
Other purchase price obligations	(13,278)	(855)	(14,133)	—	(214)	(214)
Notes issued	(31,500)	(2,675)	(34,175)	—	(7,482)	(7,482)
Cash used in acquisitions, net of cash acquired	$427,138	$58,592	$485,730	$272,824	$134,595	$407,419
The primary reason for our acquisitions made during the three months ended March 31, 2014 and the year ended December 31, 2013 was to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and expanding into other product lines and businesses that may benefit from our operating strengths. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates potential cross-selling opportunities and logistics and administrative cost synergies, which contributed to the goodwill recorded on the Keystone Specialty acquisition. Our other acquisitions enabled us to further expand our market presence, including continental Europe through the Sator acquisition, as well as to widen our product offerings such as paint and related equipment in the U.K. We believe that our Sator acquisition will allow for synergies within our European operations, most notably in procurement, warehousing and product management. These projected synergies contributed to the goodwill recorded on the Sator acquisition.
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

The following pro forma summary presents the effect of the businesses acquired during the three months ended March 31, 2014 as though they had been acquired as of January 1, 2013 and the businesses acquired during the year ended December 31, 2013 as though they had been acquired as of January 1, 2012. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Revenue, as reported	$1,625,777	$1,195,997
Revenue of purchased businesses for the period prior to acquisition:
Keystone Specialty	3,433	167,444
Sator	—	95,003
Other acquisitions	411	75,430
Pro forma revenue	$1,629,621	$1,533,874

Net income, as reported	$104,653	$84,592
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
Keystone Specialty	241	6,695
Sator	—	2,550
Other acquisitions	64	4,035
Pro forma net income	$104,958	$97,872

Earnings per share-basic, as reported	$0.35	$0.28
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	0.00	0.02
Sator	—	0.01
Other acquisitions	0.00	0.01
Pro forma earnings per share-basic (a)	$0.35	$0.33

Earnings per share-diluted, as reported	$0.34	$0.28
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	0.00	0.02
Sator	—	0.01
Other acquisitions	0.00	0.01
Pro forma earnings per share-diluted (a)	$0.34	$0.32

(a) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The pro forma impact of our Keystone Specialty acquisition reflects the elimination of acquisition related expenses totaling $0.2 million for the three months ended March 31, 2014, which do not have a continuing impact on our operating results. Additionally, the pro forma impact of our other acquisitions reflects the elimination of acquisition related expenses totaling $0.3 million for the three months ended March 31, 2013; the pro forma impact of acquisition related expenses for our other acquisitions was not material for the three months ended March 31, 2014. Refer to Note 9, "Restructuring and Acquisition Related Expenses," for further information on our acquisition related expenses. These pro forma results are not necessarily indicative either of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 9.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as advisory, legal and accounting fees, totaled $0.2 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. Our 2014 expenses were primarily related to our acquisition of Keystone Specialty in January 2014. Our 2013 acquisition related expenses were primarily related to our May 2013 acquisition of Sator. These costs are expensed as incurred.
Acquisition Integration Plans
During the three months ended March 31, 2014 and 2013, we incurred $3.1 million and $0.4 million of restructuring expenses, respectively. Expenses incurred during the three months ended March 31, 2014 were primarily a result of the integration of our acquisition of Keystone Specialty into our existing business. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans in the first half of 2014, including expenses for additional closures of overlapping facilities and termination of duplicate headcount, are expected to be less than $5.0 million.
During 2014, we expect to incur additional integration expenses related to the integration of certain of our 2013 European acquisitions into our existing operations. These integration activities are expected to include the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are not expected to exceed $1.0 million.

Note 10.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Net Income	$104,653	$84,592
Denominator for basic earnings per share—Weighted-average shares outstanding	301,406	298,226
Effect of dilutive securities:
RSUs	931	683
Stock options	3,166	4,003
Restricted stock	11	25
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	305,514	302,937
Earnings per share, basic	$0.35	$0.28
Earnings per share, diluted	$0.34	$0.28

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended
	March 31,
	2014	2013
Antidilutive securities:
Stock Options	127	—

Note 11.	Income Taxes
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
Our effective income tax rate for the three months ended March 31, 2014 was 34.0% compared with 35.8% for the comparable prior year period. The lower effective income tax rate for the three months ended March 31, 2014 is primarily as a result of our expanding international operations as a larger proportion of our pretax income was generated in lower tax rate jurisdictions, combined with lower statutory tax rates in effect in the U.K. compared to the prior year.

Note 12.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended				Three Months Ended
	March 31, 2014				March 31, 2013
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Unrealized Gain on Pension Plan	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$24,906	$(5,596)	$701	$20,011	$10,850	$(10,091)	$759
Pretax (loss) income	(563)	(642)	—	(1,205)	(18,980)	(503)	(19,483)
Income tax effect	—	168	—	168	—	139	139
Reclassification of unrealized (gain) loss	—	1,960	(47)	1,913	—	1,698	1,698
Reclassification of deferred income taxes	—	(693)	10	(683)	—	(602)	(602)
Ending balance	$24,343	$(4,803)	$664	$20,204	$(8,130)	$(9,359)	$(17,489)

Unrealized losses on our interest rate swap contracts totaling $1.5 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three month period ended March 31, 2014. The remaining reclassification of unrealized losses related to our foreign currency forward contracts and was recorded to other income in our Unaudited Condensed Consolidated Statements of Income. These losses offset the remeasurement of certain of our intercompany balances as discussed in Note 5, "Derivative Instruments and Hedging Activities." The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

Note 13.	Segment and Geographic Information
We have four operating segments: Wholesale – North America; Wholesale – Europe; Self Service; and Specialty. Our Specialty operating segment was formed with our January 3, 2014 acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations." Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Therefore, we present three reportable segments: North America, Europe and Specialty.
The following table presents our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended March 31, 2014
Revenue:
Third Party	$1,029,266	$419,714	$176,797	$—	$1,625,777
Intersegment	33	—	226	(259)	—
Total segment revenue	$1,029,299	$419,714	$177,023	$(259)	$1,625,777
Segment EBITDA	$146,138	$41,155	$17,804	$—	$205,097
Depreciation and amortization	17,145	6,966	3,735	—	27,846
Three Months Ended March 31, 2013
Revenue:
Third Party	$983,388	$212,609	$—	$—	$1,195,997
Intersegment	—	—	—	—	—
Total segment revenue	$983,388	$212,609	$—	$—	$1,195,997
Segment EBITDA	$136,067	$25,664	$—	$—	$161,731
Depreciation and amortization	15,887	3,153	—	—	19,040
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. Segment EBITDA excludes restructuring and acquisition related expenses, depreciation, amortization, interest, change in fair value of contingent consideration liabilities, taxes and equity in earnings of unconsolidated subsidiaries. Loss on debt extinguishment is considered a component of interest in calculating Segment EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization.

The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Segment EBITDA	$205,097	$161,731
Deduct:
Restructuring and acquisition related expenses(1)	3,321	1,505
Change in fair value of contingent consideration liabilities (2)	(1,222)	823
Add:
Equity in earnings of unconsolidated subsidiaries	(36)	—
EBITDA	202,962	159,403
Depreciation and amortization	27,846	19,040
Interest expense, net	16,118	8,595
Loss on debt extinguishment	324	—
Provision for income taxes	54,021	47,176
Net income	$104,653	$84,592
(1) See Note 9, "Restructuring and Acquisition Related Expenses," for further information.
(2) See Note 6, "Fair Value Measurements," for further information on our contingent consideration liabilities.

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended ,
	March 31,
	2014	2013
Capital Expenditures
North America	$18,921	$17,564
Europe	13,451	3,897
Specialty	1,344	—
	$33,716	$21,461

The following table presents assets by reportable segment (in thousands):

	March 31, 2014	December 31, 2013
Receivables, net
North America	$309,187	$277,395
Europe	196,680	180,699
Specialty	71,345	—
Total receivables, net	577,212	458,094
Inventory
North America	748,913	748,167
Europe	341,398	328,785
Specialty	165,493	—
Total inventory	1,255,804	1,076,952
Property and Equipment, net
North America	447,368	447,528
Europe	109,605	99,123
Specialty	36,894	—
Total property and equipment, net	593,867	546,651
Other unallocated assets	2,782,945	2,437,077
Total assets	$5,209,828	$4,518,774
We report net receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and income taxes.
Our operations are primarily conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, and France. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and other alternative parts operations in Guatemala and Costa Rica. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenue
United States	$1,107,870	$889,341
United Kingdom	316,946	212,609
Other countries	200,961	94,047
	$1,625,777	$1,195,997
The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	March 31, 2014	December 31, 2013
Long-lived Assets
United States	$456,219	$418,869
United Kingdom	88,420	77,827
Other countries	49,228	49,955
	$593,867	$546,651

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Aftermarket, other new and refurbished products	$1,104,649	$667,956
Recycled, remanufactured and related products and services	364,904	354,436
Other	156,224	173,605
	$1,625,777	$1,195,997
Our North American reportable segment generates revenue from all of our product categories, while our European and Specialty segments generate revenue primarily from the sale of aftermarket products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations.

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

Presented below are the unaudited condensed consolidating financial statements of the Parent, the Guarantors, the non-guarantor subsidiaries (the "Non-Guarantors"), and the elimination entries necessary to present the Company's financial statements on a consolidated basis as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934 resulting from the guarantees of the Notes. Investments in consolidated subsidiaries have been presented under the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The unaudited condensed consolidating financial statements below have been prepared from the Company's financial information on the same basis of accounting as the unaudited condensed consolidated financial statements, and may not necessarily be indicative of the financial position, results of operations or cash flows had the Parent, Guarantors and Non-Guarantors operated as independent entities.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$17,763	$27,739	$67,744	$—	$113,246
Receivables, net	6	224,256	352,950	—	577,212
Intercompany receivables, net	4,064	3,495	—	(7,559)	—
Inventory	—	850,473	405,331	—	1,255,804
Deferred income taxes	2,966	67,578	3,278	—	73,822
Prepaid expenses and other current assets	1,244	39,258	32,895	—	73,397
Total Current Assets	26,043	1,212,799	862,198	(7,559)	2,093,481
Property and Equipment, net	624	457,233	136,010	—	593,867
Intangible Assets:
Goodwill	—	1,509,656	687,599	—	2,197,255
Other intangibles, net	—	133,465	95,887	—	229,352
Investment in Subsidiaries	2,910,794	273,699	—	(3,184,493)	—
Intercompany Notes Receivable	825,362	41,207	—	(866,569)	—
Other Assets	52,052	29,106	19,877	(5,162)	95,873
Total Assets	$3,814,875	$3,657,165	$1,801,571	$(4,063,783)	$5,209,828
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$623	$172,684	$210,795	$—	$384,102
Intercompany payables, net	—	—	7,559	(7,559)	—
Accrued expenses:
Accrued payroll-related liabilities	7,064	41,742	25,998	—	74,804
Other accrued expenses	23,638	78,817	66,578	—	169,033
Income taxes payable	12,358	—	15,564	—	27,922
Contingent consideration liabilities	—	2,043	49,992	—	52,035
Other current liabilities	13,560	14,848	4,505	—	32,913
Current portion of long-term obligations	22,500	2,580	10,026	—	35,106
Total Current Liabilities	79,743	312,714	391,017	(7,559)	775,915
Long-Term Obligations, Excluding Current Portion	1,229,000	8,567	458,060	—	1,695,627
Intercompany Notes Payable	—	593,747	272,822	(866,569)	—
Deferred Income Taxes	—	137,149	30,011	(5,162)	161,998
Other Noncurrent Liabilities	35,105	64,794	5,362	—	105,261
Stockholders’ Equity	2,471,027	2,540,194	644,299	(3,184,493)	2,471,027
Total Liabilities and Stockholders’ Equity	$3,814,875	$3,657,165	$1,801,571	$(4,063,783)	$5,209,828

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$77,926	$13,693	$58,869	$—	$150,488
Receivables, net	—	126,926	331,168	—	458,094
Intercompany receivables, net	2,275	6,923	—	(9,198)	—
Inventory	—	687,164	389,788	—	1,076,952
Deferred income taxes	3,189	57,422	3,327	—	63,938
Prepaid expenses and other current assets	7,924	24,190	18,231	—	50,345
Total Current Assets	91,314	916,318	801,383	(9,198)	1,799,817
Property and Equipment, net	668	419,617	126,366	—	546,651
Intangible Assets:
Goodwill	—	1,248,746	688,698	—	1,937,444
Other intangibles, net	—	56,069	97,670	—	153,739
Investment in Subsidiaries	2,364,586	264,815	—	(2,629,401)	—
Intercompany Notes Receivable	959,185	118,740	—	(1,077,925)	—
Other Assets	49,218	20,133	17,241	(5,469)	81,123
Total Assets	$3,464,971	$3,044,438	$1,731,358	$(3,721,993)	$4,518,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$314	$147,708	$201,047	$—	$349,069
Intercompany payables, net	—	—	9,198	(9,198)	—
Accrued expenses:
Accrued payroll-related liabilities	5,236	32,850	20,609	—	58,695
Other accrued expenses	26,714	56,877	56,483	—	140,074
Income taxes payable	2,517	—	14,923	—	17,440
Contingent consideration liabilities	—	1,923	50,542	—	52,465
Other current liabilities	286	13,039	5,350	—	18,675
Current portion of long-term obligations	24,421	3,030	14,084	—	41,535
Total Current Liabilities	59,488	255,427	372,236	(9,198)	677,953
Long-Term Obligations, Excluding Current Portion	1,016,249	6,554	241,443	—	1,264,246
Intercompany Notes Payable	—	611,274	466,651	(1,077,925)	—
Deferred Income Taxes	—	110,110	29,181	(5,469)	133,822
Other Noncurrent Liabilities	38,489	46,417	7,102	—	92,008
Stockholders’ Equity	2,350,745	2,014,656	614,745	(2,629,401)	2,350,745
Total Liabilities and Stockholders’ Equity	$3,464,971	$3,044,438	$1,731,358	$(3,721,993)	$4,518,774

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,140,320	$514,519	$(29,062)	$1,625,777
Cost of goods sold	—	680,630	322,325	(29,062)	973,893
Gross margin	—	459,690	192,194	—	651,884
Facility and warehouse expenses	—	93,100	33,059	—	126,159
Distribution expenses	—	94,884	42,445	—	137,329
Selling, general and administrative expenses	7,911	114,083	62,536	—	184,530
Restructuring and acquisition related expenses	—	2,988	333	—	3,321
Depreciation and amortization	59	18,668	7,984	—	26,711
Operating (loss) income	(7,970)	135,967	45,837	—	173,834
Other expense (income):
Interest expense, net	13,669	71	2,378	—	16,118
Intercompany interest (income) expense, net	(12,324)	6,021	6,303	—	—
Loss on debt extinguishment	324	—	—	—	324
Change in fair value of contingent consideration liabilities	—	(1,390)	168	—	(1,222)
Other (income) expense, net	(15)	(1,761)	1,680	—	(96)
Total other expense, net	1,654	2,941	10,529	—	15,124
(Loss) income before (benefit) provision for income taxes	(9,624)	133,026	35,308	—	158,710
(Benefit) provision for income taxes	(3,615)	50,221	7,415	—	54,021
Equity in earnings of unconsolidated subsidiaries	—	—	(36)	—	(36)
Equity in earnings of subsidiaries	110,662	8,746	—	(119,408)	—
Net income	$104,653	$91,551	$27,857	$(119,408)	$104,653

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$922,600	$300,403	$(27,006)	$1,195,997
Cost of goods sold	—	538,170	182,884	(27,006)	694,048
Gross margin	—	384,430	117,519	—	501,949
Facility and warehouse expenses	—	81,567	18,679	—	100,246
Distribution expenses	—	75,758	28,099	—	103,857
Selling, general and administrative expenses	6,554	93,437	37,065	—	137,056
Restructuring and acquisition related expenses	—	173	1,332	—	1,505
Depreciation and amortization	60	13,590	4,047	—	17,697
Operating (loss) income	(6,614)	119,905	28,297	—	141,588
Other expense (income):
Interest expense, net	6,123	136	2,336	—	8,595
Intercompany interest (income) expense, net	(9,560)	5,586	3,974	—	—
Change in fair value of contingent consideration liabilities	—	126	697	—	823
Other expense (income), net	51	(712)	1,063	—	402
Total other (income) expense, net	(3,386)	5,136	8,070	—	9,820
(Loss) income before (benefit) provision for income taxes	(3,228)	114,769	20,227	—	131,768
(Benefit) provision for income taxes	(1,224)	43,870	4,530	—	47,176
Equity in earnings of subsidiaries	86,596	4,376	—	(90,972)	—
Net income	$84,592	$75,275	$15,697	$(90,972)	$84,592

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$104,653	$91,551	$27,857	$(119,408)	$104,653
Other comprehensive income (loss), net of tax:
Foreign currency translation	(563)	(78)	421	(343)	(563)
Net change in unrecognized gains/losses on derivative instruments, net of tax	793	—	(115)	115	793
Change in unrealized gain on pension plan, net of tax	(37)	—	(37)	37	(37)
Total other comprehensive income (loss)	193	(78)	269	(191)	193
Total comprehensive income	$104,846	$91,473	$28,126	$(119,599)	$104,846

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) (In thousands)

	For the Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$84,592	$75,275	$15,697	$(90,972)	$84,592
Other comprehensive income (loss), net of tax:
Foreign currency translation	(18,980)	(7,698)	(18,463)	26,161	(18,980)
Net change in unrecognized gains/losses on derivative instruments, net of tax	732	—	(167)	167	732
Total other comprehensive loss	(18,248)	(7,698)	(18,630)	26,328	(18,248)
Total comprehensive income (loss)	$66,344	$67,577	$(2,933)	$(64,644)	$66,344

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$127,826	$134,020	$(73,010)	$(91,827)	$97,009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(19,107)	(14,609)	—	(33,716)
Proceeds from sales of property and equipment	7	61	1,337	—	1,405
Investments in unconsolidated subsidiaries	—	(600)	(1,640)	—	(2,240)
Investment and intercompany note activity with subsidiaries	(363,124)	—	—	363,124	—
Acquisitions, net of cash acquired	—	(485,018)	(1,718)	—	(486,736)
Net cash used in investing activities	(363,117)	(504,664)	(16,630)	363,124	(521,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,377	—	—	—	2,377
Excess tax benefit from stock-based payments	6,813	—	—	—	6,813
Debt issuance costs	(3,753)	—	—	—	(3,753)
Borrowings under revolving credit facility	560,000	—	140,123	—	700,123
Repayments under revolving credit facility	(390,000)	—	—	—	(390,000)
Borrowings under term loans	11,250	—	—	—	11,250
Borrowings under receivables securitization facility	—	—	80,000	—	80,000
Repayments of other long-term debt	(1,920)	(1,112)	(5,920)	—	(8,952)
Settlement of foreign currency forward contract	(9,639)	—	—	—	(9,639)
Payments of other obligations	—	—	(2,006)	—	(2,006)
Investment and intercompany note activity with parent	—	477,710	(114,586)	(363,124)	—
Dividends	—	(91,827)	—	91,827	—
Net cash provided by financing activities	175,128	384,771	97,611	(271,297)	386,213
Effect of exchange rate changes on cash and equivalents	—	(81)	904	—	823
Net (decrease) increase in cash and equivalents	(60,163)	14,046	8,875	—	(37,242)
Cash and equivalents, beginning of period	77,926	13,693	58,869	—	150,488
Cash and equivalents, end of period	$17,763	$27,739	$67,744	$—	$113,246

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$58,251	$59,296	$8,138	$(19,252)	$106,433
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(15,156)	(6,305)	—	(21,461)
Proceeds from sales of property and equipment	—	228	204	—	432
Investment and intercompany note activity with subsidiaries	23,761	—	—	(23,761)	—
Acquisitions, net of cash acquired	—	(1,768)	(11,496)	—	(13,264)
Net cash provided by (used in) investing activities	23,761	(16,696)	(17,597)	(23,761)	(34,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,840	—	—	—	2,840
Excess tax benefit from stock-based payments	3,002	—	—	—	3,002
Borrowings under revolving credit facility	27,500	—	54,652	—	82,152
Repayments under revolving credit facility	(108,500)	—	(7,582)	—	(116,082)
Repayments under term loans	(5,625)	—	—	—	(5,625)
Borrowings under receivables securitization facility	—	—	1,500	—	1,500
Repayments under receivables securitization facility	—	—	(1,500)	—	(1,500)
Repayments of other long-term debt	(410)	(714)	(1,484)	—	(2,608)
Payments of other obligations	—	—	(31,592)	—	(31,592)
Investment and intercompany note activity with parent	—	(24,552)	791	23,761	—
Dividends	—	(19,252)	—	19,252	—
Net cash (used in) provided by financing activities	(81,193)	(44,518)	14,785	43,013	(67,913)
Effect of exchange rate changes on cash and equivalents	—	—	(1,000)	—	(1,000)
Net increase (decrease) in cash and equivalents	819	(1,918)	4,326	—	3,227
Cash and equivalents, beginning of period	18,396	18,253	23,121	—	59,770
Cash and equivalents, end of period	$19,215	$16,335	$27,447	$—	$62,997

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2013 Annual Report on Form 10-K, filed with the SEC on March 3, 2014, as supplemented in subsequent filings, including this Quarterly Report on Form 10-Q.
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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
LKQ Corporation is a distributor of vehicle products, including replacement parts, components and systems used in the repair of vehicles, as well as specialty products and accessories.
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
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States. Our wholesale operations also reach most major markets in Canada. We are also a leading provider of alternative vehicle replacement products in the United Kingdom and the Benelux region of continental Europe. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products.
On January 3, 2014, we expanded our product offerings to include specialty aftermarket equipment and accessories through our acquisition of Keystone Specialty, which composes our Specialty segment. With our Keystone Specialty acquisition, we are a leading distributor and marketer of specialty products and accessories, reaching most markets in the U.S. and Canada.
We are organized into four operating segments: Wholesale – North America; Wholesale – Europe; Self Service; and Specialty. We aggregate our Wholesale – North America and Self Service operating segments into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Therefore, we present three reportable segments: North America, Europe and Specialty.
Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the factors discussed in Forward-Looking Statements above. Due to these factors and others, which may be unknown to us at this time, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.
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
On January 3, 2014, we completed our acquisition of Keystone Specialty. Keystone Specialty is a leading distributor and marketer of specialty aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates potential logistics and administrative cost synergies and cross-selling opportunities.
In addition to our acquisition of Keystone Specialty, we made four acquisitions during the three months ended March 31, 2014, including two wholesale businesses in North America, a wholesale business in Europe and a self service retail operation. Our other acquisitions completed during the three months ended March 31, 2014 enabled us to expand into new product lines and enter new markets.
In April 2014, we signed letters of intent to acquire five businesses in the Netherlands, all of which are customers of our European operations. The transactions are subject to, among other conditions, negotiation by the parties of definitive agreements and authorization under the Dutch merger control procedures. While we are targeting completion of the acquisitions in the second or third quarter of 2014, there are no assurances that all or any of these transactions will be completed.
During the year ended December 31, 2013, we completed 20 acquisitions, including our May 2013 acquisition of Sator, a vehicle mechanical aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and Northern France.  With the acquisition of Sator, we expanded our geographic presence in the European vehicle mechanical aftermarket products market into continental Europe to complement our existing U.K. operations. In addition to our acquisition of Sator, we acquired 10 wholesale businesses in North America, 7 wholesale businesses in Europe and 2 self service operations. Our European acquisitions included five automotive paint distribution businesses in the U.K., which enabled us to expand our collision product offerings. The other acquisitions completed during 2013 enabled us to expand into new product lines and enter new markets.
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the three months ended March 31, 2014, parts and services revenue represented approximately 90% of our consolidated revenue.
The majority of our parts and services revenue is generated from the sale of vehicle replacement products to collision and mechanical repair shops. Our vehicle replacement products include sheet metal crash parts such as doors, hoods, and fenders; bumper covers; engines; head and tail lamps; and wheels. The demand for these products is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, the availability and pricing of new OEM parts, seasonal weather patterns and local weather conditions. Additionally, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our vehicle replacement products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of products for our customers when we perform these services for insurance carriers. There is no standard price for many of our vehicle replacement products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM product prices, the age and mileage of the vehicle from which the part was obtained, competitor pricing and our product cost.
With our January 3, 2014 acquisition of Keystone Specialty, our revenue from aftermarket, other new and refurbished products also includes revenue generated from the sale of specialty aftermarket equipment and accessories. These products are primarily sold to a large customer base of specialty retailers and equipment installers, including mostly independent, single-site operators. Specialty aftermarket products are typically installed on vehicles within the first year of ownership to enhance functionality, performance or aesthetics. As a result, the demand for these products is influenced by new and used vehicle sales and the overall economic health of vehicle owners, which may be affected by general business conditions, interest rates, inflation, consumer debt levels and other matters that influence consumer confidence and spending. The prices for our specialty products are based on manufacturers' suggested retail prices, with discounts applied based on prevailing market conditions, customer volumes and promotions that we may offer from time to time.
For the three months ended March 31, 2014, revenue from other sources represented approximately 10% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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

Expenses
Our facility and warehouse expenses primarily include our costs to operate our aftermarket selling warehouses, salvage yards and self service retail facilities. These costs include personnel expenses such as wages, incentive compensation and employee benefits for plant management and facility and warehouse personnel, as well as rent for our facilities and related utilities, property taxes, repairs and maintenance. The costs included in facility and warehouse expenses do not relate to inventory processing or conversion activities and, as such, are classified below the gross margin line on our Unaudited Condensed Consolidated Statements of Income.
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
Seasonality
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related accidents, which generate repairs. We expect our specialty operations to generate greater revenue and earnings in the spring and summer months, when vehicle owners tend to install this equipment.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 3, 2014, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the three months ended March 31, 2014.
Financial Information by Geographic Area
See Note 13, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.
Results of Operations—Consolidated
The following table sets forth statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Statements of Income Data:
Revenue	100.0%	100.0%
Cost of goods sold	59.9%	58.0%
Gross margin	40.1%	42.0%
Facility and warehouse expenses	7.8%	8.4%
Distribution expenses	8.4%	8.7%
Selling, general and administrative expenses	11.4%	11.5%
Restructuring and acquisition related expenses	0.2%	0.1%
Depreciation and amortization	1.6%	1.5%
Operating income	10.7%	11.8%
Other expense, net	0.9%	0.8%
Income before provision for income taxes	9.8%	11.0%
Provision for income taxes	3.3%	3.9%
Equity in earnings of unconsolidated subsidiaries	(0.0%)	—%
Net income	6.4%	7.1%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenue. Our revenue increased 35.9% to $1.6 billion for the three months ended March 31, 2014 from $1.2 billion for the comparable period of 2013. The increase in revenue reflects 29.2% acquisition related revenue growth, including $176.8 million from our January 2014 acquisition of Keystone Specialty and $102.8 million from our May 2013 acquisition of Sator. Revenue grew organically over the prior year quarter by 6.0%, reflecting 10.3% growth in parts and services revenue, partially offset by a 19.2% decline in other revenue. Favorable foreign currency exchange contributed 0.7% of the revenue growth compared to the first quarter of 2013, primarily due to the strengthening of the British pound in our European operations. Refer to the discussion of our segment results of operations for factors contributing to revenue growth during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Cost of Goods Sold. Our cost of goods sold increased to 59.9% of revenue during the three months ended March 31, 2014 from 58.0% of revenue in the comparable period of 2013. The increase in costs of goods sold is primarily the result of lower margins generated by certain of our acquisitions, which increased cost of goods sold by 2.3% of revenue. Our Keystone Specialty and Sator acquisitions contributed 1.1% and 0.7%, respectively, of the increase in cost of goods sold as a percentage of revenue because these businesses operate three-step distribution models, which generate lower gross margins compared to our revenue from sales directly to repairers. Our other acquisitions completed since the end of the prior year quarter increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but have lower gross margins, such as paint and automotive cores, thereby accounting for the remaining 0.5% increase in cost of goods sold as a percentage of revenue. Excluding the impact of our acquisitions, improvement in our North American gross margins decreased cost of goods sold by 0.7% of revenue. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the three months ended March 31, 2014 compared to the prior year period.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended March 31, 2014 decreased to 7.8% of revenue compared to 8.4% of revenue in the prior year quarter, which was primarily due to the classification of facility and warehouse expenses in our Keystone Specialty operations. Compared to our other North American operations, Keystone Specialty stores a greater portion of inventory at its regional distribution centers, the costs of which are capitalized into inventory and expensed through cost of goods sold. In our North American wholesale operations, most of the inventory sold by our locations is stored on site rather than in distribution centers, and the related facility and warehouse expenses are recorded in this caption.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 8.4% of revenue for the three months ended March 31, 2014 from 8.7% of revenue in the comparable period of 2013. The reduction in distribution expenses reflects a 0.2% benefit from our May 2013 Sator acquisition, which generates lower distribution costs than our North American and U.K. operations as a result of supplying a relatively smaller number of wholesale distributor customers.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended March 31, 2014 decreased to 11.4% of revenue from 11.5% during the prior year quarter. The reduction in expense reflects the impact of our Keystone Specialty and Sator acquisitions, which decreased expense by 0.4% of revenue due to lower selling, general and administrative costs compared to our other operations. The reduction in cost as a percentage of revenue was partially offset by a 0.3% increase in selling expense as a percentage of revenue in our U.K. operations, including growth in our sales force as well as higher advertising costs.
Restructuring and Acquisition Related Expenses. During the three months ended March 31, 2014 and 2013, we incurred restructuring and acquisition related expenses of $3.3 million and $1.5 million, respectively. Our expenses during the first quarter of 2014 included $2.8 million of restructuring charges related to the integration of our January 2014 Keystone Specialty acquisition. Our restructuring expenses included severance for termination of overlapping headcount and excess facility costs, such as lease reserves and other lease termination costs. Expenses incurred during the first quarter of 2013 included $1.1 million of acquisition related expenses, including primarily external costs for our May 2013 acquisition of Sator, as well as $0.4 million of restructuring expenses related to the integration of certain of our acquisitions into our existing business. See Note 9, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.6% and 1.5% during the three months ended March 31, 2014 and 2013, respectively. Amortization expense increased by 0.2% of revenue compared to the prior year quarter, primarily related to $70.8 million of intangible assets recognized related to our January 2014 acquisition of Keystone Specialty. Our increased amortization expense as a percentage of revenue was partially offset by improved leverage of our property and equipment, which decreased depreciation by 0.1% of revenue.

Other Expense, Net. Total other expense, net increased to $15.1 million for the three months ended March 31, 2014 from $9.8 million for the comparable prior year quarter. Interest expense increased by $7.5 million over the prior year quarter, including a $6.0 million increase from higher average outstanding debt levels (primarily to finance our Sator and Keystone Specialty acquisitions) and a $1.5 million increase from higher interest rates, primarily as a result of our senior notes issued in May 2013. During the first quarter of 2014, we also incurred a loss on debt extinguishment of $0.3 million related to the amendment of our senior secured credit facility. See Note 4, "Long-Term Obligations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amendment to our credit agreement. The increases in other expense were offset by gains of $1.2 million as a result of fair value adjustments to our contingent payment liabilities, compared to losses of $0.8 million in the prior year quarter. Additionally, the impact of foreign currency fluctuations in the Canadian dollar, the British pound, the euro and other currencies generated losses of $1.0 million and $1.4 million during the three months ended March 31, 2014 and 2013, respectively.
Provision for Income Taxes. Our effective income tax rate was 34.0% and 35.8% for the three months ended March 31, 2014 and 2013, respectively. We continued to expand our international operations throughout the last nine months of 2013 and the first quarter of 2014 with both acquisition related and organic revenue growth in our European segment, which contributed to a lower effective tax rate as a larger proportion of our pretax income was generated in lower tax rate jurisdictions. Our effective income tax rate also benefited from lower statutory tax rates in effect in the U.K. compared to the prior year.
Results of Operations—Segment Reporting
We have four operating segments: Wholesale – North America; Wholesale – Europe; Self Service; and Specialty. Our Specialty operating segment was formed with our January 3, 2014 acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations." Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Therefore, we present three reportable segments: North America, Europe and Specialty.
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	% of Total Revenue	2013	% of Total Revenue
Third Party Revenue
North America	$1,029,266		$983,388
Europe	419,714		212,609
Specialty	176,797		—
Total third party revenue	$1,625,777		$1,195,997
Total Revenue
North America	$1,029,299		$983,388
Europe	419,714		212,609
Specialty	177,023		—
Eliminations	(259)		—
Total revenue	$1,625,777		$1,195,997
Segment EBITDA
North America	$146,138	14.2%	$136,067	13.8%
Europe	41,155	9.8%	25,664	12.1%
Specialty	17,804	10.1%	—	n/m
Total Segment EBITDA	$205,097	12.6%	$161,731	13.5%
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. Segment EBITDA excludes restructuring and acquisition related expenses, depreciation, amortization, interest, change in fair value of contingent consideration liabilities, taxes and equity in earnings of unconsolidated subsidiaries. Loss on debt extinguishment is considered a component of interest in calculating Segment EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization. See Note 13, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to Net Income.
Because our Specialty segment was formed on January 3, 2014 with our Keystone Specialty acquisition, the discussion of our consolidated results of operations covers the factors driving the year-over-year performance of our existing business and also discusses the effect of the Specialty operations on our consolidated results. Results for the Specialty segment will not have a comparative period until the first quarter of 2015. However, compared to its unaudited results for the first quarter of 2013, Keystone Specialty's revenue increased 5.6%, primarily as a result of favorable sales mix. During the first quarter of 2014, we generated a greater proportion of revenue from our higher-end specialty products, such as truck and recreational vehicle accessories.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
North America
Third Party Revenue. Revenue in our North American segment increased 4.7% to $1,029.3 million during the three months ended March 31, 2014 from $983.4 million for the three months ended March 31, 2013. The increase in revenue reflects 3.4% acquisition related revenue growth and 1.8% organic growth (which included 6.4% organic growth in parts and services revenue partially offset by a 19.4% decrease in other revenue). Our organic growth in parts and services revenue was primarily due to higher sales volumes, as severe winter weather conditions during the second half of the fourth quarter of 2013 and through the first quarter of 2014 contributed to increased vehicle accidents, resulting in higher insurance claims activity. Compared to the first quarter of 2013, we improved our fill rates, which also contributed to our increased sales volumes in the first quarter of 2014. The decrease in other revenue is primarily a result of lower sales volumes. Compared to the prior year quarter, we crushed fewer vehicles due to a reduction in purchases of self service and crush only vehicles. Additionally, we generated lower sales volumes in our precious metals operations, which we believe is a result of our suppliers holding materials in anticipation of better pricing. Unfavorable foreign currency exchange in our Canadian operations resulted in a 0.6% reduction in revenue compared to the first quarter of 2013.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA increased to 14.2% during the three months ended March 31, 2014 from 13.8% for the three months ended March 31, 2013. The improvement in Segment EBITDA as a percentage of revenue was primarily a result of higher gross margins as a percentage of revenue. Compared to the prior year quarter, we generated less revenue from our lower-margin sales of scrap and precious metals, which resulted in a favorable mix effect on our gross margins by 0.6% of revenue. Our wholesale operations contributed an additional 0.5% improvement in gross margin, primarily as a result of lower vehicle acquisition costs and lower inventory purchase costs. These improvements in gross margin as a percentage of revenue were partially offset by the impact of our acquisition of an automotive core business in January 2014, which increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but generate lower gross margins, thereby decreasing gross margins by 0.4% of revenue. Our self service operations decreased gross margins by 0.4% of revenue as a result of a narrowing spread between the prices received for scrap and other metals and the cost of the scrap component of the cars that we crushed. Operating expenses as a percentage of revenue were approximately flat with the prior year quarter.
Europe
Third Party Revenue. Revenue in our European segment increased to $419.7 million during the three months ended March 31, 2014, a 97.4% increase over $212.6 million of revenue generated in the comparable prior year quarter. The increase in revenue includes 65.3% acquisition related revenue growth, primarily as a result of our Sator acquisition in May 2013, and 25.3% organic revenue growth. Our organic revenue growth was a result of higher sales volumes, including an 18.1% increase from stores open more than 12 months and a 7.2% increase from revenue generated by 26 branch openings since the beginning of 2013 through the one year anniversary of their respective opening dates. The strengthening of the British pound against the U.S. dollar contributed an additional 6.7% increase in revenue over the prior year quarter. Despite the overall improvement in European revenue, we believe our European operations were adversely affected by the mild winter weather conditions, which contributed to a reduction in revenue from products like batteries that tend to sell in higher volumes during periods of cold temperatures.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA in our European segment decreased to 9.8% for the three months ended March 31, 2014 from 12.1% for the three months ended March 31, 2013. Our U.K. operations generated 1.4% of the decline in Segment EBITDA as a percentage of total revenue. In the fourth quarter of 2013, we opened a supplementary national distribution facility, which decreased gross margin by 0.4% of revenue. Greater personnel expenses for our sales force decreased Segment EBITDA by 1.3% of revenue compared to the prior year quarter, which reflects the addition of new sales positions, including additional headcount added in anticipation of nine planned branch openings in the second quarter of 2014. Higher advertising expenses contributed an additional 0.4% of the decrease in Segment EBITDA as a percentage of revenue. These decreases were partially offset by a reduction in our facility and warehouse expenses as a percentage of revenue, primarily as a result of improved leverage of our facility and warehouse personnel, which improved Segment EBITDA by 0.4% of revenue. Our Sator acquisition contributed 0.9% of the decline in Segment EBITDA as a percentage of revenue. Prior to the acquisition, Sator generated a lower EBITDA margin than our U.K. operations. While we expect the difference to diminish over time, the European margin has been adversely affected by the acquisition. Additionally, the mild winter weather conditions in the Netherlands resulted in lower than expected revenue, causing an increase in operating expenses as a percentage of revenue as we were unable to scale back our fixed costs quickly enough to offset the revenue shortfall.
2014 Outlook
We estimate that full year 2014 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses, gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities) and loss on debt extinguishment will be in the range of $400 million to $430 million and $1.30 to $1.40, respectively.
Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Cash and equivalents	$113,246	$150,488	$62,997
Total debt	1,730,733	1,305,781	1,067,510
Net debt (total debt less cash and equivalents)	1,617,487	1,155,293	1,004,513
Current maturities	35,106	41,535	79,531
Capacity under credit facilities (a)	1,930,000	1,430,000	1,030,000
Availability under credit facilities (a)	1,247,349	1,150,603	390,810
Total liquidity (cash and equivalents plus availability under credit facilities)	1,360,595	1,301,091	453,807
(a) Includes our revolving credit facility and our receivables securitization facility.
We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions or paying down outstanding debt. As we have pursued acquisitions as part of our growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including our March 2014 credit facility amendment and the issuance of $600 million of senior notes in May 2013.
As of March 31, 2014, we had debt outstanding and additional available sources of financing, as follows:

•
Senior secured credit facility maturing in May 2019, composed of $450 million in term loans ($450.0 million outstanding at March 31, 2014) and $1.85 billion in revolving credit ($542.2 million outstanding at March 31, 2014), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior unsecured notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•
Receivables securitization facility with availability up to $80 million ($80 million outstanding as of March 31, 2014) maturing in September 2015 and bearing interest at variable commercial paper rates

Since the first quarter of 2013, we have undertaken several financing transactions to increase our available liquidity, including two amendments to our senior secured credit facility (most recently amended as of March 27, 2014) and our $600 million senior notes offering completed in May 2013. The amendments to our credit facility increased the size of our revolver, reset the term loan, extended the maturity of the credit agreement, and adjusted certain of our bank covenants. By issuing the notes, we diversified our financing structure by adding a long-term fixed rate instrument and reducing our reliance on the bank market. We also believe the interest rate on the notes was favorable. Although higher than today's floating rate debt, the 10-year fixed rate of 4.75% reduces our risk of future interest rate increases, which we have seen in the market subsequent to our offering. The new structure provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of March 31, 2014, we had approximately $1.2 billion available under our credit facilities. Combined with approximately $113.2 million of cash and equivalents at March 31, 2014, we had approximately $1.4 billion in available liquidity. The amendment to our senior secured credit facility in the first quarter of 2014 provided an additional $500 million of availability on our revolver, which more than offset the increase in borrowings to finance our January 2014 Keystone Specialty acquisition. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we currently have adequate capacity, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at March 31, 2014 was 2.23%. The margin on our credit agreement borrowings will be reset in early May, which we expect will increase our weighted average interest rate. Including the borrowings on our senior notes and receivables securitization program, our overall weighted average interest rate on borrowings was 3.07% at March 31, 2014. Cash interest payments were $8.1 million for the three months ended March 31, 2014, but these payments will increase by $14.2 million in the second quarter of 2014 as a result of our semi-annual interest payments in May and November related to our senior notes. We had outstanding credit agreement borrowings of $992.2 million and $672.6 million at March 31, 2014 and December 31, 2013, respectively. Of these amounts, $22.5 million was classified as current maturities at both March 31, 2014 and December 31, 2013. We have scheduled repayments of $5.6 million each quarter beginning in June 2014 on the term loan through its maturity in May 2019, but no other significant principal payments on our credit facilities prior to the maturity of the receivables securitization program in September 2015. We currently expect that we will extend the receivables securitization facility when the original three year term expires, but there can be no assurance that we will be able to do so on acceptable terms.
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions.  The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.  We were in compliance with all restrictive covenants under our credit agreement as of March 31, 2014.
The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $646.9 million and $348.4 million during the three months ended March 31, 2014 and 2013, respectively. Aftermarket inventory purchases during the three months ended March 31, 2014 included $145.4 million related to our January 2014 acquisition of Keystone Specialty and $64.8 million related to our May 2013 acquisition of Sator. We normally pay for salvage vehicles acquired at salvage auctions and under direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 72,000 and 67,000 wholesale salvage vehicles (cars and trucks) during the three months ended March 31, 2014 and 2013, respectively. In addition, we acquired approximately 120,000 and 128,000 lower cost self service and "crush only" vehicles during the three months ended March 31, 2014 and 2013, respectively. Compared to the prior year first quarter, we reduced our purchases of lower cost self service and "crush only" cars as prices demanded for vehicles in certain markets exceeded our acceptable cost given the prices of scrap and other metals.
Net cash provided by operating activities totaled $97.0 million for the three months ended March 31, 2014, compared to $106.4 million during the three months ended March 31, 2013. During the first quarter of 2014, our EBITDA increased by $43.6 million, due to both acquisition related growth and organic growth. Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $78.0 million during the three months ended March 31, 2014, compared to $46.3 million during the comparable period in 2013, primarily due to greater inventory growth, particularly in our aftermarket products. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year. Cash paid for income taxes increased from $5.4 million to $14.5 million due to the overpayment of taxes in 2012 that we offset against estimated tax payments in the first quarter of 2013, as well as greater earnings in our European operations that required higher estimated tax payments in the first quarter of 2014 compared to the prior year period. Compared to the prior year first quarter, cash payments for bonuses were $7.8 million higher during the three months ended March 31, 2014.
Net cash used in investing activities totaled $521.3 million for the three months ended March 31, 2014, compared to $34.3 million during the three months ended March 31, 2013. We invested $486.7 million of cash, net of cash acquired, in business acquisitions during the three months ended March 31, 2014, including $427.1 million for our Keystone Specialty acquisition, compared to $13.3 million for business acquisitions in the comparable period in 2013. Property and equipment purchases were $33.7 million in the three months ended March 31, 2014 compared to $21.5 million in the comparable period in 2013.
Net cash provided by financing activities totaled $386.2 million for the three months ended March 31, 2014, compared to net cash used in financing activities of $67.9 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, net borrowings under our credit facilities were $401.4 million compared to net repayments of $39.6 million during the three months ended March 31, 2013. The greater borrowings during the first quarter of 2014 reflect $370 million of revolver borrowings and $80 million of borrowings under our receivables facility to finance the Keystone Specialty acquisition. Our March 2014 amendment of our credit facility generated $11.3 million in additional term loan borrowings, which proceeds were used to pay $3.8 million in debt issuance costs related to the amendment, as well as to repay outstanding revolver borrowings. During the prior year quarter, we made a payment of $33.9 million ($31.5 million included in financing cash flows and $2.4 million included in operating cash flows) for the 2012 earnout period related to our 2011 acquisition of Euro Car Parts Holdings Ltd. In April 2014, we settled the liability for the 2013 performance period for the maximum amount of £30 million, including a cash payment of $44.8 million (£26.9 million) and the issuance of notes for $5.1 million (£3.1 million). During the first quarter of 2014, we paid $9.6 million related to the settlement of a foreign currency forward contract. Cash generated from exercises of stock options provided $2.4 million and $2.8 million in the three months ended March 31, 2014 and 2013, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $6.8 million and $3.0 million during the three months ended March 31, 2014 and 2013, respectively.
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
As of March 31, 2014, we held six interest rate swap contracts representing a total of $420 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2015 through December 2016. In total, we had 53% of our variable rate debt under our credit facility at fixed rates at

March 31, 2014, compared to 78% at December 31, 2013, which reflects the increase in borrowings in the first quarter of 2014 to finance our Keystone Specialty acquisition. As of March 31, 2014, the fair market value of our interest rate swap contracts was a liability of $7.8 million. The values of such contracts are subject to changes in interest rates.
At March 31, 2014, we had $546.3 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $5.5 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.
The proceeds of our May 2013 senior notes offering were used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, in 2013 we entered into euro-denominated and pound sterling-denominated intercompany notes, which may incur transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, we entered into foreign currency forward contracts to sell €150.0 million for $195.0 million and £70.0 million for $105.8 million. The gains or losses from the remeasurement of these contracts are recorded to earnings to offset the remeasurement of the related notes. In January 2014, we settled the £70.0 million contract for $9.6 million, as well as the underlying intercompany debt transaction. As of March 31, 2014, the fair value of the remaining euro-denominated forward contract was a liability of $11.5 million.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2014 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 32% of our revenue during the three months ended March 31, 2014. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and our operating income for the three months ended March 31, 2014.
Other than with respect to our intercompany transactions denominated in euro and pound sterling and a portion of our foreign currency denominated inventory purchases in Europe, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of March 31, 2014, we had amounts outstanding under our revolving credit facility denominated in Canadian dollars of CAD $110.0 million ($99.6 million), pounds sterling of £157.9 million ($263.0 million) and euros of €7.0 million ($9.6 million).
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin. As of March 31, 2014, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business. The notional amount and fair value of these forward contracts at March 31, 2014 were immaterial.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Other than the change in internal control resulting from the acquisition of Keystone Specialty on January 3, 2014, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2013 Annual Report on Form 10-K, filed with the SEC on March 3, 2014, as supplemented in subsequent filings, for information concerning the risks and uncertainties that could negatively impact us.

Item 5.     Other Information
None.

Item 6. Exhibits
Exhibits
(b) Exhibits

4.1
Amendment and Restatement Agreement dated as of March 27, 2014 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on March 27, 2014).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2014.

LKQ CORPORATION

/s/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller (As duly authorized officer and Principal Accounting Officer)