Form 10-Q
period 2014-06-30
LKQ CORP
filed 2014-08-01
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
At July 25, 2014, the registrant had issued and outstanding an aggregate of 302,661,457 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and equivalents	$109,564	$150,488
Receivables, net	624,300	458,094
Inventory	1,346,723	1,076,952
Deferred income taxes	74,092	63,938
Prepaid expenses and other current assets	86,047	50,345
Total Current Assets	2,240,726	1,799,817
Property and Equipment, net	621,600	546,651
Intangible Assets:
Goodwill	2,308,943	1,937,444
Other intangibles, net	230,429	153,739
Other Assets	97,147	81,123
Total Assets	$5,498,845	$4,518,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$392,659	$349,069
Accrued expenses:
Accrued payroll-related liabilities	70,515	58,695
Sales taxes payable	50,998	30,701
Other accrued expenses	127,119	109,373
Contingent consideration liabilities	2,304	52,465
Other current liabilities	35,126	36,115
Current portion of long-term obligations	71,487	41,535
Total Current Liabilities	750,208	677,953
Long-Term Obligations, Excluding Current Portion	1,879,837	1,264,246
Deferred Income Taxes	160,452	133,822
Other Noncurrent Liabilities	105,832	92,008
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value,1,000,000,000 shares authorized, 302,189,513 and 300,805,276 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3,022	3,008
Additional paid-in capital	1,031,807	1,006,084
Retained earnings	1,531,177	1,321,642
Accumulated other comprehensive income	36,510	20,011
Total Stockholders’ Equity	2,602,516	2,350,745
Total Liabilities and Stockholders’ Equity	$5,498,845	$4,518,774

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$1,709,132	$1,251,748	$3,334,909	$2,447,745
Cost of goods sold	1,038,073	741,875	2,011,966	1,435,923
Gross margin	671,059	509,873	1,322,943	1,011,822
Facility and warehouse expenses	128,506	102,885	254,665	203,131
Distribution expenses	146,544	106,583	283,873	210,440
Selling, general and administrative expenses	186,585	146,012	371,115	283,068
Restructuring and acquisition related expenses	5,901	3,680	9,222	5,185
Depreciation and amortization	29,927	19,335	56,638	37,032
Operating income	173,596	131,378	347,430	272,966
Other expense (income):
Interest expense, net	15,628	12,492	31,746	21,087
Loss on debt extinguishment	—	2,795	324	2,795
Change in fair value of contingent consideration liabilities	(790)	230	(2,012)	1,053
Other income, net	(907)	(577)	(1,003)	(175)
Total other expense, net	13,931	14,940	29,055	24,760
Income before provision for income taxes	159,665	116,438	318,375	248,206
Provision for income taxes	54,341	40,716	108,362	87,892
Equity in earnings of unconsolidated subsidiaries	(442)	—	(478)	—
Net income	$104,882	$75,722	$209,535	$160,314
Earnings per share:
Basic	$0.35	$0.25	$0.69	$0.54
Diluted	$0.34	$0.25	$0.69	$0.53

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$104,882	$75,722	$209,535	$160,314
Other comprehensive income (loss), net of tax:
Foreign currency translation	15,879	(3,204)	15,316	(22,184)
Net change in unrecognized gains/losses on derivative instruments, net of tax	457	2,629	1,250	3,361
Change in unrealized gain on pension plan, net of tax	(30)	—	(67)	—
Total other comprehensive income (loss)	16,306	(575)	16,499	(18,823)
Total comprehensive income	$121,188	$75,147	$226,034	$141,491

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209,535	$160,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,893	39,711
Stock-based compensation expense	11,783	10,562
Excess tax benefit from stock-based payments	(9,747)	(10,902)
Other	1,645	6,126
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(71,779)	(50,320)
Inventory	(40,773)	(6,227)
Prepaid income taxes/income taxes payable	9,653	34,521
Accounts payable	(20,549)	14,361
Other operating assets and liabilities	3,543	11,344
Net cash provided by operating activities	152,204	209,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67,331)	(40,151)
Proceeds from sales of property and equipment	2,581	1,251
Investments in unconsolidated subsidiaries	(2,240)	—
Acquisitions, net of cash acquired	(635,332)	(308,579)
Net cash used in investing activities	(702,322)	(347,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,207	10,604
Excess tax benefit from stock-based payments	9,747	10,902
Debt issuance costs	(3,715)	(16,521)
Proceeds from issuance of senior notes	—	600,000
Borrowings under revolving credit facility	1,160,461	353,408
Repayments under revolving credit facility	(674,432)	(708,060)
Borrowings under term loans	11,250	35,000
Repayments under term loans	(5,625)	(5,625)
Borrowings under receivables securitization facility	80,000	1,500
Repayments under receivables securitization facility	—	(1,500)
Repayments of other long-term debt	(13,529)	(6,465)
Settlements of foreign currency forward contracts	(19,959)	—
Payments of other obligations	(41,934)	(32,091)
Net cash provided by financing activities	506,471	241,152
Effect of exchange rate changes on cash and equivalents	2,723	(1,343)
Net (decrease) increase in cash and equivalents	(40,924)	101,820
Cash and equivalents, beginning of period	150,488	59,770
Cash and equivalents, end of period	$109,564	$161,590
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$98,938	$53,459
Interest	29,182	15,286
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other obligations, including notes issued and debt assumed in connection with business acquisitions	$87,983	$7,260
Contingent consideration liabilities	7,057	2,650
Non-cash property and equipment additions	4,177	3,407

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2014	300,805	$3,008	$1,006,084	$1,321,642	$20,011	$2,350,745
Net income	—	—	—	209,535	—	209,535
Other comprehensive income	—	—	—	—	16,499	16,499
Restricted stock units vested	562	6	(6)	—	—	—
Stock-based compensation expense	—	—	11,783	—	—	11,783
Exercise of stock options	823	8	4,199	—	—	4,207
Excess tax benefit from stock-based payments	—	—	9,747	—	—	9,747
BALANCE, June 30, 2014	302,190	$3,022	$1,031,807	$1,531,177	$36,510	$2,602,516

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
As described in Note 8, "Business Combinations," on January 3, 2014, we completed our acquisition of Keystone Automotive Holdings, Inc. ("Keystone Specialty"), a distributor and marketer of specialty aftermarket equipment and accessories in North America. With our acquisition of Keystone Specialty, we present an additional reportable segment, Specialty. Our unaudited condensed consolidated financial statements reflect the impact of Keystone Specialty from the date of acquisition through June 30, 2014.

Note 2.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $30.6 million and $26.6 million at June 30, 2014 and December 31, 2013, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap, cores and other metals when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We recorded a reserve for uncollectible accounts of approximately $18.6 million and $14.4 million at June 30, 2014 and December 31, 2013, respectively.
Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Aftermarket and refurbished products	$955,428	$706,600
Salvage and remanufactured products	391,295	370,352
	$1,346,723	$1,076,952

Our acquisitions completed during the first half of 2014 and adjustments to preliminary valuations of inventory for certain of our 2013 acquisitions contributed $211.6 million of the increase in our aftermarket and refurbished products inventory and $10.7 million of the increase in our salvage and remanufactured products inventory during the six months ended June 30, 2014. See Note 8, "Business Combinations," for further information on our acquisitions.

Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships, software and other technology related assets and covenants not to compete.
The changes in the carrying amount of goodwill by reportable segment during the six months ended June 30, 2014 are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2014	$1,358,937	$578,507	$—	$1,937,444
Business acquisitions and adjustments to previously recorded goodwill	49,451	74,313	234,381	358,145
Exchange rate effects	(317)	13,675	(4)	13,354
Balance as of June 30, 2014	$1,408,071	$666,495	$234,377	$2,308,943
The components of other intangibles are as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$168,537	$(31,982)	$136,555	$143,577	$(27,950)	$115,627
Customer relationships	69,575	(18,191)	51,384	29,583	(10,770)	18,813
Software and other technology related assets	47,087	(6,971)	40,116	20,384	(2,718)	17,666
Covenants not to compete	5,173	(2,799)	2,374	3,979	(2,346)	1,633
	$290,372	$(59,943)	$230,429	$197,523	$(43,784)	$153,739
During the six months ended June 30, 2014, we recorded preliminary intangible asset valuations resulting from our 2014 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2013 acquisitions, which included $23.6 million of trade names, $39.4 million of customer relationships, $26.8 million of software and other technology related assets and $1.2 million of covenants not to compete. The trade names, customer relationships, and software and technology related assets recorded in the six months ended June 30, 2014 included $20.9 million, $23.1 million and $26.8 million, respectively, related to our acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations."
Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 15 years) on either a straight-line or accelerated basis. Software and other technology related assets are amortized on a straight-line basis over the expected period to be benefited (five to six years). Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $15.8 million and $5.3 million during the six month periods ended June 30, 2014 and 2013, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2018 is $31.8 million, $29.1 million, $26.0 million, $23.7 million and $18.6 million, respectively.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products that is supported by certain of the suppliers of those products. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve during the six month period ended June 30, 2014 were as follows (in thousands):

Balance as of January 1, 2014	$12,447
Warranty expense	15,375
Warranty claims	(13,623)
Balance as of June 30, 2014	$14,199

Investments in Unconsolidated Subsidiaries
As of June 30, 2014, the carrying value of our investments in unconsolidated subsidiaries was $11.0 million; of this amount, $8.9 million relates to our investment in ACM Parts Pty Ltd ("ACM Parts"). In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop ACM Parts, an alternative vehicle replacement parts business in those countries. We hold a 49% equity interest in the entity and will contribute our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts; Suncorp Group holds a 51% equity interest and will supply salvage vehicles to the venture as well as assist in establishing relationships with repair shops as customers. We are accounting for our interest in this subsidiary using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. The total of our investment in ACM Parts and other unconsolidated subsidiaries is included within Other Assets on our Unaudited Condensed Consolidated Balance Sheets. Our equity in the net earnings of the investees for the three and six months ended June 30, 2014 was not material.
Depreciation Expense
Included in Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations as well as our distribution centers.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This update outlines a new comprehensive revenue recognition model which supersedes most current revenue recognition guidance, and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities adopting the standard have the option of using either a full retrospective or modified retrospective approach in the application of this guidance. ASU 2014-09 will be effective for the Company during the first quarter of our fiscal year 2017. Early adoption is not permitted. We are still evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
In June 2014, the FASB issued Accounting Standards Update 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, and requires the recognition of compensation cost in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for the Company during the first quarter of our fiscal year 2016. Early adoption is permitted. The new standard can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements as an adjustment to opening retained earnings. We do not anticipate the adoption of this guidance will have a material impact on our financial position, results of operations, cash flows, or disclosures.

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
During the six months ended June 30, 2014, our Board of Directors granted 663,397 RSUs to employees. The fair value of RSUs that vested during the six months ended June 30, 2014 was approximately $16.7 million.
Stock Options

Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either 6 or 10 years from the date they are granted. During the six months ended June 30, 2014, our Board of Directors granted 126,755 stock options to employees. The grant date fair value of these options was immaterial to the financial statements.
Restricted Stock
Restricted stock vests over a five year period, subject to a continued service condition. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest.
A summary of transactions in our stock-based compensation plans is as follows:

	Shares Available For Grant	RSUs		Stock Options		Restricted Stock
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	13,965,440	2,558,213	$16.63	6,832,331	$7.04	20,000	$9.30
Granted	(790,152)	663,397	31.83	126,755	32.31	—	—
Exercised	—	—	—	(822,039)	5.12	—	—
Vested	—	(562,198)	16.56	—	—	(10,000)	9.30
Canceled	102,703	(56,830)	20.11	(45,873)	13.01	—	—
Balance, June 30, 2014	13,277,991	2,602,582	$20.44	6,091,174	$7.78	10,000	$9.30
For the RSU grants that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. During the three and six months ended June 30, 2014, we recognized $2.1 million and $4.7 million of stock based compensation expense, respectively, related to the RSUs containing a performance-based vesting condition. During the three and six months ended June 30, 2013 we recognized $2.3 million and $3.7 million of stock based compensation expense, respectively, related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.
In all cases, compensation expense is adjusted to reflect estimated forfeitures. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures.
The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
RSUs	$4,795	$4,443	$10,191	$8,115
Stock options	696	1,124	1,500	2,333
Restricted stock	46	46	92	114
Total stock-based compensation expense	$5,537	$5,613	$11,783	$10,562
The following table sets forth the classification of total stock-based compensation expense included in our Unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of goods sold	$100	$98	$203	$196
Facility and warehouse expenses	566	687	1,145	1,371
Selling, general and administrative expenses	4,871	4,828	10,435	8,995
	5,537	5,613	11,783	10,562
Income tax benefit	(2,131)	(2,189)	(4,536)	(4,119)
Total stock-based compensation expense, net of tax	$3,406	$3,424	$7,247	$6,443

We have not capitalized any stock-based compensation costs during either of the six month periods ended June 30, 2014 or 2013.
As of June 30, 2014, unrecognized compensation expense related to unvested RSUs, stock options and restricted stock is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Restricted Stock	Total
Remainder of 2014	$8,805	$1,455	$47	$10,307
2015	13,608	398	—	14,006
2016	8,498	331	—	8,829
2017	5,034	9	—	5,043
2018	2,546	—	—	2,546
2019	108	—	—	108
Total unrecognized compensation expense	$38,599	$2,193	$47	$40,839

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Senior secured credit agreement:
Term loans payable	$444,375	$438,750
Revolving credit facility	731,201	233,804
Senior notes	600,000	600,000
Receivables securitization facility	80,000	—
Notes payable through October 2018 at weighted average interest rates of 1.1%	55,908	15,730
Other long-term debt at weighted average interest rates of 3.1% and 3.5%, respectively	39,840	17,497
	1,951,324	1,305,781
Less current maturities	(71,487)	(41,535)
	$1,879,837	$1,264,246
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at June 30, 2014 and December 31, 2013 were 2.37% and 3.05%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facility. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $1.2 billion and $672.6 million at June 30, 2014 and December 31, 2013, respectively, of which $22.5 million was classified as current maturities at both June 30, 2014 and December 31, 2013. As of June 30, 2014, there were letters of credit outstanding in the aggregate amount of $60.5 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facility at June 30, 2014 was $1.1 billion.
Related to the execution of the Credit Agreement in March 2014, we incurred $3.7 million of fees, of which $3.4 million were capitalized within Other Assets on our Unaudited Condensed Consolidated Balance Sheet and are amortized over the term of the agreement. The remaining $0.3 million of fees were expensed during the six months ended June 30, 2014 as a loss on debt extinguishment. Related to the execution of the second amended and restated credit agreement in May 2013, we incurred $7.1 million of fees, of which $6.0 million were capitalized within Other Assets on our Unaudited Condensed Consolidated Balance Sheet. The remaining $1.1 million of fees, together with $1.7 million of capitalized debt issuance costs related to the original credit agreement, were expensed during the three and six months ended June 30, 2013 as a loss on debt extinguishment.
Senior Notes
On May 9, 2013, we completed an offering of $600 million aggregate principal amount of senior notes due May 15, 2023 (the "Original Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933. In April 2014, we completed an offer to exchange $600 million aggregate principal amount of registered 4.75% Senior Notes due 2023 (the "Notes") for the Original Notes. The Notes are governed by the Indenture dated as of May 9, 2013 among LKQ Corporation, certain of our subsidiaries (the "Guarantors") and U.S. Bank National Association, as trustee. The Notes are substantially identical to the Original Notes, except the Notes are registered under the Securities Act of 1933, and the transfer restrictions, registration rights, and related additional interest provisions applicable to the Original Notes do not apply to the Notes.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of June 30, 2014, $123.2 million of net receivables were collateral for the investment under the receivables facility. There were no borrowings outstanding under the receivables facility as of December 31, 2013.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR") plus 1.25%, or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate plus 1.25% or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of June 30, 2014, the interest rate under the receivables facility was based on commercial paper rates and was 0.99%. The outstanding balance of $80 million as of June 30, 2014 was classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At June 30, 2014, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2015 through 2016.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of changing exchange rates on these future cash flows, as well as minimizing the impact of fluctuating exchange rates on our results of operations through the respective dates of settlement. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income (expense) when the underlying transaction has an impact on earnings. In the six months ended June 30, 2014, we settled our foreign currency forward contracts through payments to the counterparties totaling $20.0 million. At that time, we also settled the underlying intercompany debt transactions.

The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of June 30, 2014 and December 31, 2013 (in thousands):

	Notional Amount				Fair Value at June 30, 2014 (USD)	Fair Value at December 31, 2013 (USD)
	June 30, 2014		December 31, 2013		Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$420,000		$420,000	$6,786	$—	$8,099
GBP denominated		£50,000		£50,000	111	—	345
CAD denominated	C$	25,000	C$	25,000	35	—	26
Foreign currency forward contracts
EUR denominated		€—		€149,976	—	11,632	—
GBP denominated		£—		£70,000	—	10,186	—
Total cash flow hedges					$6,932	$21,818	$8,470

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 or December 31, 2013.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three and six months ended June 30, 2014 and June 30, 2013. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of June 30, 2014, we estimate that $3.8 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into our consolidated statements of income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency, as well as commodity forward contracts to manage our exposure to fluctuations in metals prices. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at June 30, 2014 and December 31, 2013, along with the effect on our results of operations during each of the six month periods ended June 30, 2014 and June 30, 2013, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the six months ended June 30, 2014, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	Balance as of June 30, 2014	Fair Value Measurements as of June 30, 2014
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$27,410	$—	$27,410	$—
Total Assets	$27,410	$—	$27,410	$—
Liabilities:
Contingent consideration liabilities	$8,762	$—	$—	$8,762
Deferred compensation liabilities	26,805	—	26,805	—
Interest rate swaps	6,932	—	6,932	—
Total Liabilities	$42,499	$—	$33,737	$8,762

	Balance as of December 31, 2013	Fair Value Measurements as of December 31, 2013
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$25,745	$—	$25,745	$—
Total Assets	$25,745	$—	$25,745	$—
Liabilities:
Contingent consideration liabilities	$55,653	$—	$—	$55,653
Deferred compensation liabilities	25,232	—	25,232	—
Foreign currency forward contracts	21,818	—	21,818	—
Interest rate swaps	8,470	—	8,470	—
Total Liabilities	$111,173	$—	$55,520	$55,653

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

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

	June 30,	December 31,
	2014	2013
Unobservable Input	(Weighted Average)
Probability of achieving payout targets	94.0%	70.6%
Discount rate	7.5%	6.5%
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
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning Balance	$57,091	$49,565	$55,653	$90,009
Contingent consideration liabilities recorded for business acquisitions	2,740	261	7,057	2,650
Payments	(50,299)	(581)	(52,305)	(38,349)
(Decrease) increase in fair value included in earnings	(790)	230	(2,012)	1,053
Exchange rate effects	20	(2)	369	(5,890)
Ending Balance	$8,762	$49,473	$8,762	$49,473
The purchase price for our 2011 acquisition of Euro Car Parts Holdings Limited included contingent payments depending on the achievement of certain annual performance targets in 2012 and 2013. The performance target for each of the measurement periods was exceeded, and therefore, we settled the liabilities related to the 2012 and 2013 performance periods for the maximum amounts of £25 million and £30 million, respectively. During the three months ended June 30, 2014, we settled the liability for the 2013 performance period through a cash payment of $44.8 million (£26.9 million) and the issuance of notes for $5.1 million (£3.1 million). The liability for the 2012 performance period was settled during the three months ended March 31, 2013 through a cash payment of $33.9 million (£22.4 million) and the issuance of notes for $3.9 million (£2.6 million).
Of the amounts included in earnings for the three and six months ended June 30, 2014, $0.3 million and $0.2 million of gains, respectively, were related to contingent consideration obligations outstanding as of June 30, 2014. Substantially all of the losses included in earnings during the three and six months ended June 30, 2013 related to contingent consideration obligations that were settled by June 30, 2014. The changes in the fair value of contingent consideration obligations during the respective periods in 2014 and 2013 are a result of the quarterly assessment of the fair value inputs.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of June 30, 2014 and December 31, 2013, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $1.2 billion and $673 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $80 million at June 30, 2014; we did not have any borrowings outstanding under the receivables facility as of December 31, 2013. As of June 30, 2014, the fair value of our senior notes was approximately $591 million compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require to assume these obligations. The fair value of our senior notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at June 30, 2014 are as follows (in thousands):

Six months ending December 31, 2014	$69,215
Years ending December 31:
2015	128,982
2016	108,931
2017	89,365
2018	72,992
2019	57,470
Thereafter	221,946
Future Minimum Lease Payments	$748,901
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
On January 3, 2014, we completed our acquisition of Keystone Specialty, which is a leading distributor and marketer of specialty aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Total acquisition date fair value of the consideration for our Keystone Specialty acquisition was $471.8 million, composed of $427.1 million of cash (net of cash acquired), $31.5 million of notes payable and $13.3 million of other purchase price obligations (non-interest bearing). The purchase price is subject to certain adjustments, including an adjustment related to the net working capital amount of Keystone Specialty at closing. We recorded $234.4 million of goodwill related to our acquisition of Keystone Specialty, which we do not expect to be deductible for income tax purposes. In the period between January 3, 2014 and June 30, 2014, Keystone Specialty generated approximately $394.8 million of revenue and $17.4 million of net income.
In addition to our acquisition of Keystone Specialty, we made 15 acquisitions during the six months ended June 30, 2014, including 7 wholesale businesses in North America, 6 wholesale businesses in Europe, and 2 self service retail operations. Our European acquisitions included five aftermarket parts distribution businesses in the Netherlands, all of which were customers of and distributors for our Netherlands subsidiary, Sator Beheer B.V. ("Sator"), and were acquired with the objective of expanding our distribution network in the Netherlands. Our other acquisitions completed during the six months ended June 30, 2014 enabled us to expand into new product lines and enter new markets. Total acquisition date fair value of the consideration for these additional acquisitions was $218.6 million, composed of $195.1 million of cash (net of cash acquired), $11.5 million of notes payable, $0.2 million of other purchase price obligations (non-interest bearing), $7.1 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $8.3 million), and $4.8 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. During the six months ended June 30, 2014, we recorded $123.8 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2013 acquisitions. We expect $35.6 million of the $123.8 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and June 30, 2014, these acquisitions generated $67.9 million of revenue and $3.4 million of net income.
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
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the six months ended June 30, 2014 and the last six months of 2013 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
The preliminary purchase price allocations for the acquisitions completed during the six months ended June 30, 2014 and the year ended December 31, 2013 are as follows (in thousands):

	Six Months Ended			Year Ended
	June 30, 2014			December 31, 2013
	Keystone Specialty	Other Acquisitions	Total	Sator	Other Acquisitions	Total
Receivables	$48,473	$52,992	$101,465	$61,639	$38,685	$100,324
Receivable reserves	(4,403)	(2,539)	(6,942)	(8,563)	(3,246)	(11,809)
Inventory	151,013	71,335	222,348	71,784	26,455	98,239
Income taxes receivable	13,972	—	13,972	—	—	—
Prepaid expenses and other current assets	8,339	1,846	10,185	7,184	1,933	9,117
Property and equipment	38,095	13,293	51,388	19,484	14,015	33,499
Goodwill	234,381	123,764	358,145	142,721	92,726	235,447
Other intangibles	70,830	20,234	91,064	45,293	12,353	57,646
Other assets	7,805	1,493	9,298	2,049	1,251	3,300
Deferred income taxes	(17,418)	915	(16,503)	(14,100)	(564)	(14,664)
Current liabilities assumed	(65,112)	(30,606)	(95,718)	(49,593)	(36,799)	(86,392)
Debt assumed	—	(26,425)	(26,425)	—	(664)	(664)
Other noncurrent liabilities assumed	(14,147)	(7,670)	(21,817)	(5,074)	—	(5,074)
Contingent consideration liabilities	—	(7,057)	(7,057)	—	(3,854)	(3,854)
Other purchase price obligations	(13,278)	(228)	(13,506)	—	(214)	(214)
Notes issued	(31,500)	(11,454)	(42,954)	—	(7,482)	(7,482)
Settlement of pre-existing balances	—	(4,841)	(4,841)	—	—	—
Cash used in acquisitions, net of cash acquired	$427,050	$195,052	$622,102	$272,824	$134,595	$407,419
The primary reason for our acquisitions made during the six months ended June 30, 2014 and the year ended December 31, 2013 was to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and expanding into other product lines and businesses that may benefit from our operating strengths. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates potential cross-selling opportunities and logistics and administrative cost synergies, which contributed to the goodwill recorded on the Keystone Specialty acquisition. Our other acquisitions enabled us to further expand our market presence, including continental Europe through the Sator acquisition, as well as to widen our product offerings such as paint and related equipment in the U.K. We believe that our Sator acquisition will allow for synergies within our European operations, most notably in procurement, warehousing and product management. These projected synergies contributed to the goodwill recorded on the Sator acquisition.
When we identify potential acquisitions, we attempt to target companies with a leading market share, an experienced management team and a workforce that provide a fit with our existing operations and strong cash flows. For certain of our acquisitions, we have identified cost savings and synergies as a result of integrating the company with our existing business that provide additional value to the combined entity. In many cases, acquiring companies with these characteristics can result in purchase prices that include a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during the six months ended June 30, 2014 as though they had been acquired as of January 1, 2013 and the businesses acquired during the year ended December 31, 2013 as though they had been acquired as of January 1, 2012. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue, as reported	$1,709,132	$1,251,748	$3,334,909	$2,447,745
Revenue of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	196,059	3,443	363,502
Sator	—	31,306	—	126,309
Other acquisitions	36,707	125,624	93,550	250,850
Pro forma revenue	$1,745,839	$1,604,737	$3,431,902	$3,188,406

Net income, as reported	$104,882	$75,722	$209,535	$160,314
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
Keystone Specialty	—	10,891	438	17,600
Sator	—	2,861	—	5,726
Other acquisitions	4,387	4,737	5,147	5,543
Pro forma net income	$109,269	$94,211	$215,120	$189,183

Earnings per share-basic, as reported	$0.35	$0.25	$0.69	$0.54
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	0.04	0.00	0.06
Sator	—	0.01	—	0.02
Other acquisitions	0.01	0.02	0.02	0.02
Pro forma earnings per share-basic (a)	$0.36	$0.31	$0.71	$0.63

Earnings per share-diluted, as reported	$0.34	$0.25	$0.69	$0.53
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	0.04	0.00	0.06
Sator	—	0.01	—	0.02
Other acquisitions	0.01	0.02	0.02	0.02
Pro forma earnings per share-diluted (a)	$0.36	$0.31	$0.70	$0.62

(a) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The pro forma impact of our Keystone Specialty acquisition reflects the elimination of acquisition related expenses totaling $0.2 million for the six months ended June 30, 2014, which do not have a continuing impact on our operating results. The pro forma impact of our other acquisitions includes the elimination of revenue and cost of goods sold related to transactions between Sator and the five Netherlands distributors that would have been reflected as intercompany sales if the acquisitions had occurred on January 1, 2013. Additionally, the pro forma impact of our other acquisitions reflects the elimination of acquisition related expenses totaling $1.7 million for the three and six months ended June 30, 2014, primarily related to our May 2014 acquisitions of five aftermarket parts distribution businesses in the Netherlands. The pro forma impact of our acquisition related expenses for the three and six months ended June 30, 2013 totaled $2.9 million and $4.0 million, respectively, primarily related to our May 2013 acquisition of Sator. Refer to Note 9, "Restructuring and Acquisition Related Expenses," for further information on our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 9.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses for the three and six months ended June 30, 2014 totaled $1.7 million and $1.9 million, respectively. These expenses were primarily related to our May 2014 acquisitions of five aftermarket parts distribution businesses in the Netherlands. Expenses incurred during the three and six months ended June 30, 2013 totaled $2.9 million and $4.0 million, respectively, and primarily related to our May 2013 acquisition of Sator. Acquisition related expenses include external costs such as legal, accounting and advisory fees, and are expensed as incurred.
Acquisition Integration Plans
During the three and six months ended June 30, 2014, we incurred $2.6 million and $5.4 million, respectively, of restructuring expenses as a result of the integration of our acquisition of Keystone Specialty into our existing business. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete our integration plan in the second half of 2014, including expenses for additional closures of overlapping facilities and termination of duplicate headcount, are expected to be less than $1.0 million.
Other restructuring costs incurred during the three and six months ended June 30, 2014 totaled $1.6 million and $1.9 million, respectively. Restructuring costs incurred during the three and six months ended June 30, 2013 totaled $0.8 million and $1.2 million, respectively. These costs are a result of activities to integrate our acquisitions into our existing business, including the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions.
During the second half of 2014, we expect to incur additional integration expenses related to the integration of certain of our 2013 and 2014 acquisitions into our existing operations. These integration activities are expected to include the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are not expected to be material.

Note 10.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$104,882	$75,722	$209,535	$160,314
Denominator for basic earnings per share—Weighted-average shares outstanding	302,030	299,159	301,719	298,690
Effect of dilutive securities:
RSUs	821	758	876	721
Stock options	2,981	3,728	3,074	3,865
Restricted stock	5	12	8	19
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	305,837	303,657	305,677	303,295
Earnings per share, basic	$0.35	$0.25	$0.69	$0.54
Earnings per share, diluted	$0.34	$0.25	$0.69	$0.53
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Antidilutive securities:
RSUs	405	—	203	—
Stock Options	117	—	122	—

Note 11.	Income Taxes
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
Our effective income tax rate for the six months ended June 30, 2014 was 34.0% compared with 35.4% for the comparable prior year period. The lower effective income tax rate for the six months ended June 30, 2014 is primarily a result of our expanding international operations as we expect a larger proportion of our annual pretax income will be generated in lower tax rate jurisdictions, combined with lower statutory tax rates in effect in the U.K. compared to the prior year.

Note 12.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended				Three Months Ended
	June 30, 2014				June 30, 2013
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Unrealized Gain on Pension Plan	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$24,343	$(4,803)	$664	$20,204	$(8,130)	$(9,359)	$(17,489)
Pretax income (loss)	15,879	466	—	16,345	(3,204)	1,648	(1,556)
Income tax effect	—	(122)	—	(122)	—	(481)	(481)
Reclassification of unrealized loss (gain)	—	133	(43)	90	—	2,117	2,117
Reclassification of deferred income taxes	—	(20)	13	(7)	—	(760)	(760)
Hedge ineffectiveness	—	—	—	—	—	167	167
Income tax effect	—	—	—	—	—	(62)	(62)
Ending balance	$40,222	$(4,346)	$634	$36,510	$(11,334)	$(6,730)	$(18,064)

	Six Months Ended				Six Months Ended
	June 30, 2014				June 30, 2013
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Unrealized Gain on Pension Plan	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$24,906	$(5,596)	$701	$20,011	$10,850	$(10,091)	$759
Pretax income (loss)	15,316	(176)	—	15,140	(22,184)	1,145	(21,039)
Income tax effect	—	46	—	46	—	(342)	(342)
Reclassification of unrealized loss (gain)	—	2,093	(90)	2,003	—	3,815	3,815
Reclassification of deferred income taxes	—	(713)	23	(690)	—	(1,362)	(1,362)
Hedge ineffectiveness	—	—	—	—	—	167	167
Income tax effect	—	—	—	—	—	(62)	(62)
Ending balance	$40,222	$(4,346)	$634	$36,510	$(11,334)	$(6,730)	$(18,064)

Unrealized losses on our interest rate swap contracts totaling $1.6 million and $3.1 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2013, unrealized losses of $1.6 million and $3.3 million, respectively, related to our interest rate swaps were reclassified to interest expense. The remaining reclassification of unrealized gains during the three and six months ended June 30, 2014 and reclassification of unrealized losses during the three and six months ended June 30, 2013 related to our foreign currency forward contracts and was recorded to other income in our Unaudited Condensed Consolidated Statements of Income. These gains offset the remeasurement of certain of our intercompany balances as discussed in Note 5, "Derivative Instruments and Hedging Activities." The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended June 30, 2014
Revenue:
Third Party	$1,025,989	$465,173	$217,970	$—	$1,709,132
Intersegment	101	—	430	(531)	—
Total segment revenue	$1,026,090	$465,173	$218,400	$(531)	$1,709,132
Segment EBITDA	$137,150	$45,945	$28,356	$—	$211,451
Depreciation and amortization	17,508	8,491	5,048	—	31,047
Three Months Ended June 30, 2013
Revenue:
Third Party	$953,918	$297,830	$—	$—	$1,251,748
Intersegment	—	—	—	—	—
Total segment revenue	$953,918	$297,830	$—	$—	$1,251,748
Segment EBITDA	$118,481	$37,825	$—	$—	$156,306
Depreciation and amortization	16,251	4,420	—	—	20,671

	North America	Europe	Specialty	Eliminations	Consolidated
Six Months Ended June 30, 2014
Revenue:
Third Party	$2,055,255	$884,887	$394,767	$—	$3,334,909
Intersegment	134	—	656	(790)	—
Total segment revenue	$2,055,389	$884,887	$395,423	$(790)	$3,334,909
Segment EBITDA	$283,288	$87,100	$46,160	$—	$416,548
Depreciation and amortization	34,653	15,457	8,783	—	58,893
Six Months Ended June 30, 2013
Revenue:
Third Party	$1,937,306	$510,439	$—	$—	$2,447,745
Intersegment	—	—	—	—	—
Total segment revenue	$1,937,306	$510,439	$—	$—	$2,447,745
Segment EBITDA	$254,548	$63,489	$—	$—	$318,037
Depreciation and amortization	32,138	7,573	—	—	39,711

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

The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment EBITDA	$211,451	$156,306	$416,548	$318,037
Deduct:
Restructuring and acquisition related expenses(1)	5,901	3,680	9,222	5,185
Change in fair value of contingent consideration liabilities (2)	(790)	230	(2,012)	1,053
Add:
Equity in earnings of unconsolidated subsidiaries	(442)	—	(478)	—
EBITDA	205,898	152,396	408,860	311,799
Depreciation and amortization	31,047	20,671	58,893	39,711
Interest expense, net	15,628	12,492	31,746	21,087
Loss on debt extinguishment	—	2,795	324	2,795
Provision for income taxes	54,341	40,716	108,362	87,892
Net income	$104,882	$75,722	$209,535	$160,314
(1) See Note 9, "Restructuring and Acquisition Related Expenses," for further information.
(2) See Note 6, "Fair Value Measurements," for further information on our contingent consideration liabilities.

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Capital Expenditures
North America	$21,355	$16,138	$40,276	$33,702
Europe	10,824	2,553	24,275	6,449
Specialty	1,436	—	2,780	—
	$33,615	$18,691	$67,331	$40,151

The following table presents assets by reportable segment (in thousands):

	June 30, 2014	December 31, 2013
Receivables, net
North America	$321,531	$277,395
Europe	234,343	180,699
Specialty	68,426	—
Total receivables, net	624,300	458,094
Inventory
North America	783,749	748,167
Europe	401,691	328,785
Specialty	161,283	—
Total inventory	1,346,723	1,076,952
Property and Equipment, net
North America	457,027	447,528
Europe	126,426	99,123
Specialty	38,147	—
Total property and equipment, net	621,600	546,651
Other unallocated assets	2,906,222	2,437,077
Total assets	$5,498,845	$4,518,774
We report net receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and income taxes.
The majority of our operations are conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, and France. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and other alternative parts operations in Guatemala. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
United States	$1,135,298	$915,152	$2,243,168	$1,804,493
United Kingdom	337,931	229,096	654,877	441,705
Other countries	235,903	107,500	436,864	201,547
	$1,709,132	$1,251,748	$3,334,909	$2,447,745
The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	June 30, 2014	December 31, 2013
Long-lived Assets
United States	$465,178	$418,869
United Kingdom	94,929	77,827
Other countries	61,493	49,955
	$621,600	$546,651

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Aftermarket, other new and refurbished products	$1,169,021	$737,128	$2,273,670	$1,405,084
Recycled, remanufactured and related products and services	371,840	356,834	736,744	711,270
Other	168,271	157,786	324,495	331,391
	$1,709,132	$1,251,748	$3,334,909	$2,447,745
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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$15,241	$13,678	$80,645	$—	$109,564
Receivables, net	13	238,153	386,134	—	624,300
Intercompany receivables, net	4,727	—	6,255	(10,982)	—
Inventory	—	875,982	470,741	—	1,346,723
Deferred income taxes	3,071	67,609	3,412	—	74,092
Prepaid expenses and other current assets	17,361	34,743	33,943	—	86,047
Total Current Assets	40,413	1,230,165	981,130	(10,982)	2,240,726
Property and Equipment, net	581	466,193	154,826	—	621,600
Intangible Assets:
Goodwill	—	1,520,958	787,985	—	2,308,943
Other intangibles, net	—	129,329	101,100	—	230,429
Investment in Subsidiaries	3,005,695	293,913	—	(3,299,608)	—
Intercompany Notes Receivable	639,308	31,948	—	(671,256)	—
Other Assets	52,330	27,944	21,862	(4,989)	97,147
Total Assets	$3,738,327	$3,700,450	$2,046,903	$(3,986,835)	$5,498,845
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$650	$165,930	$226,079	$—	$392,659
Intercompany payables, net	—	6,255	4,727	(10,982)	—
Accrued expenses:
Accrued payroll-related liabilities	7,242	34,713	28,560	—	70,515
Sales taxes payable	—	6,236	44,762	—	50,998
Other accrued expenses	5,429	76,959	44,731	—	127,119
Contingent consideration liabilities	—	1,726	578	—	2,304
Other current liabilities	1,560	14,959	18,607	—	35,126
Current portion of long-term obligations	54,000	1,884	15,603	—	71,487
Total Current Liabilities	68,881	308,662	383,647	(10,982)	750,208
Long-Term Obligations, Excluding Current Portion	1,030,875	9,303	839,659	—	1,879,837
Intercompany Notes Payable	—	576,219	95,037	(671,256)	—
Deferred Income Taxes	—	137,166	28,275	(4,989)	160,452
Other Noncurrent Liabilities	36,055	62,015	7,762	—	105,832
Stockholders’ Equity	2,602,516	2,607,085	692,523	(3,299,608)	2,602,516
Total Liabilities and Stockholders’ Equity	$3,738,327	$3,700,450	$2,046,903	$(3,986,835)	$5,498,845

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$77,926	$13,693	$58,869	$—	$150,488
Receivables, net	—	126,926	331,168	—	458,094
Intercompany receivables, net	2,275	6,923	—	(9,198)	—
Inventory	—	687,164	389,788	—	1,076,952
Deferred income taxes	3,189	57,422	3,327	—	63,938
Prepaid expenses and other current assets	7,924	24,190	18,231	—	50,345
Total Current Assets	91,314	916,318	801,383	(9,198)	1,799,817
Property and Equipment, net	668	419,617	126,366	—	546,651
Intangible Assets:
Goodwill	—	1,248,746	688,698	—	1,937,444
Other intangibles, net	—	56,069	97,670	—	153,739
Investment in Subsidiaries	2,364,586	264,815	—	(2,629,401)	—
Intercompany Notes Receivable	959,185	118,740	—	(1,077,925)	—
Other Assets	49,218	20,133	17,241	(5,469)	81,123
Total Assets	$3,464,971	$3,044,438	$1,731,358	$(3,721,993)	$4,518,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$314	$147,708	$201,047	$—	$349,069
Intercompany payables, net	—	—	9,198	(9,198)	—
Accrued expenses:
Accrued payroll-related liabilities	5,236	32,850	20,609	—	58,695
Sales taxes payable	—	5,694	25,007	—	30,701
Other accrued expenses	26,714	51,183	31,476	—	109,373
Contingent consideration liabilities	—	1,923	50,542	—	52,465
Other current liabilities	2,803	13,039	20,273	—	36,115
Current portion of long-term obligations	24,421	3,030	14,084	—	41,535
Total Current Liabilities	59,488	255,427	372,236	(9,198)	677,953
Long-Term Obligations, Excluding Current Portion	1,016,249	6,554	241,443	—	1,264,246
Intercompany Notes Payable	—	611,274	466,651	(1,077,925)	—
Deferred Income Taxes	—	110,110	29,181	(5,469)	133,822
Other Noncurrent Liabilities	38,489	46,417	7,102	—	92,008
Stockholders’ Equity	2,350,745	2,014,656	614,745	(2,629,401)	2,350,745
Total Liabilities and Stockholders’ Equity	$3,464,971	$3,044,438	$1,731,358	$(3,721,993)	$4,518,774

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,179,984	$561,876	$(32,728)	$1,709,132
Cost of goods sold	—	717,251	353,550	(32,728)	1,038,073
Gross margin	—	462,733	208,326	—	671,059
Facility and warehouse expenses	—	93,086	35,420	—	128,506
Distribution expenses	—	97,846	48,698	—	146,544
Selling, general and administrative expenses	7,099	113,029	66,457	—	186,585
Restructuring and acquisition related expenses	—	3,496	2,405	—	5,901
Depreciation and amortization	59	20,296	9,572	—	29,927
Operating (loss) income	(7,158)	134,980	45,774	—	173,596
Other expense (income):
Interest expense, net	12,576	44	3,008	—	15,628
Intercompany interest (income) expense, net	(10,866)	4,051	6,815	—	—
Change in fair value of contingent consideration liabilities	—	(847)	57	—	(790)
Other (income) expense, net	(59)	(1,617)	769	—	(907)
Total other expense, net	1,651	1,631	10,649	—	13,931
(Loss) income before (benefit) provision for income taxes	(8,809)	133,349	35,125	—	159,665
(Benefit) provision for income taxes	(3,687)	50,518	7,510	—	54,341
Equity in earnings of unconsolidated subsidiaries	—	15	(457)	—	(442)
Equity in earnings of subsidiaries	110,004	9,631	—	(119,635)	—
Net income	$104,882	$92,477	$27,158	$(119,635)	$104,882

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$898,546	$382,461	$(29,259)	$1,251,748
Cost of goods sold	—	533,418	237,716	(29,259)	741,875
Gross margin	—	365,128	144,745	—	509,873
Facility and warehouse expenses	—	79,257	23,628	—	102,885
Distribution expenses	—	74,756	31,827	—	106,583
Selling, general and administrative expenses	6,763	95,378	43,871	—	146,012
Restructuring and acquisition related expenses	—	166	3,514	—	3,680
Depreciation and amortization	62	13,964	5,309	—	19,335
Operating (loss) income	(6,825)	101,607	36,596	—	131,378
Other expense (income):
Interest expense, net	10,131	404	1,957	—	12,492
Intercompany interest (income) expense, net	(11,730)	5,722	6,008	—	—
Loss on debt extinguishment	2,795	—	—	—	2,795
Change in fair value of contingent consideration liabilities	—	(990)	1,220	—	230
Other expense (income), net	76	(756)	103	—	(577)
Total other expense, net	1,272	4,380	9,288	—	14,940
(Loss) income before (benefit) provision for income taxes	(8,097)	97,227	27,308	—	116,438
(Benefit) provision for income taxes	(3,108)	37,782	6,042	—	40,716
Equity in earnings of subsidiaries	80,711	5,464	—	(86,175)	—
Net income	$75,722	$64,909	$21,266	$(86,175)	$75,722

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,320,304	$1,076,395	$(61,790)	$3,334,909
Cost of goods sold	—	1,397,881	675,875	(61,790)	2,011,966
Gross margin	—	922,423	400,520	—	1,322,943
Facility and warehouse expenses	—	186,186	68,479	—	254,665
Distribution expenses	—	192,730	91,143	—	283,873
Selling, general and administrative expenses	15,010	227,112	128,993	—	371,115
Restructuring and acquisition related expenses	—	6,484	2,738	—	9,222
Depreciation and amortization	118	38,964	17,556	—	56,638
Operating (loss) income	(15,128)	270,947	91,611	—	347,430
Other expense (income):
Interest expense, net	26,245	115	5,386	—	31,746
Intercompany interest (income) expense, net	(23,190)	10,072	13,118	—	—
Loss on debt extinguishment	324	—	—	—	324
Change in fair value of contingent consideration liabilities	—	(2,237)	225	—	(2,012)
Other (income) expense, net	(74)	(3,378)	2,449	—	(1,003)
Total other expense, net	3,305	4,572	21,178	—	29,055
(Loss) income before (benefit) provision for income taxes	(18,433)	266,375	70,433	—	318,375
(Benefit) provision for income taxes	(7,302)	100,739	14,925	—	108,362
Equity in earnings of unconsolidated subsidiaries	—	15	(493)	—	(478)
Equity in earnings of subsidiaries	220,666	18,377	—	(239,043)	—
Net income	$209,535	$184,028	$55,015	$(239,043)	$209,535

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,821,146	$682,864	$(56,265)	$2,447,745
Cost of goods sold	—	1,071,588	420,600	(56,265)	1,435,923
Gross margin	—	749,558	262,264	—	1,011,822
Facility and warehouse expenses	—	160,824	42,307	—	203,131
Distribution expenses	—	150,514	59,926	—	210,440
Selling, general and administrative expenses	13,317	188,815	80,936	—	283,068
Restructuring and acquisition related expenses	—	339	4,846	—	5,185
Depreciation and amortization	122	27,554	9,356	—	37,032
Operating (loss) income	(13,439)	221,512	64,893	—	272,966
Other expense (income):
Interest expense, net	16,254	540	4,293	—	21,087
Intercompany interest (income) expense, net	(21,290)	11,308	9,982	—	—
Loss on debt extinguishment	2,795	—	—	—	2,795
Change in fair value of contingent consideration liabilities	—	(864)	1,917	—	1,053
Other expense (income), net	127	(1,468)	1,166	—	(175)
Total other (income) expense, net	(2,114)	9,516	17,358	—	24,760
(Loss) income before (benefit) provision for income taxes	(11,325)	211,996	47,535	—	248,206
(Benefit) provision for income taxes	(4,332)	81,652	10,572	—	87,892
Equity in earnings of subsidiaries	167,307	9,840	—	(177,147)	—
Net income	$160,314	$140,184	$36,963	$(177,147)	$160,314

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$104,882	$92,477	$27,158	$(119,635)	$104,882
Other comprehensive income (loss), net of tax:
Foreign currency translation	15,879	7,598	14,891	(22,489)	15,879
Net change in unrecognized gains/losses on derivative instruments, net of tax	457	—	296	(296)	457
Change in unrealized gain on pension plan, net of tax	(30)	—	(30)	30	(30)
Total other comprehensive income	16,306	7,598	15,157	(22,755)	16,306
Total comprehensive income	$121,188	$100,075	$42,315	$(142,390)	$121,188

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$75,722	$64,909	$21,266	$(86,175)	$75,722
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(3,204)	(2,046)	(2,534)	4,580	(3,204)
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,629	—	943	(943)	2,629
Total other comprehensive loss	(575)	(2,046)	(1,591)	3,637	(575)
Total comprehensive income	$75,147	$62,863	$19,675	$(82,538)	$75,147

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$209,535	$184,028	$55,015	$(239,043)	$209,535
Other comprehensive income (loss), net of tax:
Foreign currency translation	15,316	7,520	15,312	(22,832)	15,316
Net change in unrecognized gains/losses on derivative instruments, net of tax	1,250	—	181	(181)	1,250
Change in unrealized gain on pension plan, net of tax	(67)	—	(67)	67	(67)
Total other comprehensive income	16,499	7,520	15,426	(22,946)	16,499
Total comprehensive income	$226,034	$191,548	$70,441	$(261,989)	$226,034

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$160,314	$140,184	$36,963	$(177,147)	$160,314
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(22,184)	(9,744)	(20,997)	30,741	(22,184)
Net change in unrecognized gains/losses on derivative instruments, net of tax	3,361	—	776	(776)	3,361
Total other comprehensive loss	(18,823)	(9,744)	(20,221)	29,965	(18,823)
Total comprehensive income	$141,491	$130,440	$16,742	$(147,182)	$141,491

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$149,099	$213,507	$(60,182)	$(150,220)	$152,204
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32)	(39,338)	(27,961)	—	(67,331)
Proceeds from sales of property and equipment	—	1,020	1,561	—	2,581
Investments in unconsolidated subsidiaries	—	(600)	(1,640)	—	(2,240)
Investment and intercompany note activity with subsidiaries	(213,812)	(607)	—	214,419	—
Acquisitions, net of cash acquired	—	(518,736)	(116,596)	—	(635,332)
Net cash used in investing activities	(213,844)	(558,261)	(144,636)	214,419	(702,322)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,207	—	—	—	4,207
Excess tax benefit from stock-based payments	9,747	—	—	—	9,747
Debt issuance costs	(3,640)	—	(75)	—	(3,715)
Borrowings under revolving credit facility	633,000	—	527,461	—	1,160,461
Repayments under revolving credit facility	(625,000)	—	(49,432)	—	(674,432)
Borrowings under term loans	11,250	—	—	—	11,250
Repayments under term loans	(5,625)	—	—	—	(5,625)
Borrowings under receivables securitization facility	—	—	80,000	—	80,000
Repayments of other long-term debt	(1,920)	(1,592)	(10,017)	—	(13,529)
Settlement of foreign currency forward contract	(19,959)	—	—	—	(19,959)
Payments of other obligations	—	(407)	(41,527)	—	(41,934)
Investment and intercompany note activity with parent	—	497,100	(282,681)	(214,419)	—
Dividends	—	(150,220)	—	150,220	—
Net cash provided by financing activities	2,060	344,881	223,729	(64,199)	506,471
Effect of exchange rate changes on cash and equivalents	—	(142)	2,865	—	2,723
Net (decrease) increase in cash and equivalents	(62,685)	(15)	21,776	—	(40,924)
Cash and equivalents, beginning of period	77,926	13,693	58,869	—	150,488
Cash and equivalents, end of period	$15,241	$13,678	$80,645	$—	$109,564

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$82,731	$138,571	$47,476	$(59,288)	$209,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1)	(28,568)	(11,582)	—	(40,151)
Proceeds from sales of property and equipment	—	878	373	—	1,251
Investment and intercompany note activity with subsidiaries	(352,407)	(84,893)	—	437,300	—
Acquisitions, net of cash acquired	—	(16,454)	(292,125)	—	(308,579)
Net cash used in investing activities	(352,408)	(129,037)	(303,334)	437,300	(347,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,604	—	—	—	10,604
Excess tax benefit from stock-based payments	10,902	—	—	—	10,902
Debt issuance costs	(16,438)	—	(83)	—	(16,521)
Proceeds from issuance of senior notes	600,000	—	—	—	600,000
Borrowings under revolving credit facility	284,500	—	68,908	—	353,408
Repayments under revolving credit facility	(585,500)	—	(122,560)	—	(708,060)
Borrowings under term loans	35,000	—	—	—	35,000
Repayments under term loans	(5,625)	—	—	—	(5,625)
Borrowings under receivables securitization facility	—	—	1,500	—	1,500
Repayments under receivables securitization facility	—	—	(1,500)	—	(1,500)
Repayments of other long-term debt	(410)	(1,530)	(4,525)	—	(6,465)
Payments of other obligations	—	(472)	(31,619)	—	(32,091)
Investment and intercompany note activity with parent	—	52,142	385,158	(437,300)	—
Dividends	—	(59,288)	—	59,288	—
Net cash provided by financing activities	333,033	(9,148)	295,279	(378,012)	241,152
Effect of exchange rate changes on cash and equivalents	—	—	(1,343)	—	(1,343)
Net increase in cash and equivalents	63,356	386	38,078	—	101,820
Cash and equivalents, beginning of period	18,396	18,253	23,121	—	59,770
Cash and equivalents, end of period	$81,752	$18,639	$61,199	$—	$161,590

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
On January 3, 2014, we expanded our product offerings to include specialty aftermarket equipment and accessories through our acquisition of Keystone Specialty, which comprises our Specialty segment. With our Keystone Specialty acquisition, we are a leading distributor and marketer of specialty products and accessories, reaching most markets in the U.S. and Canada.
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
In addition to our acquisition of Keystone Specialty, we made 15 acquisitions during the six months ended June 30, 2014, including 7 wholesale businesses in North America, 6 wholesale businesses in Europe, and 2 self service retail operations. Our European acquisitions included five aftermarket parts distribution businesses in the Netherlands, all of which were customers of and distributors for our Netherlands subsidiary, Sator, and were acquired with the objective of expanding our distribution network in the Netherlands. We believe that the resulting two step distribution model will provide us with greater access to garage customers to drive product sales. Our other acquisitions completed during the six months ended June 30, 2014 enabled us to expand into new product lines and enter new markets.
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the six months ended June 30, 2014, parts and services revenue represented approximately 90% of our consolidated revenue.
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
For the six months ended June 30, 2014, revenue from other sources represented approximately 10% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel; advertising, promotion and marketing costs; credit card fees; telephone and other communication expenses; and bad debt expense. Personnel costs account for between 75% and 80% of our selling and marketing expenses. Most of our sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 3, 2014, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the six months ended June 30, 2014.
Recently Issued Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 2, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.
Financial Information by Geographic Area
See Note 13, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.7%	59.3%	60.3%	58.7%
Gross margin	39.3%	40.7%	39.7%	41.3%
Facility and warehouse expenses	7.5%	8.2%	7.6%	8.3%
Distribution expenses	8.6%	8.5%	8.5%	8.6%
Selling, general and administrative expenses	10.9%	11.7%	11.1%	11.6%
Restructuring and acquisition related expenses	0.3%	0.3%	0.3%	0.2%
Depreciation and amortization	1.8%	1.5%	1.7%	1.5%
Operating income	10.2%	10.5%	10.4%	11.2%
Other expense, net	0.8%	1.2%	0.9%	1.0%
Income before provision for income taxes	9.3%	9.3%	9.5%	10.1%
Provision for income taxes	3.2%	3.3%	3.2%	3.6%
Equity in earnings of unconsolidated subsidiaries	(0.0)%	—%	(0.0)%	—%
Net income	6.1%	6.0%	6.3%	6.5%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue. Our revenue increased 36.5% to $1.7 billion for the three months ended June 30, 2014 from $1.3 billion for the comparable period of 2013. The increase in revenue includes 28.3% acquisition related revenue growth, including $218.0 million from our January 2014 acquisition of Keystone Specialty and $96.0 million from a series of acquisitions in Europe, including our May 2013 acquisition of Sator, our August 2013 acquisitions of five paint distributors in the U.K., and our May 2014 acquisitions of five distribution companies in the Netherlands. Revenue grew organically over the prior year quarter by 6.6%, reflecting 8.1% growth in parts and services revenue, partially offset by a 3.9% decline in other revenue, which is where we record our scrap revenue. Favorable foreign currency exchange contributed 1.7% of the revenue growth compared to the second quarter of 2013, primarily due to the strengthening of the British pound in our European operations. Refer to the discussion of our segment results of operations for factors contributing to revenue growth by segment during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Cost of Goods Sold. Our cost of goods sold increased to 60.7% of revenue during the three months ended June 30, 2014 from 59.3% of revenue in the comparable period of 2013. The increase in costs of goods sold is primarily the result of lower margins generated by certain of our acquisitions, which increased cost of goods sold by 2.1% of revenue. Our Keystone Specialty acquisition operates a three-step distribution model, which generates lower gross margins compared to our revenue from sales directly to repairers, and therefore contributed 1.2% of the increase in cost of goods sold as a percentage of revenue. Our other acquisitions completed since the end of the prior year quarter increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but have lower gross margins, such as paint and automotive cores, thereby accounting for the remaining 0.9% increase in cost of goods sold as a percentage of revenue. Excluding the impact of our acquisitions, cost of goods sold decreased by 0.7% of revenue due to improvement in our North American gross margins. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the three months ended June 30, 2014 compared to the prior year quarter.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended June 30, 2014 decreased to 7.5% compared to 8.2% in the prior year quarter, which was primarily due to the classification of facility and warehouse expenses in our Keystone Specialty operations. Compared to our other North American operations, Keystone Specialty stores a greater portion of inventory at its regional distribution centers, the costs of which are capitalized into inventory and expensed through cost of goods sold. In our North American wholesale operations, most of the inventory sold by our locations is stored on site rather than in distribution centers, and the related facility and warehouse expenses are recorded in this line item.

Distribution Expenses. As a percentage of revenue, distribution expenses increased to 8.6% for the three months ended June 30, 2014 from 8.5% in the comparable period of 2013. Excluding the effect of our acquisitions, distribution expenses increased by 0.3% of revenue, primarily due to higher costs in our U.K. operations. Personnel costs increased by 0.2% of revenue, which reflects the impact of 20 new branches, compared to 2 new branches opened during the comparable prior year period. We also incurred higher third party delivery fees and vehicle insurance premiums as a percentage of revenue compared to the prior year period. The increase in distribution expenses as a percentage of revenue was partially offset by a reduction of 0.2% of revenue from our acquisitions, including primarily the effect of Keystone Specialty due to leverage of our distribution expenses during a higher sales quarter, as well as synergies as we begin to integrate the acquisition into our existing North American distribution network.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended June 30, 2014 decreased to 10.9% of revenue from 11.7% of revenue during the prior year quarter. The reduction in expense reflects the impact of our Keystone Specialty acquisition, which decreased expense by 0.5% of revenue due to lower selling, general and administrative costs compared to our other operations. Our other operations contributed an additional 0.3% decrease in selling, general and administrative expenses as a percentage of revenue. Improved leverage of our general and administrative personnel in periods of rising revenue decreased these expenses by 0.4% of revenue, but this was partially offset by higher advertising costs in our European operations, which increased expense by 0.1% of revenue.
Restructuring and Acquisition Related Expenses. During the three months ended June 30, 2014 and 2013, we incurred restructuring and acquisition related expenses of $5.9 million and $3.7 million, respectively. Our expenses during the second quarter of 2014 included $2.6 million of restructuring charges related to the integration of our January 2014 Keystone Specialty acquisition. These expenses included severance for termination of overlapping headcount and excess facility costs, such as lease reserves, lease termination costs and moving expenses. Our second quarter restructuring expenses also included costs to integrate certain of our other acquisitions into our existing business totaling $1.6 million. We incurred $1.7 million of acquisition related expenses, such as professional fees for legal, accounting and advisory services, during the three months ended June 30, 2014, primarily related to our acquisitions of five aftermarket parts distribution businesses in the Netherlands. Expenses incurred during the comparable quarter of 2013 included $2.9 million of acquisition related expenses primarily related to our May 2013 Sator acquisition and $0.8 million of other acquisition integration expenses. See Note 9, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.8% and 1.5% during the three months ended June 30, 2014 and 2013, respectively. Amortization expense as a percentage of revenue increased by 0.3% as a result of intangible assets recognized related to our acquisitions completed since the beginning of the prior year quarter, including $70.8 million related to our January 2014 acquisition of Keystone Specialty and $45.3 million related to our May 2013 acquisition of Sator.
Other Expense, Net. Total other expense, net decreased to $13.9 million for the three months ended June 30, 2014 from $14.9 million for the comparable prior year quarter. Interest expense increased by $3.1 million over the prior year quarter, including a $4.6 million increase from higher average outstanding debt levels, primarily to finance our Sator and Keystone Specialty acquisitions, partially offset by a decrease of $1.5 million as a result of lower interest rates, primarily due to a lower applicable margin on our credit agreement borrowings as a result of our March 2014 amendment. During the prior year quarter, we executed an amended and restated senior secured credit agreement, and as a result, we incurred a $2.8 million loss on debt extinguishment. See Note 4, "Long-Term Obligations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amendments to our credit agreement. We recognized gains of $0.8 million during the three months ended June 30, 2014 as a result of fair value adjustments to our contingent consideration liabilities, compared to losses of $0.2 million in the prior year quarter.
Provision for Income Taxes. Our effective income tax rate was 34.0% and 35.0% for the three months ended June 30, 2014 and 2013, respectively. We continued to expand our international operations throughout the last nine months of 2013 and the first half of 2014 with both acquisition related and organic growth in our European segment, which contributed to a lower effective tax rate as we expect a larger proportion of our annual pretax income will be generated in lower tax rate jurisdictions. Our effective income tax rate also benefited from lower statutory tax rates in effect in the U.K. compared to the prior year.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenue. Our revenue increased 36.2% to $3.3 billion for the six months ended June 30, 2014 from $2.4 billion for the comparable period of 2013. The increase in revenue includes 28.7% acquisition related revenue growth, including $394.8 million from our January 2014 acquisition of Keystone Specialty and $234.9 million from a series of acquisitions in Europe. Revenue grew organically over the prior year period by 6.3%, reflecting 9.2% growth in parts and services revenue, partially offset by an 11.9% decline in other revenue. Favorable foreign currency exchange contributed 1.2% of the revenue growth compared to the first half of 2013, primarily due to the strengthening of the British pound in our European operations. Refer to the discussion of our segment results of operations for factors contributing to revenue growth by segment during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Cost of Goods Sold. Our cost of goods sold increased to 60.3% of revenue during the six months ended June 30, 2014 from 58.7% of revenue in the comparable period of 2013. The increase in costs of goods sold is primarily the result of lower margins generated by certain of our acquisitions, which increased cost of goods sold by 2.2% of revenue. Our Keystone Specialty acquisition operates a three-step distribution model, which generates lower gross margins compared to our revenue from sales directly to repairers, and therefore contributed 1.2% of the increase in cost of goods sold as a percentage of revenue. Our other acquisitions completed since the end of the prior year period increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but have lower gross margins, such as paint and automotive cores, thereby accounting for the remaining 1.0% increase in cost of goods sold as a percentage of revenue. Excluding the impact of our acquisitions, cost of goods sold decreased by 0.6% of revenue due to improvement in our North American gross margins. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the six months ended June 30, 2014 compared to the prior year period.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the six months ended June 30, 2014 decreased to 7.6% from 8.3% in the prior year period, which was primarily due to the classification of facility and warehouse expenses in our Keystone Specialty operations. Compared to our other North American operations, Keystone Specialty stores a greater portion of inventory at its regional distribution centers, the costs of which are capitalized into inventory and expensed through cost of goods sold.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 8.5% for the six months ended June 30, 2014 from 8.6% in the comparable period of 2013. The reduction in distribution expenses is primarily a result of the impact of our May 2013 Sator acquisition, which generates lower distribution costs than our North American and U.K. operations as a result of supplying a relatively smaller number of wholesale distributor customers. As we transition our continental European operations to a two step distribution model, including the effect of our acquisitions of five of Sator's distributors, we expect distribution expenses in Europe to increase as we will internalize the cost of the distribution network required to deliver products directly to repair shop customers.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the six months ended June 30, 2014 decreased to 11.1% of revenue from 11.6% of revenue during the prior year period. The reduction in expense reflects the impact of our Keystone Specialty acquisition, which decreased expense by 0.4% of revenue due to lower selling, general and administrative costs compared to our other operations. In our existing operations, improved leveraging of our general and administrative workforce decreased expense by 0.3% of revenue, but this was partially offset by a 0.2% increase in selling expenses as a percentage of revenue, primarily due to higher advertising costs in Europe.
Restructuring and Acquisition Related Expenses. During the six months ended June 30, 2014 and 2013, we incurred restructuring and acquisition related expenses of $9.2 million and $5.2 million, respectively. Our expenses during the first six months of 2014 included $5.4 million of restructuring charges related to the integration of our January 2014 Keystone Specialty acquisition. Our restructuring expenses included severance for termination of overlapping headcount and excess facility costs, such as lease reserves, lease termination costs and moving expenses. During the six months ended June 30, 2014, we also incurred $2.0 million of restructuring expenses related to the integration of certain of our other acquisitions into our existing business. Acquisition related expenses totaled $1.9 million during the six months ended June 30, 2014, primarily related to our acquisitions of five aftermarket parts distribution businesses in the Netherlands. During the six months ended June 30, 2013, we incurred $4.0 million of acquisition related expenses related to our May 2013 Sator acquisition and $1.2 million of other acquisition integration expenses. See Note 9, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.7% and 1.5% during the six months ended June 30, 2014 and 2013, respectively. Amortization expense as a percentage of revenue increased by 0.3% as a result of intangible assets recognized related to our acquisitions completed since the beginning of the prior year, including $70.8 million related to our January 2014 acquisition of Keystone Specialty and $45.3 million related to our May 2013 acquisition of Sator. Our increased amortization expense as a percentage of revenue was partially offset by improved leverage of our property and equipment, which decreased depreciation by 0.1% of revenue.
Other Expense, Net. Total other expense, net increased to $29.1 million for the six months ended June 30, 2014 from $24.8 million for the comparable prior year period. Interest expense increased by $10.7 million over the prior year period due to higher outstanding debt levels, primarily to finance our Sator and Keystone Specialty acquisitions. During the first half of 2014, we incurred a loss on debt extinguishment of $0.3 million related to the March 2014 amendment to our senior secured credit facility, compared to a loss on debt extinguishment of $2.8 million during the prior year period related to our May 2013 amendment to our senior secured credit facility. See Note 4, "Long-Term Obligations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amendments to our credit agreement. The increases in other expense were offset by gains of $2.0 million as a result of fair value adjustments to our contingent consideration liabilities, compared to losses of $1.1 million in the prior year period. Additionally, the impact of foreign currency fluctuations in the Canadian dollar, the British pound, the euro and other currencies generated losses of $1.1 million and $1.6 million during the six months ended June 30, 2014 and 2013, respectively.
Provision for Income Taxes. Our effective income tax rate was 34.0% and 35.4% for the six months ended June 30, 2014 and 2013, respectively. We continued to expand our international operations during 2013 and the first half of 2014 with both acquisition related and organic growth in our European segment, which contributed to a lower effective tax rate as we expect a larger proportion of our annual pretax income will be generated in lower tax rate jurisdictions. Our effective income tax rate also benefited from lower statutory tax rates in effect in the U.K. compared to the prior year.
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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	% of Total Revenue	2013	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
Third Party Revenue
North America	$1,025,989		$953,918		$2,055,255		$1,937,306
Europe	465,173		297,830		884,887		510,439
Specialty	217,970		—		394,767		—
Total third party revenue	$1,709,132		$1,251,748		$3,334,909		$2,447,745
Total Revenue
North America	$1,026,090		$953,918		$2,055,389		$1,937,306
Europe	465,173		297,830		884,887		510,439
Specialty	218,400		—		395,423		—
Eliminations	(531)		—		(790)		—
Total revenue	$1,709,132		$1,251,748		$3,334,909		$2,447,745
Segment EBITDA
North America	$137,150	13.4%	$118,481	12.4%	$283,288	13.8%	$254,548	13.1%
Europe	45,945	9.9%	37,825	12.7%	87,100	9.8%	63,489	12.4%
Specialty	28,356	13.0%	—	n/m	46,160	11.7%	—	n/m
Total Segment EBITDA	$211,451	12.4%	$156,306	12.5%	$416,548	12.5%	$318,037	13.0%
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
Because our Specialty segment was formed on January 3, 2014 with our Keystone Specialty acquisition, the discussion of our consolidated results of operations covers the factors driving the year-over-year performance of our existing business and also discusses the effect of the Specialty operations on our consolidated results. Results for the Specialty segment will not have a comparative period until the first quarter of 2015. However, compared to its unaudited results for the three and six months ended June 30, 2013, Keystone Specialty's revenue increased 11.4% and 8.8%, respectively, primarily as a result of favorable sales mix and increased sales volumes as a result of favorable economic conditions. During the first half of 2014, we generated a greater proportion of revenue from our higher-end specialty products, such as truck and recreational vehicle accessories. The sequential improvement in Segment EBITDA as a percentage of total revenue reflects greater leverage of fixed overhead costs as a result of the seasonal increase in sales during the spring and summer months. We are in the process of integrating Keystone Specialty into our existing business, and as a result, we have begun to realize logistics and administrative cost synergies that also contributed to the increase in Segment EBITDA as a percentage of revenue compared to the first quarter of 2014.
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
North America
Third Party Revenue. Revenue in our North American segment increased 7.6% to $1,026.0 million during the three months ended June 30, 2014 from $953.9 million for the three months ended June 30, 2013. The increase in revenue reflects 4.2% acquisition related revenue growth and 3.8% organic growth (which included 5.3% organic growth in parts and services revenue partially offset by a 3.9% decrease in other revenue). Our organic growth in parts and services revenue was primarily due to higher sales volumes resulting from improved fill rates as well as increased purchasing levels, which contributed to a greater volume of parts available for sale. Slightly more than half of the reduction in other revenue was due to reduced sales volumes of scrap and other metals, with the remaining decline a result of lower prices. The reduction in sales volumes reflects lower volumes of aluminum processed by our furnace operations, as well as a reduction in the volumes of metals sold by our precious metals operations. Unfavorable foreign currency exchange in our Canadian operations resulted in a 0.4% reduction in revenue compared to the comparable quarter of 2013.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA increased to 13.4% during the three months ended June 30, 2014 from 12.4% for the three months ended June 30, 2013. The improvement in Segment EBITDA reflects an increase in gross margin by 0.5% of revenue combined with a 0.4% reduction in operating expenses as a percentage of revenue. Our self service operations increased gross margins by 0.6% of revenue, as the spread between prices received for scrap and other metals and the cost of the scrap component of the cars that we crushed narrowed sharply during the prior year quarter, thereby negatively affecting the prior year margins and resulting in relative improvement in the current year period when there was no similar movement in spread. Our wholesale operations contributed an additional 0.5% of improvement in gross margins as a percentage of revenue, including the benefit of lower inventory purchase costs and a reduced provision for excess and obsolete inventory resulting from a specific reserve requirement recorded in 2013, partially offset by higher salvage vehicle acquisition costs. Compared to the prior year quarter, we generated less revenue from our lower-margin sales of scrap and precious metals, which resulted in a favorable mix effect on our gross margins of 0.2% of revenue. These improvements in gross margin as a percentage of revenue were partially offset by the impact of our acquisition of an automotive core business in January 2014, which increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but generate lower gross margins, thereby decreasing gross margins by 0.7% of revenue. Selling, general and administrative expenses declined by 0.6% of revenue, primarily due to improved leverage of our general and administrative personnel, but this was partially offset by an increase of facility and warehouse expenses by 0.2% of revenue, primarily due to higher personnel expenditures.
Europe
Third Party Revenue. Revenue in our European segment increased to $465.2 million during the three months ended June 30, 2014, a 56.2% increase over $297.8 million of revenue generated in the comparable prior year quarter. The increase in revenue includes 32.2% acquisition related revenue growth as a result of our May 2013 acquisition of Sator, our August 2013 acquisitions of five paint distributors in the U.K., and our May 2014 acquisitions of five distribution companies in the Netherlands. Revenue grew organically by 15.5% over the prior year period, including organic revenue growth of 22.3% in our U.K. operations, partially offset by a 6.9% decline in revenue in our continental European operations. Our organic revenue growth in the U.K. was a result of higher sales volumes, including a 14.4% increase from stores open more than 12 months and a 7.9% increase from revenue generated by 33 branch openings since the beginning of the prior year second quarter through the one year anniversary of their respective opening dates. The effect of our continental European operations reflects the decline in revenue relative to the prior year post-acquisition period for our May 2013 Sator acquisition, primarily due to lower sales volumes. During the current year period, certain of our customers in the Netherlands shifted their purchasing to other sources due to increased price sensitivity as a result of deteriorating economic conditions. Our sales into Eastern Europe also declined as a result of the devaluation of local currencies and political instability, particularly in Ukraine. Favorable foreign currency exchange rates contributed 8.4% of the revenue growth, primarily as a result of the strengthening of the British pound against the U.S. dollar.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA in our European segment decreased to 9.9% for the three months ended June 30, 2014 from 12.7% for the three months ended June 30, 2013. Our U.K. operations were responsible for 2.2% of the decline in Segment EBITDA as a percentage of revenue, while our acquisitions completed since the beginning of the prior year second quarter were responsible for the remainder of the decline. In our U.K. operations, a decline in gross margins resulted in a 0.1% decrease in Segment EBITDA as a percentage of revenue, primarily due to the supplementary national distribution facility opened during the fourth quarter of 2013, the costs of which are capitalized into inventory and expensed through cost of goods sold. Operating expenses increased by 2.1% of revenue relative to the prior year quarter. Personnel costs increased by 1.0% as a percentage of revenue as we expanded our workforce to support increased business levels, primarily resulting from 33 new branch openings since the beginning of the prior year quarter. Higher distribution costs, including third party delivery fees and vehicle insurance premiums, and higher advertising costs contributed 0.4% and 0.3%, respectively, of the remaining increase in operating expenses as a percentage of revenue. The acquisition impact on our Segment EBITDA margins was primarily a result of our May 2013 acquisition of Sator. Sator has historically generated a lower EBITDA margin than our U.K. operations. While we expect the difference to diminish over time, the European margin has been adversely affected by the acquisition. Additionally, lower than expected revenue increased operating expenses as a percentage of revenue, as we were unable to scale back our fixed costs quickly enough to offset the revenue shortfall.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
North America
Third Party Revenue. Revenue in our North American segment increased 6.1% to $2.1 billion during the six months ended June 30, 2014 from $1.9 billion for the six months ended June 30, 2013. The increase in revenue reflects 3.8% acquisition related revenue growth and 2.8% organic growth (which included 5.8% organic growth in parts and services revenue partially offset by a 12.0% decrease in other revenue). Our organic growth in parts and services revenue was primarily due to higher sales volumes, as severe winter weather conditions during the second half of the fourth quarter of 2013 and through the first quarter of 2014 contributed to increased vehicle accidents, resulting in higher insurance claims activity. Compared to the first half of 2013, sales volumes also benefited from higher fill rates and increased purchasing levels, which contributed to a greater volume of parts available for sale. The decrease in other revenue is primarily a result of lower sales volumes. Compared to the prior year period, we crushed fewer vehicles due to a reduction in purchases of self service and crush only vehicles. Additionally, we generated lower sales volumes in our precious metals operations, which we believe is a result of our suppliers holding material in anticipation of better pricing. Lower volumes of aluminum processed by our furnace operations also contributed to the reduction in other revenue. Unfavorable foreign currency exchange in our Canadian operations resulted in a 0.5% reduction in revenue compared to the first half of 2013.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA increased to 13.8% during the six months ended June 30, 2014 from 13.1% for the six months ended June 30, 2013. The improvement in Segment EBITDA reflects an increase in gross margin by 0.4% of revenue combined with a 0.3% reduction in operating expenses as a percentage of revenue. The gross margin improvement reflects a 0.4% improvement from our wholesale operations, including the benefit of lower inventory purchase costs and a reduced provision for excess and obsolete inventory resulting from a specific reserve requirement recorded in 2013. Compared to the prior year period, we generated less revenue from our lower-margin sales of scrap and precious metals, which resulted in a favorable mix effect on our gross margins of 0.4% of revenue. These improvements in gross margin as a percentage of revenue were partially offset by the impact of our acquisition of an automotive core business in January 2014, which increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but generate lower gross margins, thereby decreasing gross margins by 0.5% of revenue. Selling, general and administrative expenses declined by 0.4% of revenue, primarily due to improved leverage of our sales force and general and administrative personnel, but this was partially offset by a 0.2% increase in facility and warehouse expenses as a percentage of revenue as a result of higher personnel expenditures.
Europe
Third Party Revenue. Revenue in our European segment increased to $884.9 million during the six months ended June 30, 2014, a 73.4% increase over $510.4 million of revenue generated in the comparable prior year period. The increase in revenue includes 46.0% acquisition related revenue growth as a result of our May 2013 acquisition of Sator, our August 2013 acquisitions of five paint distributors in the U.K., and our May 2014 acquisitions of five distribution companies in the Netherlands. Revenue grew organically by 19.6% over the prior year period, including organic revenue growth of 23.7% in our U.K. operations, partially offset by a 6.9% decline in revenue in our continental European operations. Our organic revenue growth in the U.K. was a result of higher sales volumes, including a 17.4% increase from stores open more than 12 months and a 6.3% increase from revenue generated by 35 branch openings since the beginning of 2013 through the one year anniversary of their respective opening dates. Favorable foreign currency exchange rates contributed 7.7% of the revenue growth, primarily as a result of the strengthening of the British pound against the U.S. dollar. The effect of our continental European operations reflects the decline in revenue relative to the prior year post-acquisition period for our May 2013 Sator acquisition, primarily due to lower sales volumes. During the current year period, certain of our customers in the Netherlands shifted their purchasing to other sources due to increased price sensitivity as a result of deteriorating economic conditions. Our sales into Eastern Europe also declined as a result of the devaluation of local currencies and political instability, particularly in Ukraine. Despite the overall improvement in European revenue, we believe our European operations were adversely affected by the mild winter weather conditions during the first quarter of 2014, which contributed to a reduction in revenue from products like batteries that tend to sell in higher volumes during periods of cold temperatures.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA in our European segment decreased to 9.8% for the six months ended June 30, 2014 from 12.4% for the six months ended June 30, 2013. Our U.K. operations were responsible for 1.9% of the decline in Segment EBITDA as a percentage of revenue, while our acquisitions completed since the beginning of the prior year were responsible for the remainder of the decline. In our U.K. operations, a decline in gross margins resulted in a 0.2% decrease in Segment EBITDA as a percentage of revenue, primarily due to the supplementary national distribution facility opened during the fourth quarter of 2013, the costs of which are capitalized into inventory and expensed through cost of goods sold. Higher personnel costs contributed 0.8% of the increase in operating expenses as we expanded our workforce to support increased business levels, primarily resulting from 35 new branch openings since the beginning of the prior year period. Higher distribution costs, including third party delivery fees and vehicle insurance premiums, and higher advertising costs contributed 0.4% and 0.4%, respectively, of the remaining increase in operating expenses as a percentage of revenue. Our acquisitions completed since the beginning of 2013 contributed the remaining 0.7% of the decline in Segment EBITDA as a percentage of revenue, including primarily the effect of our May 2013 Sator acquisition.
2014 Outlook
We estimate that full year 2014 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses, gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities) and loss on debt extinguishment will be in the range of $405 million to $430 million and $1.32 to $1.40, respectively.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Cash and equivalents	$109,564	$150,488	$161,590
Total debt	1,951,324	1,305,781	1,376,481
Net debt (total debt less cash and equivalents)	1,841,760	1,155,293	1,214,891
Current maturities	71,487	41,535	64,962
Capacity under credit facilities (a)	1,930,000	1,430,000	1,350,000
Availability under credit facilities (a)	1,058,337	1,150,603	1,112,359
Total liquidity (cash and equivalents plus availability under credit facilities)	1,167,901	1,301,091	1,273,949
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
As of June 30, 2014, we had debt outstanding and additional available sources of financing, as follows:

•
Senior secured credit facility maturing in May 2019, composed of $450 million in term loans ($444.4 million outstanding at June 30, 2014) and $1.85 billion in revolving credit ($731.2 million outstanding at June 30, 2014), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior unsecured notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Receivables securitization facility with availability up to $80 million ($80 million outstanding as of June 30, 2014) maturing in September 2015 and bearing interest at variable commercial paper rates
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
As of June 30, 2014, we had approximately $1.1 billion available under our credit facilities. Combined with approximately $109.6 million of cash and equivalents at June 30, 2014, we had approximately $1.2 billion in available liquidity. The amendment to our senior secured credit facility in the first quarter of 2014 provided an additional $500 million of availability on our revolver, which more than offset the increase in borrowings to finance our January 2014 Keystone Specialty acquisition. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we currently have adequate capacity, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at June 30, 2014 was 2.37%. Including the borrowings on our senior notes and receivables securitization program, our overall weighted average interest rate on borrowings was 3.08% at June 30, 2014. Cash interest payments were $29.2 million for the six months ended June 30, 2014, including a $14.2 million semi-annual interest payment related to our senior notes. The semi-annual interest payments on our senior notes are made in May and November each year, and began in November 2013. We had outstanding credit agreement borrowings of $1.2 billion and $672.6 million at June 30, 2014 and December 31, 2013, respectively. Of these amounts, $22.5 million was classified as current maturities at both June 30, 2014 and December 31, 2013. We have scheduled repayments of $5.6 million each quarter on the term loan, which began in June 2014 and will continue through its maturity in May 2019, but no other significant principal payments on our credit facilities prior to the maturity of the receivables securitization program in September 2015. We currently expect that we will extend the receivables securitization facility before the original three year term expires, but there can be no assurance that we will be able to do so on acceptable terms. In addition to the repayments under our credit facilities, we will make payments on notes issued in connection with acquisitions totaling $43.9 million over the next year.
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions.  The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.  We were in compliance with all restrictive covenants under our credit agreement as of June 30, 2014.

The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $654.0 million and $1.3 billion during the three and six months ended June 30, 2014, respectively, and $417.1 million and $765.5 million during the three and six months ended June 30, 2013, respectively. Aftermarket inventory purchases during the three and six months ended June 30, 2014 included $149.3 million and $294.7 million, respectively, related to our January 2014 acquisition of Keystone Specialty and $80.2 million and $145.0 million, respectively, related to our May 2013 acquisition of Sator. We normally pay for salvage vehicles acquired at salvage auctions and under direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 71,000 and 143,000 wholesale salvage vehicles (cars and trucks) during the three and six months ended June 30, 2014, respectively, compared to 73,000 and 140,000 wholesale salvage vehicles, respectively, during the three and six months ended June 30, 2013. During the first quarter of 2014, our high purchasing levels resulted in a backlog of wholesale salvage vehicles going into the second quarter, and as a result, we reduced our purchases in the second quarter. In addition, we acquired approximately 143,000 and 263,000 lower cost self service and "crush only" vehicles during the three and six months ended June 30, 2014, respectively, compared to 135,000 and 263,000 during the three and six months ended June 30, 2013, respectively. In the first quarter of 2014, we reduced our purchases of lower cost self service and "crush only" cars relative to the prior year as prices demanded for vehicles in certain markets exceeded our acceptable cost given the prices of scrap and other metals; as market conditions improved in the second quarter, we increased our purchases, bringing our year-to-date car purchases up to prior year levels.
Net cash provided by operating activities totaled $152.2 million for the six months ended June 30, 2014, compared to $209.5 million during the six months ended June 30, 2013. During the first six months of 2014, our EBITDA increased by $97.1 million, due both to acquisition related growth and organic growth. Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $133.1 million during the six months ended June 30, 2014, compared to $42.2 million during the comparable period in 2013 due to greater inventory growth, particularly in our aftermarket products, as well as increased receivables balances as a result of seasonal growth in our Specialty segment. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year. Cash paid for income taxes increased to $98.9 million from $53.5 million due to the overpayment of taxes in 2012 that we offset against the estimated tax payments in the first half of 2013, as well as greater earnings in our European operations that required higher estimated tax payments in the first half of 2014 compared to the prior year period. During the six months ended June 30, 2014, we made a semi-annual interest payment of $14.2 million on our senior notes, while during 2013, the semi-annual interest payments were not required until November. Compared to the prior year period, cash payments for bonuses were $7.8 million higher during the six months ended June 30, 2014.
Net cash used in investing activities totaled $702.3 million for the six months ended June 30, 2014, compared to $347.5 million during the six months ended June 30, 2013. We invested $635.3 million of cash, net of cash acquired, in business acquisitions during the six months ended June 30, 2014, including $427.1 million for our Keystone Specialty acquisition, compared to $308.6 million for business acquisitions in the comparable period in 2013. Property and equipment purchases were $67.3 million in the six months ended June 30, 2014 compared to $40.2 million in the comparable period in 2013.

Net cash provided by financing activities totaled $506.5 million for the six months ended June 30, 2014, compared to $241.2 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, net borrowings under our credit facilities were $571.7 million compared to net repayments of $325.3 million during the six months ended June 30, 2013. The borrowings during the first half of 2014 were primarily to finance acquisitions, including $370 million of revolver borrowings and $80 million of borrowings under our receivables facility to finance the Keystone Specialty acquisition. Our March 2014 amendment of our credit facility generated $11.3 million in additional term loan borrowings, which were used to pay $3.7 million in debt issuance costs related to the amendment, as well as to repay outstanding revolver borrowings. During the prior year period, we completed a $600 million senior notes offering, as well as an amendment to our credit agreement that resulted in $35 million in term loan proceeds, which were used to pay $16.5 million in debt issuance costs as well as to repay outstanding amounts on our revolving credit facility. During the first half of 2014, we made a payment of $44.8 million ($39.5 million included in financing cash flows and $5.3 million included in operating cash flows) for the final earnout period under the contingent payment agreement related to our 2011 ECP acquisition. In the first half of 2013, we made a similar payment of $33.9 million ($31.5 million included in financing cash flows and $2.4 million included in operating cash flows) for the 2012 earnout period. During the six months ended June 30, 2014, we paid $20.0 million related to the settlement of two foreign currency forward contracts. Cash generated from exercises of stock options provided $4.2 million and $10.6 million in the six months ended June 30, 2014 and 2013, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $9.7 million and $10.9 million during the six months ended June 30, 2014 and 2013, respectively.

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
As of June 30, 2014, we held six interest rate swap contracts representing a total of $420 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2015 through December 2016. In total, we had 45% of our variable rate debt under our credit facility at fixed rates at June 30, 2014, compared to 78% at December 31, 2013, which reflects the increase in borrowings in the first half of 2014 to finance our acquisitions. As of June 30, 2014, the fair market value of our interest rate swap contracts was a liability of $6.9 million. The values of such contracts are subject to changes in interest rates.
At June 30, 2014, we had $726.6 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $7.3 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.
The proceeds of our May 2013 senior notes offering were used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, in 2013 we entered into euro-denominated and pound sterling-denominated intercompany notes, which incurred transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, we entered into foreign currency forward contracts to sell €150.0 million for $195.0 million and £70.0 million for $105.8 million. The gains or losses from the remeasurement of these contracts are recorded to earnings to offset the remeasurement of the related notes. During the six months ended June 30, 2014, we settled these forward contracts through payments to the counterparties totaling $20.0 million. We have entered into and may continue to enter into additional foreign currency forward contracts to mitigate the impact of fluctuations in exchange rates on similar intercompany financing transactions. The notional amount and fair value of these contracts at June 30, 2014, along with the effect on our results of operations during the six months ended June 30, 2014, were not material.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2014 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 33% of our revenue during the three months ended June 30, 2014. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and our operating income for the six months ended June 30, 2014.
Other than with respect to our foreign currency denominated intercompany transactions and a portion of our foreign currency denominated inventory purchases in Europe, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of June 30, 2014, we had amounts outstanding under our revolving credit facility of €239.7 million ($328.3 million), £161.9 million ($276.9 million), and CAD $126.0 million ($118.1 million). Since December 31, 2013, we replaced certain of our U.S. dollar denominated borrowings with foreign-currency denominated borrowings, primarily in Europe, which more closely aligns the functional currency of our borrowings and the cash flows used to fund debt payments.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin. As of June 30, 2014, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business. The notional amount and fair value of these forward contracts at June 30, 2014 were immaterial.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1A.     Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal year 2013 and our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K for information concerning risks and uncertainties that could negatively impact us. The following represents changes and/or additions to the risks and uncertainties previously disclosed in such reports.

The risk factor entitled “Claims by OEMs relating to aftermarket products could adversely affect our business” is replaced by the following:

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

In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket products imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a settlement arrangement that expires in March 2015. In January 2014, Chrysler Group, LLC filed a complaint against us in the U.S. District Court in the Eastern District of Michigan contending that certain aftermarket parts we sell infringe Chrysler design patents relating to the Dodge Ram pickup truck. The parties settled this matter in June 2014 pursuant to a settlement arrangement that expires in June 2019.

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

Item 6. Exhibits
Exhibits
(b) Exhibits

3.1	Restated Certificate of Incorporation of LKQ Corporation.
4.1	Supplemental Indenture dated as of May 8, 2014 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2014.

LKQ CORPORATION

/s/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller (As duly authorized officer and Principal Accounting Officer)