Form 10-Q
period 2014-09-30
LKQ CORP
filed 2014-10-31
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
At October 24, 2014, the registrant had issued and outstanding an aggregate of 303,035,573 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and equivalents	$244,646	$150,488
Receivables, net	609,434	458,094
Inventory	1,341,325	1,076,952
Deferred income taxes	73,997	63,938
Prepaid expenses and other current assets	76,136	50,345
Total Current Assets	2,345,538	1,799,817
Property and Equipment, net	612,292	546,651
Intangible Assets:
Goodwill	2,257,153	1,937,444
Other intangibles, net	221,049	153,739
Other Assets	98,546	81,123
Total Assets	$5,534,578	$4,518,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$403,587	$349,069
Accrued expenses:
Accrued payroll-related liabilities	88,082	58,695
Sales taxes payable	45,098	30,701
Other accrued expenses	127,838	109,373
Contingent consideration liabilities	2,288	52,465
Other current liabilities	31,587	36,115
Current portion of long-term obligations	72,908	41,535
Total Current Liabilities	771,388	677,953
Long-Term Obligations, Excluding Current Portion	1,825,133	1,264,246
Deferred Income Taxes	159,270	133,822
Other Noncurrent Liabilities	111,093	92,008
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value,1,000,000,000 shares authorized, 303,031,358 and 300,805,276 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3,030	3,008
Additional paid-in capital	1,044,004	1,006,084
Retained earnings	1,622,692	1,321,642
Accumulated other comprehensive (loss) income	(2,032)	20,011
Total Stockholders’ Equity	2,667,694	2,350,745
Total Liabilities and Stockholders’ Equity	$5,534,578	$4,518,774

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$1,721,024	$1,298,094	$5,055,933	$3,745,839
Cost of goods sold	1,056,613	780,187	3,068,579	2,216,110
Gross margin	664,411	517,907	1,987,354	1,529,729
Facility and warehouse expenses	133,330	108,349	387,995	311,480
Distribution expenses	148,572	109,593	432,445	320,033
Selling, general and administrative expenses	192,229	153,546	563,344	436,614
Restructuring and acquisition related expenses	3,594	2,206	12,816	7,391
Depreciation and amortization	30,498	20,818	87,136	57,850
Operating income	156,188	123,395	503,618	396,361
Other expense (income):
Interest expense, net	16,394	15,200	48,140	36,287
Loss on debt extinguishment	—	—	324	2,795
Change in fair value of contingent consideration liabilities	12	712	(2,000)	1,765
Other income, net	(18)	(1,562)	(1,021)	(1,737)
Total other expense, net	16,388	14,350	45,443	39,110
Income before provision for income taxes	139,800	109,045	458,175	357,251
Provision for income taxes	47,564	35,600	155,926	123,492
Equity in earnings of unconsolidated subsidiaries	(721)	—	(1,199)	—
Net income	$91,515	$73,445	$301,050	$233,759
Earnings per share:
Basic	$0.30	$0.24	$1.00	$0.78
Diluted	$0.30	$0.24	$0.98	$0.77

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$91,515	$73,445	$301,050	$233,759
Other comprehensive income (loss), net of tax:
Foreign currency translation	(39,329)	28,514	(24,013)	6,330
Net change in unrecognized gains/losses on derivative instruments, net of tax	817	625	2,067	3,986
Change in unrealized gain on pension plan, net of tax	(30)	—	(97)	—
Total other comprehensive (loss) income	(38,542)	29,139	(22,043)	10,316
Total comprehensive income	$52,973	$102,584	$279,007	$244,075

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$301,050	$233,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,647	61,868
Stock-based compensation expense	16,967	16,292
Excess tax benefit from stock-based payments	(14,455)	(15,998)
Other	3,440	7,424
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(69,680)	(35,287)
Inventory	(55,266)	(18,207)
Prepaid income taxes/income taxes payable	20,858	40,551
Accounts payable	1,433	1,641
Other operating assets and liabilities	27,648	48,886
Net cash provided by operating activities	322,642	340,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(100,191)	(61,126)
Proceeds from sales of property and equipment	3,174	1,459
Investments in unconsolidated subsidiaries	(2,240)	(9,136)
Acquisitions, net of cash acquired	(650,614)	(395,974)
Net cash used in investing activities	(749,871)	(464,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,520	13,647
Excess tax benefit from stock-based payments	14,455	15,998
Proceeds from issuance of senior notes	—	600,000
Borrowings under revolving credit facility	1,299,821	399,758
Repayments under revolving credit facility	(808,039)	(745,313)
Borrowings under term loans	11,250	35,000
Repayments under term loans	(11,250)	(11,250)
Borrowings under receivables securitization facility	80,000	41,500
Repayments under receivables securitization facility	—	(111,500)
Repayments of other long-term debt	(20,532)	(19,518)
Payments of other obligations	(41,934)	(32,091)
Other financing activities, net	(6,881)	(16,912)
Net cash provided by financing activities	523,410	169,319
Effect of exchange rate changes on cash and equivalents	(2,023)	2,096
Net increase in cash and equivalents	94,158	47,567
Cash and equivalents, beginning of period	150,488	59,770
Cash and equivalents, end of period	$244,646	$107,337
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$135,447	$82,536
Interest	38,399	22,853
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other obligations, including notes issued and debt assumed in connection with business acquisitions	$87,731	$10,728
Contingent consideration liabilities	5,854	3,854
Non-cash property and equipment additions	4,852	2,657

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2014	300,805	$3,008	$1,006,084	$1,321,642	$20,011	$2,350,745
Net income	—	—	—	301,050	—	301,050
Other comprehensive loss	—	—	—	—	(22,043)	(22,043)
Restricted stock units vested	975	10	(10)	—	—	—
Stock-based compensation expense	—	—	16,967	—	—	16,967
Exercise of stock options	1,251	12	6,508	—	—	6,520
Excess tax benefit from stock-based payments	—	—	14,455	—	—	14,455
BALANCE, September 30, 2014	303,031	$3,030	$1,044,004	$1,622,692	$(2,032)	$2,667,694

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
As described in Note 8, "Business Combinations," on January 3, 2014, we completed our acquisition of Keystone Automotive Holdings, Inc. ("Keystone Specialty"), a distributor and marketer of specialty aftermarket equipment and accessories in North America. With our acquisition of Keystone Specialty, we present an additional reportable segment, Specialty. Our unaudited condensed consolidated financial statements reflect the impact of Keystone Specialty from the date of acquisition through September 30, 2014.

Note 2.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $30.0 million and $26.6 million at September 30, 2014 and December 31, 2013, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap, cores and other metals when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We recorded a reserve for uncollectible accounts of approximately $19.1 million and $14.4 million at September 30, 2014 and December 31, 2013, respectively.
Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Aftermarket and refurbished products	$944,451	$706,600
Salvage and remanufactured products	396,874	370,352
	$1,341,325	$1,076,952

Our acquisitions completed during the first nine months of 2014 and adjustments to preliminary valuations of inventory for certain of our 2013 acquisitions contributed $217.3 million of the increase in our aftermarket and refurbished products inventory and $13.0 million of the increase in our salvage and remanufactured products inventory during the nine months ended September 30, 2014. See Note 8, "Business Combinations," for further information on our acquisitions.

Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships, software and other technology related assets and covenants not to compete.
The changes in the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2014 are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2014	$1,358,937	$578,507	$—	$1,937,444
Business acquisitions and adjustments to previously recorded goodwill	44,981	73,959	233,998	352,938
Exchange rate effects	(6,332)	(26,898)	1	(33,229)
Balance as of September 30, 2014	$1,397,586	$625,568	$233,999	$2,257,153
The components of other intangibles are as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$165,262	$(33,643)	$131,619	$143,577	$(27,950)	$115,627
Customer relationships	71,345	(21,906)	49,439	29,583	(10,770)	18,813
Software and other technology related assets	45,513	(8,657)	36,856	20,384	(2,718)	17,666
Covenants not to compete	6,199	(3,064)	3,135	3,979	(2,346)	1,633
	$288,319	$(67,270)	$221,049	$197,523	$(43,784)	$153,739
During the nine months ended September 30, 2014, we recorded preliminary intangible asset valuations resulting from our 2014 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2013 acquisitions, which included $24.7 million of trade names, $42.8 million of customer relationships, $26.8 million of software and other technology related assets and $2.4 million of covenants not to compete. The trade names, customer relationships, and software and technology related assets recorded in the nine months ended September 30, 2014 included $20.9 million, $23.1 million and $26.8 million, respectively, related to our acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations."
Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 15 years) on an accelerated basis. Software and other technology related assets are amortized on a straight-line basis over the expected period to be benefited (five to six years). Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $24.4 million and $9.0 million during the nine month periods ended September 30, 2014 and 2013, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2018 is $32.4 million, $29.4 million, $26.1 million, $23.7 million and $18.7 million, respectively.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products that is supported by certain of the suppliers of those products. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. The changes in the warranty reserve during the nine month period ended September 30, 2014 were as follows (in thousands):

Balance as of January 1, 2014	$12,447
Warranty expense	22,890
Warranty claims	(20,514)
Balance as of September 30, 2014	$14,823

Investments in Unconsolidated Subsidiaries
As of September 30, 2014, the carrying value of our investments in unconsolidated subsidiaries was $9.5 million; of this amount, $7.6 million relates to our investment in ACM Parts Pty Ltd ("ACM Parts"). In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop ACM Parts, an alternative vehicle replacement parts business in those countries. We hold a 49% equity interest in the entity and will contribute our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts; Suncorp Group holds a 51% equity interest and will supply salvage vehicles to the venture as well as assist in establishing relationships with repair shops as customers. We are accounting for our interest in this subsidiary using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. The total of our investment in ACM Parts and other unconsolidated subsidiaries is included within Other Assets on our Unaudited Condensed Consolidated Balance Sheets. Our equity in the net earnings of the investees for the three and nine months ended September 30, 2014 was not material.
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
RSUs
RSUs vest over periods of up to five years. RSUs may contain either a time-based vesting condition or a combination of a performance-based vesting condition and a time-based vesting condition, in which case both conditions must be met before any RSUs vest. For RSUs containing a performance-based vesting condition, the Company must report positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date. Each RSU converts into one share of LKQ common stock on the applicable vesting date. The grant date fair value of RSUs is based on the market price of LKQ stock on the grant date.
During the nine months ended September 30, 2014, we granted 664,897 RSUs to employees. The fair value of RSUs that vested during the nine months ended September 30, 2014 was approximately $27.7 million.
Stock Options

Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either 6 or 10 years from the date they are granted. During the nine months ended September 30, 2014, we granted 126,755 stock options to employees. The grant date fair value of these options was immaterial to the financial statements.
Restricted Stock
Restricted stock vests over a five year period, subject to a continued service condition. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest.
A summary of transactions in our stock-based compensation plans is as follows:

	Shares Available For Grant	RSUs		Stock Options		Restricted Stock
		Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	13,965,440	2,558,213	$16.63	6,832,331	$7.04	20,000	$9.30
Granted	(791,652)	664,897	31.82	126,755	32.31	—	—
Exercised	—	—	—	(1,250,620)	5.21	—	—
Vested	—	(975,462)	17.01	—	—	(10,000)	9.30
Canceled	142,887	(89,138)	20.49	(53,749)	13.42	—	—
Balance, September 30, 2014	13,316,675	2,158,510	$20.98	5,654,717	$7.95	10,000	$9.30
For the RSU grants that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. During the three and nine months ended September 30, 2014, we recognized $1.8 million and $6.5 million of stock based compensation expense, respectively, related to the RSUs containing a performance-based vesting condition. During the three and nine months ended September 30, 2013 we recognized $2.3 million and $6.0 million of stock based compensation expense, respectively, related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.
In all cases, compensation expense is adjusted to reflect estimated forfeitures. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures.
The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RSUs	$4,434	$4,559	$14,625	$12,674
Stock options	703	1,124	2,203	3,457
Restricted stock	47	47	139	161
Total stock-based compensation expense	$5,184	$5,730	$16,967	$16,292
The following table sets forth the classification of total stock-based compensation expense included in our Unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of goods sold	$105	$98	$308	$294
Facility and warehouse expenses	527	687	1,672	2,058
Selling, general and administrative expenses	4,552	4,945	14,987	13,940
	5,184	5,730	16,967	16,292
Income tax benefit	(1,996)	(2,235)	(6,532)	(6,354)
Total stock-based compensation expense, net of tax	$3,188	$3,495	$10,435	$9,938

We have not capitalized any stock-based compensation costs during either of the nine month periods ended September 30, 2014 or 2013.
As of September 30, 2014, unrecognized compensation expense related to unvested RSUs and stock options is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Total
Remainder of 2014	$4,292	$724	$5,016
2015	13,459	396	13,855
2016	8,433	331	8,764
2017	5,049	9	5,058
2018	2,553	—	2,553
2019	110	—	110
Total unrecognized compensation expense	$33,896	$1,460	$35,356

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Senior secured credit agreement:
Term loans payable	$438,750	$438,750
Revolving credit facility	693,299	233,804
Senior notes	600,000	600,000
Receivables securitization facility	80,000	—
Notes payable through October 2018 at weighted average interest rates of 1.1%	53,994	15,730
Other long-term debt at weighted average interest rates of 2.9% and 3.5%, respectively	31,998	17,497
	1,898,041	1,305,781
Less current maturities	(72,908)	(41,535)
	$1,825,133	$1,264,246
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at September 30, 2014 and December 31, 2013 were 2.35% and 3.05%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facility. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears. Borrowings under the Credit Agreement totaled $1.1 billion and $672.6 million at September 30, 2014 and December 31, 2013, respectively, of which $22.5 million was classified as current maturities at both September 30, 2014 and December 31, 2013. As of September 30, 2014, there were letters of credit outstanding in the aggregate amount of $60.4 million. The amounts available under the revolving credit facility are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facility at September 30, 2014 was $1.1 billion.
Related to the execution of the Credit Agreement in March 2014, we incurred $3.7 million of fees, of which $3.4 million were capitalized within Other Assets on our Unaudited Condensed Consolidated Balance Sheet and are amortized over the term of the agreement. The remaining $0.3 million of fees were expensed during the nine months ended September 30, 2014 as a loss on debt extinguishment. Related to the execution of the second amended and restated credit agreement in May 2013, we incurred $7.2 million of fees, of which $6.1 million were capitalized within Other Assets on our Unaudited Condensed Consolidated Balance Sheet. The remaining $1.1 million of fees, together with $1.7 million of capitalized debt issuance costs related to the original credit agreement, were expensed during the nine months ended September 30, 2013 as a loss on debt extinguishment.
Senior Notes
On May 9, 2013, LKQ Corporation completed an offering of $600 million aggregate principal amount of senior notes due May 15, 2023 (the "Original Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933. In April 2014, LKQ Corporation completed an offer to exchange $600 million aggregate principal amount of registered 4.75% Senior Notes due 2023 (the "Notes") for the Original Notes. The Notes are governed by the Indenture dated as of May 9, 2013 among LKQ Corporation, certain of our subsidiaries (the "Guarantors") and U.S. Bank National Association, as trustee. The Notes are substantially identical to the Original Notes, except the Notes are registered under the Securities Act of 1933, and the transfer restrictions, registration rights, and related additional interest provisions applicable to the Original Notes do not apply to the Notes.
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
The Notes and the guarantees are, respectively, LKQ Corporation's and each Guarantor's senior unsecured obligations and are subordinated to all of the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Notes are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Notes to the extent of the assets of those subsidiaries.
Receivables Securitization Facility
On September 28, 2012, we entered into a three year receivables securitization facility with BTMU as Administrative Agent. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to BTMU for the benefit of conduit investors and/or financial institutions for up to $80 million in cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company. On September 29, 2014, the parties amended the terms of the facility to: (i) extend the term of the facility to October 2, 2017; (ii) increase the maximum amount available to $97 million; and (iii) make other clarifying and updating changes.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of September 30, 2014, $123.4 million of net receivables were collateral for the investment under the receivables facility. There were no borrowings outstanding under the receivables facility as of December 31, 2013.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of September 30, 2014, the interest rate under the receivables facility was based on commercial paper rates and was 0.92%. The outstanding balance of $80 million as of September 30, 2014 was classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At September 30, 2014, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2015 through 2016.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of changing exchange rates on these future cash flows, as well as minimizing the impact of fluctuating exchange rates on our results of operations through the respective dates of settlement. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income (expense) when the underlying transaction has an impact on earnings. In the nine months ended September 30, 2014, we settled these foreign currency forward contracts through payments to the counterparties totaling $20.0 million. At that time, we also settled the underlying intercompany debt transactions.

The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of September 30, 2014 and December 31, 2013 (in thousands):

	Notional Amount				Fair Value at September 30, 2014 (USD)	Fair Value at December 31, 2013 (USD)
	September 30, 2014		December 31, 2013		Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$420,000		$420,000	$5,128	$—	$8,099
GBP denominated		£50,000		£50,000	396	—	345
CAD denominated	C$	25,000	C$	25,000	32	—	26
Foreign currency forward contracts
EUR denominated		€—		€149,976	—	11,632	—
GBP denominated		£—		£70,000	—	10,186	—
Total cash flow hedges					$5,556	$21,818	$8,470

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at September 30, 2014 or December 31, 2013.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three and nine months ended September 30, 2014 and September 30, 2013. We do not expect future ineffectiveness related to our cash flow hedges to have a material impact on our results of operations.
As of September 30, 2014, we estimate that $3.6 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into our consolidated statements of income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency, as well as commodity forward contracts to manage our exposure to fluctuations in metals prices. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at September 30, 2014 and December 31, 2013, along with the effect on our results of operations during each of the nine month periods ended September 30, 2014 and September 30, 2013, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the nine months ended September 30, 2014, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2014 and December 31, 2013 (in thousands):

	Balance as of September 30, 2014	Fair Value Measurements as of September 30, 2014
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance policies	$26,438	$—	$26,438	$—
Total Assets	$26,438	$—	$26,438	$—
Liabilities:
Contingent consideration liabilities	$7,301	$—	$—	$7,301
Deferred compensation liabilities	25,834	—	25,834	—
Interest rate swaps	5,556	—	5,556	—
Total Liabilities	$38,691	$—	$31,390	$7,301

	Balance as of December 31, 2013	Fair Value Measurements as of December 31, 2013
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance policies	$25,745	$—	$25,745	$—
Total Assets	$25,745	$—	$25,745	$—
Liabilities:
Contingent consideration liabilities	$55,653	$—	$—	$55,653
Deferred compensation liabilities	25,232	—	25,232	—
Foreign currency forward contracts	21,818	—	21,818	—
Interest rate swaps	8,470	—	8,470	—
Total Liabilities	$111,173	$—	$55,520	$55,653

The cash surrender value of life insurance policies and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Unaudited Condensed Consolidated Balance Sheets. The contingent consideration liabilities are classified as a separate line item in current liabilities and within Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and foreign currency forward contracts is presented in Note 5, "Derivative Instruments and Hedging Activities."
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

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

	September 30,	December 31,
	2014	2013
Unobservable Input	(Weighted Average)
Probability of achieving payout targets	78.7%	70.6%
Discount rate	7.5%	6.5%
A decrease in the assessed probabilities of achieving the targets or an increase in the discount rate, in isolation, would result in a lower fair value measurement. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Unaudited Condensed Consolidated Statements of Income.
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning Balance	$8,762	$49,473	$55,653	$90,009
Contingent consideration liabilities recorded for business acquisitions	(1,203)	1,204	5,854	3,854
Payments	—	—	(52,305)	(38,349)
Increase (decrease) in fair value included in earnings	12	712	(2,000)	1,765
Exchange rate effects	(270)	3,096	99	(2,794)
Ending Balance	$7,301	$54,485	$7,301	$54,485
The purchase price for our 2011 acquisition of Euro Car Parts Holdings Limited included contingent payments depending on the achievement of certain annual performance targets in 2012 and 2013. The performance target for each of the measurement periods was exceeded, and therefore, we settled the liabilities related to the 2012 and 2013 performance periods for the maximum amounts of £25 million and £30 million, respectively. During April 2014, we settled the liability for the 2013 performance period through a cash payment of $44.8 million (£26.9 million) and the issuance of notes for $5.1 million (£3.1 million). The liability for the 2012 performance period was settled during the three months ended March 31, 2013 through a cash payment of $33.9 million (£22.4 million) and the issuance of notes for $3.9 million (£2.6 million). During the three months ended September 30, 2014, we finalized our acquisition-date estimates of the likelihood of payment for certain of our contingent payment arrangements, which resulted in a reduction to our contingent consideration liabilities of $1.2 million, with the offset recorded as a reduction of goodwill.
Of the amounts included in earnings for the nine months ended September 30, 2014, $0.2 million of gains were related to contingent consideration obligations outstanding as of September 30, 2014; all of the amounts included in earnings for the three months ended September 30, 2014 related to contingent consideration obligations outstanding as of September 30, 2014. Substantially all of the gains included in earnings during the three and nine months ended September 30, 2013 related to contingent consideration obligations that were settled by September 30, 2014. The changes in the fair value of contingent consideration obligations included in earnings during the respective periods in 2014 and 2013 reflect the quarterly reassessment of each obligation's fair value, including an analysis of the significant inputs used in the valuation, as well as the accretion of the present value discount.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of September 30, 2014 and December 31, 2013, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $1.1 billion and $673 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $80 million at September 30, 2014; we did not have any borrowings outstanding under the receivables facility as of December 31, 2013. As of September 30, 2014, the fair value of our senior notes was approximately $581 million compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair values by calculating the upfront cash payment a market participant would require to assume these obligations. The fair value of our senior notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at September 30, 2014 are as follows (in thousands):

Three months ending December 31, 2014	$35,353
Years ending December 31:
2015	134,572
2016	114,205
2017	95,568
2018	78,838
2019	63,638
Thereafter	251,142
Future Minimum Lease Payments	$773,316
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
On January 3, 2014, we completed our acquisition of Keystone Specialty, which is a leading distributor and marketer of specialty aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Total acquisition date fair value of the consideration for our Keystone Specialty acquisition was $471.1 million, composed of $427.1 million of cash (net of cash acquired), $31.5 million of notes payable and $12.6 million of other purchase price obligations (non-interest bearing). We recorded $234.0 million of goodwill related to our acquisition of Keystone Specialty, which we do not expect to be deductible for income tax purposes. In the period between January 3, 2014 and September 30, 2014, Keystone Specialty generated approximately $595.2 million of revenue and $24.4 million of net income.
In addition to our acquisition of Keystone Specialty, we made 19 acquisitions during the nine months ended September 30, 2014, including 9 wholesale businesses in North America, 8 wholesale businesses in Europe, and 2 self service retail operations. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were customers of and distributors for our Netherlands subsidiary, Sator Beheer B.V. ("Sator"). Our European acquisitions were completed with the objective of expanding our distribution network in the Netherlands; our other acquisitions completed during the nine months ended September 30, 2014 enabled us to expand into new product lines and enter new markets. Total acquisition date fair value of the consideration for these additional acquisitions was $233.6 million, composed of $210.7 million of cash (net of cash acquired), $11.8 million of notes payable, $0.3 million of other purchase price obligations (non-interest bearing), $5.9 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $8.3 million), and $4.9 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. During the nine months ended September 30, 2014, we recorded $118.9 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2013 acquisitions. We expect $32.2 million of the $118.9 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2014, these acquisitions generated revenue of $142.7 million and a net loss of $1.5 million.

In October 2014, we completed the acquisition of two businesses in our Specialty segment: a supplier of replacement parts, supplies and accessories for recreational vehicles, and a specialty aftermarket vehicle equipment and accessories distributor. These acquisitions allowed us to expand our market share in these product categories. The preliminary aggregate purchase price for these acquisitions was approximately $112 million, net of cash acquired. We are in the process of completing the purchase accounting for our October 2014 acquisitions, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed, or the pro forma effect of the acquisitions on our results of operations.
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
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2014 and the last three months of 2013 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.

The preliminary purchase price allocations for the acquisitions completed during the nine months ended September 30, 2014 and the year ended December 31, 2013 are as follows (in thousands):

	Nine Months Ended			Year Ended
	September 30, 2014			December 31, 2013
	Keystone Specialty	Other Acquisitions	Total	Sator	Other Acquisitions	Total
Receivables	$48,473	$57,191	$105,664	$61,639	$38,685	$100,324
Receivable reserves	(4,403)	(2,817)	(7,220)	(8,563)	(3,246)	(11,809)
Inventory	151,013	79,260	230,273	71,784	26,455	98,239
Income taxes receivable	13,972	—	13,972	—	—	—
Prepaid expenses and other current assets	8,339	3,266	11,605	7,184	1,933	9,117
Property and equipment	38,080	16,389	54,469	19,484	14,015	33,499
Goodwill	233,998	118,940	352,938	142,721	92,726	235,447
Other intangibles	70,830	25,897	96,727	45,293	12,353	57,646
Other assets	7,805	5,623	13,428	2,049	1,251	3,300
Deferred income taxes	(17,418)	429	(16,989)	(14,100)	(564)	(14,664)
Current liabilities assumed	(65,439)	(34,880)	(100,319)	(49,593)	(36,799)	(86,392)
Debt assumed	—	(26,425)	(26,425)	—	(664)	(664)
Other noncurrent liabilities assumed	(14,147)	(9,282)	(23,429)	(5,074)	—	(5,074)
Contingent consideration liabilities	—	(5,854)	(5,854)	—	(3,854)	(3,854)
Other purchase price obligations	(12,553)	(313)	(12,866)	—	(214)	(214)
Notes issued	(31,500)	(11,842)	(43,342)	—	(7,482)	(7,482)
Settlement of pre-existing balances	—	(4,922)	(4,922)	—	—	—
Cash used in acquisitions, net of cash acquired	$427,050	$210,660	$637,710	$272,824	$134,595	$407,419
The primary reason for our acquisitions made during the nine months ended September 30, 2014 and the year ended December 31, 2013 was to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and expanding into other product lines and businesses that may benefit from our operating strengths. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates potential cross-selling opportunities and logistics and administrative cost synergies, which contributed to the goodwill recorded on the Keystone Specialty acquisition. Our other acquisitions enabled us to further expand our market presence, including continental Europe through the Sator acquisition, as well as to widen our product offerings such as paint and related equipment in the U.K. We believe that our Sator acquisition will allow for synergies within our European operations, most notably in procurement, warehousing and product management. These projected synergies contributed to the goodwill recorded on the Sator acquisition.
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

The following pro forma summary presents the effect of the businesses acquired during the nine months ended September 30, 2014 as though they had been acquired as of January 1, 2013 and the businesses acquired during the year ended December 31, 2013 as though they had been acquired as of January 1, 2012. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue, as reported	$1,721,024	$1,298,094	$5,055,933	$3,745,839
Revenue of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	177,324	3,443	540,826
Sator	—	—	—	126,309
Other acquisitions	4,815	101,971	116,326	371,312
Pro forma revenue	$1,725,839	$1,577,389	$5,175,702	$4,784,286

Net income, as reported	$91,515	$73,445	$301,050	$233,759
Net income of purchased businesses for the period prior to acquisition, including pro forma purchase accounting adjustments:
Keystone Specialty	180	7,142	514	24,769
Sator	—	—	—	5,712
Other acquisitions	3,623	5,059	8,053	11,505
Pro forma net income	$95,318	$85,646	$309,617	$275,745

Earnings per share-basic, as reported	$0.30	$0.24	$1.00	$0.78
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	0.00	0.02	0.00	0.08
Sator	—	—	—	0.02
Other acquisitions	0.01	0.02	0.03	0.04
Pro forma earnings per share-basic (a)	$0.31	$0.29	$1.03	$0.92

Earnings per share-diluted, as reported	$0.30	$0.24	$0.98	$0.77
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	0.00	0.02	0.00	0.08
Sator	—	—	—	0.02
Other acquisitions	0.01	0.02	0.03	0.04
Pro forma earnings per share-diluted (a)	$0.31	$0.28	$1.01	$0.91

(a) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The pro forma impact of our other acquisitions includes an adjustment for intercompany sales between Sator and the five Netherlands distributors that would have been reflected as intercompany transactions if the acquisitions had occurred on January 1, 2013. Our cost of sales in the initial months after the acquisitions reflects the increased valuation of acquired inventory, which has the impact of temporarily reducing our gross margin. Moving this negative gross margin impact to the nine months ended September 30, 2013 for our pro forma disclosure has the effect of increasing our pro forma net income during the three and nine months ended September 30, 2014. Additionally, the pro forma impact of our acquisitions reflects the elimination of acquisition related expenses totaling $0.5 million and $2.3 million for the three and nine months ended September 30, 2014, respectively, primarily related to our May 2014 acquisitions of five aftermarket parts distribution businesses in the Netherlands. The pro forma impact of our acquisition related expenses for the three and nine months ended September 30, 2013 totaled $2.0 million and $6.0 million, respectively, primarily related to our May 2013 acquisition of Sator and our August 2013 acquisition of five U.K.-based paint distribution businesses. Refer to Note 9, "Restructuring and Acquisition Related Expenses," for further information on our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 9.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $1.3 million and $3.2 million for the three and nine months ended September 30, 2014, respectively. These expenses were primarily related to our 2014 acquisitions of seven aftermarket parts distribution businesses in the Netherlands, as well as other potential acquisitions. Expenses incurred during the three and nine months ended September 30, 2013 totaled $2.0 million and $6.0 million, respectively. Of these amounts, we incurred $1.4 million in the three and nine months ended September 30, 2013 related to our August 2013 acquisitions of five U.K.-based paint distribution businesses. Expenses for the nine months ended September 30, 2013 also included $3.6 million related to our May 2013 acquisition of Sator. These costs are expensed as incurred.
Acquisition Integration Plans
During the three and nine months ended September 30, 2014, we incurred $0.4 million and $5.8 million, respectively, of restructuring expenses as a result of the integration of our acquisition of Keystone Specialty into our existing business. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete our integration plan are not expected to be material.
We incurred other restructuring costs related to our acquisitions during the three and nine months ended September 30, 2014 totaling $0.3 million and $2.2 million, respectively. Restructuring costs incurred during the three and nine months ended September 30, 2013 totaled $0.2 million and $1.4 million, respectively. These costs are a result of activities to integrate our acquisitions into our existing business, including the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions.
We expect to incur additional integration expenses related to the integration of certain of our acquisitions into our existing operations in the fourth quarter of 2014 and 2015. These integration activities are expected to include the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are not expected to be material.
European Restructuring Plan
In the third quarter of 2014, we initiated restructuring activities to eliminate overlapping positions within certain of our European operations. As a result of these restructuring activities, we incurred $1.6 million of expenses during the three months ended September 30, 2014, primarily for severance costs to terminated employees. While we do not expect material incremental expenses for this portion of the integration plan, we may incur additional expenses in the future as we continue to rationalize our European operations.

Note 10.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$91,515	$73,445	$301,050	$233,759
Denominator for basic earnings per share—Weighted-average shares outstanding	302,724	300,223	302,058	299,213
Effect of dilutive securities:
RSUs	658	883	804	775
Stock options	2,817	3,564	2,988	3,765
Restricted stock	7	15	7	18
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	306,206	304,685	305,857	303,771
Earnings per share, basic	$0.30	$0.24	$1.00	$0.78
Earnings per share, diluted	$0.30	$0.24	$0.98	$0.77
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Antidilutive securities:
RSUs	389	—	265	—
Stock Options	115	—	120	—

Note 11.	Income Taxes
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
Our effective income tax rate for the nine months ended September 30, 2014 was 34.0% compared with 34.6% for the comparable prior year period. In 2014, we expect a larger proportion of our annual pretax income to be generated in lower tax rate jurisdictions as a result of our expanding international operations. The effective income tax rate during the nine months ended September 30, 2013 reflects favorable discrete tax adjustments of $2.6 million. These favorable discrete tax adjustments included $1.6 million related to the revaluation of our net U.K. deferred tax liabilities as a result of reductions in the U.K. corporate income tax rate. In addition, we recorded a $0.9 million favorable deferred tax adjustment during the nine months ended September 30, 2013 resulting from changes in state tax legislation.

Note 12.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended				Three Months Ended
	September 30, 2014				September 30, 2013
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Unrealized Gain on Pension Plan	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$40,222	$(4,346)	$634	$36,510	$(11,334)	$(6,730)	$(18,064)
Pretax income (loss)	(39,329)	(186)	—	(39,515)	28,514	(15,315)	13,199
Income tax effect	—	(7)	—	(7)	—	5,647	5,647
Reclassification of unrealized loss (gain)	—	1,554	(39)	1,515	—	15,956	15,956
Reclassification of deferred income taxes	—	(544)	9	(535)	—	(5,849)	(5,849)
Hedge ineffectiveness	—	—	—	—	—	293	293
Income tax effect	—	—	—	—	—	(107)	(107)
Ending balance	$893	$(3,529)	$604	$(2,032)	$17,180	$(6,105)	$11,075

	Nine Months Ended				Nine Months Ended
	September 30, 2014				September 30, 2013
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Change in Unrealized Gain on Pension Plan	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$24,906	$(5,596)	$701	$20,011	$10,850	$(10,091)	$759
Pretax income (loss)	(24,013)	(362)	—	(24,375)	6,330	(14,170)	(7,840)
Income tax effect	—	39	—	39	—	5,305	5,305
Reclassification of unrealized loss (gain)	—	3,647	(129)	3,518	—	19,771	19,771
Reclassification of deferred income taxes	—	(1,257)	32	(1,225)	—	(7,211)	(7,211)
Hedge ineffectiveness	—	—	—	—	—	460	460
Income tax effect	—	—	—	—	—	(169)	(169)
Ending balance	$893	$(3,529)	$604	$(2,032)	$17,180	$(6,105)	$11,075

Unrealized losses on our interest rate swap contracts totaling $1.6 million and $4.6 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, unrealized losses of $1.5 million and $4.7 million, respectively, related to our interest rate swaps were reclassified to interest expense. The remaining reclassification of unrealized gains and losses during these periods related to our foreign currency forward contracts and were recorded to other income in our Unaudited Condensed Consolidated Statements of Income. These gains offset the remeasurement of certain of our intercompany balances as discussed in Note 5, "Derivative Instruments and Hedging Activities." The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended September 30, 2014
Revenue:
Third Party	$1,024,835	$495,776	$200,413	$—	$1,721,024
Intersegment	132	—	594	(726)	—
Total segment revenue	$1,024,967	$495,776	$201,007	$(726)	$1,721,024
Segment EBITDA	$131,851	$41,726	$17,977	$—	$191,554
Depreciation and amortization	18,029	9,411	4,314	—	31,754
Three Months Ended September 30, 2013
Revenue:
Third Party	$928,307	$369,787	$—	$—	$1,298,094
Intersegment	—	—	—	—	—
Total segment revenue	$928,307	$369,787	$—	$—	$1,298,094
Segment EBITDA	$108,863	$40,457	$—	$—	$149,320
Depreciation and amortization	16,417	5,740	—	—	22,157

	North America	Europe	Specialty	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Revenue:
Third Party	$3,080,090	$1,380,663	$595,180	$—	$5,055,933
Intersegment	266	—	1,250	(1,516)	—
Total segment revenue	$3,080,356	$1,380,663	$596,430	$(1,516)	$5,055,933
Segment EBITDA	$415,139	$128,826	$64,137		$608,102
Depreciation and amortization	52,682	24,868	13,097	—	90,647
Nine Months Ended September 30, 2013
Revenue:
Third Party	$2,865,613	$880,226	$—	$—	$3,745,839
Intersegment	—	—	—	—	—
Total segment revenue	$2,865,613	$880,226	$—	$—	$3,745,839
Segment EBITDA	$363,411	$103,946	$—	$—	$467,357
Depreciation and amortization	48,555	13,313	—	—	61,868

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

The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment EBITDA	$191,554	$149,320	$608,102	$467,357
Deduct:
Restructuring and acquisition related expenses(1)	3,594	2,206	12,816	7,391
Change in fair value of contingent consideration liabilities (2)	12	712	(2,000)	1,765
Add:
Equity in earnings of unconsolidated subsidiaries	(721)	—	(1,199)	—
EBITDA	187,227	146,402	596,087	458,201
Depreciation and amortization	31,754	22,157	90,647	61,868
Interest expense, net	16,394	15,200	48,140	36,287
Loss on debt extinguishment	—	—	324	2,795
Provision for income taxes	47,564	35,600	155,926	123,492
Net income	$91,515	$73,445	$301,050	$233,759
(1) See Note 9, "Restructuring and Acquisition Related Expenses," for further information.
(2) See Note 6, "Fair Value Measurements," for further information on our contingent consideration liabilities.

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Capital Expenditures
North America	$20,986	$14,960	$61,262	$48,662
Europe	8,652	6,015	32,927	12,464
Specialty	3,222	—	6,002	—
	$32,860	$20,975	$100,191	$61,126

The following table presents assets by reportable segment (in thousands):

	September 30, 2014	December 31, 2013
Receivables, net
North America	$318,575	$277,395
Europe	235,791	180,699
Specialty	55,068	—
Total receivables, net	609,434	458,094
Inventory
North America	787,884	748,167
Europe	389,941	328,785
Specialty	163,500	—
Total inventory	1,341,325	1,076,952
Property and Equipment, net
North America	449,824	447,528
Europe	123,211	99,123
Specialty	39,257	—
Total property and equipment, net	612,292	546,651
Other unallocated assets	2,971,527	2,437,077
Total assets	$5,534,578	$4,518,774
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
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
United States	$1,126,468	$868,052	$3,369,636	$2,672,545
United Kingdom	349,012	266,384	1,003,889	708,089
Other countries	245,544	163,658	682,408	365,205
	$1,721,024	$1,298,094	$5,055,933	$3,745,839
The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	September 30, 2014	December 31, 2013
Long-lived Assets
United States	$456,556	$418,869
United Kingdom	92,365	77,827
Other countries	63,371	49,955
	$612,292	$546,651

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Aftermarket, other new and refurbished products	$1,171,706	$793,925	$3,445,376	$2,199,009
Recycled, remanufactured and related products and services	371,632	349,411	1,108,376	1,060,681
Other	177,686	154,758	502,181	486,149
	$1,721,024	$1,298,094	$5,055,933	$3,745,839
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

LKQ Corporation (the "Parent") issued, and certain of its 100% owned subsidiaries (the "Guarantors") have fully and unconditionally guaranteed, jointly and severally, the Parent's Notes due on May 15, 2023. A Guarantor's guarantee will be unconditionally and automatically released and discharged upon the occurrence of any of the following events: (i) a transfer (including as a result of consolidation or merger) by the Guarantor to any person that is not a Guarantor of all or substantially all assets and properties of such Guarantor, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the Notes; (ii) a transfer (including as a result of consolidation or merger) to any person that is not a Guarantor of the equity interests of a Guarantor or issuance by a Guarantor of its equity interests such that the Guarantor ceases to be a subsidiary, as defined in the Indenture, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the Notes; (iii) the release of the Guarantor from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the Notes; and (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, as defined in the Indenture.

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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$145,431	$26,855	$72,360	$—	$244,646
Receivables, net	77	223,767	385,590	—	609,434
Intercompany receivables, net	6,331	—	13,829	(20,160)	—
Inventory	—	885,665	455,660	—	1,341,325
Deferred income taxes	3,071	67,560	3,366	—	73,997
Prepaid expenses and other current assets	10,284	33,661	32,191	—	76,136
Total Current Assets	165,194	1,237,508	962,996	(20,160)	2,345,538
Property and Equipment, net	534	457,975	153,783	—	612,292
Intangible Assets:
Goodwill	—	1,518,384	738,769	—	2,257,153
Other intangibles, net	—	126,522	94,527	—	221,049
Investment in Subsidiaries	2,958,048	285,996	—	(3,244,044)	—
Intercompany Notes Receivable	619,070	32,207	—	(651,277)	—
Other Assets	50,433	27,235	25,963	(5,085)	98,546
Total Assets	$3,793,279	$3,685,827	$1,976,038	$(3,920,566)	$5,534,578
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$501	$180,877	$222,209	$—	$403,587
Intercompany payables, net	—	13,829	6,331	(20,160)	—
Accrued expenses:
Accrued payroll-related liabilities	7,054	54,794	26,234	—	88,082
Sales taxes payable	—	6,545	38,553	—	45,098
Other accrued expenses	11,434	76,371	40,033	—	127,838
Contingent consideration liabilities	—	1,727	561	—	2,288
Other current liabilities	1,127	12,816	17,644	—	31,587
Current portion of long-term obligations	55,000	4,452	13,456	—	72,908
Total Current Liabilities	75,116	351,411	365,021	(20,160)	771,388
Long-Term Obligations, Excluding Current Portion	1,016,429	6,423	802,281	—	1,825,133
Intercompany Notes Payable	—	558,691	92,586	(651,277)	—
Deferred Income Taxes	—	137,785	26,570	(5,085)	159,270
Other Noncurrent Liabilities	34,040	63,314	13,739	—	111,093
Stockholders’ Equity	2,667,694	2,568,203	675,841	(3,244,044)	2,667,694
Total Liabilities and Stockholders’ Equity	$3,793,279	$3,685,827	$1,976,038	$(3,920,566)	$5,534,578

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$77,926	$13,693	$58,869	$—	$150,488
Receivables, net	—	126,926	331,168	—	458,094
Intercompany receivables, net	2,275	6,923	—	(9,198)	—
Inventory	—	687,164	389,788	—	1,076,952
Deferred income taxes	3,189	57,422	3,327	—	63,938
Prepaid expenses and other current assets	7,924	24,190	18,231	—	50,345
Total Current Assets	91,314	916,318	801,383	(9,198)	1,799,817
Property and Equipment, net	668	419,617	126,366	—	546,651
Intangible Assets:
Goodwill	—	1,248,746	688,698	—	1,937,444
Other intangibles, net	—	56,069	97,670	—	153,739
Investment in Subsidiaries	2,364,586	264,815	—	(2,629,401)	—
Intercompany Notes Receivable	959,185	118,740	—	(1,077,925)	—
Other Assets	49,218	20,133	17,241	(5,469)	81,123
Total Assets	$3,464,971	$3,044,438	$1,731,358	$(3,721,993)	$4,518,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$314	$147,708	$201,047	$—	$349,069
Intercompany payables, net	—	—	9,198	(9,198)	—
Accrued expenses:
Accrued payroll-related liabilities	5,236	32,850	20,609	—	58,695
Sales taxes payable	—	5,694	25,007	—	30,701
Other accrued expenses	26,714	51,183	31,476	—	109,373
Contingent consideration liabilities	—	1,923	50,542	—	52,465
Other current liabilities	2,803	13,039	20,273	—	36,115
Current portion of long-term obligations	24,421	3,030	14,084	—	41,535
Total Current Liabilities	59,488	255,427	372,236	(9,198)	677,953
Long-Term Obligations, Excluding Current Portion	1,016,249	6,554	241,443	—	1,264,246
Intercompany Notes Payable	—	611,274	466,651	(1,077,925)	—
Deferred Income Taxes	—	110,110	29,181	(5,469)	133,822
Other Noncurrent Liabilities	38,489	46,417	7,102	—	92,008
Stockholders’ Equity	2,350,745	2,014,656	614,745	(2,629,401)	2,350,745
Total Liabilities and Stockholders’ Equity	$3,464,971	$3,044,438	$1,731,358	$(3,721,993)	$4,518,774

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,165,794	$588,852	$(33,622)	$1,721,024
Cost of goods sold	—	709,985	380,250	(33,622)	1,056,613
Gross margin	—	455,809	208,602	—	664,411
Facility and warehouse expenses	—	95,619	37,711	—	133,330
Distribution expenses	—	98,457	50,115	—	148,572
Selling, general and administrative expenses	5,178	114,926	72,125	—	192,229
Restructuring and acquisition related expenses	—	882	2,712	—	3,594
Depreciation and amortization	50	19,592	10,856	—	30,498
Operating (loss) income	(5,228)	126,333	35,083	—	156,188
Other expense (income):
Interest expense, net	12,338	71	3,985	—	16,394
Intercompany interest (income) expense, net	(12,638)	6,207	6,431	—	—
Change in fair value of contingent consideration liabilities	—	54	(42)	—	12
Other expense (income), net	155	(1,164)	991	—	(18)
Total other (income) expense, net	(145)	5,168	11,365	—	16,388
(Loss) income before (benefit) provision for income taxes	(5,083)	121,165	23,718	—	139,800
(Benefit) provision for income taxes	(1,363)	43,986	4,941	—	47,564
Equity in earnings of unconsolidated subsidiaries	—	20	(741)	—	(721)
Equity in earnings of subsidiaries	95,235	6,151	—	(101,386)	—
Net income	$91,515	$83,350	$18,036	$(101,386)	$91,515

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$876,862	$450,505	$(29,273)	$1,298,094
Cost of goods sold	—	522,176	287,284	(29,273)	780,187
Gross margin	—	354,686	163,221	—	517,907
Facility and warehouse expenses	—	79,565	28,784	—	108,349
Distribution expenses	—	73,752	35,841	—	109,593
Selling, general and administrative expenses	6,813	93,549	53,184	—	153,546
Restructuring and acquisition related expenses	—	411	1,795	—	2,206
Depreciation and amortization	65	14,014	6,739	—	20,818
Operating (loss) income	(6,878)	93,395	36,878	—	123,395
Other expense (income):
Interest expense, net	13,335	81	1,784	—	15,200
Intercompany interest (income) expense, net	(13,028)	5,593	7,435	—	—
Change in fair value of contingent consideration liabilities	—	(72)	784	—	712
Other expense (income), net	45	(912)	(695)	—	(1,562)
Total other expense, net	352	4,690	9,308	—	14,350
(Loss) income before (benefit) provision for income taxes	(7,230)	88,705	27,570	—	109,045
(Benefit) provision for income taxes	(2,867)	33,973	4,494	—	35,600
Equity in earnings of subsidiaries	77,808	5,656	—	(83,464)	—
Net income	$73,445	$60,388	$23,076	$(83,464)	$73,445

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,486,098	$1,665,247	$(95,412)	$5,055,933
Cost of goods sold	—	2,107,866	1,056,125	(95,412)	3,068,579
Gross margin	—	1,378,232	609,122	—	1,987,354
Facility and warehouse expenses	—	281,805	106,190	—	387,995
Distribution expenses	—	291,187	141,258	—	432,445
Selling, general and administrative expenses	20,188	342,038	201,118	—	563,344
Restructuring and acquisition related expenses	—	7,366	5,450	—	12,816
Depreciation and amortization	168	58,556	28,412	—	87,136
Operating (loss) income	(20,356)	397,280	126,694	—	503,618
Other expense (income):
Interest expense, net	38,583	186	9,371	—	48,140
Intercompany interest (income) expense, net	(35,828)	16,279	19,549	—	—
Loss on debt extinguishment	324	—	—	—	324
Change in fair value of contingent consideration liabilities	—	(2,183)	183	—	(2,000)
Other expense (income), net	81	(4,542)	3,440	—	(1,021)
Total other expense, net	3,160	9,740	32,543	—	45,443
(Loss) income before (benefit) provision for income taxes	(23,516)	387,540	94,151	—	458,175
(Benefit) provision for income taxes	(8,665)	144,725	19,866	—	155,926
Equity in earnings of unconsolidated subsidiaries	—	35	(1,234)	—	(1,199)
Equity in earnings of subsidiaries	315,901	24,528	—	(340,429)	—
Net income	$301,050	$267,378	$73,051	$(340,429)	$301,050

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,698,008	$1,133,369	$(85,538)	$3,745,839
Cost of goods sold	—	1,593,764	707,884	(85,538)	2,216,110
Gross margin	—	1,104,244	425,485	—	1,529,729
Facility and warehouse expenses	—	240,389	71,091	—	311,480
Distribution expenses	—	224,266	95,767	—	320,033
Selling, general and administrative expenses	20,130	282,364	134,120	—	436,614
Restructuring and acquisition related expenses	—	750	6,641	—	7,391
Depreciation and amortization	187	41,568	16,095	—	57,850
Operating (loss) income	(20,317)	314,907	101,771	—	396,361
Other expense (income):
Interest expense, net	29,589	621	6,077	—	36,287
Intercompany interest (income) expense, net	(34,318)	16,901	17,417	—	—
Loss on debt extinguishment	2,795	—	—	—	2,795
Change in fair value of contingent consideration liabilities	—	(936)	2,701	—	1,765
Other expense (income), net	172	(2,380)	471	—	(1,737)
Total other (income) expense, net	(1,762)	14,206	26,666	—	39,110
(Loss) income before (benefit) provision for income taxes	(18,555)	300,701	75,105	—	357,251
(Benefit) provision for income taxes	(7,199)	115,625	15,066	—	123,492
Equity in earnings of subsidiaries	245,115	15,496	—	(260,611)	—
Net income	$233,759	$200,572	$60,039	$(260,611)	$233,759

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) (In thousands)

	For the Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$91,515	$83,350	$18,036	$(101,386)	$91,515
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(39,329)	(14,554)	(37,922)	52,476	(39,329)
Net change in unrecognized gains/losses on derivative instruments, net of tax	817	—	(229)	229	817
Change in unrealized gain on pension plan, net of tax	(30)	—	(30)	30	(30)
Total other comprehensive loss	(38,542)	(14,554)	(38,181)	52,735	(38,542)
Total comprehensive income (loss)	$52,973	$68,796	$(20,145)	$(48,651)	$52,973

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$73,445	$60,388	$23,076	$(83,464)	$73,445
Other comprehensive income, net of tax:
Foreign currency translation	28,514	13,130	28,104	(41,234)	28,514
Net change in unrecognized gains/losses on derivative instruments, net of tax	625	—	127	(127)	625
Total other comprehensive income	29,139	13,130	28,231	(41,361)	29,139
Total comprehensive income	$102,584	$73,518	$51,307	$(124,825)	$102,584

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$301,050	$267,378	$73,051	$(340,429)	$301,050
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(24,013)	(7,034)	(22,610)	29,644	(24,013)
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,067	—	(48)	48	2,067
Change in unrealized gain on pension plan, net of tax	(97)	—	(97)	97	(97)
Total other comprehensive loss	(22,043)	(7,034)	(22,755)	29,789	(22,043)
Total comprehensive income	$279,007	$260,344	$50,296	$(310,640)	$279,007

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$233,759	$200,572	$60,039	$(260,611)	$233,759
Other comprehensive income, net of tax:
Foreign currency translation	6,330	3,386	7,107	(10,493)	6,330
Net change in unrecognized gains/losses on derivative instruments, net of tax	3,986	—	903	(903)	3,986
Total other comprehensive income	10,316	3,386	8,010	(11,396)	10,316
Total comprehensive income	$244,075	$203,958	$68,049	$(272,007)	$244,075

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$264,870	$361,218	$(43,793)	$(259,653)	$322,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37)	(59,387)	(40,767)	—	(100,191)
Proceeds from sales of property and equipment	—	1,218	1,956	—	3,174
Investments in unconsolidated subsidiaries	—	(600)	(1,640)	—	(2,240)
Investment and intercompany note activity with subsidiaries	(197,714)	(607)	—	198,321	—
Acquisitions, net of cash acquired	—	(520,721)	(129,893)	—	(650,614)
Net cash used in investing activities	(197,751)	(580,097)	(170,344)	198,321	(749,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,520	—	—	—	6,520
Excess tax benefit from stock-based payments	14,455	—	—	—	14,455
Borrowings under revolving credit facility	693,000	—	606,821	—	1,299,821
Repayments under revolving credit facility	(693,000)	—	(115,039)	—	(808,039)
Borrowings under term loans	11,250	—	—	—	11,250
Repayments under term loans	(11,250)	—	—	—	(11,250)
Borrowings under receivables securitization facility	—	—	80,000	—	80,000
Repayments of other long-term debt	(1,920)	(2,104)	(16,508)	—	(20,532)
Payments of other obligations	—	(407)	(41,527)	—	(41,934)
Other financing activities, net	(18,669)	12,340	(552)	—	(6,881)
Investment and intercompany note activity with parent	—	481,951	(283,630)	(198,321)	—
Dividends	—	(259,653)	—	259,653	—
Net cash provided by financing activities	386	232,127	229,565	61,332	523,410
Effect of exchange rate changes on cash and equivalents	—	(86)	(1,937)	—	(2,023)
Net increase in cash and equivalents	67,505	13,162	13,491	—	94,158
Cash and equivalents, beginning of period	77,926	13,693	58,869	—	150,488
Cash and equivalents, end of period	$145,431	$26,855	$72,360	$—	$244,646

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$101,136	$195,524	$116,212	$(71,943)	$340,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1)	(40,824)	(20,301)	—	(61,126)
Proceeds from sales of property and equipment	—	1,032	427	—	1,459
Investment in unconsolidated subsidiary	—	—	(9,136)	—	(9,136)
Investment and intercompany note activity with subsidiaries	(418,205)	(84,893)	—	503,098	—
Acquisitions, net of cash acquired	—	(21,570)	(374,404)	—	(395,974)
Net cash used in investing activities	(418,206)	(146,255)	(403,414)	503,098	(464,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13,647	—	—	—	13,647
Excess tax benefit from stock-based payments	15,998	—	—	—	15,998
Proceeds from issuance of senior notes	600,000	—	—	—	600,000
Borrowings under revolving credit facility	315,000	—	84,758	—	399,758
Repayments under revolving credit facility	(616,000)	—	(129,313)	—	(745,313)
Borrowings under term loans	35,000	—	—	—	35,000
Repayments under term loans	(11,250)	—	—	—	(11,250)
Borrowings under receivables securitization facility	—	—	41,500	—	41,500
Repayments under receivables securitization facility	—	—	(111,500)	—	(111,500)
Repayments of other long-term debt	(925)	(7,983)	(10,610)	—	(19,518)
Payments of other obligations	—	(473)	(31,618)	—	(32,091)
Other financing activities, net	(16,830)	—	(82)	—	(16,912)
Investment and intercompany note activity with parent	—	25,095	478,003	(503,098)	—
Dividends	—	(71,943)	—	71,943	—
Net cash provided by (used in) financing activities	334,640	(55,304)	321,138	(431,155)	169,319
Effect of exchange rate changes on cash and equivalents	—	—	2,096	—	2,096
Net increase (decrease) in cash and equivalents	17,570	(6,035)	36,032	—	47,567
Cash and equivalents, beginning of period	18,396	18,253	23,121	—	59,770
Cash and equivalents, end of period	$35,966	$12,218	$59,153	$—	$107,337

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
On January 3, 2014, we expanded our product offerings to include specialty aftermarket equipment and accessories through our acquisition of Keystone Specialty, which comprises our Specialty segment. With our Keystone Specialty acquisition, we are a leading distributor and marketer of specialty products and accessories, reaching most major markets in the U.S. and Canada.
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
Acquisitions and Investments
Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. Our principal focus for acquisitions is companies that are market leaders, will expand our geographic presence and will enhance our ability to provide a wide array of automotive products to our customers through our distribution network.
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
In addition to our acquisition of Keystone Specialty, we made 19 acquisitions during the nine months ended September 30, 2014, including 9 wholesale businesses in North America, 8 wholesale businesses in Europe, and 2 self service retail operations. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were customers of and distributors for our Netherlands subsidiary, Sator. Our European acquisitions were completed with the objective of expanding our distribution network in the Netherlands, as we believe that the resulting two step distribution model will provide us with greater access to garage customers to drive product sales. Our other acquisitions completed during the nine months ended September 30, 2014 enabled us to expand into new product lines and enter new markets.
In October 2014, we completed the acquisition of two businesses in our Specialty segment: a supplier of replacement parts, supplies and accessories for recreational vehicles, and a specialty aftermarket vehicle equipment and accessories distributor. These acquisitions allowed us to expand our market share in these product categories.
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the nine months ended September 30, 2014, parts and services revenue represented approximately 90% of our consolidated revenue.
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
For the nine months ended September 30, 2014, revenue from other sources represented approximately 10% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, towing and storage fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), the age of vehicles at auction and the status of laws regulating bidders or exporters of salvage vehicles. From time to time, we may also adjust our buying strategy to target vehicles with different attributes (for example, age, level of damage, revenue potential). Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling account for between 8% and 10% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores; freight; and costs to remanufacture the products, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our remanufacturing operations.
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
Our general and administrative expenses primarily include the costs of our corporate offices and field support center, which provide management, treasury, accounting, legal, payroll, business development, human resources and information systems functions. General and administrative expenses include wages, benefits, stock-based compensation and other incentive compensation for corporate, regional and administrative personnel; information systems support and maintenance expenses; and accounting, legal and other professional fees.
Seasonality
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related accidents, which generate repairs. We expect our specialty operations to generate greater revenue and earnings in the first half of the year, when vehicle owners tend to install this equipment.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 3, 2014, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the nine months ended September 30, 2014.
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

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.4%	60.1%	60.7%	59.2%
Gross margin	38.6%	39.9%	39.3%	40.8%
Facility and warehouse expenses	7.7%	8.3%	7.7%	8.3%
Distribution expenses	8.6%	8.4%	8.6%	8.5%
Selling, general and administrative expenses	11.2%	11.8%	11.1%	11.7%
Restructuring and acquisition related expenses	0.2%	0.2%	0.3%	0.2%
Depreciation and amortization	1.8%	1.6%	1.7%	1.5%
Operating income	9.1%	9.5%	10.0%	10.6%
Other expense, net	1.0%	1.1%	0.9%	1.0%
Income before provision for income taxes	8.1%	8.4%	9.1%	9.5%
Provision for income taxes	2.8%	2.7%	3.1%	3.3%
Equity in earnings of unconsolidated subsidiaries	(0.0)%	—%	(0.0)%	—%
Net income	5.3%	5.7%	6.0%	6.2%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue. Our revenue increased 32.6% to $1.7 billion for the three months ended September 30, 2014 from $1.3 billion for the comparable period of 2013. The increase in revenue includes 22.7% acquisition related revenue growth, including $200.4 million from our January 2014 acquisition of Keystone Specialty and $56.6 million from a series of acquisitions in Europe, including our 2014 acquisitions of seven distribution companies in the Netherlands and our August 2013 acquisitions of five paint distributors in the U.K. Revenue grew organically over the prior year quarter by 8.5%, reflecting 8.9% growth in parts and services revenue and 6.1% growth in other revenue, which is where we record our scrap revenue. Although exchange rates fell sequentially from the second quarter of 2014 to the third quarter of 2014, exchange rates were favorable compared to the prior year third quarter, primarily due to the strengthening of the British pound, thereby contributing 1.3% of the year-over-year revenue growth. Refer to the discussion of our segment results of operations for factors contributing to revenue growth by segment during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Cost of Goods Sold. Our cost of goods sold increased to 61.4% of revenue during the three months ended September 30, 2014 from 60.1% of revenue in the comparable period of 2013. The increase in costs of goods sold is primarily the result of lower margins generated by certain of our acquisitions, which increased cost of goods sold by 1.9% of revenue. Our Keystone Specialty acquisition operates a three step distribution model, which generates lower gross margins compared to our revenue from sales directly to repairers, and therefore contributed 1.3% of the increase in cost of goods sold as a percentage of revenue. Our other acquisitions completed since the end of the prior year period increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but have lower gross margins, such as automotive cores, thereby accounting for the remaining 0.6% increase in cost of goods sold as a percentage of revenue. Partially offsetting the impact of our acquisitions, improvement in our North American gross margins decreased cost of goods sold by 0.6% of revenue. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the three months ended September 30, 2014 compared to the prior year quarter.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended September 30, 2014 decreased to 7.7% compared to 8.3% in the prior year quarter, which was primarily due to the effect of our Keystone Specialty acquisition. Compared to our other North American operations, Keystone Specialty stores a greater portion of inventory at its regional distribution centers, the costs of which are capitalized into inventory and expensed through cost of goods sold. In our North American wholesale operations, most of the inventory sold by our locations is stored on site rather than in distribution centers, and the related facility and warehouse expenses are recorded in this line item.

Distribution Expenses. As a percentage of revenue, distribution expenses increased to 8.6% for the three months ended September 30, 2014 from 8.4% in the comparable period of 2013. The increase in distribution expenses was primarily a result of higher personnel costs incurred in our U.K. operations, which reflects the impact of 35 new branch openings during the first nine months of 2014 compared to 4 branch openings during the comparable prior year period.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2014 decreased to 11.2% of revenue from 11.8% of revenue during the prior year quarter. In our North American operations, improved leverage of our sales force and general and administrative personnel resulted in a decline in expenses by 0.5% of revenue. Our Keystone Specialty acquisition contributed an additional 0.3% of the decrease as a percentage of revenue due to lower selling, general and administrative costs compared to our other operations. These decreases were partially offset by the impact of our 2014 acquisitions of seven distributors in the Netherlands, which increased selling, general and administrative expenses by 0.2% of revenue. Compared to Sator’s customer base consisting of a smaller number of larger wholesale customers, these distribution companies incur greater selling costs because of sales to many smaller garage customers.
Restructuring and Acquisition Related Expenses. During the three months ended September 30, 2014 and 2013, we incurred restructuring and acquisition related expenses of $3.6 million and $2.2 million, respectively. Our expenses during the third quarter of 2014 included $2.3 million of restructuring charges, including $1.6 million of severance costs resulting from the elimination of overlapping positions in certain of our European operations and an additional $0.7 million related to the integration of certain of our acquisitions into our existing business. We also incurred $1.3 million of acquisition related expenses, including $0.4 million for our acquisitions of aftermarket parts distribution businesses in the Netherlands and $0.8 million for potential acquisitions. Restructuring and acquisition related expenses during the third quarter of 2013 included $2.0 million of external costs related to our acquisitions of five automotive paint distribution businesses in the U.K. See Note 9, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.8% and 1.6% during the three months ended September 30, 2014 and 2013, respectively. Amortization expense as a percentage of revenue increased by 0.2% as a result of amortization of intangible assets related to our acquisitions completed since the beginning of the prior year quarter, including $70.8 million of assets related to our January 2014 acquisition of Keystone Specialty.
Other Expense, Net. Total other expense, net increased to $16.4 million for the three months ended September 30, 2014 from $14.4 million for the comparable prior year quarter. Interest expense increased by $1.2 million over the prior year quarter, including a $2.4 million increase from higher average outstanding debt levels, primarily to finance our Keystone Specialty and 2014 European acquisitions, partially offset by a decrease of $1.2 million as a result of lower interest rates relative to the prior year period, primarily due to a lower applicable margin on our credit agreement borrowings as a result of our March 2014 amendment. The impact of foreign currency fluctuations in the British pound, the euro, the Canadian dollar and other currencies resulted in losses of $0.9 million during the third quarter of 2014 compared to gains of $0.5 million during the prior year quarter. Fair value adjustments to our contingent consideration liabilities generated an additional $0.7 million of losses during the three months ended September 30, 2013 relative to the same period of 2014.
Provision for Income Taxes. Our effective income tax rate was 34.0% and 32.6% for the three months ended September 30, 2014 and 2013, respectively. In the three months ended September 30, 2013, we recorded favorable discrete tax adjustments of $2.9 million, including $1.6 million related to the revaluation of our net U.K. deferred tax liabilities as a result of reductions in the U.K. corporate income tax rate and $0.9 million of deferred tax adjustments resulting from changes in state tax legislation. There were no material discrete items in the three months ended September 30, 2014. Excluding the discrete items, our tax rate was lower in the three months ended September 30, 2014 as a result of our continued growth in lower tax rate jurisdictions.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenue. Our revenue increased 35.0% to $5.1 billion for the nine months ended September 30, 2014 from $3.7 billion for the comparable period of 2013. The increase in revenue includes 26.6% acquisition related revenue growth, including $595.2 million from our January 2014 acquisition of Keystone Specialty and $291.5 million from a series of acquisitions in Europe. Revenue grew organically over the prior year period by 7.1%, reflecting 9.1% growth in parts and services revenue, partially offset by a 6.2% decline in other revenue. Favorable foreign currency exchange contributed 1.3% of the revenue growth compared to the first nine months of 2013, primarily due to the strengthening of the British pound in our European operations. Refer to the discussion of our segment results of operations for factors contributing to revenue growth by segment during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Cost of Goods Sold. Our cost of goods sold increased to 60.7% of revenue during the nine months ended September 30, 2014 from 59.2% of revenue in the comparable period of 2013. The increase in costs of goods sold is primarily the result of lower margins generated by certain of our acquisitions, which increased cost of goods sold by 2.2% of revenue. Our Keystone Specialty acquisition operates a three step distribution model, which generates lower gross margins compared to our revenue from sales directly to repairers, and therefore contributed 1.2% of the increase in cost of goods sold as a percentage of revenue. Our other acquisitions completed since the end of the prior year period increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but have lower gross margins, such as paint and automotive cores, thereby accounting for the remaining 1.0% increase in cost of goods sold as a percentage of revenue. Partially offsetting the impact of our acquisitions, improvement in our North American gross margins decreased cost of goods sold by 0.7% of revenue. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the nine months ended September 30, 2014 compared to the prior year period.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the nine months ended September 30, 2014 decreased to 7.7% from 8.3% in the prior year period, which was primarily due to the effect of our Keystone Specialty acquisition as discussed in the overview of our results for the three months ended September 30, 2014.
Distribution Expenses. As a percentage of revenue, distribution expenses during the nine months ended September 30, 2014 increased to 8.6% from 8.5% in the prior year period. Higher distribution expense in our U.K. operations resulted in an increase by 0.2% of revenue, primarily due to greater personnel expenditures as a result of 50 new branch openings since the beginning of the prior year period and higher third party delivery fees. The increase in expense was partially offset by the impact of our May 2013 Sator acquisition. Sator generates lower distribution costs than our North American and U.K. operations as a result of supplying a relatively smaller number of wholesale distributor customers. As we transition our continental European operations to a two step distribution model, including the effect of our acquisitions of seven distribution companies in the Netherlands in 2014, we expect distribution expenses in Europe to increase as we will internalize the cost of the distribution network required to deliver products directly to repair shop customers.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the nine months ended September 30, 2014 decreased to 11.1% of revenue from 11.7% of revenue during the prior year period. The reduction in expense reflects the impact of our Keystone Specialty acquisition, which decreased expense by 0.4% of revenue due to lower selling, general and administrative costs compared to our other operations. Greater leverage of our sales force and general and administrative personnel in our North American operations contributed a 0.3% improvement in selling, general and administrative costs as a percentage of revenue. These reductions in expense as a percentage of revenue were partially offset by greater selling expenses in our European operations, including greater expenditures for our sales force and higher advertising costs compared to the prior year period, which increased selling, general and administrative expenses by 0.2% of revenue.
Restructuring and Acquisition Related Expenses. During the nine months ended September 30, 2014 and 2013, we incurred restructuring and acquisition related expenses of $12.8 million and $7.4 million, respectively. Our expenses during the first nine months of 2014 included $5.8 million of restructuring charges related to the integration of our January 2014 Keystone Specialty acquisition. These restructuring expenses included severance for termination of overlapping headcount and excess facility costs, such as lease reserves, lease termination costs and moving expenses. During the nine months ended September 30, 2014, we incurred an additional $2.2 million related to the integration of certain of our other acquisitions into our existing business and $1.6 million of severance costs resulting from the elimination of overlapping positions in certain of our European operations. Acquisition related expenses totaled $3.2 million during the nine months ended September 30, 2014, including $1.8 million for our acquisitions of seven aftermarket parts distribution businesses in the Netherlands and $0.8 million for potential acquisitions. In the prior year period, we incurred $6.0 million of acquisition related expenses, primarily related to our acquisitions of Sator and five automotive paint distribution businesses in the U.K. We also incurred $1.4 million of restructuring expenses related to the integration of certain of our acquisitions into our existing business. See Note 9, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expense was 1.7% and 1.5% during the nine months ended September 30, 2014 and 2013, respectively. Amortization expense as a percentage of revenue increased by 0.2% as a result of amortization of intangible assets related to our acquisitions completed since the beginning of the prior year, including $70.8 million related to our January 2014 acquisition of Keystone Specialty and $45.3 million related to our May 2013 acquisition of Sator.
Other Expense, Net. Total other expense, net increased to $45.4 million for the nine months ended September 30, 2014 from $39.1 million for the comparable prior year period. Interest expense increased by $11.9 million over the prior year period due to higher outstanding debt levels, primarily to finance our May 2013 Sator acquisition, our January 2014 Keystone Specialty acquisition and our other 2013 and 2014 European acquisitions. During the first nine months of 2014, we incurred a loss on debt extinguishment of $0.3 million related to the March 2014 amendment to our senior secured credit facility, compared to a loss on debt extinguishment of $2.8 million during the prior year period related to our May 2013 amendment to our senior secured credit facility. See Note 4, "Long-Term Obligations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amendments to our credit agreement. During the nine months ended September 30, 2014, we recorded gains of $2.0 million as a result of fair value adjustments to our contingent consideration liabilities, compared to losses of $1.8 million in the prior year period. The impact of foreign currency fluctuations in the British pound, the euro, the Canadian dollar and other currencies generated losses of $1.9 million and $1.1 million during the nine months ended September 30, 2014 and 2013, respectively.
Provision for Income Taxes. Our effective income tax rate was 34.0% and 34.6% for the nine months ended September 30, 2014 and 2013, respectively. We continued to expand our international operations during 2013 and the first nine months of 2014 with both acquisition related and organic growth in our European operations, which contributed to a lower effective tax rate as we expect a larger proportion of our annual pretax income will be generated in lower tax rate jurisdictions. In the nine months ended September 30, 2013, we recorded favorable discrete tax adjustments of $2.6 million, including $1.6 million related to the revaluation of our net U.K. deferred tax liabilities as a result of reductions in the U.K. corporate income tax rate and $0.9 million of deferred tax adjustments resulting from changes in state tax legislation. There were no material discrete items in the nine months ended September 30, 2014.

Results of Operations—Segment Reporting
We have four operating segments: Wholesale – North America; Wholesale – Europe; Self Service; and Specialty. Our Specialty operating segment was formed with our January 3, 2014 acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Therefore, we present three reportable segments: North America, Europe and Specialty.
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	% of Total Revenue	2013	% of Total Revenue	2014	% of Total Revenue	2013	% of Total Revenue
Third Party Revenue
North America	$1,024,835		$928,307		$3,080,090		$2,865,613
Europe	495,776		369,787		1,380,663		880,226
Specialty	200,413		—		595,180		—
Total third party revenue	$1,721,024		$1,298,094		$5,055,933		$3,745,839
Total Revenue
North America	$1,024,967		$928,307		$3,080,356		$2,865,613
Europe	495,776		369,787		1,380,663		880,226
Specialty	201,007		—		596,430		—
Eliminations	(726)		—		(1,516)		—
Total revenue	$1,721,024		$1,298,094		$5,055,933		$3,745,839
Segment EBITDA
North America	$131,851	12.9%	$108,863	11.7%	$415,139	13.5%	$363,411	12.7%
Europe	41,726	8.4%	40,457	10.9%	128,826	9.3%	103,946	11.8%
Specialty	17,977	8.9%	—	n/m	64,137	10.8%	—	n/m
Total Segment EBITDA	$191,554	11.1%	$149,320	11.5%	$608,102	12.0%	$467,357	12.5%
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
Because our Specialty segment was formed on January 3, 2014 with our Keystone Specialty acquisition, the discussion of our consolidated results of operations covers the factors driving the year-over-year performance of our existing business and also discusses the effect of the Specialty operations on our consolidated results. Results for the Specialty segment will not have a comparative period until the first quarter of 2015. However, compared to its unaudited results for the three and nine months ended September 30, 2013, Keystone Specialty's revenue increased 13.4% and 10.3%, respectively. The increase in revenue was primarily as a result of greater sales volumes as a result of favorable economic conditions during the first nine months of 2014. Additionally, we generated a greater proportion of revenue from our higher-end specialty products, such as truck and recreational vehicle accessories, during the first nine months of 2014, which resulted in a favorable mix of revenue compared to the prior year period. We expect our Specialty business to generate higher EBITDA margins in the first half of the year as a result of seasonal sales increases leading to higher gross margins and better leverage of fixed overhead expenses.
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
North America
Third Party Revenue. Revenue in our North American segment increased 10.4% to $1.0 billion during the three months ended September 30, 2014 from $928.3 million for the three months ended September 30, 2013. The increase in revenue reflects 4.1% acquisition related revenue growth and 6.6% organic growth (which included 6.7% organic growth in parts and services revenue and 6.1% organic growth in other revenue). Our organic growth in parts and services revenue was primarily due to higher sales volumes. We believe the increased new car production since 2009 and greater miles driven has increased the demand for automotive parts used in repairs, including alternative parts. Additionally, industry reports indicate that the number of parts used in each insured repair is increasing compared to historical levels. The increase in other revenue was primarily due to increased sales volumes in our precious metals operations, partially offset by lower revenue from the sale of scrap metals in our salvage operations due to a decline in prices received. Unfavorable foreign currency exchange in our Canadian operations resulted in a 0.3% reduction in revenue compared to the third quarter of 2013.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA increased to 12.9% during the three months ended September 30, 2014 from 11.7% for the three months ended September 30, 2013. The improvement in Segment EBITDA reflects an increase in gross margin by 0.5% of revenue combined with a 0.7% reduction in operating expenses as a percentage of revenue. Our wholesale operations increased gross margins by 0.5% of revenue, which reflects the benefit of lower inventory purchase costs. Our self service operations contributed an additional 0.5% of improvement in gross margins as a percentage of revenue due to lower vehicle acquisition costs compared to the prior year period. These improvements in gross margin as a percentage of revenue were partially offset by the impact of our acquisition of an automotive core business in January 2014, which increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but generate lower gross margins, thereby decreasing gross margins by 0.5% of revenue. Selling, general and administrative expenses declined by 0.9% of revenue, primarily due to improved leverage of our sales force and general and administrative personnel, but this was partially offset by an increase of facility and warehouse expenses by 0.2% of revenue due to higher personnel expenditures.
Europe
Third Party Revenue. Revenue in our European segment increased to $495.8 million during the three months ended September 30, 2014, a 34.1% increase over $369.8 million of revenue generated in the comparable prior year quarter. The increase in revenue includes 15.3% acquisition related revenue growth as a result of our August 2013 acquisitions of five paint distributors in the U.K. and our 2014 acquisitions of seven distribution companies in the Netherlands. Revenue grew organically by 13.4% over the prior year period, including organic revenue growth of 17.9% in our U.K. operations and 2.1% in our continental European operations. Our organic revenue growth in the U.K., which resulted from higher sales volumes, was composed of a 9.5% increase from stores open more than 12 months and an 8.4% increase from revenue generated by 48 branch openings since the beginning of the prior year third quarter through the one year anniversary of their respective opening dates. During the three months ended September 30, 2014, we entered into an agreement to assume the leases of 27 former Unipart Automotive branch locations, of which 12 were opened as ECP branches by the end of the quarter. In our continental European operations, a new warehouse location in France resulted in greater sales volumes compared to the prior year period, but this growth was partially offset by a continued decline in sales into Eastern Europe as a result of the devaluation of local currencies and political instability. Favorable foreign currency exchange rates contributed 5.3% of the revenue growth, primarily as a result of the strengthening of the British pound against the U.S. dollar.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA in our European segment decreased to 8.4% for the three months ended September 30, 2014 from 10.9% for the three months ended September 30, 2013. Our acquisitions completed since the beginning of the prior year third quarter were responsible for 2.0% of the decline in Segment EBITDA as a percentage of revenue. Of this amount, our gross margin percentage was negatively affected by 1.4% related to adding the revenue of our Netherlands distributors we acquired in May 2014, which generated a lower gross margin than our other European operations. This negative impact to gross margin percentage should not affect future periods once the higher cost acquired inventory has turned and we are able to internalize the incremental distributor margin. Additionally, as we transition our continental European operations to a two step distribution model, including the effect of these acquisitions, we expect our operating expenses to increase as we internalize the cost of the distribution network; during the three months ended September 30, 2014, these greater operating costs resulted in a decline in Segment EBITDA as a percentage of revenue, thereby accounting for the remaining acquisition impact on Segment EBITDA margins. Our existing operations were responsible for the remaining 0.5% decline in Segment EBITDA as a percentage of revenue, primarily due to the impact of 48 new branch openings since the beginning of the prior year quarter in our U.K. operations.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
North America
Third Party Revenue. Revenue in our North American segment increased 7.5% to $3.1 billion during the nine months ended September 30, 2014 from $2.9 billion for the nine months ended September 30, 2013. The increase in revenue reflects 3.9% acquisition related revenue growth and 4.0% organic growth (which included 6.1% organic growth in parts and services revenue partially offset by a 6.2% decrease in other revenue). Our organic growth in parts and services revenue was primarily due to higher sales volumes, as severe winter weather conditions during the second half of the fourth quarter of 2013 and through the first quarter of 2014 contributed to increased vehicle accidents, resulting in higher insurance claims activity. In addition, we believe the increased new car production since 2009 and greater miles driven has increased the demand for automotive parts used in repairs, including alternative parts. Industry reports also indicate that the number of parts used in each insured repair is increasing compared to historical levels. Slightly more than half of the reduction in other revenue was due to reduced sales volumes of scrap and other metals, with the remaining decline a result of lower prices. Compared to the prior year first quarter, we purchased fewer self service and "crush only" cars in the first quarter of 2014 as the prices demanded for vehicles in certain markets exceeded our acceptable cost given the prices of scrap and other metals. While we increased our purchasing levels in the second and third quarters of 2014 to more than offset the shortfall, we crushed fewer vehicles compared to the prior year period due to the lag to process these cars. Lower volumes of aluminum processed by our furnace operations also contributed to the reduction in other revenue. Unfavorable foreign currency exchange in our Canadian operations resulted in a 0.4% reduction in revenue compared to the first nine months of 2013.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA increased to 13.5% during the nine months ended September 30, 2014 from 12.7% for the nine months ended September 30, 2013. The improvement in Segment EBITDA reflects an increase in gross margin by 0.5% of revenue combined with a 0.3% reduction in operating expenses as a percentage of revenue. The gross margin improvement reflects a 0.6% improvement from our wholesale operations, including primarily the benefit of lower inventory purchase costs. Compared to the prior year period, we generated less revenue from our lower margin sales of scrap and precious metals, which resulted in a favorable mix effect on our gross margins of 0.2% of revenue. Our self service operations contributed an additional 0.2% of improvement in gross margins as a percentage of revenue due to lower vehicle acquisition costs compared to the prior year period. These improvements in gross margin as a percentage of revenue were partially offset by the impact of our acquisition of an automotive core business in January 2014, which increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but generate lower gross margins, thereby decreasing gross margins by 0.5% of revenue. Selling, general and administrative expenses declined by 0.5% of revenue, primarily due to improved leverage of our sales force and general and administrative personnel, but this was partially offset by a 0.2% increase in facility and warehouse expenses as a percentage of revenue as a result of higher personnel expenditures.
Europe
Third Party Revenue. Revenue in our European segment increased to $1.4 billion during the nine months ended September 30, 2014, a 56.9% increase over $880.2 million of revenue generated in the comparable prior year period. The increase in revenue includes 33.1% acquisition related revenue growth as a result of our May 2013 acquisition of Sator, our August 2013 acquisitions of five paint distributors in the U.K., and 2014 acquisitions of seven distribution companies in the Netherlands. Revenue grew organically by 17.0% over the prior year period, including organic revenue growth of 21.5% in our

U.K. operations, partially offset by a 1.5% decline in organic revenue in our continental European operations. Our organic revenue growth in the U.K., which resulted from higher sales volumes, was composed of a 14.4% increase from stores open more than 12 months and a 7.1% increase from revenue generated by 50 branch openings since the beginning of 2013 through the one year anniversary of their respective opening dates. Revenue in our continental European operations declined relative to the prior year post-acquisition period for our May 2013 Sator acquisition, primarily due to lower sales volumes. During the current year period, certain of our customers in the Netherlands shifted their purchasing to other sources due to increased price sensitivity as a result of deteriorating economic conditions. Our sales into Eastern Europe also declined as a result of the devaluation of local currencies and political instability, particularly in Ukraine. Despite the overall improvement in European revenue, we believe our European operations were also adversely affected by the mild winter weather conditions during the first quarter of 2014, which contributed to a reduction in revenue from products like batteries that tend to sell in higher volumes during periods of cold temperatures. These effects were partially offset by higher sales volumes in the third quarter of 2014 as a result of a new warehouse location in France. Favorable foreign currency exchange rates contributed 6.7% of the revenue growth, primarily as a result of the strengthening of the British pound against the U.S. dollar.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA in our European segment decreased to 9.3% for the nine months ended September 30, 2014 from 11.8% for the nine months ended September 30, 2013. Our acquisitions completed since the beginning of 2013 were responsible for 1.2% of the decline in Segment EBITDA as a percentage of revenue, including primarily the effect of our May 2013 Sator acquisition and our 2014 acquisitions of seven aftermarket parts distribution businesses in the Netherlands. Our existing operations were responsible for the remaining decline in Segment EBITDA margin, including primarily the effect of higher operating expenses. The increase in operating expenses includes a 0.6% increase in our U.K. operations as we expanded our workforce to support increased business levels, primarily resulting from 50 new branch openings since the beginning of the prior year period. Our U.K. operations were responsible for an additional 0.5% increase in operating expenses as a percentage of revenue, including an approximately equal impact from greater expenditures for advertising and third party delivery fees. In our continental European operations, lower than expected revenue increased operating expenses by 0.3% as a percentage of revenue, as we were unable to scale back our fixed costs quickly enough to offset the revenue shortfall.
2014 Outlook
We estimate that full year 2014 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses, gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities) and loss on debt extinguishment will be in the range of $405 million to $417 million and $1.32 to $1.36, respectively.
Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Cash and equivalents	$244,646	$150,488	$107,337
Total debt	1,898,041	1,305,781	1,312,055
Net debt (total debt less cash and equivalents)	1,653,395	1,155,293	1,204,718
Current maturities	72,908	41,535	61,123
Capacity under credit facilities (a)	1,947,000	1,430,000	1,430,000
Availability under credit facilities (a)	1,113,276	1,150,603	1,166,921
Total liquidity (cash and equivalents plus availability under credit facilities)	1,357,922	1,301,091	1,274,258
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

As of September 30, 2014, we had debt outstanding and additional available sources of financing, as follows:

•
Senior secured credit facility maturing in May 2019, composed of $450 million in term loans ($438.8 million outstanding at September 30, 2014) and $1.85 billion in revolving credit ($693.3 million outstanding at September 30, 2014), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior unsecured notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•
Receivables securitization facility with availability up to $97 million ($80 million outstanding as of September 30, 2014) maturing in October 2017 and bearing interest at variable commercial paper rates

Since the first quarter of 2013, we have undertaken several financing transactions to increase our available liquidity, including two amendments to our senior secured credit facility (most recently amended as of March 27, 2014), our $600 million senior notes offering completed in May 2013 and an amendment to our receivables facility in September 2014. The amendments to our credit facility increased the size of our revolver, reset the term loan, extended the maturity of the credit agreement, and adjusted certain of our bank covenants. By issuing the notes, we diversified our financing structure by adding a long-term fixed rate instrument and reducing our reliance on the bank market. We also believe the interest rate on the notes was favorable. Although higher than today's short-term floating rate debt, the 10-year fixed rate of 4.75% reduces our risk of future interest rate increases, which we have seen in the market subsequent to our offering. The amendment to our receivables facility increased our maximum borrowing capacity by $17 million and extended the maturity by two years. The new structure provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of September 30, 2014, we had approximately $1.1 billion available under our credit facilities. Combined with approximately $244.6 million of cash and equivalents at September 30, 2014, we had approximately $1.4 billion in available liquidity. The amendment to our senior secured credit facility in the first quarter of 2014 provided an additional $500 million of availability on our revolver, which more than offset the increase in borrowings to finance our January 2014 Keystone Specialty acquisition. In October 2014, we used available cash to complete our acquisitions of two distributors in our Specialty segment, which reduced our available liquidity by approximately $112 million. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we currently have adequate capacity, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facility, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at September 30, 2014 was 2.35%. Including the borrowings on our senior notes and receivables securitization program, our overall weighted average interest rate on borrowings was 3.08% at September 30, 2014. Cash interest payments were $38.4 million for the nine months ended September 30, 2014, including a $14.2 million semi-annual interest payment related to our senior notes. The semi-annual interest payments on our senior notes are made in May and November each year, and began in November 2013. We had outstanding credit agreement borrowings of $1.1 billion and $672.6 million at September 30, 2014 and December 31, 2013, respectively. Of these amounts, $22.5 million was classified as current maturities at both September 30, 2014 and December 31, 2013. We have scheduled repayments of $5.6 million each quarter on the term loan, which began in June 2014 and will continue through its maturity in May 2019, but no other significant principal payments on our credit facilities prior to the maturity of the receivables securitization program in October 2017. In addition to the repayments under our credit facilities, we will make payments on notes payable and other debt totaling $50.4 million in the next 12 months, the majority of which is for payments on notes payable issued in connection with acquisitions.
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions.  The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.  We were in compliance with all restrictive covenants under our credit agreement as of September 30, 2014.

The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases at the time of shipment or on standard payment terms, depending on the manufacturer and the negotiated payment terms. Our purchases of aftermarket products totaled approximately $664.9 million and $2.0 billion during the three and nine months ended September 30, 2014, respectively, and $450.9 million and $1.2 billion during the three and nine months ended September 30, 2013, respectively. Aftermarket inventory purchases during the three and nine months ended September 30, 2014 included $145.4 million and $440.1 million, respectively, related to our January 2014 acquisition of Keystone Specialty. Our aftermarket inventory purchases during the first nine months of 2014 also include $88.2 million of incremental purchases for our May 2013 Sator acquisition from the beginning of 2014 through the anniversary date of the acquisition. We normally pay for salvage vehicles acquired at salvage auctions and under direct procurement arrangements at the time that we take possession of the vehicles. We acquired approximately 72,000 and 215,000 wholesale salvage vehicles (cars and trucks) during the three and nine months ended September 30, 2014, respectively, compared to 71,000 and 211,000 wholesale salvage vehicles, respectively, during the three and nine months ended September 30, 2013. In addition, we acquired approximately 134,000 and 397,000 lower cost self service and "crush only" vehicles during the three and nine months ended September 30, 2014, respectively, compared to 128,000 and 391,000 during the three and nine months ended September 30, 2013, respectively.
Net cash provided by operating activities totaled $322.6 million for the nine months ended September 30, 2014, compared to $340.9 million during the nine months ended September 30, 2013. During the first nine months of 2014, our EBITDA increased by $137.9 million, due both to acquisition related growth and organic growth. Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $123.5 million during the nine months ended September 30, 2014, compared to $51.9 million during the comparable period in 2013 as a result of greater inventory growth, particularly in our aftermarket products, as well as increased receivables balances, including the effect of increased sales levels in our U.K. operations and longer payment terms in our Specialty segment. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year. Cash paid for income taxes increased to $135.4 million from $82.5 million due to the overpayment of taxes in 2012 that we offset against the estimated tax payments in the first nine months of 2013, as well as greater earnings that required higher estimated tax payments in the first nine months of 2014 compared to the prior year period. During the nine months ended September 30, 2014, we made a semi-annual interest payment of $14.2 million on our senior notes, while during 2013, the semi-annual interest payments were not required until November. Compared to the prior year period, cash payments for bonuses were $7.8 million higher during the nine months ended September 30, 2014.
Net cash used in investing activities totaled $749.9 million for the nine months ended September 30, 2014, compared to $464.8 million during the nine months ended September 30, 2013. We invested $650.6 million of cash, net of cash acquired, in business acquisitions during the nine months ended September 30, 2014, including $427.1 million for our Keystone Specialty acquisition, compared to $396.0 million for business acquisitions in the comparable period in 2013. Property and equipment purchases were $100.2 million in the nine months ended September 30, 2014 compared to $61.1 million in the comparable period in 2013. The increase in capital expenditures relative to the prior year period reflects an increase of $18.2 million in our U.K. operations, including greater expenditures for leasehold improvements and vehicles for 35 new branch locations opened during the nine months ended September 30, 2014. Expenditures in our North American operations increased by $12.6 million, primarily due to costs incurred to build a facility that we subsequently sold and leased back from the buyer. The proceeds of the sale-leaseback transaction are reflected as financing cash inflows in the nine months ended September 30, 2014.

Net cash provided by financing activities totaled $523.4 million for the nine months ended September 30, 2014, compared to $169.3 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, net borrowings under our credit facilities were $571.8 million compared to net repayments of $391.8 million during the nine months ended September 30, 2013. The borrowings during the first nine months of 2014 were primarily to finance acquisitions, including $370 million of revolver borrowings and $80 million of borrowings under our receivables facility to finance the Keystone Specialty acquisition. Our March 2014 amendment of our credit facility generated $11.3 million in additional term loan borrowings, which were used to pay $3.7 million in debt issuance costs related to the amendment, as well as to repay outstanding revolver borrowings. During the prior year period, we completed a $600 million senior notes offering, as well as an amendment to our credit agreement that resulted in $35 million in term loan proceeds, which were used to pay $16.5 million in debt issuance costs as well as to repay outstanding amounts on our revolving credit facility. During the first nine months of 2014, we made a payment of $44.8 million ($39.5 million included in financing cash flows and $5.3 million included in operating cash flows) for the final earnout period under the contingent payment agreement related to our 2011 ECP acquisition. In the comparable prior year period, we made a similar payment of $33.9 million ($31.5 million included in financing cash flows and $2.4 million included in operating cash flows) for the 2012 earnout period. Cash generated from exercises of stock options provided $6.5 million and $13.6 million in the nine months ended September 30, 2014 and 2013, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $14.5 million and $16.0 million during the nine months ended September 30, 2014 and 2013, respectively.
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
As of September 30, 2014, we held six interest rate swap contracts representing a total of $420 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2015 through December 2016. In total, we had 46% of our variable rate debt under our credit facility at fixed rates at September 30, 2014, compared to 78% at December 31, 2013, which reflects the increase in borrowings in the first nine months of 2014 to finance our acquisitions. As of September 30, 2014, the fair market value of our interest rate swap contracts was a liability of $5.6 million. The values of such contracts are subject to changes in interest rates.
At September 30, 2014, we had $688.7 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $6.9 million over the next twelve months. To the extent that we have cash investments earning interest, a portion of the increase in interest expense resulting from a variable rate change would be mitigated by higher interest income.
The proceeds of our May 2013 senior notes offering were used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, in 2013 we entered into euro-denominated and pound sterling-denominated intercompany notes, which incurred transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, we entered into foreign currency forward contracts to sell €150.0 million for $195.0 million and £70.0 million for $105.8 million. The gains or losses from the remeasurement of these contracts were recorded to earnings to offset the remeasurement of the related notes. During the nine months ended September 30, 2014, we settled these forward contracts through payments to the counterparties totaling $20.0 million. We have entered into and may continue to enter into additional foreign currency forward contracts to mitigate the impact of fluctuations in exchange rates on similar intercompany financing transactions. The notional amount and fair value of these contracts at September 30, 2014, along with the effect on our results of operations during the nine months ended September 30, 2014, were not material.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at September 30, 2014 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 33.4% of our revenue during the nine months ended September 30, 2014. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and our operating income for the nine months ended September 30, 2014.
Other than with respect to our foreign currency denominated intercompany transactions and a portion of our foreign currency denominated inventory purchases in Europe, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of September 30, 2014, we had amounts outstanding under our revolving credit facility of €247.6 million ($312.8 million), £162.9 million ($264.0 million), and CAD $130.4 million ($116.5 million). Since December 31, 2013, we have replaced certain of our U.S. dollar denominated borrowings with foreign-currency denominated borrowings, primarily in Europe, which more closely aligns the functional currency of our borrowings and the cash flows used to fund debt payments.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin. As of September 30, 2014, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business. The notional amount and fair value of these forward contracts at September 30, 2014 were immaterial.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results and financial condition have been and could continue to be adversely affected by the economic and political conditions in the U.S. and elsewhere.

Changes in economic and political conditions in the U.S. and other countries in which we are located or do business could have a material effect on our company. Changes in such conditions have, in some periods, resulted in fewer miles driven, fewer accident claims, and a reduction of vehicle repairs, all of which could negatively affect our business. Our sales are also impacted by changes to the economic health of vehicle owners. The economic health of vehicle owners is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, fuel prices, unemployment trends and other matters that influence consumer confidence and spending.  Many of these factors are outside of our control. If any of these conditions worsen, our business, results of operations, financial condition and cash flows could be adversely affected.

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

In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket products imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a patent license arrangement that expires in March 2015. In January 2014, Chrysler Group, LLC filed a complaint against us in the U.S. District Court in the Eastern District of Michigan contending that certain aftermarket parts we sell infringe Chrysler design patents relating to the Dodge Ram pickup truck. The parties settled this matter in June 2014 pursuant to a patent license arrangement that expires in June 2019. In the event that these license arrangements, or other similar license arrangements with OEMs, are terminated or we are unable to agree upon renewal terms, we may be subject to costs and uncertainties of litigation as well as restrictions on our ability to sell aftermarket parts that replicate parts covered by design patents.

We rely on an accounts receivable securitization program for a portion of our liquidity.

We have an arrangement whereby we sell an interest in a portion of our accounts receivable to a special purpose vehicle and receive funding through the commercial paper market.  This arrangement expires in October 2017.  In the event that the market for commercial paper were to close or otherwise become constrained, our cost of credit relative to this program could rise, or credit could be unavailable altogether.

Our business may be adversely affected by union activities and labor laws.

A small percentage of our employees are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation. From time to time, there have been efforts to organize additional portions of our workforce and those efforts can be expected to continue. In addition, the U.S. Department of Labor or applicable foreign government agencies could adopt new regulations or interpret existing regulations that could make it significantly easier for unionization efforts to be successful. Also, we may in the future be subject to strikes or work stoppages and other labor disruptions. Additional unionization efforts, new collective bargaining agreements, and work stoppages could materially increase our costs and reduce revenue and could limit our flexibility in terms of work schedules, reductions in force and other operational matters.

We also are subject to federal and state laws and regulations, such as the Fair Labor Standards Act, that govern such matters as minimum wage, overtime and other working conditions. Some of these laws are technical in nature and could be subject to interpretation by government agencies different than our interpretations. Efforts to comply with existing laws, changes to such laws and newly-enacted laws may increase our labor costs. If we were found not to be in compliance with such laws, we could be subject to fines, penalties and liabilities to our employees or government agencies.

An adverse change in our relationships with our suppliers or auction companies or a disruption to our supply of inventory could increase our expenses and impede our ability to serve our customers.

Our business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. Although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products.  In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory.  Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, natural disasters, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China, Japan and Taiwan. Because a substantial volume of our sales involves products manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers. Additionally, as manufacturers convert to raw materials other than steel, it may be more difficult or expensive to source aftermarket parts made with such materials and it may be more difficult for repair shops to work with such materials in the repair process.

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

Item 6. Exhibits
Exhibits
(b) Exhibits

3.1	Restated Certificate of Incorporation of LKQ Corporation.
3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on August 8, 2014).
10.1	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on July 28, 2014).
10.2
Change of Control Agreement between LKQ Corporation and Robert L. Wagman dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on July 28, 2014).

10.3
Change of Control Agreement between LKQ Corporation and John S. Quinn dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company's report on Form 8-K filed with the SEC on July 28, 2014).

10.4
Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 8-K filed with the SEC on July 28, 2014).

10.5
Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company's report on Form 8-K filed with the SEC on July 28, 2014).

10.6
Change of Control Agreement between LKQ Corporation and Steven Greenspan dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company's report on Form 8-K filed with the SEC on July 28, 2014).

10.7
Change of Control Agreement between LKQ Corporation and Robert A. Alberico dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.7 to the Company's report on Form 8-K filed with the SEC on July 28, 2014).

10.8
Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company's report on Form 8-K filed with the SEC on July 28, 2014).

10.9
Amendment No. 1 to Receivables Purchase Agreement dated as of September 29, 2014 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on October 3, 2014).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2014.

LKQ CORPORATION

/s/ JOHN S. QUINN
John S. Quinn
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/S/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller (As duly authorized officer and Principal Accounting Officer)