Form 10-K
period 2014-12-31
LKQ CORP
filed 2015-03-02
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $8.0 billion (based on the closing sale price on the NASDAQ Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 20, 2015 was 304,083,043.
Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2015, described in Part III hereof, are incorporated by reference in this report.

PART I
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements. Words such as "may," "will," "plan," "should," "expect," "anticipate," "believe," "if," "estimate," "intend," "project" and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things:

•
Changes in economic and political activity in the U.S. and other countries in which we are located or do business, and the impact of these changes on the demand for our products and our ability to obtain financing for operations;

•	fluctuations in the pricing of new original equipment manufacturer (“OEM”) replacement products;

•	the availability and cost of our inventory;

•	variations in the number of vehicles sold, vehicle accident rates, miles driven, and the age profile of vehicles in accidents;

•	changes in state or federal laws or regulations affecting our business;

•	inaccuracies in the data relating to our industry published by independent sources upon which we rely;

•	changes in the level of acceptance and promotion of alternative automotive parts by insurance companies and auto repairers;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	increasing competition in the automotive parts industry;

•	our ability to satisfy our debt obligations and to operate within the limitations imposed by financing agreements;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	declines in the values of our assets;

•	fluctuations in the prices of fuel, scrap metal and other commodities;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	our ability to identify sufficient acquisition candidates at reasonable prices to maintain our growth objectives;

•	our ability to integrate, realize expected synergies, and successfully operate acquired companies and any companies acquired in the future, and the risks associated with these companies;

•
restrictions or prohibitions on selling certain aftermarket products to the extent OEMs seek and obtain more design patents than they have in the past and are successful in asserting infringement of these patents and defending their validity;

•	changes to our business relationships with insurance companies or changes by insurance companies to their business practices relating to the use of our products;

•	product liability claims by the end users of our products or claims by other parties who we have promised to indemnify for product liability matters;

•	costs associated with recalls of the products we sell;

•	currency fluctuations in the U.S. dollar, pound sterling and euro versus other currencies;

•	instability in regions in which we operate that can affect our supply of certain products;

•	interruptions, outages or breaches of our operational systems, security systems, or infrastructure as a result of attacks on, or malfunctions of, our systems;

•	additional unionization efforts, new collective bargaining agreements, and work stoppages; and

•	higher costs and the resulting potential inability to service our customers to the extent that our suppliers decide to discontinue business relationships with us.
Other matters set forth in this Annual Report may also cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

ITEM 1.     BUSINESS
OVERVIEW
LKQ Corporation ("LKQ" or the "Company") is a distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, as well as specialty vehicle products and accessories.
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
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom and the Benelux region of continental Europe. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. With our January 2014 acquisition of Keystone Automotive Holdings, Inc. (“Keystone Specialty”), as discussed in Note 8, "Business Combinations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we are also a leading distributor of specialty vehicle products and accessories reaching most major markets in the U.S. and Canada.
We are organized into four operating segments: Wholesale - North America; Wholesale - Europe; Self Service; and Specialty. Our Specialty operating segment was formed with our January 2014 acquisition of Keystone Specialty. We aggregate our Wholesale - North America and Self Service operating segments into one reportable segment, North America, resulting in three reportable segments: North America, Europe and Specialty. See Note 13, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for financial information by reportable segment and by geographic region.
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

HISTORY
LKQ was initially formed in 1998 through the combination of a number of wholesale recycled products businesses located in Florida, Michigan, Ohio and Wisconsin. We subsequently expanded through internal development and over 200 acquisitions of aftermarket, recycled, refurbished, and remanufactured product suppliers and manufacturers; self service retail businesses; and specialty vehicle aftermarket equipment and accessories suppliers. Our most significant acquisitions include:

•
2007 acquisition of Keystone Automotive Industries, Inc., which, at the time of acquisition, was the leading domestic distributor of aftermarket products, including collision replacement products, paint products, refurbished steel bumpers, bumper covers and alloy wheels.

•	2011 acquisition of Euro Car Parts Holdings Limited ("ECP"), which allowed us to expand our operations into the European automotive aftermarket business.

•
2013 acquisition of Sator Beheer B.V. ("Sator"), a vehicle mechanical aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and Northern France. This acquisition allowed us to further expand our geographic presence into continental Europe.

•	2014 acquisition of Keystone Specialty, which expanded our product offering and increased our addressable market to include specialty vehicle aftermarket equipment and accessories.
Further information regarding our acquisitions is included in Note 8, "Business Combinations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

STRATEGY
We are focused on creating economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products, and by expanding into other product lines and businesses that may benefit from our operating strengths. We believe a supply network with a broad inventory of quality alternative collision and mechanical repair products and specialty vehicle aftermarket products, high fulfillment rates, and superior customer service provides us with a competitive advantage.
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
To execute our strategy in North America, we have expanded our network of parts warehouses and dismantling plants in major metropolitan areas and employ a distribution system that allows for order fulfillment from regional warehouses located across the U.S. and Canada. By increasing local inventory levels and expanding our network to provide timely access to a greater range of parts, we have increased fulfillment rates beyond the levels that we believe most of our competitors realize, particularly for recycled products.
In our European operations, we are expanding our branch network in the U.K., while simultaneously transitioning our distribution network in our continental European operations by internalizing certain distributor customers so that we may directly serve the repair shops in those markets. We believe aligning the distribution strategy in continental Europe with our two-step distribution model in the U.K. will create a cohesive presence in the respective markets. Additionally, through improved order fulfillment and operational support, we are attempting to improve profit margins and customer service.
Sources of high quality, reliable alternatives to OEM products are important to insurance companies and to our direct customers as they seek to control repair costs. Lower parts costs and quicker completion of orders save money and reduce repair times. We believe that we provide customers (and indirectly, insurance companies) with a value proposition that includes high quality products at a lower cost than new OEM products, extensive product availability due to our expansive distribution network, responsive service, and quick delivery. The breadth of our alternative parts offerings allows us to serve as a "one-stop" solution for our customers looking for the most cost effective way to provide quality repairs. In order to execute this strategy and build on our progress thus far, we will continue to seek to expand into new markets and to improve penetration both organically and through acquisitions in targeted markets.
Similarly, the supplier base for the specialty vehicle aftermarket parts and accessories market is highly fragmented, typically consisting of suppliers that are small to medium-sized, independent businesses that focus on a narrow product or market niche. While our Specialty operations had an extensive distribution network already in place, we are in process of integrating the distribution network for our North American and Specialty operations to create synergies and efficiencies with our existing infrastructure. We believe this provides added value to our customers through a broader product offering and more efficient distribution process.
Extensive in-place network
We have invested significant capital to develop a network of alternative parts facilities across our operating segments. We believe our extensive network gives us a distinct ability to benefit the major automobile insurance companies, which are generally operated on a national or regional level. Additionally, the difficulty and time required to obtain proper zoning, as well as dismantling and other environmental permits necessary to operate newly-sited recycled parts facilities, would make establishing a new network of recycled parts locations a challenge for a competitor. There are also difficulties associated with recruiting and hiring an experienced management team that has strong industry knowledge.
We are attempting to utilize a similar strategy in Europe with our acquisition of ECP and our acquisitions of Sator and certain of its distributors. These companies have a national presence in their respective countries, and we are working to integrate the operations to take advantage of shared procurement, warehousing and product offerings.
Strong business relationships
We have developed business relationships with key constituents, including automobile insurance companies, suppliers and other industry participants. Insurance companies, as payers for most collision repairs, help drive demand, and take active roles in the selection of alternative replacement products for vehicle repairs in order to minimize the repair portion of the claims costs and reduce repair time. The use of our products lowers the cost of repairs, decreases the time required to return the repaired vehicle to the customer, and provides a replacement product that is of high quality and comparable performance to the part replaced, all of which are favorable to insurance companies. Because of their importance to the process, we have formed relationships with certain insurance companies in North America for which we are designated a preferred products supplier. We are in the process of establishing similar relationships with insurance companies in Europe.
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
Broad product offering
The breadth and depth of our inventory across all of our operating segments reinforces LKQ's ability to provide a "one-stop" solution for our customers' alternative vehicle replacement, maintenance, and specialty vehicle product needs. Customers place a high value on the availability of a broad range of vehicle replacement products. In our North American operations, we are able to provide the collision and mechanical repair industry with premium products at costs typically 20% to 50% below new OEM replacement products. The availability of alternative products means that automobiles can be repaired with lower parts costs, and in some instances, reduced labor costs. In fact, many insurance companies in North America will not authorize the use of higher cost, new OEM replacement products if alternative products are available because the use of alternative products provides insurers a method to manage and reduce total repair costs. Some insurance companies designate us as a preferred supplier for their affiliated repair shops because of our ability to provide these products. With our distribution network that reaches most of the major markets in the U.S. and Canada, combined with our extensive range of products, we believe we are the only supplier that is able to support the insurance industry in this manner. We leverage this same distribution network to provide a broad offering of specialty vehicle aftermarket products and accessories used to customize or enhance the performance, handling or appearance of new or used vehicles. Additionally, we believe we are well-positioned in Europe to develop a similar distribution network of a broad offering of vehicle replacement products to support insurance companies in that market.
High fulfillment rates
We manage local inventory levels to improve delivery time and maximize customer service. Improving local order fulfillment rates reduces transfer costs and delivery times, and improves customer satisfaction. Our ability to move inventory throughout our distribution networks increases the availability of our products and also helps us to fill a higher percentage of our customers' requests.
We deploy inventory management systems at our facilities that are similar to those used by other leading distribution companies. For example, we make extensive use of bar code technology and wireless data transmission to track parts from the time a vehicle or product arrives at a facility to its placement on a truck for delivery to the customer. With this real-time information, we are able to actively monitor inventory levels throughout our distribution channels.
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
We employ proprietary methodologies and information systems to help us identify high demand wholesale aftermarket and recycled products. Our aftermarket inventory systems track products sold and sales lost due to a lack of inventory, and make purchase recommendations based on this information. The inventory systems also recommend purchases and transfers based on the extent and location of demand, as well as other replenishment factors. When we procure aftermarket products or refurbish collision replacement products such as wheels, bumper covers and lights, we focus on products that are in the most demand at all levels of the automotive parts value chain including the professional repair market, the jobber market and the general insured repair market. Because lead times may take 40 days or more on imported products, sales volume and in-stock inventory are important factors in the procurement process. We use historical sales records of vehicles by model and year to estimate the demand for our products. We also analyze new vehicle designs that are expected to come to market to assure that we are working with suppliers to project future supply and demand trends. Combining this information with proprietary data that aggregate customer requests for products, we are able to source aftermarket products and salvage vehicles at prices that we believe will allow us to sell products profitably.
Within our specialty vehicle aftermarket and accessories business, we believe a focus on technology allows us to develop our business processes and enhance the customer experience. Our inventory forecasting systems help us ensure that the correct product is stocked in the right place to meet customer demand. Our warehousing and logistics systems help us deliver products to customers across the United States and Canada. Our online catalogs offer industry leading product information across all segments of automotive and RV aftermarket parts and accessories and allow customers to search, compare, and order products based upon the specifications of a vehicle. Furthermore, enhancements to our phone systems allow us to improve our customer support capability and the overall customer experience.

NORTH AMERICA SEGMENT
Wholesale Automotive Products
Our wholesale automobile product operations in North America are organized by geographic regions serving the U.S. and Canada that sell all four product types (aftermarket, recycled, refurbished and remanufactured parts) to collision and mechanical automobile repair businesses. Our combined distribution channels for our alternative parts offerings leverage our facility and warehouse costs and improve local product availability by locating multiple product operations together. Our aftermarket product operations may include a combination of sales, warehousing and distribution, and in many cases will be co-located with our refurbishing operations. Our salvage operations typically have processing, sales, distribution and administrative operations on site, indoor and outdoor storage areas, and include a large warehouse with multiple bays to dismantle vehicles. Our engine remanufacturing operations are conducted primarily at our facility in Mexico, with sales, warehousing and distribution operations in the U.S. As of December 31, 2014, our North American wholesale operations conducted business from 347 facilities.
Wholesale Aftermarket Products
Our 2014 sales included more than 101,000 SKUs of aftermarket automotive products, excluding refurbished products, for the most common models of domestic and foreign automobiles and light trucks, primarily for the repair of vehicles three to twelve years old. Our principal aftermarket product types consist of those most frequently damaged in collisions, including bumper covers, automotive body panels and lights. In recent years, our expansion into complementary product types, such as paint and cooling products, contributed to the increase in our available products and has allowed us to better meet our customers' repair needs.
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
Procurement of Inventory
The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in the U.S., Taiwan, and China. In 2014, approximately 37% of our aftermarket purchases were made from our top four vendors, with our largest vendor providing approximately 13% of our inventory. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 5% of our supply of aftermarket products in 2014. We purchased approximately 45% of our aftermarket products in 2014 directly from manufacturers in Taiwan and other Asian countries. Approximately 55% of our aftermarket products were purchased from vendors located in the U.S. and Canada; however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries. We have business arrangements with manufacturers to produce certain of our products.

These agreements automatically renew for additional 12 month periods unless written notice is given. While we compete with other distributors for production capacity, we believe that our sources of supply and our relationships with our suppliers are satisfactory.
We usually receive orders from domestic suppliers within ten days from the date ordered. Foreign orders typically are shipped in sea containers directly to certain of our aftermarket locations, and are received within 40 to 65 days from the date ordered. We operate an aftermarket parts warehouse in Taiwan that aggregates inventory from certain of our vendors for shipment to our North American locations. As of December 31, 2014, we operated 25 regional hubs and three distribution centers, which act as sources for our warehouse locations that do not receive containers directly and serve as redistribution centers for our operations. This structure is designed to maximize our fulfillment rates as smaller branches can have a high fill-rate of next day availability.
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
Procurement of Inventory
We procure recycled products for our wholesale operations by acquiring severely damaged or totaled vehicles, and then dismantling and inventorying the parts. Vehicles that have been declared "total losses" typically are sold at regional salvage auctions throughout the U.S. and Canada. Salvage auctions charge fees both to the suppliers of vehicles, which are primarily insurance companies, and to the purchasers. Additionally, we typically pay third parties to tow the vehicles from the auction to our facilities.
The availability of the salvage vehicles we procure for our wholesale recycled product operations may be impacted by a variety of factors, including the production level of new vehicles (which provides the source from which salvage vehicles ultimately come) and the portion of damaged vehicles declared total losses. Over the past several years, the frequency with which vehicles are declared total losses has increased as a result¸ we believe, of the rise in repair costs relative to vehicle replacement cost and salvage vehicle prices. In 2000, approximately 9% of accident claims resulted in a total loss; by 2013, this percentage increased to almost 14%. Additionally, sales of new vehicles have increased since 2010 and are projected to continue to increase over the next four years, which should result in a greater volume of salvage vehicles at auction.
In 2014, we acquired 284,000 salvage vehicles for our wholesale recycled product operations, primarily from salvage auctions. Prior to the scheduled auction date, our salvage buyers may preview the auctions online to investigate the vehicles to be sold and determine our interest in buying them. They obtain key information such as the model and mileage, and perform visual damage assessments to determine which parts on the targeted vehicles are recyclable. With the data from this preview, we deploy a bidding system that performs a valuation calculation for each vehicle. In order to recommend a maximum bid price, the calculation incorporates demand for a vehicle's recyclable parts, current inventory levels, average selling prices, auction costs, projected margins and instances of out-of-stock. Using this disciplined supply and demand procurement approach, we place bids on the targeted vehicles.
Vehicle Processing
Vehicle processing for our wholesale recycled operations involves dismantling a salvage vehicle into recycled products that are ready for sale. When a salvage vehicle arrives at one of our facilities, an inventory specialist identifies, catalogs, and schedules the vehicle for dismantling. Prior to dismantling, we remove from each vehicle its battery, fluids, refrigerants, and parts containing hazardous substances or precious metals such as catalytic converters. The extracted fluids are stored in bulk and subsequently sold to recyclers. In the case of gasoline, the fuel retrieved is primarily used to power our delivery vehicles. A small portion of the recycled motor oil we collect is used at certain of our plants that have high-efficiency oil burning furnaces; the balance is sold to motor oil recyclers.
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
Refurbished and Remanufactured Products
As of December 31, 2014, we operated 28 refurbishing facilities and 4 engine remanufacturing facilities. We refurbish products such as wheels, lights, plastic bumpers, and chrome bumpers.

When identifying the products that we refurbish or remanufacture, we focus on products that have high demand. The majority of our refurbished and remanufactured products are processed from cores obtained from salvage vehicles purchased by our recycled operations at auctions, parts received in trade from customers purchasing replacement products from us, and cores collected by our route delivery drivers from vehicles under repair by our customers. These products are accumulated from our wholesale operations at our core sorting facilities, and are then either sent to our refurbishing or remanufacturing facilities or sold in bulk to other mechanical remanufacturers.
Heavy-Duty Truck Products
As of December 31, 2014, we operated a total of 26 heavy-duty truck facilities in the U.S. and Canada. Our inventory is composed of used heavy- and medium-duty trucks, usually at least five years old, which are purchased at salvage and truck auctions or directly from insurance companies or large fleet operators. During 2014, we purchased approximately 6,000 vehicles. Depending on the condition of the vehicles, they may be dismantled for parts or resold as running vehicles. If certain mechanical parts are damaged, such as transmissions, we may remanufacture them and offer them to our customers. The vehicles that are acquired for resale are typically special purpose or vocational use trucks such as those used for garbage pickup or cement delivery. If requested by the sellers of the vehicles, we provide assurance that the vehicles will be sold to foreign buyers and exported to countries for use outside of the U.S., or to domestic buyers after the vehicles have been reconditioned and modified for use other than their original purpose.
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
Customers
We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. Customers of our heavy-duty truck products may also include owner/operators, local cartage companies, or exporters. Most of our refurbished and remanufactured products are sold through our wholesale distribution channels. The balance is sold to retail automotive stores, wholesale distributors and via internet sales. We also generate a portion of our revenue from scrap sales to metal recyclers. No single customer accounted for 2% or more of our revenue in 2014.
Repair Shops and Others
We sell the majority of our wholesale products to collision and mechanical repair shops. Industry reports estimate there were approximately 40,000 collision repair shops, including those owned by new car dealerships, in the U.S. in 2013. The same reports estimate there were approximately 78,000 general (including mechanical) repair garages, excluding new car dealership service departments, in the U.S. in 2013. The majority of these customers tend to be individually-owned small businesses, although the number of independent and dealer-operated collision repair facilities has declined over the last decade, as regional or national multiple location operators have increased their geographic presence through acquisitions. We also sell our products to car rental companies and fleet management groups.
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
Sales and Marketing
In the case of repairs paid for as a result of insurance claims, which industry publications estimate are approximately 85% of all repairs, insurance companies give collision repair shops information as to what type of replacement products are eligible for reimbursement. Typically insurance carriers have established a hierarchy or decision tree prioritizing the types of products to be used for repairs. As an example, a protocol may require recycled products if available; if recycled products are not available, then refurbished products; and, if recycled or refurbished products are not available, aftermarket products. If none of these alternative product types is available, the shop may then use new OEM replacement products. As a body shop looks for products for a repair, the sourcing of products typically begins with a call to one of our recycled operations or one of our competitors. Our recycled sales personnel are encouraged to capture the sale as a "one-stop shop" and, if recycled products are out of stock, to fill orders from our refurbished or aftermarket product inventory. To support these efforts, we have provided our sales staff with access to both recycled and aftermarket sales systems, and we have developed sales incentive programs that encourage cross selling throughout our wholesale operations.
As of December 31, 2014, we had approximately 2,300 full-time sales staff in our North American wholesale operating segment. The full time sales personnel are located at sales desks at our facilities or at one of the regional call centers we operate. We deploy a call routing system that redirects overflow calls to alternative call centers, typically located within the same region. We also operate two other call centers, one to support national accounts, and the other to support insurance adjusters' needs and questions. Our sales personnel are encouraged to initiate outbound calls in addition to the inbound calls they handle. Our sales staff can use customer estimates from our Keyless estimating system to generate sales leads for both aftermarket and recycled products.
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
Distribution
We have a distribution network of 347 wholesale plants and warehouses across the U.S. and Canada as of December 31, 2014, of which 63 function as cross dock facilities. Our network of facilities allows us to develop and maintain our relationships with local repair shops while providing a level of service that is made possible by our nationwide presence. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network.
We have developed an internal distribution network to allow our sales representatives to sell our products within regional trading zones, thus improving our ability to fulfill customer requests and accelerating inventory turnover. Each weekday we operate over 310 transfer runs between our cross dock facilities and our plants and warehouses within our regional trading zones to redistribute our alternative products for delivery on the next day. In addition, we have over 2,700 local delivery routes serving our customers each weekday.
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
Manufacturers of new original equipment products sell the majority of automobile collision replacement products. We believe, however, that the insurance and repair industries recognize advantages of using aftermarket, recycled, refurbished and remanufactured products for collision repairs. Industry sources estimate that alternative collision parts usage in the United States ranged between 36% and 37% during 2014. We compete with OEMs primarily on the basis of price and, to a lesser extent, on service and product quality.
Self Service Retail Products
Our self service retail operations sell parts from older cars and light-duty trucks directly to consumers. In addition to revenue from the sale of parts, core and scrap, we charge a nominal admission fee to access the property. Our self service facilities typically consist of a fenced or enclosed area of several acres with vehicles stored outdoors and a retail building through which customers are able to access the yard. As of December 31, 2014, we conducted our self service operations from 71 facilities in North America, most of which operate under the name "LKQ Pick Your Part."
Inventory
We acquire inventory for our self service retail product operations from a variety of sources, including but not limited to towing companies, auctions, the general public, municipality sales, insurance carriers, and charitable organizations. We typically procure salvage vehicles that are more than seven model years old for our self service retail product operations. These vehicles are generally older and of lower quality than the salvage vehicles we purchase for our wholesale recycled product operations. In 2014, we purchased approximately 514,000 lower cost self service and "crush only" vehicles.
Vehicles are delivered to our locations by the seller, or we arrange for transportation. Once on our property, minimal labor is required to process the vehicle other than removing the battery, fluids, refrigerants, catalytic converters and hazardous materials. Vehicles are then placed in the yard for customers to remove parts. The vehicle inventory is usually organized according to domestic and import cars (further organized by make), passenger vans and trucks. In our self service business, availability of a specific part will depend on which vehicles are currently at the site and to what extent parts may have been previously sold. We usually keep a vehicle at our facility for 30 to 90 days, depending on the capacity of the yard and size of the market, before it is crushed and sold to scrap metal processors. By maintaining a relatively short turnover period, we ensure that our inventory is continually updated with different car options or removed from the yard when the saleable parts are depleted.
Scrap and Other Materials
Our self service operations generate scrap metal, alloys and other materials that we sell to recyclers. Vehicles that we no longer make available to the public and "crush only" vehicles acquired from other companies, including OEMs, are typically crushed using equipment on site.
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

EUROPE SEGMENT
Wholesale Automotive Products
Our European wholesale operating segment was formed in the fourth quarter of 2011 with our acquisition of ECP, a leading distributor of automotive aftermarket parts in the U.K. ECP has approximately 9,000 employees with a large customer base of both commercial and retail accounts. More than 75% of ECP’s revenue comes directly from the professional repair segment. ECP’s main national distribution center supports its regional hubs and branch network with daily replenishment of stock, providing our customers with what we believe to be the highest in-stock rate in the U.K. As of December 31, 2014, we operated 214 selling locations, supported by 3 national distribution centers and 12 regional hubs (many of which are co-located with selling locations), which allows us to reach most major markets within the U.K.
In March 2012, we launched our European aftermarket collision parts program through our ECP branch network. We believe the historically low alternative collision parts usage percentage in Europe, which is currently less than 10%, provides an opportunity for us in this segment, particularly as insurance companies look to lower their costs. To further our commitment to expanding our European alternative collision parts program and becoming a leading one-stop shop supplier to the collision repair industry in the U.K., we also offer automotive paint products and related accessories.
In May 2013, we acquired Sator, which allowed us to expand our presence in Europe to continental Europe. Headquartered in Schiedam, the Netherlands, Sator is a market leading distributor of automotive aftermarket parts in Western Europe. The acquisition of Sator expands LKQ's European footprint, further expands our European distribution network and provides a potential platform to capitalize on the large and fragmented mechanical replacement part markets in Europe. Sator also complements our existing ECP operations in the U.K. by allowing for potential cost savings from the leveraging of our combined purchasing power given the significant overlap in suppliers and product mix. In 2014, we began to align Sator's distribution model with that of our U.K operations through the acquisition of seven warehouse distributors, five of which were customers of Sator. These acquisitions are integral to our plan to implement a two step distribution model, under which we are selling directly to repair shops to improve our margins and drive product sales.
Sator has over 2,000 employees at 75 aftermarket warehouses that serve a diverse base of repair shop and warehouse distributor customers. In 2014, Sator's sales included 171,000 SKUs. Sator generates approximately 90% of its revenue from sales in the Netherlands and Belgium, with the remainder in Northern France and other European countries. With their respective distribution networks, IT infrastructure and unique customer base, we believe ECP and Sator will serve as a platform to expand into complementary products to increase market penetration in this segment, as well as to further develop a collision repair parts business throughout Europe similar to our wholesale operations in North America.
In November 2014, we expanded our European segment to include salvage operations through our acquisition of a business with salvage and vehicle repair facilities in Sweden and Norway. In addition to expanding our geographic presence in continental Europe, we believe the acquisition provides us with the opportunity to leverage our experience in operating salvage facilities in a new market and leaves us well positioned to expand our aftermarket operations to include these countries.
Inventory
Our inventory is primarily composed of mechanical aftermarket parts for the repair of vehicles 3 to 15 years old. Our top selling products include brake pads, discs and sensors; electrical products such as spark plugs and batteries; clutches; filters; and oil and automotive fluids. In 2014, our top six suppliers represented 31% of our inventory purchases, with our top supplier representing approximately 10% of our purchases. No suppliers outside of our top six suppliers provided more than 3% of our purchases during 2014.
The aftermarket products we distribute are purchased from vendors located primarily in the U.K. and continental Europe. In 2014, we purchased 90% of our products from companies in Europe. The remaining 10% of our 2014 purchases were sourced from vendors located primarily in China or Taiwan, some of which also supply collision parts for our Wholesale - North American operations. In 2014, 46%, 44%, and 10% of our total inventory purchases were made in Euros, Pounds Sterling, and U.S Dollars, respectively.
Customers
In our U.K. operations, we sell the majority of our products to nearly 35,000 customers primarily consisting of professional repairers, including both independent mechanical repair shops and collision repair shops. In addition to our sales to repair shops, we generate a portion of our revenue through sales to retail customers from ECP’s e-commerce platform and from counter sales at the branch locations. This retail component of ECP’s business has historically represented less than 10% of its revenue.
Historically our distribution network in continental Europe operated under a three-step distribution model where the immediate customer was the warehouse distributor. We are in the process of transforming the distribution model to a two-step distribution model by internalizing those warehouse distributors. Our customer base currently consists of a combination of warehouse distributors and local repair shops, and the demand for our products is driven by the needs of the same types of professional repairers we service in our ECP operations. Sator markets directly to the mechanical repair shops through fliers and other promotional materials and provides software to the repair shops, which the shops need for their operations. During 2014, no customer accounted for more than 2% of revenue.
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
Distribution
Our European operations employ a distribution model in which inventory is stored at regional distribution centers or hubs, with fast moving product stored at branch locations (in our ECP operations) or at local warehouse distributors (in our Sator operations) for timely delivery to the repair shop customers. Product is moved through the distribution network on our vans or via common carrier. In our ECP operations, we also sometimes employ a third party motorcycle fleet to deliver parts from our branch locations to nearby repair shop customers; as a result, our ECP branches can deliver certain in-stock parts within one hour.
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

SPECIALTY SEGMENT
Specialty Vehicle Aftermarket Equipment and Accessories
Our Specialty operating segment was formed in January 2014 with our acquisition of Keystone Specialty. Keystone Specialty is a leading distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle ("RV"); towing; wheels, tires and performance handling; and miscellaneous accessories. We expanded our Specialty operating segment through our October 2014 acquisition of a supplier of replacement parts, supplies and accessories for RVs. With these acquisitions, we are a leading distributor and marketer of specialty vehicle aftermarket products and accessories, reaching most major markets in the U.S. and Canada.

Inventory
Our 2014 sales included more than 235,000 SKUs of specialty vehicle aftermarket equipment and accessories. Our top selling products include trailer hitches; RV products such as satellite antennas, water pumps, waterproofing sealants and combination washer/dryer units; and pickup truck bed covers. The specialty vehicle aftermarket equipment and accessories we distribute are purchased from suppliers located primarily in the U.S., Canada and China. Specialty aftermarket suppliers are typically small to medium-sized, independent businesses that focus on a narrow product or market niche. Due to the highly fragmented supplier base for specialty vehicle aftermarket products, there is very little supplier concentration. In 2014, approximately 15% of our specialty vehicle aftermarket purchases were made from our top 6 vendors, with our largest vendor providing approximately 3% of our inventory.
Customers
Specialty automotive and RV aftermarket accessories and equipment are purchased by our customers to improve the performance, functionality and appearance of their vehicles. Overall, the specialty vehicle aftermarket parts and accessories market contains a fragmented customer base. A majority of product sales are through specialty vehicle product installation outlets, automotive parts chains, or mail-order. In 2014, we sold products to more than 17,000 customers. Our customers are principally small, independent retailers and installers of specialty vehicle automotive equipment. These businesses depend on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. In addition to traditional customers, in recent years we have increased sales to several large automotive parts and online retailers. During 2014, our top 2 customers accounted for 7% of revenue, while no other customer accounted for more than 1% of revenue.
Sales and Marketing
Our employee sales force is comprised of inside sales personnel located within geographically-disbursed call centers and outside sales personnel who call directly on customers in the field. This sales force receives customer orders, responds to technical and other inquiries and proactively places outbound sales calls to customers. The focus of our outside sales force is to identify and acquire new customers, and to further develop relationships with existing customers. Outside sales personnel are responsible for specific geographic regions across the United States and Canada, and they work with regional managers to penetrate and service new and existing markets. Outside sales personnel also sell value-added marketing services, such as merchandising support.
Marketing programs include: catalogs; advertising, sponsorships and promotional activities; product level marketing and merchandising support; and online initiatives. Our national footprint allows us to stage trade shows across the United States, which provide an opportunity to improve sales through the showcasing of new and innovative products from our vendors, directly to our customers. Through these sales and marketing initiatives, our goal is to continue to enhance our brand and reputation as the leading distributor in the industry.
Distribution
Our Specialty operations employ a hub-and-spoke distribution model which enables us to transport products from our 15 inventory-stocking warehouse distribution centers to our 50 non-inventory stocking cross-docks, a majority of which are co-located with our Wholesale - North America operations and provide distribution points to key regional markets. Over 325 delivery routes are used to provide multi-day per week delivery and returns of our products directly to and from our customers in all 48 continental U.S. states and 9 Canadian provinces, and we ship globally to customers in over 40 countries. Keystone Specialty also operates 18 retail stores in northeastern Pennsylvania. Our retail stores accounted for less than 5% of Specialty segment revenue in 2014.
Competition
Industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalogs, or directly to retailers and/or consumers. We view all suppliers of specialty vehicle aftermarket equipment and accessories as our competitors. While we compete with all specialty vehicle aftermarket parts suppliers, there are few with national distribution networks like LKQ’s that can reach the majority of customers within the optimum delivery time. We believe we have been able to distinguish ourselves from other specialty vehicle aftermarket parts suppliers primarily through our broad product selection, which encompasses popular and hard-to-find items or products, our distribution network, and efficient stock management systems, as well as through our service. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services, and price.

INTELLECTUAL PROPERTY
We own various trade names and trademarks as a result of past acquisitions. In addition to acquired trade names and trademarks, we also have technology based intellectual property that includes both internally developed websites and license agreements. We do not believe that our business is materially dependent on any single or group of related trademarks, licenses or registrations, nor would the expiration of any particular intellectual property right or termination of any particular intellectual property license agreement materially affect our business.

EMPLOYEES
As of December 31, 2014, we had approximately 29,500 employees. We are a party to a collective bargaining agreement with a union that represents 44 employees at our Totowa, New Jersey facility. Approximately 750 of our employees at our bumper refurbishing and engine remanufacturing operations in Mexico and 170 of our employees at our recycled parts facility in Quebec City, Canada are also represented by unions. Other than these locations, none of our employees are members of a union or participate in other collective bargaining arrangements. We consider our employee relations to be good.

FACILITIES
Our corporate headquarters are located at 500 West Madison Street, Chicago, Illinois 60661. We operate a field support center in Nashville, Tennessee that performs certain centralized functions for our North American operations, including accounting, procurement and information systems support. Our Specialty operations maintain primary procurement, accounting and finance functions in Exeter, Pennsylvania. Certain back-office support functions for our segments are performed in Bangalore, India. Our European operations maintain procurement, accounting and finance functions in Wembley, outside of London, England and in Schiedam, the Netherlands. In addition to these offices, we have numerous operating facilities that handle wholesale and self service retail product operations. We operate out of more than 750 locations in total, most of which are leased. Many of our locations stock multiple product types or serve more than one function.
Included in our total locations are 216 facilities in the U.K., including the 500,000 square foot national distribution center in Tamworth that houses inventory to supply the hubs and branches of our U.K. operations. We also operate 75 facilities in continental Europe, 38 facilities in Canada, six facilities in Scandinavia, two facilities in Central America, one facility in Mexico, and one facility in Brazil. Additionally, we operate an aftermarket parts warehouse in Taiwan to aggregate inventory for shipment to our locations in North America.

INFORMATION TECHNOLOGY
In our North American operations, our aftermarket operations use a third party enterprise management system. Additional third party software packages have been implemented to leverage the centralized data and information that a single system provides, such as a data warehouse to conduct enhanced analytics and reporting, an integrated budgeting system, an electronic data interchange tool, and eCommerce tools to enhance our online business-to-business initiatives -OrderKeystone.com and Keyless. The systems used by our aftermarket operations are also used by all of our refurbishing operations.
Our wholesale recycled product locations in North America operate an internally-developed, proprietary enterprise management system called LKQX. We believe that the use of a single system across all of our wholesale recycled product operations helps facilitate the sales process, allows for continued implementation of standard operating procedures, and yields improved training efficiency, employee transferability, access to our national inventory database, management reporting and data storage. The system also supports an electronic exchange process for identifying and locating parts at other select recyclers and facilitates brokered sales to fill customer orders for items not in stock. Our bidding specialists responsible for procuring vehicles for our wholesale salvage operations are equipped with a proprietary software application that compares the vehicles at the salvage auctions to our current inventory, historical demand, and recent average selling prices to arrive at an estimated maximum bid. This bidding system reduces the likelihood of purchasing unneeded parts that might result in obsolete inventory.
To better serve our customers, a consolidated approach has been taken for the electronic sale of aftermarket and salvage products. A full suite of eCommerce services is available to approved partners that helps us improve order accuracy, reduce return rate and better fit our customer workflow. Using these services in coordination with our partners, products can be searched, priced and ordered without leaving the customers' own operating systems.
Online sales of our Specialty products take place through our ekeystone.com site. The site provides customers (i) the ability to match products with the make and model of car thus allowing the customer to order the right part, (ii) the product information (e.g. pictures, attributes) available for review and (iii) the convenience of searching inventory availability and ordering the product on the site. Additionally, the site can provide sales opportunities by suggesting other parts to purchase based on an inquiry submitted by the customer.
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
The hardware that supports the systems used in our operations is located in offsite data centers. The centers are in secure environments with around-the-clock monitoring, redundant power backup, and multiple, diverse data and telecommunication routing. We use separate third party provided software for our financial systems such as financial and budget reporting, general ledger accounting, accounts payable, payroll, and fixed assets. We currently protect our local customer, inventory, and corporate consolidated data, such as financial information, e-mail files, and other user files, with daily backups. These backups are stored off site with a third party data protection vendor. Additionally, we restrict access to customer, employee and vendor data to those users that have permission granted to them as part of their job function. We have made investments in various logging, encryption, event correlation and data loss prevention software to reduce the risk of unauthorized access and extraction of personally identifiable information of all types including that of vendors, customers and employees. Customer credit card information is not stored within the company’s computing environment, and the card information is encrypted when it is transmitted and processed for authorization.
We continually evaluate our systems with the goal of ensuring that all critical systems remain secure, scalable, and operational as our business grows.

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
Legislation Affecting Automotive Repair Parts
Most states have laws relating to the use of aftermarket products in motor vehicle collision repair work. The provisions of these laws may include consumer disclosure, vehicle owner's consent regarding the use of aftermarket products in the repair process, and the requirement to have aftermarket products certified by an independent testing organization. Some jurisdictions have laws that regulate the sale of certain recycled products that we provide, such as airbags. Additional laws of this kind may be enacted in the future. An increase in the number of states passing such legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse impact on our business. Additionally, Congress could enact federal legislation restricting the use of aftermarket and recycled automotive products used in the course of collision repair.

SEASONALITY
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related accidents, which generate repairs. We expect our specialty operations to generate greater revenue and earnings in the first half of the year, when vehicle owners tend to install specialty products.

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

OEMs and other manufacturers have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the U.S. International Trade Commission.

To the extent OEMs and other manufacturers are seeking and obtaining more design patents than they have in the past and are successful in asserting infringement of these patents and defending their validity, we could be restricted or prohibited from selling certain aftermarket products, which could have an adverse effect on our business. We will likely incur significant expenses investigating and defending intellectual property infringement claims. In addition, aftermarket products certifying organizations may revoke the certification of parts that are the subject of the claims. Lack of certification may negatively impact us because many major insurance companies recommend or require the use of aftermarket products only if they have been certified by an independent certifying organization.

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

Our business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. We incur substantial freight costs to import parts from our suppliers, many of whom are located in Asia. If the cost of freight rose we might not be able to pass the cost increases on to our customers. Furthermore, although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products.  In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory.  Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, natural disasters, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China, Japan and Taiwan. Because a substantial volume of our sales involves products manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers. Additionally, as manufacturers convert to raw materials other than steel, it may be more difficult or expensive to source aftermarket parts made with such materials and it may be more difficult for repair shops to work with such materials in the repair process.

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

If we buy a company or a division of a company, we may experience difficulty integrating that company's or division's personnel and operations, which could negatively affect our operating results. In addition:
•the key personnel of the acquired company may decide not to work for us;
•customers of the acquired company may decide not to purchase products from us;
•suppliers of the acquired company may decide not to sell products to us;
•we may experience business disruptions as a result of information technology systems conversions;
•we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;
•we may be held liable for environmental, tax or other risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;
•we may intentionally assume the liabilities of the companies we acquire, which could result in material adverse affects on our business;
•our existing business may be disrupted or receive insufficient management attention;
•we may not be able to realize the cost savings or other financial benefits we anticipated, either in the amount or in the time frame that we expect; and
•we may incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.
Our annual and quarterly performance may fluctuate.

Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Future factors that may affect our operating results include, but are not limited to, those listed in the Special Note on Forward-Looking Statements in this Annual Report on Form 10-K. Accordingly, our results of operations may not be indicative of future performance. These fluctuations in our operating results may cause our results to fall below our published financial guidance and the expectations of public markets, which could cause our stock price or the value of our debt instruments to decline.

Fluctuations in the prices of metals and other commodities could adversely affect our financial results.

Our recycling operations generate scrap metal and other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been used in our self service retail business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive "crush only" vehicles from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals. The prices of scrap and other metals have historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent that the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of our inventory value could be required. The cost of our wholesale recycled and our self service retail inventory purchases will change as a result of fluctuating scrap metal and other metals prices. In a period of falling metal prices, there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal and other metals prices decline, and there may be a delay between the scrap metal and other metals price reductions and any inventory cost reductions. The prices of steel, aluminum, and plastics are components of the cost to manufacture products for our aftermarket business. If the price of commodities rise and result in higher costs to us for products we sell, we may not be able to pass these higher costs on to our customers.

If we determine that our goodwill or other intangible assets have become impaired, we may incur significant charges to our pre-tax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2014, our total goodwill subject to future impairment testing was $2.3 billion. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Policies and Estimates section of Item 7 in this Annual Report on Form 10-K.

We amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review other intangible assets for possible impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2014, the value of our other intangible assets, net of accumulated amortization, was $246 million.

If the number of vehicles involved in accidents declines or the number of cars being repaired declines, our business could suffer.

Our business depends on vehicle accidents and mechanical failures for both the demand for repairs using our products and the supply of recycled, remanufactured and refurbished parts. Thus, our business is impacted by factors which influence the number and/or severity of accidents and mechanical failures including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, the use of cellular telephones and other electronic equipment by drivers, the use of alcohol and drugs by drivers, the effectiveness of accident avoidance systems in new vehicles, the reliability of new OEM parts, and the condition of roadways. Additionally, an increase in fuel prices may cause the number of vehicles on the road, the number of miles driven, and the need for mechanical repairs and maintenance to decline, as motorists seek alternative transportation options. Mild weather conditions, particularly during winter months, tend to result in a decrease in vehicle accidents. Moreover, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones or other electronic devices while driving, and such restrictions could lead to a decline in accidents.

Systems designed to help drivers avoid accidents are becoming more prevalent and more technologically sophisticated. To the extent OEMs install or are mandated by law to install accident avoidance systems in their vehicles, the number and severity of accidents could decrease, which could have a material adverse effect on our business.

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

In the event that we decide to switch providers or to implement upgrades or replacements to our own systems, we may also suffer disruptions to our business. We may be unsuccessful in the development of our own systems, and we may underestimate the costs and expenses of developing and implementing our own systems. Also, our revenue may be hampered during the period of implementing an alternative system, which period could extend longer than we anticipated.

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

We have operations in Belgium, Canada, France, Mexico, Sweden, The Netherlands, Taiwan and the U.K., and we may expand our operations in these countries and into other countries. Our foreign operations expose us to additional risks associated with international business, which could have an adverse effect on our business, results of operations and/or financial condition, including import and export requirements and compliance with anti-corruption laws, such as the U.K. Bribery Act 2010 and the Foreign Corrupt Practices Act. We also incur costs in currencies, other than our functional currencies, in the countries in which we operate. We are thus subject to foreign exchange exposure to the extent that we operate in different currencies, as well as exposure to foreign tax and other foreign and domestic laws. In addition, Mexico is currently experiencing a heightened level of criminal activity that could affect our ability to maintain our supply of certain aftermarket products.

New regulations related to conflict-free minerals may force us to incur additional expenses and otherwise adversely impact our business.

In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted final rules regarding disclosure of the use of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) or adjoining countries. These new requirements impose significant burdens on U.S. public companies. Compliance with the rules requires substantial due diligence in an effort to determine whether products contain the conflict minerals.  The results of such due diligence efforts must be disclosed on an annual basis in a filing with the SEC.

Our supply chain is complex and we may incur significant costs to determine the source of any such minerals used in our products. We may also incur costs with respect to potential changes to products, processes or sources of supply as a consequence of our diligence activities. Further, the implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering products free of conflict minerals in some circumstances, we cannot be sure that we will be able to obtain necessary products from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement. Accordingly, these rules could have a material adverse effect on our business, results of operations and/or financial condition.

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

As of December 31, 2014, we had $1.9 billion aggregate principal amount of debt outstanding, including $664 million under our senior secured credit facilities, $600 million aggregate principal amount of 4.75% senior notes due 2023, $433.1 million under our term loan, and $95 million under our accounts receivable securitization program. As of December 31, 2014, we also had $1.1 billion of undrawn availability (after giving effect to approximately $60 million of outstanding letters of credit) under our revolving credit facilities and $2 million of undrawn availability under our accounts receivable securitization program.

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
In addition, if we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the ability to service such debt would increase.
Although we are subject to our senior secured credit facilities for so long as they remain in effect, the indenture that governs the senior notes does not restrict the future incurrence of unsecured indebtedness, guarantees or other obligations. The indenture contains certain limitations on our ability to incur liens on assets, sell our assets, make dividends and distributions and engage in sale and leaseback transactions. However, these limitations are subject to important exceptions. In addition, the indenture does not contain many other restrictions, including certain restrictions contained in our senior secured credit facilities, including, without limitation, investments, incurring indebtedness or prepaying subordinated indebtedness or engaging in transactions with our affiliates.

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
•pay dividends or certain other distributions on our capital stock or repurchase our capital stock or prepay subordinated indebtedness;
•incur liens on assets;
•make certain investments or other restricted payments;
•engage in transactions with affiliates;
•sell certain assets or merge or consolidate with or into other companies;
•guarantee indebtedness; and
•alter the business we conduct.
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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the senior secured credit facilities and the indenture that governs our senior notes limit the use of the proceeds from certain dispositions of our assets; as a result, our senior secured credit facilities and our senior notes may prevent us from using the proceeds from such dispositions to satisfy all of our debt service obligations.
In addition, we are a holding company and repayment of our indebtedness is dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are borrowers or guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on the indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and, under certain circumstances, distributions from our subsidiaries may be subject to significant taxes that reduce the amount of such distributions available to us. In the event that we do not receive sufficient distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our future capital needs may require that we seek to refinance our debt or obtain additional debt or equity financing, events that could have a negative effect on our business.

We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. Funds may not be available or available on terms acceptable to us as a result of different factors, including but not limited to turmoil in the credit markets that results in the tightening of credit conditions and current or future regulations applicable to the financial institutions from whom we seek financing. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we refinance or restructure our debt, we may incur charges to write off the unamortized portion of deferred debt issuance costs from a previous financing, or we may incur charges related to hedge ineffectiveness from our interest rate swap obligations. In addition, there are restrictions in the indenture that governs our senior notes on our ability to refinance the notes prior to 2018. If we fail to raise capital when needed, our business may be negatively affected.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly and could affect the value of our senior notes.

Certain borrowings under our senior secured credit facilities and the borrowing under our accounts receivable securitization facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Moreover, changes in market interest rates could affect the trading value of our senior notes.

A downgrade in our credit rating would impact our cost of capital and could impact the market value of our senior notes.

Credit ratings have an important effect on our cost of capital. Credit rating agencies rate our debt securities on factors that include, among other items, our results of operations, business decisions that we make, their view of the general outlook for our industry, and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating or placing us on a watch list for possible future downgrading. We believe our current credit ratings enhance our ability to borrow funds at favorable rates.  A downgrade in our current credit rating from a rating agency could adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our credit facilities.  A downgrade could also adversely affect the market price and/or liquidity of our senior notes, preventing a holder from selling the notes at a favorable price, as well as adversely affect our ability to issue new notes in the future or incur other indebtedness upon favorable terms.

The right to receive payments on the senior notes is effectively junior to those lenders who have a security interest in our assets.

Our obligations under the senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our and each co-borrower’s obligations under our senior secured credit facilities and each guarantor’s obligations under their respective guarantees of the senior secured credit facilities are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of most of our wholly-owned United States subsidiaries and the stock of certain of our non-United States subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior secured credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the senior notes, even if an event of default exists under the indenture governing the notes. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the senior notes, then that guarantor will be released from its guarantee of the senior notes automatically and immediately upon such sale. In any such event, because the senior notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims by holders of the senior notes could be satisfied or, if any assets remained, they might be insufficient to satisfy claims fully.
United States federal and state statutes allow courts, under specific circumstances, to void the senior notes and the guarantees, subordinate claims in respect of the senior notes and the guarantees, and require holders of the senior notes to return payments received from us or the guarantors.
Our direct and indirect domestic subsidiaries that are obligors under the senior secured credit facilities also guarantee the obligations under the senior notes. Our issuance of the senior notes and the issuance of the guarantees by the guarantors under the secured credit facilities and the senior notes may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by, or on behalf of, our unpaid creditors or the unpaid creditors of a guarantor. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, a court may avoid or otherwise decline to enforce the senior secured credit facilities, the senior notes or a guarantor’s guarantee, or may subordinate the senior secured credit facilities, the senior notes or such guarantee to our or the applicable guarantor’s existing and future indebtedness. While the relevant laws may vary from state to state, a court might do so if it found that when indebtedness under the senior secured credit facilities was incurred, or the senior notes were issued, or when the applicable guarantor entered into its guarantee, or, in some states, when payments became due under the senior secured credit facilities, the senior notes or such guarantee, the borrower, the issuer or the applicable guarantor received less than reasonably equivalent value or fair consideration and:

•	was insolvent or rendered insolvent by reason of such incurrence;
•was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.
A court would likely find that we or a guarantor did not receive reasonably equivalent value or fair consideration for the senior secured credit facilities, the senior notes or such guarantee if we or such guarantor did not substantially benefit directly or indirectly from the senior secured credit facilities or the issuance of the senior notes. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a borrower, an issuer or a guarantor, as applicable, would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
A court might also void the senior secured credit facilities, the senior notes or a guarantee, without regard to the above factors, if the court found that the senior secured credit facilities or the senior notes were incurred or issued or the applicable guarantor entered into its guarantee with actual intent to hinder, delay or defraud its creditors. In addition, any payment by us or a guarantor pursuant to the senior secured credit facilities, the senior notes or its guarantee could be avoided and required to be returned to us or such guarantor or to a fund for the benefit of our or such guarantor’s creditors, and accordingly the court might direct the lenders under the senior secured credit facilities or the holders of the senior notes to repay any amounts already received from us or such guarantor. Although each guarantee will contain a “savings clause” intended to limit the subsidiary guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its subsidiary guarantee to be a fraudulent transfer, this provision may not be effective to protect any subsidiary guarantees from being avoided under fraudulent transfer law. Furthermore, in Official Committee of Unsecured Creditors of TOUSA, Inc. v Citicorp North America, Inc., the United States Bankruptcy Court in the Southern District of Florida held that a savings clause similar to the savings clause included in the documents relating to our senior secured credit facilities and senior notes was unenforceable. As a result, the subsidiary guarantees were found to be fraudulent conveyances. The United States Court of Appeals for the Eleventh Circuit recently affirmed the liability findings of the Bankruptcy Court without ruling directly on the enforceability of savings clauses generally. If the TOUSA decision were followed by other courts, the risk that the guarantees would be deemed fraudulent conveyances would be significantly increased.
To the extent a court avoids the senior secured credit facilities or the senior notes or any of the guarantees as fraudulent transfers or holds the senior secured credit facilities or the senior notes or any of the guarantees unenforceable for any other reason, the lenders under the senior secured credit facilities or the holders of the senior notes, as the case may be, would cease to have any direct claim against us or the applicable guarantor. If a court were to take this action, our or the applicable guarantor’s assets would be applied first to satisfy our or the applicable guarantor’s other liabilities, if any, and might not be applied to the payment of the senior secured credit facilities or the senior notes, as the case may be. Sufficient funds to repay the senior secured credit facilities and the senior notes may not be available from other sources, including the remaining guarantors, if any.
Not all of our subsidiaries have guaranteed our senior secured credit facilities or our senior notes, and the assets of our non-guarantor subsidiaries may not be available to make payments on such obligations.

Not all of our subsidiaries have guaranteed the senior secured credit facilities or the senior notes. In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to the lenders under the senior secured credit facilities or the holders of the senior notes. Consequently, claims in respect of the senior secured credit facilities and the senior notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries, including trade payables, and any claims of third party holders of preferred equity interests, if any, in our non-guarantor subsidiaries. For the year ended December 31, 2014, our subsidiaries that are not borrowers under or do not guarantee the senior secured credit facilities and our subsidiaries that do not guarantee the senior notes represented approximately 33% and 25% of our total revenue and operating income, respectively. In addition, these non-guarantor subsidiaries represented approximately 35% and 36% of our total assets and total liabilities, respectively, as of December 31, 2014 (excluding, in each case, intercompany amounts) with respect to both the senior secured credit facilities and the senior notes. Of these amounts, as of the same date, our subsidiaries that do not guarantee the senior notes and our subsidiaries that do not guarantee the senior secured credit facilities had approximately $647.6 million of outstanding indebtedness (which includes $523.9 million of borrowings under our revolving credit facilities by foreign subsidiaries that are borrowers under the revolving credit facilities but that do not guarantee the notes).
We may not be able to repurchase the senior notes upon a change of control or pursuant to an asset sale offer.
Upon a change of control, as defined in the indenture governing the senior notes, the holders of the notes will have the right to require us to offer to purchase all of the notes then outstanding at a price equal to 101% of their principal amount plus accrued and unpaid interest. Such a change of control would also be an event of default under our senior secured credit facilities. In order to obtain sufficient funds to pay amounts due under the senior secured credit facilities and the purchase price of the outstanding senior notes, we expect that we would have to refinance our indebtedness. We cannot assure you that we would be able to refinance our indebtedness on reasonable terms, if at all. Our failure to offer to purchase all outstanding senior notes or to purchase all validly tendered senior notes would be an event of default under the indenture. Such an event of default may cause the acceleration of our other debt. Our other debt also may contain restrictions on repayment requirements with respect to specified events or transactions that constitute a change of control under the indenture.
The definition of change of control in the indenture governing the senior notes includes a phrase relating to the sale of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of senior notes to require us to repurchase its notes as a result of a sale of less than all our assets to another person may be uncertain.
In addition, in certain circumstances as specified in the indenture governing the senior notes, we will be required to commence an asset sale offer, as defined in the indenture, pursuant to which we will be obligated to purchase certain senior notes at a price equal to 100% of their principal amount plus accrued and unpaid interest with the proceeds we receive from certain asset sales. Our other debt may contain restrictions that would limit or prohibit us from completing any such asset sale offer. In particular, our senior secured credit facilities contain provisions that require us, upon the sale of certain assets, to apply all of the proceeds from such asset sale to the prepayment of amounts due under the senior secured credit facilities. The mandatory prepayment obligations under the senior secured credit facilities will be effectively senior to our obligations to make an asset sale offer with respect to the senior notes under the terms of the indenture. Our failure to purchase any such senior notes when required under the indenture would be an event of default under the indenture.

Key terms of the senior notes will be suspended if the notes achieve investment grade ratings and no default or event of default has occurred and is continuing.
Many of the covenants in the indenture governing the senior notes will be suspended if the notes are rated investment grade by Standard & Poor’s and Moody’s provided at such time no default or event of default has occurred and is continuing, including those covenants that restrict, among other things, our ability to pay dividends, incur liens and to enter into certain other transactions. There can be no assurance that the senior notes will ever be rated investment grade. However, suspension of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force (although provisions under our other debt, like the senior secured credit facilities, may continue to restrict us from engaging in these transactions), and the effects of any such transactions will be permitted to remain in place even if the senior notes are subsequently downgraded below investment grade.
The liquidity and market value of the senior notes may change due to a variety of factors.
The liquidity of any trading market in the senior notes, and the market price quoted for the senior notes, may be adversely affected by changes in the overall market for these types of securities, changes in interest rates, changes in our ratings, and changes in our financial performance or prospects or in the prospects for companies in our industries generally.

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
In addition, we are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "LKQ." At December 31, 2014, there were 25 record holders of our common stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on NASDAQ.

	High	Low
2013
First Quarter	$23.99	$20.09
Second Quarter	26.58	20.28
Third Quarter	32.29	25.38
Fourth Quarter	34.32	30.61
2014
First Quarter	32.90	24.46
Second Quarter	29.84	24.95
Third Quarter	29.21	25.15
Fourth Quarter	29.64	25.04
We have not paid any cash dividends on our common stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our senior secured credit agreement and our senior notes indenture contain, and future financing agreements may contain, limitations on payment of cash dividends or other distributions of assets. Based on limitations in effect under our senior secured credit agreement and senior notes indenture as of December 31, 2014, the maximum amount of dividends we could pay in 2015 is approximately $550 million. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
The following graph compares the percentage change in the cumulative total returns on our common stock, the NASDAQ Stock Market (U.S.) Index and the following group of peer companies (the "Peer Group"): Copart, Inc.; O'Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co., for the period beginning on December 31, 2009 and ending on December 31, 2014 (which was the last day of our 2014 fiscal year). The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the NASDAQ Stock Market (U.S.) Index and the Peer Group was $100 on December 31, 2009 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
LKQ Corporation	$100	$116	$154	$215	$336	$287
NASDAQ Stock Market (U.S.) Index	$100	$118	$117	$138	$191	$221
Peer Group	$100	$141	$190	$211	$266	$335

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

Issuer Purchases of Equity Securities

The following table presents the stock repurchase activity for each of the three months in the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	4,695	$26.75	—	—
November 1, 2014 - November 30, 2014	—	—	—	—
December 1, 2014 - December 31, 2014	—	—	—	—
Total	4,695	$26.75	—	—

(1) Represents shares withheld to satisfy estimated statutory income tax obligations due upon the vesting of restricted stock.

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2014 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
	(1)	(2)	(3)	(4)	(5)
Statements of Income Data:
Revenue	$6,740,064	$5,062,528	$4,122,930	$3,269,862	$2,469,881
Cost of goods sold	4,088,151	2,987,126	2,398,790	1,877,869	1,376,401
Gross margin	2,651,913	2,075,402	1,724,140	1,391,993	1,093,480
Operating income	649,868	530,180	437,953	361,483	297,877
Other expense (income)
Interest expense	64,542	51,184	31,429	24,307	29,765
Other (income) expense, net	(2,562)	3,169	(2,643)	1,405	(2,013)
Income from continuing operations before provision for income taxes	587,888	475,827	409,167	335,771	270,125
Provision for income taxes	204,264	164,204	147,942	125,507	103,007
Equity in earnings of unconsolidated subsidiaries	(2,105)	—	—	—	—
Income from continuing operations	$381,519	$311,623	$261,225	$210,264	$167,118
Basic earnings per share from continuing operations	$1.26	$1.04	$0.88	$0.72	$0.58
Diluted earnings per share from continuing operations	$1.25	$1.02	$0.87	$0.71	$0.57
Weighted average shares outstanding-basic	302,343	299,574	295,810	292,252	286,542
Weighted average shares outstanding-diluted	306,045	304,131	300,693	296,750	291,714

	Year Ended December 31,
	2014	2013	2012	2011	2010
Other Financial Data:
Net cash provided by operating activities	$370,897	$428,056	$206,190	$211,772	$159,183
Net cash used in investing activities	(920,994)	(505,606)	(352,534)	(571,607)	(191,583)
Net cash provided by financing activities	519,003	165,941	157,072	311,411	18,962
Capital expenditures	140,950	90,186	88,255	86,416	61,438
Business acquisitions(6)	775,921	408,384	265,336	486,934	143,578
Depreciation and amortization	125,437	86,463	70,165	54,505	41,428
Balance Sheet Data:
Total assets	$5,573,492	$4,518,774	$3,723,456	$3,199,704	$2,299,509
Working capital	1,566,721	1,121,864	896,407	752,042	611,555
Long-term obligations, including current portion	1,864,562	1,305,781	1,118,478	956,076	600,954
Stockholders' equity	2,720,657	2,350,745	1,964,094	1,644,085	1,414,161

(1)	Includes results of operations of Keystone Specialty from its acqusition effective January 3, 2014 and 22 other businesses from their respective acquisition dates in 2014.

(2)	Includes the results of operations of Sator Beheer B.V. from its acquisition effective May 1, 2013 and 19 other businesses from their respective acquisition dates in 2013.

(3)
Includes the results of operations of 30 businesses from their respective acquisition dates in 2012. Our 2012 results include gains totaling $17.9 million, which are included in Cost of goods sold, resulting from lawsuit settlements with certain of our aftermarket product suppliers.

(4)
Includes the results of operations of Euro Car Parts Holdings Limited from its acquisition effective October 1, 2011 and 20 other businesses from their respective acquisition dates in 2011. Our 2011 results include a loss on debt extinguishment of $5.3 million related to our execution of our new senior secured credit facilities on March 25, 2011. The loss on debt extinguishment is included in Other expense, net.

(5)	Includes the results of operations of 20 businesses from their respective acquisition dates in 2010.

(6)	Includes cash paid for acquisitions, net of cash acquired.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We provide replacement parts, components and systems used in the repair and maintenance of vehicles, as well as specialty vehicle products and accessories.
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
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom and the Benelux region of continental Europe. In addition to our wholesale operations, we operate heavy truck facilities and self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. In 2014, we expanded our product offering to include specialty vehicle aftermarket equipment and accessories through the acquisition of Keystone Specialty.
We are organized into four operating segments: Wholesale - North America; Wholesale - Europe; Self Service; and Specialty. We aggregate our North American operating segments (Wholesale - North America and Self Service) into one reportable segment, resulting in three reportable segments: North America, Europe and Specialty.
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
On January 3, 2014, we completed our acquisition of Keystone Specialty. Keystone Specialty is a leading distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates logistics and administrative cost synergies and potential cross-selling opportunities.
In addition to our acquisition of Keystone Specialty, we made 22 acquisitions during 2014, including 9 wholesale businesses in North America, 9 wholesale businesses in Europe, 2 self service retail operations, and 2 specialty vehicle aftermarket businesses. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were customers of and distributors for our Netherlands subsidiary, Sator. In the Netherlands, we are currently converting our existing distribution model to better align with that of our U.K. operations. This realignment will allow us to sell directly to the end repair shop customer versus through a local wholesale distributor, which we expect to improve margins, customer service, and fulfillment rates, and position us well to introduce additional product categories, such as collision and specialty vehicle, in the long term. Our other acquisitions completed during the year ended December 31, 2014 enabled us to expand into new product lines and enter new markets.
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
In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop an alternative vehicle replacement parts business in those countries. We are contributing our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts, while Suncorp is supplying salvage vehicles to the venture as well as assisting in establishing relationships with repair shops as customers. Our investment expanded our geographic presence into Australia and New Zealand and provides the opportunity to establish a leadership position in the supply of alternative parts in those countries.
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. For the year ended December 31, 2014, parts and services revenue represented approximately 90% of our consolidated revenue.
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
With our January 3, 2014 acquisition of Keystone Specialty, our revenue from aftermarket, other new and refurbished products also includes revenue generated from the sale of specialty aftermarket vehicle equipment and accessories. These products are primarily sold to a large customer base of specialty vehicle retailers and equipment installers, including mostly independent, single-site operators. Specialty vehicle aftermarket products are typically installed on vehicles within the first year of ownership to enhance functionality, performance or aesthetics. As a result, the demand for these products is influenced by new and used vehicle sales and the overall economic health of vehicle owners, which may be affected by general business conditions, interest rates, inflation, consumer debt levels and other matters that influence consumer confidence and spending. The prices for our specialty vehicle products are based on manufacturers' suggested retail prices, with discounts applied based on prevailing market conditions, customer volumes and promotions that we may offer from time to time.
For the year ended December 31, 2014, revenue from other sources represented approximately 10% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.

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
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, towing and storage fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), the age of vehicles at auction and the status of laws regulating bidders or exporters of salvage vehicles. From time to time, we may also adjust our buying strategy to target vehicles with different attributes (for example, age, level of damage, revenue potential). Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling generally account for between 8% and 10% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores; freight; and costs to remanufacture the products, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our remanufacturing operations.
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
Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel; advertising, promotion and marketing costs; credit card fees; telephone and other communication expenses; and bad debt expense. Personnel costs generally account for between 75% and 80% of our selling and marketing expenses. Most of our sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.
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

Seasonality
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related accidents, which generate repairs. We expect our specialty vehicle operations to generate greater revenue and earnings in the first half of the year, when vehicle owners tend to install specialty products.
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
Revenue Recognition
We recognize and report revenue from the sale of vehicle products when they are shipped to or picked up by the customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that management estimates based upon historical information. A product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold. If actual returns and allowances are higher than our historical experience, there would be an adverse impact on our operating results in the period of occurrence.
We recognize revenue from the sale of scrap metal, other metals, and cores when title has transferred, which typically occurs upon delivery to the customer.
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
All inventory is recorded at the lower of cost or market. The carrying value of our inventory includes a provision for excess and obsolete inventory, which we calculate based on a detailed review of current inventory on hand, historical sales experience, and anticipated demand. The carrying value is adjusted downward when anticipated demand is less than inventory on hand, inventories have become obsolete or inventory costs are in excess of net realizable value.
Business Combinations
We record our acquisitions under the acquisition method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. We utilize management estimates and, in some instances, independent third-party valuation firms to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance. The purchase price allocation is subject to change during the measurement period, which is limited to one year subsequent to the acquisition date.

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
We are organized into four operating segments: Wholesale-North America; Wholesale-Europe; Self Service; and Specialty. We have also concluded that these four operating segments are reporting units for purposes of goodwill impairment testing in 2014. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During 2014, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not perform any impairment tests other than our annual test in the fourth quarter of 2014.
Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of December 31, 2014, we had a total of $2.3 billion in goodwill subject to future impairment tests. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2014. A 10% decrease in the fair value estimates of the reporting units in the annual impairment test would not have changed this determination.
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
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	60.7%	59.0%	58.2%
Gross margin	39.3%	41.0%	41.8%
Facility and warehouse expenses	7.8%	8.4%	8.4%
Distribution expenses	8.6%	8.5%	9.1%
Selling, general and administrative expenses	11.3%	11.8%	12.0%
Restructuring and acquisition related expenses	0.2%	0.2%	0.1%
Depreciation and amortization	1.8%	1.6%	1.6%
Operating income	9.6%	10.5%	10.6%
Other expense, net	0.9%	1.1%	0.7%
Income before provision for income taxes	8.7%	9.4%	9.9%
Provision for income taxes	3.0%	3.2%	3.6%
Equity in earnings of unconsolidated subsidiaries	(0.0)%	—%	—%
Net income	5.7%	6.2%	6.3%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
	2014	2013	Acquisition	Organic	Foreign Exchange	Total Change
Parts & services revenue	$6,086,759	$4,429,580	27.8%	9.0%	0.6%	37.4%
Other revenue	653,305	632,948	9.3%	(6.0)%	(0.1)%	3.2%
Total revenue	$6,740,064	$5,062,528	25.5%	7.1%	0.6%	33.1%
Refer to the discussion of our segment results of operations for factors contributing to revenue growth during 2014 compared to the prior year.
Cost of Goods Sold. Our cost of goods sold increased to 60.7% of revenue in 2014 from 59.0% of revenue in 2013. The increase in cost of goods sold was primarily the result of lower margins generated by certain of our acquired businesses, which increased cost of goods sold by 2.0% of revenue. Our Keystone Specialty business operates a three step distribution model, which generates lower gross margins compared to our revenue from sales directly to repairers, and therefore was responsible for 1.2% of the increase in cost of goods sold as a percentage of revenue. Our other acquisitions completed since the beginning of the prior year were responsible for the remainder of the acquisition impact on cost of goods sold, none of which had a material impact on our gross margins individually. Partially offsetting the impact of our acquisitions, improvement in our North American gross margins decreased cost of goods sold by 0.4% of revenue. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the year ended December 31, 2014 compared to the year ended December 31, 2013.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the year ended December 31, 2014 decreased to 7.8% from 8.4% in the prior year, which was primarily due to the effect of our Keystone Specialty acquisition. Compared to our other North American operations, Keystone Specialty stores a greater portion of inventory at its regional distribution centers, the costs of which are capitalized into inventory and expensed through cost of goods sold. In our North American wholesale operations, most of the inventory sold by our locations is stored on site rather than in distribution centers, and the related facility and warehouse expenses are recorded in this line item.
Distribution Expenses. As a percentage of revenue, distribution expenses increased to 8.6% in 2014 from 8.5% in 2013, primarily due to greater costs in our European segment. In our U.K. operations, we incurred greater personnel expenditures as a result of 59 new branch openings since the beginning of the prior year, which increased distribution expenses by 0.1% of revenue.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the year ended December 31, 2014 decreased to 11.3% of revenue from 11.8% of revenue in the prior year. Our acquisitions contributed 0.4% of the reduction in expense, including primarily the effect of Keystone Specialty, which has lower selling, general and administrative costs compared to our other operations. Greater leverage of our sales force and general and administrative personnel in our North American operations contributed an additional 0.3% improvement in costs as a percentage of revenue. These reductions in expense as a percentage of revenue were partially offset by greater expenses in our European operations, including greater expenditures for our sales force, primarily related to new branch openings, and higher advertising costs compared to the prior year period, which increased selling, general and administrative expenses by 0.2% of revenue.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2014		2013		Change
Restructuring expenses	$11,123	(1)	$3,526	(2)	$7,597
Acquisition related expenses	3,683	(3)	6,647	(4)	(2,964)
Total restructuring and acquisition related expenses	$14,806		$10,173		$4,633

(1)
Includes $5.8 million of expense related to the integration of our Keystone Specialty acquisition, as well as $1.9 million, $1.0 million, and $0.8 million of expense related to the integration of acquired businesses in our European, North American and Specialty segments, respectively. Additionally, we incurred $1.6 million of severance costs to terminated employees as part of the ongoing rationalization of our European operations.

(2)
Includes $2.1 million of restructuring expenses related to the integration of certain of our 2013 European acquisitions and $1.4 million of restructuring expenses related to the integration of certain of our 2012 North American acquisitions.

(3)	Includes external costs primarily related to our acquisitions of seven distribution companies in the Netherlands.

(4)	Includes external costs primarily related to our acquisitions of Sator, five automotive paint distribution businesses in the U.K. and our January 2014 acquisition of Keystone Specialty.
See Note 9, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table provides additional information about the increase in depreciation and amortization compared to the prior year (in thousands):

	Year Ended December 31,
	2014	2013	Change
Depreciation	$86,216	$67,122	$19,094	(1)
Amortization	34,503	13,847	20,656	(2)
Total depreciation and amortization	$120,719	$80,969	$39,750

(1)	Increase in depreciation is a result of increased levels of property and equipment to support our organic and acquisition related growth.

(2)
Increase in amortization is a result of amortization of intangible assets related to our acquisitions completed since the beginning of the prior year. We recognized $78.1 million of intangibles related to our January 2014 acquisition of Keystone Specialty and $45.3 million of intangibles related to our May 2013 acquisition of Sator.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the year ended December 31, 2013	$54,353
Increase (decrease) due to:
Interest expense	13,358	(1)
Loss on debt extinguishment	(2,471)	(2)
Changes in fair value of contingent consideration liabilities	(4,355)	(3)
Interest and other income, net	1,095	(4)
Net increase	7,627
Other expense, net for the year ended December 31, 2014	$61,980

(1)
Increased $17.8 million as a result of higher average outstanding debt levels, primarily to finance our Keystone Specialty and 2014 European acquisitions, partially offset by a decrease of $4.4 million as a result of lower interest rates relative to the prior year, primarily due to a lower applicable margin on our credit agreement borrowings as a result of our March 2014 amendment.

(2)
In 2014, we incurred a loss on debt extinguishment of $0.3 million related to the March 2014 amendment to our senior secured credit agreement, compared to a loss on debt extinguishment of $2.8 million during the prior year related to our May 2013 amendment to our senior secured credit credit agreement.

(3)
During 2014, we recorded gains of $1.9 million as a result of fair value adjustments to our contingent consideration liabilities, compared to losses of $2.5 million in the prior year. See Note 6, "Fair Value Measurements" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our contingent payment arrangements.

(4)	Primarily due to $0.9 million of greater losses as a result of foreign currency exchange for the year ended December 31, 2014 compared to the year ended December 31, 2013.
See Note 4, "Long-Term Obligations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the amendments to our credit agreement.

Provision for Income Taxes. Our effective income tax rate was 34.7% for the year ended December 31, 2014, compared to 34.5% for the year ended December 31, 2013. The lower effective income tax rate in 2013 primarily reflects the discrete benefit related to the revaluation of our net U.K. deferred tax liabilities as a result of reductions in the U.K. corporate income tax rate.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue. The following table summarizes the changes in revenue by category (amounts in thousands):

	Year Ended December 31,		Percentage Change in Revenue
	2013	2012	Acquisition	Organic	Foreign Exchange	Total Change
Parts & services revenue	$4,429,580	$3,563,876	13.7%	11.0%	(0.4)%	24.3%
Other revenue	632,948	559,054	14.8%	(1.5)%	(0.1)%	13.2%
Total revenue	$5,062,528	$4,122,930	13.8%	9.3%	(0.4)%	22.8%
Refer to the discussion of our segment results of operations for factors contributing to revenue growth during 2013 compared to the prior year.
Cost of Goods Sold. Our cost of goods sold increased to 59.0% of revenue in 2013 from 58.2% of revenue in 2012. In 2013, our cost of goods sold reflected a 0.7% increase as a percentage of revenue as a result of the lower gross margins generated by certain of our acquisitions, including our 2013 acquisitions of Sator and five U.K.-based paint distribution businesses, as well as our June 2012 acquisition of a precious metals refining and reclamation business. In 2012, we recognized a gain on lawsuit settlements totaling $17.9 million that did not reoccur in 2013, thus accounting for 0.4% of the increase in the 2013 cost of goods sold as a percentage of revenue. See Note 7, "Commitments and Contingencies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the lawsuit settlements. These increases in cost of goods sold as a percentage of revenue were partially offset by 0.4% improvement in gross margin in our salvage operations within our Wholesale - North America segment, which reflects the impact of various individually insignificant factors, the largest of which were lower vehicle costs and pricing improvements.
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
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2013		2012		Change
Restructuring expenses	$3,526	(1)	$2,280	(2)	$1,246
Acquisition related expenses	6,647	(3)	471		6,176
Total restructuring and acquisition related expenses	$10,173		$2,751		$7,422

(1)
Includes $2.1 million of restructuring expenses related to the integration of certain of our 2013 European acquisitions and $1.4 million of restructuring expenses related to the integration of certain of our 2012 North American acquisitions.

(2)
Includes $1.1 million related to the consolidation of our bumper and wheel refurbishing operations and $1.2 million related to the integration of certain of our 2011 and 2012 acquisitions into our existing business.

(3)	Includes external costs primarily related to our acquisitions of Sator, five automotive paint distribution businesses in the U.K. and our January 2014 acquisition of Keystone Specialty.
See Note 9, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table provides additional information about the increase in depreciation and amortization compared to the prior year (in thousands):

	Year Ended December 31,
	2013	2012	Change
Depreciation	$67,122	$54,548	$12,574	(1)
Amortization	13,847	9,545	4,302	(2)
Total depreciation and amortization	$80,969	$64,093	$16,876

(1)	Increase in depreciation is a result of increased levels of property and equipment to support our organic and acquisition related growth.

(2)	Increase in amortization is a result of higher levels of intangible assets as a result of business acquisitions, including $45.3 million related to our May 2013 acquisition of Sator.
Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the year ended December 31, 2012	$28,786
Increase due to:
Interest expense	19,755	(1)
Loss on debt extinguishment	2,795	(2)
Changes in fair value of contingent consideration liabilities	861	(3)
Interest and other income, net	2,156	(4)
Total increase	25,567
Other expense, net for the year ended December 31, 2013	$54,353

(1)
The increase in interest expense includes an approximately equal impact of higher outstanding debt balances and higher interest rates, primarily as a result of the senior notes issued in May 2013. See Note 4, "Long-Term Obligations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to our 2013 senior notes offering.

(2)
In May 2013, we executed an amended and restated senior secured credit agreement, and as a result, we expensed a portion of capitalized debt issuance costs related to the prior agreement, as well as a portion of the fees incurred with the amendment.

(3)
In 2013, we recognized expense of $2.5 million as a result of fair value adjustments to our contingent payment liabilities, compared to $1.6 million in 2012. See Note 6, "Fair Value Measurements" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our contingent payment arrangements.

(4)
The increase in interest and other income, net was primarily due to the impact of foreign currency fluctuations in the Canadian dollar, the British pound, and other currencies, which was a loss of $2.4 million during 2013 compared to a gain of $0.2 million during 2012.

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
Results of Operations—Segment Reporting
We have four operating segments: Wholesale – North America; Wholesale – Europe; Self Service; and Specialty. Our Specialty operating segment was formed with our January 3, 2014 acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Therefore, we present three reportable segments: North America, Europe and Specialty.
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2014	% of Total Revenue	2013	% of Total Revenue	2012	% of Total Revenue
Third Party Revenue
North America	$4,088,701		$3,802,929		$3,426,858
Europe	1,846,155		1,259,599		696,072
Specialty	805,208		—		—
Total third party revenue	$6,740,064		$5,062,528		$4,122,930
Total Revenue
North America	$4,089,290		$3,802,929		$3,426,858
Europe	1,846,155		1,259,599		696,072
Specialty	807,015		—		—
Eliminations	(2,396)		—		—
Total revenue	$6,740,064		$5,062,528		$4,122,930
Segment EBITDA
North America	$543,943	13.3%	$486,831	12.8%	$441,268	12.9%
Europe	167,155	9.1%	141,756	11.3%	73,673	10.6%
Specialty	79,453	9.8%	—	n/m	—	n/m
Total Segment EBITDA	$790,551	11.7%	$628,587	12.4%	$514,941	12.5%
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. Segment EBITDA is calculated as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization. See Note 13, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total Segment EBITDA to Net Income.

Because our Specialty segment was formed on January 3, 2014 with our Keystone Specialty acquisition, the discussion of our consolidated results of operations covers the factors driving the year-over-year performance of our existing business and also discusses the effect of the Specialty operations on our consolidated results. Results for the Specialty segment will not have a comparative period until the first quarter of 2015. However, compared to Keystone Specialty's unaudited results for the year ended December 31, 2013, revenue in our Specialty segment increased 15.8%. During the fourth quarter of 2014, we completed two additional acquisitions in our Specialty segment, which contributed approximately one quarter of the revenue growth. The remaining revenue growth was primarily due to greater sales volumes as a result of favorable economic conditions. Additionally, during the year ended December 31, 2014, we generated a greater proportion of revenue from our higher-end specialty vehicle products, such as truck and recreational vehicle accessories, which resulted in a favorable mix of revenue compared to the prior year unaudited results.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North American segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2014	2013	Acquisition (1)	Organic		Foreign Exchange	Total Change
Parts & services revenue	$3,437,821	$3,171,733	2.8%	6.1%	(2)	(0.5)%	8.4%
Other revenue	650,880	631,196	9.3%	(6.0)%	(3)	(0.1)%	3.1%
Total revenue	$4,088,701	$3,802,929	3.8%	4.1%		(0.5)%	7.5%

(1)	Reflects the impact of 9 wholesale businesses and 2 self service retail operations acquired during 2014.

(2)
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

(3)
Approximately half of the reduction in other revenue was due to reduced volume of scrap and other metals, with the remaining decline a result of lower prices for scrap and other metals. Compared to the prior year, our furnace operations processed lower volumes of aluminum. Additionally, we purchased fewer self service and "crush only" cars in the first quarter of 2014 as the prices demanded for vehicles in certain markets exceeded our acceptable cost given the prices of scrap and other metals. While we increased our purchasing levels during the remainder of the year to offset the shortfall, we crushed fewer vehicles compared to the prior year period due to the lag time to process these cars.

Segment EBITDA. As a percentage of total revenue, Segment EBITDA in North America increased to 13.3% during the year ended December 31, 2014 from 12.8% in the prior year. The improvement in Segment EBITDA reflects an increase in gross margin by 0.2% of revenue combined with a 0.3% reduction in operating expenses as a percentage of revenue. Our wholesale operations increased gross margin by 0.6% of revenue, including a 0.5% improvement from lower inventory purchase costs and a favorable mix effect of 0.2% as a result of generating less revenue from our lower margin sales of scrap and precious metals. The improvement in gross margin as a percentage of revenue was partially offset by the impact of our acquisition of an automotive core business in January 2014, which increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but generate lower gross margins, thereby decreasing gross margins by 0.5% of revenue. Selling, general and administrative expenses declined by 0.5% of revenue, primarily due to improved leverage of our sales force and general and administrative personnel, but this was partially offset by an increase of facility and warehouse expenses by 0.2% of revenue due to higher personnel expenditures.
Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our European segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2014	2013	Acquisition (1)	Organic (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,843,730	$1,257,847	27.0%	16.1%	3.6%	46.6%
Other revenue	2,425	1,752	12.8%	19.7%	5.8%	38.4%
Total revenue	$1,846,155	$1,259,599	26.9%	16.1%	3.6%	46.6%

(1)
Includes $131.3 million from our May 2013 acquisition of Sator, $85.6 million from our August 2013 acquisitions of five paint distributors in the U.K. and $100.3 million from our 2014 acquisitions of seven distribution companies in the Netherlands.

(2)
In our U.K. operations, revenue grew organically by 20.6%, while our continental European operations were flat with the prior year post-acquisition period, resulting in net organic revenue growth of 16.1% over the prior year. Our organic revenue growth in the U.K., which resulted from higher sales volumes, was composed of a 13.3% increase from stores open more than 12 months and a 7.3% increase from revenue generated by 59 branch openings since the beginning of the prior year through the one year anniversary of their respective opening dates. In our continental European operations, a new warehouse location in France resulted in greater sales volumes compared to the prior year period, but this growth was offset by a decline in sales into Eastern Europe as a result of the devaluation of local currencies and political instability.

(3)
Compared to the prior year, exchange rates contributed 3.6% of the revenue growth, primarily due to the strengthening of the British pound against the U.S. dollar in the first nine months of 2014. While exchanges rates positively affected revenue on a year-to-date basis, the British pound weakened against the U.S. dollar in the fourth quarter to partially offset the benefit realized during the first nine months of the year. Based on exchange rates through early February 2015 and projections for the remainder of the year, we expect there will be a negative effect on revenue from foreign currency exchange in 2015.

Segment EBITDA. As a percentage of total revenue, Segment EBITDA in our European operations decreased to 9.1% for the year ended December 31, 2014 from 11.3% during the year ended December 31, 2013. Our acquisitions completed since the beginning of the prior year were responsible for 1.1% of the decline in Segment EBITDA as a percentage of revenue, including primarily the effect of the Netherlands distributors we acquired in May 2014. The effect of the Netherlands distributors includes a negative gross margin impact of 0.3% that we believe will not affect future periods once the higher cost acquired inventory has turned and we are able to internalize the incremental distributor margin. Additionally, as we transition our continental European operations to a two step distribution model, including the effect of these acquisitions, we expect our operating expenses to increase as we internalize the cost of the distribution network; during the year ended December 31, 2014, these greater operating costs resulted in a decline in Segment EBITDA as a percentage of revenue, thereby accounting for the remaining negative impact on Segment EBITDA margins. Our existing operations were responsible for the remaining decline in Segment EBITDA, including a 0.7% effect from 59 new branch openings in the U.K. since the beginning of the prior year in our U.K. operations. Additionally, we incurred 0.2% in higher advertising expenses compared to the prior year.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North American segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2013	2012	Acquisition (1)	Organic		Foreign Exchange	Total Change
Parts & services revenue	$3,171,733	$2,868,980	4.8%	6.0%	(2)	(0.2)%	10.6%
Other revenue	631,196	557,878	14.8%	(1.6)%	(3)	(0.1)%	13.1%
Total revenue	$3,802,929	$3,426,858	6.4%	4.8%		(0.2)%	11.0%

(1)	Reflects the impact of 10 wholesale businesses and 2 self service retail operations acquired during 2013.

(2)
Organic growth in parts and services revenue is primarily due to higher sales volumes. In the first half of 2012, we experienced milder winter weather conditions, which contributed to fewer and less severe vehicle accidents, resulting in lower insurance claims. Additionally, 2013 sales volumes benefited from higher inventory purchases compared to 2012, which contributed to a greater volume of parts available for sale.

(3)
The decrease in other revenue was primarily a result of a reduction in sales volume from our furnace operations, partially offset by an increased volume of scrap and core revenue from our salvage operations.

Segment EBITDA. As a percentage of total revenue, Segment EBITDA decreased to 12.8% in 2013 from 12.9% in 2012. In 2012, we recognized a gain on lawsuit settlements totaling $17.9 million, which decreased 2013 Segment EBITDA as a percentage of revenue by 0.5% relative to 2012 as the gain did not reoccur in 2013. Our precious metals refining and reclamation business, which generates lower margins as a percentage of revenue, contributed 0.2% of the decline in Segment EBITDA, primarily due to including a full year of results in 2013 compared to only seven months in 2012. In our self service operations, a narrowing spread between the prices received for scrap and other metals and the cost of the scrap component of the cars that we crushed resulted in a decrease in Segment EBITDA of 0.2% of revenue.  These decreases were partly offset by a 0.5% improvement in Segment EBITDA margin from our wholesale salvage operations, which reflects the impact of various individually insignificant factors, the largest of which were lower vehicle costs and pricing improvements. Lower operating expenses increased Segment EBITDA by 0.2% of revenue as a result of improved leverage of our distribution workforce and lower fuel costs, partially offset by higher facility costs in our self service operations.
Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our European segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2013	2012	Acquisition (1)	Organic (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,257,847	$694,896	50.5%	31.8%	(1.3)%	81.0%
Other revenue	1,752	1,176	—%	50.7%	(1.7)%	49.0%
Total revenue	$1,259,599	$696,072	50.4%	31.8%	(1.3)%	81.0%

(1)	Acquisition related revenue growth was primarily a result of our Sator acquisition completed in May 2013.

(2)
Our organic revenue growth was a result of higher sales volumes, including a 20.8% increase from stores open more than 12 months and an 11% increase from revenue generated by 56 branch openings since the beginning of 2012 through the one year anniversary of their respective opening dates.

(3)	The weakening, on average, of the British pound against the U.S. dollar decreased revenue by 1.3% compared to the prior year.
Segment EBITDA. As a percentage of total revenue, Segment EBITDA in our European segment increased to 11.3% for the year ended December 31, 2013 from 10.6% during 2012. In our U.K. operations, improved leverage of our facilities and distribution network to support new branch openings and existing store sales growth resulted in a 1.1% improvement in Segment EBITDA as a percentage of revenue compared to the prior year. The improvement in Segment EBITDA margin in our U.K. operations was partially offset by the impact of our Sator acquisition, which decreased Segment EBITDA by 0.4% as a percentage of revenue.
2015 Outlook
We estimate that net income and diluted earnings per share for the year ending December 31, 2015, excluding the impact of any restructuring and acquisition related expenses and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities), will be in the range of $420 million to $450 million and $1.36 to $1.46, respectively.
Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	December 31, 2014	December 31, 2013
Cash and equivalents	$114,605	$150,488
Total debt	1,864,562	1,305,781
Net debt (total debt less cash and equivalents)	1,749,957	1,155,293
Current maturities	63,515	41,535
Capacity under credit facilities (1)	1,947,000	1,430,000
Availability under credit facilities (1)	1,127,810	1,150,603
Total liquidity (cash and equivalents plus availability on credit facilities)	1,242,415	1,301,091
(1) Includes our revolving credit facilities and our receivables securitization facility.
We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions or paying down outstanding debt. As we have pursued acquisitions as part of our growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including our March 2014 amendment to our senior secured credit facilities and the issuance of $600 million of senior notes in May 2013.
As of December 31, 2014, we had debt outstanding and additional available sources of financing, as follows:

•
Senior secured credit facilities maturing in May 2019, composed of $450 million in term loans ($433 million outstanding at December 31, 2014) and $1.85 billion in revolving credit ($664 million outstanding at December 31, 2014), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•
Receivables securitization facility with availability up to $97 million ($94.9 million outstanding as of December 31, 2014), maturing in October 2017 and bearing interest at variable commercial paper rates

Since the first quarter of 2013, we have undertaken several financing transactions to increase our available liquidity, including two amendments to our senior secured credit facilities (most recently amended as of March 27, 2014), our $600 million senior notes offering completed in May 2013 and an amendment to our receivables facility in September 2014. The amendments to our credit facilities increased the size of our revolver, reset the term loan, extended the maturity of the credit agreement, and adjusted certain of our bank covenants. By issuing the notes, we diversified our financing structure by adding a long-term fixed rate instrument and reducing our reliance on the bank market. We also believe the interest rate on the notes was favorable. Although higher than today's short-term floating rate debt, the 10-year fixed rate of 4.75% reduces our risk of future interest rate increases, which we have seen in the market subsequent to our offering. The amendment to our receivables facility increased our maximum borrowing capacity by $17 million and extended the maturity by two years. The new structure provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of December 31, 2014, we had approximately $1.1 billion available under our credit facilities. Combined with approximately $115 million of cash and equivalents at December 31, 2014, we had approximately $1.2 billion in available liquidity, a decrease of $59 million over our available liquidity as of December 31, 2013. The amendment to our senior secured credit facilities in the first quarter of 2014 provided an additional $500 million of availability on our revolver, which more than offset the increase in borrowings to finance our January 2014 Keystone Specialty acquisition. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we currently have adequate capacity, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at December 31, 2014 was 2.10%, although the rate will increase in March 2015 as a result of the quarterly reset of our applicable margin rate. Including the borrowings on our senior notes and receivables securitization program, our overall weighted average interest rate on borrowings was 2.92% at December 31, 2014. Cash interest payments were $59.7 million for the year ended December 31, 2014, including interest payments totaling $28.5 million related to the senior notes. The semi-annual interest payments on our senior notes are made in May and November each year, and began in November 2013. We had outstanding credit agreement borrowings of $1.1 billion and $672.6 million at December 31, 2014 and December 31, 2013, respectively. Of these amounts, $22.5 million were classified as current maturities at December 31, 2014 and December 31, 2013. We have scheduled repayments of $5.6 million each quarter on the term loan through its maturity in May 2019, but no other significant principal payments on our credit facilities prior to the maturity of the receivables securitization program in October 2017. In addition to the repayments under our credit facilities, we will make payments on notes payable and other debt totaling $41 million in the next 12 months, the majority of which is for payments on notes payable issued in connection with acquisitions.
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions.  The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.  We were in compliance with all restrictive covenants under our credit agreement as of December 31, 2014.
As of December 31, 2014, cash held by our foreign subsidiaries totaled $77 million and undistributed earnings of our foreign subsidiaries amounted to approximately $266 million. These earnings are considered to be indefinitely reinvested, and accordingly no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resort to repatriation of foreign earnings.
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
The following table sets forth a summary of our inventory procurement for 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Aftermarket inventory purchases (billions)	$2.7	$1.7	$1.3
Wholesale salvage cars and trucks	290,000	281,000	262,200
Self service and "crush only" cars	514,000	513,000	416,000
Aftermarket inventory purchases in 2014 included $613 million within our Specialty segment that was formed in 2014, as well as $88.2 million of incremental purchases for our Sator business (acquired in May 2013) from the beginning of 2014 through the anniversary date of the acquisition.
Net cash provided by operating activities totaled $370.9 million for the year ended December 31, 2014, compared to $428.1 million in 2013. Compared to the prior year, our 2014 EBITDA increased by $159.6 million, due to both acquisition related growth and organic growth. Cash outflows for our primary working capital accounts (receivables, inventory and payables) increased to $189.8 million during 2014, from $64.3 million during 2013, as a result of greater inventory growth, particularly in our aftermarket products, as well as increased receivables balances, including the effect of increased sales levels in our U.K. operations. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year. Cash paid for income taxes increased to $177.0 million from $110.9 million due to the overpayment of taxes in 2012 that we offset against the estimated tax payments in 2013, as well as greater earnings that required higher estimated tax payments in 2014 compared to the prior year. During 2014, we made two semi-annual interest payments totaling $28.5 million on our senior notes, whereas in 2013 we made one semi-annual interest payment of $14.2 million. Cash payments for bonuses were $7.8 million higher during 2014 than they were in 2013.
Net cash used in investing activities totaled $921.0 million for the year ended December 31, 2014, compared to $505.6 million for the same period of 2013. We invested $775.9 million of cash, net of cash acquired, in business acquisitions during

2014, including $427.1 million for our Keystone Specialty acquisition. We invested $408.4 million for business acquisitions in the comparable prior year, including our acquisition of Sator for $272.8 million. Property and equipment purchases were $141.0 million in the year ended December 31, 2014 compared to $90.2 million in the prior year. The increase in capital expenditures relative to the prior year period reflects an increase of $17.4 million in our U.K. operations, including greater expenditures for leasehold improvements and vehicles for 44 new branch locations opened during the year ended December 31, 2014. Capital expenditures in our North American segment increased by $19.9 million, primarily due to costs incurred to build a facility that we subsequently sold and leased back from the buyer. The proceeds of the sale-leaseback transaction are reflected as financing cash inflows in the year ended December 31, 2014. In 2013, we entered into an agreement with Suncorp Group to develop an alternative vehicle products business in Australia and New Zealand, for which our initial investment totaled $9.1 million; during 2014, we paid $2.2 million for investments in unconsolidated subsidiaries.
Net cash provided by financing activities totaled $519.0 million for the year ended December 31, 2014, compared to $165.9 million in 2013. During 2014, net borrowings under our credit facilities were $578.4 million compared to net borrowings of $227.1 million in 2013. In both periods, we used the proceeds from the net borrowings primarily to fund acquisitions, including $370 million of revolver borrowings and $80 million of borrowings under our receivables facility to finance the Keystone Specialty acquisition. Our March 2014 amendment of our credit facilities generated $11.3 million in additional term loan borrowings, which were used to pay $3.7 million in debt issuance costs related to the amendment, as well as to repay outstanding revolver borrowings. During 2013 we completed a $600 million senior notes offering, as well as an amendment to our credit agreement that resulted in $35 million in term loan proceeds, which were used to pay $16.9 million in debt issuance costs as well as to repay outstanding amounts on our revolving credit facilities. In 2014, we made a payment of $44.8 million ($39.5 million included in financing cash flows and $5.3 million included in operating cash flows) for the final earnout period under the contingent payment agreement related to our 2011 ECP acquisition. In the comparable prior year period, we made a similar payment of $33.9 million ($31.5 million included in financing cash flows and $2.4 million included in operating cash flows) for the 2012 earnout period. Cash generated from exercises of stock options provided $9.3 million and $15.4 million in the years ended December 31, 2014 and 2013, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $17.8 million and $18.3 million in the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we paid $12.6 million related to the settlement of foreign currency forward contracts.
Net cash provided by operating activities totaled $428.1 million for the year ended December 31, 2013, compared to $206.2 million in 2012. Compared to the prior year, our 2013 EBITDA increased by $105.4 million, due to both acquisition related growth and organic growth. While we generated greater pretax income during 2013 compared to the prior year, we reduced our cash payments for income taxes to $110.9 million in 2013 from $146.5 million during the prior year because we overpaid taxes in 2012, which we offset against our 2013 estimated tax payments. Cash payments for incentive compensation were lower during 2013, including an $8.0 million reduction in bonus payments and a $5.9 million payment in 2012 under our long-term incentive plan that did not reoccur in 2013. Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $64.3 million during 2013, compared to $123.0 million during 2012, primarily due to the timing of cash payments on accounts payable.
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
Net cash provided by financing activities totaled $165.9 million for the year ended December 31, 2013, compared to $157.1 million in 2012. During 2013, we amended our credit facilities and issued $600 million in senior notes. In 2013, net borrowings were $227.1 million compared to $147.0 million in 2012. In both periods, we used the proceeds from the net borrowings primarily to fund acquisitions. In connection with our 2013 financing transactions, we paid $16.9 million in debt issuance costs. In March 2013, we made a payment of $33.9 million ($31.5 million included in financing cash flows and $2.4 million included in operating cash flows) for the 2012 earnout period under the contingent payment agreement related to our 2011 acquisition of ECP. Cash generated from exercises of stock options provided $15.4 million and $17.7 million in the years ended December 31, 2013 and 2012, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $18.3 million and $15.7 million in the years ended December 31, 2013 and 2012, respectively.
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

2015 Outlook
We estimate that our capital expenditures for 2015, excluding business acquisitions, will be between $150 million and $180 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2015 will be approximately $425 million.
Off-Balance Sheet Arrangements and Future Commitments
We do not have any off-balance sheet arrangements or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.
The following table represents our future commitments under contractual obligations as of December 31, 2014 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Long-term debt(1)	$2,203.2	$112.9	$252.2	$1,130.0	$708.1
Capital lease obligations(2)	21.4	3.6	4.0	1.3	12.5
Operating leases(3)	760.2	138.7	221.6	146.6	253.3
Purchase obligations(4)	180.2	180.2	—	—	—
Contingent consideration liabilities(5)	8.0	4.4	2.9	0.7	—
Outstanding letters of credit	60.4	60.4	—	—	—
Other asset purchase commitments	25.7	13.7	10.0	2.0	—
Other long-term obligations
Self-insurance reserves(6)	58.5	28.8	19.3	6.7	3.7
Deferred compensation plans and other retirement obligations(7)	29.1	1.5	—	—	27.6
Long term incentive plan	9.3	8.0	1.3	—	—
Liabilities for unrecognized tax benefits	3.4	0.2	1.5	0.7	1.0
Other	0.7	0.7	—	—	—
Total	$3,360.1	$553.1	$512.8	$1,288.0	$1,006.2

(1)
Our long-term debt under contractual obligations above includes interest on the balances outstanding as of December 31, 2014. Interest on our senior notes, notes payable, and other long-term debt is calculated based on the respective stated rates. Interest on our variable rate credit facilities is calculated based on the weighted average rates, including the impact of interest rate swaps through their respective expiration dates, in effect for each tranche of borrowings as of December 31, 2014. Future estimated interest expense for the next year, one to three years, and three to five years is $52.6 million, $103.0 million and $94.4 million, respectively. Estimated interest expense beyond five years is $99.9 million.

(2)	Interest on capital lease obligations is included based on incremental borrowing or implied rates.

(3)
The operating lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. Historically, these expenses have averaged approximately 25% of the corresponding lease payments.

(4)	Our purchase obligations include open purchase orders for aftermarket inventory.

(5)
Our contingent consideration liabilities reflect the undiscounted estimated payments of additional consideration related to business combinations. The actual payments will be determined at the end of the applicable performance periods based on the acquired entities' achievement of the targets specified in the purchase agreements.

(6)
Self-insurance reserves include undiscounted estimated payments, net of estimated insurance recoveries, for our employee medical benefits, automobile liability, general liability, directors and officers liability, workers' compensation and property insurance.

(7)
Deferred compensation payments are dependent on elected payment dates. While we expect that these payments will be made more than five years from the latest balance sheet date, payments may be made earlier depending on such elections. Our deferred compensation plans are funded through investments in life insurance policies. Other retirement obligations consists of our expected required contributions to Sator's pension plan. We have not included future funding requirements beyond 2015 in the table above, as these funding projections are not practicable to estimate.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facilities, where interest rates are tied to the prime rate, LIBOR or CDOR. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. Net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (Wells Fargo Bank, N.A., Bank of America, N.A. and RBS Citizens, N.A.).
As of December 31, 2014, we held six interest rate swap contracts representing a total of $420 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2015 through December 2016. In total, we had 47% of our variable rate debt under our credit facilities at fixed rates at December 31, 2014 compared to 78% at December 31, 2013, which reflects the increase in borrowings during 2014 to finance our acquisitions. As of December 31, 2014, the fair market value of these swap contracts was a net liability of $5.2 million. The values of such contracts are subject to changes in interest rates.
At December 31, 2014, we had $673 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $6.7 million over the next twelve months.
The proceeds of our May 2013 senior notes offering were used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, in 2013 we entered into euro-denominated and pound sterling-denominated intercompany notes, which incurred transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, we entered into foreign currency forward contracts to sell €150.0 million for $195.0 million and £70.0 million for $105.8 million. The gains or losses from the remeasurement of these contracts are recorded to earnings to offset the remeasurement of the related notes. During the year ended December 31, 2014, we settled these forward contracts through payments to the counterparties totaling $20.0 million. While there are no such forward contracts outstanding as of December 31, 2014, we may enter into additional foreign currency forward contracts from time to time to mitigate the impact of fluctuations in exchange rates on similar intercompany financing transactions.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2014 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 33.2% and 30% of our revenue during 2014 and 2013, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and our operating income for the year ended December 31, 2014.
Other than with respect to our intercompany transactions denominated in euro and pound sterling and a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of December 31, 2014, we had amounts outstanding under our revolving credit facilities of €216.5 million, £96.2 million, and CAD $130.4 million. As of December 31, 2013, we had amounts outstanding under our revolving credit facilities of €7.0 million, £72.9 million, and CAD $110.0 million. Since December 31, 2013, we have replaced certain of our

U.S. dollar denominated borrowings with foreign-currency denominated borrowings, primarily in Europe, which more closely aligns the functional currency of our borrowings and the cash flows used to fund debt payments.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin. Scrap metal and other metal prices declined 15% sequentially in the fourth quarter of 2014, which had a negative effect on our revenue and margins. This trend will continue until inventory costs decrease by an amount commensurate with the decline of scrap metal and other metal prices. As of December 31, 2014, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business. The notional amount and fair value of these forward contracts at December 31, 2014 were immaterial.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 2, 2015

LKQ CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and equivalents	$114,605	$150,488
Receivables, net	601,422	458,094
Inventory	1,433,847	1,076,952
Deferred income taxes	81,744	63,938
Prepaid expenses and other current assets	85,799	50,345
Total Current Assets	2,317,417	1,799,817
Property and Equipment, net	629,987	546,651
Intangible Assets:
Goodwill	2,288,895	1,937,444
Other intangibles, net	245,525	153,739
Other Assets	91,668	81,123
Total Assets	$5,573,492	$4,518,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$400,202	$349,069
Accrued expenses:
Accrued payroll-related liabilities	86,016	58,695
Other accrued expenses	164,148	140,074
Contingent consideration liabilities	4,293	52,465
Other current liabilities	32,522	36,115
Current portion of long-term obligations	63,515	41,535
Total Current Liabilities	750,696	677,953
Long-Term Obligations, Excluding Current Portion	1,801,047	1,264,246
Deferred Income Taxes	181,662	133,822
Other Noncurrent Liabilities	119,430	92,008
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value,1,000,000,000 shares authorized, 303,452,655 and 300,805,276 shares issued and outstanding at December 31, 2014 and 2013, respectively	3,035	3,008
Additional paid-in capital	1,054,686	1,006,084
Retained earnings	1,703,161	1,321,642
Accumulated other comprehensive (loss) income	(40,225)	20,011
Total Stockholders’ Equity	2,720,657	2,350,745
Total Liabilities and Stockholders’ Equity	$5,573,492	$4,518,774

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$6,740,064	$5,062,528	$4,122,930
Cost of goods sold	4,088,151	2,987,126	2,398,790
Gross margin	2,651,913	2,075,402	1,724,140
Facility and warehouse expenses	526,291	425,081	347,917
Distribution expenses	577,341	431,947	375,835
Selling, general and administrative expenses	762,888	597,052	495,591
Restructuring and acquisition related expenses	14,806	10,173	2,751
Depreciation and amortization	120,719	80,969	64,093
Operating income	649,868	530,180	437,953
Other expense (income):
Interest expense	64,542	51,184	31,429
Loss on debt extinguishment	324	2,795	—
Change in fair value of contingent consideration liabilities	(1,851)	2,504	1,643
Interest and other income, net	(1,035)	(2,130)	(4,286)
Total other expense, net	61,980	54,353	28,786
Income before provision for income taxes	587,888	475,827	409,167
Provision for income taxes	204,264	164,204	147,942
Equity in earnings of unconsolidated subsidiaries	(2,105)	—	—
Net income	$381,519	$311,623	$261,225
Earnings per share:
Basic	$1.26	$1.04	$0.88
Diluted	$1.25	$1.02	$0.87

Consolidated Statements of Comprehensive Income (In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$381,519	$311,623	$261,225
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(51,979)	14,056	12,921
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,195	4,495	(3,201)
Net change in unrealized gains/losses on pension plan, net of tax	(10,452)	701	—
Total other comprehensive (loss) income	(60,236)	19,252	9,720
Total comprehensive income	$321,283	$330,875	$270,945

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$381,519	$311,623	$261,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,437	86,463	70,165
Stock-based compensation expense	22,021	22,036	15,634
Deferred income taxes	6,242	4,279	4,222
Excess tax benefit from stock-based payments	(17,814)	(18,348)	(15,737)
Other	6,593	9,630	4,515
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(61,739)	(44,670)	(12,813)
Inventory	(122,590)	(69,222)	(95,042)
Prepaid expenses and other assets	(19,191)	(5,224)	(18,952)
Prepaid income taxes/income taxes payable	18,428	49,993	(774)
Accounts payable	(5,474)	49,641	(15,097)
Accrued expenses and other current liabilities	32,179	23,256	2,208
Other noncurrent liabilities	5,286	8,599	6,636
Net cash provided by operating activities	370,897	428,056	206,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(140,950)	(90,186)	(88,255)
Acquisitions, net of cash acquired	(775,921)	(408,384)	(265,336)
Other investing activities, net	(4,123)	(7,036)	1,057
Net cash used in investing activities	(920,994)	(505,606)	(352,534)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,324	15,392	17,693
Excess tax benefit from stock-based payments	17,814	18,348	15,737
Debt issuance costs	(3,750)	(16,940)	(253)
Proceeds from issuance of senior notes	—	600,000	—
Borrowings under revolving credit facilities	1,587,644	437,023	742,381
Repayments under revolving credit facilities	(1,098,518)	(748,086)	(855,402)
Borrowings under term loans	11,250	35,000	200,000
Repayments under term loans	(16,875)	(16,875)	(20,000)
Borrowings under receivables securitization facility	95,050	41,500	82,700
Repayments under receivables securitization facility	(150)	(121,500)	(2,700)
Repayments of other long-term debt	(40,051)	(45,062)	(18,791)
Payments of other obligations	(41,992)	(32,859)	(4,293)
Other financing activities, net	(743)	—	—
Net cash provided by financing activities	519,003	165,941	157,072
Effect of exchange rate changes on cash and equivalents	(4,789)	2,327	795
Net (decrease) increase in cash and equivalents	(35,883)	90,718	11,523
Cash and equivalents, beginning of period	150,488	59,770	48,247
Cash and equivalents, end of period	$114,605	$150,488	$59,770
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$176,955	$110,862	$146,478
Interest	59,678	45,253	29,026
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other obligations, including notes issued and debt assumed in connection with business acquisitions	$96,258	$8,360	$21,626
Contingent consideration liabilities	5,854	3,854	5,456
Non-cash property and equipment additions	2,293	6,615	21,031

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2012	293,897	$2,939	$901,313	$748,794	$(8,961)	$1,644,085
Net income	—	—	—	261,225	—	261,225
Other comprehensive income	—	—	—	—	9,720	9,720
Restricted stock units vested	467	5	(5)	—	—	—
Stock-based compensation expense	—	—	15,634	—	—	15,634
Exercise of stock options	3,447	34	17,659	—	—	17,693
Excess tax benefit from stock-based payments	—	—	15,737	—	—	15,737
BALANCE, December 31, 2012	297,811	$2,978	$950,338	$1,010,019	$759	$1,964,094
Net income	—	—	—	311,623	—	311,623
Other comprehensive income	—	—	—	—	19,252	19,252
Restricted stock units vested	595	6	(6)	—	—	—
Stock-based compensation expense	—	—	22,036	—	—	22,036
Exercise of stock options	2,399	24	15,368	—	—	15,392
Excess tax benefit from stock-based payments	—	—	18,348	—	—	18,348
BALANCE, December 31, 2013	300,805	$3,008	$1,006,084	$1,321,642	$20,011	$2,350,745
Net income	—	—	—	381,519	—	381,519
Other comprehensive loss	—	—	—	—	(60,236)	(60,236)
Restricted stock units vested	975	10	(10)	—	—	—
Stock-based compensation expense	—	—	22,021	—	—	22,021
Exercise of stock options	1,688	17	9,307	—	—	9,324
Tax withholdings related to net share settlements of stock-based compensation awards	(15)	—	(443)	—	—	(443)
Excess tax benefit from stock-based payments	—	—	17,727	—	—	17,727
BALANCE, December 31, 2014	303,453	$3,035	$1,054,686	$1,703,161	$(40,225)	$2,720,657

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business
The financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom and the Benelux region of continental Europe. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We also have operations in the Netherlands, Belgium, Northern France, Sweden, Norway, Mexico and Central America. In total, we operate more than 750 facilities.
As described in Note 8, "Business Combinations," on January 3, 2014, we completed our acquisition of Keystone Automotive Holdings, Inc. ("Keystone Specialty"), a distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America. With our acquisition of Keystone Specialty, we present an additional reportable segment, Specialty. Our consolidated financial statements reflect the impact of Keystone Specialty from the date of acquisition through December 31, 2014.

Note 2.	Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of LKQ Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.
Use of Estimates
In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $31.3 million and $26.6 million at December 31, 2014 and 2013, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Consolidated Statements of Income and are shown as a current liability on our Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap, cores and other metals when title has transferred, which typically occurs upon delivery to the customer. Revenue also includes amounts billed to customers for shipping and handling. Distribution expenses in the accompanying Consolidated Statements of Income are the costs incurred to prepare and deliver products to customers.
Receivables and Allowance for Doubtful Accounts
In the normal course of business, we extend credit to customers after a review of each customer's credit history. We recorded a reserve for uncollectible accounts of approximately $19.4 million and $14.4 million at December 31, 2014 and 2013, respectively. The reserve is based upon the aging of the accounts receivable, our assessment of the collectability of specific customer accounts and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received.

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
Inventory
We classify our inventory into the following categories: aftermarket and refurbished products; and salvage and remanufactured products.
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
Inventory consists of the following (in thousands):

	December 31,
	2014	2013
Aftermarket and refurbished products	$1,022,549	$706,600
Salvage and remanufactured products	411,298	370,352
	$1,433,847	$1,076,952

Our acquisitions completed during 2014 and adjustments to preliminary valuations of inventory for certain of our 2013 acquisitions contributed $253.7 million of the increase in our aftermarket and refurbished products inventory and $20.8 million of the increase in our salvage and remanufactured products inventory during 2014. See Note 8, "Business Combinations" for further information on our acquisitions.
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

Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years
Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Land and improvements	$112,582	$101,018
Buildings and improvements	173,366	143,535
Furniture, fixtures and equipment	337,125	282,862
Computer equipment and software	125,888	108,424
Vehicles and trailers	87,944	64,381
Leasehold improvements	129,309	108,625
	966,214	808,845
Less—Accumulated depreciation	(374,291)	(294,183)
Construction in progress	38,064	31,989
	$629,987	$546,651

We record depreciation expense within Depreciation and Amortization on our Consolidated Statements of Income. Additionally, included in Cost of Goods Sold on the Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations and our distribution centers. Total depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $90.9 million, $72.7 million, and $60.7 million, respectively.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships, software and other technology related assets, and covenants not to compete.
Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2014, 2013 and 2012. The results of all of these tests indicated that goodwill was not impaired.
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2012	$1,136,630	$339,433	$—	$1,476,063
Business acquisitions and adjustments to previously recorded goodwill	201,742	(4,140)	—	197,602
Exchange rate effects	1,459	15,160	—	16,619
Balance as of December 31, 2012	$1,339,831	$350,453	$—	$1,690,284
Business acquisitions and adjustments to previously recorded goodwill	27,035	208,412	—	235,447
Exchange rate effects	(7,929)	19,642	—	11,713
Balance as of December 31, 2013	$1,358,937	$578,507	$—	$1,937,444
Business acquisitions and adjustments to previously recorded goodwill	43,752	91,916	280,035	415,703
Exchange rate effects	(10,657)	(53,604)	9	(64,252)
Balance as of December 31, 2014	$1,392,032	$616,819	$280,044	$2,288,895

In 2014 and 2013, we finalized the valuation of certain intangible assets acquired related to our 2013 and 2012 acquisitions, respectively. As these adjustments did not have a material impact on our financial position or results of operations, we recorded these adjustments to goodwill and amortization expense in 2014 and 2013, respectively.
The components of other intangibles are as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$173,340	$(35,538)	$137,802	$143,577	$(27,950)	$115,627
Customer relationships	92,972	(26,751)	66,221	29,583	(10,770)	18,813
Software and other technology related assets	44,640	(10,387)	34,253	20,384	(2,718)	17,666
Covenants not to compete	11,074	(3,825)	7,249	3,979	(2,346)	1,633
	$322,026	$(76,501)	$245,525	$197,523	$(43,784)	$153,739
During 2014, we recorded $35.5 million of trade names, $65.1 million of customer relationships, $26.7 million of software and technology related assets and $1.9 million of covenants not to compete resulting from our 2014 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2013 acquisitions. The trade names, customer relationships, and software and technology related assets recorded in 2014 included $22.0 million, $30.5 million, and $25.5 million, respectively, related to our acquisition of Keystone Specialty as discussed in Note 8, "Business Combinations." Other intangible assets resulting from our acquisition of Keystone Specialty were not material. We also recognized trade names and customer relationships of $10.1 million and $17.6 million, respectively, related to our 2014 acquisition of a supplier of replacement parts, supplies and accessories for recreational vehicles in our Specialty segment and customer relationships of $12.0 million related to our 2014 acquisition of an automotive core business.
During 2013, we recorded $23.9 million of trade names, $14.1 million of customer relationships, $19.3 million of software and technology related assets and $0.3 million of covenants not to compete resulting from our 2013 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2012 acquisitions. The trade names, customer relationships, and software and technology related assets recorded in 2013 included $23.5 million, $2.5 million, and $19.3 million, respectively, related to our acquisition of Sator Beheer B.V. ("Sator") as discussed in Note 8, "Business Combinations." We also recognized $11.4 million of customer relationships related to our acquisitions of five automotive paint distributors in 2013.
Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 20 years) on an accelerated basis. Software and other technology related assets are amortized on a straight-line basis over the expected period to be benefited (five to six years). Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. The weighted average amortization period for our intangible assets acquired during 2014 is 14 years. Amortization expense for intangibles was $34.5 million, $13.8 million and $9.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2019 is $33.1 million, $30.0 million, $27.6 million, $22.4 million and $17.8 million, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no material adjustments to the carrying value of long-lived assets during the years ended December 31, 2014, 2013 or 2012.

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

Balance as of January 1, 2013	$10,574
Warranty expense	29,674
Warranty claims	(27,801)
Balance as of December 31, 2013	$12,447
Warranty expense	30,370
Warranty claims	(27,936)
Balance as of December 31, 2014	$14,881
Self-Insurance Reserves
We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation, and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $76.0 million and $55.6 million, including $36.4 million and $25.8 million classified as Other Accrued Expenses, as of December 31, 2014 and 2013, respectively. The remaining balances of self-insurance reserves are classified as Other Noncurrent Liabilities, which reflects management's estimates of when claims will be paid. The reserves presented on the Consolidated Balance Sheets are net of claims deposits of $0.6 million and $0.5 million at December 31, 2014 and 2013, respectively. In addition to these claims deposits, we had outstanding letters of credit of $59.2 million and $43.0 million at December 31, 2014 and 2013, respectively, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.
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

Investment in Unconsolidated Subsidiary
As of December 31, 2014, the carrying value of our investments in unconsolidated subsidiaries was $8.1 million; of this amount, $6.4 million relates to our investment in ACM Parts Pty Ltd ("ACM Parts"). In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop ACM Parts, an alternative vehicle replacement parts business in those countries. We hold a 49% interest in the entity and are contributing our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts; Suncorp Group holds a 51% equity interest and is supplying salvage vehicles to the venture as well as assisting in establishing relationships with repair shops as customers. We are accounting for our interest in this subsidiary using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. The total of our investment in ACM Parts and other unconsolidated subsidiaries is included within Other Assets on our Consolidated Balance Sheets. Our equity in the net earnings of the investees for the years ended December 31, 2014 and 2013 was not material.
Rental Expense
We recognize rental expense on a straight-line basis over the respective lease terms, including reasonably assured renewal periods, for all of our operating leases.
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

In June 2014, the FASB issued Accounting Standards Update 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, and requires the recognition of compensation cost in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for the Company during the first quarter of our fiscal year 2016. Early adoption is permitted. The new standard can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements as an adjustment to opening retained earnings. We do not anticipate the adoption of this update will have a material impact on our financial position, results of operations, cash flows, or disclosures.

Note 3.	Equity Incentive Plans
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by our stockholders for issuance under the Equity Incentive Plan is 69.9 million shares, subject to antidilution and other adjustment provisions. We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by our stockholders for issuance under the Equity Incentive Plan, 13.3 million shares remained available for issuance as of December 31, 2014. We expect to issue new shares of common stock to cover past and future equity grants.

RSUs
RSUs vest over periods of up to five years, subject to a continued service condition. Each RSU converts into one share of LKQ common stock on the applicable vesting date. RSUs may not be sold, pledged or otherwise transferred until they vest. The grant date fair value of RSUs is based on the market price of LKQ stock on the grant date.
In January 2014, the Compensation Committee approved the grant of 175,800 RSUs to our executive officers that include both a performance-based vesting condition and a time-based vesting condition. The performance-based vesting condition is the report by the Company of positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date (the "Performance Condition"). The time-based vesting condition is the vesting of 16.67% of the number of RSUs subject to the grant each six months following the grant date over a total of three years (the "Time Condition"). The Performance Condition was satisfied when LKQ reported its 2014 earnings on February 26, 2015 and, as a result, the portion of the RSUs that had previously met the Time Condition vested on such date and the remaining RSUs will vest according to the remaining schedule of the Time Condition.
In March 2013, the Compensation Committee approved the grant to our executive officers of 275,400 RSUs that include both the Performance Condition and the Time Condition. Also in March 2013, the Compensation Committee approved the grant to our executive officers of 671,400 RSUs that have both a performance-based vesting condition (positive diluted earnings per share for the year ending December 31, 2013) and a time-based vesting condition as a replacement for the cancellation of an equal number of then unvested RSUs that had only a time-based vesting condition. The performance-based condition for the March 2013 RSU grants to our executive officers was satisfied.
The fair value of RSUs that vested during the years ended December 31, 2014, 2013 and 2012 was $27.7 million, $14.4 million and $7.8 million, respectively.
In January 2015, our Board of Directors granted 687,101 RSUs to employees (including executive officers).
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. During 2014, we granted 126,755 stock options to employees. The grant date fair value of these options was immaterial to the financial statements, and thus we have not provided the detailed disclosures otherwise prescribed by the accounting guidance on stock options.
The total grant-date fair value of options that vested during the years ended December 31, 2014, 2013 and 2012 was $3.3 million, $5.1 million and $7.2 million, respectively. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $38.4 million, $46.9 million and $45.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Restricted Stock
Restricted stock vests over a five year period, subject to a continued service condition. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest. During the year ended December 31, 2014, all remaining unvested restricted stock became fully vested.
The fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $2.3 million and $1.6 million, respectively.

A summary of transactions in our stock-based compensation plans is as follows:

	RSUs		Stock Options		Restricted Stock
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	1,433,582	$11.80	13,078,092	$6.47	212,000	$9.49
Granted	1,504,410	15.86	—	—	—	—
Exercised	—	—	(3,446,472)	5.13	—	—
Vested	(467,208)	13.09	—	—	(96,000)	9.51
Canceled	(119,422)	14.03	(276,550)	8.30	—	—
Balance, December 31, 2012	2,351,362	$14.02	9,355,070	$6.90	116,000	$9.47
Granted	924,312	22.18	—	—	—	—
Exercised	—	—	(2,399,419)	6.41	—	—
Vested	(594,961)	15.05	—	—	(96,000)	9.51
Canceled	(122,500)	16.25	(123,320)	8.89	—	—
Balance, December 31, 2013	2,558,213	$16.63	6,832,331	$7.04	20,000	$9.30
Granted	664,897	31.82	126,755	32.31	—	—
Exercised	—	—	(1,687,700)	5.52	—	—
Vested	(975,462)	17.01	—	—	(20,000)	9.30
Canceled	(96,416)	20.73	(63,614)	16.10	—	—
Balance, December 31, 2014	2,151,232	$20.97	5,207,772	$8.04	—	$—
The RSUs containing a performance-based vesting condition that were granted in replacement of canceled RSUs were accounted for as a modification of the original awards, and therefore are not reflected as grants or cancellations in the table above.
The following table summarizes information about RSUs and options at December 31, 2014:

	Shares	Weighted Average Remaining Contractual Life (Yrs)	Intrinsic Value (in thousands)	Weighted Average Exercise Price
RSUs - expected to vest	2,093,784	2.3	$58,877	$—
Stock options - outstanding	5,207,772	3.6	105,038	8.04
Stock options - expected to vest	5,169,746	3.6	105,038	7.86
Stock options - exercisable	4,843,084	3.5	100,341	7.40

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $28.12 on December 31, 2014. This amount changes based upon the fair market value of our common stock. The aggregate intrinsic value of total outstanding RSUs was $60.5 million at December 31, 2014.
For the RSUs that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. For the RSUs that were canceled and replaced, the fair values of the RSUs immediately before and after the modification were the same. As a result, there was no charge recorded in 2013 and the expense for these RSUs was continued at the grant date fair value. During the years ended December 31, 2014 and December 31, 2013, we recognized $8.2 million and $8.3 million, respectively, of stock based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.
In all cases, compensation expense is adjusted to reflect estimated forfeitures. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures.

The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
RSUs	$18,965	$17,299	$8,411
Stock options	2,917	4,529	6,310
Restricted stock	139	208	913
Total stock-based compensation expense	$22,021	$22,036	$15,634
The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of goods sold	$410	$392	$376
Facility and warehouse expenses	2,195	2,745	2,465
Selling, general and administrative expenses	19,416	18,899	12,793
	22,021	22,036	15,634
Income tax benefit	(8,478)	(8,594)	(6,097)
Total stock-based compensation expense, net of tax	$13,543	$13,442	$9,537
We have not capitalized any stock-based compensation costs during the years ended December 31, 2014, 2013 or 2012.
As of December 31, 2014, unrecognized compensation expense related to unvested RSUs and stock options is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Total
2015	$13,362	$372	$13,734
2016	8,262	307	8,569
2017	4,812	8	4,820
2018	2,221	—	2,221
2019	98	—	98
Total unrecognized compensation expense	$28,755	$687	$29,442

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	December 31,
	2014	2013
Senior secured credit agreement:
Term loans payable	$433,125	$438,750
Revolving credit facilities	663,912	233,804
Senior notes	600,000	600,000
Receivables securitization facility	94,900	—
Notes payable through November 2019 at weighted average interest rates of 1.0% and 1.1%, respectively	45,891	15,730
Other long-term debt at weighted average interest rates of 3.1% and 3.5%, respectively	26,734	17,497
	1,864,562	1,305,781
Less current maturities	(63,515)	(41,535)
	$1,801,047	$1,264,246

The scheduled maturities of long-term obligations outstanding at December 31, 2014 are as follows (in thousands):

2015	$63,515
2016	33,352
2017	119,145
2018	28,143
2019	1,008,137
Thereafter	612,270
$1,864,562
Senior Secured Credit Agreement

On March 27, 2014, LKQ Corporation, LKQ Delaware LLP, and certain other subsidiaries (collectively, the "Borrowers") entered into a third amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement retains many of the terms of the Company’s second amended and restated credit agreement dated May 3, 2013 while also modifying certain terms to (1) extend the maturity date by one year to May 3, 2019; (2) increase the total availability under the Credit Agreement from $1.8 billion to $2.3 billion (composed of $1.69 billion in the revolving credit facility's multicurrency component, $165 million in the revolving credit facility's U.S. dollar only component, and $450 million of term loans); (3) reduce both the applicable margin on outstanding borrowings under the Credit Agreement and the commitment fee percentage we pay on average daily unused amounts under the revolving credit facilities; and (4) make other immaterial or clarifying modifications and amendments to the terms of the Company's second amended and restated credit agreement. The Credit Agreement allows the Company to increase the amount of the revolving credit facility or obtain incremental term loans up to the greater of $400 million or the amount that may be borrowed while maintaining a senior secured leverage ratio of less than or equal to 2.50 to 1.00, subject to the agreement of the lenders. The proceeds of the Credit Agreement were used to repay outstanding revolver borrowings and to pay fees related to the amendment and restatement.
Amounts under the revolving credit facilities are due and payable upon maturity of the Credit Agreement on May 3, 2019. Term loan borrowings are due and payable in quarterly installments equal to 1.25% of the original principal amount beginning on June 30, 2014 with the remaining balance due and payable on the maturity date of the Credit Agreement. We are required to prepay the term loan by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the Credit Agreement without penalty.
The Credit Agreement contains customary representations and warranties, and contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The Credit Agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at December 31, 2014 and December 31, 2013 were 2.10% and 3.05%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $22.5 million was classified as current maturities at both December 31, 2014 and December 31, 2013. As of December 31, 2014, there were letters of credit outstanding in the aggregate amount of $60.4 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at December 31, 2014 was $1.1 billion.
Related to the execution of the Credit Agreement in March 2014, we incurred $3.7 million of fees, of which $3.4 million were capitalized within Other Assets on our Consolidated Balance Sheet and are amortized over the term of the agreement. The remaining $0.3 million of fees were expensed during the year ended December 31, 2014 as a loss on debt extinguishment. Related to the execution of the second amended and restated credit agreement in May 2013, we incurred $7.2 million of fees, of which $6.1 million were capitalized within Other Assets on our Consolidated Balance Sheet. The remaining $1.1 million of fees, together with $1.7 million of capitalized debt issuance costs related to the original credit agreement, were expensed during the year ended December 31, 2013 as a loss on debt extinguishment.
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
Fees incurred related to the offering of the Notes totaling $9.7 million were capitalized during the year ended December 31, 2013 within Other Assets on our Consolidated Balance Sheet and are amortized over the term of the Notes.
Restricted Payments
Our senior secured credit agreement and our senior notes indenture contain limitations on payment of cash dividends or other distributions of assets. Based on limitations in effect under our senior secured credit agreement and senior notes indenture as of December 31, 2014, the maximum amount of dividends we could pay in 2015 is approximately $550 million. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of December 31, 2014, $129.5 million of net receivables were collateral for the investment under the receivables facility. There were no borrowings outstanding under the receivables facility as of December 31, 2013.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of December 31, 2014, the interest rate under the receivables facility was based on commercial paper rates and was 0.93%. The outstanding balance of $94.9 million as of December 31, 2014 was classified as long-term on the Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At December 31, 2014, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2015 through 2016.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of changing exchange rates on these future cash flows, as well as minimizing the impact of fluctuating exchange rates on our results of operations through the respective dates of settlement. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income (expense) when the underlying transaction has an impact on earnings. In the year ended December 31, 2014, we settled our £70 million and €150 million foreign currency forward contracts through payments to the counterparties totaling $20.0 million. At that time, we also settled the underlying intercompany debt transactions.
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of December 31, 2014 and 2013 (in thousands):

	Notional Amount				Fair Value at December 31, 2014 (USD)		Fair Value at December 31, 2013 (USD)
	December 31, 2014		December 31, 2013		Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$420,000		$420,000	$2,691	$1,615	$—	$8,099
GBP denominated		£50,000		£50,000	—	893	—	345
CAD denominated	C$	25,000	C$	25,000	—	19	—	26
Foreign currency forward contracts
EUR denominated		€—		€149,976	—	—	11,632	—
GBP denominated		£—		£70,000	—	—	10,186	—
Total cash flow hedges					$2,691	$2,527	$21,818	$8,470

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Consolidated Balance Sheets at December 31, 2014 or 2013.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." In May 2013, we repaid a portion of our variable rate U.S. dollar denominated credit agreement borrowings with the proceeds of our fixed rate senior notes, which resulted in one of our interest rate swap contracts, which expired in October 2013, no longer being designated as an effective cash flow hedge. Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during 2014, 2013, and 2012. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.

As of December 31, 2014, we estimate that $3.1 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into our Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency, as well as commodity forward contracts to manage our exposure to fluctuations in metals prices. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at December 31, 2014 and 2013, along with the effect on our results of operations in 2014, 2013 and 2012 were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the year ended December 31, 2014, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2014 and 2013 (in thousands):

	Balance as of December 31, 2014	Fair Value Measurements as of December 31, 2014
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$28,242	$—	$28,242	$—
Total Assets	$28,242	$—	$28,242	$—
Liabilities:
Contingent consideration liabilities	$7,295	$—	$—	$7,295
Deferred compensation liabilities	27,580	—	27,580	—
Interest rate swaps	5,218	—	5,218	—
Total Liabilities	$40,093	$—	$32,798	$7,295

	Balance as of December 31, 2013	Fair Value Measurements as of December 31, 2013
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$25,745	$—	$25,745	$—
Total Assets	$25,745	$—	$25,745	$—
Liabilities:
Contingent consideration liabilities	$55,653	$—	$—	$55,653
Deferred compensation liabilities	25,232	—	25,232	—
Foreign currency forward contracts	21,818	—	21,818	—
Interest rate swaps	8,470	—	8,470	—
Total Liabilities	$111,173	$—	$55,520	$55,653

The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Consolidated Balance Sheets. The current portion of contingent consideration liabilities is classified as a separate line item in current liabilities and the noncurrent portion is included in Other Noncurrent Liabilities on our Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and foreign currency forward contracts is presented in Note 5, "Derivative Instruments and Hedging Activities."
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
The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

	December 31,
	2014	2013
Unobservable Input	(Weighted Average)
Probability of achieving payout targets	79.1%	70.6%
Discount rate	7.5%	6.5%
A decrease in the assessed probabilities of achieving the targets or an increase in the discount rate, in isolation, would result in a lower fair value measurement. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Consolidated Statements of Income.
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

Balance as of January 1, 2013	$90,009
Contingent consideration liabilities recorded for business acquisitions	3,854
Payments	(39,117)
Increase in fair value included in earnings	2,504
Exchange rate effects	(1,597)
Balance as of December 31, 2013	$55,653
Contingent consideration liabilities recorded for business acquisitions	5,854
Payments	(52,363)
Decrease in fair value included in earnings	(1,851)
Exchange rate effects	2
Balance as of December 31, 2014	$7,295
The purchase price for our 2011 acquisition of Euro Car Parts Holdings Limited ("ECP") included contingent payments depending on the achievement of certain annual performance targets in 2012 and 2013. The performance target for each of the measurement periods was exceeded, and therefore, we settled the liabilities related to the 2012 and 2013 performance periods for the maximum amounts of £25 million and £30 million, respectively. During 2014, we settled the liability for the 2013 performance period through a cash payment of $44.8 million (£26.9 million) and the issuance of notes for $5.1 million (£3.1 million). The liability for the 2012 performance period was settled during the three months ended March 31, 2013, through a cash payment of $33.9 million (£22.4 million) and the issuance of notes for $3.9 million (£2.6 million). The cash payments made for the settlement of these contingent consideration liabilities are included within Payments of Other

Obligations and Other cash outflows in the Cash Flows from Financing Activities and Cash Flows from Operating Activities sections, respectively, of our Consolidated Statements of Cash Flows.
Substantially all of the gains and losses included in earnings during the years ended December 31, 2014 and 2013 related to contingent consideration obligations that were settled by December 31, 2014. The changes in the fair value of contingent consideration obligations included in earnings during 2014 and 2013 reflect the quarterly reassessment of each obligation's fair value, including an analysis of the significant inputs used in the valuation, as well as the accretion of the present value discount.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Consolidated Balance Sheets at cost. Based on market conditions as of December 31, 2014 and 2013, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $1.1 billion and $673 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $94.9 million at December 31, 2014; we did not have any borrowings outstanding under the receivables facility as of December 31, 2013. As of December 31, 2014 and 2013, the fair value of our senior notes was approximately $569 million and $561 million, respectively, compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2014 to assume these obligations. The fair value of our senior notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at December 31, 2014 are as follows (in thousands):

Years ending December 31:
2015	$138,670
2016	121,263
2017	100,363
2018	81,635
2019	65,001
Thereafter	253,329
Future Minimum Lease Payments	$760,261
Rental expense for operating leases was approximately $148.5 million, $122.4 million and $101.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.
We guarantee the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2014, our portion of the guaranteed residual value would have totaled approximately $29.0 million. We have not recorded a liability for the guaranteed residual value of equipment under operating leases as the recovery on disposition of the equipment under the leases is expected to approximate the guaranteed residual value.
Litigation and Related Contingencies

We were a plaintiff in a class action lawsuit against several aftermarket product suppliers. During 2012, we recognized gains totaling $17.9 million resulting from settlements with certain of the defendants. These gains were recorded as a reduction of Cost of Goods Sold on our Consolidated Statements of Income.

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
On January 3, 2014, we completed our acquisition of Keystone Specialty, which is a leading distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America. Total acquisition date fair value of the consideration for our Keystone Specialty acquisition was $471.9 million, composed of $427.1 million of cash (net of cash acquired), $31.5 million of notes payable and $13.4 million of other purchase price obligations (non-interest bearing). We recorded $237.7 million of goodwill related to our acquisition of Keystone Specialty, which we do not expect to be deductible for income tax purposes. In the period between January 3, 2014 and December 31, 2014, Keystone Specialty generated approximately $771.1 million of revenue and $26.5 million of net income.
In addition to our acquisition of Keystone Specialty, we made 22 acquisitions during 2014, including 9 wholesale businesses in North America, 9 wholesale businesses in Europe, 2 self service retail operations, and 2 specialty vehicle aftermarket businesses. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were customers of and distributors for our Netherlands subsidiary, Sator Beheer B.V. ("Sator"). Our European acquisitions were completed with the objective of aligning our Netherlands and U.K. distribution models; our other acquisitions completed during the year ended December 31, 2014 enabled us to expand into new product lines and enter new markets. Total acquisition date fair value of the consideration for these additional acquisitions was $359.1 million, composed of $334.3 million of cash (net of cash acquired), $13.5 million of notes payable, $0.3 million of other purchase price obligations (non-interest bearing), $5.9 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $8.3 million), and $5.1 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. During the year ended December 31, 2014, we recorded $178.0 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2013 acquisitions. We expect $44.2 million of the $178.0 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and December 31, 2014, these acquisitions generated revenue of $257.8 million and $4.1 million of net income.
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

Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2014 acquisitions, certain of the purchase price allocations are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
The purchase price allocations for the acquisitions completed during 2014 and 2013 are as follows (in thousands):

	Year Ended			Year Ended
	December 31, 2014			December 31, 2013
	Keystone Specialty	Other Acquisitions	Total	Sator	Other Acquisitions	Total
Receivables	$48,473	$75,330	$123,803	$61,639	$38,685	$100,324
Receivable reserves	(7,748)	(7,383)	(15,131)	(8,563)	(3,246)	(11,809)
Inventory	150,696	123,815	274,511	71,784	26,455	98,239
Income taxes receivable	14,096	—	14,096	—	—	—
Prepaid expenses and other current assets	8,085	4,050	12,135	7,184	1,933	9,117
Property and equipment	38,080	27,026	65,106	19,484	14,015	33,499
Goodwill	237,729	177,974	415,703	142,721	92,726	235,447
Other intangibles	78,110	51,135	129,245	45,293	12,353	57,646
Other assets	6,159	2,793	8,952	2,049	1,251	3,300
Deferred income taxes	(26,591)	313	(26,278)	(14,100)	(564)	(14,664)
Current liabilities assumed	(63,513)	(52,961)	(116,474)	(49,593)	(36,799)	(86,392)
Debt assumed	—	(32,441)	(32,441)	—	(664)	(664)
Other noncurrent liabilities assumed	(11,675)	(10,573)	(22,248)	(5,074)	—	(5,074)
Contingent consideration liabilities	—	(5,854)	(5,854)	—	(3,854)	(3,854)
Other purchase price obligations	(13,351)	(333)	(13,684)	—	(214)	(214)
Notes issued	(31,500)	(13,535)	(45,035)	—	(7,482)	(7,482)
Settlement of pre-existing balances	—	(5,052)	(5,052)	—	—	—
Cash used in acquisitions, net of cash acquired	$427,050	$334,304	$761,354	$272,824	$134,595	$407,419
Included in other noncurrent liabilities recorded for our Sator acquisition is a liability for certain pension and other post-retirement obligations we assumed with the acquisition. Due to the immateriality of these plans, we have not provided the detailed disclosures otherwise prescribed by the accounting guidance on pensions and other post-retirement obligations.
The primary reason for our acquisitions made in 2014, 2013 and 2012 was to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and expanding into other product lines and businesses that may benefit from our operating strengths. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates logistics and administrative cost synergies as well as cross-selling opportunities, which contributed to the goodwill recorded on the Keystone Specialty acquisition. Our other acquisitions enabled us to further expand our market presence, including continental Europe through the Sator acquisition, as well as to widen our product offerings such as paint and related equipment in the U.K. We believe that our Sator acquisition will allow for synergies within our European operations, most notably in procurement, warehousing and product management. These projected synergies contributed to the goodwill recorded on the Sator acquisition.
When we identify potential acquisitions, we attempt to target companies with a leading market share, an experienced management team and workforce that provide a fit with our existing operations, and strong cash flows. For certain of our acquisitions, we have identified cost savings and synergies as a result of integrating the company with our existing business that provide additional value to the combined entity. In many cases, acquiring companies with these characteristics will result in purchase prices that include a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during the year ended December 31, 2014 as though the businesses had been acquired as of January 1, 2013, the businesses acquired during the year ended December 31, 2013 as though they had been acquired as of January 1, 2012 and the businesses acquired during the year ended December 31, 2012 as though they had been acquired as of January 1, 2011. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Revenue, as reported	$6,740,064	$5,062,528	$4,122,930
Revenue of purchased businesses for the period prior to acquisition:
Keystone Specialty	3,443	696,960	—
Sator	—	126,309	369,934
Other acquisitions	302,853	695,596	440,938
Pro forma revenue	$7,046,360	$6,581,393	$4,933,802

Net income, as reported	$381,519	$311,623	$261,225
Net income of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Keystone Specialty	637	40,460	—
Sator	—	5,712	6,032
Other acquisitions	11,490	19,367	18,363
Pro forma net income	$393,646	$377,162	$285,620

Earnings per share-basic, as reported	$1.26	$1.04	$0.88
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	0.00	0.14	—
Sator	—	0.02	0.02
Other acquisitions	0.04	0.06	0.06
Pro forma earnings per share-basic (1)	$1.30	$1.26	$0.97

Earnings per share-diluted, as reported	$1.25	$1.02	$0.87
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	0.00	0.13	—
Sator	—	0.02	0.02
Other acquisitions	0.04	0.06	0.06
Pro forma earnings per share-diluted (1)	$1.29	$1.24	$0.95

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The pro forma impact of our other acquisitions includes an adjustment for intercompany sales between Sator and the five Netherlands distributors that would have been reflected as intercompany transactions if the acquisitions had occurred on January 1, 2013. Our cost of sales in the initial months after the acquisitions reflects the increased valuation of acquired inventory, which has the impact of temporarily reducing our gross margin. Moving this negative gross margin impact to the year ended December 31, 2013 for our pro forma disclosure has the effect of increasing our pro forma net income during the year ended December 31, 2014. Additionally, the pro forma impact of our acquisitions reflects the elimination of acquisition related expenses totaling $3.2 million for the year ended December 31, 2014, primarily related to our May 2014 acquisitions of five aftermarket parts distribution businesses in the Netherlands. The pro forma impact of our Sator acquisition reflects the elimination of acquisition related expenses totaling $3.6 million for the year ended December 31, 2013. Additionally, the pro-forma impact of our other acquisitions reflects the elimination of acquisition related expenses totaling $2.2 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively. Refer to Note 9, "Restructuring and Acquisition Related Expenses," for further information regarding our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 9.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $3.7 million, $6.7 million, and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our 2014 expenses included $1.9 million related to our acquisitions of seven aftermarket parts distribution businesses in the Netherlands; the remainder of our 2014 expenses related to our acquisition of a supplier of replacement parts, supplies and accessories for recreational vehicles in our Specialty segment as well as other completed and potential acquisitions. Our 2013 expenses included $3.6 million related to our acquisition of Sator in May 2013, $1.4 million related to our acquisitions of five U.K.-based paint distribution businesses, and $0.9 million related to our acquisition of Keystone Specialty in January 2014. These costs are expensed as incurred.
Acquisition Integration Plans
During the year ended December 31, 2014, we incurred $5.8 million of restructuring expenses as a result of the integration of our acquisition of Keystone Specialty into our existing business. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete our integration plan are not expected to be material.
Also during 2014, we incurred $1.9 million, $1.0 million, and $0.8 million of other restructuring costs related to our European, North American, and Specialty acquisitions, respectively. These costs are a result of activities to integrate our acquisitions into our existing business, including the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions.
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations in 2015. These integration activities are expected to include the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be approximately $6 million.
During the year ended December 31, 2013, we incurred $2.1 million of restructuring expenses related to the integration of certain of our 2013 European acquisitions and $1.4 million of restructuring expenses related to the integration of certain of our 2012 North American acquisitions. Integration costs during the year ended December 31, 2012 totaled $1.2 million. Our integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to the integration of these acquisitions.
European Restructuring Plan
In the third quarter of 2014, we initiated restructuring activities to eliminate overlapping positions within certain of our European operations. As a result of these restructuring activities, we incurred $1.6 million of expenses during the year ended December 31, 2014, primarily for severance costs to terminated employees. While we do not expect material incremental expenses for this portion of the integration plan, we may incur additional expenses in the future as we continue to rationalize our European operations.
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
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and the assumed vesting of RSUs and restricted stock. Certain of our RSUs and stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these equity instruments could be dilutive in the future.
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net Income	$381,519	$311,623	$261,225
Denominator for basic earnings per share—Weighted-average shares outstanding	302,343	299,574	295,810
Effect of dilutive securities:
RSUs	791	845	479
Stock options	2,905	3,696	4,346
Restricted stock	6	16	58
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	306,045	304,131	300,693
Earnings per share, basic	$1.26	$1.04	$0.88
Earnings per share, diluted	$1.25	$1.02	$0.87
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Antidilutive securities:
RSUs	289	—	—
Stock options	116	—	—

Note 11.	Income Taxes
The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$144,924	$115,150	$110,825
State	24,052	20,869	19,693
Foreign	29,046	23,906	13,202
	$198,022	$159,925	$143,720
Deferred:
Federal	$9,321	$6,225	$5,824
State	(179)	(550)	(647)
Foreign	(2,900)	(1,396)	(955)
	$6,242	$4,279	$4,222
Provision for income taxes	$204,264	$164,204	$147,942
Income taxes have been based on the following components of income before provision for income taxes (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$460,637	$361,283	$348,150
Foreign	127,251	114,544	61,017
	$587,888	$475,827	$409,167

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of state credits and federal tax impact	2.8%	2.9%	3.1%
Impact of international operations	(3.6)%	(3.7)%	(2.3)%
Non-deductible expenses	0.5%	0.9%	0.8%
Federal production incentives and credits	(0.2)%	(0.3)%	(0.3)%
Revaluation of deferred taxes	—%	(0.3)%	(0.3)%
Other, net	0.2%	—%	0.2%
Effective tax rate	34.7%	34.5%	36.2%

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $266 million at December 31, 2014. Those earnings are considered to be indefinitely reinvested, and accordingly no provision for U.S. income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce materially any U.S. liability.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred Tax Assets:
Inventory	$33,452	$30,880
Accrued expenses and reserves	40,349	29,970
Accounts receivable	12,894	11,161
Stock-based compensation	11,978	11,519
Qualified and nonqualified retirement plans	14,049	10,210
Net operating loss carryforwards	6,744	5,181
Tax credit carryforwards	4,424	1,136
Other	8,275	6,711
	132,165	106,768
Less valuation allowance	(5,239)	(1,092)
Total deferred tax assets	$126,926	$105,676
Deferred Tax Liabilities:
Goodwill and other intangible assets	$121,728	$83,097
Property and equipment	60,215	50,695
Trade name	43,325	40,929
Other	5,988	2,693
Total deferred tax liabilities	$231,256	$177,414
Net deferred tax liability	$(104,330)	$(71,738)

Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2014	2013
Current deferred tax assets	$81,744	$63,938
Noncurrent deferred tax assets	203	1,501
Current deferred tax liabilities	4,615	3,355
Noncurrent deferred tax liabilities	181,662	133,822
Our noncurrent deferred tax assets and current deferred tax liabilities are included in Other Assets and Other Current Liabilities, respectively, on our Consolidated Balance Sheets.
We had net operating loss carryforwards for federal and certain of our state tax jurisdictions, the tax benefits of which total approximately $6.7 million and $5.1 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, we had foreign, state, & local tax credit carryforwards of $4.4 million and $1.1 million, respectively. As of December 31, 2014 and 2013, valuation allowances of $5.2 million and $1.1 million, respectively, were recorded for a portion of the deferred tax assets related to net operating loss and tax credit carryforwards. Of the $4.1 million net increase in valuation allowances, $3.3 million was related to acquired foreign tax credit and net operating loss carryforwards, and the remainder was recognized primarily due to our judgment regarding the realization of other net operating loss and tax credit carryforwards.
The net operating loss carryforwards expire over the period from 2015 through 2033. Foreign tax credit carryforwards expire over the period from 2015 through 2024, while the state & local tax credits primarily have no expiration. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance at January 1	$1,445	$1,693	$4,305
Additions for acquired tax positions	2,322	—	—
Additions based on tax positions related to the current year	302	302	827
Reductions for tax positions of prior years	—	—	(1,931)
Lapse of statutes of limitations	(134)	(550)	(713)
Settlements with taxing authorities	(1,182)	—	(795)
Currency exchange rate fluctuations	(123)	—	—
Balance at December 31	$2,630	$1,445	$1,693

Included in the balance of unrecognized tax benefits above as of December 31, 2014, 2013 and 2012 are $1.9 million, $0.9 million and $1.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2014, 2013 and 2012 also includes $0.7 million, $0.5 million, and $0.6 million respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Attributable to the unrecognized tax benefits noted above, at December 31, 2014 and 2013, the Company had accumulated interest and penalties of $0.7 million and $0.4 million respectively. During each of the years ended December 31, 2014, 2013, and 2012, $0.1 million, $0.1 million and $0.2 million, respectively, of interest and penalties were recorded through the income tax provision, prior to any reversals for lapses in the statutes of limitations.
During the twelve months beginning January 1, 2015, it is reasonably possible that we will reduce unrecognized tax benefits by up to approximately $0.1 million, all of which would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.
As of December 31, 2014, the U.S. Internal Revenue Service was conducting an examination of the Company’s Federal consolidated tax returns for 2011 and 2012. In the U.K., with limited exceptions, tax years through 2010 are no longer subject to inquiry. Certain Canadian operations are under examinations for the years 2010 to 2012. In the Netherlands, tax years through 2012 have been assessed. Tax years from 2011 are subject to income tax examinations by various U.S. state and local jurisdictions. Adjustments from such examinations, if any, are not expected to have a material effect on our financial position, results of operations or cash flows.

Note 12.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized (Loss)Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2012	$(2,071)	$(6,890)	$—	$(8,961)
Pretax income (loss)	12,921	(11,313)	—	1,608
Income tax effect	—	3,962	—	3,962
Reclassification of unrealized loss	—	6,439	—	6,439
Reclassification of deferred income taxes	—	(2,289)	—	(2,289)
Balance at December 31, 2012	$10,850	$(10,091)	$—	$759
Pretax income (loss)	14,056	(21,250)	935	(6,259)
Income tax effect	—	7,984	(234)	7,750
Reclassification of unrealized loss	—	27,481	—	27,481
Reclassification of deferred income taxes	—	(10,011)	—	(10,011)
Hedge ineffectiveness	—	460	—	460
Income tax effect	—	(169)	—	(169)
Balance at December 31, 2013	$24,906	$(5,596)	$701	$20,011
Pretax loss	(51,979)	(1,586)	(13,506)	(67,071)
Income tax effect	—	382	3,179	3,561
Reclassification of unrealized loss (gain)	—	5,200	(166)	5,034
Reclassification of deferred income taxes	—	(1,801)	41	(1,760)
Balance at December 31, 2014	$(27,073)	$(3,401)	$(9,751)	$(40,225)

Unrealized losses on our interest rate swap contracts totaling $6.2 million, $6.2 million, and $6.4 million were reclassified to interest expense in our Consolidated Statements of Income during each of the years ended December 31, 2014, 2013, and 2012. The remaining reclassification of unrealized gains and losses during these periods related to our foreign currency forward contracts and were recorded to other income in our Consolidated Statements of Income. These gains and losses offset the remeasurement of certain of our intercompany balances as discussed in Note 5, "Derivative Instruments and Hedging Activities." The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Year Ended December 31, 2014
Revenue:
Third Party	$4,088,701	$1,846,155	$805,208	$—	$6,740,064
Intersegment	589	—	1,807	(2,396)	—
Total segment revenue	$4,089,290	$1,846,155	$807,015	$(2,396)	$6,740,064
Segment EBITDA	$543,943	$167,155	$79,453	$—	$790,551
Depreciation and amortization	70,434	34,391	20,612	—	125,437
Year Ended December 31, 2013
Revenue:
Third Party	$3,802,929	$1,259,599	$—	$—	$5,062,528
Intersegment	—	—	—	—	—
Total segment revenue	$3,802,929	$1,259,599	$—	$—	$5,062,528
Segment EBITDA	$486,831	$141,756	$—	$—	$628,587
Depreciation and amortization	65,606	20,857	—	—	86,463
Year Ended December 31, 2012
Revenue:
Third Party	$3,426,858	$696,072	$—	$—	$4,122,930
Intersegment	—	—	—	—	—
Total segment revenue	$3,426,858	$696,072	$—	$—	$4,122,930
Segment EBITDA	$441,268	$73,673	$—	$—	$514,941
Depreciation and amortization	59,132	11,033	—	—	70,165

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. Segment EBITDA is calculated as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization.
The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Segment EBITDA	$790,551	$628,587	$514,941
Deduct:
Restructuring and acquisition related expenses(1)	14,806	10,173	2,751
Change in fair value of contingent consideration liabilities (2)	(1,851)	2,504	1,643
Add:
Equity in earnings of unconsolidated subsidiaries	(2,105)	—	—
EBITDA	775,491	615,910	510,547
Depreciation and amortization	125,437	86,463	70,165
Interest expense, net	63,947	50,825	31,215
Loss on debt extinguishment	324	2,795	—
Provision for income taxes	204,264	164,204	147,942
Net income	$381,519	$311,623	$261,225

(1) See Note 9, "Restructuring and Acquisition Related Expenses," for further information.
(2) See Note 6, "Fair Value Measurements," for further information on our contingent consideration liabilities.

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Year Ended December 31,
	2014	2013	2012
Capital Expenditures
North America	$86,172	$66,288	$73,331
Europe	44,896	23,898	14,924
Specialty	9,882	—	—
	$140,950	$90,186	$88,255

The following table presents assets by reportable segment (in thousands):

	December 31,
	2014	2013	2012
Receivables, net
North America	$322,713	$277,395	$241,627
Europe	227,987	180,699	70,181
Specialty	50,722	—	—
Total receivables, net	601,422	458,094	311,808
Inventory
North America	826,429	748,167	750,565
Europe	402,488	328,785	150,238
Specialty	204,930	—	—
Total inventory	1,433,847	1,076,952	900,803
Property and Equipment, net
North America	456,288	447,528	434,010
Europe	128,309	99,123	60,369
Specialty	45,390	—	—
Total property and equipment, net	629,987	546,651	494,379
Other unallocated assets	2,908,236	2,437,077	2,016,466
Total assets	$5,573,492	$4,518,774	$3,723,456
We report net receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and income taxes.
The majority of our operations are conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, France, Sweden, and Norway. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, other alternative parts operations in Guatemala, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue
United States	$4,499,743	$3,544,360	$3,209,024
United Kingdom	1,321,786	981,585	696,072
Other countries	918,535	536,583	217,834
	$6,740,064	$5,062,528	$4,122,930

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	December 31,
	2014	2013
Long-lived Assets
United States	$469,450	$418,869
United Kingdom	92,813	77,827
Other countries	67,724	49,955
	$629,987	$546,651

The following table sets forth our revenue by product category (in thousands):

	Year Ended December 31,
	2014	2013	2012
Aftermarket, other new and refurbished products	$4,613,454	$3,034,599	$2,286,853
Recycled, remanufactured and related products and services	1,473,305	1,394,981	1,277,023
Other	653,305	632,948	559,054
	$6,740,064	$5,062,528	$4,122,930
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
The following table presents unaudited selected quarterly financial data for the two years ended December 31, 2014. Beginning with the quarter ended June 30, 2013, the selected quarterly financial data includes the results of Sator, which was acquired effective May 1, 2013. Beginning with the quarter ended March 31, 2014, the selected quarterly financial data includes the results of Keystone Specialty, which was acquired effective January 3, 2014. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
(In thousands, except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2013
Revenue	$1,195,997	$1,251,748	$1,298,094	$1,316,689
Gross margin	501,949	509,873	517,907	545,673
Operating income	141,588	131,378	123,395	133,819
Net income	84,592	75,722	73,445	77,864
Basic earnings per share(1)	$0.28	$0.25	$0.24	$0.26
Diluted earnings per share(1)	$0.28	$0.25	$0.24	$0.26

	Quarter Ended
(In thousands, except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2014
Revenue	$1,625,777	$1,709,132	$1,721,024	$1,684,131
Gross margin	651,884	671,059	664,411	664,559
Operating income	173,834	173,596	156,188	146,250
Net income	104,653	104,882	91,515	80,469
Basic earnings per share(1)	$0.35	$0.35	$0.30	$0.27
Diluted earnings per share(1)	$0.34	$0.34	$0.30	$0.26

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

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$14,930	$32,103	$67,572	$—	$114,605
Receivables, net	145	217,542	383,735	—	601,422
Intercompany receivables, net	1,360	—	8,048	(9,408)	—
Inventory	—	964,477	469,370	—	1,433,847
Deferred income taxes	4,064	62,850	10,215	4,615	81,744
Prepaid expenses and other current assets	20,640	36,553	28,606	—	85,799
Total Current Assets	41,139	1,313,525	967,546	(4,793)	2,317,417
Property and Equipment, net	494	470,791	158,702	—	629,987
Intangible Assets:
Goodwill	—	1,563,796	725,099	—	2,288,895
Other intangibles, net	—	155,819	89,706	—	245,525
Investment in Subsidiaries	3,216,039	279,967	—	(3,496,006)	—
Intercompany Notes Receivable	667,949	23,449	—	(691,398)	—
Other Assets	49,601	24,457	20,481	(2,871)	91,668
Total Assets	$3,975,222	$3,831,804	$1,961,534	$(4,195,068)	$5,573,492
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$682	$182,607	$216,913	$—	$400,202
Intercompany payables, net	—	8,048	1,360	(9,408)	—
Accrued expenses:
Accrued payroll-related liabilities	8,075	48,850	29,091	—	86,016
Other accrued expenses	8,061	83,857	72,230	—	164,148
Contingent consideration liabilities	—	3,263	1,030	—	4,293
Other current liabilities	283	12,934	14,690	4,615	32,522
Current portion of long-term obligations	55,172	4,599	3,744	—	63,515
Total Current Liabilities	72,273	344,158	339,058	(4,793)	750,696
Long-Term Obligations, Excluding Current Portion	1,150,624	6,561	643,862	—	1,801,047
Intercompany Notes Payable	—	649,824	41,574	(691,398)	—
Deferred Income Taxes	—	156,727	27,806	(2,871)	181,662
Other Noncurrent Liabilities	31,668	60,213	27,549	—	119,430
Stockholders’ Equity	2,720,657	2,614,321	881,685	(3,496,006)	2,720,657
Total Liabilities and Stockholders' Equity	$3,975,222	$3,831,804	$1,961,534	$(4,195,068)	$5,573,492

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$77,926	$13,693	$58,869	$—	$150,488
Receivables, net	—	126,926	331,168	—	458,094
Intercompany receivables, net	2,275	6,923	—	(9,198)	—
Inventory	—	687,164	389,788	—	1,076,952
Deferred income taxes	3,189	57,422	3,327	—	63,938
Prepaid expenses and other current assets	7,924	24,190	18,231	—	50,345
Total Current Assets	91,314	916,318	801,383	(9,198)	1,799,817
Property and Equipment, net	668	419,617	126,366	—	546,651
Intangible Assets:
Goodwill	—	1,248,746	688,698	—	1,937,444
Other intangibles, net	—	56,069	97,670	—	153,739
Investment in Subsidiaries	2,364,586	264,815	—	(2,629,401)	—
Intercompany Notes Receivable	959,185	118,740	—	(1,077,925)	—
Other Assets	49,218	20,133	17,241	(5,469)	81,123
Total Assets	$3,464,971	$3,044,438	$1,731,358	$(3,721,993)	$4,518,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$314	$147,708	$201,047	$—	$349,069
Intercompany payables, net	—	—	9,198	(9,198)	—
Accrued expenses:
Accrued payroll-related liabilities	5,236	32,850	20,609	—	58,695
Other accrued expenses	26,714	56,877	56,483	—	140,074
Contingent consideration liabilities	—	1,923	50,542	—	52,465
Other current liabilities	2,803	13,039	20,273	—	36,115
Current portion of long-term obligations	24,421	3,030	14,084	—	41,535
Total Current Liabilities	59,488	255,427	372,236	(9,198)	677,953
Long-Term Obligations, Excluding Current Portion	1,016,249	6,554	241,443	—	1,264,246
Intercompany Notes Payable	—	611,274	466,651	(1,077,925)	—
Deferred Income Taxes	—	110,110	29,181	(5,469)	133,822
Other Noncurrent Liabilities	38,489	46,417	7,102	—	92,008
Stockholders’ Equity	2,350,745	2,014,656	614,745	(2,629,401)	2,350,745
Total Liabilities and Stockholders’ Equity	$3,464,971	$3,044,438	$1,731,358	$(3,721,993)	$4,518,774

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,649,391	$2,221,831	$(131,158)	$6,740,064
Cost of goods sold	—	2,813,427	1,405,882	(131,158)	4,088,151
Gross margin	—	1,835,964	815,949	—	2,651,913
Facility and warehouse expenses	—	382,937	143,354	—	526,291
Distribution expenses	—	389,430	187,911	—	577,341
Selling, general and administrative expenses	25,770	460,516	276,602	—	762,888
Restructuring and acquisition related expenses	—	8,628	6,178	—	14,806
Depreciation and amortization	218	81,253	39,248	—	120,719
Operating (loss) income	(25,988)	513,200	162,656	—	649,868
Other expense (income):
Interest expense	50,636	635	13,271	—	64,542
Intercompany interest (income) expense, net	(48,556)	23,865	24,691	—	—
Loss on debt extinguishment	324	—	—	—	324
Change in fair value of contingent consideration liabilities	—	(2,081)	230	—	(1,851)
Interest and other expense (income), net	230	(6,278)	5,013	—	(1,035)
Total other expense, net	2,634	16,141	43,205	—	61,980
(Loss) income before (benefit) provision for income taxes	(28,622)	497,059	119,451	—	587,888
(Benefit) provision for income taxes	(10,536)	190,456	24,344	—	204,264
Equity in earnings of unconsolidated subsidiaries	—	40	(2,145)	—	(2,105)
Equity in earnings of subsidiaries	399,605	28,846	—	(428,451)	—
Net income	$381,519	$335,489	$92,962	$(428,451)	$381,519

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,576,269	$1,598,832	$(112,573)	$5,062,528
Cost of goods sold	—	2,100,804	998,895	(112,573)	2,987,126
Gross margin	—	1,475,465	599,937	—	2,075,402
Facility and warehouse expenses	—	323,042	102,039	—	425,081
Distribution expenses	—	297,908	134,039	—	431,947
Selling, general and administrative expenses	26,778	377,481	192,793	—	597,052
Restructuring and acquisition related expenses	—	1,406	8,767	—	10,173
Depreciation and amortization	250	55,802	24,917	—	80,969
Operating (loss) income	(27,028)	419,826	137,382	—	530,180
Other expense (income):
Interest expense	42,442	640	8,102	—	51,184
Intercompany interest (income) expense, net	(45,459)	21,978	23,481	—	—
Loss on debt extinguishment	2,795	—	—	—	2,795
Change in fair value of contingent consideration liabilities	—	(744)	3,248	—	2,504
Interest and other expense (income), net	252	(2,858)	476	—	(2,130)
Total other expense, net	30	19,016	35,307	—	54,353
(Loss) income before (benefit) provision for income taxes	(27,058)	400,810	102,075	—	475,827
(Benefit) provision for income taxes	(7,193)	151,369	20,028	—	164,204
Equity in earnings of subsidiaries	331,488	22,050	—	(353,538)	—
Net income	$311,623	$271,491	$82,047	$(353,538)	$311,623

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,236,507	$976,710	$(90,287)	$4,122,930
Cost of goods sold	—	1,886,098	602,979	(90,287)	2,398,790
Gross margin	—	1,350,409	373,731	—	1,724,140
Facility and warehouse expenses	—	287,036	60,881	—	347,917
Distribution expenses	—	281,011	94,824	—	375,835
Selling, general and administrative expenses	21,098	346,596	127,897	—	495,591
Restructuring and acquisition related expenses	—	1,812	939	—	2,751
Depreciation and amortization	296	49,782	14,015	—	64,093
Operating (loss) income	(21,394)	384,172	75,175	—	437,953
Other expense (income):
Interest expense	24,272	308	6,849	—	31,429
Intercompany interest (income) expense, net	(37,491)	27,377	10,114	—	—
Change in fair value of contingent consideration liabilities	—	(1,943)	3,586	—	1,643
Interest and other income, net	(43)	(3,638)	(605)	—	(4,286)
Total other (income) expense, net	(13,262)	22,104	19,944	—	28,786
(Loss) income before (benefit) provision for income taxes	(8,132)	362,068	55,231	—	409,167
(Benefit) provision for income taxes	(3,287)	140,150	11,079	—	147,942
Equity in earnings of subsidiaries	266,070	12,481	—	(278,551)	—
Net income	$261,225	$234,399	$44,152	$(278,551)	$261,225

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$381,519	$335,489	$92,962	$(428,451)	$381,519
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(51,979)	(17,710)	(49,559)	67,269	(51,979)
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,195	—	(444)	444	2,195
Net change in unrealized gains/losses on pension plan, net of tax	(10,452)	—	(10,452)	10,452	(10,452)
Total other comprehensive (loss) income	(60,236)	(17,710)	(60,455)	78,165	(60,236)
Total comprehensive income	$321,283	$317,779	$32,507	$(350,286)	$321,283

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$311,623	$271,491	$82,047	$(353,538)	$311,623
Other comprehensive income, net of tax:
Foreign currency translation	14,056	7,168	15,495	(22,663)	14,056
Net change in unrecognized gains/losses on derivative instruments, net of tax	4,495	—	1,322	(1,322)	4,495
Net change in unrealized gain on pension plan, net of tax	701	—	701	(701)	701
Total other comprehensive income	19,252	7,168	17,518	(24,686)	19,252
Total comprehensive income	$330,875	$278,659	$99,565	$(378,224)	$330,875

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$261,225	$234,399	$44,152	$(278,551)	$261,225
Other comprehensive income (loss), net of tax:
Foreign currency translation	12,921	5,278	12,334	(17,612)	12,921
Net change in unrecognized gains/losses on derivative instruments, net of tax	(3,201)	—	(519)	519	(3,201)
Total other comprehensive income	9,720	5,278	11,815	(17,093)	9,720
Total comprehensive income	$270,945	$239,677	$55,967	$(295,644)	$270,945

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$271,221	$427,249	$(53,348)	$(274,225)	$370,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44)	(85,182)	(55,724)	—	(140,950)
Investment and intercompany note activity with subsidiaries	(477,007)	(608)	—	477,615	—
Acquisitions, net of cash acquired	—	(635,171)	(140,750)	—	(775,921)
Other investing activities, net	—	768	(4,891)	—	(4,123)
Net cash used in investing activities	(477,051)	(720,193)	(201,365)	477,615	(920,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,324	—	—	—	9,324
Excess tax benefit from stock-based payments	17,814	—	—	—	17,814
Debt issuance costs	(3,675)	—	(75)	—	(3,750)
Borrowings under revolving credit facilities	867,000	—	720,644	—	1,587,644
Repayments under revolving credit facilities	(727,000)	—	(371,518)	—	(1,098,518)
Borrowings under term loans	11,250	—	—	—	11,250
Repayments under term loans	(16,875)	—	—	—	(16,875)
Borrowings under receivables securitization facility	—	—	95,050	—	95,050
Repayments under receivables securitization facility	—	—	(150)	—	(150)
Repayments of other long-term debt	(1,921)	(2,310)	(35,820)	—	(40,051)
Payments of other obligations	—	(464)	(41,528)	—	(41,992)
Other financing activities, net	(13,083)	12,340	—	—	(743)
Investment and intercompany note activity with parent	—	576,384	(98,769)	(477,615)	—
Dividends	—	(274,225)	—	274,225	—
Net cash provided by financing activities	142,834	311,725	267,834	(203,390)	519,003
Effect of exchange rate changes on cash and equivalents	—	(371)	(4,418)	—	(4,789)
Net (decrease) increase in cash and equivalents	(62,996)	18,410	8,703	—	(35,883)
Cash and equivalents, beginning of period	77,926	13,693	58,869	—	150,488
Cash and equivalents, end of period	$14,930	$32,103	$67,572	$—	$114,605

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$160,620	$260,567	$126,681	$(119,812)	$428,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(57,219)	(32,967)	—	(90,186)
Investment and intercompany note activity with subsidiaries	(434,172)	(84,894)	—	519,066	—
Acquisitions, net of cash acquired	—	(33,436)	(374,948)	—	(408,384)
Other investing activities, net	—	1,191	(8,227)	—	(7,036)
Net cash used in investing activities	(434,172)	(174,358)	(416,142)	519,066	(505,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	15,392	—	—	—	15,392
Excess tax benefit from stock-based payments	18,348	—	—	—	18,348
Debt issuance costs	(16,858)	—	(82)	—	(16,940)
Proceeds from issuance of senior notes	600,000	—	—	—	600,000
Borrowings under revolving credit facilities	315,000	—	122,023	—	437,023
Repayments under revolving credit facilities	(616,000)	—	(132,086)	—	(748,086)
Borrowings under term loans	35,000	—	—	—	35,000
Repayments under term loans	(16,875)	—	—	—	(16,875)
Borrowings under receivables securitization facility	—	—	41,500	—	41,500
Repayments under receivables securitization facility	—	—	(121,500)	—	(121,500)
Repayments of other long-term debt	(925)	(8,930)	(35,207)	—	(45,062)
Payments of other obligations	—	(473)	(32,386)	—	(32,859)
Investment and intercompany note activity with parent	—	38,446	480,620	(519,066)	—
Dividends	—	(119,812)	—	119,812	—
Net cash provided by (used in) financing activities	333,082	(90,769)	322,882	(399,254)	165,941
Effect of exchange rate changes on cash and equivalents	—	—	2,327	—	2,327
Net increase (decrease) in cash and equivalents	59,530	(4,560)	35,748	—	90,718
Cash and equivalents, beginning of period	18,396	18,253	23,121	—	59,770
Cash and equivalents, end of period	$77,926	$13,693	$58,869	$—	$150,488

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$150,309	$289,013	$(74,085)	$(159,047)	$206,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(150)	(68,344)	(19,761)	—	(88,255)
Investment and intercompany note activity with subsidiaries	(132,006)	—	—	132,006	—
Acquisitions, net of cash acquired	—	(183,716)	(81,620)	—	(265,336)
Other investing activities, net	—	699	358	—	1,057
Net cash used in investing activities	(132,156)	(251,361)	(101,023)	132,006	(352,534)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17,693	—	—	—	17,693
Excess tax benefit from stock-based payments	15,737	—	—	—	15,737
Debt issuance costs	(30)	—	(223)	—	(253)
Borrowings under revolving credit facilities	612,700	—	129,681	—	742,381
Repayments under revolving credit facilities	(832,700)	—	(22,702)	—	(855,402)
Borrowings under term loans	200,000	—	—	—	200,000
Repayments under term loans	(20,000)	—	—	—	(20,000)
Borrowings under receivables securitization facility	—	—	82,700	—	82,700
Repayments under receivables securitization facility	—	—	(2,700)	—	(2,700)
Repayments other long-term debt	(3,065)	(2,568)	(13,158)	—	(18,791)
Payments of other obligations	—	(4,293)	—	—	(4,293)
Investment and intercompany note activity with parent	—	129,076	2,930	(132,006)	—
Dividends	—	(159,047)	—	159,047	—
Net cash (used in) provided by financing activities	(9,665)	(36,832)	176,528	27,041	157,072
Effect of exchange rate changes on cash and equivalents	—	—	795	—	795
Net increase in cash and equivalents	8,488	820	2,215	—	11,523
Cash and equivalents, beginning of period	9,908	17,433	20,906	—	48,247
Cash and equivalents, end of period	$18,396	$18,253	$23,121	$—	$59,770

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated March 2, 2015
Management of LKQ Corporation and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
We have excluded from our assessment of internal control over financial reporting six aftermarket parts distribution businesses in the Netherlands, all of which are subsidiaries of the Company's Netherlands subsidiary, Sator Beheer B.V., which were acquired during 2014 and whose financial statements constitute no more than 3% of net assets, total assets, revenue, and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on this assessment, management determined that, as of December 31, 2014, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Control over Financial Reporting dated March 2, 2015, management excluded from its assessment the internal control over financial reporting at six aftermarket parts distribution businesses in the Netherlands, all of which are subsidiaries of the Company's Netherlands subsidiary, Sator Beheer B.V., which were acquired during 2014 and whose financial statements constitute no more than 3% of net assets, total assets, revenue, and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at these six aftermarket parts distribution businesses in the Netherlands. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated March 2, 2015. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 2, 2015

ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2015 (the "Proxy Statement") is incorporated herein by reference.
Executive Officers
Our executive officers, their ages at December 31, 2014, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Robert L. Wagman	50	President, Chief Executive Officer and Director
John S. Quinn	56	Executive Vice President and Chief Financial Officer
Victor M. Casini	52	Senior Vice President, General Counsel and Corporate Secretary
Walter P. Hanley	48	Senior Vice President—Development
Steven Greenspan	53	Senior Vice President of Operations—Wholesale Parts Division
Michael S. Clark	40	Vice President—Finance and Controller
Robert A. Alberico	65	Senior Vice President of Human Resources
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
John S. Quinn has been our Executive Vice President and Chief Financial Officer since November 2009. Prior to joining our Company, he was the Senior Vice President, Chief Financial Officer and Treasurer of Casella Waste Systems, Inc., a company in the solid waste management services industry, from January 2009. From January 2001 to January 2009 he held various positions of increasing responsibility with Allied Waste Industries, Inc., a company also in the solid waste management services industry, including Senior Vice President of Finance from January 2005 to January 2009, Controller and Chief Accounting Officer from November 2006 to September 2007 and Vice President Financial Analysis and Planning from January 2003 to January 2005. From August 1987 to January 2001, he held various positions with Waste Management Inc.'s foreign subsidiaries, and Waste Management International, plc. in Canada and the United Kingdom. Prior to working for Waste Management, he worked for Ford Glass Ltd., a subsidiary of Ford Motor Company.
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
Robert A. Alberico joined us in January 2014 as our Senior Vice President of Human Resources. Mr. Alberico has had over 35 years of experience in the Human Resources field. He was the Vice President of Human Resources at Morton Salt, a producer of salt and other consumer products, from January 2008 to December 2013; the Vice President of Human Resources at Allied Waste Industries, a waste services company, from 2004 to 2007; held positions as both Vice President and Director, Human Resources, for TRW Automotive, a manufacturer of automotive safety products, and certain of its business units from 1988 to 2003; and held various human resources positions from 1975 to 1988 at the Admiral Products Division of Rockwell International, which manufactures consumer electronics, and the Graphic Systems Division at Rockwell International, which manufactures press equipment.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information appearing under the caption "Other Information—Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2014.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Stock options	5,207,772	$8.04
Restricted stock units	2,151,232	$—
Total equity compensation plans approved by stockholders	7,359,004		13,344,906
Equity compensation plans not approved by stockholders	—	$—	—
Total	7,359,004		13,344,906
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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Reference is made to the information set forth in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
(a)(2) Financial Statement Schedules
Other than as set forth below, all schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto.
Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2012	$8,347	$5,928	$308	$(5,113)	$9,470
Year ended December 31, 2013	9,470	7,148	3,633	(5,891)	14,360
Year ended December 31, 2014	14,360	9,814	4,436	(9,184)	19,426
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2012	$22,804	$714,880	$1,151	$(714,143)	$24,692
Year ended December 31, 2013	24,692	797,380	825	(796,261)	26,636
Year ended December 31, 2014	26,636	955,615	10,695	(961,658)	31,288

(a)(3) Exhibits
The exhibits to this Annual Report on Form 10-K are listed in Item 15(b) of this Annual Report on Form 10-K. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.2	Amendment to LKQ Corporation 401(k) Plus Plan.
10.3	Trust for LKQ Corporation 401(k) Plus Plan.
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2011.
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.6	Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan.
10.7	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.8	Form of LKQ Corporation Restricted Stock Unit Agreement.
10.9	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement.
10.10	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended.
10.11	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.12	LKQ Corporation Management Incentive Plan.
10.13	Form of LKQ Corporation Executive Officer Management Incentive Plan Award Memorandum.
10.14	Amended and Restated LKQ Corporation Long Term Incentive Plan.
10.15	Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum.
10.16	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten.
10.17	Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009.
10.23	Change of Control Agreement between LKQ Corporation and Robert L. Wagman dated as of July 24, 2014.
10.24	Change of Control Agreement between LKQ Corporation and John S. Quinn dated as of July 24, 2014.
10.25	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014.
10.26	Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014.
10.27	Change of Control Agreement between LKQ Corporation and Steven Greenspan dated as of July 24, 2014.
10.28	Change of Control Agreement between LKQ Corporation and Robert A. Alberico dated as of July 24, 2014.
10.29	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014.
10.30	LKQ Severance Policy for Key Executives.
(b) Exhibits

3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed with the SEC on August 8, 2014).
4.1
Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-107417 filed with the SEC on September 12, 2003).

4.2
Amendment and Restatement Agreement dated as March 27, 2014 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on March 27, 2014).

4.3
Amendment No. 1 dated as of November 13, 2014 to the Third Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as March 27, 2014 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent.

4.4
Indenture dated as of May 9, 2013 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on May 10, 2013).

4.5
Supplemental Indenture dated as of May 8, 2014 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 10-Q filed with the SEC on August 1, 2014).

10.1
LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.2
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

10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.6
Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).

10.7
Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2013).

10.8	Form of LKQ Corporation Restricted Stock Unit Agreement.
10.9
Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on December 16, 2014).

10.10
LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-Q filed with the SEC on November 7, 2008).

10.11
Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.12	LKQ Corporation Management Incentive Plan.
10.13	Form of LKQ Corporation Executive Officer Management Incentive Plan Award Memorandum.
10.14	Amended and Restated LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on November 7, 2014).
10.15	Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum.
10.16
Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on May 21, 2009).

10.17
Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on February 2, 2011).

10.18
ISDA 2002 Master Agreement between Bank of America, N.A. and LKQ Corporation, and related Schedule (incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K filed with the SEC on March 3, 2014).

10.19
ISDA 2002 Master Agreement between Citizens Bank of Pennsylvania and LKQ Corporation, and related Schedule (incorporated by reference to Exhibit 10.24 to the Company’s report on Form 10-K filed with the SEC on March 3, 2014).

10.20
ISDA 2002 Master Agreement between RBS Citizens, N.A. and LKQ Corporation, and related Schedule(incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-K filed with the SEC on March 3, 2014).

10.21
ISDA 2002 Master Agreement between Fifth Third Bank and LKQ Corporation, and related Schedule(incorporated by reference to Exhibit 10.26 to the Company’s report on Form 10-K filed with the SEC on March 3, 2014).

10.22
ISDA 2002 Master Agreement between Wells Fargo Bank, National Association and LKQ Corporation, and related Schedule (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2013).

10.23
Change of Control Agreement between LKQ Corporation and Robert L. Wagman dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).

10.24
Change of Control Agreement between LKQ Corporation and John S. Quinn dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).

10.25
Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).

10.26
Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).

10.27
Change of Control Agreement between LKQ Corporation and Steven Greenspan dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).

10.28
Change of Control Agreement between LKQ Corporation and Robert A. Alberico dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).

10.29
Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).

10.30	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.31
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

10.33
Amendment No. 1 to Receivables Purchase Agreement dated as of September 29, 2014 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 3, 2014).

10.34
Performance Undertaking, dated as of September 28, 2012 by LKQ Corporation in favor of LKQ Receivables Finance Company, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).

10.35
Agreement and Plan of Merger dated as of December 5, 2013 among Keystone Automotive Holdings, Inc., LKQ Corporation, KAH Acquisition Sub, Inc., certain stockholders of Keystone Automotive Holdings, Inc., and the Equityholders Representative (incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K filed with the SEC on March 3, 2014).

10.36
APX Agreement between Euro Car Parts Limited, LKQ Corporation, Sukhpal Singh Ahluwalia and APX Autopart Express Limited dated as of November 7, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on November 13, 2014).

10.37
Service Agreement between Euro Car Parts Limited and Sukhpal Singh Ahluwalia dated as of November 7, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on November 13, 2014).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

LKQ CORPORATION

By:	/s/ ROBERT L. WAGMAN
Robert L. Wagman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015.

Signature	Title
Principal Executive Officer:
/s/ ROBERT L. WAGMAN	President and Chief Executive Officer
Robert L. Wagman
Principal Financial Officer:
/s/ JOHN S. QUINN	Executive Vice President and Chief Financial Officer
John S. Quinn
Principal Accounting Officer:
/s/ MICHAEL S. CLARK	Vice President—Finance and Controller
Michael S. Clark
A Majority of the Directors:
/s/ SUKHPAL SINGH AHLUWALIA	Director
Sukhpal Singh Ahluwalia
/s/ A. CLINTON ALLEN	Director
A. Clinton Allen
/s/ RONALD G. FOSTER	Director
Ronald G. Foster
/s/ JOSEPH M. HOLSTEN	Director
Joseph M. Holsten
/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie
/s/ PAUL M. MEISTER	Director
Paul M. Meister
/s/ JOHN F. O'BRIEN	Director
John F. O'Brien
/s/ GUHAN SUBRAMANIAN	Director
Guhan Subramanian
/s/ ROBERT L. WAGMAN	Director
Robert L. Wagman
/s/ WILLIAM M. WEBSTER, IV	Director
William M. Webster, IV