Form 10-Q
period 2015-03-31
LKQ CORP
filed 2015-05-01
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At April 24, 2015, the registrant had issued and outstanding an aggregate of 304,190,858 shares of Common Stock.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash and equivalents	$175,492	$114,605
Receivables, net	645,037	601,422
Inventory	1,358,056	1,433,847
Deferred income taxes	78,340	81,744
Prepaid expenses and other current assets	80,254	85,799
Total Current Assets	2,337,179	2,317,417
Property and Equipment, net	621,571	629,987
Intangible Assets:
Goodwill	2,235,043	2,288,895
Other intangibles, net	231,852	245,525
Other Assets	96,821	91,668
Total Assets	$5,522,466	$5,573,492
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$397,623	$400,202
Accrued expenses:
Accrued payroll-related liabilities	81,675	86,016
Other accrued expenses	171,145	164,148
Income taxes payable	37,063	13,763
Other current liabilities	22,505	23,052
Current portion of long-term obligations	62,303	63,515
Total Current Liabilities	772,314	750,696
Long-Term Obligations, Excluding Current Portion	1,672,332	1,801,047
Deferred Income Taxes	177,373	181,662
Other Noncurrent Liabilities	120,540	119,430
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value,1,000,000,000 shares authorized, 304,164,218 and 303,452,655 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3,042	3,035
Additional paid-in capital	1,061,233	1,054,686
Retained earnings	1,810,256	1,703,161
Accumulated other comprehensive loss	(94,624)	(40,225)
Total Stockholders’ Equity	2,779,907	2,720,657
Total Liabilities and Stockholders’ Equity	$5,522,466	$5,573,492

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$1,773,912	$1,625,777
Cost of goods sold	1,074,433	973,893
Gross margin	699,479	651,884
Facility and warehouse expenses	132,657	126,159
Distribution expenses	141,714	137,329
Selling, general and administrative expenses	203,241	184,530
Restructuring and acquisition related expenses	6,488	3,321
Depreciation and amortization	29,453	26,711
Operating income	185,926	173,834
Other expense (income):
Interest expense, net	14,906	16,118
Loss on debt extinguishment	—	324
Change in fair value of contingent consideration liabilities	151	(1,222)
Other expense (income), net	1,768	(96)
Total other expense, net	16,825	15,124
Income before provision for income taxes	169,101	158,710
Provision for income taxes	60,098	54,021
Equity in earnings of unconsolidated subsidiaries	(1,908)	(36)
Net income	$107,095	$104,653
Earnings per share:
Basic	$0.35	$0.35
Diluted	$0.35	$0.34

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$107,095	$104,653
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(54,810)	(563)
Net change in unrecognized gains/losses on derivative instruments, net of tax	283	793
Net change in unrealized gains/losses on pension plan, net of tax	128	(37)
Total other comprehensive (loss) income	(54,399)	193
Total comprehensive income	$52,696	$104,846

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,095	$104,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,669	27,846
Stock-based compensation expense	5,546	6,246
Excess tax benefit from stock-based payments	(5,201)	(6,813)
Other	3,298	545
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(62,329)	(49,615)
Inventory	43,823	(19,021)
Prepaid income taxes/income taxes payable	48,715	39,104
Accounts payable	11,233	(9,336)
Other operating assets and liabilities	(2,704)	3,400
Net cash provided by operating activities	180,145	97,009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,096)	(33,716)
Acquisitions, net of cash acquired	(864)	(486,736)
Other investing activities, net	(7,316)	(835)
Net cash used in investing activities	(34,276)	(521,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,318	2,377
Excess tax benefit from stock-based payments	5,201	6,813
Taxes paid related to net share settlements of stock-based compensation awards	(5,243)	—
Debt issuance costs	—	(3,753)
Borrowings under revolving credit facilities	85,030	700,123
Repayments under revolving credit facilities	(155,073)	(390,000)
Borrowings under term loans	—	11,250
Repayments under term loans	(5,625)	—
Borrowings under receivables securitization facility	2,100	80,000
Repayments of other long-term debt	(6,576)	(8,952)
Payments of other obligations	(1,544)	(2,006)
Settlement of foreign currency forward contract	—	(9,639)
Net cash (used in) provided by financing activities	(80,412)	386,213
Effect of exchange rate changes on cash and equivalents	(4,570)	823
Net increase (decrease) in cash and equivalents	60,887	(37,242)
Cash and equivalents, beginning of period	114,605	150,488
Cash and equivalents, end of period	$175,492	$113,246
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$10,999	$14,539
Interest	6,937	8,087
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other obligations, including notes issued and debt assumed in connection with business acquisitions	$34	$48,308
Contingent consideration liabilities	—	4,317
Noncash property and equipment additions	2,414	4,859

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, December 31, 2014	303,453	$3,035	$1,054,686	$1,703,161	$(40,225)	$2,720,657
Net income	—	—	—	107,095	—	107,095
Other comprehensive loss	—	—	—	—	(54,399)	(54,399)
Restricted stock units vested, net of shares withheld for employee tax	393	4	(2,006)	—	—	(2,002)
Stock-based compensation expense	—	—	5,546	—	—	5,546
Exercise of stock options	462	5	2,008	—	—	2,013
Shares withheld for net share settlements of stock option awards	(144)	(2)	(3,934)	—	—	(3,936)
Excess tax benefit from stock-based payments	—	—	4,933	—	—	4,933
BALANCE, March 31, 2015	304,164	$3,042	$1,061,233	$1,810,256	$(94,624)	$2,779,907

See notes to unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

Note 2.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $34.2 million and $31.3 million at March 31, 2015 and December 31, 2014, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap metal, other metals, and cores when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We recorded a reserve for uncollectible accounts of approximately $18.9 million and $19.4 million at March 31, 2015 and December 31, 2014, respectively.
Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Aftermarket and refurbished products	$968,307	$1,022,549
Salvage and remanufactured products	389,749	411,298
	$1,358,056	$1,433,847
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships, software and other technology related assets, and covenants not to compete.

The changes in the carrying amount of goodwill by reportable segment during the three months ended March 31, 2015 are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2015	$1,392,032	$616,819	$280,044	$2,288,895
Business acquisitions and adjustments to previously recorded goodwill	540	(383)	(610)	(453)
Exchange rate effects	(9,585)	(43,820)	6	(53,399)
Balance as of March 31, 2015	$1,382,987	$572,616	$279,440	$2,235,043
The components of other intangibles are as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$168,761	$(37,112)	$131,649	$173,340	$(35,538)	$137,802
Customer relationships	91,729	(29,862)	61,867	92,972	(26,751)	66,221
Software and other technology related assets	43,617	(11,811)	31,806	44,640	(10,387)	34,253
Covenants not to compete	10,507	(3,977)	6,530	11,074	(3,825)	7,249
	$314,614	$(82,762)	$231,852	$322,026	$(76,501)	$245,525
Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 20 years) on an accelerated basis. Software and other technology related assets are amortized on a straight-line basis over the expected period to be benefited (five to six years). Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $8.3 million and $7.4 million during the three months ended March 31, 2015 and 2014, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2019 is $32.5 million, $29.1 million, $26.7 million, $22.0 million and $17.5 million, respectively.
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

Balance as of January 1, 2015	$14,881
Warranty expense	7,307
Warranty claims	(6,697)
Balance as of March 31, 2015	$15,491
Investments in Unconsolidated Subsidiaries
As of March 31, 2015, the carrying value of our investments in unconsolidated subsidiaries was $13.2 million; of this amount, $12.4 million relates to our investment in ACM Parts Pty Ltd ("ACM Parts"). In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop ACM Parts, an alternative vehicle replacement parts business in those countries. We hold a 49% interest in the entity and are contributing our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts; Suncorp Group holds a 51% equity interest and is supplying salvage vehicles to the venture as well as assisting in establishing relationships with repair shops as customers. We are accounting for our interest in this subsidiary using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. During the three months ended March 31, 2015, we increased our total investment in ACM Parts by $7.5 million, which is reflected in Other investing activities, net on the Unaudited Condensed Consolidated Statements of Cash Flows. Our total ownership interest in ACM Parts remains unchanged as a result of this additional investment. The total of our investment in ACM Parts and other unconsolidated subsidiaries is included within Other Assets on our Unaudited Condensed Consolidated Balance Sheets. Our equity in the net earnings of the investees for the three months ended March 31, 2015 was not material.
Depreciation Expense
Included in Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations as well as our distribution centers.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This update outlines a new comprehensive revenue recognition model which supersedes most current revenue recognition guidance, and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities adopting the standard have the option of using either a full retrospective or modified retrospective approach in the application of this guidance. As currently issued, ASU 2014-09 will be effective for the Company during the first quarter of our fiscal year 2017; however, the FASB has proposed a one-year deferral of the effective date of the standard. Early adoption is not permitted. We are still evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update 2015-03, "Interest-Imputation of Interest " ("ASU 2015-03"). This update simplifies the presentation of debt issuance costs on the financial statements by requiring companies to reduce debt issuance costs from the carrying value of their corresponding liability on the balance sheet, rather than presenting debt issuance costs as deferred charges. ASU 2015-03 will be effective for the Company during the first quarter of our fiscal year 2016. Early adoption is permitted. Entities must retrospectively apply this guidance within the balance sheet for all periods presented in order to reflect the period-specific effects of this new guidance. We do not anticipate the adoption of this guidance will have a material impact on our financial position, results of operations, or cash flows.

Note 3.	Stock-Based Compensation
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
RSUs
RSUs vest over periods of up to five years, subject to a continued service condition. Currently outstanding RSUs contain either a time-based vesting condition or a combination of a performance-based vesting condition and a time-based vesting condition, in which case, both conditions must be met before any RSUs vest. For the RSUs containing a performance-based vesting condition, the Company must report positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date. Each RSU converts into one share of LKQ common stock on the applicable vesting date. The grant date fair value of RSUs is based on the market price of LKQ stock on the grant date.
During the three months ended March 31, 2015, we granted 869,893 RSUs to employees. The fair value of RSUs that vested during the three months ended March 31, 2015 was $12.3 million.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the three months ended March 31, 2015:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2015	2,151,232	$20.97	$60,493
Granted	869,893	$27.00
Vested	(471,050)	$19.54
Forfeited / Canceled	(15,666)	$23.61
Unvested as of March 31, 2015	2,534,409	$23.29	$64,780
Expected to vest after March 31, 2015	2,436,315	$23.12	$62,272
(1) The aggregate intrinsic value of unvested and expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested as of January 1, 2015 and March 31, 2015, respectively. This amount changes based on the market price of the Company’s common stock.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the three months ended March 31, 2015.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the three months ended March 31, 2015:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2015	5,207,772	$8.04	3.6	$105,038
Exercised	(462,025)	$4.36
Forfeited / Canceled	(6,109)	$32.31
Balance as of March 31, 2015	4,739,638	$8.36	3.5	$82,180
Exercisable as of March 31, 2015	4,637,000	$7.85	3.4	$82,134
Exercisable as of March 31, 2015 and expected to vest thereafter	4,729,661	$8.31	3.5	$82,180
(1) The aggregate intrinsic value of outstanding, exercisable and expected to vest options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of January 1, 2015 and March 31, 2015, respectively. This amount changes based on the market price of the Company’s common stock.

The following table summarizes the components of pre-tax stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2015	2014
RSUs	$5,420	$5,396
Stock options	126	804
Restricted stock	—	46
Total stock-based compensation expense	$5,546	$6,246

As of March 31, 2015, unrecognized compensation expense related to unvested RSUs and stock options is $45.4 million and $0.5 million, respectively, and is expected to be recognized over weighted-average periods of 3.4 years and 1.7 years, respectively. Stock-based compensation expense related to these awards will be different to the extent the actual forfeiture rates are different from our estimated forfeiture rates.

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Senior secured credit agreement:
Term loans payable	$427,500	$433,125
Revolving credit facilities	546,988	663,912
Senior notes	600,000	600,000
Receivables securitization facility	97,000	94,900
Notes payable through November 2019 at weighted average interest rates of 1.0%	44,590	45,891
Other long-term debt at weighted average interest rates of 3.5% and 3.1%, respectively	18,557	26,734
	1,734,635	1,864,562
Less current maturities	(62,303)	(63,515)
	$1,672,332	$1,801,047
Senior Secured Credit Agreement

On March 27, 2014, LKQ Corporation, LKQ Delaware LLP, and certain other subsidiaries (collectively, the "Borrowers") entered into a third amended and restated credit agreement (the "Credit Agreement"). Total availability under the Credit Agreement is $2.3 billion (composed of $1.69 billion in the revolving credit facility's multicurrency component, $165 million in the revolving credit facility's U.S. dollar only component, and $450 million of term loans). The Credit Agreement allows the Company to increase the amount of the revolving credit facility or obtain incremental term loans up to the greater of $400 million or the amount that may be borrowed while maintaining a senior secured leverage ratio of less than or equal to 2.50 to 1.00, subject to the agreement of the lenders.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at March 31, 2015 and December 31, 2014 were 2.38% and 2.10%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $22.5 million was classified as current maturities at both March 31, 2015 and December 31, 2014. As of March 31, 2015, there were letters of credit outstanding in the aggregate amount of $71.5 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at March 31, 2015 was $1.2 billion.

Related to the execution of the Credit Agreement in March 2014, we incurred $3.7 million of fees, of which $3.4 million were capitalized within Other Assets on our Unaudited Condensed Consolidated Balance Sheet and are amortized over the term of the agreement. The remaining $0.3 million of fees were expensed during the year ended December 31, 2014 as a loss on debt extinguishment.
Senior Notes
In April 2014, LKQ Corporation completed an offer to exchange $600 million aggregate principal amount of registered 4.75% Senior Notes due 2023 (the "Notes") for notes previously issued through a private placement. The Notes are governed by the original Indenture dated as of May 9, 2013 among LKQ Corporation, certain of our subsidiaries (the "Guarantors") and U.S. Bank National Association, as trustee. The Notes are substantially identical to those previously issued through the private placement, except the Notes are registered under the Securities Act of 1933.
The Notes bear interest at a rate of 4.75% per year from the most recent payment date on which interest has been paid or provided for. Interest on the Notes is payable in arrears on May 15 and November 15 of each year. The first interest payment was made on November 15, 2013. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
The Notes and the guarantees are, respectively, LKQ Corporation's and each Guarantor's senior unsecured obligations. The Notes are subordinated to all of LKQ Corporation's and the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Notes are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Notes to the extent of the assets of those subsidiaries.
Receivables Securitization Facility
On September 28, 2012, we entered into a three year receivables securitization facility with The Bank of Tokyo-Mitsubishi UFJ, LTD. ("BTMU ") as Administrative Agent. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to BTMU for the benefit of conduit investors and/or financial institutions for up to $80 million in cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company. On September 29, 2014, the parties amended the terms of the facility to: (i) extend the term of the facility to October 2, 2017; (ii) increase the maximum amount available to $97 million; and (iii) make other clarifying and updating changes.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of March 31, 2015 and December 31, 2014, $139.9 million and $129.5 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of March 31, 2015, the interest rate under the receivables facility was based on commercial paper rates and was 0.93%. The outstanding balances of $97.0 million and $94.9 million as of March 31, 2015 and December 31, 2014, respectively, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At March 31, 2015, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2015 through 2016.
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
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of March 31, 2015 and December 31, 2014 (in thousands):

	Notional Amount				Fair Value at March 31, 2015 (USD)		Fair Value at December 31, 2014 (USD)
	March 31, 2015		December 31, 2014		Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$420,000		$420,000	$1,903	$1,857	$2,691	$1,615
GBP denominated		£50,000		£50,000	—	852	—	893
CAD denominated	C$	25,000	C$	25,000	111	—	—	19
Total cash flow hedges					$2,014	$2,709	$2,691	$2,527

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 or December 31, 2014.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three months ended March 31, 2015 and March 31, 2014. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of March 31, 2015, we estimate that $2.7 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into our consolidated statements of income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency, as well as commodity forward contracts to manage our exposure to fluctuations in metals prices. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at March 31, 2015 and December 31, 2014, along with the effect on our results of operations during each of the three month periods ended March 31, 2015 and March 31, 2014, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the three months ended March 31, 2015, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	Balance as of March 31, 2015	Fair Value Measurements as of March 31, 2015
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$31,077	$—	$31,077	$—
Total Assets	$31,077	$—	$31,077	$—
Liabilities:
Contingent consideration liabilities	$5,561	$—	$—	$5,561
Deferred compensation liabilities	30,074	—	30,074	—
Interest rate swaps	4,723	—	4,723	—
Total Liabilities	$40,358	$—	$34,797	$5,561

	Balance as of December 31, 2014	Fair Value Measurements as of December 31, 2014
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$28,242	$—	$28,242	$—
Total Assets	$28,242	$—	$28,242	$—
Liabilities:
Contingent consideration liabilities	$7,295	$—	$—	$7,295
Deferred compensation liabilities	27,580	—	27,580	—
Interest rate swaps	5,218	—	5,218	—
Total Liabilities	$40,093	$—	$32,798	$7,295
The cash surrender value of life insurance and deferred compensation liabilities are included in Other Assets and Other Noncurrent Liabilities, respectively, on our Unaudited Condensed Consolidated Balance Sheets. The current portion of contingent consideration liabilities is included in Other Current Liabilities and the noncurrent portion is included in Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps is presented in Note 5, "Derivative Instruments and Hedging Activities."
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

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

	March 31,	December 31,
	2015	2014
Unobservable Input	(Weighted Average)
Probability of achieving payout targets	75.0%	79.1%
Discount rate	7.5%	7.5%
A decrease in the assessed probabilities of achieving the targets or an increase in the discount rate, in isolation, would result in a lower fair value measurement. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Unaudited Condensed Consolidated Statements of Income.
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Beginning Balance	$7,295	$55,653
Contingent consideration liabilities recorded for business acquisitions	—	4,317
Payments	(1,667)	(2,006)
Increase (decrease) in fair value included in earnings	151	(1,222)
Exchange rate effects	(218)	349
Ending Balance	$5,561	$57,091

Of the amounts included in earnings for the three months ended March 31, 2015 and 2014, $0.2 million and $0.1 million of losses, respectively, were related to contingent consideration obligations outstanding as of March 31, 2015. The changes in the fair value of contingent consideration obligations included in earnings during the respective periods in 2015 and 2014 reflect the quarterly reassessment of each obligation's fair value, including an analysis of the significant inputs used in the valuation, as well as the accretion of the present value discount.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of March 31, 2015 and December 31, 2014, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $974 million and $1.1 billion, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $97 million and $95 million at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the fair value of our senior notes was approximately $593 million and $569 million, respectively, compared to a carrying value of 600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2015 to assume these obligations. The fair value of our senior notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.

The future minimum lease commitments under these leases at March 31, 2015 are as follows (in thousands):

Nine months ending December 31, 2015	$105,778
Years ending December 31:
2016	124,164
2017	103,909
2018	84,474
2019	67,437
2020	55,408
Thereafter	205,658
Future Minimum Lease Payments	$746,828
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
During the three months ended March 31, 2015, we acquired one wholesale business in North America and one wholesale business in Europe. These acquisitions enabled us to expand our geographic presence. Total acquisition date fair value of the consideration for acquisitions completed during the first quarter of 2015 was $1.5 million, composed of $0.9 million of cash (net of cash acquired), $0.1 million of notes payable, $0.1 million of other purchase price obligations and $0.4 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. Total recorded goodwill related to these acquisitions and adjustments to preliminary purchase price allocations related to certain of our 2014 acquisitions was immaterial. As the acquisitions completed during the three months ended March 31, 2015 are immaterial to our business, we have omitted the detailed disclosures for these acquisitions prescribed by the accounting guidance on business combinations.
On January 3, 2014, we completed our acquisition of Keystone Automotive Holdings, Inc. ("Keystone Specialty"), which is a leading distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America. Total acquisition date fair value of the consideration for our Keystone Specialty acquisition was $471.9 million, composed of $427.1 million of cash (net of cash acquired), $31.5 million of notes payable and $13.4 million of other purchase price obligations (non-interest bearing). We recorded $237.7 million of goodwill related to our acquisition of Keystone Specialty, which we do not expect to be deductible for income tax purposes.
In addition to our acquisition of Keystone Specialty, we made 22 acquisitions during 2014, including nine wholesale businesses in North America, nine wholesale businesses in Europe, two self service retail operations, and two specialty vehicle aftermarket businesses. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were customers of and distributors for our Netherlands subsidiary, Sator Beheer B.V. ("Sator"). Our European acquisitions were completed with the objective of aligning our Netherlands and U.K. distribution models; our other acquisitions completed during the year ended December 31, 2014 enabled us to expand existing markets, introduce new product lines, and enter new markets. Total acquisition date fair value of the consideration for these additional acquisitions was $359.1 million, composed of $334.3 million of cash (net of cash acquired), $13.5 million of notes payable, $0.3 million of other purchase price obligations (non-interest bearing), $5.9 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $8.3 million), and $5.1 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. During the year ended December 31, 2014, we recorded $178.0 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2013 acquisitions. We expect $44.2 million of the $178.0 million of goodwill recorded to be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the three months ended March 31, 2015 and the last nine months of 2014 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
The preliminary purchase price allocations for the acquisitions completed during the year ended December 31, 2014 are as follows (in thousands):

	Year Ended
	December 31, 2014
	Keystone Specialty	Other Acquisitions	Total
Receivables	$48,473	$75,330	$123,803
Receivable reserves	(7,748)	(7,383)	(15,131)
Inventory	150,696	123,815	274,511
Income taxes receivable	14,096	—	14,096
Prepaid expenses and other current assets	8,085	4,050	12,135
Property and equipment	38,080	27,026	65,106
Goodwill	237,729	177,974	415,703
Other intangibles	78,110	51,135	129,245
Other assets	6,159	2,793	8,952
Deferred income taxes	(26,591)	313	(26,278)
Current liabilities assumed	(63,513)	(52,961)	(116,474)
Debt assumed	—	(32,441)	(32,441)
Other noncurrent liabilities assumed	(11,675)	(10,573)	(22,248)
Contingent consideration liabilities	—	(5,854)	(5,854)
Other purchase price obligations	(13,351)	(333)	(13,684)
Notes issued	(31,500)	(13,535)	(45,035)
Settlement of pre-existing balances	—	(5,052)	(5,052)
Cash used in acquisitions, net of cash acquired	$427,050	$334,304	$761,354
The primary reason for our acquisitions made during the three months ended March 31, 2015 and the year ended December 31, 2014 was to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and expanding into other product lines and businesses that may benefit from our operating strengths. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates logistics and administrative cost synergies as well as cross-selling opportunities, which contributed to the goodwill recorded on the Keystone Specialty acquisition. Our other acquisitions completed during 2014 enabled us to expand into new product lines and enter new markets.
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

The following pro forma summary presents the effect of the businesses acquired during the three months ended March 31, 2015 as though the businesses had been acquired as of January 1, 2014 and the businesses acquired during the year ended December 31, 2014 as though they had been acquired as of January 1, 2013. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Revenue, as reported	$1,773,912	$1,625,777
Revenue of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	3,443
Other acquisitions	90	123,420
Pro forma revenue	$1,774,002	$1,752,640

Net income, as reported	$107,095	$104,653
Net income of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Keystone Specialty	—	248
Other acquisitions	(30)	1,769
Pro forma net income	$107,065	$106,670

Earnings per share, basic—as reported	$0.35	$0.35
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	0.00
Other acquisitions	0.00	0.01
Pro forma earnings per share, basic (1)	$0.35	$0.35

Earnings per share, diluted—as reported	$0.35	$0.34
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	0.00
Other acquisitions	0.00	0.01
Pro forma earnings per share, diluted (1)	$0.35	$0.35

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. Additionally, the pro forma impact of our Keystone Specialty acquisition reflects the elimination of acquisition related expenses totaling $0.2 million for the three months ended March 31, 2014, which do not have a continuing impact on our operating results. Refer to Note 9, "Restructuring and Acquisition Related Expenses," for further information regarding our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 9.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $0.5 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. Our 2015 expenses were primarily related to potential acquisitions, whereas our 2014 expenses were primarily related to our acquisition of Keystone Specialty in January 2014.

Acquisition Integration Plans
During the three months ended March 31, 2015 and 2014, we incurred $6.0 million and $3.1 million of restructuring expenses, respectively. Expenses incurred during the three months ended March 31, 2015 were primarily a result of the integration of our October 2014 acquisition of a supplier of parts for recreational vehicles into our Specialty business. Expenses incurred during the three months ended March 31, 2014 were primarily a result of the integration of our acquisition of Keystone Specialty into our existing business. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions.
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations throughout 2015. These integration activities are expected to include the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be less than $5.0 million.

Note 10.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net Income	$107,095	$104,653
Denominator for basic earnings per share—Weighted-average shares outstanding	304,003	301,406
Effect of dilutive securities:
RSUs	668	931
Stock options	2,290	3,166
Restricted stock	—	11
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	306,961	305,514
Earnings per share, basic	$0.35	$0.35
Earnings per share, diluted	$0.35	$0.34
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Antidilutive securities:
RSUs	336	—
Stock options	100	127

Note 11.	Income Taxes
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

Our effective income tax rate for the three months ended March 31, 2015 was 35.5% compared with 34.0% for the comparable prior year period. The higher effective income tax rate for the three months ended March 31, 2015 is primarily a result of our expected geographic distribution of income, as we expect a smaller proportion of our annual pretax income will be generated in lower tax rate international jurisdictions. In addition, the tax provision for the first quarter of 2015 includes unfavorable discrete items of $0.7 million as a result of U.S. state deferred tax adjustments, compared to $0.1 million of unfavorable discrete items during the prior year first quarter.

Note 12.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended				Three Months Ended
	March 31, 2015				March 31, 2014
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plan	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plan	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(27,073)	$(3,401)	$(9,751)	$(40,225)	$24,906	$(5,596)	$701	$20,011
Pretax (loss) income	(54,810)	(1,074)	—	(55,884)	(563)	(642)	—	(1,205)
Income tax effect	—	370	—	370	—	168	—	168
Reclassification of unrealized loss (gain)	—	1,522	170	1,692	—	1,960	(47)	1,913
Reclassification of deferred income taxes	—	(535)	(42)	(577)	—	(693)	10	(683)
Ending Balance	$(81,883)	$(3,118)	$(9,623)	$(94,624)	$24,343	$(4,803)	$664	$20,204
Unrealized losses on our interest rate swap contracts totaling $1.5 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three months ended March 31, 2015 and 2014. The remaining reclassification of unrealized losses during the three months ended March 31, 2014 related to our foreign currency forward contracts and was recorded to other income in our Unaudited Condensed Consolidated Statements of Income. These losses offset the remeasurement of certain of our intercompany balances. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

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

The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended March 31, 2015
Revenue:
Third Party	$1,046,079	$487,346	$240,487	$—	$1,773,912
Intersegment	94	—	735	(829)	—
Total segment revenue	$1,046,173	$487,346	$241,222	$(829)	$1,773,912
Segment EBITDA	$149,388	$46,523	$25,404	$—	$221,315
Depreciation and amortization	17,265	8,351	5,053	—	30,669
Three Months Ended March 31, 2014
Revenue:
Third Party	$1,029,266	$419,714	$176,797	$—	$1,625,777
Intersegment	33	—	226	(259)	—
Total segment revenue	$1,029,299	$419,714	$177,023	$(259)	$1,625,777
Segment EBITDA	$146,138	$41,155	$17,804	$—	$205,097
Depreciation and amortization	17,145	6,966	3,735	—	27,846
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
The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Segment EBITDA	$221,315	$205,097
Deduct:
Restructuring and acquisition related expenses (1)	6,488	3,321
Change in fair value of contingent consideration liabilities (2)	151	(1,222)
Add:
Equity in earnings of unconsolidated subsidiaries	(1,908)	(36)
EBITDA	212,768	202,962
Depreciation and amortization	30,669	27,846
Interest expense, net	14,906	16,118
Loss on debt extinguishment	—	324
Provision for income taxes	60,098	54,021
Net income	$107,095	$104,653

(1) See Note 9, "Restructuring and Acquisition Related Expenses," for further information.
(2) See Note 6, "Fair Value Measurements," for further information on our contingent consideration liabilities.

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Capital Expenditures
North America	$15,403	$18,921
Europe	7,869	13,451
Specialty	2,824	1,344
	$26,096	$33,716
The following table presents assets by reportable segment (in thousands):

	March 31,	December 31,
	2015	2014
Receivables, net
North America	$334,817	$322,713
Europe	222,519	227,987
Specialty	87,701	50,722
Total receivables, net	645,037	601,422
Inventory
North America	784,753	826,429
Europe	354,936	402,488
Specialty	218,367	204,930
Total inventory	1,358,056	1,433,847
Property and Equipment, net
North America	454,583	456,288
Europe	121,212	128,309
Specialty	45,776	45,390
Total property and equipment, net	621,571	629,987
Other unallocated assets	2,897,802	2,908,236
Total assets	$5,522,466	$5,573,492
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

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue
United States	$1,194,944	$1,107,870
United Kingdom	343,607	316,946
Other countries	235,361	200,961
	$1,773,912	$1,625,777

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2015	2014
Long-lived Assets
United States	$471,221	$469,450
United Kingdom	90,152	92,813
Other countries	60,198	67,724
	$621,571	$629,987

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Aftermarket, other new and refurbished products	$1,246,471	$1,104,649
Recycled, remanufactured and related products and services	398,445	364,904
Other	128,996	156,224
	$1,773,912	$1,625,777
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
Presented below are the unaudited condensed consolidating financial statements of the Parent, the Guarantors, the non-guarantor subsidiaries (the "Non-Guarantors"), and the elimination entries necessary to present the Company's financial statements on a consolidated basis as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934 resulting from the guarantees of the Notes. Investments in consolidated subsidiaries have been presented under the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenue and expenses. The unaudited condensed consolidating financial statements below have been prepared from the Company's financial information on the same basis of accounting as the unaudited condensed consolidated financial statements, and may not necessarily be indicative of the financial position, results of operations or cash flows had the Parent, Guarantors and Non-Guarantors operated as independent entities.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$59,676	$28,888	$86,928	$—	$175,492
Receivables, net	58	253,910	391,069	—	645,037
Intercompany receivables, net	2,702	—	5,086	(7,788)	—
Inventory	—	937,077	420,979	—	1,358,056
Deferred income taxes	3,774	71,422	3,144	—	78,340
Prepaid expenses and other current assets	1,330	37,822	41,102	—	80,254
Total Current Assets	67,540	1,329,119	948,308	(7,788)	2,337,179
Property and Equipment, net	454	472,396	148,721	—	621,571
Intangible Assets:
Goodwill	—	1,563,719	671,324	—	2,235,043
Other intangibles, net	—	151,347	80,505	—	231,852
Investment in Subsidiaries	3,207,873	273,352	—	(3,481,225)	—
Intercompany Notes Receivable	647,065	31,709	—	(678,774)	—
Other Assets	51,685	22,296	26,004	(3,164)	96,821
Total Assets	$3,974,617	$3,843,938	$1,874,862	$(4,170,951)	$5,522,466
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$653	$203,148	$193,822	$—	$397,623
Intercompany payables, net	—	5,086	2,702	(7,788)	—
Accrued expenses:
Accrued payroll-related liabilities	4,448	47,946	29,281	—	81,675
Other accrued expenses	15,013	81,121	75,011	—	171,145
Income taxes payable	21,857	—	15,206	—	37,063
Other current liabilities	283	15,855	6,367	—	22,505
Current portion of long-term obligations	55,112	4,204	2,987	—	62,303
Total Current Liabilities	97,366	357,360	325,376	(7,788)	772,314
Long-Term Obligations, Excluding Current Portion	1,065,000	6,552	600,780	—	1,672,332
Intercompany Notes Payable	—	630,454	48,320	(678,774)	—
Deferred Income Taxes	—	165,462	15,075	(3,164)	177,373
Other Noncurrent Liabilities	32,344	63,357	24,839	—	120,540
Stockholders’ Equity	2,779,907	2,620,753	860,472	(3,481,225)	2,779,907
Total Liabilities and Stockholders' Equity	$3,974,617	$3,843,938	$1,874,862	$(4,170,951)	$5,522,466

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$14,930	$32,103	$67,572	$—	$114,605
Receivables, net	145	217,542	383,735	—	601,422
Intercompany receivables, net	1,360	—	8,048	(9,408)	—
Inventory	—	964,477	469,370	—	1,433,847
Deferred income taxes	4,064	62,850	10,215	4,615	81,744
Prepaid expenses and other current assets	20,640	36,553	28,606	—	85,799
Total Current Assets	41,139	1,313,525	967,546	(4,793)	2,317,417
Property and Equipment, net	494	470,791	158,702	—	629,987
Intangible Assets:
Goodwill	—	1,563,796	725,099	—	2,288,895
Other intangibles, net	—	155,819	89,706	—	245,525
Investment in Subsidiaries	3,216,039	279,967	—	(3,496,006)	—
Intercompany Notes Receivable	667,949	23,449	—	(691,398)	—
Other Assets	49,601	24,457	20,481	(2,871)	91,668
Total Assets	$3,975,222	$3,831,804	$1,961,534	$(4,195,068)	$5,573,492
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$682	$182,607	$216,913	$—	$400,202
Intercompany payables, net	—	8,048	1,360	(9,408)	—
Accrued expenses:
Accrued payroll-related liabilities	8,075	48,850	29,091	—	86,016
Other accrued expenses	8,061	83,857	72,230	—	164,148
Income taxes payable	—	—	13,763	—	13,763
Other current liabilities	283	16,197	1,957	4,615	23,052
Current portion of long-term obligations	55,172	4,599	3,744	—	63,515
Total Current Liabilities	72,273	344,158	339,058	(4,793)	750,696
Long-Term Obligations, Excluding Current Portion	1,150,624	6,561	643,862	—	1,801,047
Intercompany Notes Payable	—	649,824	41,574	(691,398)	—
Deferred Income Taxes	—	156,727	27,806	(2,871)	181,662
Other Noncurrent Liabilities	31,668	60,213	27,549	—	119,430
Stockholders’ Equity	2,720,657	2,614,321	881,685	(3,496,006)	2,720,657
Total Liabilities and Stockholders’ Equity	$3,975,222	$3,831,804	$1,961,534	$(4,195,068)	$5,573,492

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,225,908	$582,943	$(34,939)	$1,773,912
Cost of goods sold	—	740,803	368,569	(34,939)	1,074,433
Gross margin	—	485,105	214,374	—	699,479
Facility and warehouse expenses	—	97,761	34,896	—	132,657
Distribution expenses	—	95,992	45,722	—	141,714
Selling, general and administrative expenses	7,631	121,662	73,948	—	203,241
Restructuring and acquisition related expenses	—	6,060	428	—	6,488
Depreciation and amortization	40	19,891	9,522	—	29,453
Operating (loss) income	(7,671)	143,739	49,858	—	185,926
Other expense (income):
Interest expense, net	12,314	43	2,549	—	14,906
Intercompany interest (income) expense, net	(10,823)	7,259	3,564	—	—
Change in fair value of contingent consideration liabilities	—	55	96	—	151
Other expense (income), net	25	(1,790)	3,533	—	1,768
Total other expense, net	1,516	5,567	9,742	—	16,825
(Loss) income before (benefit) provision for income taxes	(9,187)	138,172	40,116	—	169,101
(Benefit) provision for income taxes	(3,755)	55,777	8,076	—	60,098
Equity in earnings of unconsolidated subsidiaries	—	11	(1,919)	—	(1,908)
Equity in earnings of subsidiaries	112,527	7,260	—	(119,787)	—
Net income	$107,095	$89,666	$30,121	$(119,787)	$107,095

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,140,320	$514,519	$(29,062)	$1,625,777
Cost of goods sold	—	680,630	322,325	(29,062)	973,893
Gross margin	—	459,690	192,194	—	651,884
Facility and warehouse expenses	—	93,100	33,059	—	126,159
Distribution expenses	—	94,884	42,445	—	137,329
Selling, general and administrative expenses	7,911	114,083	62,536	—	184,530
Restructuring and acquisition related expenses	—	2,988	333	—	3,321
Depreciation and amortization	59	18,668	7,984	—	26,711
Operating (loss) income	(7,970)	135,967	45,837	—	173,834
Other expense (income):
Interest expense, net	13,669	71	2,378	—	16,118
Intercompany interest (income) expense, net	(12,324)	6,021	6,303	—	—
Loss on debt extinguishment	324	—	—	—	324
Change in fair value of contingent consideration liabilities	—	(1,390)	168	—	(1,222)
Other (income) expense, net	(15)	(1,761)	1,680	—	(96)
Total other expense, net	1,654	2,941	10,529	—	15,124
(Loss) income before (benefit) provision for income taxes	(9,624)	133,026	35,308	—	158,710
(Benefit) provision for income taxes	(3,615)	50,221	7,415	—	54,021
Equity in earnings of unconsolidated subsidiaries	—	—	(36)	—	(36)
Equity in earnings of subsidiaries	110,662	8,746	—	(119,408)	—
Net income	$104,653	$91,551	$27,857	$(119,408)	$104,653

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$107,095	$89,666	$30,121	$(119,787)	$107,095
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(54,810)	(14,372)	(52,799)	67,171	(54,810)
Net change in unrecognized gains/losses on derivative instruments, net of tax	283	—	(62)	62	283
Net change in unrealized gains/losses on pension plan, net of tax	128	—	128	(128)	128
Total other comprehensive loss	(54,399)	(14,372)	(52,733)	67,105	(54,399)
Total comprehensive income (loss)	$52,696	$75,294	$(22,612)	$(52,682)	$52,696

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$104,653	$91,551	$27,857	$(119,408)	$104,653
Other comprehensive income (loss), net of tax:
Foreign currency translation	(563)	(78)	421	(343)	(563)
Net change in unrecognized gains/losses on derivative instruments, net of tax	793	—	(115)	115	793
Net change in unrealized gains/losses on pension plan, net of tax	(37)	—	(37)	37	(37)
Total other comprehensive income (loss)	193	(78)	269	(191)	193
Total comprehensive income	$104,846	$91,473	$28,126	$(119,599)	$104,846

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$110,976	$105,119	$33,305	$(69,255)	$180,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(17,731)	(8,361)	—	(26,096)
Investment and intercompany note activity with subsidiaries	18,167	—	—	(18,167)	—
Acquisitions, net of cash acquired	—	(764)	(100)	—	(864)
Other investing activities, net	—	74	(7,390)	—	(7,316)
Net cash provided by (used in) investing activities	18,163	(18,421)	(15,851)	(18,167)	(34,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,318	—	—	—	1,318
Excess tax benefit from stock-based payments	5,201	—	—	—	5,201
Taxes paid related to net share settlements of stock-based compensation awards	(5,243)	—	—	—	(5,243)
Borrowings under revolving credit facilities	38,000	—	47,030	—	85,030
Repayments under revolving credit facilities	(118,000)	—	(37,073)	—	(155,073)
Repayments under term loans	(5,625)	—	—	—	(5,625)
Borrowings under receivables securitization facility	—	—	2,100	—	2,100
Repayments of other long-term debt	(44)	(504)	(6,028)	—	(6,576)
Payments of other obligations	—	(1,544)	—	—	(1,544)
Investment and intercompany note activity with parent	—	(18,779)	612	18,167	—
Dividends	—	(69,255)	—	69,255	—
Net cash (used in) provided by financing activities	(84,393)	(90,082)	6,641	87,422	(80,412)
Effect of exchange rate changes on cash and equivalents	—	169	(4,739)	—	(4,570)
Net increase (decrease) in cash and equivalents	44,746	(3,215)	19,356	—	60,887
Cash and equivalents, beginning of period	14,930	32,103	67,572	—	114,605
Cash and equivalents, end of period	$59,676	$28,888	$86,928	$—	$175,492

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$127,826	$134,020	$(73,010)	$(91,827)	$97,009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(19,107)	(14,609)	—	(33,716)
Investment and intercompany note activity with subsidiaries	(363,124)	—	—	363,124	—
Acquisitions, net of cash acquired	—	(485,018)	(1,718)	—	(486,736)
Other investing activities, net	7	(539)	(303)	—	(835)
Net cash used in investing activities	(363,117)	(504,664)	(16,630)	363,124	(521,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,377	—	—	—	2,377
Excess tax benefit from stock-based payments	6,813	—	—	—	6,813
Debt issuance costs	(3,753)	—	—	—	(3,753)
Borrowings under revolving credit facilities	560,000	—	140,123	—	700,123
Repayments under revolving credit facilities	(390,000)	—	—	—	(390,000)
Borrowings under term loans	11,250	—	—	—	11,250
Borrowings under receivables securitization facility	—	—	80,000	—	80,000
Repayments of other long-term debt	(1,920)	(1,112)	(5,920)	—	(8,952)
Payments of other obligations	—	—	(2,006)	—	(2,006)
Settlement of foreign currency forward contract	(9,639)	—	—	—	(9,639)
Investment and intercompany note activity with parent	—	477,710	(114,586)	(363,124)	—
Dividends	—	(91,827)	—	91,827	—
Net cash provided by financing activities	175,128	384,771	97,611	(271,297)	386,213
Effect of exchange rate changes on cash and equivalents	—	(81)	904	—	823
Net (decrease) increase in cash and equivalents	(60,163)	14,046	8,875	—	(37,242)
Cash and equivalents, beginning of period	77,926	13,693	58,869	—	150,488
Cash and equivalents, end of period	$17,763	$27,739	$67,744	$—	$113,246

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2014 Annual Report on Form 10-K, filed with the SEC on March 2, 2015, as supplemented in subsequent filings, including this Quarterly Report on Form 10-Q.
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
During the three months ended March 31, 2015, we acquired one wholesale business in North America and one wholesale business in Europe. These acquisitions enabled us to expand our geographic presence.
During the year ended December 31, 2014, we completed 23 acquisitions, including our January 2014 acquisition of

Keystone Specialty. Keystone Specialty is a leading distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Our acquisition of Keystone Specialty allowed us to enter into new product lines and increased the size of our addressable market. In addition, we believe that the acquisition creates logistics and administrative cost synergies and potential cross-selling opportunities.
In addition to our acquisition of Keystone Specialty, we acquired nine wholesale businesses in North America, nine wholesale businesses in Europe, two self service retail operations, and two specialty vehicle aftermarket businesses. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were customers of and distributors for our Netherlands subsidiary, Sator. In the Netherlands, we are converting our existing distribution model to more closely align it with the distribution model of our U.K. operations. The objective of the realignment is to allow us to sell directly to the end repair shop customer rather than through a local wholesale distributor. We expect the realignment to improve margins, customer service, and fulfillment rates. It should also position us in the long term to introduce additional product categories, such as collision and specialty vehicle. The other acquisitions completed during 2014 enabled us to expand existing markets, introduce new product lines, and enter new markets.
See Note 8, "Business Combinations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our acquisitions.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the three months ended March 31, 2015, parts and services revenue represented approximately 93% of our consolidated revenue.
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
For the three months ended March 31, 2015, revenue from other sources represented approximately 7% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers (including cores), and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.

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
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, towing and storage fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), the age of vehicles at auction and the status of laws regulating bidders or exporters of salvage vehicles. From time to time, we may also adjust our buying strategy to target vehicles with different attributes (for example, age, level of damage, and revenue potential). Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling generally account for between 8% and 10% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores; freight; and costs to remanufacture the products, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our remanufacturing operations.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 2, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the three months ended March 31, 2015.
Recently Issued Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.
Financial Information by Geographic Area
See Note 13, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of goods sold	60.6%	59.9%
Gross margin	39.4%	40.1%
Facility and warehouse expenses	7.5%	7.8%
Distribution expenses	8.0%	8.4%
Selling, general and administrative expenses	11.5%	11.4%
Restructuring and acquisition related expenses	0.4%	0.2%
Depreciation and amortization	1.7%	1.6%
Operating income	10.5%	10.7%
Other expense, net	0.9%	0.9%
Income before provision for income taxes	9.5%	9.8%
Provision for income taxes	3.4%	3.3%
Equity in earnings of unconsolidated subsidiaries	(0.1)%	(0.0)%
Net income	6.0%	6.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	March 31,		Percentage Change in Revenue
	2015	2014	Acquisition	Organic	Foreign Exchange	Total Change
Parts & services revenue	$1,644,916	$1,469,553	8.2%	7.5%	(3.8)%	11.9%
Other revenue	128,996	156,224	0.6%	(17.7)%	(0.3)%	(17.4)%
Total revenue	$1,773,912	$1,625,777	7.5%	5.1%	(3.4)%	9.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Refer to the discussion of our segment results of operations for factors contributing to revenue changes during the first quarter of 2015 compared to the prior year period.
Cost of Goods Sold. Our cost of goods sold increased to 60.6% of revenue in the first quarter of 2015 from 59.9% of revenue in the comparable prior year quarter. Compared to the first quarter of 2014, we expanded the proportion of revenue generated by our Specialty and European segments. These segments yield lower gross margins than our North American business, and the resulting shift in mix resulted in an unfavorable impact on our gross margins by 0.5% of revenue. The growth of our Specialty business accounted for 0.4% of the negative mix effect, primarily due to our October 2014 acquisition of a supplier of parts for recreational vehicles. The remaining 0.2% increase in cost of goods sold as a percentage of revenue was primarily due to a decline in gross margins in our North American segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended March 31, 2015 decreased to 7.5% from 7.8% in the prior year first quarter. The decline in facility and warehouse expenses as a percentage of revenue was primarily due to a greater proportion of revenue generated by our Specialty and European segments. Compared to our North American operations, these segments store a greater portion of inventory at their regional distribution centers, the costs of which are capitalized into inventory and expensed through cost of goods sold. In our North American wholesale operations, most of the inventory sold by our local operations is stored on site rather than in distribution centers, and the related facility and warehouse expenses of the local operations are recorded in this line item.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 8.0% in the first quarter of 2015 from 8.4% in the comparable prior year quarter. Each of our segments contributed a roughly equal portion of the overall reduction in distribution expense as a percentage of revenue. In our North American segment, the reduction was primarily due to lower fuel prices, which reduced our fuel expense. The reduction in distribution expenses as a percentage of revenue in our Specialty segment reflects lower fuel expense as well as the realization of acquisition integration synergies. In our European segment, the decline was due to a reduction in expenses as a percentage of revenue in our U.K. operations, combined with a positive mix effect from a greater proportion of our revenue generated in our continental European operations, which incur lower distribution expenses as a percentage of revenue compared to our U.K. operations. Distribution expenses in our U.K. operations benefited from internalizing previously outsourced delivery expenses as well as lower fuel expense due to a decline in fuel pricing.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended March 31, 2015 increased to 11.5% of revenue from 11.4% of revenue in the prior year first quarter. This increase reflected an increase in our sales force and general and administrative personnel in our European segment due to the acquisition of our Netherlands distributors (+0.2%). However, this increase was partially offset by integration synergies in our Specialty segment (-0.1%).
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015		2014		Change
Restructuring expenses	$5,964	(1)	$3,123	(2)	$2,841
Acquisition related expenses	524	(3)	198	(4)	326
Total restructuring and acquisition related expenses	$6,488		$3,321		$3,167

(1)
Includes $5.9 million of expense related to the integration of acquired businesses in our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of the acquisitions into our existing business.

(2)
Includes $2.8 million of restructuring expenses related to the integration of our January 2014 Keystone Specialty acquisition. Our restructuring expenses included severance for termination of overlapping headcount and excess facility costs, such as lease reserves and other lease termination costs.

(3)	Includes $0.4 million and $0.1 million of external costs related to our acquisitions in our European and North American segments, respectively.

(4)	Includes external costs primarily related to our January 2014 acquisition of Keystone Specialty.
See Note 9, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table provides additional information about the increase in depreciation and amortization compared to the prior year first quarter (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Depreciation	$21,182	$19,269	$1,913	(1)
Amortization	8,271	7,442	829	(2)
Total depreciation and amortization	$29,453	$26,711	$2,742

(1)	Increase in depreciation expense is a result of increased levels of property and equipment to support our acquisition and organic related growth.

(2)
Increase in amortization expense is a result of amortization of intangible assets related to our acquisitions completed since the beginning of the prior year. We recognized $29.1 million of intangibles related to our October 2014 acquisitions of two Specialty businesses. As we amortize customer relationship intangibles on an accelerated basis, amortization expense will be relatively higher in the initial post-acquisition years.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the three months ended March 31, 2014	$15,124
(Decrease) increase due to:
Interest expense, net	(1,212)	(1)
Loss on debt extinguishment	(324)	(2)
Changes in fair value of contingent consideration liabilities	1,373	(3)
Other income, net	1,864	(4)
Net increase	1,701
Other expense, net for the three months ended March 31, 2015	$16,825

(1)	Due to lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period.

(2)
During the first quarter of 2014, we incurred a $0.3 million loss on debt extinguishment as a result of our March 2014 amendment to our senior secured credit agreement. We did not incur a similar charge during the current year first quarter.

(3)
During the three months ended March 31, 2015, we recorded losses of $0.2 million as a result of fair value adjustments to our contingent consideration liabilities, compared to gains of $1.2 million in the prior year quarter. See Note 6, "Fair Value Measurements" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our contingent payment arrangements.

(4)
Primarily due to $1.4 million of greater foreign currency transaction losses in our European operations, including the impact of unrealized mark-to-market losses on foreign currency forward contracts used to hedge the purchase of inventory and, to a lesser extent, unrealized and realized gains and losses on foreign currency transactions for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Provision for Income Taxes. Our effective income tax rate was 35.5% for the three months ended March 31, 2015, compared to 34.0% for the three months ended March 31, 2014. The higher effective income tax rate for the three months ended March 31, 2015 is primarily a result of our expected geographic distribution of income. As compared to the prior year period, we anticipate a smaller proportion of our pre-tax income will be earned in the typically lower tax rate international jurisdictions. In addition, the tax provision for the first quarter of 2015 includes unfavorable discrete items of $0.7 million as a result of U.S. state deferred tax adjustments, compared to $0.1 million of unfavorable discrete items during the prior year first quarter.
Equity in Earnings of Unconsolidated Subsidiaries. During the first quarter of 2015, we recorded an impairment charge of $1.0 million in our equity method investment in a U.K. venture. No tax benefit was recognized related to this charge. Net operating losses in our other equity method investments totaled $0.9 million for the first quarter of 2015.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used for the first quarter of 2014, the pound sterling, euro and Canadian dollar rates used to translate the 2015 statements of income declined by 8.4%, 17.7%, and 11.1%, respectively. The translation effect of the devaluation of these currencies against the U.S. dollar and realized and unrealized currency losses in the quarter resulted in an approximately $0.02 negative effect on diluted earnings per share relative to the prior year period.
Results of Operations—Segment Reporting
We have four operating segments: Wholesale – North America; Wholesale – Europe; Self Service; and Specialty. Our Specialty operating segment was formed with our January 3, 2014 acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q. Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Therefore, we present three reportable segments: North America, Europe and Specialty.
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	% of Total Segment Revenue	2014	% of Total Segment Revenue
Third Party Revenue
North America	$1,046,079		$1,029,266
Europe	487,346		419,714
Specialty	240,487		176,797
Total third party revenue	$1,773,912		$1,625,777
Total Revenue
North America	$1,046,173		$1,029,299
Europe	487,346		419,714
Specialty	241,222		177,023
Eliminations	(829)		(259)
Total revenue	$1,773,912		$1,625,777
Segment EBITDA
North America	$149,388	14.3%	$146,138	14.2%
Europe	46,523	9.5%	41,155	9.8%
Specialty	25,404	10.5%	17,804	10.1%
Total Segment EBITDA	$221,315	12.5%	$205,097	12.6%
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. Segment EBITDA is calculated as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA, as the write-off of debt issuance costs is similar to the treatment of debt issuance cost amortization. See Note 13, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to Net Income.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North American segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
North America	2015	2014	Acquisition (1)	Organic		Foreign Exchange	Total Change
Parts & services revenue	$918,333	$873,779	1.4%	4.6%	(2)	(0.9)%	5.1%
Other revenue	127,746	155,487	0.3%	(17.9)%	(3)	(0.3)%	(17.8)%
Total revenue	$1,046,079	$1,029,266	1.2%	1.2%		(0.8)%	1.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Reflects the impact of 10 wholesale businesses and 2 self service retail operations acquired since the beginning of 2014.

(2)
Our organic growth in parts and services revenue was primarily due to increased net pricing in our wholesale operations. Compared to the prior year first quarter, we decreased discounts offered on sales of aftermarket products. Additionally, in the third quarter of 2014, we shifted our salvage vehicle purchasing to higher quality vehicles, which increased the average revenue per part sold during the first quarter of 2015. Sales volumes in aftermarket products were flat with the prior year period, which had relatively high sales volumes due to severe winter weather conditions that resulted in increased vehicle accidents and higher insurance claims activity in the first quarter of 2014.

(3)
Approximately $21 million of the $28 million organic decline in other revenue was a result of lower prices received from the sale of scrap and other metals. This was primarily due to lower prices from the sale of crushed auto bodies, which fluctuate based on steel prices. Lower sales volumes were responsible for the remaining decline, primarily due to fewer vehicles processed relative to the prior year first quarter. Compared to the prior year period, we purchased fewer salvage vehicles, and we anticipate the reduction in purchasing volumes will impact our organic growth in other revenue into the second quarter of 2015.

Segment EBITDA. Segment EBITDA increased $3.3 million, or 2.2%, in the first quarter of 2015 compared to the prior year first quarter. The decline in steel prices as described in the revenue section above had a negative year over year impact of $9.2 million on North American Segment EBITDA.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North American segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2014	14.2%
(Decrease) increase due to:
Change in gross margin	(0.3)%	(1)
Change in segment operating expenses	0.4%	(2)
Segment EBITDA for the three months ended March 31, 2015	14.3%

(1)
The decline in gross margin reflects a 0.7% negative effect from our salvage operations, partially offset by a 0.3% improvement in gross margins in our aftermarket product lines. The decline in our salvage gross margins is a result of a shift in purchasing strategy to higher cost vehicles that we believe will generate greater parts revenue dollars but lower gross margin percentages. The gross margin was also negatively affected by lower scrap recoveries on salvage vehicles as a result of falling scrap prices. In our aftermarket products, we improved our gross margin by increasing our net prices to our customers.

(2)	Primarily due to a reduction in fuel costs as a result of favorable pricing compared to the prior year first quarter.
Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our European segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Europe	2015	2014	Acquisition (1)	Organic (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$486,096	$418,977	12.7%	14.0%	(10.7)%	16.0%
Other revenue	1,250	737	54.5%	23.7%	(8.6)%	69.6%
Total revenue	$487,346	$419,714	12.8%	14.0%	(10.7)%	16.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Includes $45.3 million from our 2014 acquisitions of seven distribution companies in the Netherlands.

(2)
In our U.K. operations, revenue grew organically by 16.8%, while our continental European operations grew 5.3%, resulting in net organic revenue growth of 14.0% over the prior year. Our organic revenue growth in the U.K., which resulted from higher sales volumes, was composed of a 10.2% increase from stores open more than 12 months and a 6.6% increase from revenue generated by 47 branch openings since the beginning of the prior year through the one year anniversary of their respective opening dates. Organic revenue growth in our continental European operations was primarily due to the opening of a new warehouse location in France in 2014.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by 10.7%, primarily due to the strengthening U.S. dollar against both the pound sterling and euro in the fourth quarter of 2014 through the first quarter of 2015. Based on exchange rates through April 2015 and projections for the remainder of the year, we expect there will be a negative effect on revenue growth for the remainder of 2015 as a result of foreign currency exchange movements.

Segment EBITDA. Segment EBITDA increased $5.4 million, or 13.0%, in the first quarter of 2015 compared to the prior year first quarter. Our European Segment EBITDA includes a negative year over year impact of $5.7 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced in the first quarter of 2014. To calculate the foreign currency translation impact on Segment EBITDA, we multiply our current year local currency results by the change in the average foreign exchange rates from the prior year to the current year. Our European Segment EBITDA for the first quarter of 2015 also reflects an increase to foreign exchange transaction losses of $1.4 million as compared to the prior year quarter. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the first quarter of 2015.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our European segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2014	9.8%
Decrease due to:
Change in gross margin	0.0%	(1)
Change in segment operating expenses	0.0%	(2)
Change in other expenses	(0.3)%	(3)
Segment EBITDA for the three months ended March 31, 2015	9.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Gross margins in our U.K. operations declined by 0.2% as a result of a shift in revenue to lower margin national accounts, combined with increased customer discounts to drive sales growth. This decline was offset by improvement in our continental European gross margins as a result of internalizing the incremental gross margin from our acquisitions of seven Netherlands distributors.

(2)
Reflects the offsetting effects of (i) the acquisitions of our Netherlands distributors and a salvage business in the second and fourth quarters of 2014, respectively, which have higher operating expenses than our legacy business (-0.6%), and (ii) a decline in distribution expenses as a percentage of revenue in our U.K. operations (0.3%) as a result of internalizing previously outsourced delivery expenses as well as lower fuel costs, and (iii) improved leverage of our facilities in our U.K. operations (0.2%).

(3)
Primarily due to $1.4 million of greater foreign currency transaction losses, including the impact of unrealized mark-to-market losses on foreign currency forward contracts used to hedge the purchase of inventory and, to a lesser extent, unrealized and realized gains and losses on foreign currency transactions for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Specialty	2015	2014	Acquisition (1)	Organic (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$240,487	$176,797	31.2%	6.3%	(1.5)%	36.0%
Other revenue	—	—	—%	—%	—%	—%
Total revenue	$240,487	$176,797	31.2%	6.3%	(1.5)%	36.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Reflects the impact of two Specialty businesses acquired in the fourth quarter of 2014.

(2)	Primarily due to increased sales volumes as a result of favorable economic conditions.

(3)	Compared to the prior year, exchange rates reduced our revenue growth by 1.5%, primarily due to the strengthening U.S. dollar against the Canadian dollar in the first three months of 2015.
Segment EBITDA. Segment EBITDA increased $7.6 million, or 42.7%, in the first quarter of 2015 compared to the prior year first quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2014	10.1%
(Decrease) increase due to:
Change in gross margin	(0.9)%	(1)
Change in segment operating expenses	1.3%	(2)
Segment EBITDA for the three months ended March 31, 2015	10.5%

(1)
Primarily due to the impact of our acquisition of a supplier of parts for recreational vehicles completed in the fourth quarter of 2014. Compared to our existing Specialty business, this acquisition realizes lower gross margins than our other specialty product sales.

(2)
Primarily a result of lower distribution expenses as a percentage of revenue (1.4%), which reflects the realization of logistics synergies as we leverage our North American distribution network for the delivery of specialty products (1.1%), as well as favorable fuel pricing compared to the prior year quarter (0.3%). The acquisitions completed in the fourth quarter of 2014 generated greater facility and warehouse expenses as a percentage of revenue (-0.5%), but this was offset by a reduction in selling, general and administrative expenses (0.4%) as a result of integration synergies. We expect to realize additional integration synergies during the remainder of 2015 and into the first half of 2016 as we continue to rationalize our facilities within this segment.

2015 Outlook
We estimate that full year 2015 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses, and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities) and loss on debt extinguishment will be in the range of $420 million to $450 million and $1.36 to $1.46, respectively.
Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	March 31, 2015	December 31, 2014	March 31, 2014
Cash and equivalents	$175,492	$114,605	$113,246
Total debt	1,734,635	1,864,562	1,730,733
Net debt (total debt less cash and equivalents)	1,559,143	1,749,957	1,617,487
Current maturities	62,303	63,515	35,106
Capacity under credit facilities (1)	1,947,000	1,947,000	1,930,000
Availability under credit facilities (1)	1,231,500	1,127,810	1,247,349
Total liquidity (cash and equivalents plus availability under credit facilities)	1,406,992	1,242,415	1,360,595
(1) Includes our revolving credit facilities and our receivables securitization facility.
We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions or paying down outstanding debt. As we have pursued acquisitions as part of our growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including our senior secured credit facilities, senior notes, and receivables securitization facility.
As of March 31, 2015, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in May 2019, composed of $450 million in term loans ($428 million outstanding at March 31, 2015) and $1.85 billion in revolving credit ($547 million outstanding at March 31, 2015), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Receivables securitization facility with availability up to $97 million ($97 million outstanding as of March 31, 2015), maturing in October 2017 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as our March 2014 amendment to our senior secured credit facilities and our September 2014 amendment to our receivables securitization facility. Our financing structure, which includes our senior secured credit facilities, senior notes, and receivables securitization facility, provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of March 31, 2015, we had approximately $1.2 billion available under our credit facilities. Combined with approximately $175 million of cash and equivalents at March 31, 2015, we had approximately $1.4 billion in available liquidity, an increase of $165 million over our available liquidity as of December 31, 2014. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we currently have adequate capacity, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or CDOR, depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at March 31, 2015 was 2.38%; we expect the rate will decrease in May 2015 as a result of the quarterly reset of our applicable margin rate. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 3.15% at March 31, 2015. Cash interest payments were $6.9 million for the three months ended March 31, 2015, but these payments will increase by $14.2 million in the second quarter of 2015 as a result of our semi-annual interest payments in May and November related to our senior notes. We had outstanding credit agreement borrowings of $1.0 billion and $1.1 billion at March 31, 2015 and December 31, 2014, respectively. Of these amounts, $22.5 million was classified as current maturities at both March 31, 2015 and December 31, 2014. We have scheduled repayments of $5.6 million each quarter on the term loan through its maturity in May 2019, but no other significant principal payments on our credit facilities prior to the maturity of the receivables securitization program in October 2017. In addition to the repayments under our credit facilities, we will make payments on notes payable and other debt totaling $39.8 million in the next 12 months, the majority of which is for payments on notes payable issued in connection with acquisitions.
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of March 31, 2015.
As of March 31, 2015, the Company had cash of $175 million, of which $95 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resort to repatriation of foreign earnings.
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
The following table sets forth a summary of our inventory procurement for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014	% Change
Aftermarket inventory purchases (millions)	$690.4	$646.9	6.7%
Wholesale salvage cars and trucks	70,000	72,000	(2.8)%
Self service and "crush only" cars	100,000	120,000	(16.7)%
Aftermarket inventory purchases in the first quarter of 2015 included incremental purchases of $42 million in our Specialty segment as compared to the first quarter of 2014, primarily related to our October 2014 acquisition of a supplier of parts for recreational vehicles as well as overall growth in the Specialty business. Aftermarket inventory purchases for the first quarter of 2015 also included incremental purchases of $18 million in our European segment as compared to the prior year period, primarily attributable to our acquisitions of seven aftermarket parts distribution businesses in the Netherlands during the second and third quarters of 2014. Offsetting these increases was a decrease in aftermarket inventory purchases in our Wholesale - North America operations of approximately $17 million. In the fourth quarter of 2014, we accelerated our aftermarket inventory purchases in anticipation of potential labor issues at west coast ports in the U.S., leading to growth in the year-end inventory balance and higher purchases as compared to the first quarter of 2015. Compared to the prior year first quarter, we reduced our purchases of lower cost self service and "crush only" cars as prices demanded for vehicles in certain markets exceeded our acceptable cost given the prices of scrap and other metals.
Net cash provided by operating activities totaled $180.1 million for the three months ended March 31, 2015, compared to $97.0 million during the three months ended March 31, 2014. During the first quarter of 2015, our EBITDA increased by

$9.8 million compared to the first quarter of 2014, due to both acquisition related growth and organic growth. Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $7.3 million during the three months ended March 31, 2015, compared to $78.0 million during the comparable period in 2014, primarily due to decreases in inventory balances as well as increases in accounts payable in our Wholesale - North America and Specialty segments as a result of timing of payments to vendors, offset by increased receivables balances. The decrease in inventory is primarily related to Wholesale - North America. As noted above, we accelerated our inventory purchases during the fourth quarter of 2014 in anticipation of port issues in the U.S., thus causing growth in the year-end inventory balance. We have decreased the aftermarket inventory levels during the first quarter of 2015 as a result of lower purchases and high sales volumes. The increase in accounts receivable is primarily related to growth in our Specialty operations caused by seasonal sales fluctuations; the remaining increase related mostly to our Wholesale - North America operations as a result of higher sales. Cash flows related to our primary working capital accounts can be volatile as purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year.
Net cash used in investing activities totaled $34.3 million for the three months ended March 31, 2015, compared to $521.3 million during the three months ended March 31, 2014. We invested $0.9 million of cash, net of cash acquired, in business acquisitions during the three months ended March 31, 2015 compared to $486.7 million for business acquisitions in the comparable period in 2014, which included $427.1 million for our Keystone Specialty acquisition. Property and equipment purchases were $26.1 million in the three months ended March 31, 2015 compared to $33.7 million in the comparable period in 2014. During the three months ended March 31, 2015, we paid $7.5 million to increase our investment in ACM Parts; during the three months ended March 31, 2014, we paid $2.2 million for investments in unconsolidated subsidiaries.
Net cash used in financing activities totaled $80.4 million for the three months ended March 31, 2015, compared to $386.2 million in net cash provided by financing activities during the three months ended March 31, 2014. During the three months ended March 31, 2015, net repayments under our credit facilities were $73.6 million compared to net borrowings of $401.4 million during the three months ended March 31, 2014. Cash flows from operations tend to be relatively high in the first quarter due to the seasonality of our business, and we used a portion of these funds to repay revolver borrowings during the first quarter of 2015. The greater borrowings during the first quarter of 2014 reflect $370 million of revolver borrowings and $80 million of borrowings under our receivable facility used to finance the acquisition of Keystone Specialty. Our March 2014 amendment of our credit facilities generated $11.3 million in additional term loan borrowings, which were used to pay $3.7 million in debt issuance costs related to the amendment, as well as to repay outstanding revolver borrowings. In the three months ended March 31, 2015, we paid $5.2 million for taxes related to net share settlements of stock-based compensation awards; no such payments occurred in 2014. Cash generated from exercises of stock options provided $1.3 million and $2.4 million in the three months ended March 31, 2015 and March 31, 2014, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $5.2 million and $6.8 million in the three months ended March 31, 2015 and March 31, 2014, respectively. During the first quarter of 2014, we paid $9.6 million related to the settlement of a foreign currency forward contract; no such payment occurred during the first quarter of 2015.
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

As of March 31, 2015, we held six interest rate swap contracts representing a total of $420 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2015 through December 2016. In total, we had 53% of our variable rate debt under our credit facilities at fixed rates at March 31, 2015 compared to 47% at December 31, 2014, which reflects a decrease in borrowings in the first quarter of 2015. As of March 31, 2015, the fair market value of these swap contracts was a net liability of $4.7 million. The values of such contracts are subject to changes in interest rates.
At March 31, 2015, we had $558 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $5.6 million over the next twelve months.
The proceeds of our May 2013 senior notes offering were used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, we entered into euro-denominated and pound sterling-denominated intercompany notes, which incurred transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, we entered into foreign currency forward contracts to sell €150.0 million for $195.0 million and £70.0 million for $105.8 million. The gains or losses from the remeasurement of these contracts were recorded to earnings to offset the remeasurement of the related notes. These foreign currency forward contracts were settled as of December 31, 2014. While there are no such forward contracts outstanding as of March 31, 2015, we may enter into additional foreign currency forward contracts from time to time to mitigate the impact of fluctuations in exchange rates on similar intercompany financing transactions.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2015 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 32.6% of our revenue during the three months ended March 31, 2015. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and operating income for the three months ended March 31, 2015.
Other than with respect to our intercompany transactions denominated in euro and pound sterling and a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of March 31, 2015, we had amounts outstanding under our revolving credit facilities of €233.4 million, £90.2 million, and CAD $130.4 million.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin. Scrap metal and other metal prices declined 25% sequentially in the first quarter of 2015, which had a negative effect on our revenue and margins. This trend will continue until inventory costs decrease by an amount commensurate with the decline of scrap metal and other metal prices. As of March 31, 2015, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business. The notional amount and fair value of these forward contracts at March 31, 2015 were immaterial.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2014 Annual Report on Form 10-K, filed with the SEC on March 2, 2015, as supplemented in subsequent filings, for information concerning the risks and uncertainties that could negatively impact us.

Item 5.     Other Information
None.

Item 6.     Exhibits
Exhibits
(b) Exhibits

10.1	Form of LKQ Corporation Executive Officer Management Incentive Plan Award Memorandum.
10.2	Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum.
10.3
Services Agreement dated as of February 26, 2015 between LKQ Corporation and Robert L. Wagman (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on March 3, 2015).

10.4	Offer Letter to John S. Quinn dated February 12, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on March 3, 2015).
10.5
Services Agreement dated as of February 26, 2015 between LKQ Corporation and John S. Quinn (incorporated herein by reference to Exhibit 10.3 to the Company's report on Form 8-K filed with the SEC on March 3, 2015).

10.6	Offer Letter to Dominick P. Zarcone dated February 12, 2015 (incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 8-K filed with the SEC on March 3, 2015).
10.7	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015.
10.8	Restricted Stock Unit Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015.
10.9	LKQ Corporation Management Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company's report on Form 10-K filed with the SEC on March 2, 2015).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2015.

LKQ CORPORATION

/s/ DOMINICK ZARCONE
Dominick Zarcone
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)