Form 10-Q
period 2015-06-30
LKQ CORP
filed 2015-08-03
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At July 24, 2015, the registrant had issued and outstanding an aggregate of 304,922,348 shares of Common Stock.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and equivalents	$143,423	$114,605
Receivables, net	651,271	601,422
Inventory	1,402,399	1,433,847
Deferred income taxes	77,968	81,744
Prepaid expenses and other current assets	97,560	85,799
Total Current Assets	2,372,621	2,317,417
Property and Equipment, net	650,053	629,987
Intangible Assets:
Goodwill	2,286,518	2,288,895
Other intangibles, net	228,580	245,525
Other Assets	96,770	91,668
Total Assets	$5,634,542	$5,573,492
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$392,951	$400,202
Accrued expenses:
Accrued payroll-related liabilities	69,327	86,016
Other accrued expenses	183,423	164,148
Other current liabilities	41,286	36,815
Current portion of long-term obligations	39,378	63,515
Total Current Liabilities	726,365	750,696
Long-Term Obligations, Excluding Current Portion	1,652,064	1,801,047
Deferred Income Taxes	178,523	181,662
Other Noncurrent Liabilities	123,497	119,430
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value,1,000,000,000 shares authorized, 304,435,529 and 303,452,655 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,044	3,035
Additional paid-in capital	1,070,288	1,054,686
Retained earnings	1,929,978	1,703,161
Accumulated other comprehensive loss	(49,217)	(40,225)
Total Stockholders’ Equity	2,954,093	2,720,657
Total Liabilities and Stockholders’ Equity	$5,634,542	$5,573,492

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$1,838,070	$1,709,132	$3,611,982	$3,334,909
Cost of goods sold	1,114,126	1,038,073	2,188,559	2,011,966
Gross margin	723,944	671,059	1,423,423	1,322,943
Facility and warehouse expenses	136,379	128,506	269,036	254,665
Distribution expenses	150,039	146,544	291,753	283,873
Selling, general and administrative expenses	205,796	186,585	409,037	371,115
Restructuring and acquisition related expenses	1,663	5,901	8,151	9,222
Depreciation and amortization	29,782	29,927	59,235	56,638
Operating income	200,285	173,596	386,211	347,430
Other expense (income):
Interest expense, net	14,622	15,628	29,528	31,746
Loss on debt extinguishment	—	—	—	324
Change in fair value of contingent consideration liabilities	125	(790)	276	(2,012)
Other (income) expense, net	(28)	(907)	1,740	(1,003)
Total other expense, net	14,719	13,931	31,544	29,055
Income before provision for income taxes	185,566	159,665	354,667	318,375
Provision for income taxes	64,682	54,341	124,780	108,362
Equity in earnings of unconsolidated subsidiaries	(1,162)	(442)	(3,070)	(478)
Net income	$119,722	$104,882	$226,817	$209,535
Earnings per share:
Basic	$0.39	$0.35	$0.75	$0.69
Diluted	$0.39	$0.34	$0.74	$0.69

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$119,722	$104,882	$226,817	$209,535
Other comprehensive income (loss), net of tax:
Foreign currency translation	44,510	15,879	(10,300)	15,316
Net change in unrecognized gains/losses on derivative instruments, net of tax	918	457	1,201	1,250
Net change in unrealized gains/losses on pension plan, net of tax	(21)	(30)	107	(67)
Total other comprehensive income (loss)	45,407	16,306	(8,992)	16,499
Total comprehensive income	$165,129	$121,188	$217,825	$226,034

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$226,817	$209,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,714	58,893
Stock-based compensation expense	11,114	11,783
Excess tax benefit from stock-based payments	(6,737)	(9,747)
Other	5,880	1,645
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(48,995)	(71,779)
Inventory	38,399	(40,773)
Prepaid income taxes/income taxes payable	21,052	9,653
Accounts payable	(18,597)	(20,549)
Other operating assets and liabilities	(7,948)	3,543
Net cash provided by operating activities	282,699	152,204
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(66,763)	(67,331)
Acquisitions, net of cash acquired	(37,208)	(635,332)
Other investing activities, net	(5,209)	341
Net cash used in investing activities	(109,180)	(702,322)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,288	4,207
Excess tax benefit from stock-based payments	6,737	9,747
Taxes paid related to net share settlements of stock-based compensation awards	(5,243)	—
Debt issuance costs	—	(3,715)
Borrowings under revolving credit facilities	199,621	1,160,461
Repayments under revolving credit facilities	(294,276)	(674,432)
Borrowings under term loans	—	11,250
Repayments under term loans	(11,250)	(5,625)
Borrowings under receivables securitization facility	2,100	80,000
Repayments under receivables securitization facility	(1,758)	—
Repayments of other long-term debt	(42,090)	(13,529)
Payments of other obligations	(2,050)	(41,934)
Settlement of foreign currency forward contract	—	(19,959)
Net cash (used in) provided by financing activities	(144,921)	506,471
Effect of exchange rate changes on cash and equivalents	220	2,723
Net increase (decrease) in cash and equivalents	28,818	(40,924)
Cash and equivalents, beginning of period	114,605	150,488
Cash and equivalents, end of period	$143,423	$109,564
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$102,747	$98,938
Interest	28,656	29,182
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other obligations, including notes issued and debt assumed in connection with business acquisitions	$4,366	$87,983
Contingent consideration liabilities	—	7,057
Noncash property and equipment additions	4,387	4,177

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2015	303,453	$3,035	$1,054,686	$1,703,161	$(40,225)	$2,720,657
Net income	—	—	—	226,817	—	226,817
Other comprehensive loss	—	—	—	—	(8,992)	(8,992)
Restricted stock units vested, net of shares withheld for employee tax	422	4	(2,007)	—	—	(2,003)
Stock-based compensation expense	—	—	11,114	—	—	11,114
Exercise of stock options	705	7	3,976	—	—	3,983
Shares withheld for net share settlements of stock option awards	(144)	(2)	(3,934)	—	—	(3,936)
Excess tax benefit from stock-based payments	—	—	6,453	—	—	6,453
BALANCE, June 30, 2015	304,436	$3,044	$1,070,288	$1,929,978	$(49,217)	$2,954,093

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $33.0 million and $31.3 million at June 30, 2015 and December 31, 2014, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap metal, other metals, and cores when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We recorded a reserve for uncollectible accounts of approximately $21.1 million and $19.4 million at June 30, 2015 and December 31, 2014, respectively.
Inventory
Inventory consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Aftermarket and refurbished products	$1,013,084	$1,022,549
Salvage and remanufactured products	389,315	411,298
	$1,402,399	$1,433,847
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships, software and other technology related assets, and covenants not to compete.

The changes in the carrying amount of goodwill by reportable segment during the three months ended June 30, 2015 are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2015	$1,392,032	$616,819	$280,044	$2,288,895
Business acquisitions and adjustments to previously recorded goodwill	4,613	15,048	(1,016)	18,645
Exchange rate effects	(7,903)	(13,104)	(15)	(21,022)
Balance as of June 30, 2015	$1,388,742	$618,763	$279,013	$2,286,518
The components of other intangibles are as follows (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$172,121	$(39,571)	$132,550	$173,340	$(35,538)	$137,802
Customer relationships	93,533	(33,977)	59,556	92,972	(26,751)	66,221
Software and other technology related assets	44,290	(14,009)	30,281	44,640	(10,387)	34,253
Covenants not to compete	10,766	(4,573)	6,193	11,074	(3,825)	7,249
	$320,710	$(92,130)	$228,580	$322,026	$(76,501)	$245,525
Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 20 years) on an accelerated basis. Software and other technology related assets are amortized on a straight-line basis over the expected period to be benefited (five to six years). Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $16.5 million and $15.8 million during the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense for each of the 5 years in the period ending December 31, 2019 is $32.8 million, $29.8 million, $27.3 million, $22.4 million and $17.8 million, respectively.
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

Balance as of January 1, 2015	$14,881
Warranty expense	16,686
Warranty claims	(15,135)
Balance as of June 30, 2015	$16,432
Investments in Unconsolidated Subsidiaries
As of June 30, 2015, the carrying value of our investments in unconsolidated subsidiaries was $12.5 million; of this amount, $11.6 million relates to our investment in ACM Parts Pty Ltd ("ACM Parts"). In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop ACM Parts, an alternative vehicle replacement parts business in those countries. We hold a 49% interest in the entity and are contributing our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts; Suncorp Group holds a 51% equity interest and is supplying salvage vehicles to the venture as well as assisting in establishing relationships with repair shops as customers. We are accounting for our interest in this subsidiary using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. During the six months ended June 30, 2015, we increased our total investment in ACM Parts by $7.5 million, which is reflected in Other investing activities, net on the Unaudited Condensed Consolidated Statements of Cash Flows. Our total ownership interest in ACM Parts remains unchanged as a result of this additional investment. The total of our investment in ACM Parts and other unconsolidated subsidiaries is included within Other Assets on our Unaudited Condensed Consolidated Balance Sheets. Our equity in the net earnings of the investees for the three and six months ended June 30, 2015 was not material.
Depreciation Expense
Included in Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations as well as our distribution centers.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which was amended in July 2015. This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance, and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities adopting the standard have the option of using either a full retrospective or modified retrospective approach in the application of this guidance. ASU 2014-09 will be effective for the Company during the first quarter of our fiscal year 2018. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are still evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
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
During the six months ended June 30, 2015, we granted 912,113 RSUs to employees. The fair value of RSUs that vested during the six months ended June 30, 2015 was $13.1 million.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the six months ended June 30, 2015:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2015	2,151,232	$20.97	$60,493
Granted	912,113	$27.03
Vested	(499,746)	$20.07
Forfeited / Canceled	(31,503)	$23.26
Unvested as of June 30, 2015	2,532,096	$23.30	$76,583
Expected to vest after June 30, 2015	2,444,395	$23.16	$73,931
(1) The aggregate intrinsic value of unvested and expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the six months ended June 30, 2015.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the six months ended June 30, 2015:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2015	5,207,772	$8.04	3.6	$105,038
Exercised	(704,640)	$5.65
Forfeited / Canceled	(8,145)	$32.31
Balance as of June 30, 2015	4,494,987	$8.37	3.3	$98,551
Exercisable as of June 30, 2015	4,396,051	$7.83	3.2	$98,525
Exercisable as of June 30, 2015 and expected to vest thereafter	4,485,213	$8.31	3.3	$98,551
(1) The aggregate intrinsic value of outstanding, exercisable and expected to vest options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of January 1, 2015 and June 30, 2015, respectively. This amount changes based on the market price of the Company’s common stock.
The following table summarizes the components of pre-tax stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RSUs	$5,528	$4,795	$10,948	$10,191
Stock options	40	696	166	1,500
Restricted stock	—	46	—	92
Total stock-based compensation expense	$5,568	$5,537	$11,114	$11,783
As of June 30, 2015, unrecognized compensation expense related to unvested RSUs and stock options is $41.0 million and $0.4 million, respectively, and is expected to be recognized over weighted-average periods of 3.3 years and 1.5 years, respectively. Stock-based compensation expense related to these awards will be different to the extent the actual forfeiture rates are different from our estimated forfeiture rates.

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Senior secured credit agreement:
Term loans payable	$421,875	$433,125
Revolving credit facilities	541,462	663,912
Senior notes	600,000	600,000
Receivables securitization facility	95,242	94,900
Notes payable through November 2019 at weighted average interest rates of 1.1% and 1.0%, respectively	15,478	45,891
Other long-term debt at weighted average interest rates of 3.6% and 3.1%, respectively	17,385	26,734
	1,691,442	1,864,562
Less current maturities	(39,378)	(63,515)
	$1,652,064	$1,801,047
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at June 30, 2015 and December 31, 2014 were 2.11% and 2.10%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $22.5 million was classified as current maturities at both June 30, 2015 and December 31, 2014. As of June 30, 2015, there were letters of credit outstanding in the aggregate amount of $71.5 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at June 30, 2015 was $1.2 billion.

Related to the execution of the Credit Agreement in March 2014, we incurred $3.7 million of fees, of which $3.4 million were capitalized within Other Assets on our Unaudited Condensed Consolidated Balance Sheet and are amortized over the term of the agreement. The remaining $0.3 million of fees were expensed during the three months ended March 31, 2014 as a loss on debt extinguishment.
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
Receivables Securitization Facility
On September 29, 2014, LKQ Corporation amended the terms of the receivables securitization facility with The Bank of Tokyo-Mitsubishi UFJ, LTD. ("BTMU ") to: (i) extend the term of the facility to October 2, 2017; (ii) increase the maximum amount available to $97 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to BTMU for the benefit of conduit investors and/or financial institutions for cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of June 30, 2015 and December 31, 2014, $130.1 million and $129.5 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of June 30, 2015, the interest rate under the receivables facility was based on commercial paper rates and was 0.94%. The outstanding balances of $95.2 million and $94.9 million as of June 30, 2015 and December 31, 2014, respectively, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At June 30, 2015, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2015 through 2016.
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
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of June 30, 2015 and December 31, 2014 (in thousands):

	Notional Amount				Fair Value at June 30, 2015 (USD)		Fair Value at December 31, 2014 (USD)
	June 30, 2015		December 31, 2014		Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$420,000		$420,000	$1,043	$1,564	$2,691	$1,615
GBP denominated		£50,000		£50,000	—	687	—	893
CAD denominated	C$	25,000	C$	25,000	83	—	—	19
Total cash flow hedges					$1,126	$2,251	$2,691	$2,527

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at June 30, 2015 or December 31, 2014.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three and six months ended June 30, 2015 and June 30, 2014. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of June 30, 2015, we estimate that $2.0 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into our consolidated statements of income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency, as well as commodity forward contracts to manage our exposure to fluctuations in precious metals prices. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at June 30, 2015 and December 31, 2014, along with the effect on our results of operations during each of the six month periods ended June 30, 2015 and June 30, 2014, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the six months ended June 30, 2015, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	Balance as of June 30, 2015	Fair Value Measurements as of June 30, 2015
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$30,963	$—	$30,963	$—
Total Assets	$30,963	$—	$30,963	$—
Liabilities:
Contingent consideration liabilities	$5,191	$—	$—	$5,191
Deferred compensation liabilities	30,126	—	30,126	—
Interest rate swaps	3,377	—	3,377	—
Total Liabilities	$38,694	$—	$33,503	$5,191

	Balance as of December 31, 2014	Fair Value Measurements as of December 31, 2014
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$28,242	$—	$28,242	$—
Total Assets	$28,242	$—	$28,242	$—
Liabilities:
Contingent consideration liabilities	$7,295	$—	$—	$7,295
Deferred compensation liabilities	27,580	—	27,580	—
Interest rate swaps	5,218	—	5,218	—
Total Liabilities	$40,093	$—	$32,798	$7,295
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

The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

	June 30,	December 31,
	2015	2014
Unobservable Input	(Weighted Average)
Probability of achieving payout targets	73.6%	79.1%
Discount rate	7.5%	7.5%
A decrease in the assessed probabilities of achieving the targets or an increase in the discount rate, in isolation, would result in a lower fair value measurement. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Unaudited Condensed Consolidated Statements of Income.
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning Balance	$5,561	$57,091	$7,295	$55,653
Contingent consideration liabilities recorded for business acquisitions	—	2,740	—	7,057
Payments	(538)	(50,299)	(2,205)	(52,305)
Increase (decrease) in fair value included in earnings	125	(790)	276	(2,012)
Exchange rate effects	43	20	(175)	369
Ending Balance	$5,191	$8,762	$5,191	$8,762
The purchase price for our 2011 acquisition of Euro Car Parts Holdings Limited ("ECP") included contingent payments depending on the achievement of certain annual performance targets. The performance target for 2013 was exceeded, and therefore, we settled the liability related to the 2013 performance period for the maximum amount of £30 million during the three months ended June 30, 2014 through a cash payment of $44.8 million (£26.9 million) and the issuance of notes for $5.1 million (£3.1 million).
Of the amounts included in earnings for the three and six months ended June 30, 2015, $0.1 million and $0.3 million of losses, respectively, were related to contingent consideration obligations outstanding as of June 30, 2015. Of the amounts included in earnings for the three and six months ended June 30, 2014, $0.3 million  losses were related to contingent consideration obligations outstanding as of June 30, 2015.
The changes in the fair value of contingent consideration obligations included in earnings during the respective periods in 2015 and 2014 reflect the quarterly reassessment of each obligation's fair value, including an analysis of the significant inputs used in the valuation, as well as the accretion of the present value discount.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of June 30, 2015 and December 31, 2014, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $963 million and $1.1 billion, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $95 million at June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, the fair value of our senior notes was approximately $573 million and $569 million, respectively, compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2015 to assume these obligations. The fair value of our senior notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at June 30, 2015 are as follows (in thousands):

Six months ending December 31, 2015	$74,040
Years ending December 31:
2016	134,413
2017	113,676
2018	92,979
2019	73,985
2020	60,918
Thereafter	218,777
Future Minimum Lease Payments	$768,788
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
During the six months ended June 30, 2015, we completed ten acquisitions, including three wholesale businesses in North America and seven wholesale businesses in Europe. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were former customers of and distributors for our Netherlands subsidiary, Sator Beheer B.V. ("Sator"), and were acquired with the objective of expanding our distribution network in the Netherlands. Our other acquisitions completed during the six months ended June 30, 2015 enabled us to expand our geographic presence. Total acquisition date fair value of the consideration for these acquisitions was $40.2 million, composed of $37.2 million of cash (net of cash acquired), $2.1 million of notes payable, and $0.9 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. During the six months ended June 30, 2015, we recorded $18.6 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2014 acquisitions. We expect $4.7 million of the $18.6 million of goodwill recorded to be deductible for income tax purposes. As the acquisitions completed during the six months ended June 30, 2015 are immaterial to our business, we have omitted the detailed disclosures for these acquisitions prescribed by the accounting guidance on business combinations.
In July 2015, we completed the acquisitions of Parts Channel, Inc., an aftermarket collision parts distributor, as well as two aftermarket distributors in the Netherlands and a self service retail operation in the U.S. The preliminary aggregate cash purchase price for these acquisitions was approximately $75 million, net of cash acquired. We are in the process of completing the purchase accounting for our July 2015 acquisitions, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed, or the pro forma effect of the acquisitions on our results of operations in the U.S.
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
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the six months ended June 30, 2015 and the last six months of 2014 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
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
The primary reason for our acquisitions made during the six months ended June 30, 2015 and the year ended December 31, 2014 was to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and expanding into other product lines and businesses that may benefit from our operating strengths. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates logistics and administrative cost synergies as well as cross-selling opportunities, which contributed to the goodwill recorded on the Keystone Specialty acquisition. Other acquisitions completed during 2014 and 2015 enabled us to expand our distribution network in the Netherlands, and expand our geographic presence.
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
The following pro forma summary presents the effect of the businesses acquired during the six months ended June 30, 2015 as though the businesses had been acquired as of January 1, 2014 and the businesses acquired during the year ended December 31, 2014, including the Keystone Specialty acquisition on January 3, 2014, as though they had been acquired as of January 1, 2013. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue, as reported	$1,838,070	$1,709,132	$3,611,982	$3,334,909
Revenue of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	—	—	3,443
Other acquisitions	6,726	132,610	28,193	278,764
Pro forma revenue	$1,844,796	$1,841,742	$3,640,175	$3,617,116

Net income, as reported	$119,722	$104,882	$226,817	$209,535
Net income of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Keystone Specialty	—	144	—	408
Other acquisitions	921	6,255	2,620	8,906
Pro forma net income	$120,643	$111,281	$229,437	$218,849

Earnings per share, basic—as reported	$0.39	$0.35	$0.75	$0.69
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	0.00	—	0.00
Other acquisitions	0.00	0.02	0.01	0.03
Pro forma earnings per share, basic (1)	$0.40	$0.37	$0.75	$0.73

Earnings per share, diluted—as reported	$0.39	$0.34	$0.74	$0.69
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	0.00	—	0.00
Other acquisitions	0.00	0.02	0.01	0.03
Pro forma earnings per share, diluted (1)	$0.39	$0.36	$0.75	$0.72

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
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2015, respectively. Expenses incurred during the three and six months ended June 30, 2014 totaled $1.7 million and $1.9 million, respectively. Of our 2015 expenses, $1.0 million was related to the acquisitions of seven aftermarket distribution businesses in the Netherlands during the first half of 2015 and $0.3 million was related to potential acquisitions. The expenses incurred in the first half of 2014 were primarily related to our acquisitions of five aftermarket distribution businesses in the Netherlands.
Acquisition Integration Plans
During the three and six months ended June 30, 2015, we incurred $0.9 million and $6.9 million of restructuring expenses, respectively. Expenses incurred during the three and six months ended June 30, 2015 were primarily a result of the integration of our October 2014 acquisition of a supplier of parts for recreational vehicles into our Specialty business.
During the three and six months ended June 30, 2014, we incurred $4.2 million and $7.4 million of restructuring expenses, respectively. Expenses incurred during the six months ended June 30, 2014 were primarily a result of the integration of our acquisition of Keystone Specialty into our existing business. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions.
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

Note 10.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$119,722	$104,882	$226,817	$209,535
Denominator for basic earnings per share—Weighted-average shares outstanding	304,286	302,030	304,145	301,719
Effect of dilutive securities:
RSUs	732	821	700	876
Stock options	2,229	2,981	2,260	3,074
Restricted stock	—	5	—	8
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	307,247	305,837	307,105	305,677
Earnings per share, basic	$0.39	$0.35	$0.75	$0.69
Earnings per share, diluted	$0.39	$0.34	$0.74	$0.69
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Antidilutive securities:
RSUs	310	405	323	203
Stock options	98	117	99	122

Note 11.	Income Taxes
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
Our effective income tax rate for the six months ended June 30, 2015 was 35.2% compared with 34.0% for the comparable prior year period. The higher effective income tax rate for the six months ended June 30, 2015 is primarily a result of our expected geographic distribution of income, as we expect a smaller proportion of our annual pretax income will be earned in the typically lower tax rate international jurisdictions. In addition, the tax provision for the first six months of 2015 includes unfavorable discrete items of $0.3 million primarily as a result of U.S. state deferred tax adjustments, compared to $0.1 million of unfavorable discrete items during the prior year period.

Note 12.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended				Three Months Ended
	June 30, 2015				June 30, 2014
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plan	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plan	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(81,883)	$(3,118)	$(9,623)	$(94,624)	$24,343	$(4,803)	$664	$20,204
Pretax income (loss)	44,510	(166)	—	44,344	15,879	466	—	16,345
Income tax effect	—	69	—	69	—	(122)	—	(122)
Reclassification of unrealized gain (loss)	—	1,564	(27)	1,537	—	133	(43)	90
Reclassification of deferred income taxes	—	(549)	6	(543)	—	(20)	13	(7)
Ending Balance	$(37,373)	$(2,200)	$(9,644)	$(49,217)	$40,222	$(4,346)	$634	$36,510

	Six Months Ended				Six Months Ended
	June 30, 2015				June 30, 2014
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plan	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plan	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(27,073)	$(3,401)	$(9,751)	$(40,225)	$24,906	$(5,596)	$701	$20,011
Pretax (loss) income	(10,300)	(1,239)	—	(11,539)	15,316	(176)	—	15,140
Income tax effect	—	439	—	439	—	46	—	46
Reclassification of unrealized gain (loss)	—	3,085	143	3,228	—	2,093	(90)	2,003
Reclassification of deferred income taxes	—	(1,084)	(36)	(1,120)	—	(713)	23	(690)
Ending Balance	$(37,373)	$(2,200)	$(9,644)	$(49,217)	$40,222	$(4,346)	$634	$36,510

Unrealized losses on our interest rate swap contracts totaling $1.6 million and $3.1 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, unrealized losses of $1.6 million and $3.1 million, respectively related to our interest rate swaps were reclassified to interest expense. The remaining reclassification of unrealized gains during the three and six months ended June 30, 2014 related to our foreign currency forward contracts and was recorded to other income in our our Unaudited Condensed Consolidated Statements of Income. These gains offset the remeasurement of certain of our intercompany balances. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended June 30, 2015
Revenue:
Third Party	$1,044,779	$509,833	$283,458	$—	$1,838,070
Intersegment	372	70	872	(1,314)	—
Total segment revenue	$1,045,151	$509,903	$284,330	$(1,314)	$1,838,070
Segment EBITDA	$138,880	$53,943	$40,198	$—	$233,021
Depreciation and amortization	17,249	8,704	5,092	—	31,045
Three Months Ended June 30, 2014
Revenue:
Third Party	$1,025,989	$465,173	$217,970	$—	$1,709,132
Intersegment	101	—	430	(531)	—
Total segment revenue	$1,026,090	$465,173	$218,400	$(531)	$1,709,132
Segment EBITDA	$137,150	$45,945	$28,356	$—	$211,451
Depreciation and amortization	17,508	8,491	5,048	—	31,047

	North America	Europe	Specialty	Eliminations	Consolidated
Six Months Ended June 30, 2015
Revenue:
Third Party	$2,090,858	$997,179	$523,945	$—	$3,611,982
Intersegment	466	70	1,607	(2,143)	—
Total segment revenue	$2,091,324	$997,249	$525,552	$(2,143)	$3,611,982
Segment EBITDA	$288,268	$100,466	$65,602	$—	$454,336
Depreciation and amortization	34,515	17,055	10,144	—	61,714
Six Months Ended June 30, 2014
Revenue:
Third Party	$2,055,255	$884,887	$394,767	$—	$3,334,909
Intersegment	134	—	656	(790)	—
Total segment revenue	$2,055,389	$884,887	$395,423	$(790)	$3,334,909
Segment EBITDA	$283,288	$87,100	$46,160	$—	$416,548
Depreciation and amortization	34,653	15,457	8,783	—	58,893

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
The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment EBITDA	$233,021	$211,451	$454,336	$416,548
Deduct:
Restructuring and acquisition related expenses (1)	1,663	5,901	8,151	9,222
Change in fair value of contingent consideration liabilities (2)	125	(790)	276	(2,012)
Add:
Equity in earnings of unconsolidated subsidiaries	(1,162)	(442)	(3,070)	(478)
EBITDA	230,071	205,898	442,839	408,860
Depreciation and amortization	31,045	31,047	61,714	58,893
Interest expense, net	14,622	15,628	29,528	31,746
Loss on debt extinguishment	—	—	—	324
Provision for income taxes	64,682	54,341	124,780	108,362
Net income	$119,722	$104,882	$226,817	$209,535

(1) See Note 9, "Restructuring and Acquisition Related Expenses," for further information.
(2) See Note 6, "Fair Value Measurements," for further information on our contingent consideration liabilities.

The following table presents capital expenditures, which includes additions to property and equipment, by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Capital Expenditures
North America	$14,744	$21,355	$30,147	$40,276
Europe	22,303	10,824	30,172	24,275
Specialty	3,620	1,436	6,444	2,780
	$40,667	$33,615	$66,763	$67,331

The following table presents assets by reportable segment (in thousands):

	June 30,	December 31,
	2015	2014
Receivables, net
North America	$330,322	$322,713
Europe	234,842	227,987
Specialty	86,107	50,722
Total receivables, net	651,271	601,422
Inventory
North America	791,840	826,429
Europe	386,611	402,488
Specialty	223,948	204,930
Total inventory	1,402,399	1,433,847
Property and Equipment, net
North America	454,733	456,288
Europe	147,773	128,309
Specialty	47,547	45,390
Total property and equipment, net	650,053	629,987
Other unallocated assets	2,930,819	2,908,236
Total assets	$5,634,542	$5,573,492
We report net receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and deferred income taxes.
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
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
United States	$1,228,424	$1,135,298	$2,423,369	$2,243,168
United Kingdom	347,064	337,931	690,671	654,877
Other countries	262,582	235,903	497,942	436,864
	$1,838,070	$1,709,132	$3,611,982	$3,334,909

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2015	2014
Long-lived Assets
United States	$472,737	$469,450
United Kingdom	113,022	92,813
Other countries	64,294	67,724
	$650,053	$629,987

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Aftermarket, other new and refurbished products	$1,296,168	$1,169,021	$2,542,639	$2,273,670
Recycled, remanufactured and related products and services	408,180	371,840	806,625	736,744
Other	133,722	168,271	262,718	324,495
	$1,838,070	$1,709,132	$3,611,982	$3,334,909
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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$45,801	$28,715	$68,907	$—	$143,423
Receivables, net	—	261,226	390,045	—	651,271
Intercompany receivables, net	3,038	—	14,813	(17,851)	—
Inventory	—	946,939	455,460	—	1,402,399
Deferred income taxes	3,456	71,356	3,156	—	77,968
Prepaid expenses and other current assets	10,241	38,864	48,455	—	97,560
Total Current Assets	62,536	1,347,100	980,836	(17,851)	2,372,621
Property and Equipment, net	415	473,999	175,639	—	650,053
Intangible Assets:
Goodwill	—	1,567,993	718,525	—	2,286,518
Other intangibles, net	—	146,056	82,524	—	228,580
Investment in Subsidiaries	3,338,540	293,779	—	(3,632,319)	—
Intercompany Notes Receivable	627,948	23,579	—	(651,527)	—
Other Assets	50,613	23,392	25,820	(3,055)	96,770
Total Assets	$4,080,052	$3,875,898	$1,983,344	$(4,304,752)	$5,634,542
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,381	$178,731	$212,839	$—	$392,951
Intercompany payables, net	—	14,813	3,038	(17,851)	—
Accrued expenses:
Accrued payroll-related liabilities	5,413	36,590	27,324	—	69,327
Other accrued expenses	5,679	87,394	90,350	—	183,423
Other current liabilities	283	16,788	24,215	—	41,286
Current portion of long-term obligations	23,661	4,209	11,508	—	39,378
Total Current Liabilities	36,417	338,525	369,274	(17,851)	726,365
Long-Term Obligations, Excluding Current Portion	1,056,375	6,705	588,984	—	1,652,064
Intercompany Notes Payable	—	611,085	40,442	(651,527)	—
Deferred Income Taxes	—	165,144	16,434	(3,055)	178,523
Other Noncurrent Liabilities	33,167	65,271	25,059	—	123,497
Stockholders’ Equity	2,954,093	2,689,168	943,151	(3,632,319)	2,954,093
Total Liabilities and Stockholders' Equity	$4,080,052	$3,875,898	$1,983,344	$(4,304,752)	$5,634,542

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$14,930	$32,103	$67,572	$—	$114,605
Receivables, net	145	217,542	383,735	—	601,422
Intercompany receivables, net	1,360	—	8,048	(9,408)	—
Inventory	—	964,477	469,370	—	1,433,847
Deferred income taxes	4,064	62,850	10,215	4,615	81,744
Prepaid expenses and other current assets	20,640	36,553	28,606	—	85,799
Total Current Assets	41,139	1,313,525	967,546	(4,793)	2,317,417
Property and Equipment, net	494	470,791	158,702	—	629,987
Intangible Assets:
Goodwill	—	1,563,796	725,099	—	2,288,895
Other intangibles, net	—	155,819	89,706	—	245,525
Investment in Subsidiaries	3,216,039	279,967	—	(3,496,006)	—
Intercompany Notes Receivable	667,949	23,449	—	(691,398)	—
Other Assets	49,601	24,457	20,481	(2,871)	91,668
Total Assets	$3,975,222	$3,831,804	$1,961,534	$(4,195,068)	$5,573,492
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$682	$182,607	$216,913	$—	$400,202
Intercompany payables, net	—	8,048	1,360	(9,408)	—
Accrued expenses:
Accrued payroll-related liabilities	8,075	48,850	29,091	—	86,016
Other accrued expenses	8,061	83,857	72,230	—	164,148
Other current liabilities	283	16,197	15,720	4,615	36,815
Current portion of long-term obligations	55,172	4,599	3,744	—	63,515
Total Current Liabilities	72,273	344,158	339,058	(4,793)	750,696
Long-Term Obligations, Excluding Current Portion	1,150,624	6,561	643,862	—	1,801,047
Intercompany Notes Payable	—	649,824	41,574	(691,398)	—
Deferred Income Taxes	—	156,727	27,806	(2,871)	181,662
Other Noncurrent Liabilities	31,668	60,213	27,549	—	119,430
Stockholders’ Equity	2,720,657	2,614,321	881,685	(3,496,006)	2,720,657
Total Liabilities and Stockholders’ Equity	$3,975,222	$3,831,804	$1,961,534	$(4,195,068)	$5,573,492

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,269,541	$599,744	$(31,215)	$1,838,070
Cost of goods sold	—	770,026	375,315	(31,215)	1,114,126
Gross margin	—	499,515	224,429	—	723,944
Facility and warehouse expenses	—	100,289	36,090	—	136,379
Distribution expenses	—	102,753	47,286	—	150,039
Selling, general and administrative expenses	8,761	119,958	77,077	—	205,796
Restructuring and acquisition related expenses	—	1,185	478	—	1,663
Depreciation and amortization	39	19,873	9,870	—	29,782
Operating (loss) income	(8,800)	155,457	53,628	—	200,285
Other expense (income):
Interest expense (income), net	12,241	(172)	2,553	—	14,622
Intercompany interest (income) expense, net	(10,378)	7,056	3,322	—	—
Change in fair value of contingent consideration liabilities	—	55	70	—	125
Other expense (income), net	2	(1,161)	1,131	—	(28)
Total other expense, net	1,865	5,778	7,076	—	14,719
(Loss) income before (benefit) provision for income taxes	(10,665)	149,679	46,552	—	185,566
(Benefit) provision for income taxes	(4,294)	59,495	9,481	—	64,682
Equity in earnings of unconsolidated subsidiaries	—	19	(1,181)	—	(1,162)
Equity in earnings of subsidiaries	126,093	7,335	—	(133,428)	—
Net income	$119,722	$97,538	$35,890	$(133,428)	$119,722

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,179,984	$561,876	$(32,728)	$1,709,132
Cost of goods sold	—	717,251	353,550	(32,728)	1,038,073
Gross margin	—	462,733	208,326	—	671,059
Facility and warehouse expenses	—	93,086	35,420	—	128,506
Distribution expenses	—	97,846	48,698	—	146,544
Selling, general and administrative expenses	7,099	113,029	66,457	—	186,585
Restructuring and acquisition related expenses	—	3,496	2,405	—	5,901
Depreciation and amortization	59	20,296	9,572	—	29,927
Operating (loss) income	(7,158)	134,980	45,774	—	173,596
Other expense (income):
Interest expense, net	12,576	44	3,008	—	15,628
Intercompany interest (income) expense, net	(10,866)	4,051	6,815	—	—
Change in fair value of contingent consideration liabilities	—	(847)	57	—	(790)
Other (income) expense, net	(59)	(1,617)	769	—	(907)
Total other expense, net	1,651	1,631	10,649	—	13,931
(Loss) income before (benefit) provision for income taxes	(8,809)	133,349	35,125	—	159,665
(Benefit) provision for income taxes	(3,687)	50,518	7,510	—	54,341
Equity in earnings of unconsolidated subsidiaries	—	15	(457)	—	(442)
Equity in earnings of subsidiaries	110,004	9,631	—	(119,635)	—
Net income	$104,882	$92,477	$27,158	$(119,635)	$104,882

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,495,449	$1,182,687	$(66,154)	$3,611,982
Cost of goods sold	—	1,510,829	743,884	(66,154)	2,188,559
Gross margin	—	984,620	438,803	—	1,423,423
Facility and warehouse expenses	—	198,050	70,986	—	269,036
Distribution expenses	—	198,745	93,008	—	291,753
Selling, general and administrative expenses	16,392	241,620	151,025	—	409,037
Restructuring and acquisition related expenses	—	7,245	906	—	8,151
Depreciation and amortization	79	39,764	19,392	—	59,235
Operating (loss) income	(16,471)	299,196	103,486	—	386,211
Other expense (income):
Interest expense (income), net	24,555	(129)	5,102	—	29,528
Intercompany interest (income) expense, net	(21,201)	14,315	6,886	—	—
Change in fair value of contingent consideration liabilities	—	110	166	—	276
Other expense (income), net	27	(2,951)	4,664	—	1,740
Total other expense, net	3,381	11,345	16,818	—	31,544
(Loss) income before (benefit) provision for income taxes	(19,852)	287,851	86,668	—	354,667
(Benefit) provision for income taxes	(8,049)	115,272	17,557	—	124,780
Equity in earnings of unconsolidated subsidiaries	—	30	(3,100)	—	(3,070)
Equity in earnings of subsidiaries	238,620	14,595	—	(253,215)	—
Net income	$226,817	$187,204	$66,011	$(253,215)	$226,817

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,320,304	$1,076,395	$(61,790)	$3,334,909
Cost of goods sold	—	1,397,881	675,875	(61,790)	2,011,966
Gross margin	—	922,423	400,520	—	1,322,943
Facility and warehouse expenses	—	186,186	68,479	—	254,665
Distribution expenses	—	192,730	91,143	—	283,873
Selling, general and administrative expenses	15,010	227,112	128,993	—	371,115
Restructuring and acquisition related expenses	—	6,484	2,738	—	9,222
Depreciation and amortization	118	38,964	17,556	—	56,638
Operating (loss) income	(15,128)	270,947	91,611	—	347,430
Other expense (income):
Interest expense, net	26,245	115	5,386	—	31,746
Intercompany interest (income) expense, net	(23,190)	10,072	13,118	—	—
Loss on debt extinguishment	324	—	—	—	324
Change in fair value of contingent consideration liabilities	—	(2,237)	225	—	(2,012)
Other (income) expense, net	(74)	(3,378)	2,449	—	(1,003)
Total other expense, net	3,305	4,572	21,178	—	29,055
(Loss) income before (benefit) provision for income taxes	(18,433)	266,375	70,433	—	318,375
(Benefit) provision for income taxes	(7,302)	100,739	14,925	—	108,362
Equity in earnings of unconsolidated subsidiaries	—	15	(493)	—	(478)
Equity in earnings of subsidiaries	220,666	18,377	—	(239,043)	—
Net income	$209,535	$184,028	$55,015	$(239,043)	$209,535

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$119,722	$97,538	$35,890	$(133,428)	$119,722
Other comprehensive income (loss), net of tax:
Foreign currency translation	44,510	13,134	44,216	(57,350)	44,510
Net change in unrecognized gains/losses on derivative instruments, net of tax	918	—	191	(191)	918
Net change in unrealized gains/losses on pension plan, net of tax	(21)	—	(21)	21	(21)
Total other comprehensive income	45,407	13,134	44,386	(57,520)	45,407
Total comprehensive income	$165,129	$110,672	$80,276	$(190,948)	$165,129

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$104,882	$92,477	$27,158	$(119,635)	$104,882
Other comprehensive income (loss), net of tax:
Foreign currency translation	15,879	7,598	14,891	(22,489)	15,879
Net change in unrecognized gains/losses on derivative instruments, net of tax	457	—	296	(296)	457
Change in unrealized gain on pension plan, net of tax	(30)	—	(30)	30	(30)
Total other comprehensive income	16,306	7,598	15,157	(22,755)	16,306
Total comprehensive income	$121,188	$100,075	$42,315	$(142,390)	$121,188

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$226,817	$187,204	$66,011	$(253,215)	$226,817
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(10,300)	(1,238)	(8,583)	9,821	(10,300)
Net change in unrecognized gains/losses on derivative instruments, net of tax	1,201	—	129	(129)	1,201
Net change in unrealized gains/losses on pension plan, net of tax	107	—	107	(107)	107
Total other comprehensive loss	(8,992)	(1,238)	(8,347)	9,585	(8,992)
Total comprehensive income	$217,825	$185,966	$57,664	$(243,630)	$217,825

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$209,535	$184,028	$55,015	$(239,043)	$209,535
Other comprehensive income (loss), net of tax:
Foreign currency translation	15,316	7,520	15,312	(22,832)	15,316
Net change in unrecognized gains/losses on derivative instruments, net of tax	1,250	—	181	(181)	1,250
Change in unrealized gain on pension plan, net of tax	(67)	—	(67)	67	(67)
Total other comprehensive income	16,499	7,520	15,426	(22,946)	16,499
Total comprehensive income	$226,034	$191,548	$70,441	$(261,989)	$226,034

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$121,024	$188,713	$89,630	$(116,668)	$282,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	(34,791)	(31,969)	—	(66,763)
Investment and intercompany note activity with subsidiaries	30,818	—	—	(30,818)	—
Acquisitions, net of cash acquired	—	(6,583)	(30,625)	—	(37,208)
Other investing activities, net	—	585	(5,794)	—	(5,209)
Net cash provided by (used in) investing activities	30,815	(40,789)	(68,388)	(30,818)	(109,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,288	—	—	—	3,288
Excess tax benefit from stock-based payments	6,737	—	—	—	6,737
Taxes paid related to net share settlements of stock-based compensation awards	(5,243)	—	—	—	(5,243)
Borrowings under revolving credit facilities	132,000	—	67,621	—	199,621
Repayments under revolving credit facilities	(215,000)	—	(79,276)	—	(294,276)
Repayments under term loans	(11,250)	—	—	—	(11,250)
Borrowings under receivables securitization facility	—	—	2,100	—	2,100
Repayments under receivables securitization facility	—	—	(1,758)	—	(1,758)
Repayments of other long-term debt	(31,500)	(596)	(9,994)	—	(42,090)
Payments of other obligations	—	(2,050)	—	—	(2,050)
Investment and intercompany note activity with parent	—	(32,051)	1,233	30,818	—
Dividends	—	(116,668)	—	116,668	—
Net cash used in financing activities	(120,968)	(151,365)	(20,074)	147,486	(144,921)
Effect of exchange rate changes on cash and equivalents	—	53	167	—	220
Net increase (decrease) in cash and equivalents	30,871	(3,388)	1,335	—	28,818
Cash and equivalents, beginning of period	14,930	32,103	67,572	—	114,605
Cash and equivalents, end of period	$45,801	$28,715	$68,907	$—	$143,423

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$149,099	$213,507	$(60,182)	$(150,220)	$152,204
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32)	(39,338)	(27,961)	—	(67,331)
Investment and intercompany note activity with subsidiaries	(213,812)	(607)	—	214,419	—
Acquisitions, net of cash acquired	—	(518,736)	(116,596)	—	(635,332)
Other investing activities, net	—	420	(79)	—	341
Net cash used in investing activities	(213,844)	(558,261)	(144,636)	214,419	(702,322)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,207	—	—	—	4,207
Excess tax benefit from stock-based payments	9,747	—	—	—	9,747
Debt issuance costs	(3,640)	—	(75)	—	(3,715)
Borrowings under revolving credit facilities	633,000	—	527,461	—	1,160,461
Repayments under revolving credit facilities	(625,000)	—	(49,432)	—	(674,432)
Borrowings under term loans	11,250	—	—	—	11,250
Repayments under term loans	(5,625)	—	—	—	(5,625)
Borrowings under receivables securitization facility	—	—	80,000	—	80,000
Repayments of other long-term debt	(1,920)	(1,592)	(10,017)	—	(13,529)
Payments of other obligations	—	(407)	(41,527)	—	(41,934)
Settlement of foreign currency forward contract	(19,959)	—	—	—	(19,959)
Investment and intercompany note activity with parent	—	497,100	(282,681)	(214,419)	—
Dividends	—	(150,220)	—	150,220	—
Net cash provided by financing activities	2,060	344,881	223,729	(64,199)	506,471
Effect of exchange rate changes on cash and equivalents	—	(142)	2,865	—	2,723
Net (decrease) increase in cash and equivalents	(62,685)	(15)	21,776	—	(40,924)
Cash and equivalents, beginning of period	77,926	13,693	58,869	—	150,488
Cash and equivalents, end of period	$15,241	$13,678	$80,645	$—	$109,564

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
During the six months ended June 30, 2015, we made ten acquisitions, including three wholesale businesses in North America and seven wholesale businesses in Europe. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were former customers of and distributors for our Netherlands subsidiary, Sator, and were acquired with the objective of expanding our distribution network in the Netherlands. Our other acquisitions completed during the six months ended June 30, 2015 enabled us to expand our geographic presence.
In July 2015, we completed the acquisition of Parts Channel Inc., an aftermarket collision parts distributor, as well as the acquisitions of two aftermarket distributors in the Netherlands and a self service retail operation in the U.S.
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. During the six months ended June 30, 2015, parts and services revenue represented approximately 93% of our consolidated revenue.
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
For the six months ended June 30, 2015, revenue from other sources represented approximately 7% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers (including cores), and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, towing and storage fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), the age of vehicles at auction and the status of laws regulating bidders or exporters of salvage vehicles. From time to time, we may also adjust our buying strategy to target vehicles with different attributes (for example, age, level of damage, and revenue potential). Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling generally account for between 12% and 14% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores; freight; and costs to remanufacture the products, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our remanufacturing operations.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 2, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the six months ended June 30, 2015.
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
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.6%	60.7%	60.6%	60.3%
Gross margin	39.4%	39.3%	39.4%	39.7%
Facility and warehouse expenses	7.4%	7.5%	7.4%	7.6%
Distribution expenses	8.2%	8.6%	8.1%	8.5%
Selling, general and administrative expenses	11.2%	10.9%	11.3%	11.1%
Restructuring and acquisition related expenses	0.1%	0.3%	0.2%	0.3%
Depreciation and amortization	1.6%	1.8%	1.6%	1.7%
Operating income	10.9%	10.2%	10.7%	10.4%
Other expense, net	0.8%	0.8%	0.9%	0.9%
Income before provision for income taxes	10.1%	9.3%	9.8%	9.5%
Provision for income taxes	3.5%	3.2%	3.5%	3.2%
Equity in earnings of unconsolidated subsidiaries	(0.1)%	(0.0)%	(0.1)%	(0.0)%
Net income	6.5%	6.1%	6.3%	6.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	June 30,		Percentage Change in Revenue
	2015	2014	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$1,704,348	$1,540,861	7.5%	7.4%	(4.3)%	10.6%
Other revenue	133,722	168,271	(20.6)%	0.4%	(0.4)%	(20.5)%
Total revenue	$1,838,070	$1,709,132	4.7%	6.7%	(3.9)%	7.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Refer to the discussion of our segment results of operations for factors contributing to revenue changes during the second quarter of 2015 compared to the prior year period.
Cost of Goods Sold. Our cost of goods sold decreased to 60.6% of revenue in the second quarter of 2015 from 60.7% of revenue in the comparable prior year quarter. The decline in cost of goods sold as a percentage of revenue was primarily attributable to gross margin improvement in our North American (0.3%) and European (0.2%) operations. Partially offsetting these margin improvements was a negative mix effect of 0.3%. The growth of our Specialty business, primarily resulting from our 2014 acquisition of a supplier of parts for recreational vehicles, was responsible for most of the mix effect, as this business yields lower gross margins than our North American and European segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended June 30, 2015 decreased to 7.4% from 7.5% in the prior year second quarter. The decline in facility and warehouse expenses as a percentage of revenue was primarily due to mix effects, as a greater proportion of revenue was generated by our Specialty and European segments in 2015. Compared to our North American operations, these segments store a greater portion of inventory at their regional distribution centers, the costs of which are capitalized into inventory and expensed through cost of goods sold. In our North American wholesale operations, most of the inventory sold by our local operations is stored on site rather than in distribution centers, and the related facility and warehouse expenses of the local operations are recorded in this line item.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 8.2% in the second quarter of 2015 from 8.6% in the comparable prior year quarter, primarily due to favorable fuel prices. Of the 0.3% decline in distribution expenses as a percentage of revenue related to favorable fuel pricing, 0.2% was attributable to our North American segment and the remaining 0.1% was attributable to our Specialty and European segments.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended June 30, 2015 increased to 11.2% of revenue from 10.9% of revenue in the prior year second quarter. This increase is primarily related to an increase in our sales force and general and administrative personnel in our European segment due to higher personnel expenses in our U.K. operations as a percentage of revenue.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2015		2014		Change
Restructuring expenses	$937	(1)	$4,236	(2)	$(3,299)
Acquisition related expenses	726	(3)	1,665	(4)	(939)
Total restructuring and acquisition related expenses	$1,663		$5,901		$(4,238)

(1)
Primarily related to the integration of acquired businesses in our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of the acquisitions into our existing business.

(2)
Includes $2.6 million of restructuring expenses related to the integration of our January 2014 Keystone Specialty acquisition and $1.6 million of restructuring expenses related to the integration of certain of our other acquisitions into our existing business. Our restructuring expenses included severance for termination of overlapping headcount, moving expenses, and excess facility costs, such as lease reserves and other lease termination costs.

(3)	Primarily related to our acquisitions of six aftermarket parts distribution businesses in the Netherlands during the second quarter of 2015.

(4)	Includes external costs primarily related to our acquisitions of five aftermarket parts distribution businesses in the Netherlands in the second quarter of 2014.
See Note 9, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2015	2014	Change
Depreciation	$21,557	$21,613	$(56)	(1)
Amortization	8,225	8,314	(89)	(2)
Total depreciation and amortization	$29,782	$29,927	$(145)

(1)
Reflects a decline in depreciation of $0.9 million attributable to the impact of foreign exchange rates, partially offset by depreciation related to increased levels of property and equipment to support our acquisition and organic related growth.

(2)
Reflects a decline in amortization of $0.5 million related to the impact of foreign exchange rates. This was partially offset by amortization of intangible assets related to our acquisitions completed since the second quarter of 2014, including amortization related to $29.1 million of intangibles recognized on our October 2014 acquisitions of two Specialty businesses. As we amortize customer relationship intangibles on an accelerated basis, amortization expense will be relatively higher in the initial post-acquisition years.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the three months ended June 30, 2014	$13,931
(Decrease) increase due to:
Interest expense, net	(1,006)	(1)
Change in fair value of contingent consideration liabilities	915	(2)
Other income, net	879	(3)
Net increase	788
Other expense, net for the three months ended June 30, 2015	$14,719

(1)
Due to lower outstanding debt levels compared to the prior year period. The higher outstanding debt levels in the prior year were primarily related to borrowings used to finance the Keystone Specialty acquisition in January 2014.

(2)
During the three months ended June 30, 2015, we recorded losses of $0.1 million as a result of fair value adjustments to our contingent consideration liabilities, compared to gains of $0.8 million in the prior year quarter. See Note 6, "Fair Value Measurements" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our contingent payment arrangements.

(3)
The impact of foreign currency transaction gains and losses was $0.4 million and $0.2 million unfavorable to the prior year period in our North American and European operations, respectively. This impact includes unrealized and realized gains and losses on foreign currency transactions and unrealized mark-to-market losses on foreign currency forward contracts used to hedge the purchase of inventory.

Provision for Income Taxes. Our effective income tax rate was 34.9% for the three months ended June 30, 2015, compared to 34.0% for the three months ended June 30, 2014. The higher effective income tax rate for the three months ended June 30, 2015 is primarily a result of our expected geographic distribution of income. Compared to the prior year period, we anticipate a smaller proportion of our pre-tax income will be earned in the typically lower tax rate international jurisdictions. The effect of the shift in our geographic distribution of income was partially offset by favorable discrete items of $0.4 million recognized in the three months ended June 30, 2015, primarily as a result of U.S. state deferred tax adjustments.
Equity in Earnings of Unconsolidated Subsidiaries. During the second quarter of 2015, we recorded net operating losses from our equity method investments totaling $1.2 million, compared to $0.4 million of net operating losses in the second quarter of 2014.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used for the second quarter of 2014, the pound sterling, euro and Canadian dollar rates used to translate the 2015 statements of income declined by 8.9%, 19.3%, and 11.3%, respectively. The translation effect of the decline of these currencies against the U.S. dollar and realized and unrealized currency losses in the quarter resulted in an approximately $0.02 negative effect on diluted earnings per share relative to the prior year period.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Six Months Ended
	June 30,		Percentage Change in Revenue
	2015	2014	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$3,349,264	$3,010,414	7.5%	7.8%	(4.0)%	11.3%
Other revenue	262,718	324,495	(19.2)%	0.5%	(0.3)%	(19.0)%
Total revenue	$3,611,982	$3,334,909	4.9%	7.1%	(3.7)%	8.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Refer to the discussion of our segment results of operations for factors contributing to revenue changes during the six months ended June 30, 2015 compared to the prior year period.
Cost of Goods Sold. Our cost of goods sold increased to 60.6% of revenue in the six months ended June 30, 2015 from 60.3% of revenue in the comparable prior year period. A negative mix effect accounted for 0.4% of the increase in cost of goods sold, primarily resulting from growth of our Specialty business from our 2014 acquisition of a supplier of parts for recreational vehicles, as this business yields lower gross margins than our North American and European segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the six months ended June 30, 2015 decreased to 7.4% from 7.6% in the prior year period. The decline in facility and warehouse expenses as a percentage of revenue was primarily due to mix effects, as a greater proportion of revenue was generated by our Specialty and European segments in 2015. Compared to our North American operations, these segments store a greater portion of inventory at their regional distribution centers, the costs of which are capitalized into inventory and expensed through cost of goods sold. In our North American wholesale operations, most of the inventory sold by our local operations is stored on site rather than in distribution centers, and the related facility and warehouse expenses of the local operations are recorded in this line item.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 8.1% in the six months ended June 30, 2015 from 8.5% in the comparable prior year period, primarily due to favorable fuel prices. Of the 0.4% decline in distribution expenses as a percentage of revenue related to favorable fuel pricing, 0.3% was attributable to our North American segment and the remaining 0.1% was attributable to our Specialty and European segments.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the six months ended June 30, 2015 increased to 11.3% of revenue from 11.1% of revenue in the prior year period. The increase in these expenses as a percentage of revenue is primarily a result of greater expenditures for our sales force and general and administrative personnel in our European segment, including an approximately equal impact from the acquisitions of our Netherlands distributors and greater expenditures in our U.K. operations.

Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2015		2014		Change
Restructuring expenses	$6,901	(1)	$7,359	(2)	$(458)
Acquisition related expenses	1,250	(3)	1,863	(4)	(613)
Total restructuring and acquisition related expenses	$8,151		$9,222		$(1,071)

(1)
Primarily related to the integration of acquired businesses in our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of the acquisitions into our existing business.

(2)
Includes $5.4 million of restructuring expenses related to the integration of our January 2014 Keystone Specialty acquisition and $1.9 million of restructuring expenses related to the integration of certain of our other acquisitions into our existing business. Our restructuring expenses included severance for termination of overlapping headcount, excess facility costs, such as lease reserves and other lease termination costs, and moving costs.

(3)
Includes $0.9 million of external costs related to our acquisitions of seven aftermarket parts distribution businesses in the Netherlands during the first half of 2015. The remaining restructuring expenses are external costs primarily related to potential acquisitions.

(4)	Includes external costs primarily related to our acquisitions of five aftermarket parts distribution businesses in the Netherlands in the second quarter of 2014.
See Note 9, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2015	2014	Change
Depreciation	$42,739	$40,882	$1,857	(1)
Amortization	16,496	15,756	740	(2)
Total depreciation and amortization	$59,235	$56,638	$2,597

(1)
Increase in depreciation expense is a result of increased levels of property and equipment to support our acquisition and organic related growth, partially offset by a decline of $1.7 million attributable to the impact of foreign exchange rates.

(2)
Increase in amortization expense is a result of amortization of intangible assets related to our acquisitions completed since the beginning of the prior year. We recognized $29.1 million of intangibles related to our October 2014 acquisitions of two Specialty businesses. As we amortize customer relationship intangibles on an accelerated basis, amortization expense will be relatively higher in the initial post-acquisition years. Partially offsetting this increase was a decline in amortization of $0.9 million related to the impact of foreign exchange rates.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the six months ended June 30, 2014	$29,055
(Decrease) increase due to:
Interest expense, net	(2,218)	(1)
Loss on debt extinguishment	(324)	(2)
Change in fair value of contingent consideration liabilities	2,288	(3)
Other (income) expense, net	2,743	(4)
Net increase	2,489
Other expense, net for the six months ended June 30, 2015	$31,544

(1)
Approximately half of the reduction in interest expense, net is due to lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period, with the remainder of the decline attributable to lower outstanding borrowings. The higher outstanding debt levels in the prior year were primarily related to borrowings used to finance the Keystone Specialty acquisition in January 2014.

(2)
During the six months ended June 30, 2014, we incurred a $0.3 million loss on debt extinguishment as a result of our March 2014 amendment to our senior secured credit agreement. We did not incur a similar charge during the current year period.

(3)
During the six months ended June 30, 2015, we recorded losses of $0.3 million as a result of fair value adjustments to our contingent consideration liabilities, compared to gains of $2.0 million in the prior year period. See Note 6, "Fair Value Measurements" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our contingent payment arrangements.

(4)
Primarily due to $1.6 million and $0.8 million of greater foreign currency transaction losses in our European and North American operations, respectively, including the impact of unrealized mark-to-market losses on foreign currency forward contracts used to hedge the purchase of inventory and, to a lesser extent, unrealized and realized gains and losses on foreign currency transactions for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Provision for Income Taxes. Our effective income tax rate was 35.2% for the six months ended June 30, 2015, compared to 34.0% for the six months ended June 30, 2014. The higher effective income tax rate for the six months ended June 30, 2015 is primarily a result of our expected geographic distribution of income. Compared to the prior year period, we anticipate a smaller proportion of our pre-tax income will be earned in the typically lower tax rate international jurisdictions. In addition, the tax provision for the six months ended June 30, 2015 includes unfavorable discrete items of $0.3 million primarily as a result of U.S. state deferred tax adjustments, compared to $0.1 million of unfavorable discrete items during the prior year period.
Equity in Earnings of Unconsolidated Subsidiaries. During the six months ended June 30, 2015, we recorded an impairment charge of $1.0 million in our equity method investment in a U.K. venture. No tax benefit was recognized related to this charge. Net operating losses in our other equity method investments totaled $2.1 million for the first half of 2015.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used for the first half of 2014, the pound sterling, euro and Canadian dollar rates used to translate the 2015 statements of income declined by 8.7%, 18.5%, and 11.2%, respectively. The translation effect of the decline of these currencies against the U.S. dollar and realized and unrealized currency losses in the quarter resulted in an approximately $0.03 negative effect on diluted earnings per share relative to the prior year period.

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
We evaluate growth and profitability in our operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our growth and profitability, consistent with how we evaluate our performance. Constant currency Segment EBITDA results are calculated by translating prior year Segment EBITDA in local currency using the current year's currency conversion rate. This non-GAAP measure has important limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Our use of this term may vary from the use of similarly-titled measures by other issuers due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Total Segment Revenue	2014	% of Total Segment Revenue	2015	% of Total Segment Revenue	2014	% of Total Segment Revenue
Third Party Revenue
North America	$1,044,779		$1,025,989		$2,090,858		$2,055,255
Europe	509,833		465,173		997,179		884,887
Specialty	283,458		217,970		523,945		394,767
Total third party revenue	$1,838,070		$1,709,132		$3,611,982		$3,334,909
Total Revenue
North America	$1,045,151		$1,026,090		$2,091,324		$2,055,389
Europe	509,903		465,173		997,249		884,887
Specialty	284,330		218,400		525,552		395,423
Eliminations	(1,314)		(531)		(2,143)		(790)
Total revenue	$1,838,070		$1,709,132		$3,611,982		$3,334,909
Segment EBITDA
North America	$138,880	13.3%	$137,150	13.4%	$288,268	13.8%	$283,288	13.8%
Europe	53,943	10.6%	45,945	9.9%	100,466	10.1%	87,100	9.8%
Specialty	40,198	14.1%	28,356	13.0%	65,602	12.5%	46,160	11.7%
Total Segment EBITDA	$233,021	12.7%	$211,451	12.4%	$454,336	12.6%	$416,548	12.5%
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
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North American segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
North America	2015	2014	Organic		Acquisition (1)	Foreign Exchange	Total Change
Parts & services revenue	$912,159	$858,193	6.3%	(2)	0.9%	(0.9)%	6.3%
Other revenue	132,620	167,796	(20.7)%	(3)	0.1%	(0.4)%	(21.0)%
Total revenue	$1,044,779	$1,025,989	1.9%		0.8%	(0.8)%	1.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Reflects the impact of 10 wholesale businesses and one self service retail operation acquired since the beginning of the second quarter of 2014.

(2)
Approximately half of our organic growth in parts and services revenue was due to increased net pricing in our wholesale operations. In the third quarter of 2014, we shifted our salvage vehicle purchasing to higher quality vehicles, which increased the average revenue per part sold during the second quarter of 2015. In our aftermarket operations, we increased our net prices to customers compared to the prior year second quarter. The remainder of our organic growth in parts and services revenue was primarily due to increased sales volumes, mostly in our salvage operations.

(3)
Approximately $29 million of the $35 million organic decline in other revenue was a result of lower prices received from the sale of scrap and other metals. This was primarily due to lower prices from the sale of crushed auto bodies, which fluctuate based on steel prices. Lower sales volumes were responsible for the remaining decline, primarily due to fewer vehicles processed relative to the prior year second quarter.

Segment EBITDA. Segment EBITDA increased $1.7 million, or 1.3%, in the second quarter of 2015 compared to the prior year second quarter. The decline in steel prices as described in the revenue section above had a negative year over year impact of $5.7 million on North American Segment EBITDA and a $0.01 negative effect on diluted earnings per share relative to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North American segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2014	13.4%
Increase (decrease) due to:
Change in gross margin	0.4%	(1)
Change in segment operating expenses	(0.5)%	(2)
Change in other income	(0.1)%
Segment EBITDA for the three months ended June 30, 2015	13.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Primarily attributable to favorable mix impact (0.3%) resulting from more revenue being derived from our wholesale operations, which relative to our self service operations have higher gross margin percentages during periods when scrap prices decline. Our aftermarket operations contributed 0.3% of the improvement in gross margin as a result of increasing our net prices to our customers. Partially offsetting these amounts was a negative gross margin impact of 0.2% caused by a narrowing spread between the prices received for scrap and other metals and the cost of the scrap component of the cars that we crushed.

(2)
Primarily a result of the negative impact on operating leverage caused by the decline in scrap revenue as a result of lower scrap prices (0.7%), partially offset by a 0.4% improvement in fuel costs as a result of favorable pricing compared to the prior year second quarter. In periods of falling scrap revenue, we do not experience a commensurate decline in operating expenses as we have few variable costs associated with the sale of scrap.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our European segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Europe	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$508,731	$464,698	10.1%	11.1%	(11.7)%	9.5%
Other revenue	1,102	475	32.6%	108.3%	(8.9)%	132.1%
Total revenue	$509,833	$465,173	10.1%	11.2%	(11.7)%	9.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 11.6%, while in our continental European operations, parts and services revenue grew 6.2%, resulting in net organic revenue growth of 10.1% over the prior year. Our organic revenue growth in the U.K., which resulted from higher sales volumes, was composed of a 7.1% increase in revenue from stores open more than 12 months and a 4.5% increase from revenue generated by 38 branch openings since the beginning of the prior year second quarter through the one year anniversary of their respective opening dates. Organic revenue growth in our continental European operations was primarily due to the opening of a new warehouse location in France in 2014 and, to a lesser extent, growth in our Belgian market.

(2)
Includes $44.4 million from our acquisitions of 14 distribution companies in the Netherlands completed since the beginning of the prior year second quarter through the one year anniversary of acquisition.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $54.3 million, or 11.7%, primarily due to the strengthening U.S. dollar against both the pound sterling and euro relative to the second quarter of 2014. Based on exchange rates through July 2015 and projections for the remainder of the year, we expect there will be a negative effect on revenue growth for the remainder of 2015 as a result of foreign currency exchange movements.

Segment EBITDA. Segment EBITDA increased $8.0 million, or 17.4%, in the second quarter of 2015 compared to the prior year second quarter. Our European Segment EBITDA includes a negative year over year impact of $5.2 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced in the second quarter of 2014. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $13.2 million, or 29%, compared to the prior year second quarter. Our European Segment EBITDA for the second quarter of 2015 also reflects an increase in foreign exchange transaction losses of $0.2 million as compared to the prior year quarter. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the second quarter of 2015.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our European segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2014	9.9%
Increase due to:
Change in gross margin	0.7%	(1)
Change in segment operating expenses	0.0%	(2)
Change in other expenses	0.0%
Segment EBITDA for the three months ended June 30, 2015	10.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Reflects gross margin improvement of 0.4% in our continental European operations, primarily as a result of internalizing incremental gross margin from our 2014 acquisitions of seven Netherlands distributors, and gross margin improvement of 0.3% in our U.K. operations, primarily as a result of a reduction in the net price paid for the purchase of aftermarket products.

(2)
Reflects the offsetting effects of (i) a decline in distribution expenses as a percentage of revenue in our U.K. operations (0.7%) as a result of internalizing previously outsourced delivery expenses as well as lower fuel costs, (ii) lower facility and warehouse expenses in our continental Europe operations (0.5%) due to the realization of synergies within personnel expenses, (iii) an increase in selling, general and administrative personnel expenses in our U.K. operations (0.7%) to support growth of the business, and (iv) an increase in selling, general and administrative personnel expenses in our continental Europe operations (0.4%) related to the 2014 and 2015 acquisitions of our Netherlands distributors, which have higher selling, general and administrative expenses than our legacy business.
Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Specialty	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$283,458	$217,970	6.6%	25.3%	(1.9%)	30.0%
Other revenue	—	—	—%	—%	—%	—%
Total revenue	$283,458	$217,970	6.6%	25.3%	(1.9%)	30.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Primarily due to increased sales volumes as a result of favorable economic conditions.

(2)	Reflects the impact of two Specialty businesses acquired in the fourth quarter of 2014.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by 1.9%, primarily due to the strengthening U.S. dollar against the Canadian dollar in the second quarter of 2015 compared to the second quarter of 2014.

Segment EBITDA. Segment EBITDA increased $11.8 million, or 41.8%, in the second quarter of 2015 compared to the prior year second quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2014	13.0%
(Decrease) increase due to:
Change in gross margin	(0.1)%	(1)
Change in segment operating expenses	1.2%	(2)
Segment EBITDA for the three months ended June 30, 2015	14.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Our acquisition of a supplier of parts for recreational vehicles completed in the fourth quarter of 2014 resulted in a 0.7% decline in gross margin compared to the prior year second quarter. Compared to our existing Specialty business, this acquisition realizes lower gross margins than our other specialty product sales. Partially offsetting this decrease were gross margin improvements attributable primarily to a sales mix shift toward higher margin product lines, particularly truck and off road products due to improved economic conditions.

(2)
Reflects a reduction in selling, general and administrative expenses as a percentage of revenue (0.7%) primarily as a result of integration synergies, as well as a reduction in distribution expenses (0.5%). The reduction in distribution expenses as a percentage of revenue was primarily attributable to favorable fuel pricing compared to the prior year second quarter (0.6%) and logistics synergies as we leverage our North American distribution network for the delivery of specialty products (0.5%). These reductions in distribution expenses were partially offset by higher freight costs (0.7%) driven by higher use of third-party freight to handle increased volumes as well as sales related to our October 2014 acquisition of a supplier of parts for recreational vehicles, which are all shipped via third party carriers.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North American segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
North America	2015	2014	Organic		Acquisition (1)	Foreign Exchange	Total Change
Parts & services revenue	$1,830,492	$1,731,972	5.4%	(2)	1.1%	(0.9)%	5.7%
Other revenue	260,366	323,283	(19.4)%	(3)	0.2%	(0.3)%	(19.5)%
Total revenue	$2,090,858	$2,055,255	1.5%		1.0%	(0.8)%	1.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Reflects the impact of 13 wholesale businesses and two self service retail operations acquired since the beginning of 2014.

(2)
Approximately two-thirds of our organic growth in parts and services revenue was due to increased net pricing in our wholesale operations. In the third quarter of 2014, we shifted our salvage vehicle purchasing to higher quality vehicles, which increased the average revenue per part sold during the first half of 2015. In our aftermarket operations, we increased our net prices to customers compared to the first half of the prior year. The remainder of our organic growth in parts and services revenue was primarily due to increased sales volumes, mostly in our salvage operations.

(3)
Approximately $49 million of the $63 million organic decline in other revenue was a result of lower prices received from the sale of scrap and other metals. This was primarily due to lower prices from the sale of crushed auto bodies, which fluctuate based on steel prices. Lower sales volumes were responsible for the remaining decline, primarily due to fewer vehicles processed relative to the prior year period.

Segment EBITDA. Segment EBITDA increased $5.0 million, or 1.8%, in the first half of 2015 compared to the comparative period in the prior year. The decline in steel prices as described in the revenue section above had a negative year over year impact of $14.8 million on North American Segment EBITDA and a $0.03 negative effect on diluted earnings per share relative to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North American segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2014	13.8%
Increase (decrease) due to:
Change in gross margin	0.1%	(1)
Change in segment operating expenses	(0.0)%	(2)
Change in other income	(0.1)%
Segment EBITDA for the six months ended June 30, 2015	13.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflects a 0.3% favorable impact from our aftermarket product lines, partially offset by a 0.1% negative effect in each of our wholesale and self service salvage operations. In our aftermarket products, we improved our gross margin by increasing our net prices to our customers. The decline in our salvage gross margins is a result of a shift in purchasing strategy to higher cost vehicles that we believe will generate greater parts revenue dollars but lower gross margin percentages. Gross margins in our self service operations were negatively affected by lower scrap recoveries on salvage vehicles as a result of falling scrap prices.

(2)
Reflects the negative impact on operating leverage caused by the decline in scrap revenue as a result of lower scrap prices (0.6%). In periods of falling scrap revenue, we do not experience a commensurate decline in operating expenses as we have few variable costs associated with the sale of scrap. The impact of lower scrap revenue was partially offset by a 0.4% improvement in fuel costs as a result of favorable pricing compared to the prior year period as well as a 0.2% improvement in our selling, general and administrative expenses as a result of improved leverage of our sales force and general and administrative personnel.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our European segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Europe	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$994,827	$883,675	12.0%	11.9%	(11.2)%	12.6%
Other revenue	2,352	1,212	27.2%	75.6%	(8.7)%	94.1%
Total revenue	$997,179	$884,887	12.0%	11.9%	(11.2)%	12.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 14.1%, while in our continental European operations, parts and services revenue grew organically by 5.8%, resulting in net organic revenue growth of 12.0% over the prior year. Our organic revenue growth in the U.K., which resulted from higher sales volumes, was composed of an 8.6% increase in revenue from stores open more than 12 months and a 5.5% increase from revenue generated by 49 branch openings since the beginning of the prior year through the one year anniversary of their respective opening dates. Organic revenue growth in our continental European operations was primarily due to the opening of a new warehouse location in France in 2014 and, to a lesser extent, growth in our Belgian market.

(2)	Includes $89.7 million from our acquisitions of 14 distribution companies in the Netherlands completed since the beginning of 2014 through the one year anniversary of acquisition.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $99.4 million, or 11.2%, primarily due to the strengthening U.S. dollar against both the pound sterling and euro relative to the first half of 2014. Based on exchange rates through July 2015 and projections for the remainder of the year, we expect there will be a negative effect on revenue growth for the remainder of 2015 as a result of foreign currency exchange movements.

Segment EBITDA. Segment EBITDA increased $13.4 million, or 15.4%, in the first half of 2015 compared to the comparative period in the prior year. Our European Segment EBITDA includes a negative year over year impact of $9.5 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced in the first half of 2014. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $22.9 million, or 26%, compared to the first half of 2014. Our European Segment EBITDA for the first half of 2015 also reflects an increase in foreign exchange transaction losses of $1.6 million as compared to the prior year period. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the first half of 2015.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our European segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2014	9.8%
Increase (decrease) due to:
Change in gross margin	0.5%	(1)
Change in segment operating expenses	0.0%	(2)
Change in other expenses	(0.2)%	(3)
Segment EBITDA for the six months ended June 30, 2015	10.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Primarily attributable to improvement in our continental European gross margins as a result of internalizing the incremental gross margin from our acquisitions of seven Netherlands distributors (0.4%).

(2)
Reflects the offsetting effects of (i) a decline in distribution expenses as a percentage of revenue in our U.K. operations (0.5%) as a result of internalizing previously outsourced delivery expenses as well as lower fuel costs, (ii) lower facility and warehouse expenses in our continental Europe operations (0.4%) due to the realization of synergies within personnel expenses, (iii) an increase in personnel expenses within selling, general and administrative expenses (0.5%) related to the 2014 and 2015 acquisitions of our Netherlands distributors, which have higher selling, general and administrative expenses than our legacy business, and (iv) an increase in selling, general and administrative expenses in our U.K. operations (0.4%) due to increased personnel expenses to support growth of the business.

(3)
Primarily due to $1.6 million of greater foreign currency transaction losses, including the impact of unrealized mark-to-market losses on foreign currency forward contracts used to hedge the purchase of inventory and, to a lesser extent, unrealized and realized gains and losses on foreign currency transactions for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Specialty	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$523,945	$394,767	6.5%	28.0%	(1.7%)	32.7%
Other revenue	—	—	—%	—%	—%	—%
Total revenue	$523,945	$394,767	6.5%	28.0%	(1.7%)	32.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Primarily due to increased sales volumes as a result of favorable economic conditions.

(2)	Reflects the impact of two Specialty businesses acquired in the fourth quarter of 2014.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by 1.7%, primarily due to the strengthening U.S. dollar against the Canadian dollar in the first half of 2015 compared to the first half of 2014.

Segment EBITDA. Segment EBITDA increased $19.4 million, or 42.1%, in the first half of 2015 compared to the comparative period in the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2014	11.7%
(Decrease) increase due to:
Change in gross margin	(0.4)%	(1)
Change in segment operating expenses	1.2%	(2)
Segment EBITDA for the six months ended June 30, 2015	12.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Primarily due to the impact of our acquisition of a supplier of parts for recreational vehicles completed in the fourth quarter of 2014 (0.8%). Compared to our existing Specialty business, this acquisition realizes lower gross margins than our other specialty product sales. Partially offsetting this decrease were gross margin improvements attributable primarily to a sales mix shift toward higher margin product lines, particularly truck and off road products due to improved economic conditions.

(2)
Reflects a reduction in distribution expenses (0.9%) as well as a reduction in selling, general and administrative expenses as a percentage of revenue (0.6%) primarily as a result of integration synergies. The reduction in distribution expenses as a percentage of revenue was primarily attributable to favorable fuel pricing compared to the first half of the prior year (0.8%) and logistics synergies as we leverage our North American distribution network for the delivery of specialty products (0.9%). These reductions in distribution expenses were partially offset by higher freight costs (0.7%) driven by higher use of third-party freight to handle increased volumes as well as sales related to our October 2014 acquisition of a supplier of parts for recreational vehicles, which are all shipped via third party carriers. Partially offsetting these decreases was a 0.2% increase in facility and warehouse expenses as a percentage of revenue resulting from the acquisitions completed in the fourth quarter of 2014, which generate greater facility and warehouse expenses as a percentage of revenue than our existing Specialty business. We expect to realize additional integration synergies during the remainder of 2015 and into the first half of 2016 as we continue to rationalize our facilities within this segment.

2015 Outlook
We estimate that full year 2015 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses, and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities) and loss on debt extinguishment, will be in the range of $425 million to $445 million and $1.38 to $1.45, respectively.
Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	June 30, 2015	December 31, 2014	June 30, 2014
Cash and equivalents	$143,423	$114,605	$109,564
Total debt	1,691,442	1,864,562	1,951,324
Net debt (total debt less cash and equivalents)	1,548,019	1,749,957	1,841,760
Current maturities	39,378	63,515	71,487
Capacity under credit facilities (1)	1,947,000	1,947,000	1,930,000
Availability under credit facilities (1)	1,238,780	1,127,810	1,058,337
Total liquidity (cash and equivalents plus availability under credit facilities)	1,382,203	1,242,415	1,167,901
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
As of June 30, 2015, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in May 2019, composed of $450 million in term loans ($422 million outstanding at June 30, 2015) and $1.85 billion in revolving credit ($541 million outstanding at June 30, 2015), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Receivables securitization facility with availability up to $97 million ($95 million outstanding as of June 30, 2015), maturing in October 2017 and bearing interest at variable commercial paper rates

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
As of June 30, 2015, we had approximately $1.2 billion available under our credit facilities. Combined with approximately $143 million of cash and equivalents at June 30, 2015, we had approximately $1.4 billion in available liquidity, an increase of $140 million over our available liquidity as of December 31, 2014. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we currently have adequate capacity, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or CDOR, depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at June 30, 2015 was 2.11%. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 3.00% at June 30, 2015. Cash interest payments were $28.7 million for the six months ended June 30, 2015, including a $14.2 million semi-annual interest payment related to our senior notes. The semi-annual interest payments on our senior notes are made in May and November each year, and began in November 2013. We had outstanding credit agreement borrowings of $1.0 billion and $1.1 billion at June 30, 2015 and December 31, 2014, respectively. Of these amounts, $22.5 million was classified as current maturities at both June 30, 2015 and December 31, 2014. We have scheduled repayments of $5.6 million each quarter on the term loan through its maturity in May 2019, but no other significant principal payments on our credit facilities prior to the maturity of the receivables securitization program in October 2017. In addition to the repayments under our credit facilities, we will make payments on notes payable and other debt totaling $16.9 million in the next 12 months, the majority of which is for payments on notes payable issued in connection with acquisitions.
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of June 30, 2015.
As of June 30, 2015, the Company had cash of $143 million, of which $87 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resort to repatriation of foreign earnings.
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
The following table sets forth a summary of our inventory procurement for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Aftermarket inventory purchases (millions)	$698.2	$654.0	6.8%	$1,388.6	$1,300.9	6.7%
Wholesale salvage cars and trucks	75,000	71,000	5.6%	145,000	143,000	1.4%
Self service and "crush only" cars	131,000	143,000	(8.4)%	231,000	263,000	(12.2)%
Aftermarket inventory purchases during the three and six months ended June 30, 2015 included incremental purchases of $37.5 million and $79.7 million in our Specialty segment, primarily related to our October 2014 acquisition of a supplier of parts for recreational vehicles as well as overall growth in the Specialty business. In our European segment, our acquisitions of the Netherlands distributors in 2014 and the first half of 2015 contributed incremental inventory purchases of $10.1 million and $29.9 million during the three and six months ended June 30, 2015, respectively; however, the greater purchase levels resulting from these acquisitions were offset by the devaluation of the pound sterling since the end of the prior year period. In North America, we accelerated our aftermarket inventory purchases in the fourth quarter of 2014 in anticipation of potential labor issues at West Coast ports in the U.S., leading to growth in the year-end inventory balance. As a result, our aftermarket inventory purchases in the first quarter of 2015 fell below 2014 levels. While we increased our aftermarket inventory purchases above the prior year levels in the second quarter, on a year-to-date basis, our North American purchases were $6.4 million lower than the prior year period. Compared to the prior year second quarter, we reduced our purchases of lower cost self service and "crush only" cars as prices demanded for vehicles in certain markets exceeded our acceptable cost given the prices of scrap and other metals.

Net cash provided by operating activities totaled $282.7 million for the six months ended June 30, 2015, compared to $152.2 million during the six months ended June 30, 2014. During the first six months of 2015, our EBITDA increased by $37.8 million compared to the first six months of 2014, due to both acquisition related growth and organic growth. Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $29.2 million during the six months ended June 30, 2015, compared to $133.1 million during the comparable period in 2014. As discussed above, we increased our North American aftermarket inventory purchases in the fourth quarter of 2014 in anticipation of port issues in the U.S., which resulted in higher inventory balances at the end of 2014. Additionally, our U.K. operations experienced higher sales volumes and opened fewer branches during the first half of 2015 compared to the prior year period, requiring fewer purchases. As a result, we reflected net cash inflows from inventory in the first half of 2015 compared to cash outflows for inventory in the first half of 2014. Our European operations maintained relatively higher receivables balances throughout the current year period as a result of stronger year-over-year sales in the fourth quarter of 2014; this resulted in lower growth in receivables balances, and therefore lower cash outflows for receivables in the current year period. Cash flows related to our primary working capital accounts can be volatile as purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year.
Net cash used in investing activities totaled $109.2 million for the six months ended June 30, 2015, compared to $702.3 million during the six months ended June 30, 2014. We invested $37.2 million of cash, net of cash acquired, in business acquisitions during the six months ended June 30, 2015 compared to $635.3 million for business acquisitions in the comparable period in 2014, which included $427.1 million for our Keystone Specialty acquisition. Property and equipment purchases were $66.8 million in the six months ended June 30, 2015 compared to $67.3 million in the comparable period in 2014. During the six months ended June 30, 2015, we paid $7.5 million to increase our investment in ACM Parts; during the six months ended June 30, 2014, we paid $2.2 million for investments in unconsolidated subsidiaries.
Net cash used in financing activities totaled $144.9 million for the six months ended June 30, 2015, compared to $506.5 million in net cash provided by financing activities during the six months ended June 30, 2014. During the six months ended June 30, 2015, net repayments under our credit facilities were $105.5 million compared to net borrowings of $571.7 million during the six months ended June 30, 2014. Compared to the prior year period, our cash investment in acquisitions was lower, and therefore, we used the excess cash generated by operations to repay outstanding amounts under our revolving credit facilities.The greater borrowings during the first half of 2014 reflect $370 million of revolver borrowings and $80 million of borrowings under our receivables facility used to finance the acquisition of Keystone Specialty. Our March 2014 amendment of our credit facilities generated $11.3 million in additional term loan borrowings, which were used to pay $3.7 million in debt issuance costs related to the amendment, as well as to repay outstanding revolver borrowings. In the six months ended June 30, 2015, we paid $5.2 million for taxes related to net share settlements of stock-based compensation awards; no such payments occurred in 2014. During the first half of 2014, we made a payment of $44.8 million ($39.5 million included in financing cash flows and $5.3 million included in operating cash flows) for the final earnout period under the contingent payment agreement related to our 2011 ECP acquisition. Cash generated from exercises of stock options provided $3.3 million and $4.2 million in the six months ended June 30, 2015 and June 30, 2014, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $6.7 million and $9.7 million in the six months ended June 30, 2015 and June 30, 2014, respectively. During the first half of 2014, we paid $20.0 million related to the settlement of a foreign currency forward contract; no such payment occurred during the half of 2015.
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
2015 Outlook
We estimate that our capital expenditures for 2015, excluding business acquisitions, will be between $150 million and $180 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2015 will be approximately $450 million.

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
As of June 30, 2015, we held six interest rate swap contracts representing a total of $420 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2015 through December 2016. In total, we had 54% of our variable rate debt under our credit facilities at fixed rates at June 30, 2015 compared to 47% at December 31, 2014, which reflects a decrease in borrowings in the first half of 2015. As of June 30, 2015, the fair market value of these swap contracts was a net liability of $3.4 million. The values of such contracts are subject to changes in interest rates.
At June 30, 2015, we had $540 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $5.4 million over the next twelve months.
The proceeds of our May 2013 senior notes offering were used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, we entered into euro-denominated and pound sterling-denominated intercompany notes, which incurred transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, we entered into foreign currency forward contracts. The gains or losses from the remeasurement of these contracts were recorded to earnings to offset the remeasurement of the related notes. These foreign currency forward contracts were settled as of December 31, 2014. While there are no such forward contracts outstanding as of June 30, 2015, we may enter into additional foreign currency forward contracts from time to time to mitigate the impact of fluctuations in exchange rates on similar intercompany financing transactions.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2015 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 32.9% of our revenue during the six months ended June 30, 2015. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and operating income for the six months ended June 30, 2015.
Other than with respect to our intercompany transactions denominated in euro and pound sterling and a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of June 30, 2015, we had amounts outstanding under our revolving credit facilities of €251.4 million, £63.3 million, and CAD $130.4 million.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin. Scrap metal and other metal prices stabilized in the second quarter of 2015; however, scrap prices have decreased 25% since the fourth quarter of 2014. As of June 30, 2015, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business. The notional amount and fair value of these forward contracts at June 30, 2015 were immaterial.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We believe that a majority of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors like us. The OEMs are therefore in a position to exert pricing pressure in the marketplace. We compete with the OEMs primarily on price and to a lesser extent on service and quality. From time to time, OEMs have experimented with reducing prices on specific products to match the lower prices of alternative products and with other initiatives that may disrupt our sales. If such price reductions and other initiatives were to become widespread, it could have a material adverse impact on our business.
Development problems with and business interruptions to our distribution centers or other facilities may affect our operations and/or the availability and distribution of merchandise, which may negatively affect our business.
We develop complex distribution systems that rely on automation and related software. The development of our warehouses and distribution systems may not occur as expected, may cost more than planned, and may take longer to implement than expected, any of which could adversely affect our business.
Destructive weather, terrorist activities, war, systems malfunctions, hacking or similar attempts to interfere with the operations of our systems, or other disasters or adverse occurrences may result in the closure of our distribution centers or other facilities or may adversely affect our ability to deliver inventory through our system on a timely basis. This may affect our ability to timely provide products to our customers, resulting in lost sales or a potential loss of customer loyalty. Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the United States or into the other countries in which we operate, and we may not be able to obtain such merchandise from other sources at similar prices. Such a disruption in revenue could potentially have a negative impact on our results of operations and financial condition.

Item 5.     Other Information
None.

Item 6.     Exhibits
Exhibits
(b) Exhibits

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2015.

LKQ CORPORATION

/s/ DOMINICK ZARCONE
Dominick Zarcone
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)