Form 10-Q
period 2015-09-30
LKQ CORP
filed 2015-10-30
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At October 23, 2015, the registrant had issued and outstanding an aggregate of 305,487,699 shares of Common Stock.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and equivalents	$137,086	$114,605
Receivables, net	626,780	601,422
Inventory	1,464,627	1,433,847
Deferred income taxes	77,401	81,744
Prepaid expenses and other current assets	81,249	85,799
Total Current Assets	2,387,143	2,317,417
Property and Equipment, net	652,780	629,987
Intangible Assets:
Goodwill	2,348,092	2,288,895
Other intangibles, net	219,632	245,525
Other Assets	96,385	91,668
Total Assets	$5,704,032	$5,573,492
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$416,341	$400,202
Accrued expenses:
Accrued payroll-related liabilities	95,014	86,016
Other accrued expenses	185,072	164,148
Other current liabilities	64,097	36,815
Current portion of long-term obligations	37,174	63,515
Total Current Liabilities	797,698	750,696
Long-Term Obligations, Excluding Current Portion	1,570,056	1,801,047
Deferred Income Taxes	175,310	181,662
Other Noncurrent Liabilities	124,255	119,430
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 305,473,459 and 303,452,655 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,054	3,035
Additional paid-in capital	1,084,423	1,054,686
Retained earnings	2,031,324	1,703,161
Accumulated other comprehensive loss	(82,088)	(40,225)
Total Stockholders’ Equity	3,036,713	2,720,657
Total Liabilities and Stockholders’ Equity	$5,704,032	$5,573,492

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$1,831,732	$1,721,024	$5,443,714	$5,055,933
Cost of goods sold	1,118,953	1,056,613	3,307,512	3,068,579
Gross margin	712,779	664,411	2,136,202	1,987,354
Facility and warehouse expenses	143,918	133,330	412,954	387,995
Distribution expenses	158,768	148,572	450,521	432,445
Selling, general and administrative expenses	207,887	192,229	616,924	563,344
Restructuring and acquisition related expenses	4,578	3,594	12,729	12,816
Depreciation and amortization	30,883	30,498	90,118	87,136
Operating income	166,745	156,188	552,956	503,618
Other expense (income):
Interest expense, net	14,722	16,394	44,250	48,140
Loss on debt extinguishment	—	—	—	324
Change in fair value of contingent consideration liabilities	89	12	365	(2,000)
Other income, net	(3,017)	(18)	(1,277)	(1,021)
Total other expense, net	11,794	16,388	43,338	45,443
Income before provision for income taxes	154,951	139,800	509,618	458,175
Provision for income taxes	52,475	47,564	177,255	155,926
Equity in earnings of unconsolidated subsidiaries	(1,130)	(721)	(4,200)	(1,199)
Net income	$101,346	$91,515	$328,163	$301,050
Earnings per share:
Basic	$0.33	$0.30	$1.08	$1.00
Diluted	$0.33	$0.30	$1.07	$0.98

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$101,346	$91,515	$328,163	$301,050
Other comprehensive income (loss), net of tax:
Foreign currency translation	(33,458)	(39,329)	(43,758)	(24,013)
Net change in unrecognized gains/losses on derivative instruments, net of tax	612	817	1,813	2,067
Net change in unrealized gains/losses on pension plan, net of tax	(25)	(30)	82	(97)
Total other comprehensive loss	(32,871)	(38,542)	(41,863)	(22,043)
Total comprehensive income	$68,475	$52,973	$286,300	$279,007

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$328,163	$301,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,688	90,647
Stock-based compensation expense	16,291	16,967
Excess tax benefit from stock-based payments	(13,672)	(14,455)
Other	6,580	3,440
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(6,304)	(69,680)
Inventory	22,345	(55,266)
Prepaid income taxes/income taxes payable	39,639	20,858
Accounts payable	(11,139)	1,433
Other operating assets and liabilities	14,732	27,648
Net cash provided by operating activities	491,323	322,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(99,573)	(100,191)
Acquisitions, net of cash acquired	(157,357)	(650,614)
Other investing activities, net	3,174	934
Net cash used in investing activities	(253,756)	(749,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,534	6,520
Excess tax benefit from stock-based payments	13,672	14,455
Taxes paid related to net share settlements of stock-based compensation awards	(7,423)	—
Borrowings under revolving credit facilities	282,421	1,299,821
Repayments under revolving credit facilities	(433,840)	(808,039)
Borrowings under term loans	—	11,250
Repayments under term loans	(16,875)	(11,250)
Borrowings under receivables securitization facility	3,858	80,000
Repayments under receivables securitization facility	(8,958)	—
Repayments of other long-term debt	(50,843)	(20,532)
Payments of other obligations	(2,491)	(41,934)
Other financing activities, net	—	(6,881)
Net cash (used in) provided by financing activities	(212,945)	523,410
Effect of exchange rate changes on cash and equivalents	(2,141)	(2,023)
Net increase in cash and equivalents	22,481	94,158
Cash and equivalents, beginning of period	114,605	150,488
Cash and equivalents, end of period	$137,086	$244,646
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$138,192	$135,447
Interest	35,430	38,399
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other obligations, including notes issued and debt assumed in connection with business acquisitions	$28,598	$87,731
Contingent consideration liabilities	—	5,854
Noncash property and equipment additions	4,841	4,852

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2015	303,453	$3,035	$1,054,686	$1,703,161	$(40,225)	$2,720,657
Net income	—	—	—	328,163	—	328,163
Other comprehensive loss	—	—	—	—	(41,863)	(41,863)
Restricted stock units vested, net of shares withheld for employee tax	840	8	(4,191)	—	—	(4,183)
Stock-based compensation expense	—	—	16,291	—	—	16,291
Exercise of stock options	1,324	13	8,216	—	—	8,229
Shares withheld for net share settlements of stock option awards	(144)	(2)	(3,934)	—	—	(3,936)
Excess tax benefit from stock-based payments	—	—	13,355	—	—	13,355
BALANCE, September 30, 2015	305,473	$3,054	$1,084,423	$2,031,324	$(82,088)	$3,036,713

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
The unaudited financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $31.4 million and $31.3 million at September 30, 2015 and December 31, 2014, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap metal, other metals, and cores when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We recorded a reserve for uncollectible accounts of approximately $24.3 million and $19.4 million at September 30, 2015 and December 31, 2014, respectively.
Inventory
Inventory consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Aftermarket and refurbished products	$1,070,673	$1,022,549
Salvage and remanufactured products	393,954	411,298
	$1,464,627	$1,433,847
Our acquisitions completed during 2015 and adjustments to preliminary valuations of inventory for certain of our 2014 acquisitions contributed $74.8 million of the increase in our aftermarket and refurbished products inventory and $4.4 million of the increase in our salvage and remanufactured products inventory during 2015. See Note 8, "Business Combinations" for further information on our acquisitions.

Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships, software and other technology related assets, and covenants not to compete.
The changes in the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2015 are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2015	$1,392,032	$616,819	$280,044	$2,288,895
Business acquisitions and adjustments to previously recorded goodwill	76,284	20,980	3,989	101,253
Exchange rate effects	(14,730)	(27,376)	50	(42,056)
Balance as of September 30, 2015	$1,453,586	$610,423	$284,083	$2,348,092
The components of other intangibles are as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$171,165	$(41,480)	$129,685	$173,340	$(35,538)	$137,802
Customer relationships	92,780	(37,121)	55,659	92,972	(26,751)	66,221
Software and other technology related assets	44,465	(16,028)	28,437	44,640	(10,387)	34,253
Covenants not to compete	10,937	(5,086)	5,851	11,074	(3,825)	7,249
	$319,347	$(99,715)	$219,632	$322,026	$(76,501)	$245,525
Trade names and trademarks are amortized over a useful life ranging from 10 to 30 years on a straight-line basis. Customer relationships are amortized over the expected period to be benefited (5 to 20 years) on an accelerated basis. Software and other technology related assets are amortized on a straight-line basis over the expected period to be benefited (five to six years). Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangibles was $25.0 million and $24.4 million during the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2019 is $33.2 million, $29.9 million, $27.4 million, $22.5 million and $17.8 million, respectively.
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

Balance as of January 1, 2015	$14,881
Warranty expense	26,294
Warranty claims	(23,517)
Balance as of September 30, 2015	$17,658
Investments in Unconsolidated Subsidiaries
As of September 30, 2015, the carrying value of our investments in unconsolidated subsidiaries was $11.0 million; of this amount, $10.2 million relates to our investment in ACM Parts Pty Ltd ("ACM Parts"). In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop ACM Parts, an alternative vehicle replacement parts business in those countries. We hold a 49% interest in the entity and are contributing our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts; Suncorp Group holds a 51% equity interest and is supplying salvage vehicles to the venture as well as assisting in establishing relationships with repair shops as customers. We are accounting for our interest in this subsidiary using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. During the nine months ended September 30, 2015, we increased our total investment in ACM Parts by $7.5 million, which is reflected in Other investing activities, net on the Unaudited Condensed Consolidated Statements of Cash Flows. Our total ownership interest in ACM Parts remains unchanged as a result of this additional investment. The total of our investment in ACM Parts and other unconsolidated subsidiaries is included within Other Assets on our Unaudited Condensed Consolidated Balance Sheets. Our equity in the net earnings of the investees for the three and nine months ended September 30, 2015 was not material.
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
In April 2015, the FASB issued Accounting Standards Update 2015-03, "Interest-Imputation of Interest" ("ASU 2015-03"). This update simplifies the presentation of debt issuance costs on the financial statements by requiring companies to deduct debt issuance costs from the carrying value of their corresponding liability on the balance sheet, rather than presenting debt issuance costs as deferred charges. ASU 2015-03 will be effective for the Company during the first quarter of our fiscal year 2016. Early adoption is permitted. Entities must retrospectively apply this guidance within the balance sheet for all periods presented in order to reflect the period-specific effects of this new guidance. We do not anticipate the adoption of this guidance will have a material impact on our financial position, results of operations, or cash flows.
In July 2015, the FASB issued Accounting Standards Update 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"), which requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for the Company during the first quarter of our fiscal year 2017 and must be applied on a prospective basis. Early adoption is permitted. We do not anticipate the adoption of this guidance will have a material impact on our financial position, results of operations, or cash flows.
In September 2015, the FASB issued Accounting Standards Update 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are identified as opposed to recognition as if the accounting had been completed as of the acquisition date. The ASU also requires disclosure regarding amounts that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. ASU 2015-16 will be effective for the Company during the first quarter of our fiscal year 2016 and must be applied on a prospective basis. Early adoption is permitted for financial statements that have not been issued. We do not anticipate that the adoption of this guidance will have a material impact on our financial position, results of operations, or cash flows.

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
During the nine months ended September 30, 2015, we granted 915,386 RSUs to employees. The fair value of RSUs that vested during the nine months ended September 30, 2015 was $28.2 million.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the nine months ended September 30, 2015:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2015	2,151,232	$20.97	$60,493
Granted	915,386	$27.04
Vested	(994,130)	$19.87
Forfeited / Canceled	(81,563)	$24.54
Unvested as of September 30, 2015	1,990,925	$24.16	$56,463
Expected to vest after September 30, 2015	1,935,514	$24.08	$54,891
(1) The aggregate intrinsic value of unvested and expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the nine months ended September 30, 2015.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the nine months ended September 30, 2015:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2015	5,207,772	$8.04	3.6	$105,038
Exercised	(1,324,150)	$6.21
Forfeited / Canceled	(13,599)	$28.13
Balance as of September 30, 2015	3,870,023	$8.59	3.1	$76,891
Exercisable as of September 30, 2015	3,775,341	$7.99	3.1	$76,891
Exercisable as of September 30, 2015 and expected to vest thereafter	3,860,555	$8.53	3.1	$76,891
(1) The aggregate intrinsic value of outstanding, exercisable and expected to vest options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of January 1, 2015 and September 30, 2015, respectively. This amount changes based on the market price of the Company’s common stock.

The following table summarizes the components of pre-tax stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RSUs	$5,119	$4,434	$16,067	$14,625
Stock options	58	703	224	2,203
Restricted stock	—	47	—	139
Total stock-based compensation expense	$5,177	$5,184	$16,291	$16,967
As of September 30, 2015, unrecognized compensation expense related to unvested RSUs and stock options is $35.6 million and $0.3 million, respectively, and is expected to be recognized over weighted-average periods of 3.1 years and 1.3 years, respectively. Stock-based compensation expense related to these awards will be different to the extent the actual forfeiture rates are different from our estimated forfeiture rates.

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Senior secured credit agreement:
Term loans payable	$416,250	$433,125
Revolving credit facilities	475,308	663,912
Senior notes	600,000	600,000
Receivables securitization facility	89,800	94,900
Notes payable through November 2019 at weighted average interest rates of 1.1% and 1.0%, respectively	13,875	45,891
Other long-term debt at weighted average interest rates of 4.2% and 3.1%, respectively	11,997	26,734
	1,607,230	1,864,562
Less current maturities	(37,174)	(63,515)
	$1,570,056	$1,801,047
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative

Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at September 30, 2015 and December 31, 2014 were 2.12% and 2.10%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $22.5 million was classified as current maturities at both September 30, 2015 and December 31, 2014. As of September 30, 2015, there were letters of credit outstanding in the aggregate amount of $71.4 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at September 30, 2015 was $1.3 billion.
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
Receivables Securitization Facility
On September 29, 2014, LKQ Corporation amended the terms of the receivables securitization facility with The Bank of Tokyo-Mitsubishi UFJ, LTD. ("BTMU") to: (i) extend the term of the facility to October 2, 2017; (ii) increase the maximum amount available to $97 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to BTMU for the benefit of conduit investors and/or financial institutions for cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of September 30, 2015 and December 31, 2014, $128.3 million and $129.5 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of September 30, 2015, the interest rate under the receivables facility was based on commercial paper rates and was 0.98%. The outstanding balances of $89.8 million and $94.9 million as of September 30, 2015 and December 31, 2014, respectively, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At September 30, 2015, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2015 through 2016.
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
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of September 30, 2015 and December 31, 2014 (in thousands):

	Notional Amount				Fair Value at September 30, 2015 (USD)		Fair Value at December 31, 2014 (USD)
	September 30, 2015		December 31, 2014		Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$420,000		$420,000	$140	$1,519	$2,691	$1,615
GBP denominated		£50,000		£50,000	—	653	—	893
CAD denominated	C$	25,000	C$	25,000	62	—	—	19
Total cash flow hedges					$202	$2,172	$2,691	$2,527

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at September 30, 2015 or December 31, 2014.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three and nine months ended September 30, 2015 and September 30, 2014. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of September 30, 2015, we estimate that $1.5 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into our consolidated statements of income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency, as well as commodity forward contracts to manage our exposure to fluctuations in precious metals prices. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at September 30, 2015 and December 31, 2014, along with the effect on our results of operations during each of the nine month periods ended September 30, 2015 and September 30, 2014, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the nine months ended September 30, 2015, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2015 and December 31, 2014 (in thousands):

	Balance as of September 30, 2015	Fair Value Measurements as of September 30, 2015
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$28,787	$—	$28,787	$—
Total Assets	$28,787	$—	$28,787	$—
Liabilities:
Contingent consideration liabilities	$4,548	$—	$—	$4,548
Deferred compensation liabilities	28,388	—	28,388	—
Interest rate swaps	2,374	—	2,374	—
Total Liabilities	$35,310	$—	$30,762	$4,548

	Balance as of December 31, 2014	Fair Value Measurements as of December 31, 2014
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$28,242	$—	$28,242	$—
Total Assets	$28,242	$—	$28,242	$—
Liabilities:
Contingent consideration liabilities	$7,295	$—	$—	$7,295
Deferred compensation liabilities	27,580	—	27,580	—
Interest rate swaps	5,218	—	5,218	—
Total Liabilities	$40,093	$—	$32,798	$7,295
The cash surrender value of life insurance is included in Other Assets on our Unaudited Condensed Consolidated Balance Sheets. The current portion of deferred compensation and contingent consideration liabilities is included in Other Current Liabilities, and the noncurrent portion is included in Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps is presented in Note 5, "Derivative Instruments and Hedging Activities."
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
The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

	September 30,	December 31,
	2015	2014
Unobservable Input	(Weighted Average)
Probability of achieving payout targets	75.9%	79.1%
Discount rate	7.5%	7.5%
A decrease in the assessed probabilities of achieving the targets or an increase in the discount rate, in isolation, would result in a lower fair value measurement. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Unaudited Condensed Consolidated Statements of Income.
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning Balance	$5,191	$8,762	$7,295	$55,653
Contingent consideration liabilities recorded for business acquisitions	—	(1,203)	—	5,854
Payments	(610)	—	(2,815)	(52,305)
Increase (decrease) in fair value included in earnings	89	12	365	(2,000)
Exchange rate effects	(122)	(270)	(297)	99
Ending Balance	$4,548	$7,301	$4,548	$7,301
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
Of the amounts included in earnings for the three and nine months ended September 30, 2015, $0.1 million and $0.2 million of losses, respectively, were related to contingent consideration obligations outstanding as of September 30, 2015. Of the amounts included in earnings for the nine months ended September 30, 2014, $0.2 million of losses were related to contingent consideration obligations outstanding as of September 30, 2015; substantially all of the losses included in earnings for the three months ended September 30, 2014 related to contingent consideration obligations outstanding as of September 30, 2015.
The changes in the fair value of contingent consideration obligations included in earnings during the respective periods in 2015 and 2014 reflect the quarterly reassessment of each obligation's fair value, including an analysis of the significant inputs used in the valuation, as well as the accretion of the present value discount.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of September 30, 2015 and December 31, 2014, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $892 million and $1.1 billion, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $90 million and $95 million at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the

fair value of our senior notes was approximately $583 million and $569 million, respectively, compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2015 to assume these obligations. The fair value of our senior notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at September 30, 2015 are as follows (in thousands):

Three months ending December 31, 2015	$40,241
Years ending December 31:
2016	146,774
2017	124,121
2018	102,397
2019	82,568
2020	66,396
Thereafter	232,894
Future Minimum Lease Payments	$795,391
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
During the nine months ended September 30, 2015, we completed 17 acquisitions, including 4 wholesale businesses in North America, 11 wholesale businesses in Europe, a self service retail operation, and a specialty vehicle aftermarket business. Our wholesale business acquisitions in North America included PartsChannel, Inc. ("Parts Channel"), an aftermarket collision parts distributor. The specialty aftermarket business acquired was The Coast Distribution System, Inc. ("Coast"), a supplier of replacement parts, supplies and accessories in North America for the recreational vehicle and outdoor recreation markets. Our European acquisitions included 11 aftermarket parts distribution businesses in the Netherlands, 9 of which were former customers of and distributors for our Netherlands subsidiary, Sator Beheer B.V. ("Sator"), and were acquired with the objective of expanding our distribution network in the Netherlands. Our other acquisitions completed during the nine months ended September 30, 2015 enabled us to expand our geographic presence. Total acquisition date fair value of the consideration for these acquisitions was $184.5 million, composed of $157.2 million of cash (net of cash acquired), $4.1 million of notes payable, $22.1 million of other purchase price obligations, and $1.1 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. During the nine months ended September 30, 2015, we recorded $101.3 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2014 acquisitions. We expect $69.9 million of the $101.3 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2015, these acquisitions generated revenue of $83.4 million and net income of $2.0 million.
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
In addition to our acquisition of Keystone Specialty, we made 22 acquisitions during 2014, including 9 wholesale businesses in North America, 9 wholesale businesses in Europe, 2 self service retail operations, and 2 specialty vehicle aftermarket businesses. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were customers of and distributors for our Netherlands subsidiary, Sator. Our European acquisitions were completed with the objective of aligning our Netherlands and U.K. distribution models; our other acquisitions completed during the year ended December 31, 2014 enabled us to expand in existing markets, introduce new product lines, and enter new markets. Total acquisition date fair value of the consideration for these additional acquisitions was $359.1 million, composed of $334.3 million of cash (net of cash acquired), $13.5 million of notes payable, $0.3 million of other purchase price obligations (non-interest bearing), $5.9 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $8.3 million), and $5.1 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. During the year ended December 31, 2014, we recorded $178.0 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2013 acquisitions. We expect $44.2 million of the $178.0 million of goodwill recorded to be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2015 and the last three months of 2014 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
The preliminary purchase price allocations for the acquisitions completed during the nine months ended September 30, 2015 and the year ended December 31, 2014 are as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
	All Acquisitions	Keystone Specialty	Other Acquisitions	Total
Receivables	$35,870	$48,473	$75,330	$123,803
Receivable reserves	(1,167)	(7,748)	(7,383)	(15,131)
Inventory	79,234	150,696	123,815	274,511
Income taxes receivable	—	14,096	—	14,096
Prepaid expenses and other current assets	3,352	8,085	4,050	12,135
Property and equipment	8,671	38,080	27,026	65,106
Goodwill	101,253	237,729	177,974	415,703
Other intangibles	3,456	78,110	51,135	129,245
Other assets	3,748	6,159	2,793	8,952
Deferred income taxes	2,243	(26,591)	313	(26,278)
Current liabilities assumed	(48,918)	(63,513)	(52,961)	(116,474)
Debt assumed	(2,373)	—	(32,441)	(32,441)
Other noncurrent liabilities assumed	(832)	(11,675)	(10,573)	(22,248)
Contingent consideration liabilities	—	—	(5,854)	(5,854)
Other purchase price obligations	(22,077)	(13,351)	(333)	(13,684)
Notes issued	(4,148)	(31,500)	(13,535)	(45,035)
Settlement of pre-existing balances	(1,073)	—	(5,052)	(5,052)
Cash used in acquisitions, net of cash acquired	$157,239	$427,050	$334,304	$761,354
The primary reason for our acquisitions made during the nine months ended September 30, 2015 and the year ended December 31, 2014 was to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and expanding into other product lines and businesses that may benefit from our operating strengths. Our acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates logistics and administrative cost synergies as well as cross-selling opportunities, which contributed to the goodwill recorded on the Keystone Specialty acquisition. Other acquisitions completed during 2014 and 2015 enabled us to expand our distribution network in the Netherlands and expand our geographic presence.
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
The following pro forma summary presents the effect of the businesses acquired during the nine months ended September 30, 2015 as though the businesses had been acquired as of January 1, 2014 and the businesses acquired during the year ended December 31, 2014, including the Keystone Specialty acquisition on January 3, 2014, as though they had been acquired as of January 1, 2013. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue, as reported	$1,831,732	$1,721,024	$5,443,714	$5,055,933
Revenue of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	—	—	3,443
Other acquisitions	28,065	176,693	209,834	582,344
Pro forma revenue	$1,859,797	$1,897,717	$5,653,548	$5,641,720

Net income, as reported	$101,346	$91,515	$328,163	$301,050
Net income of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Keystone Specialty	—	144	—	497
Other acquisitions	(288)	6,841	5,501	17,872
Pro forma net income	$101,058	$98,500	$333,664	$319,419

Earnings per share, basic—as reported	$0.33	$0.30	$1.08	$1.00
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	0.00	—	0.00
Other acquisitions	(0.00)	0.02	0.02	0.06
Pro forma earnings per share, basic (1)	$0.33	$0.32	$1.10	$1.06

Earnings per share, diluted—as reported	$0.33	$0.30	$1.07	$0.98
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	0.00	—	0.00
Other acquisitions	(0.00)	0.02	0.02	0.06
Pro forma earnings per share, diluted (1)	$0.33	$0.32	$1.09	$1.04

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. Additionally, the pro forma impact of our acquisitions reflects the elimination of acquisition related expenses totaling $0.5 million and $2.3 million for the three and nine months ended

September 30, 2014, primarily related to our May 2014 acquisitions of five aftermarket parts distribution businesses in the Netherlands. Refer to Note 9, "Restructuring and Acquisition Related Expenses," for further information regarding our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 9.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $1.2 million and $2.4 million for the three and nine months ended September 30, 2015, respectively. Expenses incurred during the three and nine months ended September 30, 2014 totaled $1.3 million and $3.2 million, respectively. Of our 2015 expenses, $1.5 million was related to the acquisitions of eleven aftermarket distribution businesses in the Netherlands during the first nine months of 2015, $0.3 million was related to our acquisition of Coast, and $0.6 million was related to other completed and potential acquisitions. The expenses incurred in the first nine months of 2014 were primarily related to our acquisitions of nine aftermarket distribution businesses in the Netherlands, as well as other potential acquisitions.
Acquisition Integration Plans
During the three and nine months ended September 30, 2015, we incurred $3.4 million and $10.3 million of restructuring expenses, respectively. Expenses incurred during the three and nine months ended September 30, 2015 were primarily a result of the integration of our acquisition of Parts Channel into our existing North American wholesale business and our October 2014 acquisition and integration of a supplier of parts for recreational vehicles into our Specialty business.
During the three and nine months ended September 30, 2014, we incurred $2.3 million and $9.6 million of restructuring expenses, respectively. These expenses were primarily a result of the integration of Keystone Specialty into our existing business. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to the acquisition.
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations throughout the fourth quarter of 2015 and into 2016. These integration activities are expected to include the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be less than $9.0 million.

Note 10.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$101,346	$91,515	$328,163	$301,050
Denominator for basic earnings per share—Weighted-average shares outstanding	305,059	302,724	304,453	302,058
Effect of dilutive securities:
RSUs	603	658	678	804
Stock options	2,066	2,817	2,195	2,988
Restricted stock	—	7	—	7
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	307,728	306,206	307,326	305,857
Earnings per share, basic	$0.33	$0.30	$1.08	$1.00
Earnings per share, diluted	$0.33	$0.30	$1.07	$0.98

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Antidilutive securities:
RSUs	272	389	306	265
Stock options	95	115	97	120

Note 11.	Income Taxes
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
Our effective income tax rate for the nine months ended September 30, 2015 was 34.8%, which was consistent with our full year 2014 effective tax rate of 34.7% as our estimate of the geographic distribution of pretax income for 2015 is similar to the actual 2014 allocation.  Our effective income tax rate for the nine months ended September 30, 2014 was 34.0%, which reflected our estimate at the time that our international operations would constitute a greater percentage of the consolidated pretax income than was actually realized in the full year results. We adjusted the tax rate in the fourth quarter of 2014 to recognize the actual geographic allocation.

Note 12.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended				Three Months Ended
	September 30, 2015				September 30, 2014
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plan	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plan	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(37,373)	$(2,200)	$(9,644)	$(49,217)	$40,222	$(4,346)	$634	$36,510
Pretax (loss)income	(33,458)	(575)	—	(34,033)	(39,329)	(186)	—	(39,515)
Income tax effect	—	185	—	185	—	(7)	—	(7)
Reclassification of unrealized gain(loss)	—	1,542	(34)	1,508	—	1,554	(39)	1,515
Reclassification of deferred income taxes	—	(540)	9	(531)	—	(544)	9	(535)
Ending Balance	$(70,831)	$(1,588)	$(9,669)	$(82,088)	$893	$(3,529)	$604	$(2,032)

	Nine Months Ended				Nine Months Ended
	September 30, 2015				September 30, 2014
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plan	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plan	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(27,073)	$(3,401)	$(9,751)	$(40,225)	$24,906	$(5,596)	$701	$20,011
Pretax (loss) income	(43,758)	(1,814)	—	(45,572)	(24,013)	(362)	—	(24,375)
Income tax effect	—	624	—	624	—	39	—	39
Reclassification of unrealized gain(loss)	—	4,627	109	4,736	—	3,647	(129)	3,518
Reclassification of deferred income taxes	—	(1,624)	(27)	(1,651)	—	(1,257)	32	(1,225)
Ending Balance	$(70,831)	$(1,588)	$(9,669)	$(82,088)	$893	$(3,529)	$604	$(2,032)

Unrealized losses on our interest rate swap contracts totaling $1.5 million and $4.6 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, unrealized losses of $1.6 million and $4.6 million, respectively, related to our interest rate swaps were reclassified to interest expense. The remaining reclassification of unrealized gains during the three and nine months ended September 30, 2014 related to our foreign currency forward contracts and was recorded to other income in our Unaudited Condensed Consolidated Statements of Income. These gains offset the remeasurement of certain of our intercompany balances. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

Note 13.	Segment and Geographic Information
We have four operating segments: Wholesale – North America; Europe; Self Service; and Specialty. Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our reportable segments are organized based on a combination of geographic areas served and type of product lines offered. The reportable segments are managed separately as each business serves different customers (i.e. geographic in the case of North America and Europe and product type in the case of Specialty) and is affected by different economic conditions. Therefore, we present three reportable segments: North America, Europe and Specialty.
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended September 30, 2015
Revenue:
Third Party	$1,037,130	$511,146	$283,456	$—	$1,831,732
Intersegment	160	—	850	(1,010)	—
Total segment revenue	$1,037,290	$511,146	$284,306	$(1,010)	$1,831,732
Segment EBITDA	$128,506	$52,733	$26,075	$—	$207,314
Depreciation and amortization (1)	17,918	9,478	5,578	—	32,974
Three Months Ended September 30, 2014
Revenue:
Third Party	$1,024,835	$495,776	$200,413	$—	$1,721,024
Intersegment	132	—	594	(726)	—
Total segment revenue	$1,024,967	$495,776	$201,007	$(726)	$1,721,024
Segment EBITDA	$131,851	$41,726	$17,977	$—	$191,554
Depreciation and amortization (1)	18,029	9,411	4,314	—	31,754

	North America	Europe	Specialty	Eliminations	Consolidated
Nine Months Ended September 30, 2015
Revenue:
Third Party	$3,127,988	$1,508,325	$807,401	$—	$5,443,714
Intersegment	626	70	2,457	(3,153)	—
Total segment revenue	$3,128,614	$1,508,395	$809,858	$(3,153)	$5,443,714
Segment EBITDA	$416,774	$153,199	$91,677	$—	$661,650
Depreciation and amortization (1)	52,432	26,533	15,723	—	94,688
Nine Months Ended September 30, 2014
Revenue:
Third Party	$3,080,090	$1,380,663	$595,180	$—	$5,055,933
Intersegment	266	—	1,250	(1,516)	—
Total segment revenue	$3,080,356	$1,380,663	$596,430	$(1,516)	$5,055,933
Segment EBITDA	$415,139	$128,826	$64,137	$—	$608,102
Depreciation and amortization (1)	52,682	24,868	13,097	—	90,647
(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
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
The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Segment EBITDA	$207,314	$191,554	$661,650	$608,102
Deduct:
Restructuring and acquisition related expenses (1)	4,578	3,594	12,729	12,816
Change in fair value of contingent consideration liabilities (2)	89	12	365	(2,000)
Add:
Equity in earnings of unconsolidated subsidiaries	(1,130)	(721)	(4,200)	(1,199)
EBITDA	201,517	187,227	644,356	596,087
Depreciation and amortization - cost of goods sold	2,091	1,256	4,570	3,511
Depreciation and amortization	30,883	30,498	90,118	87,136
Interest expense, net	14,722	16,394	44,250	48,140
Loss on debt extinguishment	—	—	—	324
Provision for income taxes	52,475	47,564	177,255	155,926
Net income	$101,346	$91,515	$328,163	$301,050

(1) See Note 9, "Restructuring and Acquisition Related Expenses," for further information.
(2) See Note 6, "Fair Value Measurements," for further information on our contingent consideration liabilities.

The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Capital Expenditures
North America	$11,615	$20,986	$41,762	$61,262
Europe	16,966	8,652	47,138	32,927
Specialty	4,229	3,222	10,673	6,002
	$32,810	$32,860	$99,573	$100,191
The following table presents assets by reportable segment (in thousands):

	September 30,	December 31,
	2015	2014
Receivables, net
North America	$322,954	$322,713
Europe	222,445	227,987
Specialty	81,381	50,722
Total receivables, net	626,780	601,422
Inventory
North America	808,679	826,429
Europe	402,830	402,488
Specialty	253,118	204,930
Total inventory	1,464,627	1,433,847
Property and Equipment, net
North America	450,748	456,288
Europe	152,881	128,309
Specialty	49,151	45,390
Total property and equipment, net	652,780	629,987
Other unallocated assets	2,959,845	2,908,236
Total assets	$5,704,032	$5,573,492
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

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
United States	$1,229,958	$1,126,468	$3,653,326	$3,369,636
United Kingdom	358,925	349,012	1,049,596	1,003,889
Other countries	242,849	245,544	740,792	682,408
	$1,831,732	$1,721,024	$5,443,714	$5,055,933

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2015	2014
Long-lived Assets
United States	$471,549	$469,450
United Kingdom	118,357	92,813
Other countries	62,874	67,724
	$652,780	$629,987

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Aftermarket, other new and refurbished products	$1,307,399	$1,171,706	$3,850,038	$3,445,376
Recycled, remanufactured and related products and services	401,292	371,632	1,207,917	1,108,376
Other	123,041	177,686	385,759	502,181
	$1,831,732	$1,721,024	$5,443,714	$5,055,933
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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$17,679	$37,014	$82,393	$—	$137,086
Receivables, net	—	246,035	380,745	—	626,780
Intercompany receivables, net	3,470	—	11,354	(14,824)	—
Inventory	—	992,340	472,287	—	1,464,627
Deferred income taxes	3,123	71,356	2,922	—	77,401
Prepaid expenses and other current assets	548	40,005	40,696	—	81,249
Total Current Assets	24,820	1,386,750	990,397	(14,824)	2,387,143
Property and Equipment, net	377	472,864	179,539	—	652,780
Intangible Assets:
Goodwill	—	1,650,053	698,039	—	2,348,092
Other intangibles, net	—	141,644	77,988	—	219,632
Investment in Subsidiaries	3,385,478	288,999	—	(3,674,477)	—
Intercompany Notes Receivable	651,424	27,252	—	(678,676)	—
Other Assets	47,593	28,937	22,894	(3,039)	96,385
Total Assets	$4,109,692	$3,996,499	$1,968,857	$(4,371,016)	$5,704,032
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,414	$206,446	$208,481	$—	$416,341
Intercompany payables, net	—	11,354	3,470	(14,824)	—
Accrued expenses:
Accrued payroll-related liabilities	6,448	56,682	31,884	—	95,014
Other accrued expenses	13,183	85,727	86,162	—	185,072
Other current liabilities	1,396	37,358	25,343	—	64,097
Current portion of long-term obligations	22,650	1,905	12,619	—	37,174
Total Current Liabilities	45,091	399,472	367,959	(14,824)	797,698
Long-Term Obligations, Excluding Current Portion	995,450	4,643	569,963	—	1,570,056
Intercompany Notes Payable	—	635,594	43,082	(678,676)	—
Deferred Income Taxes	—	163,107	15,242	(3,039)	175,310
Other Noncurrent Liabilities	32,438	67,430	24,387	—	124,255
Stockholders’ Equity	3,036,713	2,726,253	948,224	(3,674,477)	3,036,713
Total Liabilities and Stockholders' Equity	$4,109,692	$3,996,499	$1,968,857	$(4,371,016)	$5,704,032

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$14,930	$32,103	$67,572	$—	$114,605
Receivables, net	145	217,542	383,735	—	601,422
Intercompany receivables, net	1,360	—	8,048	(9,408)	—
Inventory	—	964,477	469,370	—	1,433,847
Deferred income taxes	4,064	62,850	10,215	4,615	81,744
Prepaid expenses and other current assets	20,640	36,553	28,606	—	85,799
Total Current Assets	41,139	1,313,525	967,546	(4,793)	2,317,417
Property and Equipment, net	494	470,791	158,702	—	629,987
Intangible Assets:
Goodwill	—	1,563,796	725,099	—	2,288,895
Other intangibles, net	—	155,819	89,706	—	245,525
Investment in Subsidiaries	3,216,039	279,967	—	(3,496,006)	—
Intercompany Notes Receivable	667,949	23,449	—	(691,398)	—
Other Assets	49,601	24,457	20,481	(2,871)	91,668
Total Assets	$3,975,222	$3,831,804	$1,961,534	$(4,195,068)	$5,573,492
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$682	$182,607	$216,913	$—	$400,202
Intercompany payables, net	—	8,048	1,360	(9,408)	—
Accrued expenses:
Accrued payroll-related liabilities	8,075	48,850	29,091	—	86,016
Other accrued expenses	8,061	83,857	72,230	—	164,148
Other current liabilities	283	16,197	15,720	4,615	36,815
Current portion of long-term obligations	55,172	4,599	3,744	—	63,515
Total Current Liabilities	72,273	344,158	339,058	(4,793)	750,696
Long-Term Obligations, Excluding Current Portion	1,150,624	6,561	643,862	—	1,801,047
Intercompany Notes Payable	—	649,824	41,574	(691,398)	—
Deferred Income Taxes	—	156,727	27,806	(2,871)	181,662
Other Noncurrent Liabilities	31,668	60,213	27,549	—	119,430
Stockholders’ Equity	2,720,657	2,614,321	881,685	(3,496,006)	2,720,657
Total Liabilities and Stockholders’ Equity	$3,975,222	$3,831,804	$1,961,534	$(4,195,068)	$5,573,492

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,263,397	$595,769	$(27,434)	$1,831,732
Cost of goods sold	—	773,957	372,430	(27,434)	1,118,953
Gross margin	—	489,440	223,339	—	712,779
Facility and warehouse expenses	—	106,090	37,828	—	143,918
Distribution expenses	—	105,519	53,249	—	158,768
Selling, general and administrative expenses	8,484	124,678	74,725	—	207,887
Restructuring and acquisition related expenses	—	3,754	824	—	4,578
Depreciation and amortization	38	21,133	9,712	—	30,883
Operating (loss) income	(8,522)	128,266	47,001	—	166,745
Other expense (income):
Interest expense, net	12,049	460	2,213	—	14,722
Intercompany interest (income) expense, net	(10,146)	7,183	2,963	—	—
Change in fair value of contingent consideration liabilities	—	56	33	—	89
Other expense (income), net	8	(2,497)	(528)	—	(3,017)
Total other expense, net	1,911	5,202	4,681	—	11,794
(Loss) income before (benefit) provision for income taxes	(10,433)	123,064	42,320	—	154,951
(Benefit) provision for income taxes	(4,012)	48,089	8,398	—	52,475
Equity in earnings of unconsolidated subsidiaries	—	17	(1,147)	—	(1,130)
Equity in earnings of subsidiaries	107,767	6,328	—	(114,095)	—
Net income	$101,346	$81,320	$32,775	$(114,095)	$101,346

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,165,794	$588,852	$(33,622)	$1,721,024
Cost of goods sold	—	709,985	380,250	(33,622)	1,056,613
Gross margin	—	455,809	208,602	—	664,411
Facility and warehouse expenses	—	95,619	37,711	—	133,330
Distribution expenses	—	98,457	50,115	—	148,572
Selling, general and administrative expenses	5,178	114,926	72,125	—	192,229
Restructuring and acquisition related expenses	—	882	2,712	—	3,594
Depreciation and amortization	50	19,592	10,856	—	30,498
Operating (loss) income	(5,228)	126,333	35,083	—	156,188
Other expense (income):
Interest expense, net	12,338	71	3,985	—	16,394
Intercompany interest (income) expense, net	(12,638)	6,207	6,431	—	—
Change in fair value of contingent consideration liabilities	—	54	(42)	—	12
Other expense (income), net	155	(1,164)	991	—	(18)
Total other expense, net	(145)	5,168	11,365	—	16,388
(Loss) income before (benefit) provision for income taxes	(5,083)	121,165	23,718	—	139,800
(Benefit) provision for income taxes	(1,363)	43,986	4,941	—	47,564
Equity in earnings of unconsolidated subsidiaries	—	20	(741)	—	(721)
Equity in earnings of subsidiaries	95,235	6,151	—	(101,386)	—
Net income	$91,515	$83,350	$18,036	$(101,386)	$91,515

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,758,846	$1,778,456	$(93,588)	$5,443,714
Cost of goods sold	—	2,284,786	1,116,314	(93,588)	3,307,512
Gross margin	—	1,474,060	662,142	—	2,136,202
Facility and warehouse expenses	—	304,140	108,814	—	412,954
Distribution expenses	—	304,264	146,257	—	450,521
Selling, general and administrative expenses	24,876	366,298	225,750	—	616,924
Restructuring and acquisition related expenses	—	10,999	1,730	—	12,729
Depreciation and amortization	117	60,897	29,104	—	90,118
Operating (loss) income	(24,993)	427,462	150,487	—	552,956
Other expense (income):
Interest expense, net	36,604	331	7,315	—	44,250
Intercompany interest (income) expense, net	(31,347)	21,498	9,849	—	—
Change in fair value of contingent consideration liabilities	—	166	199	—	365
Other expense (income), net	35	(5,448)	4,136	—	(1,277)
Total other expense, net	5,292	16,547	21,499	—	43,338
(Loss) income before (benefit) provision for income taxes	(30,285)	410,915	128,988	—	509,618
(Benefit) provision for income taxes	(12,061)	163,361	25,955	—	177,255
Equity in earnings of unconsolidated subsidiaries	—	47	(4,247)	—	(4,200)
Equity in earnings of subsidiaries	346,387	20,923	—	(367,310)	—
Net income	$328,163	$268,524	$98,786	$(367,310)	$328,163

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,486,098	$1,665,247	$(95,412)	$5,055,933
Cost of goods sold	—	2,107,866	1,056,125	(95,412)	3,068,579
Gross margin	—	1,378,232	609,122	—	1,987,354
Facility and warehouse expenses	—	281,805	106,190	—	387,995
Distribution expenses	—	291,187	141,258	—	432,445
Selling, general and administrative expenses	20,188	342,038	201,118	—	563,344
Restructuring and acquisition related expenses	—	7,366	5,450	—	12,816
Depreciation and amortization	168	58,556	28,412	—	87,136
Operating (loss) income	(20,356)	397,280	126,694	—	503,618
Other expense (income):
Interest expense, net	38,583	186	9,371	—	48,140
Intercompany interest (income) expense, net	(35,828)	16,279	19,549	—	—
Loss on debt extinguishment	324	—	—	—	324
Change in fair value of contingent consideration liabilities	—	(2,183)	183	—	(2,000)
Other expense (income), net	81	(4,542)	3,440	—	(1,021)
Total other expense, net	3,160	9,740	32,543	—	45,443
(Loss) income before (benefit) provision for income taxes	(23,516)	387,540	94,151	—	458,175
(Benefit) provision for income taxes	(8,665)	144,725	19,866	—	155,926
Equity in earnings of unconsolidated subsidiaries	—	35	(1,234)	—	(1,199)
Equity in earnings of subsidiaries	315,901	24,528	—	(340,429)	—
Net income	$301,050	$267,378	$73,051	$(340,429)	$301,050

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$101,346	$81,320	$32,775	$(114,095)	$101,346
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(33,458)	(11,459)	(32,073)	43,532	(33,458)
Net change in unrecognized gains/losses on derivative instruments, net of tax	612	—	14	(14)	612
Net change in unrealized gains/losses on pension plan, net of tax	(25)	—	(25)	25	(25)
Total other comprehensive loss	(32,871)	(11,459)	(32,084)	43,543	(32,871)
Total comprehensive income	$68,475	$69,861	$691	$(70,552)	$68,475

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) (In thousands)

	For the Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$91,515	$83,350	$18,036	$(101,386)	$91,515
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(39,329)	(14,554)	(37,922)	52,476	(39,329)
Net change in unrecognized gains/losses on derivative instruments, net of tax	817	—	(229)	229	817
Change in unrealized gain on pension plan, net of tax	(30)	—	(30)	30	(30)
Total other comprehensive loss	(38,542)	(14,554)	(38,181)	52,735	(38,542)
Total comprehensive income (loss)	$52,973	$68,796	$(20,145)	$(48,651)	$52,973

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$328,163	$268,524	$98,786	$(367,310)	$328,163
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(43,758)	(12,697)	(40,656)	53,353	(43,758)
Net change in unrecognized gains/losses on derivative instruments, net of tax	1,813	—	143	(143)	1,813
Net change in unrealized gains/losses on pension plan, net of tax	82	—	82	(82)	82
Total other comprehensive loss	(41,863)	(12,697)	(40,431)	53,128	(41,863)
Total comprehensive income	$286,300	$255,827	$58,355	$(314,182)	$286,300

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$301,050	$267,378	$73,051	$(340,429)	$301,050
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(24,013)	(7,034)	(22,610)	29,644	(24,013)
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,067	—	(48)	48	2,067
Change in unrealized gain on pension plan, net of tax	(97)	—	(97)	97	(97)
Total other comprehensive loss	(22,043)	(7,034)	(22,755)	29,789	(22,043)
Total comprehensive income	$279,007	$260,344	$50,296	$(310,640)	$279,007

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$243,988	$329,740	$136,686	$(219,091)	$491,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	(49,023)	(50,547)	—	(99,573)
Investment and intercompany note activity with subsidiaries	(66,644)	—	—	66,644	—
Acquisitions, net of cash acquired	—	(120,766)	(36,591)	—	(157,357)
Other investing activities, net	—	8,832	(5,658)	—	3,174
Net cash used in investing activities	(66,647)	(160,957)	(92,796)	66,644	(253,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,534	—	—	—	7,534
Excess tax benefit from stock-based payments	13,672	—	—	—	13,672
Taxes paid related to net share settlements of stock-based compensation awards	(7,423)	—	—	—	(7,423)
Borrowings under revolving credit facilities	207,000	—	75,421	—	282,421
Repayments under revolving credit facilities	(347,000)	—	(86,840)	—	(433,840)
Repayments under term loans	(16,875)	—	—	—	(16,875)
Borrowings under receivables securitization facility	—	—	3,858	—	3,858
Repayments under receivables securitization facility	—	—	(8,958)	—	(8,958)
Repayments of other long-term debt	(31,500)	(5,962)	(13,381)	—	(50,843)
Payments of other obligations	—	(1,596)	(895)	—	(2,491)
Investment and intercompany note activity with parent	—	62,540	4,104	(66,644)	—
Dividends	—	(219,091)	—	219,091	—
Net cash used in financing activities	(174,592)	(164,109)	(26,691)	152,447	(212,945)
Effect of exchange rate changes on cash and equivalents	—	237	(2,378)	—	(2,141)
Net increase in cash and equivalents	2,749	4,911	14,821	—	22,481
Cash and equivalents, beginning of period	14,930	32,103	67,572	—	114,605
Cash and equivalents, end of period	$17,679	$37,014	$82,393	$—	$137,086

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$264,870	$361,218	$(43,793)	$(259,653)	$322,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37)	(59,387)	(40,767)	—	(100,191)
Investment and intercompany note activity with subsidiaries	(197,714)	(607)	—	198,321	—
Acquisitions, net of cash acquired	—	(520,721)	(129,893)	—	(650,614)
Other investing activities, net	—	618	316	—	934
Net cash used in investing activities	(197,751)	(580,097)	(170,344)	198,321	(749,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,520	—	—	—	6,520
Excess tax benefit from stock-based payments	14,455	—	—	—	14,455
Borrowings under revolving credit facilities	693,000	—	606,821	—	1,299,821
Repayments under revolving credit facilities	(693,000)	—	(115,039)	—	(808,039)
Borrowings under term loans	11,250	—	—	—	11,250
Repayments under term loans	(11,250)	—	—	—	(11,250)
Borrowings under receivables securitization facility	—	—	80,000	—	80,000
Repayments of other long-term debt	(1,920)	(2,104)	(16,508)	—	(20,532)
Payments of other obligations	—	(407)	(41,527)	—	(41,934)
Other financing activities, net	(18,669)	12,340	(552)	—	(6,881)
Investment and intercompany note activity with parent	—	481,951	(283,630)	(198,321)	—
Dividends	—	(259,653)	—	259,653	—
Net cash provided by financing activities	386	232,127	229,565	61,332	523,410
Effect of exchange rate changes on cash and equivalents	—	(86)	(1,937)	—	(2,023)
Net increase in cash and equivalents	67,505	13,162	13,491	—	94,158
Cash and equivalents, beginning of period	77,926	13,693	58,869	—	150,488
Cash and equivalents, end of period	$145,431	$26,855	$72,360	$—	$244,646

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
During the nine months ended September 30, 2015, we made 17 acquisitions, including 4 wholesale businesses in North America and 11 wholesale businesses in Europe, a self service retail operation, and a specialty vehicle aftermarket business. Our wholesale business acquisitions in North America included Parts Channel, an aftermarket collision parts distributor. The specialty aftermarket business acquired was Coast, a supplier of replacement parts, supplies and accessories for the recreational vehicle and outdoor recreation markets. Our European acquisitions included 11 aftermarket parts distribution businesses in the Netherlands, 9 of which were former customers of and distributors for our Netherlands subsidiary, Sator, and were acquired with the objective of expanding our distribution network in the Netherlands. Our other acquisitions completed during the nine months ended September 30, 2015 enabled us to expand our geographic presence.
On January 3, 2014 we completed our acquisition of Keystone Specialty, which is a leading distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Our acquisition of Keystone Specialty allowed us to enter into new product lines and increased the size of our addressable market. In addition, we believe that the acquisition creates logistics and administrative cost synergies and potential cross-selling opportunities.
In addition to our acquisition of Keystone Specialty in 2014, we made 22 acquisitions, including 9 wholesale businesses in North America, 9 wholesale businesses in Europe, 2 self service retail operations, and 2 specialty vehicle aftermarket businesses. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were customers of and distributors for our Netherlands subsidiary, Sator. In the Netherlands, we are converting our existing distribution model to more closely align it with the distribution model of our U.K. operations. The objective of the realignment is to allow us to sell directly to the end repair shop customer rather than through a local wholesale distributor. We expect the realignment to improve margins, customer service, and fulfillment rates. It should also position us in the long term to introduce additional product categories, such as collision and specialty vehicle. The other acquisitions completed during 2014 enabled us to expand in existing markets, introduce new product lines, and enter new markets.
See Note 8, "Business Combinations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our acquisitions.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products. Our service revenue is generated primarily from the sale of extended warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. During the nine months ended September 30, 2015, parts and services revenue represented approximately 93% of our consolidated revenue.
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
For the nine months ended September 30, 2015, revenue from other sources represented approximately 7% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers (including cores), and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 2, 2015, includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the nine months ended September 30, 2015. However, we have evaluated our goodwill for impairment as of an interim date as described below.

Goodwill Impairment

We are required to test our goodwill for impairment at least annually or whenever events or circumstances indicate that impairment may have occurred. Through the nine months ended September 30, 2015, our North American operating margins have been negatively affected by the decline in scrap steel and other metals prices, which began in the fourth quarter of 2014. Our Self Service reporting unit has been most impacted by the change in scrap steel prices as the sale of crushed car bodies comprises a relatively large percentage of its sales. It is anticipated that scrap steel prices will continue to have a negative impact on operating margins during 2016. Given the decrease in scrap steel prices throughout 2015 and projected softness in 2016 and the corresponding negative effect on our current and expected results, we performed an interim goodwill impairment test for the Self Service reporting unit. Based on the step one analysis performed for the Self Service reporting unit, no impairment adjustment is required. Our forecasts assume scrap steel prices will continue at their current depressed level through all of 2016 before returning to our seven year historical average price of approximately $200 per ton in 2018. Based on this forecast, the impairment test indicated the fair value of the Self Service reporting unit, determined using both market and income approaches, exceeded the reporting unit’s carrying value by approximately 11%. Declines in expected future cash flows (which are driven by scrap steel and other metals prices), reduction in terminal value growth rates, or an increase to the risk-adjusted discount rate used to estimate the fair value of the Self Service reporting unit may result in the determination that an impairment adjustment is required. The annual test of our goodwill impairment on all of our reporting units will be performed during the fourth quarter of 2015.
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

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.1%	61.4%	60.8%	60.7%
Gross margin	38.9%	38.6%	39.2%	39.3%
Facility and warehouse expenses	7.9%	7.7%	7.6%	7.7%
Distribution expenses	8.7%	8.6%	8.3%	8.6%
Selling, general and administrative expenses	11.3%	11.2%	11.3%	11.1%
Restructuring and acquisition related expenses	0.2%	0.2%	0.2%	0.3%
Depreciation and amortization	1.7%	1.8%	1.7%	1.7%
Operating income	9.1%	9.1%	10.2%	10.0%
Other expense, net	0.6%	1.0%	0.8%	0.9%
Income before provision for income taxes	8.5%	8.1%	9.4%	9.1%
Provision for income taxes	2.9%	2.8%	3.3%	3.1%
Equity in earnings of unconsolidated subsidiaries	(0.1)%	(0.0)%	(0.1)%	(0.0)%
Net income	5.5%	5.3%	6.0%	6.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	September 30,		Percentage Change in Revenue
	2015	2014	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$1,708,691	$1,543,337	6.8%	8.1%	(4.2)%	10.7%
Other revenue	123,041	177,687	(33.7)%	3.4%	(0.4)%	(30.8)%
Total revenue	$1,831,732	$1,721,024	2.6%	7.6%	(3.8)%	6.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Refer to the discussion of our segment results of operations for factors contributing to revenue changes during the third quarter of 2015 compared to the prior year period.
Cost of Goods Sold. Our cost of goods sold decreased to 61.1% of revenue in the third quarter of 2015 from 61.4% of revenue in the comparable prior year quarter. The decline in cost of goods sold as a percentage of revenue was primarily attributable to gross margin improvement in our European and North America operations of 0.7% and 0.2%, respectively. These margin improvements were offset by an unfavorable effect of 0.4% due to product mix and by an increase of 0.2% in the cost of goods sold of our Specialty operations. The growth of our Specialty business, primarily resulting from our 2014 acquisition of a supplier of parts for recreational vehicles, was responsible for most of the mix effect, as this business yields lower gross margins than our North American and European segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended September 30, 2015 increased to 7.9% from 7.7% in the prior year third quarter, primarily due to an increase in expenses as a percentage of revenue in our North American operations. Compared to the prior year third quarter, we experienced a negative impact on operating leverage due to a decrease in other revenue, primarily as a result of declining prices of scrap steel and other metals. Excluding the impact of the decline in scrap and other metal prices of 0.2%, facility and warehouse expenses would have been flat compared to the prior year third quarter.

Distribution Expenses. As a percentage of revenue, distribution expenses increased to 8.7% in the third quarter of 2015 from 8.6% in the comparable prior year quarter. Excluding the impact of a loss in operating leverage of 0.3% related to declining other revenue (scrap and other metals revenue have lower distribution costs than parts sales), distribution expenses improved by 0.2% compared to the prior year quarter. The improvement reflects fuel cost savings of 0.3% resulting from lower average prices.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2015 increased to 11.3% of revenue from 11.2% of revenue in the prior year third quarter. Compared to the prior year third quarter, other revenue decreased as a result of declining prices of scrap steel and other metals, which negatively impacted our operating leverage and increased our selling, general and administrative expenses by 0.2% of revenue. This negative impact was partially offset by improvement of 0.1% of revenue from our Specialty segment as a result of acquisition integration synergies.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2015		2014		Change
Restructuring expenses	$3,382	(1)	$2,280	(2)	$1,102
Acquisition related expenses	1,196	(3)	1,314	(4)	(118)
Total restructuring and acquisition related expenses	$4,578		$3,594		$984

(1)
Restructuring expenses for the third quarter of 2015 were primarily related to the integration of acquired businesses in our North America and Specialty segments. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of recent acquisitions into our existing business.

(2)
Restructuring expenses for the third quarter of 2014 included $1.6 million related to the integration of certain of our other acquisitions into our existing business and $0.7 million of restructuring expenses related to the integration of our January 2014 Keystone Specialty acquisition. Our restructuring expenses included severance for termination of overlapping headcount, moving expenses, and excess facility costs, such as lease reserves and other lease termination costs.

(3)
Acquisition related expenses for the third quarter of 2015 included $0.5 million for our acquisitions of four aftermarket parts distribution businesses in the Netherlands, $0.3 million for potential acquisitions, and $0.4 million related our North America and Specialty acquisitions during the third quarter of 2015.

(4)
Acquisition related expenses for the third quarter of 2014 included $0.4 million for our acquisitions of seven aftermarket parts distribution businesses in the Netherlands and $0.8 million for potential acquisitions.

See Note 9, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2015	2014	Change
Depreciation	$22,569	$21,806	$763	(1)
Amortization	8,314	8,692	(378)	(2)
Total depreciation and amortization	$30,883	$30,498	$385

(1)
The increase in depreciation expenses was due to increased levels of property and equipment to support our acquisition and organic related growth. The increase was partially offset by a decline in depreciation of $0.8 million attributable to the impact of foreign exchange rates.

(2)	Compared to the third quarter of 2014, amortization expense declined by $0.4 million related primarily to the impact of foreign exchange rates.

Other Expense, Net. The following table summarizes the components of the quarter-over-quarter decrease in other expense, net (in thousands):

Other expense, net for the three months ended September 30, 2014	$16,388
(Decrease) increase due to:
Interest expense, net	(1,672)	(1)
Change in fair value of contingent consideration liabilities	77	(2)
Other income, net	(2,999)	(3)
Net decrease	(4,594)
Other expense, net for the three months ended September 30, 2015	$11,794

(1)
Approximately $1.0 million of the decrease was due to lower outstanding debt levels compared to the prior year period. The higher outstanding debt levels in the prior period were primarily related to borrowings used to finance the Keystone Specialty acquisition in January 2014. The remaining change was due to lower interest rates on borrowings under our senior secured credit agreement compared to the prior year quarter.

(2)
During the three months ended September 30, 2015, we recorded losses of $0.1 million as a result of fair value adjustments to our contingent consideration liabilities, which is comparable with the prior year quarter. See Note 6, "Fair Value Measurements" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our contingent payment arrangements.

(3)
The impact of foreign currency transaction gains and losses was a net $1.5 million favorable impact to the prior year period. This impact includes unrealized and realized gains and losses on foreign currency transactions and unrealized mark-to-market losses on foreign currency forward contracts used to hedge the purchase of inventory. The remaining increase in other income included a $0.8 million increase in customer finance fees and $0.7 million increase in other income.

Provision for Income Taxes. Our effective income tax rate was 33.9% for the three months ended September 30, 2015, compared to 34.0% for the three months ended September 30, 2014. The tax rate for the three months ended September 30, 2015 includes the favorable impact of $1.2 million attributable to the quarterly update of our expected full-year geographic distribution of income and resulting projected effective tax rate of 34.8%.
Equity in Earnings of Unconsolidated Subsidiaries. During the third quarter of 2015, we recorded net operating losses from our equity method investments totaling $1.1 million, compared to $0.7 million of net operating losses in the third quarter of 2014.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the third quarter of 2014, the pound sterling, euro and Canadian dollar rates used to translate the 2015 statements of income declined by 7.2%, 16.1%, and 16.8%, respectively. Despite the decline in rates, the translation effect of the decline of these currencies against the U.S. dollar and realized and unrealized currency losses in the quarter resulted in about a half penny effect on diluted earnings per share relative to the prior year period.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Nine Months Ended
	September 30,		Percentage Change in Revenue
	2015	2014	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$5,057,955	$4,553,752	7.3%	7.9%	(4.1)%	11.1%
Other revenue	385,759	502,181	(24.3)%	1.5%	(0.4)%	(23.2)%
Total revenue	$5,443,714	$5,055,933	4.1%	7.3%	(3.7)%	7.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Refer to the discussion of our segment results of operations for factors contributing to revenue changes during the nine months ended September 30, 2015 compared to the prior year period.
Cost of Goods Sold. Our cost of goods sold increased to 60.8% of revenue in the nine months ended September 30, 2015 from 60.7% of revenue in the comparable prior year period. A negative mix effect accounted for 0.4% of the increase in cost of goods sold, primarily resulting from growth of our Specialty business from our October 2014 acquisition of a supplier of parts for recreational vehicles, as this business yields lower gross margins than our North American and European segments. This mix effect is offset by a 0.3% decline in costs of goods sold in our European operations, as a result of internalizing gross margin from our 2014 acquisitions of seven Netherlands distributors. Refer to the discussion of our segment results of operations for factors contributing to the change in cost of goods sold as a percentage of revenue by segment for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the nine months ended September 30, 2015 decreased to 7.6% from 7.7% in the comparable prior year period. The improvement is being lessened by a 0.2% loss of operating leverage due to a decrease in other revenue, primarily as a result of declining prices of scrap steel and other metals. Excluding this impact, the facility and warehouse expenses would have improved 0.3% reflecting a positive mix effect of 0.2% as a greater proportion of revenue was generated from our Specialty segment. Compared to our North American operations, Specialty stores a greater portion of inventory at their regional distribution centers, the costs of which are capitalized into inventory and expensed through cost of goods sold. In our North American wholesale operations, most of the inventory sold by our local operations is stored on site rather than in distribution centers, and the related facility and warehouse expenses of the local operations are recorded in this line item.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 8.3% in the nine months ended September 30, 2015 from 8.6% in the comparable prior year period. Excluding the impact of a 0.2% loss in operating leverage due to a decrease in other revenue related to the declining prices of scrap steel and other metals, distribution expenses would have decreased 0.5% from the comparable period in the prior year. The reduction in expense is primarily the result of a 0.4% decline in fuel costs as a result of favorable fuel pricing.
Selling, General and Administrative Expenses. As a percentage of revenue, our selling, general and administrative expenses for the nine months ended September 30, 2015 increased to 11.3% of revenue from 11.1% of revenue in the prior year period. Compared to the prior year period, other revenue decreased as a result of declining prices of scrap steel and other metals, which negatively impacted our operating leverage and increased our selling, general and administrative expenses by 0.2% of revenue. Our European segment was responsible for an additional increase in selling, general and administrative expenses of 0.2% of revenue as a result of greater expenditures for our sales force and general and administrative personnel. These unfavorable effects were partially offset by a 0.2% improvement as a percentage of revenue from our Specialty segment as a result of acquisition integration synergies.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2015		2014		Change
Restructuring expenses	$10,283	(1)	$9,640	(2)	$643
Acquisition related expenses	2,446	(3)	3,176	(4)	(730)
Total restructuring and acquisition related expenses	$12,729		$12,816		$(87)

(1)
Restructuring expenses through the nine months ended September 30, 2015 primarily related to our October 2014 acquisition of a supplier of parts for recreational vehicles in addition to the July 2015 acquisition of Parts Channel. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of the acquisitions into our existing business.

(2)
Restructuring expenses through the nine months ended September 30, 2014 included $5.8 million of restructuring expenses related to the integration of our January 2014 Keystone Specialty acquisition and $3.8 million of restructuring expenses related to the integration of certain of our other acquisitions into our existing business. Our restructuring expenses included severance for termination of overlapping headcount, excess facility costs, such as lease reserves and lease termination costs, and moving costs.

(3)
Acquisition related expenses through the nine months ended September 30, 2015 included $1.5 million of external costs related to our acquisitions of eleven aftermarket parts distribution businesses in the Netherlands through the third quarter of 2015. The remaining acquisition related expenses are primarily related to potential acquisitions.

(4)
Acquisition related expenses through the nine months ended September 30, 2014 included external costs primarily related to our acquisitions of seven aftermarket parts distribution businesses in the Netherlands through the third quarter of 2014.

See Note 9, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2015	2014	Change
Depreciation	$65,126	$62,549	$2,577	(1)
Amortization	24,992	24,587	405	(2)
Total depreciation and amortization	$90,118	$87,136	$2,982

(1)
The increase in depreciation expense was a result of increased levels of property and equipment to support our acquisition and organic related growth, partially offset by a decline of $2.5 million attributable to the impact of foreign exchange rates.

(2)
The increase in amortization expense is a result of amortization of intangible assets related to our acquisitions completed since the beginning of the prior year. We recognized $29.1 million of intangibles related to our October 2014 acquisitions of two Specialty businesses. As we amortize customer relationship intangibles on an accelerated basis, amortization expense will be relatively higher in the initial post-acquisition years. Partially offsetting this increase was a decline in amortization of $1.3 million related to the impact of foreign exchange rates.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the nine months ended September 30, 2014	$45,443
(Decrease) increase due to:
Interest expense, net	(3,890)	(1)
Loss on debt extinguishment	(324)	(2)
Change in fair value of contingent consideration liabilities	2,365	(3)
Other income, net	(256)	(4)
Net decrease	(2,105)
Other expense, net for the nine months ended September 30, 2015	$43,338

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

(2)
During the nine months ended September 30, 2014, we incurred a $0.3 million loss on debt extinguishment as a result of our March 2014 amendment to our senior secured credit agreement. We did not incur a similar charge during the current year period.

(3)
During the nine months ended September 30, 2015, we recorded losses of $0.4 million as a result of fair value adjustments to our contingent consideration liabilities, compared to gains of $2.0 million in the prior year period. See Note 6, "Fair Value Measurements" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our contingent payment arrangements.

(4)
The increase in other income, net reflects an increase in customer finance fees of $0.9 million. Offsetting this other income was a net unfavorable impact of $0.7 million due to greater foreign currency transaction losses, including the impact of unrealized mark-to-market losses on foreign currency forward contracts used to hedge the purchase of inventory and, to a lesser extent, unrealized and realized gains and losses on foreign currency transactions for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Provision for Income Taxes. Our effective income tax rate was 34.8% for the nine months ended September 30, 2015, which was consistent with our full year 2014 effective tax rate of 34.7% as our estimate of the geographic distribution of pretax income for 2015 is similar to the actual 2014 allocation.  Our effective income tax rate for the nine months ended September 30, 2014 was 34.0%, which reflected our estimate at the time that our international operations would constitute a greater percentage of the consolidated pretax income than was actually realized in the full year results. We adjusted the tax rate in the fourth quarter of 2014 to recognize the actual geographic allocation.
Equity in Earnings of Unconsolidated Subsidiaries. During the nine months ended September 30, 2015, we recorded an impairment charge of $1.0 million in our equity method investment in a U.K. venture. No tax benefit was recognized related to this charge. Our share of net operating losses in our other equity method investments totaled $3.2 million through the third quarter 2015 compared to $1.2 million during the prior year period.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used through the third quarter of 2014, the pound sterling, euro and Canadian dollar rates used to translate the 2015 statements of income declined by 8.2%, 17.7%, and 13.1%, respectively. The translation effect of the decline of these currencies against the U.S. dollar and realized and unrealized currency losses in the quarter resulted in an approximately $0.03 negative effect on diluted earnings per share relative to the prior year period.

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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Total Segment Revenue	2014	% of Total Segment Revenue	2015	% of Total Segment Revenue	2014	% of Total Segment Revenue
Third Party Revenue
North America	$1,037,130		$1,024,835		$3,127,988		$3,080,090
Europe	511,146		495,776		1,508,325		1,380,663
Specialty	283,456		200,413		807,401		595,180
Total third party revenue	$1,831,732		$1,721,024		$5,443,714		$5,055,933
Total Revenue
North America	$1,037,290		$1,024,967		$3,128,614		$3,080,356
Europe	511,146		495,776		1,508,395		1,380,663
Specialty	284,306		201,007		809,858		596,430
Eliminations	(1,010)		(726)		(3,153)		(1,516)
Total revenue	$1,831,732		$1,721,024		$5,443,714		$5,055,933
Segment EBITDA
North America	$128,506	12.4%	$131,851	12.9%	$416,774	13.3%	$415,139	13.5%
Europe	52,733	10.3%	41,726	8.4%	153,199	10.2%	128,826	9.3%
Specialty	26,075	9.2%	17,977	8.9%	91,677	11.3%	64,137	10.8%
Total Segment EBITDA	$207,314	11.3%	$191,554	11.1%	$661,650	12.2%	$608,102	12.0%
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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North American segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
North America	2015	2014	Organic		Acquisition (1)	Foreign Exchange	Total Change
Parts & services revenue	$914,956	$847,626	5.9%	(2)	3.3%	(1.3)%	7.9%
Other revenue	122,174	177,209	(33.9)%	(3)	3.2%	(0.4)%	(31.1)%
Total revenue	$1,037,130	$1,024,835	(1.0)%		3.3%	(1.1)%	1.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Acquisition related revenue growth reflects the impact of six wholesale businesses and one self service retail operation acquired since the beginning of the third quarter of 2014.

(2)
Approximately 60% of our organic growth in parts and services revenue was due to increased sales volume in our wholesale operations, with the remainder of our organic growth resulting from higher prices. In our salvage operations, we shifted our vehicle purchasing to higher quality vehicles beginning in the prior year third quarter, which increased the average revenue per part sold. The revenue growth from pricing also reflects, to a lesser extent, increased net prices to customers in our aftermarket product lines.

(3)
Approximately $51 million of the $60 million organic decline in other revenue was a result of lower prices received from the sale of scrap and other metals. This was primarily due to lower prices from the sale of crushed auto bodies, which fluctuate based on steel prices. Lower sales volumes were responsible for the remaining decline, primarily due to fewer vehicles processed relative to the prior year third quarter. In August, we sold our precious metals processing business. We will continue to generate revenue from the precious metals in the catalytic converters removed from salvage vehicles, but the other metals business, which represented $21 million in revenue through September 30, 2015, will not generate revenue going forward.

Segment EBITDA. Segment EBITDA decreased $3.3 million, or 2.5%, in the third quarter of 2015 compared to the prior year third quarter. The decline in scrap steel and other metals prices as described in the revenue section above had a negative quarter over quarter impact of $7.2 million on North American Segment EBITDA and a $0.02 negative effect on diluted earnings per share relative to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North American segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2014	12.9%
Increase (decrease) due to:
Change in gross margin	0.3%	(1)
Change in segment operating expenses	(1.0)%	(2)
Change in other income, net	0.2%
Segment EBITDA for the three months ended September 30, 2015	12.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects a 0.3% improvement in gross margin primarily as a result of a 0.2% favorable mix impact resulting from more revenue being derived from our wholesale operations, which relative to our self service operations have higher gross margin percentages during periods when scrap and other metal prices decline.

(2)
The decrease in segment operating expenses was primarily the result of the negative impact on operating leverage caused by the decline in other revenue as a result of lower scrap steel and metal prices. In periods of falling scrap and other revenue, we do not experience a commensurate decline in operating expenses as we have few variable costs associated with the sale of scrap and other metals. Excluding the 1.3% impact of the decline in other revenue due to lower scrap and other metal prices, segment operating expenses improved by 0.3%, which is primarily the result of a 0.4% decline in fuel costs due to favorable fuel pricing compared to the prior year quarter.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our European segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Europe	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$510,279	$495,300	7.2%	5.7%	(9.9)%	3.0%
Other revenue	867	476	21.3%	67.8%	(6.9)%	82.2%
Total revenue	$511,146	$495,776	7.2%	5.8%	(9.9)%	3.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 10.1%, while in our continental European operations, parts and services revenue grew 0.3%, resulting in net organic revenue growth of 7.2% over the prior year.

Our organic revenue growth in the U.K., which resulted from higher sales volumes, was composed of a 6.2% increase in revenue from stores open more than 12 months and a 3.9% increase from revenue generated by 33 branch openings since the beginning of the prior year third quarter through the one year anniversary of their respective opening dates.

(2)
Includes $21.9 million from our acquisitions of 13 distribution companies in the Netherlands completed since the beginning of the prior year third quarter through the one year anniversary of acquisition.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $49 million, or 9.9%, primarily due to the strengthening U.S. dollar against both the pound sterling and euro relative to the third quarter of 2014. Based on exchange rates through October 2015 and projections for the remainder of the year, we expect there will be a negative effect on revenue growth for the remainder of 2015 as a result of foreign currency exchange movements.

Segment EBITDA. Segment EBITDA increased $11.0 million, or 26.4%, in the third quarter of 2015 compared to the prior year third quarter. Our European Segment EBITDA includes a negative quarter over quarter impact of $3.7 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced in the third quarter of 2014. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $14.7 million, or 35%, compared to the prior year third quarter. Our European Segment EBITDA for the third quarter of 2015 also reflects foreign exchange transaction gains of $1.0 million over the prior year quarter. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the third quarter of 2015.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our European segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2014	8.4%
Increase due to:
Change in gross margin	2.6%	(1)
Change in segment operating expenses	(0.9)%	(2)
Change in other income, net	0.2%
Segment EBITDA for the three months ended September 30, 2015	10.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects improvement of 1.3% in our continental European operations resulting from (i) a non-recurring decrease in gross margins in 2014 caused by the acquisitions of seven of our distributor customers and (ii) internalizing of the incremental gross margin generated by our acquired distributors. Also, gross margins in our U.K. operations improved by 1.2% as a result of a reduction in the net price paid for the purchase of aftermarket products.

(2)
The increase in segment operating expenses primarily reflects higher selling, general and administrative expenses in our UK operations as a result of higher personnel costs to support the growth of the business, including our e-commerce development. Our facility costs have a net immaterial effect as (i) increases in the UK operation as a result of additional space requirements in advance of the opening of a new distribution center expected in 2016 offset (ii) decreases in our continental Europe operations due to realization of synergies with personnel expenses as a result of our acquisitions.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Specialty	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$283,456	$200,413	10.0%	33.9%	(2.5%)	41.4%
Other revenue	—	—	—%	—%	—%	—%
Total revenue	$283,456	$200,413	10.0%	33.9%	(2.5%)	41.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	The growth in organic revenue was primarily due to increased sales volumes as a result of favorable economic conditions.

(2)	The acquisition related growth reflects the impact of two Specialty businesses acquired in the fourth quarter of 2014 in addition to the acquisition of Coast on August 19, 2015.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by 2.5%, primarily due to the strengthening U.S. dollar against the Canadian dollar in the third quarter of 2015 compared to the third quarter of 2014.

Segment EBITDA. Segment EBITDA increased $8.1 million, or 45.0%, in the third quarter of 2015 compared to the prior year third quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2014	8.9%
(Decrease) increase due to:
Change in gross margin	(1.2)%	(1)
Change in segment operating expenses	1.5%	(2)
Segment EBITDA for the three months ended September 30, 2015	9.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin reflects a 1.0% increase in inventory costs, 0.3% of which we believe are temporary as we complete our integration plans and an unfavorable margin impact of 0.5% due to unfavorable customer pricing. These negative effects on gross margin were partially offset by a favorable mix effect of 0.4% resulting from a shift toward higher margin product lines.

(2)
Reflects a reduction in selling, general and administrative expenses as a percentage of revenue of 1.3% primarily as a result of integration synergies. Distribution expenses also declined 0.7% due to (i) favorable fuel pricing compared to the prior year third quarter of 0.5%, (ii) logistics synergies as we leverage our North American distribution network for the delivery of specialty products of 0.1%, and (iii) favorable headcount related expenses of 0.3% offset by (iv) higher freight costs of 0.2% driven by higher use of third-party freight to handle increased volumes as well as sales related to our October 2014 acquisition of a supplier of parts for recreational vehicles, which are all shipped via third party carriers. Facility and warehouse expenses increased 0.5% resulting from higher personnel expenses with higher headcount needed to support distribution center volume.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North American segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
North America	2015	2014	Organic		Acquisition (1)	Foreign Exchange	Total Change
Parts & services revenue	$2,745,448	$2,579,598	5.6%	(2)	1.9%	(1.0)%	6.4%
Other revenue	382,540	500,492	(24.5)%	(3)	1.3%	(0.3)%	(23.6)%
Total revenue	$3,127,988	$3,080,090	0.7%		1.8%	(0.9)%	1.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The acquisition growth in parts and services revenue reflects the impact of 13 wholesale businesses and 3 self service retail operations acquired since the beginning of 2014 up to the one year anniversary of the acquisition date.

(2)
Approximately half of our organic growth in parts and services revenue was due to increased net pricing in our wholesale operations. In the third quarter of 2014, we shifted our salvage vehicle purchasing to higher quality vehicles, which increased the average revenue per part sold during through the third quarter of 2015. In our aftermarket operations, we increased our net prices to customers compared to the comparable period in the prior year. The remainder of our organic growth in parts and services revenue was primarily due to increased sales volumes in our salvage operations.

(3)
Approximately $100 million of the $122 million organic decline in other revenue was a result of lower prices received from the sale of scrap and other metals. This was primarily due to lower prices from the sale of crushed auto bodies, which fluctuate based on steel prices. Lower sales volumes were responsible for the remaining decline, primarily due to fewer vehicles processed relative to the prior year period.

Segment EBITDA. Segment EBITDA increased $1.6 million, or 0.4%, through the third quarter of 2015 compared to the comparative period in the prior year. The decline in scrap steel and other metals prices as described in the revenue section above had a negative year over year impact of $22.0 million on North American Segment EBITDA and a $0.05 negative effect on diluted earnings per share relative to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North American segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2014	13.5%
Increase (decrease) due to:
Change in gross margin	0.2%	(1)
Change in segment operating expenses	(0.4)%	(2)
Segment EBITDA for the nine months ended September 30, 2015	13.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflects a 0.1% favorable impact from our aftermarket product lines and a 0.1% favorable mix impact due to more revenue derived from our wholesale operations. In our aftermarket products, we improved our gross margin through increases in net prices to our customers. Despite the continued decline in scrap and other metal prices, margins in our self service operations have stayed consistent year over year, resulting from the continued effort to purchase higher quality cars that will yield more parts revenue per vehicle to offset the loss in scrap and other metal revenue.

(2)
The decline in segment operating expenses was primarily the result of the negative impact on operating leverage caused by the decrease in other revenue related to the declining prices of scrap steel and other metals. In periods of falling scrap revenue, we do not experience a commensurate decline in operating expenses as we have few variable costs associated with the sale of scrap and other metals. Excluding the 0.9% impact of the decline in scrap steel and other metals on other revenue, segment operating expenses improved by 0.5%, which is primarily the result of a 0.4% decline in distribution expenses due to a reduction in fuel costs.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our European segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Europe	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,505,106	$1,378,975	10.2%	9.7%	(10.8)%	9.1%
Other revenue	3,219	1,688	25.5%	73.4%	(8.2)%	90.7%
Total revenue	$1,508,325	$1,380,663	10.3%	9.7%	(10.7)%	9.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 12.7%, while in our continental European operations, parts and services revenue grew organically by 3.6%, resulting in net organic revenue growth of 10.2% over the prior year. Our organic revenue growth in the U.K., which resulted from higher sales volumes, was composed of a 7.8% increase in revenue from stores open more than 12 months and a 5% increase from revenue generated by 53 branch openings since the beginning of the prior year through the one year anniversary of their respective opening dates. Organic revenue growth in our continental European operations was primarily due to the opening of a new warehouse location in France in 2014 and, to a lesser extent, growth in our Belgian market.

(2)
Acquisition related growth primarily includes $111.6 million from our acquisitions of 18 distribution companies in the Netherlands completed since the beginning of 2014 through the one year anniversary of acquisition.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $148.4 million, or 10.8%, primarily due to the strengthening U.S. dollar against both the pound sterling and euro relative to the first three quarters of 2014. Based on exchange rates through October 2015 and projections for the remainder of the year, we expect there will be a negative effect on revenue growth for the remainder of 2015 as a result of foreign currency exchange movements.

Segment EBITDA. Segment EBITDA increased $24.4 million, or 18.9%, through the third quarter of 2015 compared to the comparative period in the prior year. Our European Segment EBITDA includes a negative year over year impact of $13.2 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced through the third quarter of 2014. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $37.6 million, or 29.1%, compared to the prior year third quarter. Our European Segment EBITDA through the third quarter of 2015 also reflects an increase in foreign exchange transaction losses of $0.6 million as compared to the prior year period. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the nine months ended September 30, 2015.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our European segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2014	9.3%
Increase (decrease) due to:
Change in gross margin	1.2%	(1)
Change in segment operating expenses	(0.3)%	(2)
Change in other expenses	(0.1)%
Segment EBITDA for the nine months ended September 30, 2015	10.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects improvement of 0.4% in our UK operations, primarily as a result of a reduction in direct costs and 0.7% in our continental European operations as a result of internalizing incremental gross margin from our 2014 acquisitions of seven Netherlands distributors.

(2)
The decline in segment operating expenses reflects higher selling, general and administrative expenses of 0.7% in our UK operations as a result of higher personnel costs to support the growth of the business, including our e-commerce business. Distribution costs improved over to the prior year period by 0.3% due to internalizing previously outsourced delivery expenses as well as lower fuel costs.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Specialty	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$807,401	$595,180	7.7%	30.0%	(2.0%)	35.7%
Other revenue	—	—	—%	—%	—%	—%
Total revenue	$807,401	$595,180	7.7%	30.0%	(2.0%)	35.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Organic growth in Specialty parts and services revenue reflects increased sales volumes as a result of favorable economic conditions.

(2)	Acquisition related growth reflects the impact of two Specialty businesses acquired in the fourth quarter of 2014 in addition to the acquisition of Coast on August 19, 2015.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by 2%, primarily due to the strengthening U.S. dollar against the Canadian dollar through the third quarter of 2015 compared to the comparative period in the prior year.

Segment EBITDA. Segment EBITDA increased $27.5 million, or 42.9%, through the third quarter of 2015 compared to the same period in the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2014	10.8%
(Decrease) increase due to:
Change in gross margin	(0.8)%	(1)
Change in segment operating expenses	1.3%	(2)
Segment EBITDA for the nine months ended September 30, 2015	11.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Our acquisition of a supplier of parts for recreational vehicles completed in the fourth quarter of 2014 resulted in a 0.6% decline in gross margin compared to the same period in the prior year. Compared to our existing Specialty business, this acquisition realizes lower gross margins than our other specialty product sales. The remaining decline in gross margin reflects an increase of 0.7% in inventory costs, most of which we expect to be temporary as integration plans are completed, offset by 0.5% for favorable product mix toward higher margin product lines, particularly truck and off road products due to improved economic conditions.

(2)
The decline in operating expenses reflects a reduction in selling, general and administrative expenses as a percentage of revenue of 0.8% primarily as a result of integration synergies. Distribution expenses decreased 0.8% due to (i) favorable fuel pricing compared to the same period in the prior year of 0.7%, ii) logistics synergies as we leverage our North American distribution network for the delivery of specialty products of 0.6%, offset by (iii) higher freight costs of 0.6% driven by higher use of third-party freight to handle increased volumes as well as sales related to our October 2014 acquisition of a supplier of parts for recreational vehicles, which are all shipped via third party carriers. We expect to realize additional integration synergies during the remainder of 2015 and into the first half of 2016 as we continue to rationalize our facilities within this segment. Offsetting these decreases was an increase in facility and warehouse expenses of 0.3% as a result of higher headcount due to increased volumes in our distribution centers.

2015 Outlook
We estimate that full year 2015 net income and diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses, and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities) and loss on debt extinguishment, will be in the range of $428 million to $442 million and $1.39 to $1.44, respectively.
Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014
Cash and equivalents	$137,086	$114,605	$244,646
Total debt	1,607,230	1,864,562	1,898,041
Net debt (total debt less cash and equivalents)	1,470,144	1,749,957	1,653,395
Current maturities	37,174	63,515	72,908
Capacity under credit facilities (1)	1,947,000	1,947,000	1,947,000
Availability under credit facilities (1)	1,310,517	1,127,810	1,113,276
Total liquidity (cash and equivalents plus availability under credit facilities)	1,447,603	1,242,415	1,357,922
(1) Includes our revolving credit facilities, our receivables securitization facility, and letters of credit.
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
As of September 30, 2015, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in May 2019, composed of $450 million in term loans ($416 million outstanding at September 30, 2015) and $1.85 billion in revolving credit ($475 million outstanding at September 30, 2015), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•
Receivables securitization facility with availability up to $97 million ($90 million outstanding as of September 30, 2015), maturing in October 2017 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as our March 2014 amendment to our senior secured credit facilities and our September 2014 amendment to our receivables securitization facility. Our financing structure, which includes our senior secured credit facilities, senior notes, and receivables securitization facility, provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of September 30, 2015, we had approximately $1.3 billion available under our credit facilities. Combined with approximately $137 million of cash and equivalents at September 30, 2015, we had approximately $1.4 billion in available liquidity, an increase of $205 million over our available liquidity as of December 31, 2014. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we currently have adequate capacity, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or CDOR, depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at September 30, 2015 was 2.12%. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 3.05% at September 30, 2015. Cash interest payments were $35.4 million for the nine months ended September 30, 2015, including a $14.2 million semi-annual interest payment related to our senior notes. The semi-annual interest payments on our senior notes are made in May and November each year, and began in November 2013. We had outstanding credit agreement borrowings of $0.9 billion and $1.1 billion at September 30, 2015 and December 31, 2014, respectively. Of these amounts, $22.5 million was classified as current maturities at both September 30, 2015 and December 31, 2014. We have scheduled repayments of $5.6 million each quarter on the term loan through its maturity in May 2019, but no other significant principal payments on our credit facilities prior to the maturity of the receivables securitization program in October 2017. In addition to the repayments under our credit facilities, we will make payments on notes payable and other debt totaling $14.7 million in the next 12 months, the majority of which is for payments on notes payable issued in connection with acquisitions.
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of September 30, 2015.
As of September 30, 2015, the Company had cash of $137 million, of which $87 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resort to repatriation of foreign earnings.
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
The following table sets forth a summary of our aftermarket inventory procurement for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
North America	$251,200	$229,000	$22,200	$740,800	$725,000	$15,800	(1)
Europe	306,412	290,588	15,824	830,976	799,870	31,106	(2)
Specialty	189,710	145,357	44,353	564,176	440,085	124,091	(3)
Total	$747,322	$664,945	$82,377	$2,135,952	$1,964,955	$170,997

(1)
In North America, we accelerated our aftermarket inventory purchases in the fourth quarter of 2014 in anticipation of potential labor issues at West Coast ports in the U.S., leading to growth in the year-end inventory balance. As a result, our aftermarket inventory purchases in the first half of 2015 fell below 2014 levels. During the third quarter, we increased our aftermarket inventory purchases above the prior year levels as a result of an increase in sales and the depletion of the inventory acquired in the fourth quarter of 2014. For the nine months ended September 30, 2015, our North American purchases were $15.8 million higher than the prior year period.

(2)
In our European segment, our acquisitions of the Netherlands distributors in 2014 and the first nine months of 2015 contributed incremental inventory purchases of $4.9 million and $41.6 million during the three and nine months ended September 30, 2015, respectively; however, the greater purchase levels resulting from these acquisitions were offset by the devaluation of the pound sterling and euro compared to the prior year period.

(3)
The increases in Specialty aftermarket inventory purchases of $44.4 million and $124.1 million during the three and nine months ended September 30, 2015, respectively, were related to our October 2014 acquisition of a supplier of parts for recreational vehicles as well as overall growth in the Specialty business.

The following table sets forth a summary of our salvage and self service procurement for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Wholesale salvage cars and trucks	71,000	72,000	(1.4)%	216,000	215,000	0.5%
Self service and "crush only" cars	128,000	134,000	(4.5)%	359,000	397,000	(9.6)%	(1)

(1)
Compared to the prior year periods we reduced our purchases of lower cost self service and "crush only" cars as prices demanded for vehicles in certain markets exceeded our acceptable cost given the prices of scrap and other metals.

Net cash provided by operating activities totaled $491.3 million for the nine months ended September 30, 2015, compared to $322.6 million during the nine months ended September 30, 2014. During the first nine months of 2015, our EBITDA increased by $48.3 million compared to the first nine months of 2014, due to both acquisition related growth and organic growth. Cash inflows for our primary working capital accounts (receivables, inventory and payables) totaled $5 million during the nine months ended September 30, 2015, compared to a $123.5 million cash outflow during the comparable period in 2014. As discussed above, we increased our North American aftermarket inventory purchases in the fourth quarter of 2014 in anticipation of port issues in the U.S., which resulted in higher inventory balances at the end of 2014. Additionally, our North American operations experienced higher sales volumes in the first nine months of 2015 compared to the prior year period. As a result, we reflected net cash inflows from inventory in the first nine months of 2015 compared to cash outflows for inventory in the first nine months of 2014. Our European operations maintained relatively higher receivables balances throughout the current year period as a result of stronger year-over-year sales in the fourth quarter of 2014; this resulted in lower growth in receivables balances, and therefore lower cash outflows for receivables in the current year period. Cash flows related to our primary working capital accounts can be volatile as purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year.
Net cash used in investing activities totaled $253.8 million for the nine months ended September 30, 2015, compared to $749.9 million during the nine months ended September 30, 2014. We invested $157.4 million of cash, net of cash acquired, in business acquisitions during the nine months ended September 30, 2015 compared to $650.6 million for business acquisitions in the comparable period in 2014, which included $427.1 million for our Keystone Specialty acquisition. Property and equipment purchases were $99.6 million in the nine months ended September 30, 2015 compared to $100.2 million in the comparable period in 2014. During the nine months ended September 30, 2015, cash provided by other investing activities, net was $3.2 million as a result of disposals of fixed assets with the proceeds totaling $10.9 million, which was primarily offset by a $7.5 million payment to increase our investment in ACM Parts. During the nine months ended September 30, 2014, we paid $2.2 million for investments in unconsolidated subsidiaries.
Net cash used in financing activities totaled $212.9 million for the nine months ended September 30, 2015, compared to $523.4 million in net cash provided by financing activities during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, net repayments under our credit facilities were $173.4 million compared to net borrowings of $571.8 million during the nine months ended September 30, 2014. Compared to the prior year period, our cash investment in acquisitions was lower, and therefore, we used the excess cash generated by operations to repay outstanding amounts under our revolving credit facilities. The greater borrowings during the first nine months of 2014 reflect $370 million of revolver borrowings and $80 million of borrowings under our receivables facility used to finance the acquisition of Keystone Specialty. Our March 2014 amendment of our credit facilities generated $11.3 million in additional term loan borrowings, which were used to pay $3.7 million in debt issuance costs related to the amendment, as well as to repay outstanding revolver borrowings. In the nine months ended September 30, 2015, we paid $7.4 million for taxes related to net share settlements of stock-based compensation awards; no such payments occurred in 2014. During the first nine months of 2014, we made a payment of $44.8 million ($39.5 million included in financing cash flows and $5.3 million included in operating cash flows) for the final earnout period under the contingent payment agreement related to our 2011 ECP acquisition. Cash generated from exercises of stock options provided $7.5 million and $6.5 million in the nine months ended September 30, 2015 and September 30, 2014, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $13.7 million and $14.5 million in the nine months ended September 30, 2015 and September 30, 2014, respectively. During the first nine months of 2014, we paid $20.0 million related to the settlement of a foreign currency forward contract; no such payment occurred during the first nine months of 2015.
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
2015 Outlook
We estimate that our capital expenditures for 2015, excluding business acquisitions, will be between $135 million and $150 million. We expect to use these funds for several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2015 will be between $525 million and $550 million.

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
As of September 30, 2015, we held six interest rate swap contracts representing a total of $420 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2015 through December 2016. On October 15, 2015 an interest rate swap contract for $250 million of U.S. dollar denominated notional amount debt expired. Excluding this swap contract, we have 30% of our variable rate debt under our credit facilities at fixed rates at September 30, 2015 compared to 47% at December 31, 2014. The fair market value of our remaining swap contracts was a net liability of $2.2 million. The values of such contracts are subject to changes in interest rates.
At September 30, 2015, excluding the expired contract, we had $717 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $7.2 million over the next twelve months.
The proceeds of our May 2013 senior notes offering were used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, we entered into euro-denominated and pound sterling-denominated intercompany notes, which incurred transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, we entered into foreign currency forward contracts. The gains or losses from the remeasurement of these contracts were recorded to earnings to offset the remeasurement of the related notes. These foreign currency forward contracts were settled as of December 31, 2014. While there are no such forward contracts outstanding as of September 30, 2015, we may enter into additional foreign currency forward contracts from time to time to mitigate the impact of fluctuations in exchange rates on similar intercompany financing transactions.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at September 30, 2015 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.

Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 32.9% of our revenue during the nine months ended September 30, 2015. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and operating income for the nine months ended September 30, 2015.
Other than with respect to our intercompany transactions denominated in euro and pound sterling and a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of September 30, 2015, we had amounts outstanding under our revolving credit facilities of €251.9 million, £63.3 million, and CAD $130.4 million.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes and there is no guarantee that the car costs will decrease at the same rate as the metal prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in operating margin. Scrap metal and other metal prices declined in the third quarter of 2015 and have decreased 39% since the fourth quarter of 2014. As of September 30, 2015, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business. The notional amount and fair value of these forward contracts at September 30, 2015 were immaterial.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2015.

LKQ CORPORATION

/s/ DOMINICK ZARCONE
Dominick Zarcone
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)