Form 10-K
period 2015-12-31
LKQ CORP
filed 2016-02-25
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $9.1 billion (based on the closing sale price on the NASDAQ Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 19, 2016 was 306,204,125.
Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2016, described in Part III hereof, are incorporated by reference in this report.

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

•	increasing competition in the automotive parts industry;

•	fluctuations in the pricing of new original equipment manufacturer (“OEM”) replacement products;

•	changes in the level of acceptance and promotion of alternative automotive parts by insurance companies and auto repairers;

•	changes to our business relationships with insurance companies or changes by insurance companies to their business practices relating to the use of our products;

•	our ability to identify sufficient acquisition candidates at reasonable prices to maintain our growth objectives;

•	our ability to integrate, realize expected synergies, and successfully operate acquired companies and any companies acquired in the future, and the risks associated with these companies;

•
restrictions or prohibitions on selling certain aftermarket products to the extent OEMs seek and obtain more design patents than they have in the past and are successful in asserting infringement of these patents and defending their validity;

•	variations in the number of vehicles sold, vehicle accident rates, miles driven, and the age profile of vehicles in accidents;

•	fluctuations in the prices of fuel, scrap metal and other commodities;

•	changes in state or federal laws or regulations affecting our business;

•	higher costs and the resulting potential inability to service our customers to the extent that our suppliers decide to discontinue business relationships with us;

•	price increases, interruptions or disruptions to the supply of vehicle parts from aftermarket suppliers and from salvage auctions;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	the risks associated with operating in foreign jurisdictions, including foreign laws and economic and political instabilities;

•	declines in the values of our assets;

•	additional unionization efforts, new collective bargaining agreements, and work stoppages;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	interruptions, outages or breaches of our operational systems, security systems, or infrastructure as a result of attacks on, or malfunctions of, our systems;

•	product liability claims by the end users of our products or claims by other parties who we have promised to indemnify for product liability matters;

•	costs associated with recalls of the products we sell;

•	inaccuracies in the data relating to our industry published by independent sources upon which we rely;

•	currency fluctuations in the U.S. dollar, pound sterling and euro versus other currencies;

•	our ability to obtain financing on acceptable terms to finance our growth; and

•	our ability to satisfy our debt obligations and to operate within the limitations imposed by financing agreements.
Other matters set forth in this Annual Report may also cause our actual future results to differ materially from these forward-looking statements, including the risk factors set forth in Item 1A of this Annual Report. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

ITEM 1.     BUSINESS
OVERVIEW
LKQ Corporation ("LKQ" or the "Company") is a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, as well as specialty vehicle products and accessories.
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
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the U.S. and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom and the Benelux region (Belgium, Netherlands, & Luxembourg) of continental Europe. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. With our 2014 acquisition of Keystone Automotive Holdings, Inc. (“Keystone Specialty”), we are also a leading distributor of specialty vehicle products and accessories reaching most major markets in the U.S. and Canada.
We are organized into four operating segments: Wholesale - North America; Europe; Specialty; and Self Service. We aggregate our Wholesale - North America and Self Service operating segments into one reportable segment, North America, resulting in three reportable segments: North America, Europe and Specialty. See Note 13, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for financial information by reportable segment and by geographic region.

HISTORY
LKQ was initially formed in 1998 through the combination of a number of wholesale recycled products businesses located in Florida, Michigan, Ohio and Wisconsin. We subsequently expanded through internal development and over 220 acquisitions of aftermarket, recycled, refurbished, and remanufactured product suppliers and manufacturers; self service retail businesses; and specialty vehicle aftermarket equipment and accessories suppliers. Our most significant acquisitions include:

•
2007 acquisition of Keystone Automotive Industries, Inc., which, at the time of acquisition, was the leading domestic distributor of aftermarket products, including collision replacement products, paint products, refurbished steel bumpers, bumper covers and alloy wheels.

•
2011 acquisition of Euro Car Parts Holdings Limited ("ECP"), a vehicle mechanical aftermarket parts distribution company operating in the United Kingdom. This acquisition allowed us to expand our operations into the European automotive aftermarket business.

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

•
On December 22, 2015, LKQ announced that it has signed a definitive agreement to acquire the holding company of Rhiag-Inter Auto Parts Italia S.p.A (“Rhiag”), a leading pan-European business-to-business distributor of aftermarket spare parts for passenger cars and commercial vehicles. Rhiag has operations in Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. The transaction is expected to be completed in the first half of 2016 and is subject to customary closing conditions and necessary regulatory approvals.

Further information regarding our acquisitions is included in Note 8, "Business Combinations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
STRATEGY
We are focused on creating economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products, and by expanding into other product lines and businesses that may benefit from our operating strengths. We believe a supply network with a broad inventory of quality alternative collision and mechanical repair products, specialty vehicle aftermarket products, high fulfillment rates, and superior customer service provides us with a competitive advantage.
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
In our European operations, we will continue to develop our existing branch networks in the U.K. and Benelux markets and add locations where needed. In the U.K., we have undertaken a major project to expand our distribution capabilities in Tamworth. This project is expected to be completed in 2018. Between now and completion, we will incur some duplicate operating and other start-up costs, which may be material, as a result of having multiple warehouses during the build out phase. In the Benelux markets, we will continue the integration of the distributor acquisitions we have completed in that market and look for further expansion opportunities. We continue to look for opportunities to lever our growing presence in Europe through reduced cost of goods purchased and a lower total cost structure. Over time we anticipate further integration of our European operations as we optimize purchasing, cataloging, logistics and back-office functions. Assuming we are successful in our acquisition of Rhiag, we expect to follow similar strategies in its respective markets.
Sources of high quality, reliable alternatives to OEM products are important to insurance companies and to our direct customers as they seek to control repair costs. Lower parts costs and quicker completion of orders save money and reduce repair times. We believe that we provide customers (and indirectly, insurance companies) with a value proposition that includes high quality products at a lower cost than new OEM products, extensive product availability due to our expansive distribution network, responsive service, and quick delivery. The breadth of our alternative parts offerings allows us to serve as a "one-stop" solution for our customers looking for the most cost effective way to provide quality repairs. In order to execute this strategy and build on our progress thus far, we will continue to seek to expand into new markets, and to improve penetration both organically and through acquisitions.
Similarly in our Specialty operations, the supplier base for the specialty vehicle aftermarket parts and accessories market is highly fragmented, typically consisting of suppliers that are small to medium-sized, independent businesses that focus on a narrow product or market niche. While our Specialty operations had an extensive distribution network already in place, we integrated the distribution network for our North American and Specialty operations to create synergies and efficiencies with our existing infrastructure. We believe this provides added value to our customers through a broader product offering and more efficient distribution process.
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
We are attempting to utilize a similar strategy in Europe with our acquisitions of ECP, Sator and certain of Sator's distributors. These companies have a national presence in their respective countries, and we are working to integrate the operations to take advantage of shared procurement, warehousing and product offerings.
Strong business relationships
We have developed business relationships with key constituents, including automobile insurance companies, suppliers and other industry participants in North America, the United Kingdom, and the Netherlands. Insurance companies, as payers for most collision repairs, help drive demand, and take active roles in the selection of alternative replacement products for vehicle repairs in order to minimize the repair portion of the claims costs and reduce repair time. The use of our products lowers the cost of repairs, decreases the time required to return the repaired vehicle to the customer, and provides a replacement product that is of high quality and comparable performance to the part replaced, all of which are favorable to insurance companies.

Because of their importance to the process, we have formed relationships with certain insurance companies in North America for which we are designated a preferred products supplier.
Within our North American Segment, we provide quality assurance programs that offer additional product support to automobile insurance companies. These product support programs identify specific subsets of aftermarket products by vendor and product type that can be used in the repair of vehicles that these companies insure. The programs typically offer aftermarket products that have been produced by manufacturers certified by a third party testing lab. We may provide additional validation of the quality of the products beyond our standard warranties, and identification details that make the products traceable back to a manufacturer's specific production run.
Broad product offering
The breadth and depth of our inventory across all of our operating segments reinforces LKQ's ability to provide a "one-stop" solution for our customers' alternative vehicle replacement, maintenance, and specialty vehicle product needs. Customers place a high value on the availability of a broad range of vehicle replacement products. Historically, in our North American operations, we have been able to provide the collision and mechanical repair industry with premium products at costs typically 20% to 50% below new OEM replacement products. The availability of alternative products means that vehicles can be repaired with lower parts costs, and in some instances, reduced labor costs. In fact, many insurance companies in North America will not authorize the use of higher cost, new OEM replacement products if alternative products are available because the use of alternative products provides insurers a method to manage and reduce total repair costs. Some insurance companies designate us as a preferred supplier for their affiliated repair shops because of our ability to provide these products. With our distribution network and extensive range of products, we believe we are the only supplier that is able to support the insurance industry in this manner. We leverage this same distribution network to provide a broad offering of specialty vehicle aftermarket products and accessories used to customize or enhance the performance, handling or appearance of new or used vehicles. Additionally, we believe we are well-positioned in Europe to continue developing our distribution network of a broad offering of vehicle replacement products to support mechanical repair shops in that market.
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
In Europe, we use a number of systems to manage our business. These systems assist with our purchasing, inventory management, order fulfillment, logistics, and other business functions at each location. Our systems allow customers to review our inventory and make purchases, and in many cases assist our customers with locating the appropriate part for repairs.

In our Specialty operations, we believe a focus on technology allows us to develop our business processes and enhance the customer experience. Our inventory forecasting systems help us ensure that the correct product is stocked in the right place to meet customer demand. Our warehousing and logistics systems help us deliver products to customers across the U.S. and Canada. Our online catalogs offer industry leading product information across all segments of automotive and recreational vehicle ("RV") aftermarket parts and accessories and allow customers to search, compare, and order products based upon the specifications of a vehicle. Furthermore, enhancements to our phone systems allow us to improve our customer support capability and the overall customer experience.

NORTH AMERICA SEGMENT
Wholesale Automotive Products
Our wholesale automobile product operations in North America are organized by geographic regions serving the U.S. and Canada that sell all five product types (aftermarket, recycled, remanufactured, refurbished and OEM parts) to professional collision and mechanical automobile repair businesses. Our combined distribution channels for our alternative parts offerings leverage our facility and warehouse costs and improve local product availability by locating multiple product operations together. Our aftermarket product operations may include a combination of sales, warehousing and distribution functions, and in many cases will be co-located with our refurbishing operations. Our wholesale recycling operations typically have processing, sales, distribution and administrative operations on site, indoor and outdoor storage areas, and include a large warehouse with multiple bays to dismantle vehicles. Our engine remanufacturing operations are conducted primarily at our facilities in Mexico as well as the U.S., with sales, warehousing and distribution operations in the U.S. As of December 31, 2015, our North American wholesale operations conducted business from 348 facilities.
Wholesale Aftermarket Products
Our 2015 sales included more than 110,000 SKUs of aftermarket automotive products, excluding refurbished products, for the most common models of domestic and foreign automobiles and light trucks, primarily for the repair of vehicles three to twelve years old. Our principal aftermarket product types consist of those most frequently damaged in collisions, including bumper covers, automotive body panels and lights. We also distribute paint and other materials used in repairing damaged vehicles, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by us are purchased from numerous suppliers in the U.S. and Canada.
We expanded our wholesale aftermarket operations through the acquisition of PartsChannel, Inc. (“Parts Channel”) in July 2015. At the time of acquisition, Parts Channel was one of the leading domestic distributors of aftermarket products, including collision replacement products.
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
LKQ is certified under the NSF International Automotive Parts Distributor Certification Program, which addresses the needs of collision repair shops and insurers by maintaining quality management systems to address part traceability, service and quality. This certification program complements the existing parts certification program with NSF under which a broad range of automotive replacement parts are certified by NSF. Many major insurance companies have adopted policies recommending or requiring the use of products certified by CAPA or NSF. A number of CAPA and NSF certified products are also marketed under the Platinum Plus brand.
Procurement of Inventory
The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in the U.S., Taiwan, and China. In 2015, approximately 29% of our aftermarket purchases were made from our top four vendors, with our largest vendor providing approximately 11% of our annual inventory purchases. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 5% of our supply of aftermarket products in 2015. We purchased approximately 54% of our aftermarket products in 2015 directly from manufacturers in Taiwan and other Asian countries. Approximately 45% of our aftermarket products were purchased from vendors located in the U.S. and Canada; however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries. We have business arrangements with manufacturers to produce certain of our products. These agreements automatically renew for additional 12 month periods unless written notice is given. While we compete with other distributors for production capacity, we believe that our sources of supply and our relationships with our suppliers are satisfactory.
We usually receive orders from domestic suppliers within ten days from the date ordered. Foreign orders typically are shipped in sea containers directly to certain of our aftermarket locations, and are received within 30 to 55 days from the date ordered. We operate an aftermarket parts warehouse in Taiwan that aggregates inventory from certain of our vendors for shipment to our North American locations. As of December 31, 2015, we operated 24 regional hubs and three distribution centers, which act as sources for our warehouse locations that do not receive containers directly and serve as redistribution centers for our operations.
Wholesale Recycled Products
Our recycled products include engines, transmissions, door assemblies, sheet metal products such as trunk lids, fenders and hoods, lights, and bumper assemblies. Some insurance companies mandate that the recycled products must be of the same model year or newer as the vehicle being repaired. As a result, the majority of the products we sell are from vehicles not more than ten years of age. Installing recycled products often means that collision shops not only save on product cost, but, because several products may come pre-assembled, the shops are also able to reduce labor costs.
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
The availability and pricing of the salvage vehicles we procure for our wholesale recycled product operations may be impacted by a variety of factors, including the production level of new vehicles and the portion of damaged vehicles declared total losses. Over the past several years, the frequency with which vehicles are declared total losses has increased as a result¸ we believe, of the rise in repair costs relative to vehicle replacement cost and salvage vehicle prices. In 2000, approximately 9% of accident claims resulted in a total loss; by 2014, this percentage increased to almost 14%, with more than 70% of these total losses being declared for vehicles aged seven years or older. Additionally, sales of new vehicles have increased since 2010 and are projected to continue to increase over the next 3 years, which should result in a greater volume of salvage vehicles at auction.
In 2015, we acquired 287,000 salvage vehicles for our wholesale recycled product operations, primarily from salvage auctions. Prior to the scheduled auction date, our salvage buyers may preview the auctions online to investigate the vehicles to be sold and determine our interest in buying them. They obtain key information such as the model and mileage, and perform visual damage assessments to determine which parts on the targeted vehicles are recyclable. With the data from this preview, we deploy a bidding system that performs a valuation calculation for each vehicle. In order to recommend a maximum bid price, the calculation incorporates demand for a vehicle's recyclable parts, current inventory levels, average selling prices, auction costs, projected margins and instances of out-of-stock. Using this disciplined supply and demand procurement approach, we place bids on the targeted vehicles.
Vehicle Processing
Vehicle processing for our wholesale recycled operations involves dismantling a salvage vehicle into recycled products that are ready for sale. When a salvage vehicle arrives at our facility, an inventory specialist identifies, catalogs, and schedules the vehicle for dismantling. Prior to dismantling, we remove from each vehicle its battery, fluids, refrigerants, and parts containing hazardous substances or precious metals such as catalytic converters. The extracted fluids are stored in bulk and subsequently sold to recyclers. In the case of gasoline, the fuel retrieved is primarily used to power our delivery vehicles. A small portion of the recycled motor oil we collect is used at certain of our plants that have high-efficiency oil burning furnaces; the balance is sold to motor oil recyclers.

When ready for dismantling, each vehicle has an inventory report that indicates to the dismantler which parts should be removed and placed in a warehouse for future sales to customers, which parts should be collected in bulk for our refurbishing and remanufacturing operations or for sale to parts remanufacturers, and which parts have value but should remain on the vehicle until sold. We utilize bar coding systems and wireless transmission to keep track of inventory from the time a product is removed and inventoried to the time it is sold and put on a truck for delivery.
Refurbished and Remanufactured Products
As of December 31, 2015, we operated 25 refurbishing facilities and 4 engine remanufacturing facilities. We refurbish products such as wheels, lights, plastic bumpers, and chrome bumpers.
When identifying the products that we refurbish or remanufacture, we focus on products that have high demand. The majority of our refurbished and remanufactured products are processed from cores obtained from salvage vehicles purchased by our recycled operations, parts received in trade from customers purchasing replacement products from us, and cores collected by our route delivery drivers from vehicles under repair by our customers. These products are accumulated from our wholesale operations at our core sorting facilities, and are then either sent to our refurbishing or remanufacturing facilities or sold in bulk to other mechanical remanufacturers.
Heavy-Duty Truck Products
As of December 31, 2015, we operated a total of 25 heavy-duty truck facilities in the U.S. and Canada. Our inventory is composed of used heavy-duty trucks, usually at least five years old, which are purchased at salvage and truck auctions or directly from insurance companies or large fleet operators. During 2015, we purchased approximately 7,000 vehicles. Depending on the condition of the vehicles, they may be dismantled for parts or resold as running vehicles. If certain mechanical parts are damaged, such as transmissions, we may remanufacture them and offer them to our customers. The vehicles that are acquired for resale are typically special purpose or vocational use trucks such as those used for garbage pickup or cement delivery. If requested by the sellers of the vehicles, we provide assurance that the vehicles will be sold to foreign buyers and exported to countries for use outside of the U.S., or to domestic buyers after the vehicles have been reconditioned and modified for use other than their original purpose.
Scrap and Other Materials
Our wholesale recycled product operations generate scrap metal and other materials that we sell to recyclers. Vehicles that have been dismantled for recycled products and "crush only" end of life vehicles acquired from other companies, including OEMs, are typically crushed using equipment on site. In other cases, we will hire mobile crushing equipment to crush the vehicles before they are transported to shredders and scrap metal processors. Damaged and unusable wheel cores are melted in our aluminum furnace and sold to consumers of aluminum ingot and sow for the production of various automotive products, including wheels. We also extract and sell the precious metals contained in certain of our recycled parts such as catalytic converters.
Customers
We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. Customers of our heavy-duty truck products may also include owner/operators, local cartage companies, or exporters. Most of our refurbished and remanufactured products are sold through our wholesale distribution channels. The balance is sold to retail automotive stores, wholesale distributors and via internet sales. We also generate a portion of our revenue from scrap sales to metal recyclers. No single customer accounted for 2% or more of our revenue in 2015.
Repair Shops and Others
We sell the majority of our wholesale products to collision and mechanical repair shops. Industry reports estimate there were approximately 41,000 collision repair shops, including those owned by new car dealerships, in the U.S. in 2014. The same reports estimate there were approximately 79,000 general (including mechanical) repair garages, excluding new car dealership service departments, in the U.S. in 2014. The majority of these customers tend to be individually-owned small businesses, although the number of independent and dealer-operated collision repair facilities has declined over the last decade, as regional or national multiple location operators have increased their geographic presence through acquisitions. We also sell our products to car rental companies and fleet management groups.
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
We assist insurance companies by providing high quality aftermarket, recycled, refurbished and remanufactured products to collision repair shops, especially to repair shops that are part of an insurance company's Direct Repair Program ("DRP") network. A repair shop participating in a DRP is referred potential work from the insurance company in exchange for providing assurances to the insurance company of quality, timeliness, and cost. Industry reports indicate that over half the claims paid for by top insurance companies in 2012 were paid through a DRP, compared to 42% in 2009. To meet the needs of the DRPs, professional repairers have been required to become fluent in claims handling. We offer our repair shop customers access to our proprietary system, Keyless, which provides a link between their estimating systems and our inventory to identify the availability of alternative products for use in their repair. This data also helps insurance companies monitor the body shops' compliance with their DRP product guidelines that might, for instance, stipulate the use of the lowest cost products that meet quality specifications. In addition, in some markets insurance companies are able to dispose of low value total loss vehicles directly to us so they can save the transaction fees associated with selling these vehicles through salvage auctions.
Sales and Marketing
In the case of repairs paid for as a result of insurance claims, which industry publications estimate are approximately 85% of all repairs, insurance companies give collision repair shops information as to what type of replacement products are eligible for reimbursement. Typically insurance carriers have established a hierarchy or decision tree prioritizing the types of products to be used for repairs. As an example, a protocol may require recycled products if available; if recycled products are not available, then refurbished products; and, if recycled or refurbished products are not available, aftermarket products. If none of these alternative product types is available, the shop may then use new OEM replacement products. Once the estimated repair cost is determined, the body shop will begin its search for required products. The sourcing of products typically begins with a call to one of our recycled operations or one of our competitors. Our recycled sales personnel are encouraged to capture the sale as a "one-stop shop" and, if recycled products are out of stock, to fill orders from our refurbished or aftermarket product inventory. To support these efforts, we have provided our sales staff with access to both recycled and aftermarket sales systems, and we have developed sales incentive programs that encourage cross selling throughout our wholesale operations.
As of December 31, 2015, we had approximately 2,300 full-time sales staff in our North American wholesale operating segment. The full time sales personnel are located at sales desks at our facilities or at one of the regional call centers we operate. We deploy a call routing system that redirects overflow calls to alternative call centers, typically located within the same region. We also operate two other call centers, one to support national accounts, and the other to support insurance adjusters' needs and questions. Our sales personnel are encouraged to initiate outbound calls in addition to the inbound calls they handle. Our sales staff can use customer estimates from our Keyless estimating system to generate sales leads for both aftermarket and recycled products.
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
Distribution
We have a distribution network of 348 wholesale plants and warehouses across the U.S. and Canada as of December 31, 2015, of which 66 function as cross dock facilities. Our network of facilities allows us to develop and maintain our relationships with local repair shops while providing a level of service that is made possible by our nationwide presence. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network.
We have developed an internal distribution network to allow our sales representatives to sell our products within regional trading zones, thus improving our ability to fulfill customer requests and accelerating inventory turnover. Each weekday we operate approximately 310 transfer runs between our cross dock facilities and our plants and warehouses within our regional trading zones to redistribute our alternative products for delivery on the next day. In addition, we have over 2,900 local delivery routes serving our customers each weekday.
Each sale results in the generation of a work order at the location housing the specific product. A dispatcher is then responsible for ensuring fulfillment accuracy, printing the final invoice, and including the product on the appropriate truck route for delivery to the customer. In markets where we offer more than one alternative product type, we are integrating the delivery of multiple product types on the same delivery routes to help minimize distribution costs and improve customer service. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans. Over time, we expect that our delivery vehicles will become more consistent as we reconfigure the fleet to include vehicles that can carry all five product types.
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
Manufacturers of original equipment products sell the majority of automobile collision replacement products. We believe, however, that the insurance and repair industries recognize advantages of using aftermarket, recycled, refurbished and remanufactured products for collision repairs. Industry sources estimate that alternative collision parts usage in the U.S. ranged between approximately 36% and 37% during 2015. We compete with OEMs primarily on the basis of price and, to a lesser extent, on service and product quality.
Self Service Retail Products
Our self service retail operations sell parts from older cars and light-duty trucks directly to consumers. In addition to revenue from the sale of parts, core, and scrap, we charge a nominal admission fee to access the property. Our self service facilities typically consist of a fenced or enclosed area of several acres with vehicles stored outdoors and a retail building through which customers are able to access the yard. As of December 31, 2015, we conducted our self service operations from 78 facilities in North America, most of which operate under the name "LKQ Pick Your Part."
Inventory
We acquire inventory for our self service retail product operations from a variety of sources, including but not limited to towing companies, auctions, the general public, municipality sales, insurance carriers, and charitable organizations. We typically procure salvage vehicles that are more than seven model years old for our self service retail product operations. These vehicles are generally older and of lower quality than the salvage vehicles we purchase for our wholesale recycled product operations. Using our new car buying system implemented in 2015, we have streamlined the car buying process and are better able to facilitate the quoting, purchasing, and processing of cars. In 2015, we purchased approximately 471,000 lower cost self service and "crush only" vehicles.
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

Customers
The customers of our self service yards are frequently do-it-yourself mechanics, small independent repair shops servicing older vehicles, auto rebuilders, and resellers. The scrap from the vehicle hulks, when not processed by us, is sold to metals recyclers, with whom we may also compete when procuring salvage vehicles for our operations.
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

EUROPE SEGMENT
Wholesale Automotive Products
Our European wholesale operating segment was formed in the fourth quarter of 2011 with our acquisition of ECP, a leading distributor of automotive aftermarket parts in the U.K. ECP has approximately 8,800 employees with a large customer base of both commercial and retail accounts. The majority of ECP’s revenue comes directly from the professional repair segment. ECP’s national distribution centers support its regional hubs and branch network with daily replenishment of stock, providing our customers with what we believe to be the highest in-stock rate in the U.K. As of December 31, 2015, we operated 218 selling locations, supported by 3 national distribution centers and 17 regional hubs (many of which are co-located with selling locations), which allows us to reach most major markets within the U.K.
Our European aftermarket collision parts program is managed by our ECP branch network through which we sell our Platinum Plus aftermarket products. We believe the historically low alternative collision parts usage percentage in Europe, which is currently less than 10%, provides an opportunity for us in this segment, particularly as insurance companies look to lower their costs. To further our commitment to expanding our European alternative collision parts program and becoming a leading one-stop shop supplier to the collision repair industry in the U.K., we also offer automotive paint products and related accessories.
In May 2013, we acquired Sator, which allowed us to expand our presence in Europe to continental Europe. Headquartered in Schiedam, the Netherlands, Sator is a market leading distributor of automotive aftermarket parts in Western Europe. The acquisition of Sator expanded LKQ's European presence, and provides a potential platform to capitalize on the large and fragmented mechanical replacement parts market in Europe. Sator also complements our existing ECP operations in the U.K. given the significant overlap in suppliers and product mix, which allows for potential cost savings from the leveraging of our combined purchasing power. Efforts to combine the purchasing function in Europe are ongoing and are expected to be a continuous effort over the coming years. We have modified Sator's distribution model to be consistent with our U.K operations, primarily through acquisitions since the second quarter of 2014 of 18 warehouse distributors, 14 of which were customers of Sator. These acquisitions are integral to our plan to implement a two-step distribution model for Sator, under which we are selling directly to repair shops in order to improve our margins, drive product sales, and ultimately sell collision parts in the Benelux region.
Sator has over 2,800 employees at 97 aftermarket warehouses that serve a diverse base of repair shop and warehouse distributor customers. Sator generates approximately 89% of its revenue from sales in the Netherlands and Belgium, with the remainder in Northern France and other European countries. With their respective distribution networks, IT infrastructure and unique customer base, we believe ECP and Sator will serve as a platform to expand into complementary products to increase market penetration in this segment, as well as to further develop a collision repair parts business throughout Europe similar to our wholesale operations in North America.
In November 2014, we expanded our European segment to include wholesale recycling operations through our acquisition of a business with salvage and vehicle repair facilities in Sweden and Norway. We acquired an additional salvage business in Sweden in October 2015 bringing our Scandinavian employee headcount and warehouse count to 178 and 7, respectively. In addition to expanding our geographic presence in Europe, we believe these acquisitions provide us with the opportunity to leverage our experience in operating salvage facilities in a new market and leaves us well positioned to expand our aftermarket operations to include these countries.

Inventory
In 2015, ECP’s and Sator’s sales included 137,000 SKUs and 166,000 SKUs, respectively. Our inventory is primarily composed of mechanical aftermarket parts for the repair of vehicles 3 to 15 years old. Our top selling products include brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. In 2015, our top five suppliers represented 20% of our inventory purchases, with our top supplier representing approximately 8% of our purchases. No suppliers outside of our top five suppliers provided more than 2% of our purchases during 2015.
The aftermarket products we distribute are purchased from vendors located primarily in the U.K. and continental Europe. In 2015, we purchased 90% of our products from companies in Europe. The remaining 10% of our 2015 purchases were sourced from vendors located primarily in China or Taiwan, some of which also supply collision parts for our Wholesale - North American operations. In 2015, 52%, 38%, and 10% of our total inventory purchases were made in Euros, Pounds Sterling, and U.S Dollars, respectively.
In our Scandinavia operations, we purchase severely damaged or totaled vehicles from insurance companies, which are transferred to our dismantling facilities or sold to other third party dismantlers. In 2015, we acquired over 8,150 salvage vehicles for our wholesale recycled product operations and resold 11,700 salvage vehicles to other third party dismantlers.
Customers
In our U.K. operations, we sell the majority of our products to over 37,000 commercial customers primarily consisting of professional repairers, including both independent mechanical repair shops and collision repair shops. In addition to our sales to repair shops, we generate a portion of our revenue through sales to retail customers from ECP’s e-commerce platform and from counter sales at the branch locations. This retail component of ECP’s business has historically represented approximately 10% of its revenue.
Historically our distribution network in the Benelux Region operated under a three-step distribution model where the immediate customers were warehouse distributors. Since the second quarter of 2014, we have acquired 18 aftermarket parts distributors in the Netherlands. These acquisitions have enabled us to transform the original distribution model to a two-step distribution model. Our customer base currently consists of a combination of warehouse distributors and local repair shops, and the demand for our products is driven by the needs of the same types of professional repairers we service in our ECP operations. As a result, our customer base primarily consists of local repair shops. We still sell to some warehouse distributors, although the proportion of revenue from the distributors has declined over time as we internalize this function. Sator markets directly to the mechanical repair shops through fliers and other promotional materials and provides software to the repair shops, which the shops need for their operations. During 2015, no customer accounted for more than 3% of revenue for ECP or Sator.
Sales and Marketing
ECP’s customers will generally call a sales representative at the nearest branch to place an order. Using an electronic automotive exchange and our integrated IT platform displaying inventory availability, our sales representatives locate the appropriate replacement part for a customer. We set list prices for our products, and then apply a discount off of list, primarily depending on each customer's purchasing volume. We utilize a business-to-business website with certain of our customers to enable them to place product orders online through a customized interface that includes detailed parts specifications, customer-specific pricing, local branch availability, and account information. We believe this customer interface will result in fewer parts returns by improving order accuracy and will also reduce the time required by parts specialists to advise customers. Whether placed via a phone order or online, customer orders are filled from the local branch or routed to another location as necessary to fill the order.
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
Distribution
Our European operations employ a distribution model in which inventory is stored at regional distribution centers or hubs, with fast moving product stored at branch locations or at local warehouse distributors (for some of our Sator operations) for timely delivery to the repair shop customers. Product is moved through the distribution network on our vans or via common carrier. In our ECP operations, we also sometimes employ a third party motorcycle fleet to deliver parts from our branch locations to nearby repair shop customers; as a result, our ECP branches can deliver certain in-stock parts within one hour.
Competition
We view all suppliers of replacement repair products as our competitors, including other alternative parts suppliers and OEMs and their dealer networks. While we compete with all alternative parts suppliers, there are few with national distribution networks like ECP and Sator that can reach the majority of repair shop customers within the required delivery time within their respective markets. We believe we have been able to distinguish ourselves from other alternative parts suppliers primarily through our distribution network, efficient stock management systems and proprietary technology which allows us to deliver our products quickly, as well as through our product lines and inventory availability, pricing, and service. We compete with OEMs primarily on the basis of price, service, and availability.

SPECIALTY SEGMENT
Specialty Vehicle Aftermarket Equipment and Accessories
Our Specialty operating segment was formed in January 2014 with our acquisition of Keystone Specialty. Keystone Specialty is a leading distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; RV; towing; wheels, tires and performance handling; and miscellaneous accessories. Our specialty segment has over 2,200 employees. We expanded our Specialty operating segment through our October 2014 acquisition of a supplier of replacement parts, supplies and accessories for RVs. Our August 2015 acquisition of The Coast Distribution System, Inc. (“Coast”) added to product offerings for the RV and outdoor recreation markets. With these acquisitions, we are a leading distributor and marketer of specialty vehicle aftermarket products and accessories, reaching most major markets in the U.S. and Canada.
Inventory
Our 2015 sales included more than 250,000 SKUs of specialty vehicle aftermarket equipment and accessories. Our top selling products are trailer hitches and RV products including satellite antennas, generators, waterproofing sealants, combination washer/dryer units and water pumps. The specialty vehicle aftermarket equipment and accessories we distribute are purchased from suppliers located primarily in the U.S., Canada, and China. Specialty aftermarket suppliers are typically small to medium-sized, independent businesses that focus on a narrow product or market niche. Due to the highly fragmented supplier base for specialty vehicle aftermarket products, we have very little supplier concentration. In 2015, approximately 17% of our specialty vehicle aftermarket purchases were made from our top five vendors, with our largest vendor providing approximately 5% of our inventory.
Customers
Specialty automotive and RV aftermarket accessories and equipment are purchased by our customers to improve the performance, functionality and appearance of their vehicles. Overall, the specialty vehicle aftermarket parts and accessories market contains a fragmented customer base comprised of specialty vehicle product installation outlets, automotive parts chains, or mail-order. In 2015, we sold products to approximately 20,000 customers. Our customers are principally small, independent retailers and installers of specialty vehicle automotive equipment. These businesses depend on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. In addition to traditional customers, in recent years we have increased sales to several large automotive parts and online retailers. During 2015, our top two customers accounted for approximately 6% of Specialty segment revenue while no other customer accounted for more than 1% of revenue.
Sales and Marketing
Our employee sales force is comprised of inside sales personnel located within geographically-disbursed call centers and outside sales personnel who call directly on customers in the field. This sales force receives customer orders, responds to technical and other inquiries and proactively places outbound sales calls to customers. The focus of our outside sales force is to identify and acquire new customers, and to further develop relationships with existing customers. Outside sales personnel are responsible for specific geographic regions across the U.S. and Canada, and they work with regional managers to penetrate and service new and existing markets. Outside sales personnel also sell value-added marketing services, such as merchandising support.
Marketing programs include: catalogs; advertising, sponsorships and promotional activities; product level marketing and merchandising support; and online initiatives. Our national footprint allows us to stage trade shows across the U.S., which provide an opportunity to improve sales through the showcasing of new and innovative products from our vendors to our customers.

Through these sales and marketing initiatives, our goal is to continue to enhance our brand and reputation as a leading distributor in the industry.
Distribution
Our Specialty operations employ a hub-and-spoke distribution model which enables us to transport products from our 6 primary distribution centers and 18 inventory-stocking warehouses to our 54 non-inventory stocking cross docks, a majority of which are co-located with our Wholesale - North America operations and provide distribution points to key regional markets. Over 375 delivery routes are used to provide multi-day per week delivery and returns of our products directly to and from our customers in all 48 continental U.S. states and 9 Canadian provinces, and we ship globally to customers in over 40 countries. Keystone Specialty also operates 18 retail stores in northeastern Pennsylvania. Our retail stores accounted for less than 4% of Specialty segment revenue in 2015.
Competition
Industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalogs, or directly to retailers and/or consumers. We view all suppliers of specialty vehicle aftermarket equipment and accessories as our competitors. While we compete with all specialty vehicle aftermarket parts suppliers, there are few with national distribution networks like LKQ’s that can reach the majority of customers within the optimum delivery time. We believe we have been able to distinguish ourselves from other specialty vehicle aftermarket parts suppliers primarily through our broad product selection, which encompasses both popular and hard-to-find products, our distribution network, and efficient stock management systems, as well as through our service. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services, and price.

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

EMPLOYEES
As of December 31, 2015, we had approximately 31,100 employees. We are a party to a collective bargaining agreement with a union that represents 45 employees at our Totowa, New Jersey facility. Approximately 790 of our employees at our bumper refurbishing and engine remanufacturing operations in Mexico and 160 of our employees at our recycled parts facility in Quebec City, Canada are also represented by unions. Other than these locations, none of our employees are members of a union or participate in other collective bargaining arrangements. We consider our employee relations to be good.

FACILITIES
Our corporate headquarters are located at 500 West Madison Street, Chicago, Illinois 60661. We operate a field support center in Nashville, Tennessee that performs certain centralized functions for our North American operations, including accounting, procurement, and information systems support. Our Specialty operations maintain primary procurement, accounting and finance functions in Exeter, Pennsylvania. Certain back-office support functions for our segments are performed in Bangalore, India. Our European operations maintain procurement, accounting, and finance functions in Wembley, outside of London, England and in Schiedam, the Netherlands. In addition to these offices, we have numerous operating facilities that handle wholesale and self service retail product operations. We operate out of more than 790 locations in total, most of which are leased. Many of our locations stock multiple product types or serve more than one function.
Included in our total locations are 424 facilities in the U.S. and 219 facilities in the U.K., including the 500,000 square foot national distribution center in Tamworth that houses inventory to supply the hubs and branches of our U.K. operations. In 2015, we began working with a developer on a second national distribution center in Tamworth. The 750,000 square foot facility will be fully operational by 2018. We also operate 97 facilities in continental Europe, 41 facilities in Canada, seven facilities in Scandinavia, four facilities in Mexico and two facilities in Central America. Additionally, we operate an aftermarket parts warehouse in Taiwan to aggregate inventory for shipment to our locations in North America.

INFORMATION TECHNOLOGY
In our North American operations, our aftermarket operations use a third party enterprise management system. Additional third party software packages have been implemented to leverage the centralized data and information that a single system provides, such as a data warehouse to conduct enhanced analytics and reporting, an integrated budgeting system, an electronic data interchange tool, and E-commerce tools to enhance our online business-to-business initiatives -OrderKeystone.com and Keyless. The systems used by our aftermarket operations are also used by all of our refurbishing operations.
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
To better serve our customers, a consolidated approach has been taken for the electronic sale of wholesale products in our North American Segment. A full suite of E-commerce services is available to approved partners that helps us improve order accuracy, reduce return rate and better fit our customer workflow. Using these services in coordination with our partners, products can be searched, priced and ordered without leaving the customers' own operating systems.
We operate a single enterprise system for all of our heavy-duty truck operations that supports inter-region sales to reduce the potential for lost sales due to out-of-stock parts. We are also transitioning to a single IT platform to support our remanufacturing operations. We operate an internally-developed point of sale system in our self service retail operations, which allows enhanced management reporting as well as improved system reliability. Through www.lkqpickyourpart.com our self service customers can access key information including yard location, vehicle inventory, and pricing by part type.
Our aftermarket operations in the U.K. use a single integrated IT platform for our purchasing, branch stock, and finance activities, which are further supported by a national distribution center system to manage inventory movement. The IT system allows customers to identify the correct part for repairs, thereby improving customer satisfaction and reducing return rates. Our aftermarket operations in continental Europe use several IT systems, which are linked to transfer data between systems, to manage customer orders and inventory movement, and for financial reporting purposes. This IT system can interface with our repair shop customers' respective IT systems, which enables them to identify the part required for the repair.
Our Specialty operations utilize an internally developed inventory management and order entry system that interfaces with third party software systems for accounting, transaction processing, data analytics, and reporting. Online sales of our Specialty products take place through our ekeystone.com and viantp.com sites. These sites provide customers (i) the ability to match products with the make and model of car thus allowing the customer to order the right part, (ii) the product information (e.g. pictures, attributes) available for review and (iii) the convenience of searching inventory availability and ordering the product on the site. Additionally, the site can provide sales opportunities by suggesting other parts to purchase based on an inquiry submitted by the customer. Our delivery fleet utilizes a third party software provider to optimize delivery routes, and to track the progress of delivery vehicles throughout their runs.
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

REGULATION
Environmental Compliance
Our operations and properties are subject to extensive laws and regulations relating to environmental protection and health and safety in the U.S. as well as other countries in which we operate. These environmental laws govern, among other things, the emission and discharge of hazardous materials into the ground, air, or water; exposure to hazardous materials; and the generation, handling, storage, use, treatment, identification, transportation, and disposal of industrial by-products, waste water, storm water, mercury, and other hazardous materials.
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
We believe that a majority of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors like us. The OEMs are therefore in a position to exert pricing pressure in the marketplace. We compete with the OEMs primarily on price and to a lesser extent on service and quality. From time to time, the OEMs have implemented programs seeking to increase their market share in the collision repair parts industry. For example, they have experimented with reducing prices on specific products to match the lower prices of alternative products and with other initiatives that may disrupt our sales. If such price reductions were to become widespread, it could have a material adverse impact on our business.
We rely upon our customers and insurance companies to promote the usage of alternative parts.
Our success depends, in part, on the acceptance and promotion of alternative parts usage by automotive insurance companies. There can be no assurance that current levels of alternative parts usage will be maintained or will increase in the future. In addition, in some places we operate, alternative parts usage is relatively low. We also rely on business relationships with insurance companies. These insurance companies encourage vehicle repair facilities to use products we provide. The business relationships include in some cases participation in aftermarket quality and service assurance programs that may result in a higher usage of our aftermarket products than would be the case without the programs. Our arrangements with these companies may be terminated by them at any time, including in connection with their own business concerns relating to the offering, availability, standards or operations of the aftermarket quality and service assurance programs. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.
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
In addition, to the extent that the collision repair industry continues to consolidate, the buying power of collision repair shop customers may further increase, putting additional pressure on our financial returns.
We may not be able to successfully acquire new businesses or integrate acquisitions, which could cause our business to suffer.
We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms, if we do not obtain antitrust or other regulatory approvals on applicable terms, or for other reasons. Moreover, we may not be able to identify a sufficient number of acquisition candidates at reasonable prices to maintain our growth objectives. Also, over time, we will likely seek to make acquisitions that are relatively larger as we grow. Larger acquisition candidates may attract additional competitive buyers, which could increase our cost or could cause us to lose such acquisitions.
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
In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket products imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a patent license arrangement that expires in March 2020. In January 2014, Chrysler Group, LLC filed a complaint against us in the U.S. District Court in the Eastern District of Michigan contending that certain aftermarket parts we sell infringe Chrysler design patents relating to the Dodge Ram pickup truck. The parties settled this matter in June 2014 pursuant to a patent license arrangement that expires in June 2019. In the event that these license arrangements, or other similar license arrangements with OEMs, are terminated or we are unable to agree upon renewal terms, we may be subject to costs and uncertainties of litigation as well as restrictions on our ability to sell aftermarket parts that replicate parts covered by design patents.
If the number of vehicles involved in accidents declines or the number of cars being repaired declines, our business could suffer.
Our business depends on vehicle accidents and mechanical failures for both the demand for repairs using our products and the supply of recycled, remanufactured and refurbished parts. Thus, our business is impacted by factors which influence the number and/or severity of accidents and mechanical failures including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, the use of cellular telephones and other electronic equipment by drivers, the use of alcohol and drugs by drivers, the effectiveness of accident avoidance systems in new vehicles, the reliability of new OEM parts, and the condition of roadways. For example, an increase of the acceptance of the ride-sharing business model would reduce the number of vehicles on the road. Additionally, an increase in fuel prices may cause the number of vehicles on the road, the number of miles driven, and the need for mechanical repairs and maintenance to decline, as motorists seek alternative transportation options. Mild weather conditions, particularly during winter months, tend to result in a decrease in vehicle accidents. Moreover, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones or other electronic devices while driving, and such restrictions could lead to a decline in accidents.
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
Our business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. We incur substantial freight costs to import parts from our suppliers, many of which are located in Asia. If the cost of freight rose we might not be able to pass the cost increases on to our customers. Furthermore, although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products.  In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory.  Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, natural disasters, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China, Japan and Taiwan. Because a substantial volume of our sales involves products manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers. Additionally, as manufacturers convert to raw materials other than steel, it may be more difficult or expensive to source aftermarket parts made with such materials and it may be more difficult for repair shops to work with such materials in the repair process.
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
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2015, our total goodwill subject to future impairment testing was $2.3 billion. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Policies and Estimates section of Item 7 in this Annual Report on Form 10-K.
We amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review other intangible assets for possible impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2015, the value of our other intangible assets, net of accumulated amortization, was $215 million.
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
Our operating subsidiaries in our salvage, self-service, and refurbishing operations must obtain licenses and permits from state and local governments to conduct their operations. When we develop or acquire a new facility, we must seek the approval of state and local units of government. Governmental agencies may resist the establishment of a vehicle recycling or refurbishing facility in their communities. There can be no assurance that future approvals or transfers will be granted. In addition, there can be no assurance that we will be able to maintain and renew the licenses and permits our operating subsidiaries currently hold.
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

Risks Relating to Our Common Stock and Financial Structure
The market price of our common stock may be volatile and could expose us to securities class action litigation.
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
As of December 31, 2015, we had $1.6 billion aggregate principal amount of debt outstanding, including $480 million under our senior secured credit facilities, $600 million aggregate principal amount of 4.75% senior notes due 2023, $410.6 million under our term loan, and $63 million under our accounts receivable securitization program. As of December 31, 2015, we also had $1.3 billion of undrawn availability (after giving effect to approximately $66 million of outstanding letters of credit) under our revolving credit facilities and $34 million of undrawn availability under our accounts receivable securitization program.
On January 29, 2016, we entered into an amendment to our senior secured credit facility to increase the capacity to $3.2 billion (composed of approximately $750 million in term loans and $2.45 billion in a multicurrency revolving credit line). The credit facility matures in January 2021.
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

Although we are subject to our senior secured credit facilities for so long as they remain in effect, the indenture that governs the senior notes does not restrict the future incurrence of unsecured indebtedness, guarantees or other obligations. The indenture contains certain limitations on our ability to incur liens on assets, sell our assets, make dividends and distributions and engage in sale and leaseback transactions. However, these limitations are subject to important exceptions. In addition, the indenture does not contain many other restrictions, including certain restrictions contained in our senior secured credit facilities, including, without limitation, restrictions on investments, incurring indebtedness or prepaying subordinated indebtedness or engaging in transactions with our affiliates.
Our senior secured credit facilities impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
Our senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:
•incur, assume or permit to exist additional indebtedness (including guarantees thereof);
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
A court might also void the senior secured credit facilities, the senior notes or a guarantee, without regard to the above factors, if the court found that the senior secured credit facilities or the senior notes were incurred or issued or the applicable guarantor entered into its guarantee with actual intent to hinder, delay or defraud its creditors. In addition, any payment by us or a guarantor pursuant to the senior secured credit facilities, the senior notes or its guarantee could be avoided and required to be returned to us or such guarantor or to a fund for the benefit of our or such guarantor’s creditors, and accordingly the court might direct the lenders under the senior secured credit facilities or the holders of the senior notes to repay any amounts already received from us or such guarantor. Although each guarantee contains a “savings clause” intended to limit the subsidiary guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its subsidiary guarantee to be a fraudulent transfer, this provision may not be effective to protect any subsidiary guarantees from being avoided under fraudulent transfer law. Furthermore, in Official Committee of Unsecured Creditors of TOUSA, Inc. v Citicorp North America, Inc., the United States Bankruptcy Court in the Southern District of Florida held that a savings clause similar to the savings clause included in the documents relating to our senior secured credit facilities and senior notes was unenforceable. As a result, the subsidiary guarantees were found to be fraudulent conveyances. The United States Court of Appeals for the Eleventh Circuit recently affirmed the liability findings of the Bankruptcy Court without ruling directly on the enforceability of savings clauses generally. If the TOUSA decision were followed by other courts, the risk that the guarantees would be deemed fraudulent conveyances would be significantly increased.
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
Not all of our subsidiaries have guaranteed the senior secured credit facilities or the senior notes. In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to the lenders under the senior secured credit facilities or the holders of the senior notes. Consequently, claims in respect of the senior secured credit facilities and the senior notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries, including trade payables, and any claims of third party holders of preferred equity interests, if any, in our non-guarantor subsidiaries. For the year ended December 31, 2015, our subsidiaries that are not borrowers under or do not guarantee the senior secured credit facilities and our subsidiaries that do not guarantee the senior notes represented approximately 33% and 26% of our total revenue and operating income, respectively. In addition, these non-guarantor subsidiaries represented approximately 35% and 37% of our total assets and total liabilities, respectively, as of December 31, 2015 (excluding, in each case, intercompany amounts) with respect to both the senior secured credit facilities and the senior notes. Of these amounts, as of the same date, our subsidiaries that do not guarantee the senior notes and our subsidiaries that do not guarantee the senior secured credit facilities had approximately $543.5 million of outstanding indebtedness (which includes $480.5 million of borrowings under our revolving credit facilities by foreign subsidiaries that are borrowers under the revolving credit facilities but that do not guarantee the notes).
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
Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "LKQ." At December 31, 2015, there were 25 record holders of our common stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on NASDAQ.

	High	Low
2014
First Quarter	$32.90	$24.46
Second Quarter	29.84	24.95
Third Quarter	29.21	25.15
Fourth Quarter	29.64	25.04
2015
First Quarter	$28.23	$22.90
Second Quarter	30.82	24.92
Third Quarter	32.25	26.67
Fourth Quarter	30.50	27.08
We have not paid any cash dividends on our common stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our senior secured credit agreement and our senior notes indenture contain, and future financing agreements may contain, limitations on payment of cash dividends or other distributions of assets. Based on limitations in effect under our senior secured credit agreement and senior notes indenture, the maximum amount of dividends we could pay as of December 31, 2015 was approximately $970 million. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
The following graph compares the percentage change in the cumulative total returns on our common stock, the NASDAQ Stock Market (U.S.) Index and the following group of peer companies (the "Peer Group"): Copart, Inc.; O'Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co., for the period beginning on December 31, 2010 and ending on December 31, 2015 (which was the last day of our 2015 fiscal year). The stock price performance in the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the NASDAQ Stock Market (U.S.) Index and the Peer Group was $100 on December 31, 2010 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
LKQ Corporation	$100	$132	$186	$290	$248	$261
NASDAQ Stock Market (U.S.) Index	$100	$99	$117	$163	$187	$200
Peer Group	$100	$134	$150	$189	$239	$255

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

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2015 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
	(1)	(2)	(3)	(4)	(5)
Statements of Income Data:
Revenue	$7,192,633	$6,740,064	$5,062,528	$4,122,930	$3,269,862
Cost of goods sold	4,359,104	4,088,151	2,987,126	2,398,790	1,877,869
Gross margin	2,833,529	2,651,913	2,075,402	1,724,140	1,391,993
Operating income	704,627	649,868	530,180	437,953	361,483
Other expense (income)
Interest expense	57,860	64,542	51,184	31,429	24,307
Other (income) expense, net	(2,263)	(2,562)	3,169	(2,643)	1,405
Income from continuing operations before provision for income taxes	649,030	587,888	475,827	409,167	335,771
Provision for income taxes	219,703	204,264	164,204	147,942	125,507
Equity in earnings of unconsolidated subsidiaries	(6,104)	(2,105)	—	—	—
Income from continuing operations	$423,223	$381,519	$311,623	$261,225	$210,264
Basic earnings per share from continuing operations	$1.39	$1.26	$1.04	$0.88	$0.72
Diluted earnings per share from continuing operations	$1.38	$1.25	$1.02	$0.87	$0.71
Weighted average shares outstanding-basic	304,722	302,343	299,574	295,810	292,252
Weighted average shares outstanding-diluted	307,496	306,045	304,131	300,693	296,750

	Year Ended December 31,
	2015	2014	2013	2012	2011
Other Financial Data:
Net cash provided by operating activities	$529,837	$370,897	$428,056	$206,190	$211,772
Net cash used in investing activities	(329,993)	(920,994)	(505,606)	(352,534)	(571,607)
Net cash provided by financing activities	(224,092)	519,003	165,941	157,072	311,411
Capital expenditures	170,490	140,950	90,186	88,255	86,416
Business acquisitions(6)	160,517	775,921	408,384	265,336	486,934
Depreciation and amortization	128,192	125,437	86,463	70,165	54,505
Balance Sheet Data:
Total assets(7)	$5,647,837	$5,475,739	$4,438,058	$3,664,503	$3,146,262
Working capital(7)	1,588,742	1,491,169	1,062,926	843,689	708,690
Long-term obligations, including current portion(7)	1,584,702	1,846,148	1,287,242	1,111,058	946,494
Stockholders' equity	3,114,682	2,720,657	2,350,745	1,964,094	1,644,085

(1)	Includes the results operations of 18 businesses from their respective acquisition dates in 2015.

(2)
Includes the results of operations of Keystone Automotive Holdings, Inc. (“Keystone Specialty”) from its acquisition effective January 3, 2014 and 22 other businesses from their respective acquisition dates in 2014.

(3)	Includes the results of operations of Sator Beheer B.V. ("Sator") from its acquisition effective May 1, 2013 and 19 other businesses from their respective acquisition dates in 2013.

(4)
Includes the results of operations of 30 businesses from their respective acquisition dates in 2012. Our 2012 results include gains totaling $17.9 million, which are included in Cost of goods sold, resulting from lawsuit settlements with certain of our aftermarket product suppliers.

(5)
Includes the results of operations of Euro Car Parts Holdings Limited ("ECP") from its acquisition effective October 1, 2011 and 20 other businesses from their respective acquisition dates in 2011. Our 2011 results include a loss on debt extinguishment of $5.3 million related to the execution of the senior secured credit facilities on March 25, 2011. The loss on debt extinguishment is included in Other expense, net.

(6)	Includes cash paid for acquisitions, net of cash acquired.

(7)
Prior year balances have been updated to reflect the balance sheet reclassifications resulting from the adoption of two new accounting pronouncements in the fourth quarter of 2015 as described in Recent Accounting Pronouncements within Note 2, "Summary of Significant Accounting Policies" in Part II, Item 8 of this Annual Report on Form 10-K. The reclassifications made for each year are reflected in the table below:

	December 31,
	2014	2013	2012	2011
Total Assets
As reported	$5,573,492	$4,518,774	$3,723,456	$3,199,704
Adjustment - adoption of ASU 2015-03	(18,414)	(18,539)	(7,420)	(9,582)
Adjustment - adoption of ASU 2015-17	(79,339)	(62,177)	(51,533)	(43,860)
As adjusted	$5,475,739	$4,438,058	$3,664,503	$3,146,262

Working Capital
As reported	$1,566,721	$1,121,864	$896,407	$752,042
Adjustment - adoption of ASU 2015-03	1,577	1,645	762	777
Adjustment - adoption of ASU 2015-17	(77,129)	(60,583)	(53,480)	(44,129)
As adjusted	$1,491,169	$1,062,926	$843,689	$708,690

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, as well as specialty vehicle products and accessories.
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
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom and the Benelux region (Belgium, Netherlands, & Luxembourg) of continental Europe. In addition to our wholesale operations, we operate heavy duty truck facilities and self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. In 2014, we expanded our product offering to include specialty vehicle aftermarket equipment and accessories through the acquisition of Keystone Specialty.
We are organized into four operating segments: Wholesale - North America; Europe; Specialty; and Self Service. We aggregate our North American operating segments (Wholesale - North America and Self Service) into one reportable segment, resulting in three reportable segments: North America, Europe and Specialty.
Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Factors that may affect our operating results include, but are not limited to, those listed in the Special Note on Forward-Looking Statements in Part I, Item 1 and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, our historical results of operations may not be indicative of future performance.
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
During the year ended December 31, 2015, we completed 18 acquisitions, including 4 wholesale businesses in North America and 12 wholesale businesses in Europe, a self service retail operation, and a specialty vehicle aftermarket business. Our wholesale business acquisitions in North America included PartsChannel, Inc. (“Parts Channel”), an aftermarket collision parts distributor. The specialty aftermarket business acquired was The Coast Distribution System, Inc. (“Coast”), a supplier of replacement parts, supplies and accessories for the recreational vehicle ("RV") and outdoor recreation markets. Our European acquisitions included 11 aftermarket parts distribution businesses in the Netherlands, 9 of which were former customers of and distributors for our Netherlands subsidiary, Sator, and were acquired with the objective of expanding our distribution network in the Netherlands. Our other acquisitions completed in 2015 enabled us to expand our geographic presence.
On December 22, 2015, LKQ and its wholly-owned subsidiary LKQ Italia S.r.l. entered into an agreement to acquire the holding company of Rhiag-Inter Auto Parts Italia S.p.A (“Rhiag”), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. The transaction is expected to be completed in the first half of 2016 and is subject to customary closing conditions and necessary regulatory approvals. This acquisition will expand LKQ's geographic presence in continental Europe. We believe the acquisition will create potential purchasing synergies.
On January 3, 2014, we completed our acquisition of Keystone Specialty. Keystone Specialty is a leading distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Our acquisition of Keystone Specialty allowed us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates logistics and administrative cost synergies and potential cross-selling opportunities.

In addition to our acquisition of Keystone Specialty, we made 22 acquisitions during 2014, including 9 wholesale businesses in North America, 9 wholesale businesses in Europe, 2 self service retail operations, and 2 specialty vehicle aftermarket businesses. Our European acquisitions included seven aftermarket parts distribution businesses in the Netherlands, five of which were customers of and distributors for our Netherlands subsidiary, Sator. Our acquisitions in the Netherlands enabled us to transform the existing distribution model to better align with that of our U.K. operations. This realignment has allowed us to sell directly to the end repair shop customer versus through a local wholesale distributor, and to improve margins, customer service, and fulfillment rates, and positioned us well to introduce additional product categories in the long term. Our other acquisitions completed during the year ended December 31, 2014 enabled us to expand into new product lines and enter new markets.
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
In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop an alternative vehicle replacement parts business, ACM Parts Pty Ltd ("ACM Parts"), in those countries. As of December 31, 2015, this investment was classified as held for sale and included within Other Current Assets on the Consolidated Balance Sheets. The sale of this investment was completed in February 2016. Refer to Note 2, "Summary of Significant Accounting Policies" within the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to this investment.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts and services revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. Our service revenue is generated primarily from the sale of extended warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. For the year ended December 31, 2015, parts and services revenue represented approximately 93% of our consolidated revenue.
The majority of our parts and services revenue is generated from the sale of vehicle replacement products to collision and mechanical repair shops. In North America, our vehicle replacement products include sheet metal crash parts such as doors, hoods, and fenders; bumper covers; mirrors and grills; head and tail lamps; wheels; and large mechanical items such as engines and transmissions. In Europe, our products include a wide variety of small mechanical products such as filters, belts and hoses, spark plugs, alternators and water pumps, batteries, suspension and brake parts, clutches, and oil and lubricants. The demand for these products is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, seasonal weather patterns and local weather conditions and the availability and pricing of new OEM parts. With respect to collision related products, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our vehicle replacement products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of products for our customers when we perform these services for insurance carriers. There is no standard price for many of our vehicle replacement products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM product prices, the age and mileage of the vehicle from which the part was obtained, competitor pricing and our product cost.
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
For the year ended December 31, 2015, revenue from other sources represented approximately 7% of our consolidated sales. These other sources include scrap sales and sales of aluminum ingots and sows. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, towing and storage fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), the age of vehicles at auction and the status of laws regulating bidders or exporters of salvage vehicles. From time to time, we may also adjust our buying strategy to target vehicles with different attributes (for example, age, level of damage, and revenue potential). Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling generally account for between 9% and 11% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material. Our cost of goods sold for remanufactured products includes the price we pay for cores; freight; and costs to remanufacture the products, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our remanufacturing operations.
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
Revenue Recognition
We recognize and report revenue from the sale of vehicle products when they are shipped to or picked up by the customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that management estimates based upon historical information. In instances where a product is returned by a customer, the product would ordinarily be returned within a few days of shipment. Our customers may earn discounts based upon sales volumes or sales volumes coupled with prompt payment. Allowances are normally given within a few days following product shipment. We analyze historical returns and allowances activity by comparing the items to the original invoice amounts and dates. We use this information to project future returns and allowances on products sold. If actual returns and allowances are higher than our historical experience, there would be an adverse impact on our operating results in the period of occurrence.
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

We are organized into four operating segments: Wholesale-North America; Europe; Specialty; and Self Service. We have also concluded that these four operating segments are reporting units for purposes of goodwill impairment testing in 2015. We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist.
Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation.
During the quarter ended September 30, 2015, we noted that our North American operating margins continued to be negatively affected by the decline in scrap steel and other metals prices, which began in the fourth quarter of 2014. Our Self Service reporting unit has been most impacted by the change in scrap steel prices as the sale of crushed car bodies comprises a relatively large percentage of its sales. It is anticipated that scrap steel prices will continue to have a negative impact on operating margins during 2016. Given the decrease in scrap steel prices throughout 2015 and projected softness in 2016 and the corresponding negative effect on our current and expected results, we performed an interim goodwill impairment test for the Self Service reporting unit as of August 31, 2015. Based on the step one analysis performed for the Self Service reporting unit, no impairment adjustment was required. Our forecasts assume scrap steel prices will continue at their current depressed level through all of 2016 before returning to our seven year historical average price of approximately $200 per ton in 2018. Based on this forecast, the impairment test indicated the fair value of the Self Service reporting unit, determined using both market and income approaches, exceeded the reporting unit’s carrying value by approximately 11%. Declines in expected future cash flows (which are driven by scrap steel and other metals prices), reduction in terminal value growth rates, or an increase to the risk-adjusted discount rate used to estimate the fair value of the Self Service reporting unit may result in the determination that an impairment adjustment is required.
As of December 31, 2015, we had a total of $2.3 billion in goodwill subject to future impairment tests with approximately $259.0 million allocated to our Self Service reporting unit. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2015 on all four reporting units. A 10% decrease in the fair value estimates of the reporting units in the annual impairment test would not have changed this determination, but the excess over carrying value for our Self Service reporting unit was 11% in the most recent test. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results.
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

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	60.6%	60.7%	59.0%
Gross margin	39.4%	39.3%	41.0%
Facility and warehouse expenses	7.7%	7.8%	8.4%
Distribution expenses	8.4%	8.6%	8.5%
Selling, general and administrative expenses	11.5%	11.3%	11.8%
Restructuring and acquisition related expenses	0.3%	0.2%	0.2%
Depreciation and amortization	1.7%	1.8%	1.6%
Operating income	9.8%	9.6%	10.5%
Other expense, net	0.8%	0.9%	1.1%
Income before provision for income taxes	9.0%	8.7%	9.4%
Provision for income taxes	3.1%	3.0%	3.2%
Equity in earnings of unconsolidated subsidiaries	(0.1)%	0.0%	0.0%
Net income	5.9%	5.7%	6.2%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue. The following table summarizes the changes in revenue by category (amounts in thousands):

	Year Ended December 31,		Percentage Change in Revenue
	2015	2014	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$6,713,951	$6,086,759	7.0%	7.1%	(3.8)%	10.3%
Other revenue	478,682	653,305	(28.6)%	2.2%	(0.3)%	(26.7)%
Total revenue	$7,192,633	$6,740,064	3.5%	6.6%	(3.4)%	6.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 10.3% represents increases of 6.8% in North America, 8% in Europe, and 30.6% in Specialty. The decline in other revenue of 26.7% primarily reflects the decline in the price of scrap steel and other metals. Refer to the discussion of our segment results of operations for factors contributing to revenue changes during 2015 compared to the prior year.
Cost of Goods Sold. Our cost of goods sold decreased to 60.6% of revenue for the year ended December 31, 2015 from 60.7% of revenue in the prior year. The decrease is related to (i) a decline of 0.3% in costs of goods sold in our European operations, as a result of a 0.2% decrease in our U.K. operations due to lower product costs and 0.1% due to internalizing gross margin from our May 2014 acquisitions of seven Netherlands distributors, and (ii) improved net pricing to customers in our North American operations; as our purchase costs were flat on average, the increase in revenue from favorable pricing resulted in a decrease of 0.2% in cost of goods sold as a percentage of revenue. These decreases were offset by (i) an increase of 0.2% in our Specialty operations due to higher inventory costs and unfavorable net customer pricing, and (ii) a negative mix effect of 0.3% primarily resulting from growth of our Specialty segment from our October 2014 acquisition of a supplier of parts for recreational vehicles, as this business yields lower gross margins than our North American and European segments. Refer to the discussion of our segment results of operations for factors contributing to the change in cost of goods sold as a percentage of revenue by segment for the year ended December 31, 2015 compared to the prior year.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the year ended December 31, 2015 decreased to 7.7% from 7.8% in the prior year. Compared to the prior year, we experienced a negative impact on operating leverage due to a decrease in other revenue, primarily as a result of declining prices of scrap steel and other metals. Excluding the impact of the decline in scrap and other metal prices of 0.1%, facility and warehouse expenses would have improved by 0.2% primarily reflecting a positive mix effect as a greater proportion of revenue was generated from our Specialty segment. Compared to our North American operations, Specialty stores a greater portion of inventory at their regional distribution centers, the costs of which are capitalized into inventory and expensed through cost of goods sold. In our North American wholesale operations, most of the inventory sold by our local operations is stored on site rather than in distribution centers, and the related facility and warehouse expenses of the local operations are recorded in this line item.
Distribution Expenses. As a percentage of revenue, distribution expenses for the year ended December 31, 2015 decreased to 8.4% from 8.6% in the prior year. Distribution expenses decreased by 0.4% compared to the prior year due to fuel cost savings driven by lower average prices. The decline in other revenue caused a 0.2% loss in operating leverage due to the revenue mix shift (scrap and other metals revenue has lower distribution costs than parts sales).
Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses for the year ended December 31, 2015 increased to 11.5% from 11.3% in the prior year. Compared to the prior year, other revenue decreased as a result of declining prices of scrap steel and other metals, which negatively impacted our operating leverage and increased our selling, general and administrative expenses as percentage of revenue by 0.2%. Excluding this impact, our selling, general and administrative expenses as a percentage of revenue were flat over the prior year.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2015		2014		Change
Restructuring expenses	$13,083	(1)	$11,123	(2)	$1,960
Acquisition related expenses	6,428	(3)	3,683	(4)	2,745
Total restructuring and acquisition related expenses	$19,511		$14,806		$4,705

(1)
Restructuring expenses of $10.5 million, $2.0 million, and $0.6 million for the year ended December 31, 2015 were primarily related to the integration of acquired businesses in our Specialty, North America, and Europe segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of recent acquisitions into our existing business.

(2)
Restructuring expense for the year ended December 31, 2014 included $5.8 million of expense related to the integration of our Keystone Specialty acquisition, as well as $1.9 million, $1.0 million, and $0.8 million of expense related to the integration of acquired businesses in our European, North American and Specialty segments, respectively. Additionally, we incurred $1.6 million of severance costs to terminated employees as part of the ongoing rationalization of our European operations.

(3)
Acquisition related expenses for the year ended December 31, 2015 included $1.6 million for our acquisitions of eleven aftermarket parts distribution businesses in the Netherlands and $0.2 million for other European acquisitions, $3.6 million for potential and pending acquisitions, and $1.0 million related to our North America and Specialty acquisitions during the year.

(4)	Acquisition related expenses for the prior year ended December 31, 2014 include external costs primarily related to our acquisitions of seven distribution companies in the Netherlands.
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
Depreciation and Amortization. The following table provides additional information about the increase in depreciation and amortization compared to the prior year (in thousands):

	Year Ended December 31,
	2015	2014	Change
Depreciation	$88,335	$86,216	$2,119	(1)
Amortization	33,785	34,503	(718)	(2)
Total depreciation and amortization	$122,120	$120,719	$1,401

(1)
The increase in depreciation expense was a result of increased levels of property and equipment to support our acquisition and organic related growth, partially offset by a decline of $3.1 million attributable to the impact of foreign exchange rates.

(2)
The decrease in amortization expense reflects a $1.6 million decline due to foreign exchange rates partially offset by net increases in amortization expense for intangibles recorded related to our 2014 and 2015 acquisitions. The amortization expense for the year ended December 31, 2014 included accelerated amortization for intangibles recognized during 2014 for the January 2014 acquisition of Keystone Specialty.
Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the year ended December 31, 2014	$61,980
Increase (decrease) due to:
Interest expense	(6,682)	(1)
Loss on debt extinguishment	(324)	(2)
Changes in fair value of contingent consideration liabilities	2,305	(3)
Interest and other income, net	(1,682)	(4)
Total decrease	(6,383)
Other expense, net for the year ended December 31, 2015	$55,597

(1)
Approximately $4.2 million of the reduction in interest expense from the prior year is due to lower outstanding borrowings. The remaining $2.5 million is attributable to lower interest rates under our senior secured credit agreement. The higher outstanding debt levels in the prior year were primarily related to borrowings used to finance the Keystone Specialty acquisition in January 2014 and cash flow from operations in 2015 that was used to pay down debt.

(2)
During the year ended December 31, 2014, we incurred a $0.3 million loss on debt extinguishment as a result of our March 2014 amendment to our senior secured credit agreement. We did not incur a similar charge during 2015.

(3)	See Note 6, "Fair Value Measurements" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our contingent payment arrangements.

(4)
The increase in Interest and other income, net reflects an increase in customer finance fees of $1.3 million and a favorable impact due to a decrease in foreign currency losses of $0.5 million, including the impact of unrealized mark-to-market losses on foreign currency forward contracts used to hedge the purchase of inventory and, to a lesser extent, unrealized and realized gains and losses on foreign currency transactions for the year ended December 31, 2015 compared to the prior year.

Provision for Income Taxes. Our effective income tax rate was 33.9% for the year ended December 31, 2015, compared to 34.7% for the year ended December 31, 2014. The lower effective tax rate in 2015 reflects a 0.5% benefit relative to the prior year as a result of an increase in earnings in our lower tax rate international operations. In addition, the effective tax rate for the current year benefited from discrete items, including favorable return to provision adjustments of $1.9 million and the favorable settlement of a Canada tax matter totaling $1.8 million.

Equity in Earnings of Unconsolidated Subsidiaries. During the year ended December 31, 2015, we recorded impairment charges of $2.0 million in our equity method investments. No tax benefit was recognized related to these charges. Our share of net operating losses in our equity method investments totaled $4.1 million through the year ended December 31, 2015 compared to $2.1 million during the prior year. With our divestiture of ACM Parts in February 2016, we expect our equity in earnings of unconsolidated subsidiaries to be nominal in 2016.

Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the average rates used in 2014, the pound sterling, euro and Canadian dollar rates used to translate the 2015 statements of income declined by 7.2%, 16.4%, and 13.5%, respectively. The translation effect of the decline of these currencies against the U.S. dollar and realized and unrealized currency losses for the year resulted in an approximately $0.04 negative effect on diluted earnings per share relative to the prior year.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
	2014	2013	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$6,086,759	$4,429,580	9.0%	27.8%	0.6%	37.4%
Other revenue	653,305	632,948	(6.0)%	9.3%	(0.1)%	3.2%
Total revenue	$6,740,064	$5,062,528	7.1%	25.5%	0.6%	33.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 37.4% represents increases in segment revenue of 8.4% in North America, 46.6% in Europe, and the addition of our Specialty segment in 2014. Refer to the discussion of our segment results of operations for factors contributing to revenue growth during 2014 compared to the prior year.
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
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the year ended December 31, 2014 decreased to 7.8% from 8.4% in the prior year, which was primarily due to the effect of our Keystone Specialty acquisition. As discussed in our current year section, Specialty operates with lower facility and warehouse expenses than our North American operations.
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
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2014		2013		Change
Restructuring expenses	$11,123	(1)	$3,526	(2)	$7,597
Acquisition related expenses	3,683	(1)	6,647	(3)	(2,964)
Total restructuring and acquisition related expenses	$14,806		$10,173		$4,633

(1)	Refer to our Year Ended December 31, 2015 compared to Year Ended December 31, 2014 discussion for details.

(2)
Restructuring expenses for the year ended December 31, 2013 include $2.1 million related to the integration of certain of our 2013 European acquisitions and $1.4 million related to the integration of certain of our 2012 North American acquisitions.

(3)
Acquisition related expenses for the year ended December 31, 2013 include external costs primarily related to our acquisitions of Sator, five automotive paint distribution businesses in the U.K. and our January 2014 acquisition of Keystone Specialty.

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
Depreciation and Amortization. The following table provides additional information about the increase in depreciation and amortization compared to the prior year (in thousands):

	Year Ended December 31,
	2014	2013	Change
Depreciation	$86,216	$67,122	$19,094	(1)
Amortization	34,503	13,847	20,656	(2)
Total depreciation and amortization	$120,719	$80,969	$39,750

(1)	The increase in depreciation is a result of increased levels of property and equipment to support our organic and acquisition related growth.

(2)
The increase in amortization is a result of amortization of intangible assets related to our acquisitions completed since the beginning of the prior year. We recognized $78.1 million of intangibles related to our January 2014 acquisition of Keystone Specialty and $45.3 million of intangibles related to our May 2013 acquisition of Sator.

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

(1)
Interest expense increased $17.8 million as a result of higher average outstanding debt levels, primarily to finance our Keystone Specialty and 2014 European acquisitions, partially offset by a decrease of $4.4 million as a result of lower interest rates relative to the prior year, primarily due to a lower applicable margin on our credit agreement borrowings as a result of our March 2014 amendment.

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

(4)
Interest and other income, net decreased primarily due to $0.9 million of greater losses as a result of foreign currency exchange for the year ended December 31, 2014 compared to the year ended December 31, 2013.

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
Equity in Earnings of Unconsolidated Subsidiaries. Our share of net operating losses in our equity method investments totaled $2.1 million through the year ended December 31, 2014. Net operating losses during the year ended December 31, 2013 were not material.

Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the average rates used in 2013, the Canadian dollar and Euro rates used to translate the 2014 statements of income declined by 6.8% and 0.5%, respectively and the pound sterling rate increased by 5.3%. The translation effect of the change in these currencies against the U.S. dollar and realized and unrealized currency losses for the year resulted in approximately a $0.01 positive effect on diluted earnings per share relative to the prior year.

Results of Operations—Segment Reporting
We have four operating segments: Wholesale – North America; Europe; Specialty; and Self Service. Our Specialty operating segment was formed with our January 3, 2014 acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Therefore, we present three reportable segments: North America, Europe and Specialty.
We evaluate growth and profitability in our operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP ("Generally Accepted Accounting Principles") measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our growth and profitability, consistent with how we evaluate our performance. Constant currency Segment EBITDA results are calculated by translating prior year Segment EBITDA in local currency using the current year's currency conversion rate. This non-GAAP measure has important limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Our use of this term may vary from the use of similarly-titled measures by other issuers due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2015	% of Total Segment Revenue	2014	% of Total Segment Revenue	2013	% of Total Segment Revenue
Third Party Revenue
North America	$4,145,998		$4,088,701		$3,802,929
Europe	1,995,385		1,846,155		1,259,599
Specialty	1,051,250		805,208		—
Total third party revenue	$7,192,633		$6,740,064		$5,062,528
Total Revenue
North America	$4,146,833		$4,089,290		$3,802,929
Europe	1,995,455		1,846,155		1,259,599
Specialty	1,054,584		807,015		—
Eliminations	(4,239)		(2,396)		—
Total revenue	$7,192,633		$6,740,064		$5,062,528
Segment EBITDA
North America	$547,405	13.2%	$543,943	13.3%	$486,831	12.8%
Europe	200,563	10.1%	167,155	9.1%	141,756	11.3%
Specialty	106,561	10.1%	79,453	9.8%	—	n/m
Total Segment EBITDA	$854,529	11.9%	$790,551	11.7%	$628,587	12.4%

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North American segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2015	2014	Organic		Acquisition (1)	Foreign Exchange	Total Change
Parts & services revenue	$3,671,595	$3,437,821	5.6%	(2)	2.2%	(1.0)%	6.8%
Other revenue	474,403	650,880	(28.8)%	(3)	2.0%	(0.3)%	(27.1)%
Total revenue	$4,145,998	$4,088,701	0.1%		2.2%	(0.9)%	1.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The acquisition growth in revenue reflects the impact of 13 wholesale businesses and 3 self service retail operations acquired since the beginning of 2014 up to the one year anniversary of the acquisition date.

(2)
Approximately 60% of our organic growth in parts and services revenue was due to increased net pricing in our wholesale operations. In our aftermarket operations, we increased our net prices to customers compared to the prior year. In our salvage operations, we shifted our salvage vehicle purchasing to higher quality vehicles beginning in the third quarter of 2014, which increased the average revenue per part sold during 2015. The remainder of our organic growth in parts and services revenue was primarily due to increased sales volumes in our salvage operations and to a lesser extent, our aftermarket operations.

(3)
Approximately $161 million of the $187 million organic decline in other revenue was a result of lower prices received from the sale of scrap and other metals. This was primarily due to lower prices from the sale of crushed auto bodies, which fluctuate based on steel prices. Lower sales volumes were responsible for the remaining decline, primarily due to fewer vehicles processed relative to the prior year.

Segment EBITDA. Segment EBITDA increased $3.5 million, or 0.6%, in 2015 compared to the prior year. The decline in scrap steel and other metals prices as described in the revenue section above had a negative year over year impact of $34.4 million on North American Segment EBITDA and a $0.07 negative effect on diluted earnings per share relative to the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North American segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2014	13.3%
Increase (decrease) due to:
Change in gross margin	0.4%	(1)
Change in segment operating expenses	(0.5)%	(2)
Segment EBITDA for the year ended December 31, 2015	13.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflects a 0.2% favorable impact from our aftermarket product lines and a 0.1% favorable mix impact resulting from more revenue being derived from our wholesale operations, which have higher gross margin percentages relative to our self service operations during periods when scrap and other metal prices decline. In our aftermarket products, we improved our gross margin through increases in net prices to our customers. Despite the continued decline in scrap and other metal prices, margins in our self service operations have remained consistent year over year, resulting from the continued effort to reduce car costs and purchase higher quality cars that will yield more parts revenue per vehicle to offset the loss in scrap and other metal revenue.

(2)
The decline in Segment EBITDA margin related to operating expenses was primarily the result of the negative impact on operating leverage caused by the decrease in other revenue related to the declining prices of scrap steel and other metals. In periods of falling scrap revenue, we do not experience a commensurate decline in operating expenses, as we have few variable costs associated with the sale of scrap and other metals. The 0.5% increase in segment operating expenses as a percentage of revenue included an unfavorable impact of 1.1% related to the decline in prices for scrap steel and other metals. This increase was partially offset by an improvement in segment operating expenses of 0.6%, which is primarily the result of a 0.4% improvement in distribution expenses due to a reduction in fuel costs.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our European segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,991,106	$1,843,730	9.2%	8.5%	(9.7)%	8.0%
Other revenue	4,279	2,425	23.7%	60.3%	(7.5)%	76.4%
Total revenue	$1,995,385	$1,846,155	9.3%	8.6%	(9.7)%	8.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 11.8%, while in our continental European operations, parts and services revenue grew organically by 2.8%, resulting in net organic revenue growth of 9.2% over the prior year. Our organic revenue growth in the U.K., which resulted from higher sales volumes, was composed of a 7.5% increase in revenue from stores open more than 12 months and a 4.3% increase from revenue generated by 54 branch openings since the beginning of the prior year through the one year anniversary of their respective opening dates. Organic revenue growth in our continental European operations was primarily due to the opening of a new warehouse location in France in 2014 and, to a lesser extent, growth in our Belgian market.

(2)
Acquisition related growth for the year-ended December 31, 2015 includes $158.1 million from our acquisitions of 18 distribution companies in the Netherlands since the beginning of 2014 and the purchase of a salvage business in Sweden through the one year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $179.8 million, or 9.7%, primarily due to the strengthening of the U.S. dollar against both the pound sterling and euro relative to 2014.

Segment EBITDA. Segment EBITDA increased $33.4 million, or 20%, to $200.6 million through the year ended December 31, 2015 compared to $167.2 million in the prior year. Our European Segment EBITDA includes a negative year over year impact of $15.7 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2014. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $49.1 million, or 29.4%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the year ended December 31, 2015. The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our European segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2014	9.1%
Increase (decrease) due to:
Change in gross margin	1.3%	(1)
Change in segment operating expenses	(0.3)%	(2)
Segment EBITDA for the year ended December 31, 2015	10.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects improvement of 0.7% in our UK operations, primarily as a result of a reduction in product costs and an increase in supplier rebates, and 0.6% in our continental European operations as a result of internalizing incremental gross margin from our 2014 acquisitions of seven Netherlands distributors.

(2)
The increase in segment operating expenses reflects higher selling, general and administrative expenses of 0.5%, related to higher personnel costs to support the growth of the business, including our e-commerce business, in the UK and continental Europe. Distribution costs improved over the prior year period by 0.2% due to internalizing previously outsourced delivery expenses as well as lower fuel costs.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Specialty	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,051,250	$805,208	7.8%	24.6%	(1.9)%	30.6%
Other revenue	—	—	—%	—%	—%	—%
Total revenue	$1,051,250	$805,208	7.8%	24.6%	(1.9)%	30.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Organic growth in Specialty parts and services revenue reflects increased sales volumes as a result of favorable economic conditions.

(2)	Acquisition related growth reflects the impact of two Specialty businesses acquired in the fourth quarter of 2014, as well as the acquisition of Coast on August 19, 2015.

(3)	Compared to the prior year, exchange rates reduced our revenue growth by 1.9%, primarily due to the strengthening of the U.S. dollar against the Canadian dollar in 2015 compared to the prior year.
Segment EBITDA. Segment EBITDA increased $27.1 million, or 34.1%, in 2015 compared to the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2014	9.8%
(Decrease) increase due to:
Change in gross margin	(1.2)%	(1)
Change in segment operating expenses	1.5%	(2)
Change in other expenses	0.1%
Segment EBITDA for the year ended December 31, 2015	10.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin reflects a 0.7% increase in inventory costs, most of which we expect to be temporary as integration plans are completed, and a decrease in gross margin of 0.4% due to unfavorable net customer pricing. Our acquisition completed in the fourth quarter of 2014 of a supplier of parts for recreational vehicles resulted in a 0.4% decline in gross margin compared to the prior year. Compared to our existing Specialty business, this acquisition realizes lower gross margins than our other specialty product sales. These negative effects on gross margin were partially offset by a favorable mix effect of 0.2% resulting from a shift toward higher margin product lines, particularly truck and off road products.

(2)
Reflects a 0.8% reduction in selling, general and administrative expenses as a percentage of revenue related to (i) a 0.6% decline in personnel expenses as a percentage of revenue primarily as a result of integration synergies and (ii) a reduction in professional fees and advertising expenses of 0.2%. Distribution expenses decreased 0.7% due to (i) favorable fuel pricing compared to the prior year of 0.6%, (ii) logistics synergies as we leverage our North American distribution network for the delivery of specialty products of 0.5%, partially offset by (iii) higher freight costs of 0.4% driven by higher use of third party freight to handle increased volumes, as well as sales related to our October 2014 acquisition of a supplier of parts for recreational vehicles and our 2015 acquisition of Coast, which are all shipped via third party carriers. We expect to realize additional integration synergies throughout 2016 as we continue to rationalize our facilities within this segment.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North American segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2014	2013	Organic		Acquisition (1)	Foreign Exchange	Total Change
Parts & services revenue	$3,437,821	$3,171,733	6.1%	(2)	2.8%	(0.5)%	8.4%
Other revenue	650,880	631,196	(6.0)%	(3)	9.3%	(0.1)%	3.1%
Total revenue	$4,088,701	$3,802,929	4.1%		3.8%	(0.5)%	7.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Reflects the impact of 9 wholesale businesses and 2 self service retail operations acquired during 2014.

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

Segment EBITDA. Segment EBITDA increased $57.1 million, or 11.7%, in 2014 compared to the prior year. The decline in scrap steel and other metals prices as described in the revenue section above had a negative year over year impact of $9.6 million on North American Segment EBITDA and a $0.02 negative effect on diluted earnings per share relative to the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North American segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2013	12.8%
Increase due to:
Change in gross margin	0.2%	(1)
Change in segment operating expenses	0.3%	(2)
Segment EBITDA for the year ended December 31, 2014	13.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Our wholesale operations increased gross margin by 0.6%, including a 0.5% improvement from lower inventory purchase costs and a favorable mix effect of 0.2% as a result of generating less revenue from our lower margin sales of scrap and precious metals. The improvement in gross margin as a percentage of revenue was partially offset by the impact of our acquisition of an automotive core business in January 2014, which increased our revenue in product lines that are complementary to our existing vehicle replacement parts offerings but generate lower gross margins, thereby decreasing gross margins by 0.5% of revenue.

(2)	Selling, general and administrative expenses declined by 0.5% of revenue, primarily due to improved leverage of our sales force and general and administrative personnel, but this was partially offset by an increase of facility and warehouse expenses by 0.2% of revenue due to higher personnel expenditures.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our European segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2014	2013	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,843,730	$1,257,847	16.1%	27.0%	3.6%	46.6%
Other revenue	2,425	1,752	19.7%	12.8%	5.8%	38.4%
Total revenue	$1,846,155	$1,259,599	16.1%	26.9%	3.6%	46.6%
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

(2)
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

Segment EBITDA. Segment EBITDA increased $25.4 million, or 17.9%, in 2014 compared to the prior year. Our European Segment EBITDA includes a positive year over year impact of $6.3 million related to the strengthening of the pound sterling relative to the U.S. dollar in 2014. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $19.1 million, or 13.5%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding the foreign currency impact on our results for the year ended December 31, 2014. The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our European segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2013	11.3%
Decrease due to:
Change in gross margin	(1.0)%	(1)
Change in segment operating expenses	(1.1)%	(1)
Change in other income, net	(0.1)%
Segment EBITDA for the year ended December 31, 2014	9.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Our acquisitions completed since the beginning of the prior year were responsible for 1.1% of the decline in Segment EBITDA as a percentage of revenue, including primarily the effect of the Netherlands distributors we acquired in May 2014. The effect of the Netherlands distributors includes a negative gross margin impact of 0.3% that will not affect future periods once the higher cost acquired inventory has turned and we are able to internalize the incremental distributor margin. Additionally, as we transition our continental European operations to a two step distribution model, including the effect of these acquisitions, our operating expenses will increase as we internalize the cost of the distribution network; during the year ended December 31, 2014, these greater operating costs resulted in a decline in Segment EBITDA as a percentage of revenue, thereby accounting for the remaining negative impact on Segment EBITDA margins. Our existing operations were responsible for the remaining decline in Segment EBITDA, including a 0.7% effect from 59 new branch openings in the U.K. since the beginning of the prior year in our U.K. operations. Additionally, we incurred 0.2% in higher advertising expenses compared to the prior year.

Specialty
Because our Specialty segment was formed on January 3, 2014 with our Keystone Specialty acquisition, the discussion of our consolidated results of operations covers the factors driving the year-over-year performance of our existing business and also discusses the effect of the Specialty operations on our consolidated results. Compared to Keystone Specialty's unaudited results for the year ended December 31, 2013, revenue in our Specialty segment increased 15.8%. During the fourth quarter of 2014, we completed two additional acquisitions in our Specialty segment, which contributed approximately one quarter of the revenue growth. The remaining revenue growth was primarily due to greater sales volumes as a result of favorable economic conditions. Additionally, during the year ended December 31, 2014, we generated a greater proportion of revenue from our higher-end specialty vehicle products, such as truck and RV accessories, which resulted in a favorable mix of revenue compared to the prior year unaudited results.

2016 Outlook
We estimate that adjusted net income and adjusted diluted earnings per share for the year ending December 31, 2016, excluding the impact of any restructuring and acquisition related expenses, amortization expense related to acquired intangibles and any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities), will be in the range of $490 million to $520 million and $1.59 to $1.69, respectively.
Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	December 31, 2015	December 31, 2014
Cash and equivalents	$87,397	$114,605
Total debt (1)	1,599,695	1,864,562
Net debt (total debt less cash and equivalents)	1,512,298	1,749,957
Current maturities	57,494	63,515
Capacity under credit facilities (2)	1,947,000	1,947,000
Availability under credit facilities (2)	1,337,653	1,127,810
Total liquidity (cash and equivalents plus availability on credit facilities)	1,425,050	1,242,415

(1) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $15.0 million and $18.4 million as of December 31, 2015 and 2014, respectively).

(2) Includes our revolving credit facilities, our receivables securitization facility, and letters of credit. The amounts do not reflect the impact of the amendment to our senior secured credit facility on January 29, 2016.
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
As of December 31, 2015, we had debt outstanding and additional available sources of financing, as follows:

•
Senior secured credit facilities maturing in May 2019, composed of $450 million in term loans ($411 million outstanding at December 31, 2015) and $1.85 billion in revolving credit ($480 million outstanding at December 31, 2015), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•
Receivables securitization facility with availability up to $97 million ($63 million outstanding as of December 31, 2015), maturing in October 2017 and bearing interest at variable commercial paper rates

On January 29, 2016, LKQ Corporation, LKQ Delaware LLP, and certain other subsidiaries entered into a fourth amended and restated credit agreement to (1) extend the maturity date by approximately two years to January 29, 2021; (2) increase the total availability under the credit agreement from $2.3 billion to $3.2 billion (composed of $2.45 billion in the revolving credit facility's multicurrency component; and $750 million of term loans, which consist of a term loan of approximately $500 million and a €230 million term loan); (3) increase our ability to incur additional indebtedness; and (4) make other immaterial or clarifying modifications and amendments to the terms of the Third Amended and Restated Credit Agreement. See Note 4, "Long-Term Obligations" within the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to our long-term obligations.
From time to time, we may undertake financing transactions to increase our available liquidity, such as our January 2016 amendment to our senior secured credit facilities and our September 2014 amendment to our receivables securitization facility. Our financing structure, which includes our senior secured credit facilities, senior notes, and receivables securitization facility, provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of December 31, 2015, we had approximately $1.3 billion available under our credit facilities. Combined with approximately $87.4 million of cash and equivalents at December 31, 2015, we had approximately $1.4 billion in available liquidity, an increase of $182.6 million over our available liquidity as of December 31, 2014.
After giving effect to the January 2016 amendment, we will have an additional $600 million of availability under our revolving credit facilities and an increase in term loan borrowings of approximately $339 million which, combined with our existing capacity, will be used to finance the potential Rhiag acquisition. Total consideration transferred for the purchase price is expected to include approximately $616 million of cash and approximately $500 million in assumed debt. We plan to refinance the assumed debt with revolver borrowings under our secured credit facility and/or other long term obligations. Additional amounts are expected to be transferred for acquisition related costs.
We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that with the amended credit facility we have adequate capacity, from time to time, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Borrowings under the credit agreement accrue interest at variable rates, which depend on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings (as described in Note 5, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at December 31, 2015 was 1.76%. Including the borrowings on our senior notes and receivables securitization program, our overall weighted average interest rate on borrowings was 2.89% at December 31, 2015. Cash interest payments were $54.9 million for the year ended December 31, 2015, including interest payments totaling $28.5 million related to our senior notes. The semi-annual interest payments on our senior notes are made in May and November each year, and began in November 2013. We had outstanding credit agreement borrowings of $0.9 billion and $1.1 billion at December 31, 2015 and December 31, 2014, respectively. Of these amounts, $22.5 million were classified as current maturities at December 31, 2015 and December 31, 2014.
Under the terms of the January 2016 amendment, we have scheduled repayments of $3.1 million for the fiscal quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, and $6.2 million each fiscal quarter thereafter through the maturity of the USD term loan maturity in January 2021. We also have scheduled repayments of €1.4 million for the fiscal quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, and €2.9 million each fiscal quarter thereafter through the maturity of the Euro term loan in January 2021. We have no other significant principal payments on our credit facilities scheduled prior to the maturity of the receivables securitization program in October 2017. In addition to the repayments under our credit facilities, we will make payments on notes payable and other debt totaling $35.0 million in the next 12 months.
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of December 31, 2015.
As of December 31, 2015, the Company had cash of $87.4 million, of which $59.4 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resort to repatriation of foreign earnings.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
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
The following table sets forth a summary of our aftermarket inventory procurement for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Change
North America	$1,023,400	$985,300	$38,100	(1)
Europe	1,143,668	1,087,020	56,648	(2)
Specialty	776,611	612,970	163,641	(3)
Total	$2,943,679	$2,685,290	$258,389

(1)
In North America, we accelerated our aftermarket inventory purchases in the fourth quarter of 2014 in anticipation of potential labor issues at West Coast ports in the U.S., leading to growth in the year-end inventory balance. As a result, our aftermarket inventory purchases in the first half of 2015 fell below 2014 levels. During the second half of 2015, we increased our aftermarket inventory purchases above the prior year levels as a result of an increase in sales and the depletion of the inventory acquired in the fourth quarter of 2014. Our July 2015 acquisition of Parts Channel also contributed to the increase in purchases in the second half of 2015. For the year ended December 31, 2015, our North American purchases were $38.1 million higher than the prior year.

(2)
In our European segment, our acquisitions of the Netherlands distributors in 2014 and 2015 contributed incremental inventory purchases of $49.4 million for the year ended December 31, 2015. Purchases for our U.K. operations increased in 2015 compared to the prior period primarily as a result of opening five new regional distribution centers. However, the greater purchase levels in Europe were partially offset by the devaluation of the pound sterling and euro compared to the prior year period.

(3)
The increase in Specialty aftermarket inventory purchases of $163.6 million during the year ended December 31, 2015, was related to accelerated inventory purchases to stock two new distribution centers scheduled to open in the first quarter of 2016. Our August 2015 acquisition of Coast and our October 2014 acquisition of a supplier of parts for recreational vehicles also contributed to the increase in purchases compared to prior year period.

The following table sets forth a summary of our salvage and self service procurement for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	% Change
Wholesale salvage cars and trucks	310	290	6.9%	(1)
Self Service and "crush only" cars	471	514	(8.4)%	(2)

(1)
The increase in our salvage car and truck purchases is primarily due to the inclusion of a full year of purchasing activity related to our November 2014 acquisition of a business with salvage and vehicle repair facilities in Sweden and Norway.

(2)
Compared to the prior year, we reduced our purchases of lower cost self service and "crush only" cars as prices demanded for vehicles in certain markets exceeded our acceptable cost given the prices of scrap and other metals. The decrease in purchases was partially offset by the acquisition of a self service yard operation in 2015.

Net cash provided by operating activities totaled $529.8 million for the year ended December 31, 2015, compared to $370.9 million in 2014. Compared to the prior year, our 2015 EBITDA increased by $52.9 million, due to both acquisition related growth and organic growth. Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $72.7 million during 2015 compared to $189.8 million during 2014. In 2015, cash outflows for inventory totaled $83.2 million as a result of inventory growth, particularly in our Specialty operations; cash outflows for inventory were $122.6 million in the prior year. As discussed above, we increased our North American aftermarket inventory purchases in the fourth quarter of 2014 in anticipation of port issues in the U.S., which resulted in a larger cash outflow in the prior year as compared to 2015. Accounts receivable represented a cash inflow of $14.7 million in 2015 compared to a cash outflow of $61.7 million in 2014. In Europe, our Netherlands operations experienced a reduction in accounts receivable in 2015 as result of a higher rate of collections due to the implementation of an automatic payment program. In the prior year, receivables balances increased primarily as a result of increased sales levels in our U.K. operations. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year.
Net cash used in investing activities totaled $330.0 million for the year ended December 31, 2015, compared to $921.0 million in 2014. We invested $160.5 million of cash, net of cash acquired, in business acquisitions during 2015, compared to $775.9 million for business acquisitions in 2014, which included $427.1 million for our Keystone Specialty acquisition. Property and equipment purchases were $170.5 million in the year ended December 31, 2015 compared to $141.0 million in the prior year. The increase in capital expenditures relative to the prior year period reflects an increase of $33.0 million in our U.K. operations primarily due to costs incurred to develop and equip a new distribution center. During 2015, cash provided by other investing activities, net was $1.0 million and primarily consisted of proceeds from disposals of fixed assets totaling $10.7 million, partially offset by payments of $9.7 million for investments in unconsolidated subsidiaries, including a $7.5 million payment to increase our investment in ACM Parts. During 2014, we paid $2.2 million for investments in unconsolidated subsidiaries.
Net cash used in financing activities totaled $224.1 million for the year ended December 31, 2015, compared to an inflow of $519.0 million in 2014. During 2015, net repayments under our credit facilities were $186.5 million compared to net borrowings of $578.4 million in 2014. Compared to the prior year period, our cash investment in acquisitions was lower, and therefore, we used the excess cash generated by operations to repay outstanding amounts under our revolving credit facilities. During 2014, we used the proceeds from the net borrowings primarily to fund acquisitions, including $370 million of revolver borrowings and $80 million of borrowings under our receivables facility to finance the Keystone Specialty acquisition. Our March 2014 amendment of our credit facilities generated $11.3 million in additional term loan borrowings, which were used to pay $3.7 million in debt issuance costs related to the amendment, as well as to repay outstanding revolver borrowings. During 2014, we made a payment of $44.8 million ($39.5 million included in financing cash flows and $5.3 million included in operating cash flows) for the final earnout period under the contingent payment agreement related to our 2011 ECP acquisition. Cash generated from exercises of stock options provided $8.2 million and $9.3 million in the years ended December 31, 2015 and 2014, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $14.4 million and $17.8 million in the years ended December 31, 2015 and 2014, respectively. We paid $7.6 million and $0.4 million related to taxes for net share settlements of stock-based compensation in the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2014, we paid $12.6 million related to the settlement of foreign currency forward contracts; no such payment occurred in 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table sets forth a summary of our aftermarket inventory procurement for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	Change
North America	$985,300	$900,000	$85,300	(1)
Europe	1,087,020	807,088	279,932	(2)
Specialty	612,970	—	612,970	(3)
Total	$2,685,290	$1,707,088	$978,202

(1)
In North America, we increased our aftermarket inventory purchases above the prior year levels as a result of an increase in sales. Additionally, we accelerated our aftermarket inventory purchases in the fourth quarter of 2014 in anticipation of potential labor issues at West Coast ports in the U.S., leading to an increase in the year-end inventory balance compared to 2013.

(2)
In our European segment, our acquisitions of five Netherlands distributors in 2014 contributed incremental inventory purchases of $63.5 million. Our ECP operations contributed incremental inventory purchases of $146.4 million as a result of opening 44 new branches in 2014 and the appreciation of the pound sterling compared to 2013.

(3)
Our Specialty operating segment was formed with our January 3, 2014 acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations." Total purchases in 2014 include both Keystone Specialty and our October 2014 acquisition of a supplier of replacement parts, supplies and accessories for RVs.

The following table sets forth a summary of our salvage and self service procurement for 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	% Change
Wholesale salvage cars and trucks	290	281	3.2%
Self Service and "crush only" cars	514	513	0.2%
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
Net cash used in investing activities totaled $921.0 million for the year ended December 31, 2014, compared to $505.6 million for the same period of 2013.We invested $775.9 million of cash, net of cash acquired, in business acquisitions during 2014, including $427.1 million for our Keystone Specialty acquisition. We invested $408.4 million for business acquisitions in the comparable prior year, including our acquisition of Sator for $272.8 million. Property and equipment purchases were $141.0 million in the year ended December 31, 2014 compared to $90.2 million in the prior year. The increase in capital expenditures relative to the prior year period reflects an increase of $17.4 million in our U.K. operations, including greater expenditures for leasehold improvements and vehicles for 44 new branch locations opened during the year ended December 31, 2014. Capital expenditures in our North American segment increased by $19.9 million, primarily due to costs incurred to build a facility that we subsequently sold and leased back from the buyer. The proceeds of the sale-leaseback transaction are reflected as financing cash inflows in the year ended December 31, 2014. In 2013, we entered into an agreement with Suncorp Group to develop an alternative vehicle products business in Australia and New Zealand, for which our initial investment totaled $9.1 million; during 2014, we paid $2.2 million for investments in unconsolidated subsidiaries.

Net cash provided by financing activities totaled $519.0 million for the year ended December 31, 2014, compared to $165.9 million in 2013. During 2014, net borrowings under our credit facilities were $578.4 million compared to net borrowings of $227.1 million in 2013. In both periods, we used the proceeds from the net borrowings primarily to fund acquisitions, including borrowings to finance our acquisition of Keystone Specialty in 2014 and our acquisition of Sator in 2013. During 2013, we completed a $600 million senior notes offering, as well as an amendment to our credit agreement that resulted in $35 million in term loan proceeds, which were used to pay $16.9 million in debt issuance costs as well as to repay outstanding amounts on our revolving credit facilities. In March 2013, we made a payment of $33.9 million ($31.5 million included in financing cash flows and $2.4 million included in operating cash flows) for the 2012 earnout period under the contingent payment agreement related to our 2011 ECP acquisition; we made a similar payment of $44.8 million in 2014 ($39.5 million included in financing cash flows and $5.3 million included in operating cash flows) for the final earnout period. Cash generated from exercises of stock options provided $9.3 million and $15.4 million in the years ended December 31, 2014 and 2013, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $17.8 million and $18.3 million in the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we paid $12.6 million related to the settlement of foreign currency forward contracts.
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
2016 Outlook
We estimate that our capital expenditures for 2016, excluding business acquisitions, will be between $170 million and $180 million. We expect to use these funds for the development of a new distribution center in the U.K., several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2016 will be between $520 million and $550 million
Off-Balance Sheet Arrangements and Future Commitments
We do not have any off-balance sheet arrangements or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.
The following table represents our future commitments under contractual obligations as of December 31, 2015 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Long-term debt (1)	$1,868.0	$101.0	$198.8	$894.1	$674.1
Capital lease obligations (2)	16.0	2.0	1.9	0.7	11.4
Operating leases (3)	856.4	155.1	248.2	167.0	286.1
Purchase obligations (4)	226.0	226.0	—	—	—
Contingent consideration liabilities (5)	4.8	4.4	0.4	—	—
Outstanding letters of credit	65.9	65.9	—	—	—
Other asset purchase commitments (6)	98.0	56.7	37.5	3.8	—
Other long-term obligations
Self-insurance reserves (7)	69.1	33.2	23.5	8.3	4.1
Deferred compensation plans and other retirement obligations (8)	31.8	1.8	—	—	30.0
Long term incentive plan	5.1	2.2	2.9	—	—
Liabilities for unrecognized tax benefits	2.3	0.1	1.3	0.6	0.3
Other	3.7	3.7	—	—	—
Total	$3,247.1	$652.1	$514.5	$1,074.5	$1,006.0

(1)
Our long-term debt under contractual obligations above includes interest on the balances outstanding as of December 31, 2015. The Long-term debt balance excludes debt issuances costs as these expenses have already been paid. Interest on our senior notes, notes payable, and other long-term debt is calculated based on the respective stated rates. Interest on our variable rate credit facilities is calculated based on the weighted average rates, including the impact of interest rate swaps through their respective expiration dates, in effect for each tranche of borrowings as of December 31, 2015. Future estimated interest expense for the next year, one to three years, and three to five years is $45.2 million, $88.2 million and $69.5 million, respectively. Estimated interest expense beyond five years is $71.9 million.

(2)
Interest on capital lease obligations is included based on incremental borrowing or implied rates. Future estimated interest expense for the next year, one to three years, and three to five years is $0.3 million, $0.6 million and $0.5 million, respectively. Estimated interest expense beyond five years is $8.2 million.

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

(6)
Includes asset purchase commitments related to the construction of a new distribution center for our U.K. operations, commitments to purchase land and buildings, IT related expenditures, and other asset purchase commitments.

(7)
Self-insurance reserves include undiscounted estimated payments, net of estimated insurance recoveries, for our employee medical benefits, automobile liability, general liability, directors and officers liability, workers' compensation and property insurance.

(8)
Deferred compensation payments are dependent on elected payment dates. While we expect that these payments will be made more than five years from the latest balance sheet date, payments may be made earlier depending on such elections. Our deferred compensation plans are funded through investments in life insurance policies. Other retirement obligations consist of our expected required contributions to Sator's pension plan. We have not included future funding requirements beyond 2016 in the table above, as these funding projections are not practicable to estimate.

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
As of December 31, 2015, we held five interest rate swap contracts representing a total of $170 million of U.S. dollar-denominated notional amount debt, £50 million of pound sterling-denominated notional amount debt, and CAD $25 million of Canadian dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from March 2016 through December 2016.
In total, we had 29% of our variable rate debt under our credit facilities at fixed rates at December 31, 2015 compared to 47% at December 31, 2014. As of December 31, 2015, the fair market value of these swap contracts was a net liability of $1.3 million. The values of such contracts are subject to changes in interest rates.
At December 31, 2015, we had $692 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $6.9 million over the next twelve months.
In January 2016, we entered into four interest rate swap contracts representing a total of $200 million of U.S. dollar-denominated debt. In February 2016, we entered into four additional interest rate swap contracts representing a total of $240 million of U.S. dollar-denominated debt. All new swaps mature in January 2021. Further information regarding our interest rate swaps is included in Note 5, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
The proceeds of our May 2013 senior notes offering were used to finance our euro-denominated acquisition of Sator, as well as to repay a portion of our pound sterling-denominated revolver borrowings held by our European operations. In connection with these transactions, in 2013 we entered into euro-denominated and pound sterling-denominated intercompany notes, which incurred transaction gains and losses from fluctuations in the U.S. dollar against these currencies. To mitigate these fluctuations, we entered into foreign currency forward contracts to sell €150.0 million for $195.0 million and £70.0 million for $105.8 million. The gains or losses from the remeasurement of these contracts are recorded to earnings to offset the remeasurement of the related notes. During the year ended December 31, 2014, we settled these forward contracts through payments to the counterparties totaling $20.0 million. While there are no such forward contracts outstanding as of December 31, 2015, we may enter into additional foreign currency forward contracts from time to time to mitigate the impact of fluctuations in exchange rates on similar intercompany financing transactions.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. also source a portion of their inventory from Taiwan, as well as from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2015 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 32.8% and 33.2% of our revenue during 2015 and 2014, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and our operating income for the year ended December 31, 2015.
Other than with respect to our intercompany transactions denominated in euro and pound sterling and a portion of our foreign currency denominated inventory purchases in the U.K., we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of December 31, 2015, we had amounts outstanding under our revolving credit facilities of €247.7 million, £73.3 million, CAD $130.4 million, and kr78.0 million. As of December 31, 2014, we had amounts outstanding under our revolving credit facilities of €216.5 million, £96.2 million, and CAD $130.4 million. Since December 31, 2013, we have replaced certain of our U.S. dollar denominated borrowings with foreign-currency denominated borrowings, primarily in Europe, which more closely aligns the functional currency of our borrowings and the cash flows used to fund debt payments.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes and there is no guarantee that the car costs will decrease at the same rate as the metal prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in operating margin. Scrap metal and other metal prices declined in 2015 and have decreased 56% since the fourth quarter of 2014. As of December 31, 2015, we held short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices specifically related to our precious metals refining and reclamation business. The notional amount and fair value of these forward contracts at December 31, 2015 were immaterial.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 25, 2016

LKQ CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and equivalents	$87,397	$114,605
Receivables, net	590,160	601,422
Inventory	1,556,552	1,433,847
Prepaid expenses and other current assets	106,603	85,799
Total Current Assets	2,340,712	2,235,673
Property and Equipment, net	696,567	629,987
Intangible Assets:
Goodwill	2,319,246	2,288,895
Other intangibles, net	215,117	245,525
Other Assets	76,195	75,659
Total Assets	$5,647,837	$5,475,739
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$415,588	$400,202
Accrued expenses:
Accrued payroll-related liabilities	86,527	86,016
Self-insurance reserves	37,759	36,369
Other accrued expenses	124,466	127,779
Other current liabilities	31,596	32,200
Current portion of long-term obligations	56,034	61,938
Total Current Liabilities	751,970	744,504
Long-Term Obligations, Excluding Current Portion	1,528,668	1,784,210
Deferred Income Taxes	127,239	106,938
Other Noncurrent Liabilities	125,278	119,430
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 305,574,384 and 303,452,655 shares issued and outstanding at December 31, 2015 and 2014, respectively	3,055	3,035
Additional paid-in capital	1,090,713	1,054,686
Retained earnings	2,126,384	1,703,161
Accumulated other comprehensive loss	(105,470)	(40,225)
Total Stockholders' Equity	3,114,682	2,720,657
Total Liabilities and Stockholders’ Equity	$5,647,837	$5,475,739

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$7,192,633	$6,740,064	$5,062,528
Cost of goods sold	4,359,104	4,088,151	2,987,126
Gross margin	2,833,529	2,651,913	2,075,402
Facility and warehouse expenses	556,041	526,291	425,081
Distribution expenses	602,897	577,341	431,947
Selling, general and administrative expenses	828,333	762,888	597,052
Restructuring and acquisition related expenses	19,511	14,806	10,173
Depreciation and amortization	122,120	120,719	80,969
Operating income	704,627	649,868	530,180
Other expense (income):
Interest expense	57,860	64,542	51,184
Loss on debt extinguishment	—	324	2,795
Change in fair value of contingent consideration liabilities	454	(1,851)	2,504
Interest and other income, net	(2,717)	(1,035)	(2,130)
Total other expense, net	55,597	61,980	54,353
Income before provision for income taxes	649,030	587,888	475,827
Provision for income taxes	219,703	204,264	164,204
Equity in earnings of unconsolidated subsidiaries	(6,104)	(2,105)	—
Net income	$423,223	$381,519	$311,623
Earnings per share:
Basic	$1.39	$1.26	$1.04
Diluted	$1.38	$1.25	$1.02

Consolidated Statements of Comprehensive Income (In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$423,223	$381,519	$311,623
Other comprehensive (loss) income:
Foreign currency translation	(69,817)	(51,979)	14,056
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,469	2,195	4,495
Net change in unrealized gains/losses on pension plan, net of tax	2,103	(10,452)	701
Total other comprehensive (loss) income	(65,245)	(60,236)	19,252
Total comprehensive income	$357,978	$321,283	$330,875

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$423,223	$381,519	$311,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,192	125,437	86,463
Stock-based compensation expense	21,336	22,021	22,036
Deferred income taxes	22,388	6,242	4,279
Excess tax benefit from stock-based payments	(14,445)	(17,814)	(18,348)
Other	7,348	6,593	9,630
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	14,704	(61,739)	(44,670)
Inventory	(83,188)	(122,590)	(69,222)
Prepaid income taxes/income taxes payable	17,474	18,428	49,993
Accounts payable	(4,222)	(5,474)	49,641
Other operating assets and liabilities	(2,973)	18,274	26,631
Net cash provided by operating activities	529,837	370,897	428,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(170,490)	(140,950)	(90,186)
Acquisitions, net of cash acquired	(160,517)	(775,921)	(408,384)
Other investing activities, net	1,014	(4,123)	(7,036)
Net cash used in investing activities	(329,993)	(920,994)	(505,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,168	9,324	15,392
Excess tax benefit from stock-based payments	14,445	17,814	18,348
Taxes paid related to net share settlements of stock-based compensation awards	(7,581)	(443)	—
Debt issuance costs	(97)	(3,750)	(16,940)
Proceeds from issuance of senior notes	—	—	600,000
Borrowings under revolving credit facilities	313,142	1,587,644	437,023
Repayments under revolving credit facilities	(445,282)	(1,098,518)	(748,086)
Borrowings under term loans	—	11,250	35,000
Repayments under term loans	(22,500)	(16,875)	(16,875)
Borrowings under receivables securitization facility	3,858	95,050	41,500
Repayments under receivables securitization facility	(35,758)	(150)	(121,500)
Repayments of other debt, net	(29,696)	(40,051)	(45,062)
Payments of other obligations	(22,791)	(41,992)	(32,859)
Other financing activities, net	—	(300)	—
Net cash (used in) provided by financing activities	(224,092)	519,003	165,941
Effect of exchange rate changes on cash and equivalents	(2,960)	(4,789)	2,327
Net (decrease) increase in cash and equivalents	(27,208)	(35,883)	90,718
Cash and equivalents, beginning of period	114,605	150,488	59,770
Cash and equivalents, end of period	$87,397	$114,605	$150,488
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$180,126	$176,955	$110,862
Interest	54,917	59,678	45,253
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other obligations, including notes issued and debt assumed in connection with business acquisitions	$28,348	$96,258	$8,360
Contingent consideration liabilities	—	5,854	3,854
Non-cash property and equipment additions	8,846	2,293	6,615

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, January 1, 2013	297,811	$2,978	$950,338	$1,010,019	$759	$1,964,094
Net income	—	—	—	311,623	—	311,623
Other comprehensive income	—	—	—	—	19,252	19,252
Restricted stock units vested	595	6	(6)	—	—	—
Stock-based compensation expense	—	—	22,036	—	—	22,036
Exercise of stock options	2,399	24	15,368	—	—	15,392
Excess tax benefit from stock-based payments	—	—	18,348	—	—	18,348
BALANCE, December 31, 2013	300,805	$3,008	$1,006,084	$1,321,642	$20,011	$2,350,745
Net income	—	—	—	381,519	—	381,519
Other comprehensive loss	—	—	—	—	(60,236)	(60,236)
Restricted stock units vested	975	10	(10)	—	—	—
Stock-based compensation expense	—	—	22,021	—	—	22,021
Exercise of stock options	1,688	17	9,307	—	—	9,324
Tax withholdings related to net share settlements of stock-based compensation awards	(15)	—	(443)	—	—	(443)
Excess tax benefit from stock-based payments	—	—	17,727	—	—	17,727
BALANCE, December 31, 2014	303,453	$3,035	$1,054,686	$1,703,161	$(40,225)	$2,720,657
Net income	—	—	—	423,223	—	423,223
Other comprehensive loss	—	—	—	—	(65,245)	(65,245)
Restricted stock units vested, net of shares withheld for employee tax	840	8	(4,349)	—	—	(4,341)
Stock-based compensation expense	—	—	21,336	—	—	21,336
Exercise of stock options	1,425	14	8,849	—	—	8,863
Tax withholdings related to net share settlements of stock-based compensation awards	(144)	(2)	(3,934)	—	—	(3,936)
Excess tax benefit from stock-based payments	—	—	14,125	—	—	14,125
BALANCE, December 31, 2015	305,574	$3,055	$1,090,713	$2,126,384	$(105,470)	$3,114,682

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business
The financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom and the Benelux region of continental Europe. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end of life vehicles. We also have operations in the Netherlands, Belgium, Northern France, Sweden, Norway, Mexico, Taiwan and India. In total, we operate more than 790 facilities.

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
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $32.8 million and $31.3 million at December 31, 2015 and 2014, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Consolidated Statements of Income and are shown as a current liability on our Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap, cores and other metals when title has transferred, which typically occurs upon delivery to the customer. Revenue also includes amounts billed to customers for shipping and handling. Distribution expenses in the accompanying Consolidated Statements of Income are the costs incurred to prepare and deliver products to customers.
Receivables and Allowance for Doubtful Accounts
In the normal course of business, we extend credit to customers after a review of each customer's credit history. We recorded a reserve for uncollectible accounts of approximately $24.6 million and $19.4 million at December 31, 2015 and 2014, respectively. The reserve is based upon the aging of the accounts receivable, our assessment of the collectability of specific customer accounts and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received.
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

Inventory
We classify our inventory into the following categories: aftermarket and refurbished products, and salvage and remanufactured products.
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
Inventory consists of the following (in thousands):

	December 31,
	2015	2014
Aftermarket and refurbished products	$1,146,162	$1,022,549
Salvage and remanufactured products	410,390	411,298
	$1,556,552	$1,433,847

Our acquisitions completed during 2015 and adjustments to preliminary valuations of inventory for certain of our 2014 acquisitions contributed $73.4 million to our aftermarket and refurbished products inventory and $6.3 million to our salvage and remanufactured products inventory during 2015. See Note 8, "Business Combinations" for further information on our acquisitions.
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
Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Land and improvements	$118,420	$112,582
Buildings and improvements	183,480	173,366
Furniture, fixtures and equipment	379,645	337,125
Computer equipment and software	130,363	125,888
Vehicles and trailers	101,201	87,944
Leasehold improvements	140,732	129,309
	1,053,841	966,214
Less—Accumulated depreciation	(437,946)	(374,291)
Construction in progress	80,672	38,064
	$696,567	$629,987

We record depreciation expense within Depreciation and Amortization on our Consolidated Statements of Income. Additionally, included in Cost of Goods Sold on the Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations and our distribution centers. Total depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $94.4 million, $90.9 million, and $72.7 million, respectively.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer relationships, software and other technology related assets, and covenants not to compete.
Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2015, 2014 and 2013. The results of all of these tests indicated that goodwill was not impaired. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We performed an interim impairment test in the third quarter for our Self Service reporting unit based on the impact of declining scrap steel and other metals prices on operating margin in addition to our annual test performed in the fourth quarter. The impairment test indicated the fair value of the Self Service reporting unit, determined using both market and income approaches, exceeded the reporting unit’s carrying value by approximately 11% and no impairment adjustment was required.
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2013	$1,339,831	$350,453	$—	$1,690,284
Business acquisitions and adjustments to previously recorded goodwill	27,035	208,412	—	235,447
Exchange rate effects	(7,929)	19,642	—	11,713
Balance as of December 31, 2013	$1,358,937	$578,507	$—	$1,937,444
Business acquisitions and adjustments to previously recorded goodwill	43,752	91,916	280,035	415,703
Exchange rate effects	(10,657)	(53,604)	9	(64,252)
Balance as of December 31, 2014	$1,392,032	$616,819	$280,044	$2,288,895
Business acquisitions and adjustments to previously recorded goodwill	72,355	21,217	(1,397)	92,175
Exchange rate effects	(18,537)	(43,554)	267	(61,824)
Balance as of December 31, 2015	$1,445,850	$594,482	$278,914	$2,319,246

In 2015 and 2014, we finalized the valuation of certain intangible assets acquired related to our 2014 and 2013 acquisitions, respectively. As these adjustments did not have a material impact on our financial position or results of operations, we recorded these adjustments to goodwill and amortization expense in 2015 and 2014.

The components of other intangibles are as follows (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$172,219	$(43,458)	$128,761	$173,340	$(35,538)	$137,802
Customer and supplier relationships	95,508	(41,007)	54,501	92,972	(26,751)	66,221
Software and other technology related assets	44,500	(17,844)	26,656	44,640	(10,387)	34,253
Covenants not to compete	10,774	(5,575)	5,199	11,074	(3,825)	7,249
	$323,001	$(107,884)	$215,117	$322,026	$(76,501)	$245,525
During 2015, we recorded $3.6 million of trade names, $4.6 million of customer and supplier relationships, $1.2 million of software and other technology related assets and $0.6 million of covenants not to compete resulting from our 2015 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2014 acquisitions.
During 2014, we recorded $35.5 million of trade names, $65.1 million of customer and supplier relationships, $26.7 million of software and other technology related assets and $1.9 million of covenants not to compete resulting from our 2014 acquisitions and adjustments to certain preliminary intangible asset valuations from our 2013 acquisitions. The trade names, customer relationships, and software and other technology related assets recorded in 2014 included $22.0 million, $30.5 million, and $25.5 million, respectively, related to our acquisition of Keystone Specialty as discussed in Note 8, "Business Combinations." Other intangible assets resulting from our acquisition of Keystone Specialty were not material. We also recognized trade names and customer relationships of $10.1 million and $17.6 million, respectively, related to our 2014 acquisition of a supplier of replacement parts, supplies and accessories for recreational vehicles in our Specialty segment and customer relationships of $12.0 million related to our 2014 acquisition of an automotive core business.
Trade names and trademarks are amortized over a useful life ranging from 4 to 30 years on a straight-line basis. Customer and supplier relationships are amortized over the expected period to be benefited (4 to 20 years) on an accelerated basis. Software and other technology related assets are amortized on a straight-line basis over the expected period to be benefited (three to six years). Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. The weighted average amortization period for our intangible assets acquired during 2015 is 11 years. Amortization expense for intangibles was $33.8 million, $34.5 million and $13.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2020 is $29.8 million, $27.3 million, $22.9 million, $18.3 million and $12.5 million, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no material adjustments to the carrying value of long-lived assets during the years ended December 31, 2015, 2014 or 2013.
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

Balance as of January 1, 2014	$12,447
Warranty expense	30,370
Warranty claims	(27,936)
Balance as of December 31, 2014	$14,881
Warranty expense	33,727
Warranty claims	(31,245)
Balance as of December 31, 2015	$17,363

Self-Insurance Reserves
We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation, and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analysis of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $78.4 million and $76.0 million, of which $37.8 million and $36.4 million was classified as current as of December 31, 2015 and 2014, respectively. The remaining balances of self-insurance reserves are classified as Other Noncurrent Liabilities, which reflects management's estimates of when claims will be paid. The reserves presented on the Consolidated Balance Sheets are net of claims deposits of $0.6 million at both December 31, 2015 and 2014, respectively. In addition to these claims deposits, we had outstanding letters of credit of $64.9 million and $59.2 million at December 31, 2015 and 2014, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.
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
Investment in Unconsolidated Subsidiary
As of December 31, 2015, the carrying value of our investments in unconsolidated subsidiaries was $10.9 million; of this amount, $8.2 million relates to our investment in ACM Parts which was included within Other Current Assets on the Consolidated Balance Sheet as the investment was classified as held for sale as of year-end. In August 2013, we entered into an agreement with Suncorp Group, a leading general insurance group in Australia and New Zealand, to develop ACM Parts, an alternative vehicle replacement parts business in those countries. We held a 49% interest in the entity and contributed our experience to help establish automotive parts recycling operations and to facilitate the procurement of aftermarket parts; Suncorp Group held a 51% equity interest and supplied salvage vehicles to the venture as well as assisting in establishing relationships with repair shops as customers. We accounted for our interest in this subsidiary using the equity method of accounting, as our investment gave us the ability to exercise significant influence, but not control, over the investee. We divested our interest in ACM Parts in February 2016. Our equity in the net earnings of the investees for the years ended December 31, 2015 and 2014 was not material.
Rental Expense
We recognize rental expense on a straight-line basis over the respective lease terms, including reasonably assured renewal periods, for all of our operating leases.

Foreign Currency Translation
For most of our foreign operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statements of Income amounts are translated to U.S. dollars using monthly average exchange rates during the period. Translation gains and losses are reported as a component of Accumulated Other Comprehensive Income (Loss) in stockholders' equity.
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
In April 2015, the FASB issued Accounting Standards Update 2015-03, "Interest-Imputation of Interest" ("ASU 2015-03"). This update simplifies the presentation of debt issuance costs on the financial statements by requiring companies to deduct debt issuance costs from the carrying value of their corresponding liability on the balance sheet, rather than presenting debt issuance costs as deferred charges. ASU 2015-03 required that the Company adopt the ASU during the first quarter of our fiscal year 2016; however, early adoption was permitted. Entities must retrospectively apply this guidance within the balance sheet for all periods presented in order to reflect the period-specific effects of this new guidance. We elected to early adopt this guidance during the fourth quarter of 2015. We have disclosed the amounts reclassified for December 31, 2014 in Note 4, "Long-term Obligations" as well as in the table below.
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
In September 2015, the FASB issued Accounting Standards Update 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are identified as opposed to recognition as if the accounting adjustment had been completed as of the acquisition date. The ASU also requires disclosure regarding amounts that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. ASU 2015-16 will be effective for the Company during the first quarter of our fiscal year 2016 and must be applied on a prospective basis. Early adoption is permitted for financial statements that have not been issued. We do not anticipate that the adoption of this guidance will have a material impact on our financial position, results of operations, or cash flows.
In November 2015 the FASB issued Accounting Standards Update 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 requires adoption by the Company during the first quarter of our fiscal year 2017 and can be applied prospectively and retrospectively. Early adoption is permitted for financial statements that have not been issued, and we elected to adopt this standard on a retrospective basis for the fourth quarter of 2015.

The reclassification adjustments made to our December 31, 2014 balances to conform with our presentation as of December 31, 2015 for the adoption of ASU 2015-03 and ASU 2015-17 have been presented below (in thousands):

	December 31, 2014
	Deferred Income Taxes(1)	Other Assets	Other Current Liabilities	Current Portion of Long-Term Obligations	Long-Term Obligations, Excluding Current Portion	Deferred Income Taxes

As reported	$81,744	$91,668	$36,815	$63,515	$1,801,047	$181,662
Adjustment - adoption of ASU 2015-03	—	(18,414)	—	(1,577)	(16,837)	—
Adjustment - adoption of ASU 2015-17	(81,744)	2,405	(4,615)	—	—	(74,724)
As adjusted	$—	$75,659	$32,200	$61,938	$1,784,210	$106,938
(1)As of December 31, 2014, the current portion of deferred tax assets was included as a separate line item within the Consolidated Balance Sheets. With the adoption of ASU 2015-17 in the fourth quarter of 2015, we no longer present the current portion of deferred taxes; all deferred taxes are presented as non-current.

Note 3.	Equity Incentive Plans
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by our stockholders for issuance under the Equity Incentive Plan is 69.9 million shares, subject to antidilution and other adjustment provisions. We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by our stockholders for issuance under the Equity Incentive Plan, 12.5 million shares remained available for issuance as of December 31, 2015. We expect to issue new shares of common stock to cover past and future equity grants.
RSUs
RSUs vest over periods of up to five years, subject to a continued service condition. Each RSU converts into one share of LKQ common stock on the applicable vesting date. RSUs may not be sold, pledged or otherwise transferred until they vest. The grant date fair value of RSUs is based on the market price of LKQ stock on the grant date.
We also grant RSUs to our executive officers that include both a performance-based vesting condition and a time-based vesting condition. The performance-based vesting condition is the report by the Company of positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date. The time-based vesting condition is the vesting of the number of RSUs subject to the grant in each of the six months following the grant date over a total of three years. The Compensation Committee approved the grant of 215,076; 175,800; and 946,800 RSUs to our executive officers that include both a performance-based vesting condition and a time-based vesting condition in 2015, 2014, and 2013, respectively. Of the amounts approved in 2013, 671,400 represented a replacement for the cancellation of an equal number of then unvested RSUs that had only a time-based vesting condition. The performance-based vesting condition for the 2015, 2014, and 2013 grants to our executive officers has been satisfied.
The fair value of RSUs that vested during the years ended December 31, 2015, 2014 and 2013 was $28.2 million, $27.7 million and $14.4 million, respectively.
In January 2016, our Board of Directors granted 746,558 RSUs to employees (including executive officers).

The following table summarizes activity related to our RSUs under the Equity Incentive Plan:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2013	2,351,362	$14.02
Granted	924,312	$22.18
Vested	(594,961)	$15.05
Forfeited / Canceled	(122,500)	$16.25
Unvested as of December 31, 2013	2,558,213	$16.63
Granted	664,897	$31.82
Vested	(975,462)	$17.01
Forfeited / Canceled	(96,416)	$20.73
Unvested as of December 31, 2014	2,151,232	$20.97
Granted	926,051	$27.08
Vested	(994,130)	$19.87
Forfeited / Canceled	(101,861)	$24.66
Unvested as of December 31, 2015	1,981,292	$24.19
Expected to vest after December 31, 2015	1,940,820	$24.13	2.3	$57,506
(1) The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.
The RSUs containing a performance-based vesting condition that were granted in replacement of canceled RSUs were accounted for as a modification of the original awards, and therefore are not reflected as grants or cancellations in the table above.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. During 2015, we granted no stock options to employees.
The total grant-date fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $1.2 million, $3.3 million and $5.1 million, respectively.

The following table summarizes activity related to our stock options under the Equity Incentive Plan:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2013	9,355,070	$6.90
Exercised	(2,399,419)	$6.41		$46,899
Forfeited / Canceled	(123,320)	$8.89
Balance as of December 31, 2013	6,832,331	$7.04
Granted	126,755	$32.31
Exercised	(1,687,700)	$5.52		$38,373
Forfeited / Canceled	(63,614)	$16.10
Balance as of December 31, 2014	5,207,772	$8.04
Exercised	(1,425,075)	$6.22		$32,375
Forfeited / Canceled	(16,745)	$28.12
Balance as of December 31, 2015	3,765,952	$8.63	2.9	$79,317
Exercisable as of December 31, 2015	3,673,816	$8.04	2.9	$79,317
Exercisable as of December 31, 2015 and expected to vest thereafter	3,756,738	$8.58	2.9	$79,317
(1) The aggregate intrinsic value of outstanding, exercisable and expected to vest options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of the last day of the period indicated. This amount changes based on the market price of the Company’s common stock.
Restricted Stock
Restricted stock vested over a five year period, subject to a continued service condition. Shares of restricted stock may not be sold, pledged or otherwise transferred until they vest. During the year ended December 31, 2014, all remaining unvested restricted stock became fully vested.
The fair value of restricted stock that vested during the years ended December 31, 2014 and 2013 was $0.5 million and $2.3 million, respectively.
The following table summarizes activity related to our restricted stock under the Equity Incentive Plan:

	Number Outstanding	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2013	116,000	$9.47
Vested	(96,000)	$9.51
Unvested as of December 31, 2013	20,000	$9.30
Vested	(20,000)	$9.30
Unvested as of December 31, 2014	—	$—

Stock-Based Compensation Expense
For the RSUs that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. For the RSUs that were canceled and replaced, the fair values of the RSUs immediately before and after the modification were the same. As a result, there was no charge recorded in 2013 and the expense for these RSUs was continued at the grant date fair value. During the years ended December 31, 2015, 2014, and 2013, we recognized $8.2 million, $8.2 million, and $8.3 million, respectively, of stock based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-

based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.
In all cases, compensation expense is adjusted to reflect estimated forfeitures. When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of historical forfeitures.
The components of pre-tax stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
RSUs	$21,058	$18,965	$17,299
Stock options	278	2,917	4,529
Restricted stock	—	139	208
Total stock-based compensation expense	$21,336	$22,021	$22,036
The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of goods sold	$358	$410	$392
Facility and warehouse expenses	2,271	2,195	2,745
Selling, general and administrative expenses	18,707	19,416	18,899
	21,336	22,021	22,036
Income tax benefit	(8,221)	(8,478)	(8,594)
Total stock-based compensation expense, net of tax	$13,115	$13,543	$13,442
We have not capitalized any stock-based compensation costs during the years ended December 31, 2015, 2014 or 2013.
As of December 31, 2015, unrecognized compensation expense related to unvested RSUs and stock options is expected to be recognized as follows (in thousands):

	RSUs	Stock Options	Total
2016	$13,997	$267	$14,264
2017	8,760	7	8,767
2018	5,334	—	5,334
2019	2,754	—	2,754
2020	30	—	30
Total unrecognized compensation expense	$30,875	$274	$31,149

Note 4.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	December 31,
	2015	2014
Senior secured credit agreement:
Term loans payable	$410,625	$433,125
Revolving credit facilities	480,481	663,912
Senior notes	600,000	600,000
Receivables securitization facility	63,000	94,900
Notes payable through October 2025 at weighted average interest rates of 2.2% and 1.0%, respectively	16,104	45,891
Other long-term debt at weighted average interest rates of 2.4% and 3.1%, respectively	29,485	26,734
Total debt	1,599,695	1,864,562
Less: long-term debt issuance costs	(13,533)	(16,837)
Less: current debt issuance costs	(1,460)	(1,577)
Total debt, net of debt issuance costs	1,584,702	1,846,148
Less: current maturities, net of debt issuance costs	(56,034)	(61,938)
Long term debt, net of debt issuance costs	$1,528,668	$1,784,210

The scheduled maturities of long-term obligations outstanding at December 31, 2015 are as follows (in thousands):

2016	$57,494
2017	89,036
2018	22,907
2019	824,572
2020	225
Thereafter	605,461
$1,599,695
The total debt amounts presented above exclude debt issuance costs totaling $15 million as of December 31, 2015.
Senior Secured Credit Agreement

On March 27, 2014, LKQ Corporation, LKQ Delaware LLP, and certain other subsidiaries (collectively, the "Borrowers") entered into a third amended and restated credit agreement (the "Third Amended and Restated Credit Agreement"). On January 29, 2016, the Borrowers entered into a fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”). The terms of the Fourth Amended and Restated Credit Agreement are discussed below. The Third Amended and Restated Credit Agreement retained many of the terms of the Company’s second amended and restated credit agreement dated May 3, 2013 while also modifying certain terms to (1) extend the maturity date by one year to May 3, 2019; (2) increase the total availability under the Third Amended and Restated Credit Agreement from $1.8 billion to $2.3 billion (composed of $1.69 billion in the revolving credit facility's multicurrency component, $165 million in the revolving credit facility's U.S. dollar only component, and $450 million of term loans); (3) reduce both the applicable margin on outstanding borrowings under the Third Amended and Restated Credit Agreement and the commitment fee percentage we paid on average daily unused amounts under the revolving credit facilities; and (4) make other immaterial or clarifying modifications and amendments to the terms of the Company's second amended and restated credit agreement. The Third Amended and Restated Credit Agreement allowed the Company to increase the amount of the revolving credit facility or obtain incremental term loans up to the greater of $400 million or the amount that may be borrowed while maintaining a senior secured leverage ratio of less than or equal to 2.50 to 1.00, subject to the agreement of the lenders. The proceeds of the Credit Agreement were used to repay outstanding revolver borrowings and to pay fees related to the amendment and restatement.

The Third Amended and Restated Credit Agreement included customary representations and warranties, and included customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The Credit Agreement also contained financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.
Borrowings under the Third Amended and Restated Credit Agreement accrued interest at variable rates, which depended on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin was subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments were due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 5, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Third Amended and Restated Credit Agreement at December 31, 2015 and December 31, 2014 were 1.76% and 2.10%, respectively. We also paid a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee was subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we paid a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Third Amended and Restated Credit Agreement, $22.5 million was classified as current maturities at both December 31, 2015 and December 31, 2014. As of December 31, 2015, there were letters of credit outstanding in the aggregate amount of $65.9 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at December 31, 2015 was $1.3 billion.
Related to the execution of the Third Amended and Restated Credit Agreement in March 2014, we incurred $3.7 million of fees, of which $3.4 million were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement. The remaining $0.3 million of fees were expensed during the year ended December 31, 2014 as a loss on debt extinguishment. Related to the execution of the second amended and restated credit agreement in May 2013, we incurred $7.2 million of fees, of which $6.1 million were capitalized as an offset to Long-Term Obligations. The remaining $1.1 million of fees, together with $1.7 million of capitalized debt issuance costs related to the original credit agreement, were expensed during the year ended December 31, 2013 as a loss on debt extinguishment.
On January 29, 2016, the Borrowers entered into the Fourth Amended and Restated Credit Agreement, which amended the Company’s Third Amended and Restated Credit Agreement by modifying certain terms to (1) extend the maturity date by approximately two years to January 29, 2021; (2) increase the total availability under the credit agreement from $2.3 billion to $3.2 billion (composed of $2.45 billion in the revolving credit facility's multicurrency component; and $750 million of term loans, which consist of a term loan of approximately $500 million and a €230 million term loan); (3) increase our ability to incur additional indebtedness; and (4) make other immaterial or clarifying modifications and amendments to the terms of the Third Amended and Restated Credit Agreement. The additional term loan borrowing was used to repay outstanding revolver borrowings and the amount outstanding under our receivables securitization facility, and to pay fees and expenses relating to the amendment and restatement. The remaining additional term loan borrowing will be used for general corporate purposes.
Amounts under the revolving credit facility are due and payable upon maturity of the Fourth Amended and Restated Credit Agreement on January 29, 2021. Amounts under the initial and additional term loan borrowings will be due and payable in quarterly installments equal to 0.625% of the original principal amount on each of June 30, September 30, and December 31, 2016, and quarterly installments thereafter equal to 1.25% of the original principal amount beginning on March 31, 2017, with the remaining balance due and payable on the maturity date of the Fourth Amended and Restated Credit Agreement.
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
Restricted Payments
Our senior secured credit agreement and our senior notes indenture contain limitations on payment of cash dividends or other distributions of assets. Based on limitations in effect under our senior secured credit agreement and senior notes indenture, the maximum amount of dividends we could pay as of December 31, 2015 was approximately $970 million. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
Receivables Securitization Facility
On September 28, 2012, LKQ entered into a three year receivables securitization facility with The Bank of Tokyo-Mitsubishi UFJ, LTD. ("BTMU") as Administrative Agent. On September 29, 2014, we amended the terms of the facility to: (i) extend the term of the facility to October 2, 2017; (ii) increase the maximum amount available to $97 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to BTMU for the benefit of conduit investors and/or financial institutions for cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of December 31, 2015 and December 31, 2014, $136.1 million and $129.5 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of December 31, 2015, the interest rate under the receivables facility was based on commercial paper rates and was 1.13%. The outstanding balance of $63.0 million as of December 31, 2015 was classified as long-term on the Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At December 31, 2015, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR or the Canadian Dealer Offered Rate (“CDOR”) for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts outstanding as of December 31, 2015 mature in 2016.

From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of changing exchange rates on these future cash flows, as well as minimizing the impact of fluctuating exchange rates on our results of operations through the respective dates of settlement. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income (expense) when the underlying transaction has an impact on earnings. During 2013, we entered into two foreign exchange forward currency contracts with notional amounts of £70 million and €150 million. During 2014, these foreign currency forward contracts were settled through payments to the counterparties totaling $20.0 million. At that time, we also settled the underlying intercompany debt transactions.
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of December 31, 2015 and 2014 (in thousands):

	Notional Amount				Fair Value at December 31, 2015 (USD)		Fair Value at December 31, 2014 (USD)
	December 31, 2015		December 31, 2014		Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated		$170,000		$420,000	$858	$—	$2,691	$1,615
GBP denominated		£50,000		£50,000	465	—	—	893
CAD denominated	C$	25,000	C$	25,000	24	—	—	19
Total cash flow hedges					$1,347	$—	$2,691	$2,527

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Consolidated Balance Sheets at December 31, 2015 or 2014.
The activity related to our cash flow hedges is included in Note 12, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during 2015, 2014 and 2013. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of December 31, 2015, we estimate that $0.9 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income will be reclassified into our Consolidated Statements of Income within the next 12 months.
In January 2016, we entered into four interest rate swap contracts representing a total of $200 million of U.S. dollar-denominated debt. In February 2016, we entered into four additional interest rate swap contracts representing a total of $240 million of U.S. dollar-denominated debt. All new swaps mature in January 2021. All of the swaps convert floating to fixed interest rates.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency, as well as commodity forward contracts to manage our exposure to fluctuations in metals prices. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at December 31, 2015 and 2014, along with the effect on our results of operations in 2015, 2014 and 2013, were immaterial.

Note 6.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the year ended December 31, 2015, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2015 and 2014 (in thousands):

	Balance as of December 31, 2015	Fair Value Measurements as of December 31, 2015
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$29,782	$—	$29,782	$—
Total Assets	$29,782	$—	$29,782	$—
Liabilities:
Contingent consideration liabilities	$4,584	$—	$—	$4,584
Deferred compensation liabilities	30,336	—	30,336	—
Interest rate swaps	1,347	—	1,347	—
Total Liabilities	$36,267	$—	$31,683	$4,584

	Balance as of December 31, 2014	Fair Value Measurements as of December 31, 2014
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$28,242	$—	$28,242	$—
Total Assets	$28,242	$—	$28,242	$—
Liabilities:
Contingent consideration liabilities	$7,295	$—	$—	$7,295
Deferred compensation liabilities	27,580	—	27,580	—
Interest rate swaps	5,218	—	5,218	—
Total Liabilities	$40,093	$—	$32,798	$7,295

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
The significant unobservable inputs used in the fair value measurements of our Level 3 contingent consideration liabilities were as follows:

	December 31,
	2015	2014
Unobservable Input	(Weighted Average)
Probability of achieving payout targets	76.2%	79.1%
Discount rate	7.5%	7.5%
A decrease in the assessed probabilities of achieving the targets or an increase in the discount rate, in isolation, would result in a lower fair value measurement. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Consolidated Statements of Income.
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

Balance as of January 1, 2014	$55,653
Contingent consideration liabilities recorded for business acquisitions	5,854
Payments	(52,363)
Decrease in fair value included in earnings	(1,851)
Exchange rate effects	2
Balance as of December 31, 2014	$7,295
Contingent consideration liabilities recorded for business acquisitions	—
Payments	(2,815)
Increase in fair value included in earnings	454
Exchange rate effects	(350)
Balance as of December 31, 2015	$4,584
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
Of the amounts included in earnings for the twelve months ended December 31, 2015, $0.3 million of losses were related to contingent consideration obligations outstanding as of December 31, 2015. Of the amounts included in earnings for the twelve months ended December 31, 2014, $0.2 million of losses were related to contingent consideration obligations outstanding as of December 31, 2015.
The changes in the fair value of contingent consideration obligations included in earnings during 2015 and 2014 reflect the quarterly reassessment of each obligation's fair value, including an analysis of the significant inputs used in the valuation, as well as the accretion of the present value discount.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Consolidated Balance Sheets at cost. Based on market conditions as of December 31, 2015 and 2014, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $891.1 million and $1.1 billion, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $63.0 million and $94.9 million at December 31, 2015 and

2014, respectively. As of December 31, 2015 and 2014, the fair value of our senior notes was approximately $567 million and $569 million, respectively, compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2015 to assume these obligations. The fair value of our senior notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market.

Note 7.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at December 31, 2015 are as follows (in thousands):

Years ending December 31:
2016	$155,104
2017	134,774
2018	113,440
2019	91,927
2020	75,084
Thereafter	286,127
Future Minimum Lease Payments	$856,456
Rental expense for operating leases was approximately $168.4 million, $148.5 million and $122.4 million during the years ended December 31, 2015, 2014 and 2013, respectively.
We guarantee the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2015, our portion of the guaranteed residual value would have totaled approximately $32.9 million. We have not recorded a liability for the guaranteed residual value of equipment under operating leases as the recovery on disposition of the equipment under the leases is expected to approximate the guaranteed residual value.
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
During the year ended December 31, 2015, we completed 18 acquisitions, including 4 wholesale businesses in North America, 12 wholesale businesses in Europe, a self service retail operation, and a specialty vehicle aftermarket business. Our wholesale business acquisitions in North America included Parts Channel, an aftermarket collision parts distributor. We also acquired Coast, a specialty aftermarket business that distributes replacement parts, supplies and accessories in North America for the RV and outdoor recreation markets. Our European acquisitions included 11 aftermarket parts distribution businesses in the Netherlands, 9 of which were former customers of and distributors for our Netherlands subsidiary, Sator, and were acquired with the objective of expanding our distribution network in the Netherlands. Our other acquisitions completed during the year ended December 31, 2015 enabled us to expand our geographic presence. Total acquisition date fair value of the consideration for these acquisitions was $187.9 million, composed of $161.3 million of cash (net of cash acquired), $4.3 million of notes payable, $21.2 million of other purchase price obligations, and $1.1 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. During the year ended December 31, 2015, we recorded $92.2 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2014 acquisitions. We expect $69.9 million of the $92.2 million of goodwill recorded to be deductible for income tax purposes. In the period between the acquisition dates and December 31, 2015, these acquisitions generated revenue of $159.6 million and net income of $4.5 million.
On December 22, 2015, LKQ and its wholly-owned subsidiary LKQ Italia S.r.l. entered into an agreement to acquire Rhiag, a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. The transaction is expected to be completed in the first half of 2016 and is subject to customary closing conditions and necessary regulatory approvals. This acquisition will expand LKQ's geographic presence in continental Europe. In addition, we believe the acquisition will create potential purchasing synergies.
On January 3, 2014, we completed our acquisition of Keystone Specialty, which is a leading distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America. This acquisition enabled us to expand into new product lines and enter new markets. Total acquisition date fair value of the consideration for our Keystone Specialty acquisition was $471.9 million, composed of $427.1 million of cash (net of cash acquired), $31.5 million of notes payable and $13.4 million of other purchase price obligations (non-interest bearing). We recorded $237.7 million of goodwill related to our acquisition of Keystone Specialty, which we do not expect to be deductible for income tax purposes.
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
In addition to our acquisition of Sator, we made 19 acquisitions during 2013, including 10 wholesale businesses in North America, 7 wholesale businesses in Europe and 2 self service retail operations. Our European acquisitions included five automotive paint distribution businesses in the U.K., which enabled us to expand our collision product offerings. Our other acquisitions completed during 2013 enabled us to expand into new product lines and enter new markets. Total acquisition date fair value of the consideration for these additional 2013 acquisitions was $146.1 million, composed of $134.6 million of cash (net of cash acquired), $7.5 million of notes payable, $0.2 million of other purchase price obligations (non-interest bearing) and $3.9 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $5.0 million). During the year ended December 31, 2013 we recorded $92.7 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2012 acquisitions. We expect $18.3 million of the $92.7 million of goodwill recorded to be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. In connection with the 2015 acquisitions, certain of the purchase price allocations are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.

The purchase price allocations for the acquisitions completed during 2015 and 2014 are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
	All Acquisitions	Keystone Specialty	Other Acquisitions	Total
Receivables	$29,628	$48,473	$75,330	$123,803
Receivable reserves	(3,926)	(7,748)	(7,383)	(15,131)
Inventory	79,646	150,696	123,815	274,511
Income taxes receivable	—	14,096	—	14,096
Prepaid expenses and other current assets	3,337	8,085	4,050	12,135
Property and equipment	11,989	38,080	27,026	65,106
Goodwill	92,175	237,729	177,974	415,703
Other intangibles	9,926	78,110	51,135	129,245
Other assets	5,166	6,159	2,793	8,952
Deferred income taxes	4,102	(26,591)	313	(26,278)
Current liabilities assumed	(39,191)	(63,513)	(52,961)	(116,474)
Debt assumed	(2,365)	—	(32,441)	(32,441)
Other noncurrent liabilities assumed	(2,651)	(11,675)	(10,573)	(22,248)
Contingent consideration liabilities	—	—	(5,854)	(5,854)
Other purchase price obligations	(21,199)	(13,351)	(333)	(13,684)
Notes issued	(4,296)	(31,500)	(13,535)	(45,035)
Settlement of pre-existing balances	(1,073)	—	(5,052)	(5,052)
Cash used in acquisitions, net of cash acquired	$161,268	$427,050	$334,304	$761,354
We pursue acquisitions to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and expanding into other product lines and businesses that may benefit from our operating strengths. Our acquisitions in the last three years reflect this strategy through (i) broadening our product offering, (ii) entering new geographic markets and (iii) strengthening our position in our existing markets through tuck-in acquisitions.
Our 2014 acquisition of Keystone Specialty allows us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition creates logistics and administrative cost synergies as well as cross-selling opportunities, which contributed to the goodwill recorded on the Keystone Specialty acquisition. Additionally, our 2013 acquisitions of five automotive paint distribution businesses in the U.K. expanded our product offering beyond the core mechanical parts sold by ECP.
Our 2013 acquisition of Sator enabled us to expand our market presence to continental Europe. We believe that our Sator acquisition will allow for synergies within our European operations, most notably in procurement, warehousing and product management. These projected synergies contributed to the goodwill recorded on the Sator acquisition.
The majority of our other acquisitions completed during the last three years were completed to strengthen our position in existing markets by achieving greater geographic coverage, adding capacity in key locations and improving customer service. These tuck-in acquisitions tend to have high synergies as we are able to leverage our existing infrastructure to eliminate redundant warehouse, distribution and administrative costs.
When we identify potential acquisitions, we attempt to target companies with a leading market share, an experienced management team and workforce that provide a fit with our existing operations, and strong cash flows. As described above, for certain of our acquisitions, we have identified cost savings and synergies as a result of integrating the company with our existing business that provide additional value to the combined entity. In many cases, acquiring companies with these characteristics will result in purchase prices that include a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during the year ended December 31, 2015 as though the businesses had been acquired as of January 1, 2014, the businesses acquired during the year ended December 31, 2014 as though they had been acquired as of January 1, 2013 and the businesses acquired during the year ended December 31, 2013 as though they had been acquired as of January 1, 2012. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Revenue, as reported	$7,192,633	$6,740,064	$5,062,528
Revenue of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	3,443	696,960
Sator	—	—	126,309
Other acquisitions	213,630	676,965	695,596
Pro forma revenue	$7,406,263	$7,420,472	$6,581,393

Net income, as reported	$423,223	$381,519	$311,623
Net income of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Keystone Specialty	—	637	40,460
Sator	—	—	5,712
Other acquisitions	6,005	20,550	19,367
Pro forma net income	$429,228	$402,706	$377,162

Earnings per share-basic, as reported	$1.39	$1.26	$1.04
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	0.00	0.14
Sator	—	—	0.02
Other acquisitions	0.02	0.07	0.06
Pro forma earnings per share-basic (1)	$1.41	$1.33	$1.26

Earnings per share-diluted, as reported	$1.38	$1.25	$1.02
Effect of purchased businesses for the period prior to acquisition:
Keystone Specialty	—	0.00	0.13
Sator	—	—	0.02
Other acquisitions	0.02	0.07	0.06
Pro forma earnings per share-diluted (1)	$1.40	$1.31	$1.24

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The 2014 pro forma impact of our other acquisitions includes an adjustment for intercompany sales between Sator and the five Netherlands distributors that would have been reflected as intercompany transactions if the acquisitions had occurred on January 1, 2013. Our cost of sales in the initial months after the acquisitions reflects the increased valuation of acquired inventory, which has the impact of temporarily reducing our gross margin. Moving this negative gross margin impact to the year ended December 31, 2013 for our pro forma disclosure has the effect of increasing our pro forma net income during the year ended December 31, 2014.
The pro forma impact of our acquisitions reflects the elimination of acquisition related expenses totaling $2.6 million for the year ended December 31, 2015, primarily related to acquisitions of Parts Channel, Coast, and our acquisition of the aftermarket parts distribution businesses in the Netherlands. Additionally, the pro forma impact of our acquisitions reflects the elimination of acquisition related expenses totaling $3.2 million for the year ended December 31, 2014, primarily related to our

May 2014 acquisitions of five aftermarket parts distribution businesses in the Netherlands. The pro forma impact of our Sator acquisition reflects the elimination of acquisition related expenses totaling $3.6 million for the year ended December 31, 2013. Additionally, the pro-forma impact of our other acquisitions reflects the elimination of acquisition related expenses totaling $2.2 million for the year ended December 31, 2013. Refer to Note 9, "Restructuring and Acquisition Related Expenses," for further information regarding our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 9.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $6.4 million, $3.7 million, and $6.7 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Of our 2015 expenses, $2.5 million was related to our definitive agreement to acquire the holding company of Rhiag-Inter Auto Parts Italia S.p.A, $1.6 million was related to our acquisitions of eleven aftermarket parts distribution businesses in the Netherlands, $0.8 million was related to our acquisition of Coast, and $1.5 million was related to other completed and potential acquisitions.
Our 2014 expenses included $1.9 million related to our acquisitions of seven aftermarket parts distribution businesses in the Netherlands; the remainder of our 2014 expenses related to our acquisition of a supplier of replacement parts, supplies and accessories for recreational vehicles in our Specialty segment as well as other completed and potential acquisitions.
Our 2013 expenses included $3.6 million related to our acquisition of Sator in May 2013, $1.4 million related to our acquisitions of five U.K.-based paint distribution businesses, and $0.9 million related to our acquisition of Keystone Specialty in January 2014. Acquisition related costs are expensed as incurred.
Acquisition Integration Plans
During the year ended December 31, 2015, we incurred $13.1 million of restructuring expenses. Expenses incurred were primarily a result of the integration of our acquisition of Parts Channel into our existing North American wholesale business, and the integration of our Coast acquisition and our October 2014 acquisition of a supplier of parts for recreational vehicles into our Specialty business. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses.
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
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations in 2016. These integration activities are expected to include the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be less than $9.0 million.
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
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net Income	$423,223	$381,519	$311,623
Denominator for basic earnings per share—Weighted-average shares outstanding	304,722	302,343	299,574
Effect of dilutive securities:
RSUs	667	791	845
Stock options	2,107	2,905	3,696
Restricted stock	—	6	16
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	307,496	306,045	304,131
Earnings per share, basic	$1.39	$1.26	$1.04
Earnings per share, diluted	$1.38	$1.25	$1.02
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Antidilutive securities:
RSUs	230	289	—
Stock options	96	116	—

Note 11.	Income Taxes
The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$138,432	$144,924	$115,150
State	25,952	24,052	20,869
Foreign	32,931	29,046	23,906
	$197,315	$198,022	$159,925
Deferred:
Federal	$22,233	$9,321	$6,225
State	1,212	(179)	(550)
Foreign	(1,057)	(2,900)	(1,396)
	$22,388	$6,242	$4,279
Provision for income taxes	$219,703	$204,264	$164,204
Income taxes have been based on the following components of income before provision for income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$478,819	$460,637	$361,283
Foreign	170,211	127,251	114,544
	$649,030	$587,888	$475,827

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of state credits and federal tax impact	2.9%	2.8%	2.9%
Impact of international operations	(4.1)%	(3.6)%	(3.7)%
Non-deductible expenses	0.8%	0.5%	0.9%
Federal production incentives and credits	(0.2)%	(0.2)%	(0.3)%
Other, net	(0.5)%	0.2%	(0.3)%
Effective tax rate	33.9%	34.7%	34.5%

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $398 million at December 31, 2015. Those earnings are considered to be indefinitely reinvested, and accordingly no provision for U.S. income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce materially any U.S. liability.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred Tax Assets:
Inventory	$27,184	$33,452
Accrued expenses and reserves	46,837	40,349
Accounts receivable	13,971	12,894
Stock-based compensation	11,096	11,978
Qualified and nonqualified retirement plans	14,130	14,049
Net operating loss carryforwards	8,946	6,744
Tax credit carryforwards	3,189	4,424
Other	5,023	8,275
	130,376	132,165
Less valuation allowance	(3,880)	(5,239)
Total deferred tax assets	$126,496	$126,926
Deferred Tax Liabilities:
Goodwill and other intangible assets	$141,442	$121,728
Property and equipment	67,065	60,215
Trade name	36,532	43,325
Other	5,342	5,988
Total deferred tax liabilities	$250,381	$231,256
Net deferred tax liability	$(123,885)	$(104,330)
Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2015	2014
Noncurrent deferred tax assets	$3,354	$2,608
Noncurrent deferred tax liabilities	127,239	106,938
Our deferred tax assets and liabilities are presented within Other Assets and Deferred Income Taxes, respectively, on our Consolidated Balance Sheets. Refer to Recent Accounting Pronouncements in Note 2, "Summary of Significant Accounting

Policies" for a summary of the retrospective adjustments made to current deferred tax balances as of December 31, 2014 under ASU 2015-17 to conform to the current year presentation.
We had net operating loss carryforwards for federal and certain of our state tax jurisdictions, the tax benefits of which total approximately $8.9 million and $6.7 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, we had foreign, state, and local tax credit carryforwards of $3.2 million and $4.4 million, respectively. As of December 31, 2015 and 2014, valuation allowances of $3.9 million and $5.2 million, respectively, were recorded for a portion of the deferred tax assets related to net operating loss and tax credit carryforwards. The $1.3 million net decrease in valuation allowances was primarily due to a $2.6 million decrease related to a reduction in foreign tax credit carryovers as a result of the favorable reassessment by the Canada Revenue Agency of certain prior period filings by our Specialty operations in Canada, and a $0.2 million decrease due to our judgment regarding the realization of other net operating losses. These decreases were partially offset by a $1.5 million increase attributable to acquired foreign, federal and state tax credits.
The net operating loss carryforwards expire over the period from 2016 through 2035. Foreign tax credit carryforwards expire over the period from 2016 through 2025, while the state and local tax credits primarily have no expiration. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance at January 1	$2,630	$1,445	$1,693
Additions for acquired tax positions	80	2,322	—
Additions based on tax positions related to the current year	302	302	302
Reductions for tax positions of prior years	(743)	—	—
Lapse of statutes of limitations	(119)	(134)	(550)
Settlements with taxing authorities	—	(1,182)	—
Currency exchange rate fluctuations	123	(123)	—
Balance at December 31	$2,273	$2,630	$1,445

Included in the balance of unrecognized tax benefits above as of December 31, 2015, 2014 and 2013 are $1.5 million, $1.9 million and $0.9 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2015, 2014 and 2013 also includes $0.8 million, $0.7 million, and $0.5 million respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Attributable to the unrecognized tax benefits noted above, at December 31, 2015 and 2014, the Company had accumulated interest and penalties of $0.8 million and $0.7 million respectively. During each of the years ended December 31, 2015, 2014, and 2013, $0.1 million, $0.1 million and $0.1 million, respectively, of interest and penalties were recorded through the income tax provision, prior to any reversals for lapses in the statutes of limitations.
During the twelve months beginning January 1, 2016, it is reasonably possible that we will reduce unrecognized tax benefits by up to approximately $0.1 million, all of which would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.
During 2015, the U.S. Internal Revenue Service completed examinations of the Company’s Federal consolidated tax returns for the years 2011 to 2013, without material adjustment. In the U.K., with limited exception, tax years through 2010 are no longer subject to inquiry. Certain Canadian operations are under examination for the years 2010 to 2012. In the Netherlands, tax years through 2012 have been assessed. Tax years from 2011 are subject to income tax examinations by various U.S. state and local jurisdictions. Adjustments from such examinations, if any, are not expected to have a material effect on our consolidated financial statements.

Note 12.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized (Loss)Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2013	$10,850	$(10,091)	$—	$759
Pretax income (loss)	14,056	(21,250)	935	(6,259)
Income tax effect	—	7,984	(234)	7,750
Reclassification of unrealized loss	—	27,481	—	27,481
Reclassification of deferred income taxes	—	(10,011)	—	(10,011)
Hedge ineffectiveness	—	460	—	460
Income tax effect	—	(169)	—	(169)
Balance at December 31, 2013	$24,906	$(5,596)	$701	$20,011
Pretax loss	(51,979)	(1,586)	(13,506)	(67,071)
Income tax effect	—	382	3,179	3,561
Reclassification of unrealized loss (gain)	—	5,200	(166)	5,034
Reclassification of deferred income taxes	—	(1,801)	41	(1,760)
Balance at December 31, 2014	$(27,073)	$(3,401)	$(9,751)	$(40,225)
Pretax (loss) income	(69,817)	(1,664)	2,245	(69,236)
Income tax effect	—	538	(561)	(23)
Reclassification of unrealized loss	—	5,366	559	5,925
Reclassification of deferred income taxes	—	(1,771)	(140)	(1,911)
Balance at December 31, 2015	$(96,890)	$(932)	$(7,648)	$(105,470)

Unrealized losses on our interest rate swap contracts totaling $5.4 million, $6.2 million, and $6.2 million were reclassified to interest expense in our Consolidated Statements of Income during each of the years ended December 31, 2015, 2014, and 2013. The remaining reclassification of unrealized gains and losses during these periods related to our foreign currency forward contracts and were recorded to other income in our Consolidated Statements of Income. These gains and losses offset the remeasurement of certain of our intercompany balances as discussed in Note 5, "Derivative Instruments and Hedging Activities." The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

Note 13.	Segment and Geographic Information
We have four operating segments: Wholesale – North America; Europe; Specialty; and Self Service. Our Specialty operating segment was formed with our January 3, 2014 acquisition of Keystone Specialty, as discussed in Note 8, "Business Combinations." Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our reportable segments are organized based on a combination of geographic areas served and type of product lines offered. The reportable segments are managed separately as each business serves different customers (i.e. geographic in the case of North America and Europe and product type in the case of Specialty) and is affected by different economic conditions. Therefore, we present three reportable segments: North America, Europe and Specialty.
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Year Ended December 31, 2015
Revenue:
Third Party	$4,145,998	$1,995,385	$1,051,250	$—	$7,192,633
Intersegment	835	70	3,334	(4,239)	—
Total segment revenue	$4,146,833	$1,995,455	$1,054,584	$(4,239)	$7,192,633
Segment EBITDA	$547,405	$200,563	$106,561	$—	$854,529
Depreciation and amortization (1)	70,369	36,446	21,377	—	128,192
Year Ended December 31, 2014
Revenue:
Third Party	$4,088,701	$1,846,155	$805,208	$—	$6,740,064
Intersegment	589	—	1,807	(2,396)	—
Total segment revenue	$4,089,290	$1,846,155	$807,015	$(2,396)	$6,740,064
Segment EBITDA	$543,943	$167,155	$79,453	$—	$790,551
Depreciation and amortization (1)	70,434	34,391	20,612	—	125,437
Year Ended December 31, 2013
Revenue:
Third Party	$3,802,929	$1,259,599	$—	$—	$5,062,528
Intersegment	—	—	—	—	—
Total segment revenue	$3,802,929	$1,259,599	$—	$—	$5,062,528
Segment EBITDA	$486,831	$141,756	$—	$—	$628,587
Depreciation and amortization (1)	65,606	20,857	—	—	86,463

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

The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Year Ended December 31,
	2015	2014	2013
Segment EBITDA	$854,529	$790,551	$628,587
Deduct:
Restructuring and acquisition related expenses(1)	19,511	14,806	10,173
Change in fair value of contingent consideration liabilities (2)	454	(1,851)	2,504
Add:
Equity in earnings of unconsolidated subsidiaries	(6,104)	(2,105)	—
EBITDA	828,460	775,491	615,910
Depreciation and amortization - cost of goods sold	6,072	4,718	5,494
Depreciation and amortization	122,120	120,719	80,969
Interest expense, net	57,342	63,947	50,825
Loss on debt extinguishment	—	324	2,795
Provision for income taxes	219,703	204,264	164,204
Net income	$423,223	$381,519	$311,623

(1) See Note 9, "Restructuring and Acquisition Related Expenses," for further information.
(2) See Note 6, "Fair Value Measurements," for further information on our contingent consideration liabilities.

The following table presents capital expenditures by reportable segment (in thousands):

	Year Ended December 31,
	2015	2014	2013
Capital Expenditures
North America	$72,048	$86,172	$66,288
Europe	79,072	44,896	23,898
Specialty	19,370	9,882	—
	$170,490	$140,950	$90,186

The following table presents assets by reportable segment (in thousands):

	December 31,
	2015	2014	2013
Receivables, net
North America	$314,743	$322,713	$277,395
Europe	215,710	227,987	180,699
Specialty	59,707	50,722	—
Total receivables, net	590,160	601,422	458,094
Inventory
North America	847,787	826,429	748,167
Europe	427,323	402,488	328,785
Specialty	281,442	204,930	—
Total inventory	1,556,552	1,433,847	1,076,952
Property and Equipment, net
North America	467,961	456,288	447,528
Europe	175,455	128,309	99,123
Specialty	53,151	45,390	—
Total property and equipment, net	696,567	629,987	546,651
Other unallocated assets (1)	2,804,558	2,810,483	2,356,361
Total assets (1)	$5,647,837	$5,475,739	$4,438,058
(1) Prior year balances have been updated to reflect the adoption of two new accounting pronouncements in the fourth quarter of 2015 as described in Recent Accounting Pronouncements in Note 2, "Summary of Significant Accounting Policies". The adoption of these new accounting pronouncements resulted in a reclassification of $18.5 million of debt issuance costs from Other Assets to Long-term obligations, and a reclassification of $62.2 million of deferred tax assets to noncurrent deferred tax liabilities for the year ended December 31, 2013.
We report net receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and income taxes.
The majority of our operations are conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, France, Sweden, and Norway. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue
United States	$4,831,875	$4,499,743	$3,544,360
United Kingdom	1,382,432	1,321,786	981,585
Other countries	978,326	918,535	536,583
	$7,192,633	$6,740,064	$5,062,528

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	December 31,
	2015	2014
Long-lived Assets
United States	$493,300	$469,450
United Kingdom	138,546	92,813
Other countries	64,721	67,724
	$696,567	$629,987

The following table sets forth our revenue by product category (in thousands):

	Year Ended December 31,
	2015	2014	2013
Aftermarket, other new and refurbished products	$5,116,373	$4,613,454	$3,034,599
Recycled, remanufactured and related products and services	1,597,578	1,473,305	1,394,981
Other	478,682	653,305	632,948
	$7,192,633	$6,740,064	$5,062,528
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
The following table presents unaudited selected quarterly financial data for the two years ended December 31, 2015. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
(In thousands, except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2014
Revenue	$1,625,777	$1,709,132	$1,721,024	$1,684,131
Gross margin	651,884	671,059	664,411	664,559
Operating income	173,834	173,596	156,188	146,250
Net income	104,653	104,882	91,515	80,469
Basic earnings per share(1)	$0.35	$0.35	$0.30	$0.27
Diluted earnings per share(1)	$0.34	$0.34	$0.30	$0.26

	Quarter Ended
(In thousands, except per share data)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2015
Revenue	$1,773,912	$1,838,070	$1,831,732	$1,748,919
Gross margin	699,479	723,944	712,779	697,327
Operating income	185,926	200,285	166,745	151,671
Net income	107,095	119,722	101,346	95,060
Basic earnings per share(1)	$0.35	$0.39	$0.33	$0.31
Diluted earnings per share(1)	$0.35	$0.39	$0.33	$0.31

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

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$17,616	$13,432	$56,349	$—	$87,397
Receivables, net	—	214,502	375,658	—	590,160
Intercompany receivables, net	3	—	13,544	(13,547)	—
Inventory	—	1,060,834	495,718	—	1,556,552
Prepaid expenses and other current assets	15,254	44,810	46,539	—	106,603
Total Current Assets	32,873	1,333,578	987,808	(13,547)	2,340,712
Property and Equipment, net	339	494,658	201,570	—	696,567
Intangible Assets:
Goodwill	—	1,640,745	678,501	—	2,319,246
Other intangibles, net	—	141,537	73,580	—	215,117
Investment in Subsidiaries	3,456,837	285,284	—	(3,742,121)	—
Intercompany Notes Receivable	630,717	61,764	—	(692,481)	—
Other Assets	35,649	28,184	18,218	(5,856)	76,195
Total Assets	$4,156,415	$3,985,750	$1,959,677	$(4,454,005)	$5,647,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$681	$229,519	$185,388	$—	$415,588
Intercompany payables, net	—	13,544	3	(13,547)	—
Accrued expenses:
Accrued payroll-related liabilities	4,395	48,698	33,434	—	86,527
Self-insurance reserves	—	37,499	260	—	37,759
Other accrued expenses	5,399	43,387	75,680	—	124,466
Other current liabilities	284	15,953	15,359	—	31,596
Current portion of long-term obligations	21,041	1,425	33,568	—	56,034
Total Current Liabilities	31,800	390,025	343,692	(13,547)	751,970
Long-Term Obligations, Excluding Current Portion	976,353	7,487	544,828	—	1,528,668
Intercompany Notes Payable	—	615,488	76,993	(692,481)	—
Deferred Income Taxes	—	113,905	19,190	(5,856)	127,239
Other Noncurrent Liabilities	33,580	70,109	21,589	—	125,278
Stockholders’ Equity	3,114,682	2,788,736	953,385	(3,742,121)	3,114,682
Total Liabilities and Stockholders' Equity	$4,156,415	$3,985,750	$1,959,677	$(4,454,005)	$5,647,837

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$14,930	$32,103	$67,572	$—	$114,605
Receivables, net	145	217,542	383,735	—	601,422
Intercompany receivables, net	1,360	—	8,048	(9,408)	—
Inventory	—	964,477	469,370	—	1,433,847
Prepaid expenses and other current assets	20,640	36,553	28,606	—	85,799
Total Current Assets	37,075	1,250,675	957,331	(9,408)	2,235,673
Property and Equipment, net	494	470,791	158,702	—	629,987
Intangible Assets:
Goodwill	—	1,563,796	725,099	—	2,288,895
Other intangibles, net	—	155,819	89,706	—	245,525
Investment in Subsidiaries	3,216,039	279,967	—	(3,496,006)	—
Intercompany Notes Receivable	667,949	23,449	—	(691,398)	—
Other Assets	35,380	24,457	22,960	(7,138)	75,659
Total Assets	$3,956,937	$3,768,954	$1,953,798	$(4,203,950)	$5,475,739
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$682	$182,607	$216,913	$—	$400,202
Intercompany payables, net	—	8,048	1,360	(9,408)	—
Accrued expenses:
Accrued payroll-related liabilities	8,075	48,850	29,091	—	86,016
Self-Insurance reserves	—	36,173	196	—	36,369
Other accrued expenses	8,061	47,684	72,034	—	127,779
Other current liabilities	283	16,197	15,720	—	32,200
Current portion of long-term obligations	53,595	4,599	3,744	—	61,938
Total Current Liabilities	70,696	344,158	339,058	(9,408)	744,504
Long-Term Obligations, Excluding Current Portion	1,133,916	6,561	643,733	—	1,784,210
Intercompany Notes Payable	—	649,824	41,574	(691,398)	—
Deferred Income Taxes	—	93,877	20,199	(7,138)	106,938
Other Noncurrent Liabilities	31,668	60,213	27,549	—	119,430
Stockholders’ Equity	2,720,657	2,614,321	881,685	(3,496,006)	2,720,657
Total Liabilities and Stockholders’ Equity	$3,956,937	$3,768,954	$1,953,798	$(4,203,950)	$5,475,739

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,965,355	$2,357,655	$(130,377)	$7,192,633
Cost of goods sold	—	3,010,820	1,478,661	(130,377)	4,359,104
Gross margin	—	1,954,535	878,994	—	2,833,529
Facility and warehouse expenses	—	408,828	147,213	—	556,041
Distribution expenses	—	408,112	194,785	—	602,897
Selling, general and administrative expenses	32,946	490,530	304,857	—	828,333
Restructuring and acquisition related expenses	—	13,962	5,549	—	19,511
Depreciation and amortization	154	82,058	39,908	—	122,120
Operating (loss) income	(33,100)	551,045	186,682	—	704,627
Other expense (income):
Interest expense	47,626	669	9,565	—	57,860
Intercompany interest (income) expense, net	(41,904)	28,944	12,960	—	—
Change in fair value of contingent consideration liabilities	—	230	224	—	454
Interest and other expense (income), net	99	(7,644)	4,828	—	(2,717)
Total other expense, net	5,821	22,199	27,577	—	55,597
(Loss) income before (benefit) provision for income taxes	(38,921)	528,846	159,105	—	649,030
(Benefit) provision for income taxes	(16,054)	205,176	30,581	—	219,703
Equity in earnings of unconsolidated subsidiaries	(1,000)	59	(5,163)	—	(6,104)
Equity in earnings of subsidiaries	447,090	24,632	—	(471,722)	—
Net income	$423,223	$348,361	$123,361	$(471,722)	$423,223

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,649,391	$2,221,831	$(131,158)	$6,740,064
Cost of goods sold	—	2,813,427	1,405,882	(131,158)	4,088,151
Gross margin	—	1,835,964	815,949	—	2,651,913
Facility and warehouse expenses	—	382,937	143,354	—	526,291
Distribution expenses	—	389,430	187,911	—	577,341
Selling, general and administrative expenses	25,770	460,516	276,602	—	762,888
Restructuring and acquisition related expenses	—	8,628	6,178	—	14,806
Depreciation and amortization	218	81,253	39,248	—	120,719
Operating (loss) income	(25,988)	513,200	162,656	—	649,868
Other expense (income):
Interest expense	50,636	635	13,271	—	64,542
Intercompany interest (income) expense, net	(48,556)	23,865	24,691	—	—
Loss on debt extinguishment	324	—	—	—	324
Change in fair value of contingent consideration liabilities	—	(2,081)	230	—	(1,851)
Interest and other expense (income), net	230	(6,278)	5,013	—	(1,035)
Total other expense, net	2,634	16,141	43,205	—	61,980
(Loss) income before (benefit) provision for income taxes	(28,622)	497,059	119,451	—	587,888
(Benefit) provision for income taxes	(10,536)	190,456	24,344	—	204,264
Equity in earnings of unconsolidated subsidiaries	—	40	(2,145)	—	(2,105)
Equity in earnings of subsidiaries	399,605	28,846	—	(428,451)	—
Net income	$381,519	$335,489	$92,962	$(428,451)	$381,519

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,576,269	$1,598,832	$(112,573)	$5,062,528
Cost of goods sold	—	2,100,804	998,895	(112,573)	2,987,126
Gross margin	—	1,475,465	599,937	—	2,075,402
Facility and warehouse expenses	—	323,042	102,039	—	425,081
Distribution expenses	—	297,908	134,039	—	431,947
Selling, general and administrative expenses	26,778	377,481	192,793	—	597,052
Restructuring and acquisition related expenses	—	1,406	8,767	—	10,173
Depreciation and amortization	250	55,802	24,917	—	80,969
Operating (loss) income	(27,028)	419,826	137,382	—	530,180
Other expense (income):
Interest expense	42,442	640	8,102	—	51,184
Intercompany interest (income) expense, net	(45,459)	21,978	23,481	—	—
Loss on debt extinguishment	2,795	—	—	—	2,795
Change in fair value of contingent consideration liabilities	—	(744)	3,248	—	2,504
Interest and other expense (income), net	252	(2,858)	476	—	(2,130)
Total other expense, net	30	19,016	35,307	—	54,353
(Loss) income before (benefit) provision for income taxes	(27,058)	400,810	102,075	—	475,827
(Benefit) provision for income taxes	(7,193)	151,369	20,028	—	164,204
Equity in earnings of subsidiaries	331,488	22,050	—	(353,538)	—
Net income	$311,623	$271,491	$82,047	$(353,538)	$311,623

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$423,223	$348,361	$123,361	$(471,722)	$423,223
Other comprehensive (loss) income:
Foreign currency translation	(69,817)	(20,359)	(65,878)	86,237	(69,817)
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,469	—	294	(294)	2,469
Net change in unrealized gains/losses on pension plan, net of tax	2,103	—	2,103	(2,103)	2,103
Total other comprehensive loss	(65,245)	(20,359)	(63,481)	83,840	(65,245)
Total comprehensive income	$357,978	$328,002	$59,880	$(387,882)	$357,978

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$381,519	$335,489	$92,962	$(428,451)	$381,519
Other comprehensive (loss) income:
Foreign currency translation	(51,979)	(17,710)	(49,559)	67,269	(51,979)
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,195	—	(444)	444	2,195
Net change in unrealized gains/losses on pension plan, net of tax	(10,452)	—	(10,452)	10,452	(10,452)
Total other comprehensive loss	(60,236)	(17,710)	(60,455)	78,165	(60,236)
Total comprehensive income	$321,283	$317,779	$32,507	$(350,286)	$321,283

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$311,623	$271,491	$82,047	$(353,538)	$311,623
Other comprehensive income:
Foreign currency translation	14,056	7,168	15,495	(22,663)	14,056
Net change in unrecognized gains/losses on derivative instruments, net of tax	4,495	—	1,322	(1,322)	4,495
Net change in unrealized gain on pension plan, net of tax	701	—	701	(701)	701
Total other comprehensive income	19,252	7,168	17,518	(24,686)	19,252
Total comprehensive income	$330,875	$278,659	$99,565	$(378,224)	$330,875

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$248,367	$393,422	$136,361	$(248,313)	$529,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1)	(85,868)	(84,621)	—	(170,490)
Investment and intercompany note activity with subsidiaries	(66,712)	—	—	66,712	—
Acquisitions, net of cash acquired	—	(118,963)	(41,554)	—	(160,517)
Other investing activities, net	—	5,446	(4,432)	—	1,014
Net cash used in investing activities	(66,713)	(199,385)	(130,607)	66,712	(329,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,168	—	—	—	8,168
Excess tax benefit from stock-based payments	14,445	—	—	—	14,445
Taxes paid related to net share settlements of stock-based compensation awards	(7,581)	—	—	—	(7,581)
Debt issuance costs	—	—	(97)	—	(97)
Borrowings under revolving credit facilities	212,000	—	101,142	—	313,142
Repayments under revolving credit facilities	(352,000)	—	(93,282)	—	(445,282)
Repayments under term loans	(22,500)	—	—	—	(22,500)
Borrowings under receivables securitization facility	—	—	3,858	—	3,858
Repayments under receivables securitization facility	—	—	(35,758)	—	(35,758)
(Repayments) borrowings of other debt, net	(31,500)	(3,457)	5,261	—	(29,696)
Payments of other obligations	—	(21,896)	(895)	—	(22,791)
Investment and intercompany note activity with parent	—	60,910	5,802	(66,712)	—
Dividends	—	(248,313)	—	248,313	—
Net cash used in financing activities	(178,968)	(212,756)	(13,969)	181,601	(224,092)
Effect of exchange rate changes on cash and equivalents	—	48	(3,008)	—	(2,960)
Net increase (decrease) in cash and equivalents	2,686	(18,671)	(11,223)	—	(27,208)
Cash and equivalents, beginning of period	14,930	32,103	67,572	—	114,605
Cash and equivalents, end of period	$17,616	$13,432	$56,349	$—	$87,397

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$271,221	$427,249	$(53,348)	$(274,225)	$370,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44)	(85,182)	(55,724)	—	(140,950)
Investment and intercompany note activity with subsidiaries	(477,007)	(608)	—	477,615	—
Acquisitions, net of cash acquired	—	(635,171)	(140,750)	—	(775,921)
Other investing activities, net	—	768	(4,891)	—	(4,123)
Net cash used in investing activities	(477,051)	(720,193)	(201,365)	477,615	(920,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,324	—	—	—	9,324
Excess tax benefit from stock-based payments	17,814	—	—	—	17,814
Taxes paid related to net share settlements of stock-based compensation awards	(443)	—	—	—	(443)
Debt issuance costs	(3,675)	—	(75)	—	(3,750)
Borrowings under revolving credit facilities	867,000	—	720,644	—	1,587,644
Repayments under revolving credit facilities	(727,000)	—	(371,518)	—	(1,098,518)
Borrowings under term loans	11,250	—	—	—	11,250
Repayments under term loans	(16,875)	—	—	—	(16,875)
Borrowings under receivables securitization facility	—	—	95,050	—	95,050
Repayments under receivables securitization facility	—	—	(150)	—	(150)
Repayments of other debt, net	(1,921)	(2,310)	(35,820)	—	(40,051)
Payments of other obligations	—	(464)	(41,528)	—	(41,992)
Other financing activities, net	(12,640)	12,340	—	—	(300)
Investment and intercompany note activity with parent	—	576,384	(98,769)	(477,615)	—
Dividends	—	(274,225)	—	274,225	—
Net cash provided by financing activities	142,834	311,725	267,834	(203,390)	519,003
Effect of exchange rate changes on cash and equivalents	—	(371)	(4,418)	—	(4,789)
Net (decrease) increase in cash and equivalents	(62,996)	18,410	8,703	—	(35,883)
Cash and equivalents, beginning of period	77,926	13,693	58,869	—	150,488
Cash and equivalents, end of period	$14,930	$32,103	$67,572	$—	$114,605

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$160,620	$260,567	$126,681	$(119,812)	$428,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(57,219)	(32,967)	—	(90,186)
Investment and intercompany note activity with subsidiaries	(434,172)	(84,894)	—	519,066	—
Acquisitions, net of cash acquired	—	(33,436)	(374,948)	—	(408,384)
Other investing activities, net	—	1,191	(8,227)	—	(7,036)
Net cash used in investing activities	(434,172)	(174,358)	(416,142)	519,066	(505,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	15,392	—	—	—	15,392
Excess tax benefit from stock-based payments	18,348	—	—	—	18,348
Debt issuance costs	(16,858)	—	(82)	—	(16,940)
Proceeds from issuance of senior notes	600,000	—	—	—	600,000
Borrowings under revolving credit facilities	315,000	—	122,023	—	437,023
Repayments under revolving credit facilities	(616,000)	—	(132,086)	—	(748,086)
Borrowings under term loans	35,000	—	—	—	35,000
Repayments under term loans	(16,875)	—	—	—	(16,875)
Borrowings under receivables securitization facility	—	—	41,500	—	41,500
Repayments under receivables securitization facility	—	—	(121,500)	—	(121,500)
Repayments of other debt, net	(925)	(8,930)	(35,207)	—	(45,062)
Payments of other obligations	—	(473)	(32,386)	—	(32,859)
Investment and intercompany note activity with parent	—	38,446	480,620	(519,066)	—
Dividends	—	(119,812)	—	119,812	—
Net cash provided by (used in) financing activities	333,082	(90,769)	322,882	(399,254)	165,941
Effect of exchange rate changes on cash and equivalents	—	—	2,327	—	2,327
Net increase (decrease) in cash and equivalents	59,530	(4,560)	35,748	—	90,718
Cash and equivalents, beginning of period	18,396	18,253	23,121	—	59,770
Cash and equivalents, end of period	$77,926	$13,693	$58,869	$—	$150,488

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 25, 2016
Management of LKQ Corporation and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on this assessment, management determined that, as of December 31, 2015, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated February 25, 2016. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 25, 2016

ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2016 (the "Proxy Statement") is incorporated herein by reference.
Executive Officers
Our executive officers, their ages at December 31, 2015, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Robert L. Wagman	51	President, Chief Executive Officer and Director
John S. Quinn	57	Chief Executive Officer and Managing Director, LKQ Europe
Dominick Zarcone	57	Executive Vice President and Chief Financial Officer
Victor M. Casini	53	Senior Vice President, General Counsel and Corporate Secretary
Walter P. Hanley	49	Senior Vice President - Development
Steven Greenspan	54	Senior Vice President - Recycled & Refurbished Products
Justin L. Jude	39	Senior Vice President of Operations - Wholesale Parts Division
Michael S. Clark	41	Vice President - Finance and Controller
Robert A. Alberico	66	Senior Vice President - Human Resources
Robert L. Wagman became our President and Chief Executive Officer in January 2012. He was elected to our Board of Directors in November  2011. Mr. Wagman was our President and Co-Chief Executive Officer from January 1, 2011 to January 1, 2012. Prior thereto, he had been our Senior Vice President of Operations—Wholesale Parts Division, with oversight of our wholesale late model operations, since August 2009. Prior thereto, from October 1998, Mr. Wagman managed our insurance company relationships, and from February 2004, added to his responsibilities the oversight of our aftermarket product operations. He was elected our Vice President of Insurance Services and Aftermarket Operations in August 2005. Before joining us, Mr. Wagman served from April 1995 to October 1998 as the Outside Sales Manager of Triplett Auto Parts, Inc., a recycled auto parts company that we acquired in July 1998. He started in our industry in 1987 as an Account Executive for Copart Auto Auctions, a processor and seller of salvage vehicles through auctions.
John S. Quinn became our Chief Executive Officer and Managing Director, LKQ Europe in February 2015. Prior to that he was our Executive Vice President and Chief Financial Officer from November 2009. Prior to joining our Company, he was the Senior Vice President, Chief Financial Officer and Treasurer of Casella Waste Systems, Inc., a company in the solid waste management services industry, from January 2009. From January 2001 to January 2009 he held various positions of increasing responsibility with Allied Waste Industries, Inc., a company also in the solid waste management services industry, including Senior Vice President of Finance from January 2005 to January 2009, Controller and Chief Accounting Officer from November 2006 to September 2007 and Vice President Financial Analysis and Planning from January 2003 to January 2005. From August 1987 to January 2001, he held various positions with Waste Management Inc.'s foreign subsidiaries, and Waste Management International, plc. in Canada and the United Kingdom. Prior to working for Waste Management, he worked for Ford Glass Ltd., a subsidiary of Ford Motor Company.
Dominick Zarcone became our Executive Vice President and Chief Financial Officer in March 2015. Prior to joining our company, he was the Managing Director and the Chief Financial Officer of Baird Financial Group, a capital markets and wealth management company, and certain of its affiliates from April 2011 to March 2015. He also served from April 2011 to March 2015 as Treasurer of Baird Funds, Inc., a family of fixed income and equity mutual funds managed by Robert W. Baird & Co. Incorporated, a registered broker/dealer. From February 1995 to April 2011, Mr. Zarcone was a Managing Director of the Investment Banking department of Robert W. Baird & Co. Incorporated. From February 1986 to February 1995, he was with the investment banking company Kidder, Peabody & Co., Incorporated, most recently as Senior Vice President of Investment Banking.
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
Steven Greenspan became our Senior Vice President - Recycled & Refurbished Products in July 2015. Prior to that Mr. Greenspan had been serving as our Senior Vice President of Operations - Wholesale Parts Division from January 2012. Mr. Greenspan has been in the recycled automotive parts industry for approximately 30 years. He served as our Regional Vice President—Mid-Atlantic Region from January 2003 to December 2011. He was the Manager of our Atlanta facility from May 1998 until December 2002. Prior thereto, he was the Manager of a company that we acquired in 1998.
Justin L. Jude became our Senior Vice President of Operations - Wholesale Parts Division in July 2015. Mr. Jude has been with us since February 2004 in various roles, including from March 2008 to February 2011 as Vice President - Supply Chain, from February 2011 to May 2014 as Vice President - Information Systems (North America), and from June 2014 to July 2015 as President of Keystone Automotive Operations, Inc., our specialty automotive business. Mr. Jude has been in the Company’s industry for over 18 years.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information appearing under the caption "Other Information—Principal Stockholders" in the Proxy Statement is incorporated herein by reference.
The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2015.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Stock options	3,765,952	$8.63
Restricted stock units	1,981,292	$—
Total equity compensation plans approved by stockholders	5,747,244		12,526,373
Equity compensation plans not approved by stockholders	—	$—	—
Total	5,747,244		12,526,373
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
Schedule II—Valuation and Qualifying Accounts and Reserves

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Acquisitions and Other	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2013	$9,470	$7,148	$(5,891)	$3,633	$14,360
Year ended December 31, 2014	14,360	9,814	(9,184)	4,436	19,426
Year ended December 31, 2015	19,426	13,654	(9,486)	989	24,583
ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2013	$24,692	$797,380	$(796,261)	$825	$26,636
Year ended December 31, 2014	26,636	955,615	(961,658)	10,695	31,288
Year ended December 31, 2015	31,288	1,049,987	(1,051,439)	2,938	32,774

(a)(3) Exhibits
The exhibits to this Annual Report on Form 10-K are listed in Item 15(b) of this Annual Report on Form 10-K. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.2	Amendment to LKQ Corporation 401(k) Plus Plan.
10.3	Trust for LKQ Corporation 401(k) Plus Plan.
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2011.
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.6	Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan.
10.7	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.8	Form of LKQ Corporation Restricted Stock Unit Agreement.
10.9	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement.
10.10	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended.
10.11	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.12	LKQ Corporation Management Incentive Plan.
10.13	Form of LKQ Corporation Executive Officer Management Incentive Plan Award Memorandum.
10.14	Amended and Restated LKQ Corporation Long Term Incentive Plan.
10.15	Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum.
10.16	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten.
10.17	Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009.
10.24	Change of Control Agreement between LKQ Corporation and Robert L. Wagman dated as of July 24, 2014.
10.25	Change of Control Agreement between LKQ Corporation and John S. Quinn dated as of July 24, 2014.
10.26	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014.
10.27	Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014.
10.28	Change of Control Agreement between LKQ Corporation and Steven Greenspan dated as of July 24, 2014.
10.29	Change of Control Agreement between LKQ Corporation and Robert A. Alberico dated as of July 24, 2014.
10.30	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014.
10.31	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015.
10.32	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015.
10.33	LKQ Severance Policy for Key Executives.
10.39	Service Agreement between Euro Car Parts Limited and Sukhpal Singh Ahluwalia dated as of November 7, 2014.
10.40	Deed of Variation dated November 17, 2015 amending the Service Agreement dated November 7, 2014 between Euro Car Parts Limited and Sukhpal Singh Ahluwalia.
10.41	Services Agreement dated as of February 26, 2015 between LKQ Corporation and Robert L. Wagman.
10.42	Offer Letter to John S. Quinn dated February 12, 2015, as amended.
10.43	Services Agreement dated as of February 26, 2015 between LKQ Corporation and John S. Quinn.
10.44	Offer Letter to Dominick P. Zarcone dated February 12, 2015.
(b) Exhibits

3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed with the SEC on August 8, 2014).
4.1
Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-107417 filed with the SEC on September 12, 2003).

4.2
Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on February 2, 2016).

4.3
Indenture dated as of May 9, 2013 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on May 10, 2013).

4.4
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

10.12	LKQ Corporation Management Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K filed with the SEC on March 2, 2015).
10.13
Form of LKQ Corporation Executive Officer Management Incentive Plan Award Memorandum (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on May 1, 2015).

10.14	Amended and Restated LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on November 7, 2014).
10.15
Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed with the SEC on May 1, 2015).

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

10.20
ISDA 2002 Master Agreement between RBS Citizens, N.A. and LKQ Corporation, and related Schedule (incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-K filed with the SEC on March 3, 2014).

10.21
ISDA 2002 Master Agreement between Fifth Third Bank and LKQ Corporation, and related Schedule (incorporated by reference to Exhibit 10.26 to the Company’s report on Form 10-K filed with the SEC on March 3, 2014).

10.22
ISDA Master Agreement between Wells Fargo Bank, National Association and LKQ Corporation, and related Schedule (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2013).

10.23	ISDA 2002 Master Agreement between HSBC Bank USA, National Association and LKQ Corporation, and related Schedule.
10.24
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

10.31
Change of Control Agreement between LKQ Corporation and Dominick Zarcone dated as of March 30, 2015 (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-Q filed with the SEC on May 1, 2015).

10.32	Change of Control Agreement between LKQ Corporation and Justin Jude dated as of May 13, 2015.
10.33	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
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

10.37
Performance Undertaking, dated as of September 28, 2012 by LKQ Corporation in favor of LKQ Receivables Finance Company, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).

10.38
APX Agreement between Euro Car Parts Limited, LKQ Corporation, Sukhpal Singh Ahluwalia and APX Autopart Express Limited dated as of November 7, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on November 13, 2014).

10.39
Service Agreement between Euro Car Parts Limited and Sukhpal Singh Ahluwalia dated as of November 7, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on November 13, 2014).

10.40	Deed of Variation dated November 17, 2015 amending the Service Agreement dated November 7, 2014 between Euro Car Parts Limited and Sukhpal Singh Ahluwalia.
10.41
Services Agreement dated as of February 26, 2015 between LKQ Corporation and Robert L. Wagman (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).

10.42	Offer Letter to John S. Quinn dated February 12, 2015, as amended.
10.43
Services Agreement dated as of February 26, 2015 between LKQ Corporation and John S. Quinn (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).

10.44	Offer Letter to Dominick Zarcone dated February 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).
10.45
Sale and Purchase Agreement dated as of December 22, 2015 among the Company, LKQ Italia S.r.l., a company incorporated in Italy and an indirect wholly-owned subsidiary of the Company, and the owners of Rhino HoldCo Limited, a company incorporated in England and Wales.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

LKQ CORPORATION

By:	/s/ ROBERT L. WAGMAN
Robert L. Wagman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

Signature	Title
Principal Executive Officer:
/s/ ROBERT L. WAGMAN	President and Chief Executive Officer
Robert L. Wagman
Principal Financial Officer:
/s/ DOMINICK ZARCONE	Executive Vice President and Chief Financial Officer
Dominick Zarcone
Principal Accounting Officer:
/s/ MICHAEL S. CLARK	Vice President—Finance and Controller
Michael S. Clark
A Majority of the Directors:
/s/ SUKHPAL SINGH AHLUWALIA	Director
Sukhpal Singh Ahluwalia
/s/ A. CLINTON ALLEN	Director
A. Clinton Allen
/s/ RONALD G. FOSTER	Director
Ronald G. Foster
/s/ ROBERT M. HANSER	Director
Robert M. Hanser
/s/ JOSEPH M. HOLSTEN	Director
Joseph M. Holsten
/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie
/s/ PAUL M. MEISTER	Director
Paul M. Meister
/s/ JOHN F. O'BRIEN	Director
John F. O'Brien
/s/ GUHAN SUBRAMANIAN	Director
Guhan Subramanian
/s/ ROBERT L. WAGMAN	Director
Robert L. Wagman
/s/ WILLIAM M. WEBSTER, IV	Director
William M. Webster, IV