Form 10-Q
period 2016-03-31
LKQ CORP
filed 2016-04-29
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At April 22, 2016, the registrant had issued and outstanding an aggregate of 306,679,077 shares of Common Stock.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and equivalents	$229,220	$87,397
Receivables, net	882,582	590,160
Inventory	1,782,797	1,556,552
Prepaid expenses and other current assets	99,288	106,603
Total Current Assets	2,993,887	2,340,712
Property and Equipment, net	758,641	696,567
Intangible Assets:
Goodwill	3,075,293	2,319,246
Other intangibles, net	447,730	215,117
Other Assets	81,306	76,195
Total Assets	$7,356,857	$5,647,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$597,826	$415,588
Accrued expenses:
Accrued payroll-related liabilities	78,459	86,527
Other accrued expenses	233,288	162,225
Other current liabilities	64,472	31,596
Current portion of long-term obligations	75,365	56,034
Total Current Liabilities	1,049,410	751,970
Long-Term Obligations, Excluding Current Portion	2,743,197	1,528,668
Deferred Income Taxes	179,404	127,239
Other Noncurrent Liabilities	150,437	125,278
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 306,521,927 and 305,574,384 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3,065	3,055
Additional paid-in capital	1,101,979	1,090,713
Retained earnings	2,234,116	2,126,384
Accumulated other comprehensive loss	(104,751)	(105,470)
Total Stockholders’ Equity	3,234,409	3,114,682
Total Liabilities and Stockholders’ Equity	$7,356,857	$5,647,837

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$1,921,476	$1,773,912
Cost of goods sold	1,161,039	1,074,433
Gross margin	760,437	699,479
Facility and warehouse expenses	157,605	132,657
Distribution expenses	152,343	141,714
Selling, general and administrative expenses	218,318	203,241
Restructuring and acquisition related expenses	14,811	6,488
Depreciation and amortization	31,688	29,453
Operating income	185,672	185,926
Other expense (income):
Interest expense, net	14,592	14,906
Loss on debt extinguishment	26,650	—
Change in fair value of contingent consideration liabilities	73	151
Gains on foreign exchange contracts - acquisition related	(18,342)	—
Other (income) expense, net	(2,962)	1,768
Total other expense, net	20,011	16,825
Income before provision for income taxes	165,661	169,101
Provision for income taxes	57,567	60,098
Equity in earnings of unconsolidated subsidiaries	(362)	(1,908)
Net income	$107,732	$107,095
Earnings per share:
Basic	$0.35	$0.35
Diluted	$0.35	$0.35

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$107,732	$107,095
Other comprehensive income (loss):
Foreign currency translation	140	(54,810)
Net change in unrecognized gains/losses on derivative instruments, net of tax	432	283
Net change in unrealized gains/losses on pension plans, net of tax	147	128
Total other comprehensive income (loss)	719	(54,399)
Total comprehensive income	$108,451	$52,696

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,732	$107,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,166	30,669
Stock-based compensation expense	5,916	5,546
Excess tax benefit from stock-based payments	(4,637)	(5,201)
Loss on debt extinguishment	26,650	—
Gains on foreign exchange contracts - acquisition related	(18,342)	—
Other	1,156	3,298
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	(78,373)	(62,329)
Inventory	18,973	43,823
Prepaid income taxes/income taxes payable	45,591	48,715
Accounts payable	20,514	11,233
Other operating assets and liabilities	(28,139)	(2,704)
Net cash provided by operating activities	130,207	180,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(50,393)	(26,096)
Acquisitions, net of cash acquired	(603,735)	(864)
Proceeds from foreign exchange contracts	18,342	—
Other investing activities, net	10,762	(7,316)
Net cash used in investing activities	(625,024)	(34,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,202	1,318
Excess tax benefit from stock-based payments	4,637	5,201
Taxes paid related to net share settlements of stock-based compensation awards	(2,281)	(5,243)
Debt issuance costs	(5,907)	—
Borrowings under revolving credit facilities	1,143,217	85,030
Repayments under revolving credit facilities	(345,609)	(155,073)
Borrowings under term loans	338,478	—
Repayments under term loans	—	(5,625)
Borrowings under receivables securitization facility	97,000	2,100
Repayments under receivables securitization facility	(63,000)	—
Borrowings (repayments) of other debt, net	12,850	(6,576)
Repayment of Rhiag debt and related payments	(543,347)	—
Payments of other obligations	(1,437)	(1,544)
Net cash provided by (used in) financing activities	637,803	(80,412)
Effect of exchange rate changes on cash and equivalents	(1,163)	(4,570)
Net increase in cash and equivalents	141,823	60,887
Cash and equivalents, beginning of period	87,397	114,605
Cash and equivalents, end of period	$229,220	$175,492
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$7,715	$10,999
Interest	19,320	6,937
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions	$551,077	$34
Noncash property and equipment additions	5,469	2,414

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2016	305,574	$3,055	$1,090,713	$2,126,384	$(105,470)	$3,114,682
Net income	—	—	—	107,732	—	107,732
Other comprehensive income	—	—	—	—	719	719
Restricted stock units vested, net of shares withheld for employee tax	488	5	(2,286)	—	—	(2,281)
Stock-based compensation expense	—	—	5,916	—	—	5,916
Exercise of stock options	460	5	3,197	—	—	3,202
Excess tax benefit from stock-based payments	—	—	4,439	—	—	4,439
BALANCE, March 31, 2016	306,522	$3,065	$1,101,979	$2,234,116	$(104,751)	$3,234,409

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016.

Note 2.	Business Combinations

On March 18, 2016, LKQ and its wholly-owned subsidiary LKQ Italia S.r.l. acquired Rhiag-Inter Auto Parts Italia S.p.A. ("Rhiag"), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expands LKQ's geographic presence in continental Europe, and we believe the acquisition will create potential purchasing synergies. Total acquisition date fair value of the consideration for our Rhiag acquisition was €534.2 million ($602.0 million), composed of €533.6 million ($601.4 million) of cash (net of cash acquired) and €0.6 million ($0.6 million) of intercompany balances considered to be effectively settled as part of the transaction. In addition, we assumed €488.8 million ($550.8 million) of existing Rhiag debt as of the acquisition date.
To fund the purchase price of the Rhiag acquisition, LKQ entered into foreign currency forward contracts in March 2016 to acquire a total of €588 million. The rates locked in under the foreign currency forwards were favorable to the spot rate on the settlement date, and as a result, these derivative contracts generated a gain of $18.3 million during the three months ended March 31, 2016. The gain on the foreign currency forwards is recorded in Gains on foreign exchange contracts - acquisition related on our unaudited condensed consolidated statement of income for the three months ended March 31, 2016.
We recorded $739.7 million of goodwill related to our acquisition of Rhiag, which we do not expect to be deductible for income tax purposes. The timing of the acquisition did not allow for a full valuation to be completed, so most of the assets, including the intangibles and fixed assets, and the liabilities were preliminarily recorded at book value with the remaining purchase price allocated to goodwill. In the period between the acquisition date and March 31, 2016, Rhiag, which is reported in our Europe reportable segment, generated revenue of $33.9 million and an operating loss of $3.4 million, which included $6.2 million of acquisition related costs.
In addition to our acquisition of Rhiag, we acquired a wholesale business in Europe during the three months ended March 31, 2016. This acquisition was not material to our results of operations or financial position.
On April 21, 2016, LKQ acquired Pittsburgh Glass Works LLC (“PGW”), a leading global distributor and manufacturer of automotive glass products, for a purchase price of approximately $660.3 million, net of cash acquired. PGW’s business comprises wholesale and retail distribution services, automotive glass manufacturing, and retailer alliance partnerships. The acquisition will expand our addressable market in North America and globally. Additionally, we believe the acquisition will create potential distribution synergies with our existing network. We are in the process of completing the purchase accounting for this acquisition and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed, or the pro forma effect of the acquisition on our results of operations.
During 2015, we completed 18 acquisitions, including 4 wholesale businesses in North America, 12 wholesale businesses in Europe, a self service retail operation, and a specialty vehicle aftermarket business. Our wholesale business acquisitions in North America included PartsChannel, Inc. ("Parts Channel"), an aftermarket collision parts distributor. The specialty aftermarket business acquired was The Coast Distribution System, Inc. ("Coast"), a supplier of replacement parts, supplies and accessories in North America for the recreational vehicle and outdoor recreation markets. Our European acquisitions included 11 aftermarket parts distribution businesses in the Netherlands, 9 of which were former customers of and distributors for our Netherlands subsidiary, Sator Beheer B.V. ("Sator") and were acquired with the objective of expanding our distribution network in the Netherlands. Our other acquisitions completed during 2015 enabled us to expand our geographic presence. Total acquisition date fair value of the consideration for these acquisitions was $187.9 million, composed of $161.3 million of cash (net of cash acquired), $4.3 million of notes payable, $21.2 million of other purchase price obligations, and $1.1 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. During the year ended December 31, 2015, we recorded $92.2 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2014 acquisitions. We expect $69.9 million of the $92.2 million of goodwill recorded to be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the three months ended March 31, 2016 and the last nine months of 2015 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. During the first quarter of 2016, the measurement-period adjustments recorded for acquisitions completed in prior periods were not material.
The preliminary purchase price allocations for the acquisitions completed during the three months ended March 31, 2016 and the year ended December 31, 2015 are as follows (in thousands):

	Three Months Ended			Year Ended
	March 31, 2016			December 31, 2015
	Rhiag	Other Acquisitions	Total	All Acquisitions
Receivables	$233,776	$561	$234,337	$29,628
Receivable reserves	(23,048)	(18)	(23,066)	(3,926)
Inventory	239,502	675	240,177	79,646
Prepaid expenses and other current assets	13,743	(13)	13,730	3,337
Property and equipment	35,282	21	35,303	11,989
Goodwill	739,741	2,391	742,132	92,175
Other intangibles	238,555	—	238,555	9,926
Other assets	2,101	(411)	1,690	5,166
Deferred income taxes	(51,514)	(215)	(51,729)	4,102
Current liabilities assumed	(252,372)	(438)	(252,810)	(39,191)
Debt assumed	(550,843)	—	(550,843)	(2,365)
Other noncurrent liabilities assumed	(22,916)	—	(22,916)	(2,651)
Other purchase price obligations	—	—	—	(21,199)
Notes issued	—	(234)	(234)	(4,296)
Settlement of pre-existing balances	(591)	—	(591)	(1,073)
Cash used in acquisitions, net of cash acquired	$601,416	$2,319	$603,735	$161,268
The primary objectives of our acquisitions made during the three months ended March 31, 2016 and the year ended December 31, 2015 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Our 2016 acquisition of Rhiag enabled us to expand our market presence in continental Europe. We believe that our Rhiag acquisition will allow for synergies within our European operations, most notably in procurement. These projected synergies contributed to the preliminary goodwill recorded on the Rhiag acquisition.
When we identify potential acquisitions, we attempt to target companies with a leading market presence, an experienced management team and workforce that provide a fit with our existing operations, and strong cash flows. For certain of our acquisitions, we have identified cost savings and synergies as a result of integrating the company with our existing business that provide additional value to the combined entity. In many cases, acquiring companies with these characteristics will result in purchase prices that include a significant amount of goodwill.
The following pro forma summary presents the effect of the businesses acquired during the three months ended March 31, 2016 as though the businesses had been acquired as of January 1, 2015 and the businesses acquired during the year ended December 31, 2015 as though they had been acquired as of January 1, 2014. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Revenue, as reported	$1,921,476	$1,773,912
Revenue of purchased businesses for the period prior to acquisition:
Rhiag	213,376	235,302
Other acquisitions	168	94,334
Pro forma revenue	$2,135,020	$2,103,548

Net income, as reported	$107,732	$107,095
Net income of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Rhiag	4,597	5,254
Other acquisitions	11	2,700
Acquisition related costs of acquisitions closed in quarter, net of tax	7,361	—
Pro forma net income	$119,701	$115,049

Earnings per share, basic—as reported	$0.35	$0.35
Effect of purchased businesses for the period prior to acquisition:
Rhiag	0.02	0.02
Other acquisitions	0.00	0.01
Acquisition related costs of acquisitions closed in quarter, net of tax	0.02	—
Pro forma earnings per share, basic (1)	$0.39	$0.38

Earnings per share, diluted—as reported	$0.35	$0.35
Effect of purchased businesses for the period prior to acquisition:
Rhiag	0.01	0.02
Other acquisitions	0.00	0.01
Acquisition related costs of acquisitions closed in quarter, net of tax	0.02	—
Pro forma earnings per share, diluted (1)	$0.39	$0.37

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to net realizable value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The timing of the acquisition did not allow for a full valuation to be completed, so most of the assets, including the intangibles and fixed assets, and the liabilities were preliminarily recorded at book value with the remaining purchase price allocated to goodwill. In the second quarter, we will adjust the Rhiag tangible and intangible asset values, as needed, and record the related amortization and depreciation expense. The pro forma impact of our acquisitions reflects the elimination of acquisition related expenses, net of tax totaling $7.4 million for the three months ended March 31, 2016. Refer to Note 4, "Restructuring and Acquisition Related Expenses," for further information regarding our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 3.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $37.8 million and $32.8 million at March 31, 2016 and December 31, 2015, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap metal, other metals, and cores when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We recorded a reserve for uncollectible accounts of approximately $47.0 million and $24.6 million at March 31, 2016 and December 31, 2015, respectively. The acquisition of Rhiag in March 2016 contributed $23.0 million to our reserve for uncollectible accounts at March 31, 2016. See Note 2, "Business Combinations" for further information on our acquisitions.
Inventory
Inventory consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Aftermarket and refurbished products	$1,374,368	$1,146,162
Salvage and remanufactured products	408,429	410,390
Total inventory	$1,782,797	$1,556,552
Our acquisitions completed during 2016, including the March 18, 2016 acquisition of Rhiag, and adjustments to preliminary valuations of inventory for certain of our 2015 acquisitions contributed $239.5 million to our aftermarket and refurbished products inventory and $0.7 million to our salvage and remanufactured products inventory. See Note 2, "Business Combinations" for further information on our acquisitions.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.
The changes in the carrying amount of goodwill by reportable segment during the three months ended March 31, 2016 are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2016	$1,445,850	$594,482	$278,914	$2,319,246
Business acquisitions and adjustments to previously recorded goodwill	555	742,023	(446)	742,132
Exchange rate effects	6,127	8,137	(349)	13,915
Balance as of March 31, 2016	$1,452,532	$1,344,642	$278,119	$3,075,293
During the three months ended March 31, 2016, we recorded $739.7 million of goodwill related to our acquisition of Rhiag. The goodwill recorded for the Rhiag acquisition is preliminary, as we are still in process of completing our valuation of assets acquired and liabilities assumed. See Note 2, "Business Combinations" for further information on our acquisitions.

The components of other intangibles are as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$216,027	$(45,803)	$170,224	$172,219	$(43,458)	$128,761
Customer and supplier relationships	287,857	(45,013)	242,844	95,508	(41,007)	54,501
Software and other technology related assets	50,437	(20,388)	30,049	44,500	(17,844)	26,656
Covenants not to compete	10,696	(6,083)	4,613	10,774	(5,575)	5,199
	$565,017	$(117,287)	$447,730	$323,001	$(107,884)	$215,117
During the three months ended March 31, 2016, we recorded intangible assets resulting from our acquisition of Rhiag, which included $190.5 million of customer relationships, $43.3 million of trade names, and $4.8 million of software and other technology related assets; the remaining intangible assets recorded in connection with our acquisition of Rhiag were not material. The intangible assets recorded for the Rhiag acquisition represent the existing intangible assets on Rhiag's balance sheet prior to the acquisition, as we are still in process of completing our valuation for the intangible assets acquired. See Note 2, "Business Combinations" for further information on our acquisitions.
Trade names and trademarks are amortized over a useful life ranging from 4 to 30 years on a straight-line basis. Customer and supplier relationships are amortized over the expected period to be benefited (4 to 20 years) on an accelerated basis. Software and other technology related assets are amortized on a straight-line basis over the expected period to be benefited (three to six years). Covenants not to compete are amortized over the lives of the respective agreements, which range from one to five years, on a straight-line basis. Amortization expense for intangible assets was $8.9 million and $8.3 million during the three months ended March 31, 2016 and 2015, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2020 is $48.0 million, $56.6 million, $48.0 million, $43.3 million and $28.6 million, respectively.
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

Balance as of January 1, 2016	$17,363
Warranty expense	8,804
Warranty claims	(7,451)
Balance as of March 31, 2016	$18,716
Investments in Unconsolidated Subsidiaries
In February 2016, we sold our investment in ACM Parts Pty Ltd. Our investment in unconsolidated subsidiaries and our equity in the net earnings of the investees was not material as of and for the three months ended March 31, 2016.
Depreciation Expense
Included in Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations as well as our distribution centers. Depreciation expense was $24.3 million and $22.4 million during the three months ended March 31, 2016 and 2015, respectively.
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
In September 2015, the FASB issued Accounting Standards Update 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are identified as opposed to recognition as if the accounting had been completed as of the acquisition date. The ASU also requires disclosure regarding amounts that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company during the first quarter of our fiscal year 2016 and is being applied on a prospective basis. The measurement-period adjustments for our acquisitions and the related impact on earnings of any amounts that would have been recorded in previous periods are disclosed in Note 2, "Business Combinations."
In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. We are still evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" (“ASU 2016-09”), to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact that this standard will have upon adoption.

Note 4.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting, and advisory fees, totaled $12.7 million for the three months ended March 31, 2016. Of our 2016 expenses, $10.7 million was related to our acquisition of Rhiag, $1.8 million related to our definitive agreement to acquire PGW, and $0.2 million was related to other completed and potential acquisitions. Acquisition related expenses incurred during the three months ended March 31, 2015 totaled $0.5 million, primarily related to our 2015 acquisitions of the Netherlands distributors.
Acquisition Integration Plans
During the three months ended March 31, 2016, we incurred $2.1 million of restructuring expenses. Expenses incurred during the three months ended March 31, 2016 were primarily a result of the integration of our acquisition of Parts Channel into our existing North American wholesale business and the integration of our Coast acquisition into our existing Specialty business. Expenses incurred were primarily related to facility closure and relocation costs for duplicate facilities and the termination of employees.
During the three months ended March 31, 2015, we incurred $6.0 million of restructuring expenses. These expenses were primarily a result of the integration of our October 2014 acquisition of Stag Parkway Holding Company, a supplier of parts for recreational vehicles, into our Specialty business. Expenses incurred were primarily related to facility closure and relocation costs for duplicate facilities, and the termination of employees in connection with the consolidation of overlapping facilities with our existing business.
We expect to incur expenses related to the integration of certain of our other acquisitions into our existing operations throughout 2016. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be approximately $9.0 million; this amount excludes any potential future restructuring expense related to our acquisitions of Rhiag and PGW.

Note 5.	Stock-Based Compensation
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
During the three months ended March 31, 2016, we granted 745,810 RSUs to employees. The fair value of RSUs that vested during the three months ended March 31, 2016 was $15.1 million.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the three months ended March 31, 2016:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2016	1,981,292	$24.19	$58,706
Granted	745,810	$27.88
Vested	(574,496)	$20.85
Forfeited / Canceled	(20,192)	$26.39
Unvested as of March 31, 2016	2,132,414	$26.35	$68,088
Expected to vest after March 31, 2016	2,061,532	$26.32	$65,825
(1) The aggregate intrinsic value of unvested and expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the three months ended March 31, 2016.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the three months ended March 31, 2016:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2016	3,765,952	$8.63	2.9	$79,317
Exercised	(459,610)	$6.96
Forfeited / Canceled	(4,782)	$31.38
Balance as of March 31, 2016	3,301,560	$8.83	2.8	$76,288
Exercisable as of March 31, 2016	3,214,006	$8.19	2.8	$76,288
Exercisable as of March 31, 2016 and expected to vest thereafter	3,292,805	$8.77	2.8	$76,288
(1) The aggregate intrinsic value of outstanding, exercisable and expected to vest options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of January 1, 2016 and March 31, 2016, respectively. This amount changes based on the market price of the Company’s common stock.
The following table summarizes the components of pre-tax stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2016	2015
RSUs	$5,879	$5,420
Stock options	37	126
Total stock-based compensation expense	$5,916	$5,546
As of March 31, 2016, unrecognized compensation expense related to unvested RSUs and stock options is $44.3 million and $0.2 million, respectively, and is expected to be recognized over weighted-average periods of 3.4 years and 0.8 years, respectively. Stock-based compensation expense related to these awards will be different to the extent the actual forfeiture rates are different from our estimated forfeiture rates.

Note 6.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net Income	$107,732	$107,095
Denominator for basic earnings per share—Weighted-average shares outstanding	306,157	304,003
Effect of dilutive securities:
RSUs	521	668
Stock options	1,691	2,290
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	308,369	306,961
Earnings per share, basic	$0.35	$0.35
Earnings per share, diluted	$0.35	$0.35
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Antidilutive securities:
RSUs	225	336
Stock options	88	100

Note 7.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended				Three Months Ended
	March 31, 2016				March 31, 2015
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plan	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(96,890)	$(932)	$(7,648)	$(105,470)	$(27,073)	$(3,401)	$(9,751)	$(40,225)
Pretax income (loss)	140	(165)	—	(25)	(54,810)	(1,074)	—	(55,884)
Income tax effect	—	49	—	49	—	370	—	370
Reclassification of unrealized loss	—	807	196	1,003	—	1,522	170	1,692
Reclassification of deferred income taxes	—	(259)	(49)	(308)	—	(535)	(42)	(577)
Ending Balance	$(96,750)	$(500)	$(7,501)	$(104,751)	$(81,883)	$(3,118)	$(9,623)	$(94,624)
Unrealized losses on our interest rate swap contracts totaling $0.8 million and $1.5 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three months ended March 31, 2016 and 2015, respectively. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

Note 8.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Senior secured credit agreement:
Term loans payable	$761,707	$410,625
Revolving credit facilities	1,291,622	480,481
Senior notes	600,000	600,000
Receivables securitization facility	97,000	63,000
Notes payable through October 2025 at weighted average interest rates of 1.7% and 2.2%, respectively	18,622	16,104
Other long-term debt at weighted average interest rates of 1.8% and 2.4%, respectively	67,749	29,485
Total debt	2,836,700	1,599,695
Less: long-term debt issuance costs	(17,098)	(13,533)
Less: current debt issuance cost	(1,040)	(1,460)
Total debt, net of issuance costs	2,818,562	1,584,702
Less: current maturities, net of debt issuance costs	(75,365)	(56,034)
Long term debt, net of debt issuance costs	$2,743,197	$1,528,668
Senior Secured Credit Agreement
On January 29, 2016, LKQ Corporation, LKQ Delaware LLP, and certain other subsidiaries (collectively, the "Borrowers") entered into the Fourth Amended and Restated Credit Agreement ("Credit Agreement"), which amended the Company’s Third Amended and Restated Credit Agreement by modifying certain terms to (1) extend the maturity date by approximately two years to January 29, 2021; (2) increase the total availability under the credit agreement from $2.3 billion to $3.2 billion (composed of $2.45 billion in the revolving credit facility's multicurrency component; and $750 million of term loans, which consist of a term loan of approximately $500 million and a €230 million term loan); (3) increase our ability to incur additional indebtedness; and (4) make other immaterial or clarifying modifications and amendments to the terms of the Third Amended and Restated Credit Agreement. The additional term loan borrowing was used to repay outstanding revolver borrowings and the amount outstanding under our receivables securitization facility, and to pay fees and expenses relating to the amendment and restatement. The remaining additional term loan borrowing was used to fund the Rhiag acquisition.
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2021. Amounts under the initial and additional term loan borrowings will be due and payable in quarterly installments equal to 0.625% of the original principal amount on each of June 30, September 30, and December 31, 2016, and quarterly installments thereafter equal to 1.25% of the original principal amount beginning on March 31, 2017, with the remaining balance due and payable on the maturity date of the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 9, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at March 31, 2016 and December 31, 2015 were 2.0% and 1.8%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $23.8 million and $22.5 million were classified as current maturities at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, there were letters of credit outstanding in the aggregate amount of $65.8 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at March 31, 2016 was $1.1 billion.
Related to the execution of the Credit Agreement in January 2016, we incurred $5.9 million of fees, of which $4.8 million were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement. The remaining $1.1 million of fees, together with $1.8 million of capitalized debt issuance costs related to our Third Amended and Restated Credit Agreement, were expensed during the three months ended March 31, 2016 as a loss on debt extinguishment.
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
Euro Notes
On April 14, 2016, LKQ Italia Bondco S.p.A. (the “Issuer”), an indirect, wholly-owned subsidiary of LKQ Corporation, completed an offering of €500 million aggregate principal amount of senior notes due April 1, 2024 (the “Euro Notes”) in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering were used to repay revolver borrowings under the Credit Agreement and to pay related fees and expenses. The Euro Notes are governed by the Indenture dated as of April 14, 2016 (the “Indenture”) among the Issuer, the

Company and certain of the Company’s subsidiaries (the “Euro Notes Guarantors”), the trustee, and the paying agent, transfer agent, and registrar.
The Euro Notes bear interest at a rate of 3.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Euro Notes is payable in arrears on April 1 and October 1 of each year, beginning on October 1, 2016. The Euro Notes are fully and unconditionally guaranteed by the Euro Notes Guarantors.
The Euro Notes and the guarantees will be the Issuer’s and each Euro Notes Guarantor’s senior unsecured obligations and will be subordinated to all of the Euro Notes Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes to the extent of the assets of those subsidiaries. Pursuant to the Indenture, we have agreed to take all actions that may legally be taken in order to cause two of our Italian subsidiaries and two of our Czech subsidiaries, each of which are subsidiaries of the Rhiag group we recently acquired, to become Euro Notes Guarantors within 60 days after the issue date of the Euro Notes. The Euro Notes have been listed on the ExtraMOT, Professional Segment of the Borsa Italia S.p.A. securities exchange and we have agreed to use commercially reasonable efforts to maintain such listing and to also cause the Euro Notes to be listed on the Global Exchange Market of the Irish Stock Exchange as promptly as practicable after the issue date of the Euro Notes.
Receivables Securitization Facility
On September 29, 2014, we amended the terms of the receivables securitization facility with The Bank of Tokyo-Mitsubishi UFJ, LTD. ("BTMU") to: (i) extend the term of the facility to October 2, 2017; (ii) increase the maximum amount available to $97 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to BTMU for the benefit of conduit investors and/or financial institutions for cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of March 31, 2016 and December 31, 2015, $140.8 million and $136.1 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of March 31, 2016, the interest rate under the receivables facility was based on commercial paper rates and was 1.3%. The outstanding balances of $97.0 million and $63.0 million as of March 31, 2016 and December 31, 2015, respectively, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.
Repayment of Rhiag Acquired Debt and Debt Related Liabilities
On March 24, 2016, LKQ Netherlands B.V., a wholly-owned subsidiary of ours, borrowed €508 million under our multi-currency revolving credit facility to repay the Rhiag acquired debt and debt related liabilities. The borrowed funds were passed through an intercompany note to Rhiag and then were used to pay (i) $519.6 million (€465.0 million) for the principal of Rhiag senior note debt assumed with the acquisition, (ii) accrued interest of $8.0 million (€7.1 million) on the notes, (iii) the call premium of $23.8 million (€21.2 million) associated with early redemption of the notes and (iv) $4.9 million (€4.4 million) to terminate Rhiag’s outstanding interest rate swap related to the floating portion of the notes. The call premium is recorded as a loss on debt extinguishment in the Unaudited Condensed Consolidated Statements of Income. In April 2016, the proceeds from the Euro Notes were used to settle the intercompany note with LKQ Netherlands B.V. and then to repay a portion of the borrowings on the revolving credit facility.

Note 9.	Derivative Instruments and Hedging Activities
We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we use derivatives to manage our exposure to variable interest rates on our senior secured debt and changing foreign exchange rates for certain foreign currency denominated transactions. We do not hold or issue derivatives for trading purposes.
Cash Flow Hedges
At March 31, 2016, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of reducing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2016 through 2021.
In the first quarter of 2016, we entered into interest rate swap contracts representing a total of $440 million of U.S. dollar-denominated debt. The new swaps entered into in 2016 mature in January 2021, and convert floating to fixed interest rates.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of reducing the impact of changing exchange rates on these future cash flows, as well as reducing the impact of fluctuating exchange rates on our results of operations through the respective dates of settlement. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income (expense) when the underlying transaction has an impact on earnings.
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of March 31, 2016 and December 31, 2015 (in thousands):

	Notional Amount				Fair Value at March 31, 2016 (USD)			Fair Value at December 31, 2015 (USD)
	March 31, 2016		December 31, 2015		Other Assets	Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses
Interest rate swap agreements
USD denominated		$610,000		$170,000	$1,800	$760	$1,364	$858
GBP denominated		£50,000		£50,000	—	350	—	465
CAD denominated	C$	—	C$	25,000	—	—	—	24
Total cash flow hedges					$1,800	$1,110	$1,364	$1,347

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 or December 31, 2015.
The activity related to our cash flow hedges is included in Note 7, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three months ended March 31, 2016 and March 31, 2015. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of March 31, 2016, we estimate that $0.5 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into our consolidated statements of income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at March 31, 2016 and December 31, 2015, along with the effect on our results of operations during each of the three month periods ended March 31, 2016 and March 31, 2015, were immaterial.

Note 10.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the three months ended March 31, 2016, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2016 and December 31, 2015 (in thousands):

	Balance as of March 31, 2016	Fair Value Measurements as of March 31, 2016
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$31,634	$—	$31,634	$—
Interest rate swaps	1,800	—	1,800	—
Total Assets	$33,434	$—	$33,434	$—
Liabilities:
Contingent consideration liabilities	$3,079	$—	$—	$3,079
Deferred compensation liabilities	32,526	—	32,526	—
Interest rate swaps	2,474	—	2,474	—
Total Liabilities	$38,079	$—	$35,000	$3,079

	Balance as of December 31, 2015	Fair Value Measurements as of December 31, 2015
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$29,782	$—	$29,782	$—
Total Assets	$29,782	$—	$29,782	$—
Liabilities:
Contingent consideration liabilities	$4,584	$—	$—	$4,584
Deferred compensation liabilities	30,336	—	30,336	—
Interest rate swaps	1,347	—	1,347	—
Total Liabilities	$36,267	$—	$31,683	$4,584
The cash surrender value of life insurance is included in Other Assets on our Unaudited Condensed Consolidated Balance Sheets. The current portion of deferred compensation and contingent consideration liabilities is included in Other Current Liabilities, and the noncurrent portion is included in Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps is presented in Note 9, "Derivative Instruments and Hedging Activities."
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
Our contingent consideration liabilities are related to our business acquisitions as further described in Note 2, "Business Combinations." Under the terms of the contingent consideration agreements, payments may be made at specified future dates depending on the performance of the acquired business subsequent to the acquisition. The liabilities for these payments are classified as Level 3 liabilities because the related fair value measurement, which is determined using an income approach, includes significant inputs not observable in the market. These liabilities are not considered material.
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance as of January 1	$4,584	$7,295
Payments	(1,667)	(1,667)
Increase in fair value included in earnings	73	151
Exchange rate effects	89	(218)
Balance as of March 31	$3,079	$5,561
Of the amounts included in earnings for the three months ended March 31, 2016 and 2015, $0.1 million and $0.2 million of losses, respectively, were related to contingent consideration obligations outstanding as of March 31, 2016. Changes in the values of the liabilities are recorded in Change in Fair Value of Contingent Consideration Liabilities within Other Expense (Income) on our Unaudited Condensed Consolidated Statements of Income.
The changes in the fair value of contingent consideration obligations included in earnings during the respective periods in 2016 and 2015 reflect the quarterly reassessment of each obligation's fair value, including an analysis of the significant inputs used in the valuation, as well as the accretion of the present value discount.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of March 31, 2016 and December 31, 2015, the fair values of our credit agreement borrowings reasonably approximated the carrying values of $2.1 billion and $891.1 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $97.0 million and $63.0 million at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the fair value of the Notes was approximately $576 million and $567 million, respectively, compared to a carrying value of $600 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2016 to assume these obligations. The fair value of our senior notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market.

Note 11.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at March 31, 2016 are as follows (in thousands):

Nine months ending December 31, 2016	$132,950
Years ending December 31:
2017	150,877
2018	125,921
2019	101,707
2020	83,547
2021	61,165
Thereafter	255,301
Future Minimum Lease Payments	$911,468

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
Our effective income tax rate for the three months ended March 31, 2016 was 34.8%, compared with 35.5% for the comparable prior year period. The lower effective income tax rate for the three months ended March 31, 2016 reflects our expected geographic distribution of income, with a slightly larger proportion of our pre-tax income expected to be earned in the typically lower tax rate international jurisdictions. In addition, the tax provision for the first quarter of 2015 included unfavorable discrete items of $0.7 million primarily attributable to U.S. state deferred tax adjustments; discrete items for the three months ended March 31, 2016 were immaterial.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended March 31, 2016
Revenue:
Third Party	$1,087,363	$546,751	$287,362	$—	$1,921,476
Intersegment	214	10	951	(1,175)	—
Total segment revenue	$1,087,577	$546,761	$288,313	$(1,175)	$1,921,476
Segment EBITDA	$147,375	$57,498	$31,738	$—	$236,611
Depreciation and amortization (1)	17,515	10,308	5,343	—	33,166
Three Months Ended March 31, 2015
Revenue:
Third Party	$1,046,079	$487,346	$240,487	$—	$1,773,912
Intersegment	94	—	735	(829)	—
Total segment revenue	$1,046,173	$487,346	$241,222	$(829)	$1,773,912
Segment EBITDA	$149,388	$46,523	$25,404	$—	$221,315
Depreciation and amortization (1)	17,265	8,351	5,053	—	30,669
(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. Segment EBITDA is calculated as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA.
The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Segment EBITDA	$236,611	$221,315
Deduct:
Restructuring and acquisition related expenses (1)	14,811	6,488
Change in fair value of contingent consideration liabilities (2)	73	151
Add:
Equity in earnings of unconsolidated subsidiaries	(362)	(1,908)
Gains on foreign exchange contracts - acquisition related (3)	18,342	—
EBITDA	$239,707	$212,768
Depreciation and amortization - cost of goods sold	1,478	1,216
Depreciation and amortization	31,688	29,453
Interest expense, net	14,592	14,906
Loss on debt extinguishment	26,650	—
Provision for income taxes	57,567	60,098
Net income	$107,732	$107,095

(1) See Note 4, "Restructuring and Acquisition Related Expenses," for further information.
(2) See Note 10, "Fair Value Measurements," for further information on our contingent consideration liabilities.
(3) Reflects gain on foreign currency forwards used to fix the Euro purchase price of Rhiag.

The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Capital Expenditures
North America	$22,783	$15,403
Europe	19,107	7,869
Specialty	8,503	2,824
	$50,393	$26,096

The following table presents assets by reportable segment (in thousands):

	March 31,	December 31,
	2016	2015
Receivables, net
North America	$338,326	$314,743
Europe (1)	440,650	215,710
Specialty	103,606	59,707
Total receivables, net	882,582	590,160
Inventory
North America	822,103	847,787
Europe (1)	641,288	427,323
Specialty	319,406	281,442
Total inventory	1,782,797	1,556,552
Property and Equipment, net
North America	477,019	467,961
Europe (1)	222,976	175,455
Specialty	58,646	53,151
Total property and equipment, net	758,641	696,567
Other unallocated assets	3,932,837	2,804,558
Total assets	$7,356,857	$5,647,837
(1) The increase in Europe assets primarily relates to the Rhiag acquisition (see "Note 2, "Business Combinations" for further detail).
We report net receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and deferred income taxes.
The majority of our operations are conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, France, Sweden, and Norway. As part of the Rhiag acquisition we expanded our operations into Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue
United States	$1,284,967	$1,194,944
United Kingdom	349,676	343,607
Other countries	286,833	235,361
	$1,921,476	$1,773,912

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2016	2015
Long-lived Assets
United States	$506,481	$493,300
United Kingdom	149,104	138,546
Other countries	103,056	64,721
	$758,641	$696,567

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Aftermarket, other new and refurbished products	$1,387,736	$1,246,471
Recycled, remanufactured and related products and services	430,589	398,445
Other	103,151	128,996
	$1,921,476	$1,773,912
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
LKQ Corporation (the "Parent") issued, and the Guarantors have fully and unconditionally guaranteed, jointly and severally, the Notes due on May 15, 2023. A Guarantor's guarantee will be unconditionally and automatically released and discharged upon the occurrence of any of the following events: (i) a transfer (including as a result of consolidation or merger) by the Guarantor to any person that is not a Guarantor of all or substantially all assets and properties of such Guarantor, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the Notes; (ii) a transfer (including as a result of consolidation or merger) to any person that is not a Guarantor of the equity interests of a Guarantor or issuance by a Guarantor of its equity interests such that the Guarantor ceases to be a subsidiary, as defined in the Indenture, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the Notes; (iii) the release of the Guarantor from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the Notes; and (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, as defined in the Indenture.
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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$43,999	$13,907	$171,314	$—	$229,220
Receivables, net	345	272,075	610,162	—	882,582
Intercompany receivables, net	2,695	—	5,585	(8,280)	—
Inventory	—	1,067,784	715,013	—	1,782,797
Prepaid expenses and other current assets	1,283	44,324	53,681	—	99,288
Total Current Assets	48,322	1,398,090	1,555,755	(8,280)	2,993,887
Property and Equipment, net	304	507,853	250,484	—	758,641
Intangible Assets:
Goodwill	—	1,640,904	1,434,389	—	3,075,293
Other intangibles, net	—	136,639	311,091	—	447,730
Investment in Subsidiaries	4,200,443	293,960	—	(4,494,403)	—
Intercompany Notes Receivable	611,585	32,158	—	(643,743)	—
Other Assets	39,104	27,306	20,568	(5,672)	81,306
Total Assets	$4,899,758	$4,036,910	$3,572,287	$(5,152,098)	$7,356,857
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,482	$253,466	341,878	$—	$597,826
Intercompany payables, net	—	5,585	2,695	(8,280)	—
Accrued expenses:
Accrued payroll-related liabilities	3,269	24,875	50,315	—	78,459
Other accrued expenses	15,885	77,709	139,694	—	233,288
Other current liabilities	23,464	16,802	24,206	—	64,472
Current portion of long-term obligations	16,284	1,540	57,541	—	75,365
Total Current Liabilities	61,384	379,977	616,329	(8,280)	1,049,410
Long-Term Obligations, Excluding Current Portion	1,567,271	6,425	1,169,501	—	2,743,197
Intercompany Notes Payable	—	595,382	48,361	(643,743)	—
Deferred Income Taxes	—	113,789	71,287	(5,672)	179,404
Other Noncurrent Liabilities	36,694	73,953	39,790	—	150,437
Stockholders’ Equity	3,234,409	2,867,384	1,627,019	(4,494,403)	3,234,409
Total Liabilities and Stockholders' Equity	$4,899,758	$4,036,910	$3,572,287	$(5,152,098)	$7,356,857

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$17,616	$13,432	$56,349	$—	$87,397
Receivables, net	—	214,502	375,658	—	590,160
Intercompany receivables, net	3	—	13,544	(13,547)	—
Inventory	—	1,060,834	495,718	—	1,556,552
Prepaid expenses and other current assets	15,254	44,810	46,539	—	106,603
Total Current Assets	32,873	1,333,578	987,808	(13,547)	2,340,712
Property and Equipment, net	339	494,658	201,570	—	696,567
Intangible Assets:
Goodwill	—	1,640,745	678,501	—	2,319,246
Other intangibles, net	—	141,537	73,580	—	215,117
Investment in Subsidiaries	3,456,837	285,284	—	(3,742,121)	—
Intercompany Notes Receivable	630,717	61,764	—	(692,481)	—
Other Assets	35,649	28,184	18,218	(5,856)	76,195
Total Assets	$4,156,415	$3,985,750	$1,959,677	$(4,454,005)	$5,647,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$681	$229,519	$185,388	$—	$415,588
Intercompany payables, net	—	13,544	3	(13,547)	—
Accrued expenses:
Accrued payroll-related liabilities	4,395	48,698	33,434	—	86,527
Other accrued expenses	5,399	80,886	75,940	—	162,225
Other current liabilities	284	15,953	15,359	—	31,596
Current portion of long-term obligations	21,041	1,425	33,568	—	56,034
Total Current Liabilities	31,800	390,025	343,692	(13,547)	751,970
Long-Term Obligations, Excluding Current Portion	976,353	7,487	544,828	—	1,528,668
Intercompany Notes Payable	—	615,488	76,993	(692,481)	—
Deferred Income Taxes	—	113,905	19,190	(5,856)	127,239
Other Noncurrent Liabilities	33,580	70,109	21,589	—	125,278
Stockholders’ Equity	3,114,682	2,788,736	953,385	(3,742,121)	3,114,682
Total Liabilities and Stockholders’ Equity	$4,156,415	$3,985,750	$1,959,677	$(4,454,005)	$5,647,837

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,318,167	$635,637	$(32,328)	$1,921,476
Cost of goods sold	—	795,240	398,127	(32,328)	1,161,039
Gross margin	—	522,927	237,510	—	760,437
Facility and warehouse expenses	—	115,210	42,395	—	157,605
Distribution expenses	—	104,154	48,189	—	152,343
Selling, general and administrative expenses	10,379	126,668	81,271	—	218,318
Restructuring and acquisition related expenses	—	4,036	10,775	—	14,811
Depreciation and amortization	36	20,544	11,108	—	31,688
Operating (loss) income	(10,415)	152,315	43,772	—	185,672
Other expense (income):
Interest expense, net	12,117	143	2,332	—	14,592
Intercompany interest (income) expense, net	(10,677)	6,590	4,087	—	—
Loss on debt extinguishment	2,894	—	23,756	—	26,650
Change in fair value of contingent consideration liabilities	—	34	39	—	73
Gains on foreign exchange contracts - acquisition related	(18,342)	—	—	—	(18,342)
Other income, net	(111)	(2,834)	(17)	—	(2,962)
Total other (income) expense, net	(14,119)	3,933	30,197	—	20,011
Income before provision for income taxes	3,704	148,382	13,575	—	165,661
Provision for income taxes	1,423	53,445	2,699	—	57,567
Equity in earnings of unconsolidated subsidiaries	(795)	5	428	—	(362)
Equity in earnings of subsidiaries	106,246	11,942	—	(118,188)	—
Net income	$107,732	$106,884	$11,304	$(118,188)	$107,732

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,225,908	$582,943	$(34,939)	$1,773,912
Cost of goods sold	—	740,803	368,569	(34,939)	1,074,433
Gross margin	—	485,105	214,374	—	699,479
Facility and warehouse expenses	—	97,761	34,896	—	132,657
Distribution expenses	—	95,992	45,722	—	141,714
Selling, general and administrative expenses	7,631	121,662	73,948	—	203,241
Restructuring and acquisition related expenses	—	6,060	428	—	6,488
Depreciation and amortization	40	19,891	9,522	—	29,453
Operating (loss) income	(7,671)	143,739	49,858	—	185,926
Other expense (income):
Interest expense, net	12,314	43	2,549	—	14,906
Intercompany interest (income) expense, net	(10,823)	7,259	3,564	—	—
Change in fair value of contingent consideration liabilities	—	55	96	—	151
Other expense (income), net	25	(1,790)	3,533	—	1,768
Total other expense, net	1,516	5,567	9,742	—	16,825
(Loss) income before (benefit) provision for income taxes	(9,187)	138,172	40,116	—	169,101
(Benefit) provision for income taxes	(3,755)	55,777	8,076	—	60,098
Equity in earnings of unconsolidated subsidiaries	—	11	(1,919)	—	(1,908)
Equity in earnings of subsidiaries	112,527	7,260	—	(119,787)	—
Net income	$107,095	$89,666	$30,121	$(119,787)	$107,095

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$107,732	$106,884	$11,304	$(118,188)	$107,732
Other comprehensive income (loss):
Foreign currency translation	140	(2,855)	(3,039)	5,894	140
Net change in unrecognized gains/losses on derivative instruments, net of tax	432	—	96	(96)	432
Net change in unrealized gains/losses on pension plan, net of tax	147	—	147	(147)	147
Total other comprehensive income (loss)	719	(2,855)	(2,796)	5,651	719
Total comprehensive income	$108,451	$104,029	$8,508	$(112,537)	$108,451

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$107,095	$89,666	$30,121	$(119,787)	$107,095
Other comprehensive (loss) income:
Foreign currency translation	(54,810)	(14,372)	(52,799)	67,171	(54,810)
Net change in unrecognized gains/losses on derivative instruments, net of tax	283	—	(62)	62	283
Change in unrealized gain on pension plan, net of tax	128	—	128	(128)	128
Total other comprehensive loss	(54,399)	(14,372)	(52,733)	67,105	(54,399)
Total comprehensive income (loss)	$52,696	$75,294	$(22,612)	$(52,682)	$52,696

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$65,092	$77,907	$13,437	$(26,229)	$130,207
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(29,710)	(20,683)	—	(50,393)
Investment and intercompany note activity with subsidiaries	(646,019)	—	—	646,019	—
Acquisitions, net of cash acquired	—	—	(603,735)	—	(603,735)
Proceeds from foreign exchange contracts	18,342	—	—	—	18,342
Other investing activities, net	—	188	10,574	—	10,762
Net cash used in investing activities	(627,677)	(29,522)	(613,844)	646,019	(625,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,202	—	—	—	3,202
Excess tax benefit from stock-based payments	4,637	—	—	—	4,637
Taxes paid related to net share settlements of stock-based compensation awards	(2,281)	—	—	—	(2,281)
Debt issuance costs	(5,907)	—	—	—	(5,907)
Borrowings under revolving credit facilities	544,000	—	599,217	—	1,143,217
Repayments under revolving credit facilities	(44,000)	—	(301,609)	—	(345,609)
Borrowings under term loans	89,317	—	249,161	—	338,478
Borrowings under receivables securitization facility	—	—	97,000	—	97,000
Repayments under receivables securitization facility	—	—	(63,000)	—	(63,000)
(Repayments) borrowings of other debt, net	—	(946)	13,796	—	12,850
Repayment of Rhiag debt and related payments	—	—	(543,347)	—	(543,347)
Payments of other obligations	—	(1,437)	—	—	(1,437)
Investment and intercompany note activity with parent	—	(20,106)	666,125	(646,019)	—
Dividends	—	(25,069)	(1,160)	26,229	—
Net cash provided by (used in) financing activities	588,968	(47,558)	716,183	(619,790)	637,803
Effect of exchange rate changes on cash and equivalents	—	(352)	(811)	—	(1,163)
Net increase in cash and equivalents	26,383	475	114,965	—	141,823
Cash and equivalents, beginning of period	17,616	13,432	56,349	—	87,397
Cash and equivalents, end of period	$43,999	$13,907	$171,314	$—	$229,220

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$110,976	$105,119	$33,305	$(69,255)	$180,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(17,731)	(8,361)	—	(26,096)
Investment and intercompany note activity with subsidiaries	18,167	—	—	(18,167)	—
Acquisitions, net of cash acquired	—	(764)	(100)	—	(864)
Other investing activities, net	—	74	(7,390)	—	(7,316)
Net cash provided by (used in) investing activities	18,163	(18,421)	(15,851)	(18,167)	(34,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,318	—	—	—	1,318
Excess tax benefit from stock-based payments	5,201	—	—	—	5,201
Taxes paid related to net share settlements of stock-based compensation awards	(5,243)	—	—	—	(5,243)
Borrowings under revolving credit facilities	38,000	—	47,030	—	85,030
Repayments under revolving credit facilities	(118,000)	—	(37,073)	—	(155,073)
Borrowings under term loans	—	—	—	—	—
Repayments under term loans	(5,625)	—	—	—	(5,625)
Borrowings under receivables securitization facility	—	—	2,100	—	2,100
Repayments of other debt, net	(44)	(504)	(6,028)	—	(6,576)
Payments of other obligations	—	(1,544)	—	—	(1,544)
Investment and intercompany note activity with parent	—	(18,779)	612	18,167	—
Dividends	—	(69,255)	—	69,255	—
Net cash (used in) provided by financing activities	(84,393)	(90,082)	6,641	87,422	(80,412)
Effect of exchange rate changes on cash and equivalents	—	169	(4,739)	—	(4,570)
Net increase (decrease) in cash and equivalents	44,746	(3,215)	19,356	—	60,887
Cash and equivalents, beginning of period	14,930	32,103	67,572	—	114,605
Cash and equivalents, end of period	$59,676	$28,888	$86,928	$—	$175,492

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our 2015 Annual Report on Form 10-K, filed with the SEC on February 25, 2016, as supplemented in subsequent filings, including this Quarterly Report on Form 10-Q.
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
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic and Switzerland in continental Europe. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S and Canada.
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
On March 18, 2016, LKQ and its wholly-owned subsidiary LKQ Italia S.r.l. acquired Rhiag-Inter Auto Parts Italia S.p.A. ("Rhiag"), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. This acquisition expands LKQ's geographic presence in continental Europe, and we believe the acquisition will create potential purchasing synergies. In addition to our acquisition of Rhiag, we acquired a wholesale business in Europe during the three months ended March 31, 2016.

On April 21, 2016, LKQ acquired Pittsburgh Glass Works LLC (“PGW”), a leading global distributor and manufacturer of automotive glass products. PGW’s business comprises wholesale and retail distribution services, automotive glass manufacturing, and retailer alliance partnerships. The acquisition will expand our addressable market in North America and globally. Additionally, we believe the acquisition will create potential distribution synergies with our existing network.
During the year ended December 31, 2015, we completed 18 acquisitions, including 4 wholesale businesses in North America and 12 wholesale businesses in Europe, a self service retail operation, and a specialty vehicle aftermarket business. Our wholesale business acquisitions in North America included PartsChannel, Inc. ("Parts Channel"), an aftermarket collision parts distributor. The specialty aftermarket business acquired was The Coast Distribution System, Inc. ("Coast"), a supplier of replacement parts, supplies and accessories for the RV and outdoor recreation markets. Our European acquisitions included 11 aftermarket parts distribution businesses in the Netherlands, 9 of which were former customers of and distributors for our Netherlands subsidiary, Sator, and were acquired with the objective of expanding our distribution network in the Netherlands. Our other acquisitions completed in 2015 enabled us to expand our geographic presence.
See Note 2, "Business Combinations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our acquisitions.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. Our service revenue is generated primarily from the sale of extended warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. During the three months ended March 31, 2016, parts and services revenue represented approximately 95% of our consolidated revenue.
The majority of our parts and services revenue is generated from the sale of vehicle replacement products to collision and mechanical repair shops. In North America, our vehicle replacement products include sheet metal crash parts such as doors, hoods, and fenders; bumper covers; mirrors and grills; head and tail lamps; wheels; and large mechanical items such as engines and transmissions. In Europe, our products include a wide variety of small mechanical products such as filters, belts and hoses, spark plugs, alternators and water pumps, batteries, suspension and brake parts, clutches, and oil and lubricants. The demand for these products is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, seasonal weather patterns and local weather conditions and the availability and pricing of new OEM parts. With respect to collision related products, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our vehicle replacement products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of products for our customers when we perform these services for insurance carriers. There is no standard price for many of our vehicle replacement products, but rather a pricing structure that varies from day to day based upon such factors as product availability, quality, demand, new OEM product prices, the age and mileage of the vehicle from which a recycled part was obtained, competitor pricing and our product cost.
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
For the three months ended March 31, 2016, revenue from other sources represented approximately 5% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers (including cores), and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on February 25, 2016, includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the three months ended March 31, 2016. However, we have evaluated our goodwill for impairment as of an interim date as described below.
Goodwill Impairment
We are required to test our goodwill for impairment at least annually or whenever events or circumstances indicate that impairment may have occurred. In 2015, we performed the step one goodwill impairment test for our Self Service reporting unit; the results of our analysis indicated that the fair value of the Self Service reporting unit exceeded its carrying value by approximately 11%. In 2016, we will continue to monitor the performance of our Self Service reporting unit as changes to our forecasts may result in the determination that an impairment adjustment is required. As of the quarter ended March 31, 2016, the forecasts utilized in our 2015 Self Service annual impairment test remain unchanged.
Recently Issued Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.
Financial Information by Geographic Area
See Note 13, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of goods sold	60.4%	60.6%
Gross margin	39.6%	39.4%
Facility and warehouse expenses	8.2%	7.5%
Distribution expenses	7.9%	8.0%
Selling, general and administrative expenses	11.4%	11.5%
Restructuring and acquisition related expenses	0.8%	0.4%
Depreciation and amortization	1.6%	1.7%
Operating income	9.7%	10.5%
Other expense, net	1.0%	0.9%
Income before provision for income taxes	8.6%	9.5%
Provision for income taxes	3.0%	3.4%
Equity in earnings of unconsolidated subsidiaries	(0.0)%	(0.1)%
Net income	5.6%	6.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	March 31,		Percentage Change in Revenue
	2016	2015	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$1,818,325	$1,644,916	6.3%	6.0%	(1.8)%	10.5%
Other revenue	103,151	128,996	(25.1)%	5.3%	(0.2)%	(20.0)%
Total revenue	$1,921,476	$1,773,912	4.1%	6.0%	(1.7)%	8.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 10.5% represents increases of 7.3% in North America, 12.3% in Europe, and 19.5% in Specialty. The decline in other revenue of 20.0% primarily reflects the decline in the price of scrap steel and other metals. Refer to the discussion of our segment results of operations for factors contributing to revenue changes during the first quarter of 2016 compared to the prior year.
Cost of Goods Sold. Cost of goods sold decreased to 60.4% of revenue in the first quarter of 2016 from 60.6% of revenue in the comparable prior year quarter. The change in cost of goods sold of 0.2% as a percentage of revenue represents a 0.3% decrease attributable to our Europe segment and a 0.1% decrease attributable to North America, offset by a 0.2% negative mix effect as a result of generating more revenue in our Specialty segment, which has lower gross margins than our North America and Europe segments. The decrease in cost of goods sold as a percentage of revenue in our Europe operations reflects gross margin improvement in our U.K. and Benelux operations, partially offset by lower gross margins from our Rhiag acquisition. The decrease in cost of goods sold as a percentage of revenue in North America was primarily due to improvements in self service gross margins partially offset by a decline in salvage gross margins. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended March 31, 2016 increased to 8.2% from 7.5% in the same period of 2015. Compared to the prior year first quarter, we experienced a 0.2% negative impact on operating leverage due to a decrease in other revenue, primarily as a result of declining prices for scrap steel and other metals. The change in facilities and warehouse expense also reflects (i) a 0.3% increase as a percentage of revenue in our North America operations primarily as a result of a realignment of plant manager responsibilities, which shifted these expenses from selling, general and administrative expenses to facility and warehouse expenses during the first quarter of 2016 and (ii) a 0.2% increase as a percentage of revenue in our Europe operations for branch openings and the addition of facility costs for the new Tamworth, England distribution center.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 7.9% in the first quarter of 2016 from 8.0% in the comparable prior year quarter. The decline in scrap steel and other metal prices during the first quarter of 2016 compared to the prior year period resulted in an unfavorable impact of 0.2% on distribution expenses as a percentage of revenue. Offsetting this impact was a 0.3% improvement in distribution expenses as a percentage of revenue primarily resulting from favorable fuel prices across all of our segments.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended March 31, 2016 decreased to 11.4% of revenue from 11.5% of revenue in the prior year first quarter. The decline in prices of scrap steel and other metals discussed above had a 0.2% negative impact on selling, general and administrative expenses as a percentage of revenue during the first quarter of 2016 compared to the prior year period. Offsetting this unfavorable impact were favorable impacts within selling, general and administrative expenses including (i) a 0.2% improvement as a percentage of revenue in our Specialty segment due to realization of integration synergies and a decline in advertising program expenses, and (ii) a favorable impact of 0.2% within North America resulting from the realignment of plant manager responsibilities, which shifted these expenses from selling, general and administrative expenses to facility and warehouse expenses as described above.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016		2015		Change
Restructuring expenses	$2,136	(1)	$5,964	(2)	$(3,828)
Acquisition related expenses	12,675	(3)	524	(4)	12,151
Total restructuring and acquisition related expenses	$14,811		$6,488		$8,323

(1)
Restructuring expenses of $1.4 million and $0.7 million for the quarter ended March 31, 2016 were primarily related to the integration of acquired businesses in our Specialty and North America segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Restructuring expense for the quarter ended March 31, 2015 included $5.9 million of expense related to the integration of acquired businesses in our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees.

(3)
Acquisition related expenses for the quarter ended March 31, 2016 included $10.7 million for our acquisition of Rhiag, $1.8 million for the acquisition of PGW, and $0.2 million of external costs related to other potential acquisitions.

(4)	Acquisition related expenses for the first quarter of 2015 included $0.4 million and $0.1 million of external costs related to our acquisitions in our Europe and North America segments, respectively.
See Note 4, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Depreciation	$22,787	$21,182	$1,605	(1)
Amortization	8,901	8,271	630	(2)
Total depreciation and amortization	$31,688	$29,453	$2,235

(1)
The increase in depreciation expense was a result of increased levels of property and equipment to support our acquisition and organic related growth, partially offset by a decline of $0.4 million attributable to the impact of foreign exchange rates.

(2)
The increase in amortization expense reflects net increases in amortization expense for intangibles recorded related to our 2015 and 2016 acquisitions partially offset by $0.1 million decline due to foreign exchange rates.

Other Expense, Net. The following table summarizes the components of the quarter-over-quarter increase in other expense, net (in thousands):

Other expense, net for the three months ended March 31, 2015	$16,825
(Decrease) increase due to:
Interest expense, net	(314)
Loss on debt extinguishment	26,650	(1)
Change in fair value of contingent consideration liabilities	(78)
Gains on foreign exchange contracts - acquisition related	(18,342)	(2)
Other income, net	(4,730)	(3)
Net increase	3,186
Other expense, net for the three months ended March 31, 2016	$20,011

(1)
During the first quarter of 2016, we incurred a $23.8 million loss on debt extinguishment as a result of our early payment of Rhiag debt assumed as part of the acquisition, and we incurred a $2.9 million loss on debt extinguishment as a result of our January 2016 amendment to our senior secured credit agreement.

(2)
In March 2016, we entered into foreign currency forward contracts to acquire a total of €588 million used to fund the purchase price of the Rhiag acquisition. The rates under the foreign currency forwards were favorable to the spot rate on March 17, 2016, and as a result, these derivative contracts generated a gain of $18.3 million.

(3)
The change in Other income, net primarily reflects the impact of foreign currency transaction gains and losses, which was a net $3.9 million favorable impact compared to the prior year period. This impact includes unrealized and realized gains and losses on foreign currency transactions and unrealized mark-to-market gains and losses on foreign currency forward contracts used to hedge the purchase of inventory in our U.K. operations.

Provision for Income Taxes. Our effective income tax rate was 34.8% for the three months ended March 31, 2016, compared to 35.5% for the three months ended March 31, 2015. The lower effective income tax rate for the three months ended March 31, 2016 reflects our expected geographic distribution of income, with a slightly larger proportion of our pre-tax income expected to be earned in the typically lower tax rate international jurisdictions. In addition, the tax provision for the first quarter of 2015 included unfavorable discrete items of $0.7 million primarily attributable to U.S. state deferred tax adjustments; discrete items for the three months ended March 31, 2016 were immaterial.
Equity in Earnings of Unconsolidated Subsidiaries. In February 2016, we divested our interest in ACM Parts. Income from our other equity method investments in the quarter was nominal.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the first quarter of 2015, the pound sterling, euro and Canadian dollar rates used to translate the 2016 statements of income declined by 5.5%, 2.2%, and 9.7%. The translation effect of the decline of these currencies against the U.S. dollar and realized and unrealized currency losses for the year resulted in less than a penny negative effect on diluted earnings per share relative to the prior year.
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
We evaluate growth and profitability in our operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our growth and profitability, consistent with how we evaluate our performance. Constant currency Segment EBITDA results are calculated by translating prior year Segment EBITDA in local currency using the current year's currency conversion rate. This non-GAAP measure has important limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Our use of this term may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	% of Total Segment Revenue	2015	% of Total Segment Revenue
Third Party Revenue
North America	$1,087,363		$1,046,079
Europe	546,751		487,346
Specialty	287,362		240,487
Total third party revenue	$1,921,476		$1,773,912
Total Revenue
North America	$1,087,577		$1,046,173
Europe	546,761		487,346
Specialty	288,313		241,222
Eliminations	(1,175)		(829)
Total revenue	$1,921,476		$1,773,912
Segment EBITDA
North America	$147,375	13.6%	$149,388	14.3%
Europe	57,498	10.5%	46,523	9.5%
Specialty	31,738	11.0%	25,404	10.5%
Total Segment EBITDA	$236,611	12.3%	$221,315	12.5%
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. Segment EBITDA is calculated as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA. See Note 13, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to Net Income.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
North America	2016	2015	Organic		Acquisition (3)	Foreign Exchange (4)	Total Change
Parts & services revenue	$985,256	$918,333	4.9%	(1)	3.1%	(0.7)%	7.3%
Other revenue	102,107	127,746	(25.1)%	(2)	5.2%	(0.2)%	(20.1)%
Total third party revenue	$1,087,363	$1,046,079	1.2%		3.4%	(0.6)%	3.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Approximately 60% of our organic growth in parts and services revenue was attributable to increased sales volumes in our wholesale operations resulting from improved fill rates and in-stock rates, as well as increased purchasing levels, which contributed to a greater volume of parts available for sale. The remainder of our organic growth in parts and services revenue was primarily due to increased prices in our salvage operations as a result of shifting our salvage vehicle purchasing to higher quality vehicles, which increased the average revenue per part sold. Organic revenue growth in parts and services was negatively affected by milder winter weather conditions in North America in the first quarter of 2016.

(2)
The $26 million decline in other revenue primarily consisted of a $32 million organic decline in other revenue, partially offset by $7 million of acquisition related growth. Lower prices received from the sale of scrap and other metals resulted in a $39 million organic decline in other revenue. This was primarily due to lower prices from the sale of crushed auto bodies, which fluctuate based on steel prices. Partially offsetting this unfavorable price impact was a favorable volume impact, primarily due to more vehicles being processed relative to the prior year period.

(3)
The acquired revenue growth reflects the impact of four wholesale businesses and one self service retail operation acquired since the beginning of 2015 up to the one year anniversary of the acquisition date.

(4)
Compared to the prior year, exchange rates reduced our revenue growth by 0.6%, primarily due to the strengthening of the U.S. dollar against the Canadian dollar in the first quarter 2016 compared to the prior year first quarter.

Segment EBITDA. Segment EBITDA decreased $2.0 million, or 1.3%, in the first quarter of 2016 compared to the prior year first quarter. The decline in scrap steel prices as described in the revenue section above had a negative impact of $1.8 million on North America Segment EBITDA and less than half a penny negative effect on diluted earnings per share during the first quarter of 2016 based on the fluctuation in scrap steel prices from the purchase date of the car to the scrap date. The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2015	14.3%
Increase (decrease) due to:
Change in gross margin	0.1%	(1)
Change in segment operating expenses	(1.0)%	(2)
Change in other expense, net	0.2%
Segment EBITDA for the three months ended March 31, 2016	13.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflects a 0.5% favorable impact from our self service operations, partially offset by an unfavorable impact of 0.4% from our salvage operations. Gross margins at our self service operations have improved as a result of the continued effort to reduce car costs to offset the loss in scrap and other metal revenue. Salvage gross margins fell as we continued to implement our strategy of purchasing higher quality vehicles, as these higher quality vehicles generate higher parts revenue and gross margin dollars, but lower gross margin percent.

(2)
The decline in Segment EBITDA margin related to operating expenses was primarily the result of a 1.1% negative impact on operating leverage caused by the decrease in other revenue related to the declining prices of scrap steel and other metals. In periods of falling scrap revenue, we do not experience a commensurate decline in operating expenses, as we have few variable costs associated with the sale of scrap and other metals. This increase in segment operating expenses as a percentage of revenue was partially offset by a 0.2% improvement in fuel costs as a percentage of revenue.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Europe	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$545,707	$486,096	6.9%	9.9%	(4.5)%	12.3%
Other revenue	1,044	1,250	(22.4)%	10.3%	(4.4)%	(16.4)%
Total third party revenue	$546,751	$487,346	6.7%	10.0%	(4.5)%	12.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 7.4%, while in our Benelux region operations, parts and services revenue grew organically by 6.2%. Our organic revenue growth in the U.K. operations, which primarily resulted from higher sales volumes, was composed of a 5.8% increase in revenue from stores open more than 12 months and a 1.5% increase from revenue generated by 11 branch openings since the beginning of the prior year through the one year anniversary of their respective opening dates. Organic revenue growth in parts and services in our U.K. operations was negatively affected by milder winter weather conditions in the U.K. in the first quarter of 2016. Organic revenue growth in our Benelux operations was primarily due to higher sales volumes as a result of the introduction of new product lines and, to a lesser extent, growth in our French and Belgian markets.

(2)
Acquisition related growth for the first quarter of 2016 includes $33.7 million from our acquisition of Rhiag, with the remainder from revenue generated between January 1, 2016 and the one year anniversary of acquisition related to 11 distribution companies in the Netherlands and two salvage businesses in Sweden that were acquired since the beginning of 2015.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $21.9 million, or 4.5%, primarily due to the strengthening of the U.S. dollar against both the pound sterling and euro relative to the first quarter of 2015.

Segment EBITDA. Segment EBITDA increased $11.0 million, or 23.6%, in the first quarter of 2016 compared to the prior year first quarter. Our Europe Segment EBITDA includes a negative year over year impact of $2.3 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2015. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $13.3 million, or 28.6%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended March 31, 2016. The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2015	9.5%
Increase/ (decrease) due to:
Change in gross margin	1.1%	(1)
Change in segment operating expenses	(0.7)%	(2)
Change in other expense, net	0.5%	(3)
Segment EBITDA for the three months ended March 31, 2016	10.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin of 1.1% reflects improvement of 0.6% related to our U.K. operations, primarily as a result of a reduction in product costs and an increase in supplier rebates, and 0.7% related to our Benelux operations primarily as a result of internalizing incremental gross margin from our 2015 acquisitions of 11 Netherlands distributors and the introduction of new product lines with higher margins than our existing product line sales. The increase in gross margin from our U.K. and Benelux operations was partially offset by a 0.2% decline in gross margin due to the acquisition of Rhiag, which has lower gross margins than our other Europe operations.

(2)
The increase in segment operating expenses as percentage of revenue reflects (i) an increase in facility and warehouse expenses of 0.8% primarily from our U.K. operations due to increases from opening seven new branches and four new hubs since the prior year first quarter as well as the addition of facility costs for the new Tamworth distribution facility, and (ii) a 0.2% increase in selling, general and administrative expenses primarily related to higher advertising costs to support our e-commerce business. Partially offsetting these increases was a benefit of 0.2% from the acquisition of Rhiag, which has lower operating expenses as a percentage of revenue than our existing Europe operations.

(3)	The 0.5% decrease in other expense, net is a result of gains on foreign currency forward contracts used to manage the foreign currency exposure on inventory purchases in our U.K. operations.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Specialty	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$287,362	$240,487	10.8%	9.4%	(0.8)%	19.5%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$287,362	$240,487	10.8%	9.4%	(0.8)%	19.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts and services revenue reflects an increase in service levels in various regions of North America as we add delivery capacity to our integrated distribution network to allow us to realize synergies associated with the integration of Coast. In addition, we continue to see growth from favorable macro trends and economic conditions, which has increased consumer discretionary spending on automotive and RV parts and accessories, as well as a boost from milder winter weather in 2016.

(2)	Acquisition related growth reflects the impact of the acquisition of Coast on August 19, 2015.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by 0.8%, primarily due to the strengthening of the U.S. dollar against the Canadian dollar in the first quarter 2016 compared to the prior year first quarter.

Segment EBITDA. Segment EBITDA increased $6.3 million, or 24.9%, in the first quarter of 2016 compared to the prior year first quarter. The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2015	10.5%
Increase due to:
Change in gross margin	0.2%	(1)
Change in segment operating expenses	0.2%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended March 31, 2016	11.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflects (i) a 0.4% decrease in inventory costs, which were higher in the prior year as a result of acquisition integration activities, (ii) a 0.2% favorable mix effect resulting from a shift toward higher margin products, particularly truck and off road products, partially offset by (iii) a 0.3% net negative impact from the timing of recognizing certain credits in comparison to the prior year quarter.

(2)
Reflects a 1.0% reduction in selling, general and administrative expenses as a percentage of revenue primarily related to the 0.5% decline in personnel costs for the realization of integration synergies and a 0.3% decline in advertising program expenses. These positive effects were partially offset by (i) an increase in facilities and warehouse expense of 0.7% from the addition of two distribution facilities in late 2015 and the higher cost of Coast facilities in comparison to our existing business and (ii) an increase in distribution expense of 0.2% primarily related to higher freight costs for shipment from Coast warehouses, which continue to be shipped via third party carriers instead of through our distribution network as integration continues.

2016 Outlook
We estimate that full year 2016 adjusted net income and adjusted diluted earnings per share, excluding the impact of any restructuring and acquisition related expenses, amortization expense related to acquired intangibles, any gains or losses related to acquisitions or divestitures (including changes in the fair value of contingent consideration liabilities) and loss on debt extinguishment, will be in the range of $545 million to $575 million and $1.76 to $1.86, respectively.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	March 31, 2016	December 31, 2015	March 31, 2015
Cash and equivalents	$229,220	$87,397	$175,492
Total debt(1)	2,836,700	1,599,695	1,734,635
Net debt (total debt less cash and equivalents)	2,607,480	1,512,298	1,559,143
Current maturities	76,405	57,494	62,303
Capacity under credit facilities (2)	2,547,000	1,947,000	1,947,000
Availability under credit facilities (2)	1,092,589	1,337,653	1,231,500
Total liquidity (cash and equivalents plus availability under credit facilities)	1,321,809	1,425,050	1,406,992
(1) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $18.1 million, $15.0 million, and $17.5 million as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively).
(2) Includes our revolving credit facilities, our receivables securitization facility, and letters of credit.
We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions or paying down outstanding debt. As we have pursued acquisitions as part of our growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including our January 2016 amendment to our senior secured credit facilities, our receivables securitization facility and the issuance of €500 million of senior notes in April 2016 by LKQ Italia Bondco S.p.A., an indirect, wholly-owned subsidiary of LKQ Corporation.
As of March 31, 2016, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2021, composed of a term loan of $500 million and a €230 million term loan ($762 million of term loans outstanding at March 31, 2016) and $2.45 billion in revolving credit ($1.29 billion outstanding at March 31, 2016), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts)

•	Senior notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Receivables securitization facility with availability up to $97 million ($97 million outstanding as of March 31, 2016), maturing in October 2017 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as our January 2016 amendment to our senior secured credit facilities and the issuance of €500 million of senior notes in April 2016. The Rhiag acquisition was the catalyst for the April 2016 issuance of €500 million of senior notes. Given that Rhiag is a long term asset, we considered alternative financing options and decided to fund a portion of this acquisition through the issuance of long term notes. Additionally, the interest rates on Rhiag's acquired debt ranged between 6.45% and 7.25%. With the issuance of the €500 million of senior notes at a rate of 3.875%, we were able to replace Rhiag's borrowings with long term financing at favorable rates. This refinancing also provides financial flexibility to execute our long-term growth strategy by freeing up availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding.
As of March 31, 2016, we had approximately $1.1 billion available under our credit facilities. Combined with approximately $229 million of cash and equivalents at March 31, 2016, we had approximately $1.3 billion in available liquidity, a decrease of $103 million over our available liquidity as of December 31, 2015. In April 2016, we borrowed an additional $635 million on our revolver and used approximately $37.4 million of cash on hand in order to fund the purchase price of PGW. After giving effect to the Euro Notes issuance and borrowings to fund the PGW acquisition in April 2016, we had approximately $1.0 billion available under our credit facilities.
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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or CDOR, depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 9, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit facilities at March 31, 2016 was 2.0%. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 2.6% at March 31, 2016. The applicable margin rate on our credit facilities borrowings will increase from 150 to 175 basis points effective with the closing of the PGW acquisition.
Cash interest payments were $19.3 million for the three months ended March 31, 2016, which included $8.0 million of interest paid on Rhiag's acquired debt and payments totaling $4.9 million to settle the acquired Rhiag interest rate swap. These payments will increase by $14.2 million in the second quarter of 2016 as a result of our semi-annual interest payments in May and November related to our senior notes as well as for the interest incurred on the additional borrowings to fund the Rhiag and PGW acquisitions. We had outstanding credit agreement borrowings of $2.1 billion and $0.9 billion at March 31, 2016 and December 31, 2015, respectively. Of these amounts, $23.8 million and $22.5 million were classified as current maturities at March 31, 2016 and December 31, 2015 respectively. Under the terms of the January 2016 amendment, we have scheduled repayments of $3.1 million for the fiscal quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, and $6.2 million each fiscal quarter thereafter through the maturity of the USD term loan maturity in January 2021. We also have scheduled repayments of €1.4 million for the fiscal quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, and €2.9 million each fiscal quarter thereafter through the maturity of the Euro term loan in January 2021. We have no other significant principal payments on our credit facilities scheduled prior to the maturity of the receivables securitization program in October 2017. In addition to the repayments under our credit facilities, we will make payments on notes payable and other debt totaling $52.4 million in the next 12 months, the majority of which is for payments on notes payable issued in connection with acquisitions.
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of March 31, 2016.
As of March 31, 2016, the Company had cash of $229 million, of which $177 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resorting to repatriation of foreign earnings.
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
The following table sets forth a summary of our aftermarket inventory procurement for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
North America	$260,200	$232,000	$28,200	(1)
Europe	299,200	270,800	28,400	(2)
Specialty	262,300	187,600	74,700	(3)
Total	$821,700	$690,400	$131,300

(1)
In North America, inventory purchases increased in the first quarter of 2016 primarily as a result of our July 2015 acquisition of Parts Channel coupled with lower purchase levels in Q1 2015, due to accelerated purchases in the fourth quarter of 2014 in anticipation of potential labor issues at West Coast ports in the United States.

(2)
In our Europe segment, the increase in purchases was primarily due to our acquisition of Rhiag in March of 2016, which added incremental inventory purchases of $20.7 million. Purchases for our U.K. operations increased in the first quarter of 2016 compared to the prior period primarily as a result of opening four new hubs since the prior year first quarter. These increases were partially offset by the devaluation of the pound sterling and euro compared to the prior year period.

(3)
The increase in Specialty aftermarket purchases of $74.7 million in the first quarter of 2016 compared to the first quarter of 2015 was due to accelerated inventory purchases to stock two new distribution centers which opened during the first quarter of 2016. Our August 2015 acquisition of Coast also contributed to the increase in purchases compared to the prior year period.

The following table sets forth a summary of our global salvage and self service procurement for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015	% Change
North America Wholesale salvage cars and trucks	72	70	2.9%
Europe Wholesale salvage cars and trucks	6	6	—%
Self service and "crush only" cars	125	100	25.0%	(1)

(1)
Compared to the the prior year period, we increased our purchases of lower cost self service and "crush only" cars as prices for vehicles have come down in certain markets due to the decline in the prices of scrap and other metals, allowing us to purchase higher quality vehicles at favorable prices.

Net cash provided by operating activities totaled $130.2 million for the three months ended March 31, 2016, compared to $180.1 million during the three months ended March 31, 2015. During the first three months of 2016, our EBITDA, excluding $18.3 million in gains on foreign currency forwards that are reflected in investing activities, increased by $8.6 million compared to the first three months of 2015, due to both acquisition related growth and organic growth.
Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $38.9 million during the three months ended March 31, 2016, compared to a $7.3 million cash outflow during the comparable period in 2015. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year. Cash inflows related to inventory were $24.9 million lower in 2016 than the first quarter of 2015 when we experienced a larger than normal change, resulting from an acceleration of inventory purchases in the fourth quarter of 2014 in anticipation of port issues in the U.S. and the subsequent reduction of inventory levels in the first quarter of 2015. Cash outflows related to receivables were $16.0 million higher in 2016 than the first quarter of 2015. The increase in accounts receivable is primarily related to our Specialty operations, which experienced larger growth in receivables balances during the first quarter of 2016 than the prior year period from organic and acquisition revenue growth; the remaining increase related to our U.K. operations as a result of higher sales.
Other operating assets and liabilities represented a $25.5 million greater cash outflow in 2016 than the first quarter of 2015; the largest component of the change relates to the timing of payroll payments in North America, which represented a $19.7 million incremental outflow in 2016. We expect this timing difference to reverse over the remainder of the year as the number of work days to be accrued at December 31, 2016 will be similar to the 2015 amount. Cash paid for interest increased by $12.4 million in 2016 as a result of payments for interest on the assumed Rhiag debt upon redemption in addition to payments to terminate Rhiag interest rate swaps.
Net cash used in investing activities totaled $625.0 million for the three months ended March 31, 2016, compared to $34.3 million during the three months ended March 31, 2015. We invested $603.7 million of cash, net of cash acquired, in business acquisitions during the three months ended March 31, 2016, which included $601.4 million for our Rhiag acquisition, compared to $0.9 million for business acquisitions in the comparable period in 2015. Property and equipment purchases were $50.4 million in the three months ended March 31, 2016 compared to $26.1 million in the comparable period in 2015. In the first quarter of 2016, we entered into foreign currency contracts to fund the purchase price of the Rhiag acquisition, which generated $18.3 million of gains; we had no such contracts in the prior year period. During the three months ended March 31, 2016, cash provided by other investing activities, net was $10.8 million primarily from proceeds on the sale of our interest in our Australian joint venture.
Net cash provided by financing activities totaled $637.8 million for the three months ended March 31, 2016, compared to $80.4 million in net cash used by financing activities during the three months ended March 31, 2015. During the three months ended March 31, 2016, net borrowings under our credit facilities were $1.2 billion compared to net repayments of $73.6 million during the three months ended March 31, 2015. The increase in borrowings during the first quarter of 2016 is primarily the result of borrowings under our multi-currency revolving credit facility in order to fund the acquisition of Rhiag and repay $543.3 million of Rhiag acquired debt and debt related liabilities. Our January 2016 amendment of our credit facilities generated $338.5 million in additional term loan borrowings, a portion of which was used to repay outstanding revolver borrowings.
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
2016 Outlook
We estimate that our capital expenditures for 2016, excluding business acquisitions, will be between $200 million and $225 million. We expect to use these funds for the development of a new distribution center in the U.K., several major facility expansions, improvement of current facilities, real estate acquisitions and systems development projects. We anticipate that net cash provided by operating activities for 2016 will be between $575 million and $625 million.
Off-Balance Sheet Arrangements and Future Commitments
As of the quarter ended March 31, 2016, there was a material change to our outstanding contractual obligations table within our 2015 Annual Report on Form 10-K related to our acquisition of Rhiag. During the first quarter, we incurred an additional $1.2 billion of debt to finance the acquisition. See Note 8, "Long-Term Obligations” in Part I, Item 1 of this quarterly report on Form 10-Q for additional details. There were no other material changes to our outstanding contractual obligations table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facilities, where interest rates are tied to the prime rate, LIBOR or CDOR. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. Net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (Wells Fargo Bank, N.A., Bank of America, N.A., RBS Citizens, N.A., Fifth Third Bank and HSBC Bank USA, N.A.).
As of March 31, 2016, we held 12 interest rate swap contracts representing a total of $610 million of U.S. dollar-denominated notional amount debt, and £50 million of pound sterling-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2016 through January 2021.
In total, we had 27% of our variable rate debt under our credit facilities at fixed rates at March 31, 2016 compared to 29% at December 31, 2015. The fair market value of our swap contracts was a net liability of $0.7 million. The values of such contracts are subject to changes in interest rates.
At March 31, 2016, we had $1.6 billion of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $15.9 million over the next twelve months.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. source a portion of their inventory from Taiwan and from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. Our aftermarket operations in continental Europe source a portion of their inventory from the Czech Republic as well as Taiwan, resulting in exposure to changes in the relationship of the euro against the Czech koruna and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2016 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 33.1% of our revenue during the three months ended March 31, 2016. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 3% change in our consolidated revenue and operating income for the three months ended March 31, 2016.
Other than with respect to a portion of our foreign currency denominated inventory purchases in the U.K. and continental Europe, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of March 31, 2016, we had amounts outstanding under our revolving credit facilities of €525.5 million, £58.3 million, and CAD $130.4 million.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes and there is no guarantee that vehicle costs will decrease at the same rate as the metal prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in operating margin. Scrap metal prices have increased 13% since the fourth quarter of 2015.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2015 Annual Report on Form 10-K, filed with the SEC on February 25, 2016, as supplemented in subsequent filings, for information concerning the risks and uncertainties that could negatively impact us. The following represents changes and/or additions to the risks and uncertainties previously disclosed in such reports. The following risk factors are not necessarily listed in order of importance.
Our operating results and financial condition have been and could continue to be adversely affected by the economic and political conditions in the U.S. and elsewhere.
Changes in economic and political conditions in the U.S. and other countries in which we are located or do business could have a material effect on our company. Changes in such conditions have, in some periods, resulted in fewer miles driven, fewer accident claims, and a reduction of vehicle repairs, all of which could negatively affect our business. The number of new vehicles produced and sold by manufacturers affects our business. A decrease in the number of vehicles on the road results in a decrease in accidents requiring repairs. Moreover, we supply vehicle glass directly to vehicle manufacturers, and a decrease in the number of vehicles produced would result in a decrease in the demand for our glass products.
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
We have a substantial business presence in Europe, including a significant presence in the United Kingdom. The United Kingdom is considering withdrawing from the European Union. If such withdrawal occurred, it could impact our European business as a result of fluctuations in exchange rates, more difficult access to markets, disruptions in the movement of goods and services between countries, a decrease of economic activity in Europe, and political or social unrest.
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
If we buy a company or a division of a company, we may experience difficulty integrating that company's or division's personnel and operations, which could negatively affect our operating results. In addition:
•the key personnel of the acquired company may decide not to work for us;

•	customers of the acquired company may decide not to purchase products from us;

•	suppliers of the acquired company may decide not to sell products to us;

•	we may experience business disruptions as a result of information technology systems conversions;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;

•	we may be held liable for environmental, tax or other risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;

•	we may intentionally assume the liabilities of the companies we acquire, which could result in material adverse effects on our business;

•	our existing business may be disrupted or receive insufficient management attention;

•	we may not be able to realize the cost savings or other financial benefits we anticipated, either in the amount or in the time frame that we expect; and

•	we may incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.
We operate in foreign jurisdictions, which exposes us to foreign exchange and other risks.
We have operations in North America, Europe, Taiwan and China, and we may expand our operations in the countries in which we do business and into other countries. Our foreign operations expose us to additional risks associated with international business, which could have an adverse effect on our business, results of operations and/or financial condition, including import and export requirements and compliance with anti-corruption laws, such as the U.K. Bribery Act 2010 and the Foreign Corrupt Practices Act. We also incur costs in currencies, other than our functional currencies, in the countries in which we operate. We are thus subject to foreign exchange exposure to the extent that we operate in different currencies, as well as exposure to foreign tax and other foreign and domestic laws. In addition, certain countries in which we operate have a higher level of political instability and criminal activity relative to the U.S. that could affect our operations and the ability to maintain our supply of products.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
As of March 31, 2016, on an as adjusted basis to give effect to borrowings under our Senior Secured Credit Facilities in connection with the acquisition of PGW, and the offering of the Euro Notes and the application of proceeds therefrom, we would have had approximately $3.5 billion aggregate principal amount of secured debt outstanding and would have had approximately $1.1 billion of availability under the Senior Secured Credit Facilities (without giving effect to approximately $65.8 million of letters of credit outstanding). In addition, we would have had approximately $1.2 billion aggregate principal amount of unsecured debt outstanding comprising $600 million aggregate principal amount of the Notes and €500 million ($569 million) aggregate principal amount of the Euro Notes.
Our significant amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position.
 For example, our debt and our debt service obligations could:

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
Our senior notes do not impose any limitations on our ability to incur additional debt or protect against certain other types of transactions.
Although we are subject to our senior secured credit facilities for so long as they remain in effect, the indenture governing the U.S. Notes and the indenture governing the Euro Notes do not restrict the future incurrence of unsecured indebtedness, guarantees or other obligations. The indentures contain certain limitations on our ability to incur liens on assets and engage in sale and leaseback transactions. However, these limitations are subject to important exceptions. In addition, the indentures do not contain many other restrictions, including certain restrictions contained in our senior secured credit facilities, including, without limitation, investments or prepaying subordinated indebtedness or engaging in transactions with our affiliates.
Our senior secured credit facilities will permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness. As of March 31, 2016, on an as adjusted basis after giving effect to the PGW acquisition and the offering of the Euro Notes and the application of the proceeds therefrom, we would have been able to incur an additional $1.1 billion of indebtedness under our revolving credit facility (without giving effect to approximately $65.8 million of outstanding letters of credit). If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the ability to service such debt would increase.
Our future capital needs may require that we seek to refinance our debt or obtain additional debt or equity financing, events that could have a negative effect on our business.
We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. Funds may not be available or available on terms acceptable to us as a result of different factors, including but not limited to turmoil in the credit markets that results in the tightening of credit conditions and current or future regulations applicable to the financial institutions from whom we seek financing. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we refinance or restructure our debt, we may incur charges to write off the unamortized portion of deferred debt issuance costs from a previous financing, or we may incur charges related to hedge ineffectiveness from our interest rate swap obligations. In addition, there are restrictions in the indenture that governs the U.S. Notes on our ability to refinance such notes prior to 2018. There are also restrictions in the indenture that governs the Euro Notes on our ability to refinance such notes prior to 2024. If we fail to raise capital when needed, our business may be negatively affected.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Certain borrowings under our senior secured credit facilities and the borrowing under our accounts receivable securitization facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Moreover, changes in market interest rates could affect the trading value of the notes. Assuming all revolving loans were fully drawn and no interest rate swaps were in place, each one percentage point change in interest rates would result in a $25.5 million change in annual cash interest expense under our senior secured credit facilities and our accounts receivable securitization facility.
Repayment of our indebtedness, including our senior notes, is dependent on cash flow generated by our subsidiaries.
We are a holding company and repayment of our senior notes will be dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the notes limit the ability of our subsidiaries to restrict the payment of dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the notes.
The right to receive payments on our senior notes is effectively junior to those lenders who have a security interest in our assets.
Our obligations under our senior notes and our guarantors’ obligations under their guarantees of the notes are unsecured, but our and each co-borrower’s obligations under our senior secured credit facilities and each guarantor’s obligations under their respective guarantees of the senior secured credit facilities are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of most of our wholly-owned United States subsidiaries and the stock of certain of our non-United States subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior secured credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of our notes, even if an event of default exists under the applicable indenture governing the notes. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under our notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims by holders of the notes could be satisfied or, if any assets remained, they might be insufficient to satisfy claims fully. As of March 31, 2016, on an as adjusted basis to give effect to borrowings under our senior secured credit facilities in connection with the acquisition of PGW and the offering of the Euro Notes and the application of proceeds therefrom, we would have had approximately $3.5 billion aggregate principal amount of secured debt outstanding and we would have had approximately $1.1 billion of availability under the senior secured credit facilities (without giving effect to approximately $65.8 million of letters of credit outstanding).
United States federal and state statutes allow courts, under specific circumstances, to void our senior notes and the guarantees, subordinate claims in respect of our senior notes and the guarantees, and require noteholders to return payments received from us or the guarantors.
Our direct and indirect domestic subsidiaries that are obligors under the senior secured credit facilities guarantee the obligations under our senior notes. In addition, certain subsidiaries of the issuer of the Euro Notes will guarantee the obligations under the Euro Notes. The issuance of our senior notes and the issuance of the guarantees by the guarantors may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by, or on behalf of, our unpaid creditors or the unpaid creditors of a guarantor. Under the federal bankruptcy laws of the United States and comparable provisions of state fraudulent transfer laws, a court may avoid or otherwise decline to enforce the notes, or a guarantor’s guarantee, or may subordinate the notes, or such guarantee to our or the applicable guarantor’s existing and future indebtedness. While the relevant laws may vary from jurisdiction to jurisdiction, a court might do so if it found that when indebtedness under the notes was issued, or when the applicable guarantor entered into its guarantee, or, in some jurisdictions, when payments became due under the notes, or such guarantee, the issuer or the applicable guarantor received less than reasonably equivalent value or fair consideration and:

•	was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.
A court would likely find that we or a guarantor did not receive reasonably equivalent value or fair consideration for the notes or such guarantee if we or such guarantor did not substantially benefit directly or indirectly from the issuance of the notes. Thus, if the guarantees were legally challenged, any guarantee could be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the guarantor, the obligations of the applicable guarantor were incurred for less than reasonably equivalent value or fair consideration. If a court were to void the issuance of the notes or any guarantee, a holder of the notes would no longer have any claim against us or the applicable guarantor. In the event of a finding that a fraudulent transfer or conveyance occurred, a holder of the notes may not receive any repayment on the notes. Further, the avoidance of the notes could result in an event of default with respect to our and our subsidiaries’ other debt, which could result in acceleration of that debt. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an issuer or a guarantor, as applicable, would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair value of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
A court might also void the notes, or a guarantee, without regard to the above factors, if the court found that the notes were incurred or issued or the applicable guarantor entered into its guarantee with actual intent to hinder, delay or defraud its creditors. We cannot give any assurance as to what standard a court would apply in determining whether we or the guarantors were solvent at the relevant time or that a court would agree with our conclusions in this regard, or, regardless of the standard that a court uses, that it would not determine that we or a guarantor were indeed insolvent on that date; that any payments to the holders of the notes (including under the guarantees) did not constitute preferences, fraudulent transfers or conveyances on other grounds; or that the issuance of the notes and the guarantees would not be subordinated to our or any guarantor’s other debt. In addition, any payment by us or a guarantor pursuant to the notes, or its guarantee, could be avoided and required to be returned to us or such guarantor or to a fund for the benefit of our or such guarantor’s creditors, and accordingly the court might direct holders of the notes to repay any amounts already received from us or such guarantor. Among other things, under U.S. bankruptcy law, any payment by us pursuant to the notes or by a guarantor under a guarantee made at a time we or such guarantor were found to be insolvent could be voided and required to be returned to us or such guarantor or to a fund for the benefit of our or such guarantor’s creditors if such payment is made to an insider within a one-year period prior to a bankruptcy filing or within 90 days for any outside party and such payment would give such insider or outsider party more than such party would have received in a distribution under the Bankruptcy Code in a hypothetical Chapter 7 case. Although each guarantee contains a “savings clause” intended to limit the subsidiary guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its subsidiary guarantee to be a fraudulent transfer, this provision may not be effective as a legal matter to protect any subsidiary guarantees from being avoided under fraudulent transfer law. In that regard, in Official Committee of Unsecured Creditors of TOUSA, Inc. v Citicorp North America, Inc., the United States Bankruptcy Court in the Southern District of Florida held that a savings clause similar to the savings clause included in our indentures was unenforceable. As a result, the subsidiary guarantees were found to be fraudulent conveyances. The United States Court of Appeals for the Eleventh Circuit subsequently affirmed the liability findings of the Bankruptcy Court without ruling directly on the enforceability of savings clauses generally. If the decision of the bankruptcy court in TOUSA were followed by other courts, the risk that the guarantees would be deemed fraudulent conveyances would be significantly increased.
To the extent a court avoids the notes or any of the guarantees as fraudulent transfers or holds the notes or any of the guarantees unenforceable for any other reason, the holders of the notes would cease to have any direct claim against us or the applicable guarantor. If a court were to take this action, our or the applicable guarantor’s assets would be applied first to satisfy our or the applicable guarantor’s other liabilities, if any, and might not be applied to the payment of the notes. Sufficient funds to repay the notes may not be available from other sources, including the remaining guarantors, if any. In addition, the Euro Notes and the guarantees may be subject to avoidance under the laws of other foreign jurisdictions, including Italy and the Czech Republic, to the extent that we or any of the guarantors (as applicable) were to be the subject of an insolvency or related proceeding in such jurisdiction(s).
Our credit ratings may not reflect all risks associated with an investment in our senior notes.
Credit rating agencies rate our debt securities on factors that include our results of operations, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. The rating agencies can upgrade or downgrade our current rating or place us on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of our securities, including our senior notes.

Item 5.     Other Information
None.

Item 6.     Exhibits
Exhibits
(b) Exhibits

3.1
Amended and Restated Bylaws of LKQ Corporation, as amended as of March 7, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on March 10, 2016).

4.1
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

10.1
Agreement and Plan of Merger dated as of February 26, 2016 among LKQ Corporation, Pirate Merger Sub LLC, an indirect wholly-owned subsidiary of LKQ Corporation, KPGW Holding Company, LLC (“KPGW”), and the equity holders of KPGW.

10.2
 Form of LKQ Corporation Executive Officer Management Incentive Plan Award Memorandum (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on March 10, 2016).

10.3
Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on March 10, 2016).

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2016.

LKQ CORPORATION

/s/ DOMINICK ZARCONE
Dominick Zarcone
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)