Form 10-Q
period 2016-06-30
LKQ CORP
filed 2016-08-02
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At July 22, 2016, the registrant had issued and outstanding an aggregate of 307,107,596 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and equivalents	$273,203	$87,397
Receivables, net	995,153	590,160
Inventories, net	1,890,536	1,556,552
Prepaid expenses and other current assets	139,536	106,603
Total Current Assets	3,298,428	2,340,712
Property, Plant and Equipment, net	1,055,046	696,567
Intangible Assets:
Goodwill	3,059,488	2,319,246
Other intangibles, net	630,360	215,117
Other Assets	142,622	76,195
Total Assets	$8,185,944	$5,647,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$735,138	$415,588
Accrued expenses:
Accrued payroll-related liabilities	102,962	86,527
Other accrued expenses	228,656	162,225
Other current liabilities	40,794	31,596
Current portion of long-term obligations	60,832	56,034
Total Current Liabilities	1,168,382	751,970
Long-Term Obligations, Excluding Current Portion	3,274,629	1,528,668
Deferred Income Taxes	225,338	127,239
Other Noncurrent Liabilities	209,956	125,278
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 306,785,582 and 305,574,384 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,067	3,055
Additional paid-in capital	1,111,221	1,090,713
Retained earnings	2,374,853	2,126,384
Accumulated other comprehensive loss	(181,502)	(105,470)
Total Stockholders’ Equity	3,307,639	3,114,682
Total Liabilities and Stockholders’ Equity	$8,185,944	$5,647,837

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$2,450,693	$1,838,070	$4,372,169	$3,611,982
Cost of goods sold	1,528,746	1,114,126	2,689,785	2,188,559
Gross margin	921,947	723,944	1,682,384	1,423,423
Facility and warehouse expenses	178,670	136,379	336,275	269,036
Distribution expenses	184,331	150,039	336,674	291,753
Selling, general and administrative expenses	254,153	205,796	472,471	409,037
Restructuring and acquisition related expenses	9,080	1,663	23,891	8,151
Depreciation and amortization	52,529	29,782	84,217	59,235
Operating income	243,184	200,285	428,856	386,211
Other expense (income):
Interest expense, net	26,381	14,622	40,973	29,528
Loss on debt extinguishment	—	—	26,650	—
Gains on foreign exchange contracts - acquisition related	—	—	(18,342)	—
Other expense (income), net	1,339	97	(1,550)	2,016
Total other expense, net	27,720	14,719	47,731	31,544
Income before provision for income taxes	215,464	185,566	381,125	354,667
Provision for income taxes	74,874	64,682	132,441	124,780
Equity in earnings of unconsolidated subsidiaries	147	(1,162)	(215)	(3,070)
Net income	$140,737	$119,722	$248,469	$226,817
Earnings per share:
Basic	$0.46	$0.39	$0.81	$0.75
Diluted	$0.46	$0.39	$0.81	$0.74

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$140,737	$119,722	$248,469	$226,817
Other comprehensive (loss) income:
Foreign currency translation	(73,257)	44,510	(73,117)	(10,300)
Net change in unrecognized gains/losses on derivative instruments, net of tax	(3,614)	918	(3,182)	1,201
Net change in unrealized gains/losses on pension plans, net of tax	120	(21)	267	107
Total other comprehensive (loss) income	(76,751)	45,407	(76,032)	(8,992)
Total comprehensive income	$63,986	$165,129	$172,437	$217,825

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$248,469	$226,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,882	61,714
Stock-based compensation expense	11,425	11,114
Excess tax benefit from stock-based payments	(6,685)	(6,737)
Loss on debt extinguishment	26,650	—
Gains on foreign exchange contracts - acquisition related	(18,342)	—
Other	7,193	5,880
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables, net	(83,515)	(48,995)
Inventories, net	42,548	38,399
Prepaid income taxes/income taxes payable	23,029	21,052
Accounts payable	31,004	(18,597)
Other operating assets and liabilities	(17,428)	(7,948)
Net cash provided by operating activities	355,230	282,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(102,319)	(66,763)
Acquisitions, net of cash acquired	(1,268,841)	(37,208)
Proceeds from foreign exchange contracts	18,342	—
Other investing activities, net	11,313	(5,209)
Net cash used in investing activities	(1,341,505)	(109,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,889	3,288
Excess tax benefit from stock-based payments	6,685	6,737
Taxes paid related to net share settlements of stock-based compensation awards	(2,281)	(5,243)
Debt issuance costs	(16,171)	—
Proceeds from issuance of Euro notes	563,450	—
Borrowings under revolving credit facilities	1,822,020	199,621
Repayments under revolving credit facilities	(1,012,362)	(294,276)
Borrowings under term loans	338,478	—
Repayments under term loans	(4,721)	(11,250)
Borrowings under receivables securitization facility	97,000	2,100
Repayments under receivables securitization facility	(66,480)	(1,758)
Repayments of other debt, net	(7,824)	(42,090)
Repayment of Rhiag debt and related payments	(543,347)	—
Payments of other obligations	(1,371)	(2,050)
Net cash provided by (used in) financing activities	1,177,965	(144,921)
Effect of exchange rate changes on cash and equivalents	(5,884)	220
Net increase in cash and equivalents	185,806	28,818
Cash and equivalents, beginning of period	87,397	114,605
Cash and equivalents, end of period	$273,203	$143,423
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$115,346	$102,747
Interest	42,340	28,656
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions	$555,335	$4,366
Noncash property, plant and equipment additions	3,555	4,387

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2016	305,574	$3,055	$1,090,713	$2,126,384	$(105,470)	$3,114,682
Net income	—	—	—	248,469	—	248,469
Other comprehensive income	—	—	—	—	(76,032)	(76,032)
Restricted stock units vested, net of shares withheld for employee tax	519	5	(2,286)	—	—	(2,281)
Stock-based compensation expense	—	—	11,425	—	—	11,425
Exercise of stock options	693	7	4,882	—	—	4,889
Excess tax benefit from stock-based payments	—	—	6,487	—	—	6,487
BALANCE, June 30, 2016	306,786	$3,067	$1,111,221	$2,374,853	$(181,502)	$3,307,639

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
The unaudited financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
As described in Note 2, "Business Combinations," on April 21, 2016, we completed our acquisition of Pittsburgh Glass Works LLC ("PGW"), a leading global distributor and manufacturer of automotive glass products. With our acquisition of PGW, we present an additional reportable segment, Glass. Our unaudited condensed consolidated financial statements reflect the impact of PGW from the date of acquisition through the end of the quarter.

Note 2.	Business Combinations

On March 18, 2016, LKQ and its wholly-owned subsidiary LKQ Italia S.r.l. acquired Rhiag-Inter Auto Parts Italia S.p.A. ("Rhiag"), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expands LKQ's geographic presence in continental Europe, and we believe the acquisition will generate potential purchasing synergies. Total acquisition date fair value of the consideration for our Rhiag acquisition was €534.2 million ($602.0 million), composed of €533.6 million ($601.4 million) of cash (net of cash acquired) and €0.6 million ($0.6 million) of intercompany balances considered to be effectively settled as part of the transaction. In addition, we assumed €488.8 million ($550.8 million) of existing Rhiag debt as of the acquisition date.
To fund the purchase price of the Rhiag acquisition, LKQ entered into foreign currency forward contracts in March 2016 to acquire a total of €588 million. The rates locked in under the foreign currency forwards were favorable to the spot rate on the settlement date, and as a result, these derivative contracts generated a gain of $18.3 million during the three months ended March 31, 2016. The gain on the foreign currency forwards is recorded in Gains on foreign exchange contracts - acquisition related on our unaudited condensed consolidated statement of income for the six months ended June 30, 2016.
We recorded $585.1 million of goodwill related to our acquisition of Rhiag, which we do not expect to be deductible for income tax purposes. In the period between the acquisition date and June 30, 2016, Rhiag, which is reported in our Europe reportable segment, generated revenue of $318.1 million and operating income of $10.8 million, which included $6.2 million of acquisition related costs.
On April 21, 2016, LKQ and its wholly owned subsidiary LKQ PGW Holdings LLC acquired PGW. PGW’s business comprises wholesale and retail distribution services, automotive glass manufacturing, and retailer alliance partnerships. The acquisition expands our addressable market in North America and globally. Additionally, we believe the acquisition will create potential distribution synergies with our existing network. Total acquisition date fair value of the consideration for our PGW acquisition was $661.9 million, consisting of cash paid (net of cash acquired). We recorded $184.0 million of goodwill related to our acquisition of PGW, of which we expect $84.5 million to be deductible for income tax purposes. In the period between the acquisition date and June 30, 2016, PGW generated revenue of $210.1 million and operating income of $8.9 million.
In addition to our acquisitions of Rhiag and PGW, we acquired two wholesale businesses in Europe during the six months ended June 30, 2016. These acquisitions were not material to our results of operations or financial position.

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
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the six months ended June 30, 2016 and the last six months of 2015 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. During the three months ended June 30, 2016, we recorded adjustments to our preliminary allocation based on our valuation procedures for our acquisition of Rhiag that resulted in the allocation of $155 million of goodwill to acquired assets, primarily intangible assets and property, plant and equipment. Additionally, as Rhiag was acquired at the end of the first quarter the income statement effect of these adjustments on our earnings was immaterial for the three months ended March 31, 2016. The balance sheet impact and income statement effect of other measurement-period adjustments recorded for acquisitions completed in prior periods was immaterial.
The preliminary purchase price allocations for the acquisitions completed during the six months ended June 30, 2016 and the year ended December 31, 2015 are as follows (in thousands):

	Six Months Ended				Year Ended
	June 30, 2016				December 31, 2015
	Rhiag	PGW	Other Acquisitions	Total	All Acquisitions
Receivables	$235,358	$136,529	$996	$372,883	$29,628
Receivable reserves	(28,243)	(6,146)	(53)	(34,442)	(3,926)
Inventories, net (1)	239,559	169,558	840	409,957	79,646
Prepaid expenses and other current assets	14,465	38,762	(13)	53,214	3,337
Property, plant and equipment	58,275	271,641	431	330,347	11,989
Goodwill	585,112	183,970	5,107	774,189	92,175
Other intangibles	424,754	31,126	—	455,880	9,926
Other assets	2,101	57,396	(407)	59,090	5,166
Deferred income taxes	(109,067)	2,024	(216)	(107,259)	4,102
Current liabilities assumed	(246,546)	(168,442)	(615)	(415,603)	(39,191)
Debt assumed	(550,843)	(4,027)	—	(554,870)	(2,365)
Other noncurrent liabilities assumed	(22,918)	(50,539)	—	(73,457)	(2,651)
Other purchase price obligations	—	—	—	—	(21,199)
Notes issued	—	—	(465)	(465)	(4,296)
Settlement of pre-existing balances	(591)	—	(32)	(623)	(1,073)
Cash used in acquisitions, net of cash acquired	$601,416	$661,852	$5,573	$1,268,841	$161,268

(1) The PGW inventory balance includes the impact of a step-up adjustment of $10.2 million to report the inventory at its fair value.

Included in other noncurrent liabilities recorded for our acquisitions of Rhiag and PGW is a liability for certain pension and other post-retirement obligations we assumed with the acquisitions. Due to the immateriality of these plans, we have not provided the detailed disclosures otherwise prescribed by the accounting guidance on pensions and other post-retirement obligations.
The primary objectives of our acquisitions made during the six months ended June 30, 2016 and the year ended December 31, 2015 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Our 2016 acquisition of Rhiag enabled us to expand our market presence in continental Europe. We believe that our Rhiag acquisition will allow for synergies within our European operations, most notably in procurement, and these projected synergies contributed to the goodwill recorded on the Rhiag acquisition. Our April 2016 acquisition of PGW enabled us to enter into new product lines and increase the size of our addressable market. In addition, we believe that our PGW acquisition will allow for distribution synergies with our existing network in North America, which contributed to the goodwill recorded on the acquisition.
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

The following pro forma summary presents the effect of the businesses acquired during the six months ended June 30, 2016 as though the businesses had been acquired as of January 1, 2015 and the businesses acquired during the year ended December 31, 2015 as though they had been acquired as of January 1, 2014. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue, as reported	$2,450,693	$1,838,070	$4,372,169	$3,611,982
Revenue of purchased businesses for the period prior to acquisition:
Rhiag	—	246,583	213,376	481,885
PGW	61,667	279,729	328,000	537,385
Other acquisitions	347	92,376	1,531	187,786
Pro forma revenue	$2,512,707	$2,456,758	$4,915,076	$4,819,038

Net income, as reported	$140,737	$119,722	$248,469	$226,817
Net income of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Rhiag	—	5,069	(178)	5,201
PGW	6,357	8,880	13,860	2,992
Other acquisitions	16	3,374	73	6,655
Acquisition related costs of acquisitions closed in the period, net of tax	1,604	—	10,101	—
Pro forma net income	$148,714	$137,045	$272,325	$241,665

Earnings per share, basic—as reported	$0.46	$0.39	$0.81	$0.75
Effect of purchased businesses for the period prior to acquisition:
Rhiag	—	0.02	(0.00)	0.02
PGW	0.02	0.03	0.05	0.01
Other acquisitions	0.00	0.01	0.00	0.02
Acquisition related costs of acquisitions closed in the period, net of tax	0.01	—	0.03	—
Pro forma earnings per share, basic (1)	$0.48	$0.45	$0.89	$0.79

Earnings per share, diluted—as reported	$0.46	$0.39	$0.81	$0.74
Effect of purchased businesses for the period prior to acquisition:
Rhiag	—	0.02	(0.00)	0.02
PGW	0.02	0.03	0.04	0.01
Other acquisitions	0.00	0.01	0.00	0.02
Acquisition related costs of acquisitions closed in the period, net of tax	0.01	—	0.03	—
Pro forma earnings per share, diluted (1)	$0.48	$0.45	$0.88	$0.79

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value; adjustments to depreciation on acquired property, plant and equipment; adjustments to rent expense for above or below market leases; adjustments to amortization on acquired intangible assets; adjustments to interest expense; and the related tax effects. The pro forma impact of our acquisitions reflects the elimination of acquisition related expenses net of tax totaling $1.6 million and $10.1 million for the three and six months ended June 30, 2016, respectively. Refer to Note 4, "Restructuring and Acquisition Related Expenses," for further information regarding our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 3.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $36.3 million and $32.8 million at June 30, 2016 and December 31, 2015, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap metal, other metals, and cores when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts which was approximately $50.6 million and $24.6 million at June 30, 2016 and December 31, 2015, respectively. Our March 2016 acquisition of Rhiag and our April 2016 acquisition of PGW contributed $23.0 million and $4.8 million, respectively, to our reserve for uncollectible accounts. See Note 2, "Business Combinations" for further information on our acquisitions.
Inventories, net
Inventories, net consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Aftermarket and refurbished products	$1,422,701	$1,146,162
Salvage and remanufactured products	397,522	410,390
Glass manufacturing products (1)	70,313	—
Total inventories, net	$1,890,536	$1,556,552

(1) Includes all inventory types related to PGW's manufacturing and fabrication of original equipment manufacturer ("OEM") automotive glass parts. Aftermarket automotive glass products distributed by PGW are included within aftermarket and refurbished products above. The balance of glass manufacturing products as of June 30, 2016 is composed of $15.3 million of raw materials, $22.3 million of work in process, and $32.7 million of finished goods. Our U.S. glass manufacturing products inventory is stated at the lower of cost, using the first-in first-out method, or market.
Our acquisitions completed during 2016, including our March 2016 acquisition of Rhiag and our April 2016 acquisition of PGW, and adjustments to preliminary valuations of inventory for certain of our 2015 acquisitions as of the acquisition date contributed $331.5 million to our aftermarket and refurbished products inventory, $0.7 million to our salvage and remanufactured products inventory, and $77.8 million to our glass manufacturing products inventory. See Note 2, "Business Combinations" for further information on our acquisitions.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements that extend the useful life of the related asset are capitalized. As property, plant and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Construction in progress consists primarily of building and land improvements at our existing facilities. Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease and reasonably assured renewal periods, if shorter.

Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Machinery and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years
Furniture and fixtures	5-7 years
Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Land and improvements	$135,171	$118,420
Buildings and improvements	253,389	183,480
Machinery and equipment	574,195	355,313
Computer equipment and software	137,197	130,363
Vehicles and trailers	117,831	101,201
Furniture and fixtures	29,203	24,332
Leasehold improvements	150,086	140,732
	1,397,072	1,053,841
Less—Accumulated depreciation	(485,592)	(437,946)
Construction in progress	143,566	80,672
Total property, plant and equipment, net	$1,055,046	$696,567

We record depreciation expense within Depreciation and Amortization on the Unaudited Condensed Consolidated Statements of Income. Additionally, included in Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations, our distribution centers, and our glass manufacturing operations. Total depreciation expense during the six months ended June 30, 2016 and 2015 was $57.7 million and $45.2 million, respectively.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.
The changes in the carrying amount of goodwill by reportable segment during the six months ended June 30, 2016 are as follows (in thousands):

	North America	Europe	Specialty	Glass	Total
Balance as of January 1, 2016	$1,445,850	$594,482	$278,914	$—	$2,319,246
Business acquisitions and adjustments to previously recorded goodwill	715	589,952	(448)	183,970	774,189
Exchange rate effects	6,729	(40,292)	(384)	—	(33,947)
Balance as of June 30, 2016	$1,453,294	$1,144,142	$278,082	$183,970	$3,059,488
During the six months ended June 30, 2016, we recorded $585.1 million of goodwill related to our acquisition of Rhiag and $184.0 million related to our acquisition of PGW. See Note 2, "Business Combinations" for further information on our acquisitions.

The components of other intangibles are as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$295,384	$(49,152)	$246,232	$172,219	$(43,458)	$128,761
Customer and supplier relationships	405,547	(60,752)	344,795	95,508	(41,007)	54,501
Software and other technology related assets	57,253	(23,219)	34,034	44,500	(17,844)	26,656
Covenants not to compete	11,719	(6,420)	5,299	10,774	(5,575)	5,199
	$769,903	$(139,543)	$630,360	$323,001	$(107,884)	$215,117
The components of other intangibles acquired during the six months ended June 30, 2016, are as follows (in thousands):

	Gross Amount
	Rhiag	PGW
Trade names and trademarks	$124,074	$4,200
Customer and supplier relationships	290,766	24,500
Software and other technology related assets	9,914	1,026
Covenants not to compete	—	1,400
	$424,754	$31,126
Our estimated useful lives for our finite lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	4-20 years
Software and other technology related assets	Straight-line	3-6 years
Covenants not to compete	Straight-line	1-5 years
Amortization expense for intangible assets was $33.2 million and $16.5 million during the six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2020 is $75.0 million, $85.9 million, $71.5 million, $58.7 million and $46.8 million, respectively.
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

Balance as of January 1, 2016	$17,363
Warranty expense	16,341
Warranty claims	(14,256)
Balance as of June 30, 2016	$19,448
Investments in Unconsolidated Subsidiaries
In February 2016, we sold our investment in ACM Parts Pty Ltd. As part of the PGW acquisition, we obtained ownership interests in three joint ventures, including glass manufacturing operations in China and Mexico. Our investment in unconsolidated subsidiaries and our equity in the net earnings of the investees was not material as of and for the three and six months ended June 30, 2016.

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
In September 2015, the FASB issued Accounting Standards Update 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are identified as opposed to recognition as if the accounting had been completed as of the acquisition date. The ASU also requires disclosure regarding amounts that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. ASU 2015-16 became effective for the Company during the first quarter of our fiscal year 2016 and is being applied on a prospective basis. The measurement-period adjustments for our acquisitions and the related impact on earnings of any amounts that would have been recorded in previous periods are disclosed in Note 2, "Business Combinations."
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" (“ASU 2016-09”), to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, the treatment of forfeitures, and calculation of earnings per share. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; early adoption is permitted. In prior periods, we have generated excess tax benefits that under the new standard would reduce our effective tax rate. However, the future impact of adopting ASU 2016-09 will depend on a number of factors, including the timing of stock option exercises and the stock prices at the exercise and vesting dates.

Note 4.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting, and advisory fees, totaled $3.0 million and $15.7 million for the three and six months ended June 30, 2016. Of our 2016 expenses, $11.0 million was related to our acquisition of Rhiag, $3.9 million related to our acquisition of PGW, and $0.8 million was related to other completed and potential acquisitions. Acquisition related expenses incurred during the three and six months ended June 30, 2015 totaled $0.7 million and $1.3 million. The expenses incurred in the first half of 2015 were primarily related to our acquisitions of seven aftermarket distribution businesses in the Netherlands.
Acquisition Integration Plans
During the three and six months ended June 30, 2016, we incurred $6.1 million and $8.2 million of restructuring expenses, respectively. Expenses incurred during the three and six months ended June 30, 2016 were primarily a result of the integration of our acquisition of Parts Channel into our existing North America wholesale business, the integration of our Coast acquisition into our existing Specialty business, and the integration of our Keystone Specialty acquisition into our existing North America wholesale business. Expenses incurred were primarily related to facility closure and relocation costs for duplicate facilities, the merger of existing facilities into larger distribution centers, and the termination of employees.
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
We expect to incur expenses related to the integration of certain of our other acquisitions into our existing operations throughout 2016. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business and moving expenses. Future expenses to complete these integration plans are expected to be approximately $6.0 million; this amount excludes any potential future restructuring expense related to our acquisitions of Rhiag and PGW.

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
During the six months ended June 30, 2016, we granted 976,318 RSUs to employees. The fair value of RSUs that vested during the six months ended June 30, 2016 was $16.1 million.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the six months ended June 30, 2016:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2016	1,981,292	$24.19	$58,706
Granted	976,318	$29.05
Vested	(605,151)	$21.20
Forfeited / Canceled	(53,449)	$27.34
Unvested as of June 30, 2016	2,299,010	$26.96	$72,879
Expected to vest after June 30, 2016	2,198,889	$26.98	$69,705
(1) The aggregate intrinsic value of unvested and expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the six months ended June 30, 2016.

The following table summarizes activity related to our stock options under the Equity Incentive Plan for the six months ended June 30, 2016:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2016	3,765,952	$8.63	2.9	$79,317
Exercised	(692,610)	$7.06
Forfeited / Canceled	(9,364)	$31.83
Balance as of June 30, 2016	3,063,978	$8.92	2.6	$69,851
Exercisable as of June 30, 2016	2,981,006	$8.27	2.6	$69,851
Exercisable as of June 30, 2016 and expected to vest thereafter	3,055,681	$8.86	2.6	$69,851
(1) The aggregate intrinsic value of outstanding, exercisable and expected to vest options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of January 1, 2016 and June 30, 2016, respectively. This amount changes based on the market price of the Company’s common stock.
The following table summarizes the components of pre-tax stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
RSUs	$5,480	$5,528	$11,359	$10,948
Stock options	29	40	66	166
Total stock-based compensation expense	$5,509	$5,568	$11,425	$11,114
As of June 30, 2016, unrecognized compensation expense related to unvested RSUs and stock options is $44.8 million and $0.1 million, respectively, and is expected to be recognized over weighted-average periods of 3.3 years and 0.5 years, respectively. Stock-based compensation expense related to these awards will be different to the extent the actual forfeiture rates are different from our estimated forfeiture rates.

Note 6.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$140,737	$119,722	$248,469	$226,817
Denominator for basic earnings per share—Weighted-average shares outstanding	306,718	304,286	306,437	304,145
Effect of dilutive securities:
RSUs	646	732	584	700
Stock options	1,534	2,229	1,613	2,260
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	308,898	307,247	308,634	307,105
Earnings per share, basic	$0.46	$0.39	$0.81	$0.75
Earnings per share, diluted	$0.46	$0.39	$0.81	$0.74

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Antidilutive securities:
RSUs	—	310	112	323
Stock options	—	98	44	99

Note 7.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended				Three Months Ended
	June 30, 2016				June 30, 2015
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plan	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(96,750)	$(500)	$(7,501)	$(104,751)	$(81,883)	$(3,118)	$(9,623)	$(94,624)
Pretax (loss) income	(73,257)	(6,528)	—	(79,785)	44,510	(166)	—	44,344
Income tax effect	—	2,250	—	2,250	—	69	—	69
Reclassification of unrealized loss	—	984	160	1,144	—	1,564	(27)	1,537
Reclassification of deferred income taxes	—	(320)	(40)	(360)	—	(549)	6	(543)
Ending Balance	$(170,007)	$(4,114)	$(7,381)	$(181,502)	$(37,373)	$(2,200)	$(9,644)	$(49,217)

	Six Months Ended				Six Months Ended
	June 30, 2016				June 30, 2015
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plan	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(96,890)	$(932)	$(7,648)	$(105,470)	$(27,073)	$(3,401)	$(9,751)	$(40,225)
Pretax (loss) income	(73,117)	(6,672)	—	(79,789)	(10,300)	(1,239)	—	(11,539)
Income tax effect	—	2,278	—	2,278	—	439	—	439
Reclassification of unrealized loss	—	1,790	357	2,147	—	3,085	143	3,228
Reclassification of deferred income taxes	—	(578)	(90)	(668)	—	(1,084)	(36)	(1,120)
Ending Balance	$(170,007)	$(4,114)	$(7,381)	$(181,502)	$(37,373)	$(2,200)	$(9,644)	$(49,217)
Unrealized losses on our interest rate swap contracts totaling $1.0 million and $1.8 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2015, unrealized losses of $1.6 million and $3.1 million, respectively, related to our interest rate swaps were reclassified to interest expense. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

Note 8.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Senior secured credit agreement:
Term loans payable	$750,707	$410,625
Revolving credit facilities	1,292,734	480,481
Senior notes	600,000	600,000
Euro notes	555,400	—
Receivables securitization facility	93,520	63,000
Notes payable through October 2025 at weighted average interest rates of 2.3% and 2.2%, respectively	9,866	16,104
Other long-term debt at weighted average interest rates of 2.3% and 2.4%, respectively	59,457	29,485
Total debt	3,361,684	1,599,695
Less: long-term debt issuance costs	(23,925)	(13,533)
Less: current debt issuance cost	(2,298)	(1,460)
Total debt, net of issuance costs	3,335,461	1,584,702
Less: current maturities, net of debt issuance costs	(60,832)	(56,034)
Long term debt, net of debt issuance costs	$3,274,629	$1,528,668
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 9, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at June 30, 2016 and December 31, 2015 were 2.4% and 1.8%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $28.3 million and $22.5 million were classified as current maturities at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, there were letters of credit outstanding in the aggregate amount of $71.9 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at June 30, 2016 was $1.1 billion.
Related to the execution of the Credit Agreement in January 2016, we incurred $6.1 million of fees, of which $5.0 million were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement. The remaining $1.1 million of fees, together with $1.8 million of capitalized debt issuance costs related to our Third Amended and Restated Credit Agreement, were expensed during the six months ended June 30, 2016 as a loss on debt extinguishment.
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
The Notes and the guarantees are, respectively, LKQ Corporation's and each Guarantor's senior unsecured obligations and are subordinated to all of LKQ Corporation's and the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Notes are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Notes to the extent of the assets of those subsidiaries.
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
Euro Notes
On April 14, 2016, LKQ Italia Bondco S.p.A. (the “Issuer”), an indirect, wholly-owned subsidiary of LKQ Corporation, completed an offering of €500 million aggregate principal amount of senior notes due April 1, 2024 (the “Euro Notes”) in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering were used to repay a portion of the revolver borrowings under the Credit Agreement and to pay related fees and expenses. The Euro Notes are governed by the Indenture dated as of April 14, 2016 (the “Indenture”) among the Issuer, LKQ Corporation and certain of our subsidiaries (the “Euro Notes Subsidiaries”), the trustee, and the paying agent, transfer agent, and registrar.
The Euro Notes bear interest at a rate of 3.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Euro Notes is payable in arrears on April 1 and October 1 of each year, beginning on October 1, 2016. The Euro Notes are fully and unconditionally guaranteed by LKQ Corporation and the Euro Notes Subsidiaries (the "Euro Notes Guarantors").
The Euro Notes and the guarantees are, respectively, the Issuer’s and each Euro Notes Guarantor’s senior unsecured obligations and are subordinated to all of the Issuer's and the Euro Notes Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes to the extent of the assets of those subsidiaries. The Euro Notes have been listed on the ExtraMOT, Professional Segment of the Borsa Italia S.p.A. securities exchange as well as the Global Exchange Market of the Irish Stock Exchange.

Related to the execution of the Euro Notes in April 2016, we incurred $10.1 million of fees which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the offering.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of June 30, 2016 and December 31, 2015, $135.2 million and $136.1 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of June 30, 2016, the interest rate under the receivables facility was based on commercial paper rates and was 1.3%. The outstanding balances of $93.5 million and $63.0 million as of June 30, 2016 and December 31, 2015, respectively, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At June 30, 2016, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of reducing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2016 through 2021.
In the first quarter of 2016, we entered into interest rate swap contracts representing a total of $440 million of U.S. dollar-denominated debt. In the second quarter of 2016, we entered into interest rate swap contracts representing a total of $150 million of U.S. dollar-denominated debt. The new swaps entered into in 2016 have maturity dates ranging from January to June 2021, and convert floating to fixed interest rates.
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

The following table summarizes the notional amounts and fair values of our interest rate swaps that are designated cash flow hedges as of June 30, 2016 and December 31, 2015 (in thousands):

	Notional Amount				Fair Value at June 30, 2016 (USD)		Fair Value at December 31, 2015 (USD)
	June 30, 2016		December 31, 2015		Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses
Interest rate swap agreements
USD denominated		$760,000		$170,000	$500	$5,715	$858
GBP denominated		£50,000		£50,000	209	—	465
CAD denominated	C$	—	C$	25,000	—	—	24
Total cash flow hedges					$709	$5,715	$1,347

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at June 30, 2016 or December 31, 2015.
The activity related to our cash flow hedges is included in Note 7, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three and six months ended June 30, 2016 and June 30, 2015. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of June 30, 2016, we estimate that $2.4 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into our consolidated statements of income within the next 12 months.
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
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the three and six months ended June 30, 2016, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2016 and December 31, 2015 (in thousands):

	Balance as of June 30, 2016	Fair Value Measurements as of June 30, 2016
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$33,574	$—	$33,574	$—
Total Assets	$33,574	$—	$33,574	$—
Liabilities:
Contingent consideration liabilities	$3,134	$—	$—	$3,134
Deferred compensation liabilities	34,742	—	34,742	—
Interest rate swaps	6,424	—	6,424	—
Total Liabilities	$44,300	$—	$41,166	$3,134

	Balance as of December 31, 2015	Fair Value Measurements as of December 31, 2015
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$29,782	$—	$29,782	$—
Total Assets	$29,782	$—	$29,782	$—
Liabilities:
Contingent consideration liabilities	$4,584	$—	$—	$4,584
Deferred compensation liabilities	30,336	—	30,336	—
Interest rate swaps	1,347	—	1,347	—
Total Liabilities	$36,267	$—	$31,683	$4,584
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
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$3,079	$5,561	$4,584	$7,295
Payments	—	(538)	(1,667)	(2,205)
Increase in fair value included in earnings	46	125	119	276
Exchange rate effects	9	43	98	(175)
Balance as of June 30	$3,134	$5,191	$3,134	$5,191

All the amounts included in earnings for the three and six months ended June 30, 2016 were related to contingent consideration obligations outstanding as of June 30, 2016. Of the amounts included in earnings for the three and six months ended June 30, 2015, $0.1 million and $0.1 million of losses, respectively, were related to contingent consideration obligations outstanding as of June 30, 2016. Changes in the values of the liabilities are recorded in Other expense (income), net on our Unaudited Condensed Consolidated Statements of Income.
The changes in the fair value of contingent consideration obligations included in earnings during the respective periods in 2016 and 2015 reflect the quarterly reassessment of each obligation's fair value, including an analysis of the significant inputs used in the valuation, as well as the accretion of the present value discount.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of June 30, 2016 and December 31, 2015, the fair values of our credit agreement borrowings reasonably approximated the carrying values of $2.0 billion and $891.1 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $93.5 million and $63.0 million at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the fair value of the Notes was approximately $587.9 million and $567.3 million, respectively, compared to a carrying value of $600 million. As of June 30, 2016, the fair value of the Euro Notes was approximately $573.1 million compared to a carrying value of $555.4 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2016 to assume these obligations. The fair value of our Notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair value of our Euro Notes is determined based upon observable market inputs including quoted market prices in a market that is not active, and therefore is classified as Level 2 within the fair value hierarchy.

Note 11.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at June 30, 2016 are as follows (in thousands):

Six months ending December 31, 2016	$97,039
Years ending December 31:
2017	172,688
2018	142,782
2019	114,178
2020	92,563
2021	70,136
Thereafter	351,954
Future Minimum Lease Payments	$1,041,340
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
Our effective income tax rate for the six months ended June 30, 2016 was 34.8%, compared with 35.2% for the comparable prior year period. The lower effective income tax rate for the six months ended June 30, 2016 reflects our expected geographic distribution of income, with a slightly larger proportion of our pre-tax income expected to be earned in the typically lower tax rate international jurisdictions. In addition, the tax provision for the first six months of 2015 included unfavorable discrete items of $0.3 million primarily attributable to U.S. state deferred tax adjustments; discrete items for the six months ended June 30, 2016 were immaterial.
Our acquisitions completed during the first half of 2016, including our March 2016 acquisition of Rhiag and our April 2016 acquisition of PGW, contributed $29.6 million and $136.5 million of deferred tax assets and liabilities, respectively, relating to intangible assets; property, plant and equipment; and reserves, including pension and other post-retirement benefit obligations.

Note 13.	Segment and Geographic Information
We have five operating segments: Wholesale – North America; Europe; Specialty; Glass; and Self Service. Our Glass operating segment was formed with our April 21, 2016 acquisition of PGW, as discussed in Note 2, "Business Combinations." Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our reportable segments are organized based on a combination of geographic areas served and type of product lines offered. The reportable segments are managed separately as each business serves different customers (i.e. geographic in the case of North America and Europe and product type in the case of Specialty and Glass) and is affected by different economic conditions. Therefore, we present four reportable segments: North America, Europe, Specialty and Glass.
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Glass	Eliminations	Consolidated
Three Months Ended June 30, 2016
Revenue:
Third Party	$1,080,401	$824,216	$335,972	$210,104	$—	$2,450,693
Intersegment	119	(10)	1,094	74	(1,277)	—
Total segment revenue	$1,080,520	$824,206	$337,066	$210,178	$(1,277)	$2,450,693
Segment EBITDA	$163,825	$89,982	$41,792	$23,301	$—	$318,900
Depreciation and amortization (1)	17,622	28,280	5,283	6,531	—	57,716
Three Months Ended June 30, 2015
Revenue:
Third Party	$1,044,779	$509,833	$283,458	$—	$—	$1,838,070
Intersegment	372	70	872	—	(1,314)	—
Total segment revenue	$1,045,151	$509,903	$284,330	$—	$(1,314)	$1,838,070
Segment EBITDA	$138,880	$53,943	$40,198	$—	$—	$233,021
Depreciation and amortization (1)	17,249	8,704	5,092	—	—	31,045

	North America	Europe	Specialty	Glass	Eliminations	Consolidated
Six Months Ended June 30, 2016
Revenue:
Third Party	$2,167,764	$1,370,967	$623,334	$210,104	$—	$4,372,169
Intersegment	333	—	2,045	74	(2,452)	—
Total segment revenue	$2,168,097	$1,370,967	$625,379	$210,178	$(2,452)	$4,372,169
Segment EBITDA	$311,200	$147,480	$73,530	$23,301	$—	$555,511
Depreciation and amortization (1)	35,137	38,588	10,626	6,531	—	90,882
Six Months Ended June 30, 2015
Revenue:
Third Party	$2,090,858	$997,179	$523,945	$—	$—	$3,611,982
Intersegment	466	70	1,607	—	(2,143)	—
Total segment revenue	$2,091,324	$997,249	$525,552	$—	$(2,143)	$3,611,982
Segment EBITDA	$288,268	$100,466	$65,602	$—	$—	$454,336
Depreciation and amortization (1)	34,515	17,055	10,144	—	—	61,714
(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. Segment EBITDA is calculated as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses (including inventory step-up adjustments related to acquisitions) and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding depreciation, amortization, interest (including loss on debt extinguishment) and taxes. Loss on debt extinguishment is considered a component of interest in calculating EBITDA.
The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment EBITDA	$318,900	$233,021	$555,511	$454,336
Deduct:
Restructuring and acquisition related expenses (1)	9,080	1,663	23,891	8,151
Inventory step-up adjustment - acquisition related (2)	10,213	—	10,213	—
Change in fair value of contingent consideration liabilities (3)	46	125	119	276
Add:
Equity in earnings of unconsolidated subsidiaries	147	(1,162)	(215)	(3,070)
Gains on foreign exchange contracts - acquisition related (4)	—	—	18,342	—
EBITDA	299,708	230,071	539,415	442,839
Depreciation and amortization - cost of goods sold	5,187	1,263	6,665	2,479
Depreciation and amortization	52,529	29,782	84,217	59,235
Interest expense, net	26,381	14,622	40,973	29,528
Loss on debt extinguishment	—	—	26,650	—
Provision for income taxes	74,874	64,682	132,441	124,780
Net income	$140,737	$119,722	$248,469	$226,817

(1) See Note 4, "Restructuring and Acquisition Related Expenses," for further information.

(2) Reflects the impact on Cost of Goods Sold of the step-up acquisition adjustment to record PGW inventory at its fair value.
(3) See Note 10, "Fair Value Measurements," for further information on our contingent consideration liabilities.
(4) Reflects gains on foreign currency forwards used to fix the Euro purchase price of Rhiag. See Note 2, "Business Combinations," for further information.

The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Capital Expenditures
North America	$19,448	$14,744	$42,231	$30,147
Europe	21,444	22,303	40,551	30,172
Specialty	2,150	3,620	10,653	6,444
Glass	8,884	—	8,884	—
	$51,926	$40,667	$102,319	$66,763
The following table presents assets by reportable segment (in thousands):

	June 30,	December 31,
	2016	2015
Receivables, net
North America	$331,359	$314,743
Europe (1)	444,064	215,710
Specialty	99,871	59,707
Glass (1)	119,859	—
Total receivables, net	995,153	590,160
Inventories, net
North America	807,132	847,787
Europe (1)	613,928	427,323
Specialty	305,396	281,442
Glass (1)	164,080	—
Total inventories, net	1,890,536	1,556,552
Property, Plant and Equipment, net
North America	479,907	467,961
Europe (1)	242,741	175,455
Specialty	58,443	53,151
Glass (1)	273,955	—
Total property, plant and equipment, net	1,055,046	696,567
Other unallocated assets	4,245,209	2,804,558
Total assets	$8,185,944	$5,647,837
(1) The increase in assets for our Europe and Glass segments primarily relates to the Rhiag and PGW acquisitions, respectively (see "Note 2, "Business Combinations" for further detail).
We report net receivables, inventories, and net property, plant and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles and deferred income taxes.

The majority of our operations are conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, France, Sweden, and Norway. As part of the Rhiag and PGW acquisitions we expanded our operations into Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland, Spain, and Germany. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
United States	$1,483,840	$1,228,424	$2,768,807	$2,423,369
United Kingdom	358,266	347,064	707,942	690,671
Other countries	608,587	262,582	895,420	497,942
	$2,450,693	$1,838,070	$4,372,169	$3,611,982

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2016	2015
Long-lived Assets
United States	$749,504	$493,300
United Kingdom	147,556	138,546
Other countries	157,986	64,721
	$1,055,046	$696,567

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Aftermarket, other new and refurbished products	$1,756,334	$1,296,168	$3,144,070	$2,542,639
Recycled, remanufactured and related products and services	435,023	408,180	865,612	806,625
Manufactured products (1)	140,632	—	140,632	—
Other	118,704	133,722	221,855	262,718
	$2,450,693	$1,838,070	$4,372,169	$3,611,982

(1) Includes sales of PGW's manufactured and fabricated OEM automotive glass products. Sales of PGW's aftermarket automotive glass products are included within Aftermarket, other new and refurbished products above.
Our North American reportable segment generates revenue from all of our product categories, except manufactured products, while our European and Specialty segments generate revenue primarily from the sale of aftermarket products. Our Glass segment generates revenue from both the sale of aftermarket products and the sale of manufactured products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations.

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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$52,144	$31,140	$189,919	$—	$273,203
Receivables, net	—	372,413	622,740	—	995,153
Intercompany receivables, net	14,864	11,224	—	(26,088)	—
Inventories, net	—	1,203,556	686,980	—	1,890,536
Prepaid expenses and other current assets	2,083	53,520	83,933	—	139,536
Total Current Assets	69,091	1,671,853	1,583,572	(26,088)	3,298,428
Property, Plant and Equipment, net	271	743,265	311,510	—	1,055,046
Intangible Assets:
Goodwill	—	1,825,033	1,234,455	—	3,059,488
Other intangibles, net	—	161,257	469,103	—	630,360
Investment in Subsidiaries	5,038,195	278,799	—	(5,316,994)	—
Intercompany Notes Receivable	1,130,732	780,340	—	(1,911,072)	—
Other Assets	41,418	80,687	28,361	(7,844)	142,622
Total Assets	$6,279,707	$5,541,234	$3,627,001	$(7,261,998)	$8,185,944
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,669	$355,545	$377,924	$—	$735,138
Intercompany payables, net	—	—	26,088	(26,088)	—
Accrued expenses:
Accrued payroll-related liabilities	4,726	48,724	49,512	—	102,962
Other accrued expenses	5,085	90,554	133,017	—	228,656
Other current liabilities	283	16,820	23,691	—	40,794
Current portion of long-term obligations	19,262	2,826	38,744	—	60,832
Total Current Liabilities	31,025	514,469	648,976	(26,088)	1,168,382
Long-Term Obligations, Excluding Current Portion	2,146,730	8,449	1,119,450	—	3,274,629
Intercompany Notes Payable	750,000	1,114,430	46,642	(1,911,072)	—
Deferred Income Taxes	—	111,766	121,416	(7,844)	225,338
Other Noncurrent Liabilities	44,313	124,822	40,821	—	209,956
Stockholders’ Equity	3,307,639	3,667,298	1,649,696	(5,316,994)	3,307,639
Total Liabilities and Stockholders' Equity	$6,279,707	$5,541,234	$3,627,001	$(7,261,998)	$8,185,944

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$17,616	$13,432	$56,349	$—	$87,397
Receivables, net	—	214,502	375,658	—	590,160
Intercompany receivables, net	3	—	13,544	(13,547)	—
Inventories, net	—	1,060,834	495,718	—	1,556,552
Prepaid expenses and other current assets	15,254	44,810	46,539	—	106,603
Total Current Assets	32,873	1,333,578	987,808	(13,547)	2,340,712
Property, Plant and Equipment, net	339	494,658	201,570	—	696,567
Intangible Assets:
Goodwill	—	1,640,745	678,501	—	2,319,246
Other intangibles, net	—	141,537	73,580	—	215,117
Investment in Subsidiaries	3,456,837	285,284	—	(3,742,121)	—
Intercompany Notes Receivable	630,717	61,764	—	(692,481)	—
Other Assets	35,649	28,184	18,218	(5,856)	76,195
Total Assets	$4,156,415	$3,985,750	$1,959,677	$(4,454,005)	$5,647,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$681	$229,519	$185,388	$—	$415,588
Intercompany payables, net	—	13,544	3	(13,547)	—
Accrued expenses:
Accrued payroll-related liabilities	4,395	48,698	33,434	—	86,527
Other accrued expenses	5,399	80,886	75,940	—	162,225
Other current liabilities	284	15,953	15,359	—	31,596
Current portion of long-term obligations	21,041	1,425	33,568	—	56,034
Total Current Liabilities	31,800	390,025	343,692	(13,547)	751,970
Long-Term Obligations, Excluding Current Portion	976,353	7,487	544,828	—	1,528,668
Intercompany Notes Payable	—	615,488	76,993	(692,481)	—
Deferred Income Taxes	—	113,905	19,190	(5,856)	127,239
Other Noncurrent Liabilities	33,580	70,109	21,589	—	125,278
Stockholders’ Equity	3,114,682	2,788,736	953,385	(3,742,121)	3,114,682
Total Liabilities and Stockholders’ Equity	$4,156,415	$3,985,750	$1,959,677	$(4,454,005)	$5,647,837

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,530,947	$953,917	$(34,171)	$2,450,693
Cost of goods sold	—	951,356	611,561	(34,171)	1,528,746
Gross margin	—	579,591	342,356	—	921,947
Facility and warehouse expenses	—	118,649	60,021	—	178,670
Distribution expenses	—	118,321	66,010	—	184,331
Selling, general and administrative expenses	8,887	132,488	112,778	—	254,153
Restructuring and acquisition related expenses	—	7,082	1,998	—	9,080
Depreciation and amortization	33	23,461	29,035	—	52,529
Operating (loss) income	(8,920)	179,590	72,514	—	243,184
Other expense (income):
Interest expense (income), net	17,804	(309)	8,886	—	26,381
Intercompany interest (income) expense, net	(2,355)	2,376	(21)	—	—
Other expense (income), net	33	(284)	1,590	—	1,339
Total other expense, net	15,482	1,783	10,455	—	27,720
(Loss) income before (benefit) provision for income taxes	(24,402)	177,807	62,059	—	215,464
(Benefit) provision for income taxes	(9,384)	72,019	12,239	—	74,874
Equity in earnings of unconsolidated subsidiaries	—	347	(200)	—	147
Equity in earnings of subsidiaries	155,755	431	—	(156,186)	—
Net income	$140,737	$106,566	$49,620	$(156,186)	$140,737

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,269,541	$599,744	$(31,215)	$1,838,070
Cost of goods sold	—	770,026	375,315	(31,215)	1,114,126
Gross margin	—	499,515	224,429	—	723,944
Facility and warehouse expenses	—	100,289	36,090	—	136,379
Distribution expenses	—	102,753	47,286	—	150,039
Selling, general and administrative expenses	8,761	119,958	77,077	—	205,796
Restructuring and acquisition related expenses	—	1,185	478	—	1,663
Depreciation and amortization	39	19,873	9,870	—	29,782
Operating (loss) income	(8,800)	155,457	53,628	—	200,285
Other expense (income):
Interest expense (income), net	12,241	(172)	2,553	—	14,622
Intercompany interest (income) expense, net	(10,378)	7,056	3,322	—	—
Other expense (income), net	2	(1,106)	1,201	—	97
Total other expense, net	1,865	5,778	7,076	—	14,719
(Loss) income before (benefit) provision for income taxes	(10,665)	149,679	46,552	—	185,566
(Benefit) provision for income taxes	(4,294)	59,495	9,481	—	64,682
Equity in earnings of unconsolidated subsidiaries	—	19	(1,181)	—	(1,162)
Equity in earnings of subsidiaries	126,093	7,335	—	(133,428)	—
Net income	$119,722	$97,538	$35,890	$(133,428)	$119,722

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,849,114	$1,589,554	$(66,499)	$4,372,169
Cost of goods sold	—	1,746,596	1,009,688	(66,499)	2,689,785
Gross margin	—	1,102,518	579,866	—	1,682,384
Facility and warehouse expenses	—	233,859	102,416	—	336,275
Distribution expenses	—	222,475	114,199	—	336,674
Selling, general and administrative expenses	19,266	259,156	194,049	—	472,471
Restructuring and acquisition related expenses	—	11,118	12,773	—	23,891
Depreciation and amortization	69	44,005	40,143	—	84,217
Operating (loss) income	(19,335)	331,905	116,286	—	428,856
Other expense (income):
Interest expense (income), net	29,921	(166)	11,218	—	40,973
Intercompany interest (income) expense, net	(13,032)	8,966	4,066	—	—
Loss on debt extinguishment	2,894	—	23,756	—	26,650
Gains on foreign exchange contracts - acquisition related	(18,342)	—	—	—	(18,342)
Other (income) expense, net	(78)	(3,084)	1,612	—	(1,550)
Total other expense, net	1,363	5,716	40,652	—	47,731
(Loss) income before (benefit) provision for income taxes	(20,698)	326,189	75,634	—	381,125
(Benefit) provision for income taxes	(7,961)	125,464	14,938	—	132,441
Equity in earnings of unconsolidated subsidiaries	(795)	352	228	—	(215)
Equity in earnings of subsidiaries	262,001	12,373	—	(274,374)	—
Net income	$248,469	$213,450	$60,924	$(274,374)	$248,469

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,495,449	$1,182,687	$(66,154)	$3,611,982
Cost of goods sold	—	1,510,829	743,884	(66,154)	2,188,559
Gross margin	—	984,620	438,803	—	1,423,423
Facility and warehouse expenses	—	198,050	70,986	—	269,036
Distribution expenses	—	198,745	93,008	—	291,753
Selling, general and administrative expenses	16,392	241,620	151,025	—	409,037
Restructuring and acquisition related expenses	—	7,245	906	—	8,151
Depreciation and amortization	79	39,764	19,392	—	59,235
Operating (loss) income	(16,471)	299,196	103,486	—	386,211
Other expense (income):
Interest expense (income), net	24,555	(129)	5,102	—	29,528
Intercompany interest (income) expense, net	(21,201)	14,315	6,886	—	—
Other expense (income), net	27	(2,841)	4,830	—	2,016
Total other expense, net	3,381	11,345	16,818	—	31,544
(Loss) income before (benefit) provision for income taxes	(19,852)	287,851	86,668	—	354,667
(Benefit) provision for income taxes	(8,049)	115,272	17,557	—	124,780
Equity in earnings of unconsolidated subsidiaries	—	30	(3,100)	—	(3,070)
Equity in earnings of subsidiaries	238,620	14,595	—	(253,215)	—
Net income	$226,817	$187,204	$66,011	$(253,215)	$226,817

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$140,737	$106,566	$49,620	$(156,186)	$140,737
Other comprehensive (loss) income:
Foreign currency translation	(73,257)	(15,116)	(73,830)	88,946	(73,257)
Net change in unrecognized gains/losses on derivative instruments, net of tax	(3,614)	—	99	(99)	(3,614)
Net change in unrealized gains/losses on pension plans, net of tax	120	—	120	(120)	120
Total other comprehensive loss	(76,751)	(15,116)	(73,611)	88,727	(76,751)
Total comprehensive income (loss)	$63,986	$91,450	$(23,991)	$(67,459)	$63,986

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$119,722	$97,538	$35,890	$(133,428)	$119,722
Other comprehensive income (loss):
Foreign currency translation	44,510	13,134	44,216	(57,350)	44,510
Net change in unrecognized gains/losses on derivative instruments, net of tax	918	—	191	(191)	918
Change in unrealized gain on pension plans, net of tax	(21)	—	(21)	21	(21)
Total other comprehensive income	45,407	13,134	44,386	(57,520)	45,407
Total comprehensive income	$165,129	$110,672	$80,276	$(190,948)	$165,129

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$248,469	$213,450	$60,924	$(274,374)	$248,469
Other comprehensive (loss) income:
Foreign currency translation	(73,117)	(17,971)	(76,869)	94,840	(73,117)
Net change in unrecognized gains/losses on derivative instruments, net of tax	(3,182)	—	195	(195)	(3,182)
Net change in unrealized gains/losses on pension plans, net of tax	267	—	267	(267)	267
Total other comprehensive loss	(76,032)	(17,971)	(76,407)	94,378	(76,032)
Total comprehensive income (loss)	$172,437	$195,479	$(15,483)	$(179,996)	$172,437

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$226,817	$187,204	$66,011	$(253,215)	$226,817
Other comprehensive (loss) income:
Foreign currency translation	(10,300)	(1,238)	(8,583)	9,821	(10,300)
Net change in unrecognized gains/losses on derivative instruments, net of tax	1,201	—	129	(129)	1,201
Change in unrealized gains/losses on pension plans, net of tax	107	—	107	(107)	107
Total other comprehensive loss	(8,992)	(1,238)	(8,347)	9,585	(8,992)
Total comprehensive income	$217,825	$185,966	$57,664	$(243,630)	$217,825

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$136,098	$300,978	$66,346	$(148,192)	$355,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2)	(57,742)	(44,575)	—	(102,319)
Investment and intercompany note activity with subsidiaries	(1,293,298)	(34,448)	—	1,327,746	—
Acquisitions, net of cash acquired	—	(661,852)	(606,989)	—	(1,268,841)
Proceeds from foreign exchange contracts	18,342	—	—	—	18,342
Other investing activities, net	—	400	10,913	—	11,313
Net cash used in investing activities	(1,274,958)	(753,642)	(640,651)	1,327,746	(1,341,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,889	—	—	—	4,889
Excess tax benefit from stock-based payments	6,685	—	—	—	6,685
Taxes paid related to net share settlements of stock-based compensation awards	(2,281)	—	—	—	(2,281)
Debt issuance costs	(7,100)	—	(9,071)	—	(16,171)
Proceeds from issuance of Euro notes	—	—	563,450	—	563,450
Borrowings under revolving credit facilities	1,204,000	—	618,020	—	1,822,020
Repayments under revolving credit facilities	(119,000)	—	(893,362)	—	(1,012,362)
Borrowings under term loans	89,317	—	249,161	—	338,478
Repayments under term loans	(3,122)	—	(1,599)	—	(4,721)
Borrowings under receivables securitization facility	—	—	97,000	—	97,000
Repayments under receivables securitization facility	—	—	(66,480)	—	(66,480)
Repayments of other debt, net	—	(1,657)	(6,167)	—	(7,824)
Repayment of Rhiag debt and related payments	—	—	(543,347)	—	(543,347)
Payments of other obligations	—	(1,371)	—	—	(1,371)
Investment and intercompany note activity with parent	—	621,619	706,127	(1,327,746)	—
Dividends	—	(148,192)	—	148,192	—
Net cash provided by financing activities	1,173,388	470,399	713,732	(1,179,554)	1,177,965
Effect of exchange rate changes on cash and equivalents	—	(27)	(5,857)	—	(5,884)
Net increase in cash and equivalents	34,528	17,708	133,570	—	185,806
Cash and equivalents, beginning of period	17,616	13,432	56,349	—	87,397
Cash and equivalents, end of period	$52,144	$31,140	$189,919	$—	$273,203

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$121,024	$188,713	$89,630	$(116,668)	$282,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3)	(34,791)	(31,969)	—	(66,763)
Investment and intercompany note activity with subsidiaries	30,818	—	—	(30,818)	—
Acquisitions, net of cash acquired	—	(6,583)	(30,625)	—	(37,208)
Other investing activities, net	—	585	(5,794)	—	(5,209)
Net cash provided by (used in) investing activities	30,815	(40,789)	(68,388)	(30,818)	(109,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,288	—	—	—	3,288
Excess tax benefit from stock-based payments	6,737	—	—	—	6,737
Taxes paid related to net share settlements of stock-based compensation awards	(5,243)	—	—	—	(5,243)
Borrowings under revolving credit facilities	132,000	—	67,621	—	199,621
Repayments under revolving credit facilities	(215,000)	—	(79,276)	—	(294,276)
Repayments under term loans	(11,250)	—	—	—	(11,250)
Borrowings under receivables securitization facility	—	—	2,100	—	2,100
Repayments under receivables securitization facility	—	—	(1,758)	—	(1,758)
Repayments of other debt, net	(31,500)	(596)	(9,994)	—	(42,090)
Payments of other obligations	—	(2,050)	—	—	(2,050)
Investment and intercompany note activity with parent	—	(32,051)	1,233	30,818	—
Dividends	—	(116,668)	—	116,668	—
Net cash used in financing activities	(120,968)	(151,365)	(20,074)	147,486	(144,921)
Effect of exchange rate changes on cash and equivalents	—	53	167	—	220
Net increase (decrease) in cash and equivalents	30,871	(3,388)	1,335	—	28,818
Cash and equivalents, beginning of period	14,930	32,103	67,572	—	114,605
Cash and equivalents, end of period	$45,801	$28,715	$68,907	$—	$143,423

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
Overview
We are a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, specialty vehicle products and accessories, and automotive glass products.
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
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic and Switzerland. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S and Canada.
On April 21, 2016, we expanded our product offerings to include OEM and aftermarket automotive glass products through our acquisition of Pittsburgh Glass Works LLC (“PGW”). With our acquisition of PGW, we are a leading global distributor and manufacturer of automotive glass products reaching most major markets in North America, Europe, and Asia.
We are organized into five operating segments: Wholesale - North America; Europe; Specialty; Glass; and Self Service. We aggregate our Wholesale - North America and Self Service operating segments into one reportable segment, North America, resulting in four reportable segments: North America, Europe, Specialty and Glass.
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
Acquisitions and Investments
Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. We target companies that are market leaders, will expand our geographic presence and will enhance our ability to provide a wide array of automotive products to our customers through our distribution network.

On March 18, 2016, LKQ and its wholly-owned subsidiary LKQ Italia S.r.l. acquired Rhiag-Inter Auto Parts Italia S.p.A. ("Rhiag"), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. This acquisition expands LKQ's geographic presence in continental Europe, and we believe the acquisition will generate potential purchasing synergies.
On April 21, 2016, LKQ acquired PGW, a leading global distributor and manufacturer of automotive glass products. PGW’s business comprises wholesale and retail distribution services, automotive glass manufacturing, and retailer alliance partnerships. The acquisition expands our addressable market in North America and globally. Additionally, we believe the acquisition will create potential distribution synergies with our existing network.
In addition to our acquisitions of Rhiag and PGW, we acquired two wholesale business in Europe during the six months ended June 30, 2016.
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
See Note 2, "Business Combinations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products; (ii) recycled, remanufactured and related products and services; and (iii) manufactured products. Our service revenue is generated primarily from the sale of extended warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. During the six months ended June 30, 2016, parts and services revenue represented approximately 95% of our consolidated revenue.
The majority of our parts and services revenue is generated from the sale of vehicle replacement products to collision and mechanical repair shops. In North America, our vehicle replacement products include sheet metal crash parts such as doors, hoods, and fenders; bumper covers; mirrors and grills; head and tail lamps; wheels; and large mechanical items such as engines and transmissions. In Europe, our products include a wide variety of small mechanical products such as filters, belts and hoses, spark plugs, alternators and water pumps, batteries, suspension and brake parts, clutches, and oil and lubricants. The demand for these products is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, seasonal weather patterns and local weather conditions, and the availability and pricing of new OEM parts. With respect to collision related products, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our vehicle replacement products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters, and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of products for our customers when we perform these services for insurance carriers. There is no standard price for many of our vehicle replacement products, but rather a pricing structure that varies from day to day based upon such factors as new OEM product prices, product availability, quality, demand, the age and mileage of the vehicle from which a recycled part was obtained, competitor pricing and our product cost.
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

With our April 21, 2016 acquisition of PGW, we present a new revenue product category, manufactured products, which includes revenue from the production and fabrication of shaped glass parts and attachment of assemblies. Products include laminated, laminated coated, and tempered glass parts, which are delivered either directly to the assembly lines of vehicle manufacturers or to other suppliers performing additional complex assemblies. Additionally, our revenue from aftermarket, other new and refurbished products includes revenue generated from the distribution of purchased and internally manufactured automotive replacement glass and assemblies, such as backlites, roof panels, sidelites, windshields, and glass installation accessories. These products are sold primarily to glass repair and replacement shops, and prices for these products are based on manufacturers' suggested retail prices, with discounts applied based on prevailing market conditions, customer volumes and promotions that we may offer from time to time.
For the six months ended June 30, 2016, revenue from other sources represented approximately 5% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers (including cores), and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
Cost of Goods Sold
Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and overhead costs related to the purchasing, warehousing and distribution of our inventory, including labor, facility and equipment costs and depreciation. Our aftermarket products are acquired from a number of vendors. Our cost of goods sold for refurbished products includes the price we pay for cores, freight, and costs to refurbish the parts, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our refurbishing operations. Our cost of goods sold for manufactured automotive glass products includes the price we pay for raw materials, freight, and costs to produce the parts, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our glass operations.
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

Our distribution expenses primarily include our costs to prepare and deliver our products to our customers, except for PGW's OEM glass products, which are generally picked up at our facilities by the customer. PGW's distribution costs thus tend to be lower than our other businesses. Included in our distribution expense category are personnel costs such as wages, employee benefits and incentive compensation for drivers; third party freight costs; fuel; and expenses related to our delivery and transfer trucks, including vehicle leases, repairs and maintenance and insurance.
Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel; advertising, promotion and marketing costs; credit card fees; telephone and other communication expenses; and bad debt expense. Personnel costs generally account for between 70% and 75% of our selling and marketing expenses. Most of our sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.
Our general and administrative expenses primarily include the costs of our corporate offices and field support center, which provide management, treasury, accounting, legal, payroll, business development, human resources and information systems functions. General and administrative expenses include wages, benefits, stock-based compensation and other incentive compensation for corporate, regional and administrative personnel; information systems support and maintenance expenses; research and development expenses; and accounting, legal and other professional fees.
Seasonality
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related accidents, which generate repairs. We expect our specialty vehicle operations to generate greater revenue and earnings in the first half of the year, when vehicle owners tend to install this equipment. We expect our aftermarket glass operations to generate greater revenue and earnings in the second and third quarters, when the demand for glass replacements increases after the winter weather. Operating results in our OEM glass operations fluctuate from quarter to quarter based on manufacturer production schedules, although production tends to slow down in late summer and near holidays, especially at calendar year-end.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on February 25, 2016, includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the six months ended June 30, 2016. However, we have evaluated our goodwill for impairment as of an interim date as described below.
Goodwill Impairment
We are required to test our goodwill for impairment at least annually or whenever events or circumstances indicate that impairment may have occurred. In 2015, we performed the step one goodwill impairment test for our Self Service reporting unit; the results of our analysis indicated that the fair value of the Self Service reporting unit exceeded its carrying value by approximately 11%. In 2016, we will continue to monitor the performance of our Self Service reporting unit as changes to our forecasts may result in the determination that an impairment adjustment is required. As of the quarter ended June 30, 2016, the forecasts utilized in our 2015 Self Service annual impairment test remain unchanged.
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
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.4%	60.6%	61.5%	60.6%
Gross margin	37.6%	39.4%	38.5%	39.4%
Facility and warehouse expenses	7.3%	7.4%	7.7%	7.4%
Distribution expenses	7.5%	8.2%	7.7%	8.1%
Selling, general and administrative expenses	10.4%	11.2%	10.8%	11.3%
Restructuring and acquisition related expenses	0.4%	0.1%	0.5%	0.2%
Depreciation and amortization	2.1%	1.6%	1.9%	1.6%
Operating income	9.9%	10.9%	9.8%	10.7%
Other expense, net	1.1%	0.8%	1.1%	0.9%
Income before provision for income taxes	8.8%	10.1%	8.7%	9.8%
Provision for income taxes	3.1%	3.5%	3.0%	3.5%
Equity in earnings of unconsolidated subsidiaries	0.0%	(0.1)%	(0.0)%	(0.1)%
Net income	5.7%	6.5%	5.7%	6.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	June 30,		Percentage Change in Revenue
	2016	2015	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$2,331,989	$1,704,348	5.4%	32.8%	(1.4)%	36.8%
Other revenue	118,704	133,722	(16.2)%	5.2%	(0.2)%	(11.2)%
Total revenue	$2,450,693	$1,838,070	3.8%	30.8%	(1.3)%	33.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 36.8% represents increases of 5.6% in North America, 61.8% in Europe, 18.5% in Specialty, and the addition of Glass segment revenue with the acquisition of PGW in April 2016. The decrease in other revenue of 11.2% primarily consisted of a $21.7 million organic decline in other revenue partially offset by $6.9 million of acquisition related growth. Refer to the discussion of our segment results of operations for factors contributing to revenue changes during the second quarter of 2016 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold increased to 62.4% of revenue in the second quarter of 2016 from 60.6% of revenue in the comparable prior year quarter. The increase in cost of goods sold reflects a negative effect of 1.8% and 0.7% from our PGW and Rhiag acquisitions, respectively, which have lower gross margins than our prior year consolidated gross margin. The increase in cost of goods sold related to PGW includes the impact of a one-time inventory step-up adjustment recorded upon acquisition, which reduced consolidated gross margin for the quarter by 0.4%. In addition, our cost of goods sold increased 0.3% as a result of our Specialty operations and 0.2% as a result of mix, as we generated a greater proportion of our revenue in our Specialty operations, which has lower gross margins than our other segments. Offsetting these negative impacts were decreases in cost of goods sold as a percentage of revenue due to our North America and Europe segments of 0.9% and 0.3%, respectively. The decrease in cost of goods sold as a percentage of revenue in North America reflects gross margin improvement in both our self service operations and our wholesale operations. The decrease in cost of goods sold as a percentage of revenue in Europe is primarily related to our Benelux operations. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended June 30, 2016 decreased to 7.3% from 7.4% in the same period of 2015. The change in facilities and warehouse expense reflects decreases of 0.5% and 0.3% from our acquisitions of PGW and Rhiag, respectively, which have lower facility and warehouse expenses as a percentage of revenue than our prior year consolidated facility and warehouse expenses. These decreases were offset by (i) an increase of 0.3% as a percentage of revenue due to costs associated with the opening of new branch and hub locations and the partly operational Tamworth, England distribution center, (ii) a 0.2% increase as a percentage of revenue in our North America operations primarily as a result of a realignment of plant manager responsibilities, which shifted these expenses from selling, general, and administrative expenses to facility and warehouse expenses, and (iii) an increase of 0.2% in Specialty due to the addition of two new distribution facilities and the higher cost of Coast facilities.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 7.5% in the second quarter of 2016 from 8.2% in the comparable prior year quarter. The change in distribution expense reflects a positive impact of 0.3% from each of our acquisitions, PGW and Rhiag, which have lower distribution expenses as a percentage of revenue than our prior year consolidated distribution expenses. In addition, distribution expense reflects an increase of 0.3% in freight expenses primarily from our North America operations offset by 0.2% in fuel savings.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended June 30, 2016 decreased to 10.4% of revenue from 11.2% of revenue in the prior year second quarter. The change reflects (i) a 0.6% decrease in expense from our acquisition of PGW, which has lower selling, general and administrative expenses as a percentage of revenue than our prior year consolidated selling, general and administrative expenses and (ii) a decrease of 0.2% in expense from our North America operations due to the realignment previously discussed.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2016		2015		Change
Restructuring expenses	$6,051	(1)	$937	(2)	$5,114
Acquisition related expenses	3,029	(3)	726	(4)	2,303
Total restructuring and acquisition related expenses	$9,080		$1,663		$7,417

(1)
Restructuring expenses of $4.6 million, $1.0 million, and $0.5 million for the quarter ended June 30, 2016 were primarily related to the integration of acquired businesses in our Specialty, Europe, and North America segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Restructuring expenses for the quarter ended June 30, 2015 were primarily related to the integration of acquired businesses in our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of the acquisitions into our existing business.

(3)
Acquisition related expenses for the quarter ended June 30, 2016 included $2.1 million for the acquisition of PGW, $0.4 million for our acquisition of Rhiag, and $0.5 million of external costs related to other potential acquisitions.

(4)
Acquisition related expenses for the second quarter of 2015 were primarily related to our acquisitions of six aftermarket parts distribution businesses in the Netherlands during the second quarter of 2015.

See Note 4, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2016	2015	Change
Depreciation	$28,279	$21,557	$6,722	(1)
Amortization	24,250	8,225	16,025	(2)
Total depreciation and amortization	$52,529	$29,782	$22,747

(1)
The increase in depreciation expense primarily reflects depreciation expense for property, plant and equipment recorded related to our acquisitions of Rhiag and PGW of $3.5 million and $1.0 million, respectively. The remaining change reflects increased levels of property and equipment to support our organic related growth.

(2)
The increase in amortization expense primarily reflects amortization expense for intangible assets recorded related to our acquisitions of Rhiag and PGW of $14.9 million and $1.8 million, respectively.

Other Expense, Net. The following table summarizes the components of the quarter-over-quarter increase in other expense, net (in thousands):

Other expense, net for the three months ended June 30, 2015	$14,719
Increase due to:
Interest expense, net	11,759	(1)
Other income, net	1,242
Net increase	13,001
Other expense, net for the three months ended June 30, 2016	$27,720

(1)	Additional interest primarily relates to borrowings used to fund the acquisitions of Rhiag and PGW.
Provision for Income Taxes. Our effective income tax rate was 34.8% for the three months ended June 30, 2016, compared to 34.9% for the three months ended June 30, 2015. The lower effective income tax rate for the three months ended June 30, 2016 reflects our expected geographic distribution of income, with a slightly larger proportion of our pre-tax income expected to be earned in the typically lower tax rate international jurisdictions. The discrete tax items for the three months ended June 30, 2016 and June 30, 2015 were immaterial.
Equity in Earnings of Unconsolidated Subsidiaries. In February 2016, we divested our interest in ACM Parts. We obtained ownership interests in three joint ventures, including glass manufacturing operations in China and Mexico, in April 2016 as part of our acquisition of PGW. Our equity in the net earnings of the investees was not material for the three months ended June 30, 2016.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the second quarter of 2015, the pound sterling and Canadian dollar rates used to translate the 2016 statements of income declined by 6.3% and 4.6%, respectively, while the euro increased by 2.1%. The translation effect of the change of these currencies against the U.S. dollar and realized and unrealized currency losses for the quarter resulted in a $0.01 negative effect on diluted earnings per share relative to the prior year.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Six Months Ended
	June 30,		Percentage Change in Revenue
	2016	2015	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$4,150,314	$3,349,264	5.8%	19.7%	(1.6)%	23.9%
Other revenue	221,855	262,718	(20.6)%	5.2%	(0.2)%	(15.6)%
Total revenue	$4,372,169	$3,611,982	3.9%	18.6%	(1.5)%	21.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The change in parts and services revenue of 23.9% represents increases of 6.4% in North America, 37.6% in Europe, 19.0% in Specialty, and the addition of Glass segment revenue with the acquisition of PGW in April 2016. The decrease in other revenue of 15.6% reflects lower prices received from the sale of scrap steel and other metals as well as fewer vehicles being processed than in the prior year period. Refer to the discussion of our segment results of operations for factors contributing to revenue changes during the six months ended June 30, 2016 compared to the prior year period.
Cost of Goods Sold. Our cost of goods sold increased to 61.5% of revenue in the six months ended June 30, 2016 from 60.6% of revenue in the comparable prior year period. The increase in cost of goods sold reflects a negative effect of 1.0% and 0.4% from our PGW and Rhiag acquisitions, respectively, which have lower gross margins than our prior year consolidated gross margin. The increase in cost of goods sold related to PGW includes the impact of a one-time inventory step-up adjustment recorded upon acquisition, which reduced consolidated gross margin for the quarter by 0.2%. This negative impact was partially offset by lower cost of goods sold as a percentage of revenue of 0.5% related to our North America segment, primarily in our self service operations. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the six months ended June 30, 2016 increased to 7.7% from 7.4% in the prior year period. The change in facilities and warehouse expense reflects (i) a 0.4% increase as a percentage of revenue in our North America operations primarily as a result of a realignment of plant manager responsibilities, which shifted these expenses from selling, general and administrative expenses to facility and warehouse expenses and (ii) a 0.3% increase as a percentage of revenue in our Europe operations for branch openings and the addition of facility costs for the partly operational Tamworth, England distribution center. These negative impacts were partially offset by decreases of 0.3% and 0.2% from our acquisitions of PGW and Rhiag, respectively, which have lower operating expenses as a percentage of revenue than our prior year consolidated facility and warehouse expenses.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 7.7% in the six months ended June 30, 2016 from 8.1% in the comparable prior year period. The decrease primarily relates to improvements of 0.2% and 0.1% from our acquisitions of Rhiag and PGW, respectively, which have lower distribution expenses than our prior year consolidated distribution expenses. In addition, distribution expense reflects an increase of 0.3% in freight expenses primarily from our North America operations offset by 0.2% in fuel savings.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the six months ended June 30, 2016 decreased to 10.8% of revenue from 11.3% of revenue in the prior year period. The decrease relates to an improvement of 0.3% from our acquisition of PGW, which has lower selling, general, and administrative expenses than our prior year consolidated selling, general and administrative expenses. The remaining change comes from our North America segment as a result of the realignment discussed above.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2016		2015		Change
Restructuring expenses	$8,187	(1)	$6,901	(2)	$1,286
Acquisition related expenses	15,704	(3)	1,250	(4)	14,454
Total restructuring and acquisition related expenses	$23,891		$8,151		$15,740

(1)
Restructuring expenses of $6.1 million, $1.2 million, and $0.9 million for the six months ended June 30, 2016 related to the integration of acquired businesses in our Specialty, North America, and Europe segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Restructuring expenses for the six months ended June 30, 2015 primarily related to the integration of acquired businesses in our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of the acquisitions into our existing business.

(3)
Acquisition related expenses of $15.7 million for the six months ended June 30, 2016 reflect $11.0 million and $3.9 million related to the acquisitions of Rhiag and PGW, respectively. The remaining expense was related to other completed and potential acquisitions.

(4)
Acquisition related expenses for the six months ended June 30, 2015 included $0.9 million of external costs related to our acquisitions of seven aftermarket parts distribution businesses in the Netherlands during the first half of 2015. The remaining restructuring expenses were external costs primarily related to potential acquisitions.

See Note 4, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2016	2015	Change
Depreciation	$51,066	$42,739	$8,327	(1)
Amortization	33,151	16,496	16,655	(2)
Total depreciation and amortization	$84,217	$59,235	$24,982

(1)
The increase in depreciation expense primarily reflects depreciation expense for property, plant and equipment recorded related to our acquisitions of Rhiag and PGW of $3.8 million and $1.0 million, respectively. The remaining change reflects increased levels of property and equipment to support our organic related growth.

(2)
The increase in amortization expense primarily reflects amortization expense for intangible assets recorded related to our acquisitions of Rhiag and PGW of $16.1 million and $1.8 million, respectively. These increases are offset by a decline in accelerated amortization for intangibles recognized in previous years.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the six months ended June 30, 2015	$31,544
Increase (Decrease) due to:
Interest expense, net	11,445	(1)
Loss on debt extinguishment	26,650	(2)
Gains on foreign exchange contracts - acquisition related	(18,342)	(3)
Other income, net	(3,566)	(4)
Net increase	16,187
Other expense, net for the six months ended June 30, 2016	$47,731

(1)	Additional interest primarily relates to borrowings used to fund the acquisitions of Rhiag and PGW.

(2)
During the first quarter of 2016, we incurred a $23.8 million loss on debt extinguishment as a result of our early payment of Rhiag debt assumed as part of the acquisition, and we incurred a $2.9 million loss on debt extinguishment as a result of our January 2016 amendment to our senior secured credit agreement.

(3)
In March 2016, we entered into foreign currency forward contracts to acquire a total of €588 million used to fund the purchase price of the Rhiag acquisition. The rates under the foreign currency forwards were favorable to the spot rate on March 17, 2016, and as result, these derivatives contracts generated a gain of $18.3 million.

(4)
The change in Other income, net primarily reflects the impact of foreign currency transaction gains and losses, which was a net $1.9 million favorable impact compared to the prior year period. This includes unrealized gains and losses on foreign currency transactions and unrealized mark-to-market gains and losses on foreign currency forward contracts used to hedge the purchase of inventory in our U.K. operations. The remaining change relates to miscellaneous other income.

Provision for Income Taxes. Our effective income tax rate was 34.8% for the six months ended June 30, 2016, compared to 35.2% for the six months ended June 30, 2015. The lower effective income tax rate for the six months ended June 30, 2016 is primarily a result of our expected geographic distribution of income. The discrete tax items for the six months ended June 30, 2016 and June 30, 2015 were immaterial.

Equity in Earnings of Unconsolidated Subsidiaries. In February 2016, we divested our interest in ACM Parts. We obtained ownership interests in three joint ventures, including glass manufacturing operations in China and Mexico, in the second quarter as part of our acquisition of PGW. Our equity in the net earnings of the investees was not material for the six months ended June 30, 2016.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used for the first half of 2015, the pound sterling and Canadian dollar rates used to translate the 2016 statements of income declined by 5.9%, and 7.1%, respectively. The euro remained flat relative to the first half of 2016. The translation effect of the decline of these currencies against the U.S. dollar and realized and unrealized currency losses in the first half of 2016 resulted in an approximately $0.015 negative effect on diluted earnings per share relative to the prior year period.

Results of Operations—Segment Reporting
We have five operating segments: Wholesale – North America; Europe; Specialty; Glass; and Self Service. The Glass segment was created as part of our acquisition of PGW as the business possesses different economic characteristics and has different products and services, customers, and methods of distribution. Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Therefore, we present four reportable segments: North America, Europe, Specialty and Glass.
We evaluate growth and profitability in our operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our growth and profitability, consistent with how we evaluate our performance, as this statistic removes the translation impact of exchange rate fluctuations, which is non-operational. Constant currency Segment EBITDA results are calculated by translating prior year Segment EBITDA in local currency using the current year's currency conversion rate. This non-GAAP measure has important limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Our use of this term may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Total Segment Revenue	2015	% of Total Segment Revenue	2016	% of Total Segment Revenue	2015	% of Total Segment Revenue
Third Party Revenue
North America	$1,080,401		$1,044,779		$2,167,764		$2,090,858
Europe	824,216		509,833		1,370,967		997,179
Specialty	335,972		283,458		623,334		523,945
Glass	210,104		—		210,104		—
Total third party revenue	$2,450,693		$1,838,070		$4,372,169		$3,611,982
Total Revenue
North America	$1,080,520		$1,045,151		$2,168,097		$2,091,324
Europe	824,206		509,903		1,370,967		997,249
Specialty	337,066		284,330		625,379		525,552
Glass	210,178		—		210,178		—
Eliminations	(1,277)		(1,314)		(2,452)		(2,143)
Total revenue	$2,450,693		$1,838,070		$4,372,169		$3,611,982
Segment EBITDA
North America	$163,825	15.2%	$138,880	13.3%	$311,200	14.4%	$288,268	13.8%
Europe	89,982	10.9%	53,943	10.6%	147,480	10.8%	100,466	10.1%
Specialty	41,792	12.4%	40,198	14.1%	73,530	11.8%	65,602	12.5%
Glass	23,301	11.1%	—	n/m	23,301	11.1%	—	n/m
Total Segment EBITDA	$318,900	13.0%	$233,021	12.7%	$555,511	12.7%	$454,336	12.6%
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
Because our Glass segment was formed on April 21, 2016 with our PGW acquisition, the discussion of our consolidated results of operations covers the factors driving the year-over-year performance of our existing business and also discusses the effect of the Glass operations on our consolidated results. Results for the Glass segment will not have a comparative period until the second quarter of 2017. However, compared to its unaudited results for the first half of 2015, PGW's revenue was relatively flat with an increase in OEM sales offset by a decline in ARG sales due to challenging market conditions, primarily due to the impact of milder winter weather conditions.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
North America	2016	2015	Organic		Acquisition (3)	Foreign Exchange (4)	Total Change
Parts & services revenue	$962,954	$912,159	3.1%	(1)	2.8%	(0.3)%	5.6%
Other revenue	117,447	132,620	(16.3)%	(2)	5.0%	(0.2)%	(11.4)%
Total third party revenue	$1,080,401	$1,044,779	0.6%		3.1%	(0.3)%	3.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was predominantly attributable to pricing in our wholesale operations. In addition, revenue grew as we generated higher sales volumes in our salvage operations in the second quarter of 2016 compared to the same period in 2015. The volume increase was offset by a negative mix impact as we saw a smaller percentage of sales from high value salvage part types in 2016. Aftermarket sales volumes were flat quarter over quarter as we believe milder winter weather conditions in North America in the first quarter of 2016 negatively impacted collision part sales into the second quarter. Sales volumes in the first half of the second quarter are typically influenced by accident activity in the winter months, and the milder conditions reduced the backlog at repair shops relative to the same period in the prior year.

(2)
The $15 million decrease in other revenue related primarily to (i) a $7 million reduction due to the sale of our precious metals business late in the second quarter of 2015 and (ii) a $7 million decline in revenue from metals, such as those found in catalytic converters (platinum, palladium and rhodium), aluminum wheels and copper wiring, all due to lower prices year over year.

(3)
The acquired revenue growth reflects the impact of our acquisition of three wholesale businesses and one self service retail operation acquired since the beginning of the second quarter of 2015 up to the one year anniversary of the acquisition date.

(4)
Compared to the prior year, exchange rates reduced our revenue growth by 0.3%, primarily due to the strengthening of the U.S. dollar against the Canadian dollar in the second quarter 2016 compared to the prior year second quarter.

Segment EBITDA. Segment EBITDA increased $24.9 million, or 18.0%, in the second quarter of 2016 compared to the prior year second quarter. While other revenue for the second quarter of 2016 decreased from the prior year period, increases in sequential scrap steel prices in our salvage and self service operations benefited gross margins and had a favorable impact of $10.6 million on North America Segment EBITDA and a $0.02 positive effect on diluted earnings per share during the second quarter of 2016. This favorable impact results from the increase in scrap steel prices between the date we purchased the car, which influences the price we pay for the car, and the date we scrap the car, which influences the price we receive for scrapping the vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2015	13.3%
Increase (decrease) due to:
Change in gross margin	1.7%	(1)
Change in segment operating expenses	0.3%	(2)
Change in other expense, net	(0.1)%
Segment EBITDA for the three months ended June 30, 2016	15.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflects a 1.1% favorable impact from our self service operations, as well as a favorable impact of 0.6% from our wholesale operations. Gross margins at our self service operations improved as car costs have decreased by a greater percentage year over year than revenue. We experienced a 0.4% favorable impact on gross margin as a result of procurement initiatives implemented in our aftermarket operations during 2016, which reduced our product costs. Aftermarket gross margins also improved as a result of a favorable price impact as mentioned in the third party revenue discussion above.

(2)
The decline in segment operating expenses as a percentage of revenue was primarily due to a 0.2% improvement in facility costs as a percentage of revenue and a 0.2% improvement in fuel costs as a percentage of revenue, partially offset by a 0.3% increase in freight costs as a percentage of revenue. The remaining reduction in segment operating expenses as a percentage of revenue was attributable to a number of individually insignificant decreases across various operating expense categories.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Europe	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$822,959	$508,731	8.0%	57.5%	(3.7)%	61.8%
Other revenue	1,257	1,102	(4.9)%	21.6%	(2.6)%	14.1%
Total third party revenue	$824,216	$509,833	8.0%	57.4%	(3.7)%	61.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 9.6%, while in our Benelux region operations, parts and services revenue grew organically by 4.4%. Our organic revenue growth in the U.K. operations, which primarily resulted from higher sales volumes, was composed of a 7.8% increase in revenue from stores open more than 12 months, a 1.8% increase from revenue generated by 14 branch openings since the second quarter of the prior year through the one year anniversary of their respective opening dates, and two additional selling days in the second quarter of 2016 compared to the prior year quarter. Organic revenue growth in our Benelux operations was primarily due to two additional selling days in the second quarter of 2016 compared to the prior year quarter.

(2)
Acquisition related growth for the second quarter of 2016 includes $284.3 million from our acquisition of Rhiag. The remainder of our acquired revenue growth reflects our acquisition of 12 distribution companies in the Netherlands and 2 salvage businesses in Sweden acquired since the beginning of the second quarter of 2015 up to the one year anniversary of the acquisition date.

(3)
Compared to the prior year quarter, exchange rates reduced our revenue growth by $19.0 million, or 3.7%, primarily due to the strengthening of the U.S. dollar against the pound sterling in the second quarter of 2016, partially offset by the weakening of the U.S. dollar against the euro in the second quarter of 2016.

Segment EBITDA. Segment EBITDA increased $36.0 million, or 66.8%, in the second quarter of 2016 compared to the prior year second quarter. Our Europe Segment EBITDA includes a negative year over year impact of $2.3 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2015. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $38.3 million, or 71.0%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended June 30, 2016.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2015	10.6%
(Decrease) increase due to:
Change in gross margin	(0.5)%	(1)
Change in segment operating expenses	0.7%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended June 30, 2016	10.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin is primarily due to a 1.5% decline in gross margins as a result of the acquisition of Rhiag, which has lower gross margins than our other Europe operations. This decrease was partially offset by a 1.0% increase related to our Benelux operations primarily as a result of internalizing incremental gross margin from our 2015 acquisitions of 11 Netherlands distributors and the introduction of new product lines with higher margins than our existing product line sales.

(2)
The decrease in segment operating expenses as a percentage of revenue reflects (i) a 1.7% decrease related to the acquisition of Rhiag, which has lower operating expenses as a percentage of revenue than our existing Europe operations and (ii) a decrease of 0.4% in selling, general, and administrative expenses from our U.K. operations due to an increase in operating leverage. These decreases are partially offset by (i) an increase in facility and warehouse expenses of 1.1% primarily from our U.K. operations due to increases from opening 14 new branches and 4 new hubs since the beginning of the prior year second quarter as well as the addition of facility and personnel costs for the newly operating Tamworth distribution facility and (ii) an increase of 0.3% in facility and warehouse personnel expenses from our Benelux operations primarily related to the introduction of new product lines.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Specialty	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$335,972	$283,458	8.0%	11.1%	(0.5)%	18.5%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$335,972	$283,458	8.0%	11.1%	(0.5)%	18.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts and services revenue reflects an increase in service levels in various regions of North America as we expand the breadth and depth of our inventory offerings and add delivery capacity to our integrated distribution network to allow us to realize synergies associated with the integration of Coast. In addition, we continue to see growth from favorable macro trends and economic conditions, which has increased consumer discretionary spending on automotive and recreational vehicle ("RV") parts and accessories.

(2)	Acquisition related growth reflects the impact of the acquisition of Coast on August 19, 2015.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by 0.5%, primarily due to the strengthening of the U.S. dollar against the Canadian dollar in the second quarter 2016 compared to the prior year second quarter.

Segment EBITDA. Segment EBITDA increased $1.6 million, or 4.0%, in the second quarter of 2016 compared to the prior year second quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2015	14.1%
(Decrease) increase due to:
Change in gross margin	(1.6)%	(1)
Change in segment operating expenses	(0.3)%	(2)
Change in other expense, net	0.2%
Segment EBITDA for the three months ended June 30, 2016	12.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin reflects (i) a 0.9% increase in inventory costs, which were higher due to the stocking of two distribution centers in the second quarter of 2016 which were not yet operational in the prior year period, (ii) 0.7% of unfavorable gross margin impact due to customer volume rebate adjustments which have increased along with sales volumes, and (iii) a 0.3% net negative impact from the timing of recognizing certain advertising credits in comparison to the prior year quarter, offset by (iv) a 0.2% favorable impact due to product mix with a continued shift to higher gross margin products sold, primarily truck and off road products.

(2)
The increase in segment operating expenses reflects an increase in facilities and warehouse expense of 0.9% from the addition of two distribution facilities in late 2015 and the higher cost of Coast facilities in comparison to our existing business. These negative effects were partially offset by a 0.4% reduction in selling, general and administrative expenses as a percentage of revenue primarily due to realization of acquisition related synergies and 0.2% improvement in distribution expenses primarily related to the impact of lower fuel rates and lower rental and maintenance costs.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
North America	2016	2015	Organic		Acquisition (3)	Foreign Exchange (4)	Total Change
Parts & services revenue	$1,948,210	$1,830,492	4.0%	(1)	3.0%	(0.5)%	6.4%
Other revenue	219,554	260,366	(20.6)%	(2)	5.1%	(0.2)%	(15.7)%
Total third party revenue	$2,167,764	$2,090,858	0.9%		3.2%	(0.5)%	3.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was attributable to similar changes in volume and price. Sales volumes increased in our wholesale operations resulting from improved fill rates and in-stock rates, as well as increased purchasing levels, which contributed to a greater volume of parts available for sale. Organic revenue growth in parts and services was negatively affected by milder winter weather conditions in North America in the first quarter of 2016. Organic revenue also grew due to increased prices in our wholesale operations, primarily in our salvage operations as a result of shifting our salvage vehicle purchasing to higher quality vehicles, which raised the average revenue per part sold. The organic growth was partially offset by a negative mix impact as we saw a smaller percentage of sales from high value salvage part types in 2016.

(2)
The $41 million decrease in other revenue related primarily to (i) a $15 million decline in revenue from metals, such as those found in catalytic converters (platinum, palladium and rhodium), aluminum wheels and copper wiring, all due to lower prices year over year, (ii) a $13 million reduction due to the sale of our precious metals business late in the second quarter of 2015, and (iii) a $13 million decline in revenue from scrap steel and other metals primarily related to lower scrap steel prices partially offset by higher volumes processed in 2016.

(3)
The acquired revenue growth reflects the impact of our acquisition of four wholesale businesses and one self service retail operation acquired since the beginning of 2015 up to the one year anniversary of the acquisition date.

(4)
Compared to the prior year, exchange rates reduced our revenue growth by 0.5%, primarily due to the strengthening of the U.S. dollar against the Canadian dollar in the first half of 2016 compared to the prior year period.

Segment EBITDA. Segment EBITDA increased $22.9 million, or 8.0%, in the first half of 2016 compared to the prior year period. While other revenue for the first half of 2016 decreased from the prior year period, increases in sequential scrap steel prices in our salvage and self service operations benefited gross margins and had a favorable impact of $8.8 million on North America Segment EBITDA and approximately a $0.02 positive effect on diluted earnings per share. This favorable impact results from the increase in scrap steel prices between the date we purchased the car, which influences the price we pay for the car, and the date we scrap the car, which influences the price we receive for scrapping the vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2015	13.8%
Increase (decrease) due to:
Change in gross margin	0.8%	(1)
Change in segment operating expenses	(0.4)%	(2)
Change in other income	0.2%
Segment EBITDA for the six months ended June 30, 2016	14.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin primarily reflects a 0.8% favorable impact from our self service operations. Gross margins at our self service operations have improved as car costs have decreased by a greater percentage year over year than revenue.

(2)
The increase in segment operating expenses as a percentage of revenue was primarily the result of a 0.4% increase in personnel costs as a percentage of revenue. Further contributing to the increase in operating expenses was a 0.2% increase in freight costs as a percentage of revenue, partially offset by a 0.2% improvement in fuel prices.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Europe	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,368,666	$994,827	7.5%	34.2%	(4.1)%	37.6%
Other revenue	2,301	2,352	(14.2)%	15.6%	(3.6)%	(2.1)%
Total third party revenue	$1,370,967	$997,179	7.4%	34.2%	(4.1)%	37.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 8.5%, while in our Benelux region operations, parts and services revenue grew organically by 5.2%. Our organic revenue growth in the U.K., which primarily resulted from higher sales volumes, was composed of an 6.8% increase in revenue from stores open more than 12 months, a 1.6% increase from revenue generated by 14 branch openings since the second quarter of the prior year through the one year anniversary of their respective opening dates. Organic revenue growth in parts and services in our U.K. operations was negatively affected by milder winter weather conditions in the U.K. in the first quarter of 2016. Organic revenue growth in our Benelux operations was primarily due to higher sales volumes as a result of the introduction of new product lines and two additional selling days in the first half of 2016 compared to the prior year period.

(2)
Acquisition related growth for the first half of 2016 includes $318.1 million from our acquisition of Rhiag. The remainder of our acquired revenue growth reflects our acquisition of 12 distribution companies in the Netherlands and 2 salvage businesses in Sweden acquired since the beginning of 2015 up to the one year anniversary of the acquisition date.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $41.0 million, or 4.1%, primarily due to the strengthening of the U.S. dollar against the pound sterling relative to the first half of 2015.

Segment EBITDA. Segment EBITDA increased $47.0 million, or 46.8%, in the first half of 2016 compared to the prior year period. Our Europe Segment EBITDA includes a negative year over year impact of $4.5 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2015. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $51.5 million, or 51.3%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the six months ended June 30, 2016.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2015	10.1%
Increase due to:
Change in gross margin	0.1%	(1)
Change in segment operating expenses	0.2%	(2)
Change in other expense, net	0.4%	(3)
Segment EBITDA for the six months ended June 30, 2016	10.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects improvement of (i) 0.8% related to our Benelux operations primarily as a result of internalizing incremental gross margin from our 2015 acquisitions of 11 Netherlands distributors and the introduction of new product lines with higher margins than our existing product line sales and (ii) 0.3% related to our U.K. operations, primarily as a result of a reduction in product costs. The increase in gross margin from our U.K. and Benelux operations was partially offset by a 0.9% decline in gross margin due to the acquisition of Rhiag, which has lower gross margins than our other Europe operations.

(2)
The decrease in segment operating expenses as a percentage of revenue reflects (i) a decrease of 1.1% in operating expenses as a result of the acquisition of Rhiag, which has lower operating expenses as a percentage of revenue than our existing Europe operations and (ii) an increase in facility and warehouse expenses of 0.9% from our U.K. operations due to increases from opening 14 new branches and 4 new hubs since the prior year second quarter as well as the addition of facility and personnel costs for the Tamworth distribution facility.

(3)	The decrease in other expense, net is a result of gains on foreign currency forward contracts used to manage the foreign currency exposure on inventory purchases in our U.K. operations.
Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Specialty	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$623,334	$523,945	9.3%	10.3%	(0.6)%	19.0%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$623,334	$523,945	9.3%	10.3%	(0.6)%	19.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts and services revenue reflects an increase in service levels in various regions of North America as we expand the breadth and depth of our inventory offerings and add delivery capacity to our integrated distribution network to allow us to realize synergies associated with the integration of Coast. In addition, we continue to see growth from favorable macro trends and economic conditions, which has increased consumer discretionary spending on automotive and RV parts and accessories.

(2)	Acquisition related growth reflects the impact of the acquisition of Coast on August 19, 2015.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by 0.6%, primarily due to the strengthening U.S. dollar against the Canadian dollar in the first half of 2016 compared to the first half of 2015.

Segment EBITDA. Segment EBITDA increased $7.9 million, or 12.1%, in the first half of 2016 compared to the comparative period in the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2015	12.5%
(Decrease) increase due to:
Change in gross margin	(0.8)%	(1)
Change in segment operating expenses	(0.1)%	(2)
Change in other expense, net	0.2%
Segment EBITDA for the six months ended June 30, 2016	11.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin reflects (i) a 0.5% increase in inventory costs, which were higher due to the stocking of two distribution centers in the second quarter of 2016 which were not yet operational in the prior year period, and (ii) a 0.6% unfavorable margin impact due to customer volume rebate adjustments which have increased along with sales volume. These negative effects were partially offset by a 0.3% favorable mix effect resulting from a shift toward higher margin products, particularly truck and off road products.

(2)
The increase in segment operating expenses reflects an increase in facilities and warehouse expense of 0.8% from the addition of two distribution facilities in late 2015 and the higher cost of Coast facilities in comparison to our existing business. These negative effects were offset by 0.7% reduction in selling, general and administrative expenses primarily related to (i) a 0.3% decline in personnel costs for the realization of integration synergies and (ii) individually insignificant decreases across various selling, general and administrative expense categories totaling 0.4%.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Cash and equivalents	$273,203	$87,397	$143,423
Total debt (1)	3,361,684	1,599,695	1,691,442
Net debt (total debt less cash and equivalents)	3,088,481	1,512,298	1,548,019
Current maturities (2)	63,130	57,494	39,378
Capacity under credit facilities (3)	2,547,000	1,947,000	1,947,000
Availability under credit facilities (3)	1,088,846	1,337,653	1,238,780
Total liquidity (cash and equivalents plus availability under credit facilities)	1,362,049	1,425,050	1,382,203
(1) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $26.2 million, $15.0 million, and $16.7 million as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively).
(2) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $2.3 million, $1.5 million and $1.5 million as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively).
(3) Includes our revolving credit facilities, our receivables securitization facility, and letters of credit.
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
As of June 30, 2016, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2021, composed of a term loan of $500 million and a €230 million term loan ($751 million of term loans outstanding at June 30, 2016) and $2.45 billion in revolving credit ($1.29 billion outstanding at June 30, 2016), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts) reduced by $71.9 million of amounts outstanding under letters of credit

•	Senior Notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes totaling $555 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•	Receivables securitization facility with availability up to $97 million ($94 million outstanding as of June 30, 2016), maturing in October 2017 and bearing interest at variable commercial paper rates
From time to time, we may undertake financing transactions to increase our available liquidity, such as our January 2016 amendment to our senior secured credit facilities and the issuance of €500 million of Euro Notes in April 2016. The Rhiag acquisition was the catalyst for the April 2016 issuance of €500 million of Euro Notes. Given that Rhiag is a long term asset, we considered alternative financing options and decided to fund a portion of this acquisition through the issuance of long term notes. Additionally, the interest rates on Rhiag's acquired debt ranged between 6.45% and 7.25%. With the issuance of the €500 million of senior notes at a rate of 3.875%, we were able to replace Rhiag's borrowings with long term financing at favorable rates. This refinancing also provides financial flexibility to execute our long-term growth strategy by freeing up availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding.
As of June 30, 2016, we had approximately $1.1 billion available under our credit facilities. Combined with approximately $273 million of cash and equivalents at June 30, 2016, we had approximately $1.4 billion in available liquidity, a decrease of $63 million over our available liquidity as of December 31, 2015.
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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or CDOR, depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 9, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit facilities at June 30, 2016 was 2.4%. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 3.0% at June 30, 2016.
Cash interest payments were $42.3 million for the six months ended June 30, 2016, including a $14.2 million semi-annual interest payment related to our Senior Notes. The semi-annual interest payments on our Senior Notes are made in May and November each year. In October 2016, we will make our first semi-annual interest payment on our Euro Notes totaling €9.7 million; the semi-annual interest payments on our Euro Notes will be made in October and April each year. We had outstanding credit agreement borrowings of $2.0 billion and $0.9 billion at June 30, 2016 and December 31, 2015, respectively. Of these amounts, $28.3 million and $22.5 million were classified as current maturities at June 30, 2016 and December 31, 2015 respectively. Under the terms of the January 2016 amendment, we have scheduled repayments of $3.1 million for the fiscal quarters ending on September 30, 2016 and December 31, 2016, and $6.2 million each fiscal quarter thereafter through the maturity of the USD term loan maturity in January 2021. We also have scheduled repayments of €1.4 million for the fiscal quarters ending on September 30, 2016 and December 31, 2016, and €2.9 million each fiscal quarter thereafter through the maturity of the Euro term loan in January 2021. We have no other significant principal payments on our credit facilities scheduled prior to the maturity of the receivables securitization program in October 2017. In addition to the repayments under our credit facilities, we will make payments on notes payable and other debt totaling $35.0 million in the next 12 months.
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of June 30, 2016.
As of June 30, 2016, the Company had cash of $273 million, of which $196 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resorting to repatriation of foreign earnings.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
North America	$258,900	$257,600	$1,300	$519,100	$489,600	$29,500	(1)
Europe	568,900	253,800	315,100	868,100	524,600	343,500	(2)
Specialty	237,100	186,800	50,300	499,400	374,400	125,000	(3)
Glass	167,000	—	167,000	167,000	—	167,000	(4)
Total	$1,231,900	$698,200	$533,700	$2,053,600	$1,388,600	$665,000

(1)
In North America, aftermarket purchases during the six months ended June 30, 2016 increased primarily as a result of our July 2015 acquisition of Parts Channel coupled with lower purchase levels in Q1 2015, due to accelerated purchases in the fourth quarter of 2014 in anticipation of potential labor issues at West Coast ports in the United States.

(2)
In our Europe segment, the increase in purchases was primarily due to our acquisition of Rhiag in March of 2016, which added incremental purchases of $241.8 million in the second quarter of 2016 and $262.5 million year to date. Purchases for our U.K. operations increased in the three and six months ended June 30, 2016 compared to the prior year periods primarily as a result of opening four new hubs since the prior year second quarter and incremental inventory purchases to stock the Tamworth, England national distribution center. These increases were partially offset by the devaluation of the pound sterling in the first half of 2016 compared to the prior year period.

(3)
The increase in Specialty aftermarket purchases during the three and six months ended June 30, 2016 is primarily due to (i) accelerated inventory purchases to stock two new distribution centers during the first quarter of 2016, (ii) additional purchases to support the increased sales volume as a result of the Coast acquisition, and (iii) additional inventory purchases in the second quarter due to stronger than anticipated sales volumes as a result of our annual trade shows.

(4)
Glass inventory purchases reflect inventory purchases made during the three months ended June 30, 2016 as a result of our April 2016 acquisition of PGW. The amount includes purchases of raw materials used in PGW's manufacturing and fabrication of automotive glass products as well as purchases of aftermarket and refurbished automotive replacement glass and assemblies.

The following table sets forth a summary of our global salvage and self service procurement for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
North America Wholesale salvage cars and trucks	72	75	(4.0)%	144	145	(0.7)%
Europe Wholesale salvage cars and trucks	6	5	20.0%	12	11	9.1%
Self service and "crush only" cars	138	131	5.3%	263	231	13.9%	(1)

(1)
Compared to the the prior year period, we increased our purchases of lower cost self service and "crush only" cars as prices for vehicles have come down in certain markets due to the decline in the prices of scrap and other metals, allowing us to purchase higher quality vehicles at favorable prices.

Net cash provided by operating activities totaled $355.2 million for the six months ended June 30, 2016, compared to $282.7 million during the six months ended June 30, 2015. During the first half of 2016, our EBITDA, excluding $18.3 million in gains on foreign currency forwards that are reflected in investing activities, increased by $78.2 million compared to the first half of 2015, due to both acquisition related growth and organic growth. Additionally, we recognized in costs of goods sold a $10.2 million non-cash inventory step-up adjustment in the second quarter of 2016 related to the sale of inventory acquired at the time of our PGW acquisition.
Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $10.0 million during the six months ended June 30, 2016, compared to a $29.2 million cash outflow during the comparable period in 2015. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year. Cash outflows related to receivables were $34.5 million higher in the first half of 2016 than the prior year period. The increase in accounts receivable is primarily related to our U.K. operations as a result of increased sales; the remaining increase related to our Specialty operations, which experienced larger growth in receivables balances during the first half of 2016 than the prior year period from organic and acquisition revenue growth. Accounts payable represented a $31.0 million cash inflow during the six months ended June 30, 2016, compared to an $18.6 million cash outflow in the prior year period. The increase is primarily related to a rise in the payables balance in our wholesale operations due to the timing of payments.
Cash paid for interest increased by $13.7 million in 2016 primarily as a result of payments for interest on the assumed Rhiag debt upon redemption in addition to payments to terminate Rhiag interest rate swaps and the interest on the debt to acquire PGW and Rhiag. Cash paid for taxes increased by $12.6 million during the first half of 2016 compared to the prior year period.
Net cash used in investing activities totaled $1.34 billion for the six months ended June 30, 2016, compared to $109.2 million during the six months ended June 30, 2015. We invested $1.27 billion of cash, net of cash acquired, in business acquisitions during the six months ended June 30, 2016, which included $601.4 million for our Rhiag acquisition and $661.9 million for our PGW acquisition, compared to $37.2 million for business acquisitions in the comparable period in 2015. Property, plant and equipment purchases were $102.3 million in the six months ended June 30, 2016 compared to $66.8 million in the comparable period in 2015. Purchases of property, plant and equipment increased over the prior period in each segment, with North America experiencing the largest increase at $12 million. In the first half of 2016, we entered into foreign currency contracts to fund the purchase price of the Rhiag acquisition, which generated $18.3 million of gains; we had no such contracts in the prior year period. During the six months ended June 30, 2016, cash provided by other investing activities, net was $11.3 million primarily from proceeds on the sale of our interest in our Australian joint venture.
Net cash provided by financing activities totaled $1.18 billion for the six months ended June 30, 2016, compared to $144.9 million in net cash used by financing activities during the six months ended June 30, 2015. During the six months ended June 30, 2016, net borrowings under our credit facilities were $1.17 billion compared to net repayments of $105.6 million during the six months ended June 30, 2015. The increase in borrowings during the first half of 2016 is primarily the result of borrowings under our multi-currency revolving credit facility in order to fund the acquisitions of Rhiag and PGW and repay $543.3 million of Rhiag acquired debt and debt related liabilities. Our January 2016 amendment of our credit facilities generated $338.5 million in additional term loan borrowings, a portion of which was used to repay outstanding revolver borrowings. In April 2016, we issued the Euro Notes generating proceeds of $563.5 million. The proceeds from the Euro Notes were used to repay a portion of the borrowings on the revolving credit facility. In connection with our January 2016 amendment of our credit facilities and our April 2016 issuance of the Euro Notes, we paid $16.2 million of debt issuance costs during the six months ended June 30, 2016; no such costs were incurred in the prior year period.

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
The following table represents our future commitments under contractual obligations as of June 30, 2016 (in millions):

	Total	Remainder of 2016-2017	2018-2019	2020-2021	Thereafter
Contractual obligations
Long-term debt (1)	$3,793.4	$287.7	$201.8	$2,064.0	$1,239.9
Capital lease obligations (2)	28.4	10.8	4.2	1.8	11.6
Operating leases (3)	1,041.3	269.7	257.0	162.7	351.9
Purchase obligations (4)	391.2	391.2	—	—	—
Contingent consideration liabilities (5)	3.2	2.8	0.4	—	—
Outstanding letters of credit	71.9	71.9	—	—	—
Other asset purchase commitments (6)	93.4	79.4	11.7	2.3	—
Other long-term obligations
Self-insurance reserves (7)	77.0	37.8	26.0	8.9	4.3
Deferred compensation plans and other retirement obligations (8)	38.4	4.9	—	—	33.5
Long term incentive plan	8.6	4.5	4.1	—	—
Liabilities for unrecognized tax benefits	2.3	0.1	1.3	0.6	0.3
Total	$5,549.1	$1,160.8	$506.5	$2,240.3	$1,641.5

(1)
Our long-term debt under contractual obligations above includes interest of $476.3 million on the balances outstanding as of June 30, 2016. The long-term debt balance excludes debt issuances costs as these expenses have already been paid. Interest on our senior notes, notes payable, and other long-term debt is calculated based on the respective stated rates. Interest on our variable rate credit facilities is calculated based on the weighted average rates, including the impact of interest rate swaps through their respective expiration dates, in effect for each tranche of borrowings as of June 30, 2016. Future estimated interest expense for the remainder of 2016 through 2017, 2018 through 2019, and 2020 through 2021 is $123.7 million, $132.5 million and $133.6 million, respectively. Estimated interest expense beyond 2021 is $86.4 million.

(2)
Interest on capital lease obligations of $1.1 million is included based on incremental borrowing or implied rates. Future estimated interest expense for the remainder of 2016 through 2017, 2018 through 2019, and 2020 through 2021 is $1.1 million, $0.7 million and $0.5 million, respectively. Estimated interest expense beyond 2021 is $7.9 million.

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

(8)
Deferred compensation payments are dependent on elected payment dates. While we expect that these payments will be made more than five years from the latest balance sheet date, payments may be made earlier depending on such elections. Our deferred compensation plans are funded through investments in life insurance policies. Other retirement obligations consist of our expected required contributions to our pension plans. We have not included future funding requirements beyond 2016 in the table above, as these funding projections are not practicable to estimate.

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
As of June 30, 2016, we held 14 interest rate swap contracts representing a total of $760 million of U.S. dollar-denominated notional amount debt, and £50 million of pound sterling-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2016 through June 2021.
In total, we had 35% of our variable rate debt under our credit facilities at fixed rates at June 30, 2016 compared to 29% at December 31, 2015. The fair market value of our swap contracts was a net liability of $6.4 million. The values of such contracts are subject to changes in interest rates.
At June 30, 2016, we had $1.4 billion of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $14.3 million over the next twelve months.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. source a portion of their inventory from Taiwan and from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. Our aftermarket operations in continental Europe source a portion of their inventory from the Czech Republic as well as Taiwan, resulting in exposure to changes in the relationship of the euro against the Czech koruna and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2016 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 36.7% of our revenue during the six months ended June 30, 2016. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4% change in our consolidated revenue and a 3% change in our operating income for the six months ended June 30, 2016.
Other than with respect to a portion of our foreign currency denominated inventory purchases in the U.K. and continental Europe, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of June 30, 2016, we had amounts outstanding under our term loan agreement of €230 million, our Euro Notes of €500 million, and our revolving credit facilities of €28.0 million, £50.0 million, and CAD $130.4 million.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes and there is no guarantee that vehicle costs will decrease at the same rate as the metal prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in operating margin. Scrap metal prices have increased 68% since the fourth quarter of 2015.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Other than the change in internal control resulting from the acquisition of Rhiag on March 18, 2016 and the acquisition of PGW on April 21, 2016, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2015 Annual Report on Form 10-K, filed with the SEC on February 25, 2016, and our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K for information concerning risks and uncertainties that could negatively impact us. The following represents changes and/or additions to the risks and uncertainties previously disclosed in such reports. The following risk factors are not necessarily listed in order of importance.
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
We have a substantial business presence in Europe, including a significant presence in the United Kingdom. In June 2016, voters in the United Kingdom decided by referendum to withdraw from the European Union. The precise timing and impacts of this action on our businesses in the United Kingdom and other parts of Europe are unknown at this time. Since the vote, we have seen fluctuations in exchange rates leading to pricing pressures and unfavorable translation effects on our sterling denominated earnings. As the details of the United Kingdom’s withdrawal from the European Union are negotiated and implemented, our European businesses could be adversely effected as a result of further fluctuations in exchange rates, disruptions to access to markets by United Kingdom companies, interruptions of the movement of goods and services between countries, a decrease of economic activity in Europe, and political or social unrest.

Item 5.     Other Information
None.

Item 6.     Exhibits
Exhibits
(b) Exhibits

4.1
Indenture dated as of April 14, 2016 among LKQ Italia Bondco S.p.A., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the trustee, paying agent, transfer agent, and registar (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on April 18, 2016).

4.2	Supplemental Indenture dated as of June 13, 2016 among Auto Kelly a.s., LKQ Corporation, LKQ Italia Bondco S.p.A. and the trustee.
4.3	Supplemental Indenture dated as of June 13, 2016 among ELIT CZ, spol. s.r.o., LKQ Corporation, LKQ Italia Bondco S.p.A. and the trustee.
4.4	Supplemental Indenture dated as of June 13, 2016 among Rhiag-Inter Auto Parts Italia S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the trustee.
4.5	Supplemental Indenture dated as of June 13, 2016 among Bertolotti S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the trustee.
10.1	Change of Control Agreement between LKQ Corporation and Ash T. Brooks dated as of May 2, 2016.
10.2	ISDA 2002 Master Agreement between Banco Bilbao Vizcaya Argentaria, S.A. and LKQ Corporation, and related Schedule.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2016.

LKQ CORPORATION

/s/ DOMINICK ZARCONE
Dominick Zarcone
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)