Form 10-Q
period 2016-09-30
LKQ CORP
filed 2016-11-01
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At October 21, 2016, the registrant had issued and outstanding an aggregate of 307,510,598 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and equivalents	$271,851	$87,397
Receivables, net	959,321	590,160
Inventories, net	1,912,568	1,556,552
Prepaid expenses and other current assets	151,801	106,603
Total Current Assets	3,295,541	2,340,712
Property, Plant and Equipment, net	1,023,707	696,567
Intangible Assets:
Goodwill	3,117,150	2,319,246
Other intangibles, net	619,246	215,117
Other Assets	148,308	76,195
Total Assets	$8,203,952	$5,647,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$682,719	$415,588
Accrued expenses:
Accrued payroll-related liabilities	106,544	86,527
Other accrued expenses	238,302	162,225
Other current liabilities	46,814	31,596
Current portion of long-term obligations	74,829	56,034
Total Current Liabilities	1,149,208	751,970
Long-Term Obligations, Excluding Current Portion	3,189,345	1,528,668
Deferred Income Taxes	226,682	127,239
Other Noncurrent Liabilities	211,440	125,278
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 307,487,198 and 305,574,384 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,074	3,055
Additional paid-in capital	1,110,841	1,090,713
Retained earnings	2,504,028	2,126,384
Accumulated other comprehensive loss	(190,666)	(105,470)
Total Stockholders’ Equity	3,427,277	3,114,682
Total Liabilities and Stockholders’ Equity	$8,203,952	$5,647,837

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$2,386,830	$1,831,732	$6,758,999	$5,443,714
Cost of goods sold	1,503,418	1,118,953	4,193,203	3,307,512
Gross margin	883,412	712,779	2,565,796	2,136,202
Facility and warehouse expenses	183,048	143,918	519,323	412,954
Distribution expenses	172,566	158,768	509,240	450,521
Selling, general and administrative expenses	263,372	207,887	735,843	616,924
Restructuring and acquisition related expenses	8,412	4,578	32,303	12,729
Depreciation and amortization	53,016	30,883	137,233	90,118
Operating income	202,998	166,745	631,854	552,956
Other expense (income):
Interest expense, net	27,059	14,722	68,032	44,250
Loss on debt extinguishment	—	—	26,650	—
Gains on foreign exchange contracts - acquisition related	—	—	(18,342)	—
Other income, net	(3,279)	(2,928)	(4,829)	(912)
Total other expense, net	23,780	11,794	71,511	43,338
Income before provision for income taxes	179,218	154,951	560,343	509,618
Provision for income taxes	56,797	52,475	182,751	177,255
Equity in earnings of unconsolidated subsidiaries	267	(1,130)	52	(4,200)
Net income	$122,688	$101,346	$377,644	$328,163
Earnings per share:
Basic	$0.40	$0.33	$1.23	$1.08
Diluted	$0.40	$0.33	$1.22	$1.07

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$122,688	$101,346	$377,644	$328,163
Other comprehensive income (loss):
Foreign currency translation	(12,317)	(33,458)	(85,434)	(43,758)
Net change in unrecognized gains/losses on derivative instruments, net of tax	3,059	612	(123)	1,813
Net change in unrealized gains/losses on pension plans, net of tax	94	(25)	361	82
Total other comprehensive income (loss)	(9,164)	(32,871)	(85,196)	(41,863)
Total comprehensive income	$113,524	$68,475	$292,448	$286,300

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$377,644	$328,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,370	94,688
Stock-based compensation expense	17,062	16,291
Loss on debt extinguishment	26,650	—
Gains on foreign exchange contracts - acquisition related	(18,342)	—
Other	6,711	6,580
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables, net	(46,376)	(6,304)
Inventories, net	27,070	22,345
Prepaid income taxes/income taxes payable	4,134	39,639
Accounts payable	(12,412)	(11,139)
Other operating assets and liabilities	(8,360)	14,732
Net cash provided by operating activities	524,151	504,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(152,746)	(99,573)
Acquisitions, net of cash acquired	(1,301,127)	(157,357)
Proceeds from foreign exchange contracts	18,342	—
Other investing activities, net	10,841	3,174
Net cash used in investing activities	(1,424,690)	(253,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,525	7,534
Taxes paid related to net share settlements of stock-based compensation awards	(4,440)	(7,423)
Debt issuance costs	(16,404)	—
Proceeds from issuance of Euro notes	563,450	—
Borrowings under revolving credit facilities	1,961,702	282,421
Repayments under revolving credit facilities	(1,239,234)	(433,840)
Borrowings under term loans	338,478	—
Repayments under term loans	(9,461)	(16,875)
Borrowings under receivables securitization facility	100,480	3,858
Repayments under receivables securitization facility	(66,500)	(8,958)
Repayments of other debt, net	(2,362)	(50,843)
Repayment of Rhiag debt and related payments	(543,347)	—
Payments of other obligations	(1,405)	(2,491)
Net cash provided by (used in) financing activities	1,088,482	(226,617)
Effect of exchange rate changes on cash and equivalents	(3,489)	(2,141)
Net increase in cash and equivalents	184,454	22,481
Cash and equivalents, beginning of period	87,397	114,605
Cash and equivalents, end of period	$271,851	$137,086
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$184,719	$138,192
Interest	65,888	35,430
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions	$560,955	$28,598
Noncash property, plant and equipment additions	1,617	4,841

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2016	305,574	$3,055	$1,090,713	$2,126,384	$(105,470)	$3,114,682
Net income	—	—	—	377,644	—	377,644
Other comprehensive income (loss)	—	—	—	—	(85,196)	(85,196)
Restricted stock units vested, net of shares withheld for employee tax	846	8	(4,448)	—	—	(4,440)
Stock-based compensation expense	—	—	17,062	—	—	17,062
Exercise of stock options	1,067	11	7,514	—	—	7,525
BALANCE, September 30, 2016	307,487	$3,074	$1,110,841	$2,504,028	$(190,666)	$3,427,277

See notes to unaudited condensed consolidated financial statements

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
As described in Note 2, "Business Combinations," on April 21, 2016, we completed our acquisition of Pittsburgh Glass Works LLC ("PGW"), a leading global distributor and manufacturer of automotive glass products. With our acquisition of PGW, we present an additional reportable segment, Glass. Our unaudited condensed consolidated financial statements reflect the impact of PGW from the date of acquisition through September 30, 2016.

Note 2.	Business Combinations

On March 18, 2016, LKQ acquired Rhiag-Inter Auto Parts Italia S.p.A. ("Rhiag"), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded LKQ's geographic presence in continental Europe, and we believe the acquisition will generate potential purchasing synergies. Total acquisition date fair value of the consideration for our Rhiag acquisition was €534.2 million ($602.0 million), composed of €533.6 million ($601.4 million) of cash (net of cash acquired) and €0.6 million ($0.6 million) of intercompany balances considered to be effectively settled as part of the transaction. In addition, we assumed €488.8 million ($550.8 million) of existing Rhiag debt as of the acquisition date.
To fund the purchase price of the Rhiag acquisition, LKQ entered into foreign currency forward contracts in March 2016 to acquire a total of €588 million. The rates locked in under the foreign currency forwards were favorable to the spot rate on the settlement date, and as a result, these derivative contracts generated a gain of $18.3 million during the three months ended March 31, 2016. The gain on the foreign currency forwards was recorded in Gains on foreign exchange contracts - acquisition related on our unaudited condensed consolidated statement of income for the nine months ended September 30, 2016.
We recorded $581.8 million of goodwill related to our acquisition of Rhiag, which we do not expect to be deductible for income tax purposes. In the period between the acquisition date and September 30, 2016, Rhiag, which is reported in our Europe reportable segment, generated revenue of $586.4 million and operating income of $17.2 million, which included $10.9 million of acquisition related costs.
On April 21, 2016, LKQ acquired PGW. PGW’s business comprises wholesale and retail distribution services and automotive glass manufacturing. The acquisition expanded our addressable market in North America and globally. Additionally, we believe the acquisition will create potential distribution synergies with our existing network. Total acquisition date fair value of the consideration for our PGW acquisition was $661.7 million, consisting of cash paid (net of cash acquired). We recorded $221.6 million of goodwill related to our acquisition of PGW, of which we expect $91.6 million to be deductible for income tax purposes. In the period between the acquisition date and September 30, 2016, PGW generated revenue of $468.5 million and operating income of $23.0 million, which included $2.1 million of acquisition related costs.
In addition to our acquisitions of Rhiag and PGW, we acquired five wholesale businesses in Europe and one wholesale business in North America during the nine months ended September 30, 2016. Total acquisition date fair value of the consideration for these acquisitions was $42.3 million, composed of $38.0 million of cash (net of cash acquired), $1.4 million of notes payable, and $3.0 million of other purchase price obligations. During the nine months ended September 30, 2016, we recorded $30.1 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2015 acquisitions. We expect that substantially all of the goodwill recorded for these acquisitions will not be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2016, these acquisitions generated revenue of $14.9 million and operating income of $1.1 million.
In October 2016, we acquired substantially all of the business assets of Andrew Page Limited out of receivership. Andrew Page Limited is a distributor of aftermarket automotive parts in the United Kingdom, and the acquisition is subject to customary regulatory approval from the Competition and Markets Authority in the U.K. The preliminary aggregate cash purchase price for this acquisition was approximately £16.5 million ($21.1 million). We are in the process of completing the purchase accounting for this acquisition, and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed, or the pro forma effect of the acquisition on our results of operations.
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
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2016 and the last three months of 2015 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. From the date of our preliminary allocation for Rhiag in the first quarter of 2016 through September 30, 2016, we recorded adjustments based on our valuation procedures for our acquisition of Rhiag that resulted in the allocation of $158.0 million of goodwill to acquired assets, primarily intangible assets and property, plant and equipment. Additionally, from the date of our preliminary allocation for PGW as of June 30, 2016 through September 30, 2016, we recorded adjustments based on our valuation procedures that resulted in a $37.6 million increase to goodwill recorded for our PGW acquisition. This was primarily attributable to a decline in the value allocated to property, plant and equipment, partially offset by an allocation of goodwill to acquired assets, primarily intangible assets. The income statement effect of the Rhiag and PGW measurement period adjustments that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date was immaterial. The balance sheet impact and income statement effect of other measurement-period adjustments recorded for acquisitions completed in prior periods was immaterial.

The preliminary purchase price allocations for the acquisitions completed during the nine months ended September 30, 2016 and the year ended December 31, 2015 are as follows (in thousands):

	Nine Months Ended				Year Ended
	September 30, 2016				December 31, 2015
	Rhiag	PGW	Other Acquisitions	Total	All Acquisitions
Receivables	$230,670	$136,523	$9,924	$377,117	$29,628
Receivable reserves	(28,242)	(6,146)	(780)	(35,168)	(3,926)
Inventories, net (1)	239,529	169,159	12,690	421,378	79,646
Prepaid expenses and other current assets	10,822	42,573	2,027	55,422	3,337
Property, plant and equipment	58,062	225,712	3,736	287,510	11,989
Goodwill	581,777	221,571	30,069	833,417	92,175
Other intangibles	429,460	35,054	30	464,544	9,926
Other assets	2,092	57,672	(288)	59,476	5,166
Deferred income taxes	(109,833)	2,024	(306)	(108,115)	4,102
Current liabilities assumed	(238,375)	(167,520)	(13,022)	(418,917)	(39,191)
Debt assumed	(550,843)	(4,027)	(1,734)	(556,604)	(2,365)
Other noncurrent liabilities assumed	(23,112)	(50,847)	—	(73,959)	(2,651)
Other purchase price obligations	—	—	(2,991)	(2,991)	(21,199)
Notes issued	—	—	(1,360)	(1,360)	(4,296)
Settlement of pre-existing balances	(591)	—	(32)	(623)	(1,073)
Cash used in acquisitions, net of cash acquired	$601,416	$661,748	$37,963	$1,301,127	$161,268

(1) The PGW inventory balance includes the impact of a $9.8 million step-up adjustment to report the inventory at its fair value.
Other noncurrent liabilities recorded for our acquisitions of Rhiag and PGW includes a liability for certain pension and other post-retirement obligations we assumed with the acquisitions. Due to the immateriality of these plans, we have not provided the detailed disclosures otherwise prescribed by the accounting guidance on pensions and other post-retirement obligations.
The primary objectives of our acquisitions made during the nine months ended September 30, 2016 and the year ended December 31, 2015 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Our 2016 acquisition of Rhiag enabled us to expand our market presence in continental Europe. We believe that our Rhiag acquisition will allow for synergies within our European operations, most notably in procurement, and these projected synergies contributed to the goodwill recorded on the Rhiag acquisition. Our April 2016 acquisition of PGW enabled us to enter into new product lines and increase the size of our addressable market. In addition, we believe that our PGW acquisition will allow for distribution synergies with our existing network in North America, which contributed to the goodwill recorded on the acquisition.
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

The following pro forma summary presents the effect of the businesses acquired during the nine months ended September 30, 2016 as though the businesses had been acquired as of January 1, 2015 and the businesses acquired during the year ended December 31, 2015 as though they had been acquired as of January 1, 2014. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue, as reported	$2,386,830	$1,831,732	$6,758,999	$5,443,714
Revenue of purchased businesses for the period prior to acquisition:
Rhiag	—	256,479	213,376	738,364
PGW	—	281,004	328,000	818,389
Other acquisitions	5,551	48,061	44,763	269,402
Pro forma revenue	$2,392,381	$2,417,276	$7,345,138	$7,269,869

Net income, as reported	$122,688	$101,346	$377,644	$328,163
Net income of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Rhiag	—	5,091	(447)	9,670
PGW	—	8,466	13,573	11,121
Other acquisitions	239	(32)	2,467	6,755
Acquisition related expenses, net of tax (2)	375	636	10,781	1,440
Pro forma net income	$123,302	$115,507	$404,018	$357,149

Earnings per share, basic—as reported	$0.40	$0.33	$1.23	$1.08
Effect of purchased businesses for the period prior to acquisition:
Rhiag	—	0.02	0.00	0.03
PGW	—	0.03	0.04	0.04
Other acquisitions	0.00	0.00	0.01	0.02
Acquisition related expenses, net of tax (2)	0.00	0.00	0.04	0.00
Pro forma earnings per share, basic (1)	$0.40	$0.38	$1.32	$1.17

Earnings per share, diluted—as reported	$0.40	$0.33	$1.22	$1.07
Effect of purchased businesses for the period prior to acquisition:
Rhiag	—	0.02	0.00	0.03
PGW	—	0.03	0.04	0.04
Other acquisitions	0.00	0.00	0.01	0.02
Acquisition related expenses, net of tax (2)	0.00	0.00	0.03	0.00
Pro forma earnings per share, diluted (1)	$0.40	$0.38	$1.30	$1.16

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
(2) Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value; adjustments to depreciation on acquired property, plant and equipment; adjustments to rent expense for above or below market leases; adjustments to amortization on acquired intangible assets; adjustments to interest expense; and the related tax effects. The pro forma impact of our acquisitions also reflects the elimination of acquisition related expenses, net of tax. Refer to Note 4, "Restructuring and Acquisition Related Expenses," for further information regarding our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 3.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $35.6 million and $32.8 million at September 30, 2016 and December 31, 2015, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap metal, other metals, and cores when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts which was approximately $50.2 million and $24.6 million at September 30, 2016 and December 31, 2015, respectively. Our March 2016 acquisition of Rhiag and our April 2016 acquisition of PGW contributed $23.0 million and $4.8 million, respectively, to our reserve for uncollectible accounts. See Note 2, "Business Combinations" for further information on our acquisitions.
Inventories, net
Inventories, net consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Aftermarket and refurbished products	$1,450,981	$1,146,162
Salvage and remanufactured products	386,688	410,390
Glass manufacturing products (1)	74,899	—
Total inventories, net	$1,912,568	$1,556,552

(1) Includes all inventory types related to PGW's manufacturing and fabrication of original equipment manufacturer ("OEM") automotive glass parts. Aftermarket automotive glass products distributed by PGW are included within aftermarket and refurbished products above. The balance of glass manufacturing products as of September 30, 2016 is composed of $14.3 million of raw materials, $22.7 million of work in process, and $37.9 million of finished goods. Our U.S. glass manufacturing products inventory is stated at the lower of cost, using the first-in first-out method, or market.
Our acquisitions completed during 2016, including our March 2016 acquisition of Rhiag and our April 2016 acquisition of PGW, and adjustments to preliminary valuations of inventory for certain of our 2015 acquisitions as of the acquisition date, contributed $339.7 million to our aftermarket and refurbished products inventory, $3.9 million to our salvage and remanufactured products inventory, and $77.8 million to our glass manufacturing products inventory. See Note 2, "Business Combinations" for further information on our acquisitions.
Property, Plant and Equipment
In Note 3, "Financial Statement Information" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 2, 2016, we included certain disclosures related to our property, plant and equipment as of June 30, 2016 due to the material changes resulting from the acquisitions of Rhiag and PGW. There have been no material changes to the information contained in those disclosures as of September 30, 2016.
Included in Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, glass manufacturing, and furnace operations as well as our distribution centers.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.

The changes in the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2016 are as follows (in thousands):

	North America	Europe	Specialty	Glass	Total
Balance as of January 1, 2016	$1,445,850	$594,482	$278,914	$—	$2,319,246
Business acquisitions and adjustments to previously recorded goodwill	2,304	605,877	3,665	221,571	833,417
Exchange rate effects	1,989	(36,608)	(294)	(600)	(35,513)
Balance as of September 30, 2016	$1,450,143	$1,163,751	$282,285	$220,971	$3,117,150
During the nine months ended September 30, 2016, we recorded $581.8 million of goodwill related to our acquisition of Rhiag and $221.6 million related to our acquisition of PGW. See Note 2, "Business Combinations" for further information on our acquisitions.
The components of other intangibles are as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$300,248	$(52,995)	$247,253	$172,219	$(43,458)	$128,761
Customer and supplier relationships	412,711	(77,914)	334,797	95,508	(41,007)	54,501
Software and other technology related assets	59,349	(27,131)	32,218	44,500	(17,844)	26,656
Covenants not to compete	11,795	(6,817)	4,978	10,774	(5,575)	5,199
	$784,103	$(164,857)	$619,246	$323,001	$(107,884)	$215,117
The components of other intangibles acquired during the nine months ended September 30, 2016 include the following (in thousands):

	Gross Amount
	Rhiag	PGW
Trade names and trademarks	$127,351	$4,700
Customer and supplier relationships	291,893	27,700
Software and other technology related assets	10,216	1,054
Covenants not to compete	—	1,600
	$429,460	$35,054
Amortization expense for intangible assets was $58.2 million and $25.0 million during the nine months ended September 30, 2016 and 2015, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2020 is $82.8 million, $90.8 million, $75.1 million, $60.4 million and $49.3 million, respectively.
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

Balance as of January 1, 2016	$17,363
Warranty expense	23,789
Warranty claims	(21,917)
Balance as of September 30, 2016	$19,235

Investments in Unconsolidated Subsidiaries
In February 2016, we sold our investment in ACM Parts Pty Ltd ("ACM"). As part of the PGW acquisition, we obtained ownership interests in three joint ventures, including glass manufacturing operations in China and Mexico. Our investment in unconsolidated subsidiaries and our equity in the net earnings of the investees was not material as of and for the three and nine months ended September 30, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which was amended in July 2015. This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance, and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities adopting the standard have the option of using either a full retrospective or modified retrospective approach in the application of this guidance. ASU 2014-09 will be effective for the Company during the first quarter of our fiscal year 2018. Early adoption is permitted for annual reporting periods beginning after December 15, 2016; however, we do not plan to early adopt. Based on our preliminary assessment, the new guidance will change the way we present sales returns, but we do not anticipate the adoption will have a material impact on our current revenue recognition policies or practices. We will continue to evaluate the potential effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures, which may identify other impacts.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between current GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. While we are still in the process of quantifying the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures, we anticipate the adoption will materially affect our consolidated balance sheet and disclosures, as the majority of our operating leases will be recorded on the balance sheet under ASU 2016-02. We do not anticipate adoption of this accounting standard to have a material impact to our consolidated statements of income.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" (“ASU 2016-09”), to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, the treatment of forfeitures, and calculation of earnings per share. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. During the three months ended September 30, 2016, the Company elected to early adopt ASU 2016-09 effective January 1, 2016. The provisions of the accounting standard related to the recognition of excess tax benefits in income tax expense were adopted prospectively, and resulted in the recognition of an $11.5 million income tax benefit and an increase of $0.04 to both basic and diluted earnings per share during the nine months ended September 30, 2016. The recognition of the income tax benefit during the nine months ended September 30, 2016 resulted in a corresponding increase of $11.5 million to retained earnings, with an equal offset to Additional Paid in Capital as of September 30, 2016 related to the recognition of excess tax benefits in 2016. While the full year-to-date impact is reported in the third quarter year-to-date results, the results for the three months ended September 30, 2016 reflect only the quarter-to-date impact of adopting this standard; quarterly information for the first and second quarters of 2016 will be recast in future filings when results for these periods are presented. Refer to the table below for the impact to quarterly net income, and basic and diluted earnings per share as a result of adopting this accounting standard. The presentation of excess tax benefits on share-based payments was adjusted retrospectively within the Unaudited Condensed Consolidated Statements of Cash Flows, resulting in an $11.7 million and $13.7 million increase in operating cash flows for the nine months ended September 30, 2016 and 2015, respectively, with a corresponding decrease to financing cash flows.

The impact to our quarterly financial statements as a result of adoption of ASU 2016-09 is presented below (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Net Income
Prior to adoption of ASU 2016-09	$107,732	$140,737	$117,704	$366,173
Adjustment - adoption of ASU 2016-09	4,439	2,048	4,984	11,471
As adjusted	$112,171	$142,785	$122,688	$377,644

Basic Earnings per Share (1)
Prior to adoption of ASU 2016-09	$0.35	$0.46	$0.38	$1.19
Adjustment - adoption of ASU 2016-09	0.02	0.01	0.02	0.04
As adjusted	$0.37	$0.47	$0.40	$1.23

Diluted Earnings per Share (1)
Prior to adoption of ASU 2016-09	$0.35	$0.46	$0.38	$1.18
Adjustment - adoption of ASU 2016-09	0.01	0.00	0.02	0.04
As adjusted	$0.36	$0.46	$0.40	$1.22

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), to add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The ASU includes guidance on classification for the following items: debt prepayment or debt extinguishment costs, settlement of zero coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned or bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and other separately identifiable cash flows where application of the predominance principle is prescribed. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017; early adoption is permitted. The guidance requires retrospective application to all periods presented unless it is impracticable to do so. We are still evaluating the impact that ASU 2016-15 will have on our consolidated financial statements and related disclosures.

Note 4.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting, and advisory fees, totaled $2.7 million and $18.4 million for the three and nine months ended September 30, 2016, respectively. Of our 2016 expenses, $10.9 million related to our acquisition of Rhiag, $4.1 million related to our acquisition of PGW, and $3.4 million related to other completed and potential acquisitions. Acquisition related expenses incurred during the three and nine months ended September 30, 2015 totaled $1.2 million and $2.4 million, respectively. The expenses incurred in the three and nine months ended September 30, 2015 were primarily related to our acquisition of eleven aftermarket distribution businesses in the Netherlands and our acquisition of Coast.
Acquisition Integration Plans
During the three and nine months ended September 30, 2016, we incurred $5.7 million and $13.9 million of restructuring expenses, respectively. Expenses incurred during the three and nine months ended September 30, 2016 were primarily a result of the integration of our acquisition of Parts Channel into our existing North America wholesale business, the integration of our Coast acquisition into our existing Specialty business, and restructuring activities within our Glass segment.

Expenses incurred were primarily related to facility closure and relocation costs for duplicate facilities, the merger of existing facilities into larger distribution centers, and the termination of employees.
During the three and nine months ended September 30, 2015, we incurred $3.4 million and $10.3 million of restructuring expenses, respectively. These expenses were primarily a result of the integration of our acquisition of Parts Channel into our existing North American wholesale business and our October 2014 acquisition of Stag Parkway Holding Company, a supplier of parts for recreational vehicles, into our Specialty business. Expenses incurred were primarily related to facility closure and relocation costs for duplicate facilities, and the termination of employees in connection with the consolidation of overlapping facilities with our existing business.
We expect to incur expenses related to the integration of certain of our other acquisitions into our existing operations during the fourth quarter of 2016 and extending into 2017. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business and moving expenses. Future expenses to complete these integration plans are expected to be less than $5.0 million; this amount excludes any potential future restructuring expense related to the integration of our acquisitions of Rhiag and PGW with our existing business.

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
During the nine months ended September 30, 2016, we granted 976,318 RSUs to employees. The fair value of RSUs that vested during the nine months ended September 30, 2016 was $29.2 million.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the nine months ended September 30, 2016:

	Number Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2016	1,981,292	$24.19	$58,706
Granted	976,318	$29.05
Vested	(996,607)	$22.30
Forfeited / Canceled	(74,196)	$27.18
Unvested as of September 30, 2016	1,886,807	$27.58	$66,906
Expected to vest after September 30, 2016	1,781,698	$27.63	$63,179
(1) The aggregate intrinsic value of unvested and expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the nine months ended September 30, 2016.

The following table summarizes activity related to our stock options under the Equity Incentive Plan for the nine months ended September 30, 2016:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2016	3,765,952	$8.63	2.9	$79,317
Exercised	(1,066,756)	$7.05
Forfeited / Canceled	(17,400)	$23.66
Balance as of September 30, 2016	2,681,796	$9.16	2.5	$70,519
Exercisable as of September 30, 2016	2,600,860	$8.44	2.5	$70,264
Exercisable as of September 30, 2016 and expected to vest thereafter	2,673,702	$9.09	2.5	$70,493
(1) The aggregate intrinsic value of outstanding, exercisable and expected to vest options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of January 1, 2016 and September 30, 2016, respectively. This amount changes based on the market price of the Company’s common stock.
The following table summarizes the components of pre-tax stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
RSUs	$5,591	$5,119	$16,950	$16,067
Stock options	46	58	112	224
Total stock-based compensation expense	$5,637	$5,177	$17,062	$16,291
As of September 30, 2016, unrecognized compensation expense related to unvested RSUs and stock options is $41.3 million and $0.1 million, respectively, and is expected to be recognized over weighted-average periods of 3.1 years and 0.3 years, respectively. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized.

Note 6.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$122,688	$101,346	$377,644	$328,163
Denominator for basic earnings per share—Weighted-average shares outstanding	307,190	305,059	306,690	304,453
Effect of dilutive securities:
RSUs	681	603	686	678
Stock options	2,165	2,066	2,295	2,195
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	310,036	307,728	309,671	307,326
Earnings per share, basic	$0.40	$0.33	$1.23	$1.08
Earnings per share, diluted	$0.40	$0.33	$1.22	$1.07

Our earnings per share calculation for the three and nine months ended September 30, 2016 reflects the adoption of ASU 2016-09 as discussed in Note 3, "Financial Statement Information."
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Antidilutive securities:
RSUs	—	272	76	306
Stock options	—	95	57	97

Note 7.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended				Three Months Ended
	September 30, 2016				September 30, 2015
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plan	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(170,007)	$(4,114)	$(7,381)	$(181,502)	$(37,373)	$(2,200)	$(9,644)	$(49,217)
Pretax (loss) income	(12,317)	3,390	—	(8,927)	(33,458)	(575)	—	(34,033)
Income tax effect	—	(1,087)	—	(1,087)	—	185	—	185
Reclassification of unrealized loss	—	1,124	125	1,249	—	1,542	(34)	1,508
Reclassification of deferred income taxes	—	(368)	(31)	(399)	—	(540)	9	(531)
Ending Balance	$(182,324)	$(1,055)	$(7,287)	$(190,666)	$(70,831)	$(1,588)	$(9,669)	$(82,088)

	Nine Months Ended				Nine Months Ended
	September 30, 2016				September 30, 2015
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plan	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(96,890)	$(932)	$(7,648)	$(105,470)	$(27,073)	$(3,401)	$(9,751)	$(40,225)
Pretax (loss) income	(85,434)	(3,332)	—	(88,766)	(43,758)	(1,814)	—	(45,572)
Income tax effect	—	1,241	—	1,241	—	624	—	624
Reclassification of unrealized loss	—	2,912	482	3,394	—	4,627	109	4,736
Reclassification of deferred income taxes	—	(944)	(121)	(1,065)	—	(1,624)	(27)	(1,651)
Ending Balance	$(182,324)	$(1,055)	$(7,287)	$(190,666)	$(70,831)	$(1,588)	$(9,669)	$(82,088)
Unrealized losses on our interest rate swap contracts totaling $1.1 million and $2.9 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2015, unrealized losses of $1.5 million and $4.6 million, respectively, related to our interest rate swaps were reclassified to interest expense. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated Other Comprehensive Income to income tax expense.

Note 8.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Senior secured credit agreement:
Term loans payable	$748,870	$410,625
Revolving credit facilities	1,202,042	480,481
Senior notes	600,000	600,000
Euro notes	561,750	—
Receivables securitization facility	96,980	63,000
Notes payable through October 2025 at weighted average interest rates of 2.2% and 2.2%, respectively	10,457	16,104
Other long-term debt at weighted average interest rates of 2.2% and 2.4%, respectively	69,825	29,485
Total debt	3,289,924	1,599,695
Less: long-term debt issuance costs	(23,268)	(13,533)
Less: current debt issuance cost	(2,482)	(1,460)
Total debt, net of issuance costs	3,264,174	1,584,702
Less: current maturities, net of debt issuance costs	(74,829)	(56,034)
Long term debt, net of debt issuance costs	$3,189,345	$1,528,668
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 9, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at September 30, 2016 and December 31, 2015 were 2.2% and 1.8%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $33.2 million and $22.5 million were classified as current maturities at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, there were letters of credit outstanding in the aggregate amount of $70.9 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at September 30, 2016 was $1.2 billion.
Related to the execution of the Credit Agreement in January 2016, we incurred $6.1 million of fees, of which $5.0 million were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement. The remaining $1.1 million of fees, together with $1.8 million of capitalized debt issuance costs related to our Third Amended and Restated Credit Agreement, were expensed during the nine months ended September 30, 2016 as a loss on debt extinguishment.
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

Related to the execution of the Euro Notes in April 2016, we incurred $10.3 million of fees which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the offering.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly-owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of September 30, 2016 and December 31, 2015, $129.6 million and $136.1 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of September 30, 2016, the interest rate under the receivables facility was based on commercial paper rates and was 1.6%. The outstanding balances of $97.0 million and $63.0 million as of September 30, 2016 and December 31, 2015, respectively, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
At September 30, 2016, we had interest rate swap agreements in place to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of reducing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from 2016 through 2021.
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

The following table summarizes the notional amounts and fair values of our interest rate swaps that are designated cash flow hedges as of September 30, 2016 and December 31, 2015 (in thousands):

	Notional Amount				Fair Value at September 30, 2016 (USD)			Fair Value at December 31, 2015 (USD)
	September 30, 2016		December 31, 2015		Other Assets	Other Accrued Expenses	Other Noncurrent Liabilities	Other Accrued Expenses
Interest rate swap agreements
USD denominated		$760,000		$170,000	$431	$152	$2,414	$858
GBP denominated		£50,000		£50,000	—	60	—	465
CAD denominated	C$	—	C$	25,000	—	—	—	24
Total cash flow hedges					$431	$212	$2,414	$1,347

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 or December 31, 2015.
The activity related to our cash flow hedges is included in Note 7, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three and nine months ended September 30, 2016 and September 30, 2015. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of September 30, 2016, we estimate that $1.4 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Loss will be reclassified into our consolidated statements of income within the next 12 months.
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
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the three and nine months ended September 30, 2016, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2016 and December 31, 2015 (in thousands):

	Balance as of September 30, 2016	Fair Value Measurements as of September 30, 2016
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$34,811	$—	$34,811	$—
Interest rate swaps	431	—	431	—
Total Assets	$35,242	$—	$35,242	$—
Liabilities:
Contingent consideration liabilities	$3,168	$—	$—	$3,168
Deferred compensation liabilities	36,289	—	36,289	—
Interest rate swaps	2,626	—	2,626	—
Total Liabilities	$42,083	$—	$38,915	$3,168

	Balance as of December 31, 2015	Fair Value Measurements as of December 31, 2015
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$29,782	$—	$29,782	$—
Total Assets	$29,782	$—	$29,782	$—
Liabilities:
Contingent consideration liabilities	$4,584	$—	$—	$4,584
Deferred compensation liabilities	30,336	—	30,336	—
Interest rate swaps	1,347	—	1,347	—
Total Liabilities	$36,267	$—	$31,683	$4,584
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
Changes in the fair value of our contingent consideration obligations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$3,134	$5,191	$4,584	$7,295
Payments	—	(610)	(1,667)	(2,815)
Increase in fair value included in earnings	57	89	176	365
Exchange rate effects	(23)	(122)	75	(297)
Balance as of September 30	$3,168	$4,548	$3,168	$4,548

All the amounts included in earnings for the three and nine months ended September 30, 2016 were related to contingent consideration obligations outstanding as of September 30, 2016. Of the amounts included in earnings for the three and nine months ended September 30, 2015, $0.1 million and $0.2 million of losses, respectively, were related to contingent consideration obligations outstanding as of September 30, 2016. Changes in the values of the liabilities are recorded in Other expense (income), net on our Unaudited Condensed Consolidated Statements of Income.
The changes in the fair value of contingent consideration obligations included in earnings during the respective periods in 2016 and 2015 reflect the quarterly reassessment of each obligation's fair value, including an analysis of the significant inputs used in the valuation, as well as the accretion of the present value discount.
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of September 30, 2016 and December 31, 2015, the fair values of our credit agreement borrowings reasonably approximated the carrying values of $2.0 billion and $891.1 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $97.0 million and $63.0 million at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the fair value of the Notes was approximately $618.8 million and $567.3 million, respectively, compared to a carrying value of $600 million. As of September 30, 2016, the fair value of the Euro Notes was approximately $600.3 million compared to a carrying value of $561.8 million.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2016 to assume these obligations. The fair value of our Notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair value of our Euro Notes is determined based upon observable market inputs including quoted market prices in a market that is not active, and therefore is classified as Level 2 within the fair value hierarchy.

Note 11.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at September 30, 2016 are as follows (in thousands):

Three months ending December 31, 2016	$51,473
Years ending December 31:
2017	188,098
2018	162,716
2019	132,020
2020	106,987
2021	80,143
Thereafter	477,455
Future Minimum Lease Payments	$1,198,892
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
Our effective income tax rate for the nine months ended September 30, 2016 was 32.6%, compared with 34.8% for the comparable prior year period. The lower effective income tax rate for the nine months ended September 30, 2016 reflects the $11.5 million discrete item for excess tax benefits from stock-based payments related to the adoption of ASU 2016-09 as described in Note 3, "Financial Statement Information." The adoption of this accounting standard could result in fluctuations to the effective tax rate from period to period depending on the amount of excess tax benefits or deficiencies recognized. The other discrete tax items for the nine months ended September 30, 2016 and 2015 were immaterial.
Our acquisitions completed during the first nine months of 2016, including our March 2016 acquisition of Rhiag and our April 2016 acquisition of PGW, contributed $29.7 million and $137.5 million of deferred tax assets and liabilities, respectively, relating to intangible assets; property, plant and equipment; and reserves, including pension and other post-retirement benefit obligations.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Glass	Eliminations	Consolidated
Three Months Ended September 30, 2016
Revenue:
Third Party	$1,046,579	$770,219	$311,621	$258,411	$—	$2,386,830
Intersegment	86	—	969	114	(1,169)	—
Total segment revenue	$1,046,665	$770,219	$312,590	$258,525	$(1,169)	$2,386,830
Segment EBITDA	$141,054	$72,586	$32,449	$27,758	$—	$273,847
Depreciation and amortization (1)	17,551	27,792	5,628	8,517	—	59,488
Three Months Ended September 30, 2015
Revenue:
Third Party	$1,037,130	$511,146	$283,456	$—	$—	$1,831,732
Intersegment	160	—	850	—	(1,010)	—
Total segment revenue	$1,037,290	$511,146	$284,306	$—	$(1,010)	$1,831,732
Segment EBITDA	$128,506	$52,733	$26,075	$—	$—	$207,314
Depreciation and amortization (1)	17,918	9,478	5,578	—	—	32,974

	North America	Europe	Specialty	Glass	Eliminations	Consolidated
Nine Months Ended September 30, 2016
Revenue:
Third Party	$3,214,343	$2,141,186	$934,955	$468,515	$—	$6,758,999
Intersegment	419	—	3,014	188	(3,621)	—
Total segment revenue	$3,214,762	$2,141,186	$937,969	$468,703	$(3,621)	$6,758,999
Segment EBITDA	$452,254	$220,066	$105,979	$51,059	$—	$829,358
Depreciation and amortization (1)	52,688	66,380	16,254	15,048	—	150,370
Nine Months Ended September 30, 2015
Revenue:
Third Party	$3,127,988	$1,508,325	$807,401	$—	$—	$5,443,714
Intersegment	626	70	2,457	—	(3,153)	—
Total segment revenue	$3,128,614	$1,508,395	$809,858	$—	$(3,153)	$5,443,714
Segment EBITDA	$416,774	$153,199	$91,677	$—	$—	$661,650
Depreciation and amortization (1)	52,432	26,533	15,723	—	—	94,688
(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding depreciation, amortization, interest (which includes loss on debt extinguishment) and income tax expense.

The table below provides a reconciliation from Segment EBITDA to Net Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment EBITDA	$273,847	$207,314	$829,358	$661,650
Deduct:
Restructuring and acquisition related expenses (1)	8,412	4,578	32,303	12,729
Inventory step-up adjustment - acquisition related (2)	(387)	—	9,826	—
Change in fair value of contingent consideration liabilities (3)	57	89	176	365
Add:
Equity in earnings of unconsolidated subsidiaries	267	(1,130)	52	(4,200)
Gains on foreign exchange contracts - acquisition related (4)	—	—	18,342	—
EBITDA	266,032	201,517	805,447	644,356
Depreciation and amortization - cost of goods sold	6,472	2,091	13,137	4,570
Depreciation and amortization	53,016	30,883	137,233	90,118
Interest expense, net	27,059	14,722	68,032	44,250
Loss on debt extinguishment	—	—	26,650	—
Provision for income taxes	56,797	52,475	182,751	177,255
Net income	$122,688	$101,346	$377,644	$328,163

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
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Capital Expenditures
North America	$24,394	$11,615	$66,625	$41,762
Europe	16,554	16,966	57,105	47,138
Specialty	582	4,229	11,235	10,673
Glass	8,897	—	17,781	—
	$50,427	$32,810	$152,746	$99,573

The following table presents assets by reportable segment (in thousands):

	September 30,	December 31,
	2016	2015
Receivables, net
North America	$315,656	$314,743
Europe (1)	438,771	215,710
Specialty	79,415	59,707
Glass (1)	125,479	—
Total receivables, net	959,321	590,160
Inventories, net
North America	795,531	847,787
Europe (1)	664,658	427,323
Specialty	293,083	281,442
Glass (1)	159,296	—
Total inventories, net	1,912,568	1,556,552
Property, Plant and Equipment, net
North America	486,382	467,961
Europe (1)	246,544	175,455
Specialty	57,565	53,151
Glass (1)	233,216	—
Total property, plant and equipment, net	1,023,707	696,567
Other unallocated assets	4,308,356	2,804,558
Total assets	$8,203,952	$5,647,837
(1) The increase in assets for our Europe and Glass segments primarily relates to the Rhiag and PGW acquisitions, respectively (see Note 2, "Business Combinations" for further details).
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
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
United States	$1,475,276	$1,229,958	$4,244,083	$3,653,326
United Kingdom	336,168	358,925	1,044,110	1,049,596
Other countries	575,386	242,849	1,470,806	740,792
	$2,386,830	$1,831,732	$6,758,999	$5,443,714

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2016	2015
Long-lived Assets
United States	$703,454	$493,300
United Kingdom	150,625	138,546
Other countries	169,628	64,721
	$1,023,707	$696,567

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Aftermarket, other new and refurbished products	$1,673,147	$1,307,399	$4,817,217	$3,850,038
Recycled, remanufactured and related products and services	424,876	401,292	1,290,488	1,207,917
Manufactured products (1)	177,300	—	317,932	—
Other	111,507	123,041	333,362	385,759
	$2,386,830	$1,831,732	$6,758,999	$5,443,714

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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$29,554	$30,333	$211,964	$—	$271,851
Receivables, net	—	344,318	615,003	—	959,321
Intercompany receivables, net	3,517	—	24,462	(27,979)	—
Inventories, net	—	1,177,357	735,211	—	1,912,568
Prepaid expenses and other current assets	17,502	57,061	77,238	—	151,801
Total Current Assets	50,573	1,609,069	1,663,878	(27,979)	3,295,541
Property, Plant and Equipment, net	274	697,601	325,832	—	1,023,707
Intangible Assets:
Goodwill	—	1,866,011	1,251,139	—	3,117,150
Other intangibles, net	—	157,305	461,941	—	619,246
Investment in Subsidiaries	5,075,832	281,123	—	(5,356,955)	—
Intercompany Notes Receivable	1,110,376	819,982	—	(1,930,358)	—
Other Assets	41,580	81,946	32,354	(7,572)	148,308
Total Assets	$6,278,635	$5,513,037	$3,735,144	$(7,322,864)	$8,203,952
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,246	$311,090	$370,383	$—	$682,719
Intercompany payables, net	—	24,462	3,517	(27,979)	—
Accrued expenses:
Accrued payroll-related liabilities	5,345	48,983	52,216	—	106,544
Other accrued expenses	12,920	96,875	128,507	—	238,302
Other current liabilities	284	17,546	28,984	—	46,814
Current portion of long-term obligations	22,410	2,469	49,950	—	74,829
Total Current Liabilities	42,205	501,425	633,557	(27,979)	1,149,208
Long-Term Obligations, Excluding Current Portion	2,015,977	9,214	1,164,154	—	3,189,345
Intercompany Notes Payable	750,000	1,094,324	86,034	(1,930,358)	—
Deferred Income Taxes	—	112,552	121,702	(7,572)	226,682
Other Noncurrent Liabilities	43,176	127,770	40,494	—	211,440
Stockholders’ Equity	3,427,277	3,667,752	1,689,203	(5,356,955)	3,427,277
Total Liabilities and Stockholders' Equity	$6,278,635	$5,513,037	$3,735,144	$(7,322,864)	$8,203,952

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$17,616	$13,432	$56,349	$—	$87,397
Receivables, net	—	214,502	375,658	—	590,160
Intercompany receivables, net	3	—	13,544	(13,547)	—
Inventories, net	—	1,060,834	495,718	—	1,556,552
Prepaid expenses and other current assets	15,254	44,810	46,539	—	106,603
Total Current Assets	32,873	1,333,578	987,808	(13,547)	2,340,712
Property, Plant and Equipment, net	339	494,658	201,570	—	696,567
Intangible Assets:
Goodwill	—	1,640,745	678,501	—	2,319,246
Other intangibles, net	—	141,537	73,580	—	215,117
Investment in Subsidiaries	3,456,837	285,284	—	(3,742,121)	—
Intercompany Notes Receivable	630,717	61,764	—	(692,481)	—
Other Assets	35,649	28,184	18,218	(5,856)	76,195
Total Assets	$4,156,415	$3,985,750	$1,959,677	$(4,454,005)	$5,647,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$681	$229,519	$185,388	$—	$415,588
Intercompany payables, net	—	13,544	3	(13,547)	—
Accrued expenses:
Accrued payroll-related liabilities	4,395	48,698	33,434	—	86,527
Other accrued expenses	5,399	80,886	75,940	—	162,225
Other current liabilities	284	15,953	15,359	—	31,596
Current portion of long-term obligations	21,041	1,425	33,568	—	56,034
Total Current Liabilities	31,800	390,025	343,692	(13,547)	751,970
Long-Term Obligations, Excluding Current Portion	976,353	7,487	544,828	—	1,528,668
Intercompany Notes Payable	—	615,488	76,993	(692,481)	—
Deferred Income Taxes	—	113,905	19,190	(5,856)	127,239
Other Noncurrent Liabilities	33,580	70,109	21,589	—	125,278
Stockholders’ Equity	3,114,682	2,788,736	953,385	(3,742,121)	3,114,682
Total Liabilities and Stockholders’ Equity	$4,156,415	$3,985,750	$1,959,677	$(4,454,005)	$5,647,837

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,549,617	$909,040	$(71,827)	$2,386,830
Cost of goods sold	—	982,278	592,967	(71,827)	1,503,418
Gross margin	—	567,339	316,073	—	883,412
Facility and warehouse expenses	—	123,923	59,125	—	183,048
Distribution expenses	—	120,049	52,517	—	172,566
Selling, general and administrative expenses	8,095	138,131	117,146	—	263,372
Restructuring and acquisition related expenses	—	7,266	1,146	—	8,412
Depreciation and amortization	32	24,885	28,099	—	53,016
Operating (loss) income	(8,127)	153,085	58,040	—	202,998
Other expense (income):
Interest expense, net	18,122	610	8,327	—	27,059
Intercompany interest (income) expense, net	(8,796)	5,030	3,766	—	—
Other expense (income), net	17	(4,132)	836	—	(3,279)
Total other expense, net	9,343	1,508	12,929	—	23,780
(Loss) income before (benefit) provision for income taxes	(17,470)	151,577	45,111	—	179,218
(Benefit) provision for income taxes	(9,546)	57,012	9,331	—	56,797
Equity in earnings of unconsolidated subsidiaries	—	251	16	—	267
Equity in earnings of subsidiaries	130,612	11,075	—	(141,687)	—
Net income	$122,688	$105,891	$35,796	$(141,687)	$122,688

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,263,397	$595,769	$(27,434)	$1,831,732
Cost of goods sold	—	773,957	372,430	(27,434)	1,118,953
Gross margin	—	489,440	223,339	—	712,779
Facility and warehouse expenses	—	106,090	37,828	—	143,918
Distribution expenses	—	105,519	53,249	—	158,768
Selling, general and administrative expenses	8,484	124,678	74,725	—	207,887
Restructuring and acquisition related expenses	—	3,754	824	—	4,578
Depreciation and amortization	38	21,133	9,712	—	30,883
Operating (loss) income	(8,522)	128,266	47,001	—	166,745
Other expense (income):
Interest expense, net	12,049	460	2,213	—	14,722
Intercompany interest (income) expense, net	(10,146)	7,183	2,963	—	—
Other expense (income), net	8	(2,441)	(495)	—	(2,928)
Total other expense, net	1,911	5,202	4,681	—	11,794
(Loss) income before (benefit) provision for income taxes	(10,433)	123,064	42,320	—	154,951
(Benefit) provision for income taxes	(4,012)	48,089	8,398	—	52,475
Equity in earnings of unconsolidated subsidiaries	—	17	(1,147)	—	(1,130)
Equity in earnings of subsidiaries	107,767	6,328	—	(114,095)	—
Net income	$101,346	$81,320	$32,775	$(114,095)	$101,346

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,398,731	$2,498,594	$(138,326)	$6,758,999
Cost of goods sold	—	2,728,874	1,602,655	(138,326)	4,193,203
Gross margin	—	1,669,857	895,939	—	2,565,796
Facility and warehouse expenses	—	357,782	161,541	—	519,323
Distribution expenses	—	342,524	166,716	—	509,240
Selling, general and administrative expenses	27,361	397,287	311,195	—	735,843
Restructuring and acquisition related expenses	—	18,384	13,919	—	32,303
Depreciation and amortization	101	68,890	68,242	—	137,233
Operating (loss) income	(27,462)	484,990	174,326	—	631,854
Other expense (income):
Interest expense, net	48,043	444	19,545	—	68,032
Intercompany interest (income) expense, net	(21,828)	13,996	7,832	—	—
Loss on debt extinguishment	2,894	—	23,756	—	26,650
Gains on foreign exchange contracts - acquisition related	(18,342)	—	—	—	(18,342)
Other (income) expense, net	(61)	(7,216)	2,448	—	(4,829)
Total other expense, net	10,706	7,224	53,581	—	71,511
(Loss) income before (benefit) provision for income taxes	(38,168)	477,766	120,745	—	560,343
(Benefit) provision for income taxes	(19,103)	177,585	24,269	—	182,751
Equity in earnings of unconsolidated subsidiaries	(795)	603	244	—	52
Equity in earnings of subsidiaries	397,504	23,448	—	(420,952)	—
Net income	$377,644	$324,232	$96,720	$(420,952)	$377,644

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,758,846	$1,778,456	$(93,588)	$5,443,714
Cost of goods sold	—	2,284,786	1,116,314	(93,588)	3,307,512
Gross margin	—	1,474,060	662,142	—	2,136,202
Facility and warehouse expenses	—	304,140	108,814	—	412,954
Distribution expenses	—	304,264	146,257	—	450,521
Selling, general and administrative expenses	24,876	366,298	225,750	—	616,924
Restructuring and acquisition related expenses	—	10,999	1,730	—	12,729
Depreciation and amortization	117	60,897	29,104	—	90,118
Operating (loss) income	(24,993)	427,462	150,487	—	552,956
Other expense (income):
Interest expense, net	36,604	331	7,315	—	44,250
Intercompany interest (income) expense, net	(31,347)	21,498	9,849	—	—
Other expense (income), net	35	(5,282)	4,335	—	(912)
Total other expense, net	5,292	16,547	21,499	—	43,338
(Loss) income before (benefit) provision for income taxes	(30,285)	410,915	128,988	—	509,618
(Benefit) provision for income taxes	(12,061)	163,361	25,955	—	177,255
Equity in earnings of unconsolidated subsidiaries	—	47	(4,247)	—	(4,200)
Equity in earnings of subsidiaries	346,387	20,923	—	(367,310)	—
Net income	$328,163	$268,524	$98,786	$(367,310)	$328,163

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$122,688	$105,891	$35,796	$(141,687)	$122,688
Other comprehensive (loss) income:
Foreign currency translation	(12,317)	(9,372)	(11,450)	20,822	(12,317)
Net change in unrecognized gains/losses on derivative instruments, net of tax	3,059	170	318	(488)	3,059
Net change in unrealized gains/losses on pension plans, net of tax	94	—	94	(94)	94
Total other comprehensive loss	(9,164)	(9,202)	(11,038)	20,240	(9,164)
Total comprehensive income	$113,524	$96,689	$24,758	$(121,447)	$113,524

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$101,346	$81,320	$32,775	$(114,095)	$101,346
Other comprehensive (loss) income:
Foreign currency translation	(33,458)	(11,459)	(32,073)	43,532	(33,458)
Net change in unrecognized gains/losses on derivative instruments, net of tax	612	—	14	(14)	612
Net change in unrealized gains/losses on pension plans, net of tax	(25)	—	(25)	25	(25)
Total other comprehensive loss	(32,871)	(11,459)	(32,084)	43,543	(32,871)
Total comprehensive income	$68,475	$69,861	$691	$(70,552)	$68,475

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$377,644	$324,232	$96,720	$(420,952)	$377,644
Other comprehensive (loss) income:
Foreign currency translation	(85,434)	(27,343)	(88,319)	115,662	(85,434)
Net change in unrecognized gains/losses on derivative instruments, net of tax	(123)	170	513	(683)	(123)
Net change in unrealized gains/losses on pension plans, net of tax	361	—	361	(361)	361
Total other comprehensive loss	(85,196)	(27,173)	(87,445)	114,618	(85,196)
Total comprehensive income	$292,448	$297,059	$9,275	$(306,334)	$292,448

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$328,163	$268,524	$98,786	$(367,310)	$328,163
Other comprehensive (loss) income:
Foreign currency translation	(43,758)	(12,697)	(40,656)	53,353	(43,758)
Net change in unrecognized gains/losses on derivative instruments, net of tax	1,813	—	143	(143)	1,813
Change in unrealized gains/losses on pension plans, net of tax	82	—	82	(82)	82
Total other comprehensive loss	(41,863)	(12,697)	(40,431)	53,128	(41,863)
Total comprehensive income	$286,300	$255,827	$58,355	$(314,182)	$286,300

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$240,495	$404,164	$119,623	$(240,131)	$524,151
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(36)	(89,917)	(62,793)	—	(152,746)
Investment and intercompany note activity with subsidiaries	(1,285,939)	—	—	1,285,939	—
Acquisitions, net of cash acquired	—	(666,052)	(635,075)	—	(1,301,127)
Proceeds from foreign exchange contracts	18,342	—	—	—	18,342
Other investing activities, net	—	(452)	11,293	—	10,841
Net cash used in investing activities	(1,267,633)	(756,421)	(686,575)	1,285,939	(1,424,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,525	—	—	—	7,525
Taxes paid related to net share settlements of stock-based compensation awards	(4,440)	—	—	—	(4,440)
Debt issuance costs	(7,079)	—	(9,325)	—	(16,404)
Proceeds from issuance of Euro notes	—	—	563,450	—	563,450
Borrowings under revolving credit facilities	1,304,000	—	657,702	—	1,961,702
Repayments under revolving credit facilities	(344,000)	—	(895,234)	—	(1,239,234)
Borrowings under term loans	89,317	—	249,161	—	338,478
Repayments under term loans	(6,247)	—	(3,214)	—	(9,461)
Borrowings under receivables securitization facility	—	—	100,480	—	100,480
Repayments under receivables securitization facility	—	—	(66,500)	—	(66,500)
Repayments of other debt, net	—	(2,270)	(92)	—	(2,362)
Repayment of Rhiag debt and related payments	—	—	(543,347)	—	(543,347)
Payments of other obligations	—	(1,405)	—	—	(1,405)
Investment and intercompany note activity with parent	—	612,961	672,978	(1,285,939)	—
Dividends	—	(240,131)	—	240,131	—
Net cash provided by financing activities	1,039,076	369,155	726,059	(1,045,808)	1,088,482
Effect of exchange rate changes on cash and equivalents	—	3	(3,492)	—	(3,489)
Net increase in cash and equivalents	11,938	16,901	155,615	—	184,454
Cash and equivalents, beginning of period	17,616	13,432	56,349	—	87,397
Cash and equivalents, end of period	$29,554	$30,333	$211,964	$—	$271,851

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$257,660	$329,740	$136,686	$(219,091)	$504,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3)	(49,023)	(50,547)	—	(99,573)
Investment and intercompany note activity with subsidiaries	(66,644)	—	—	66,644	—
Acquisitions, net of cash acquired	—	(120,766)	(36,591)	—	(157,357)
Other investing activities, net	—	8,832	(5,658)	—	3,174
Net cash used in investing activities	(66,647)	(160,957)	(92,796)	66,644	(253,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,534	—	—	—	7,534
Taxes paid related to net share settlements of stock-based compensation awards	(7,423)	—	—	—	(7,423)
Borrowings under revolving credit facilities	207,000	—	75,421	—	282,421
Repayments under revolving credit facilities	(347,000)	—	(86,840)	—	(433,840)
Repayments under term loans	(16,875)	—	—	—	(16,875)
Borrowings under receivables securitization facility	—	—	3,858	—	3,858
Repayments under receivables securitization facility	—	—	(8,958)	—	(8,958)
Repayments of other debt, net	(31,500)	(5,962)	(13,381)	—	(50,843)
Payments of other obligations	—	(1,596)	(895)	—	(2,491)
Investment and intercompany note activity with parent	—	62,540	4,104	(66,644)	—
Dividends	—	(219,091)	—	219,091	—
Net cash used in financing activities	(188,264)	(164,109)	(26,691)	152,447	(226,617)
Effect of exchange rate changes on cash and equivalents	—	237	(2,378)	—	(2,141)
Net increase in cash and equivalents	2,749	4,911	14,821	—	22,481
Cash and equivalents, beginning of period	14,930	32,103	67,572	—	114,605
Cash and equivalents, end of period	$17,679	$37,014	$82,393	$—	$137,086

Forward-Looking Statements

Statements and information in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the "safe harbor" provisions of such Act.
Forward-looking statements include, but are not limited to, statements regarding our outlook, guidance, expectations, beliefs, hopes, intentions and strategies. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. These statements are subject to a number of risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. All forward-looking statements are based on information available to us at the time the statements are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our subsequent Quarterly Reports on Form 10-Q (including this Quarterly Report).

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
On March 18, 2016, LKQ acquired Rhiag-Inter Auto Parts Italia S.p.A. ("Rhiag"), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. This acquisition expands LKQ's geographic presence in continental Europe, and we believe the acquisition will generate potential purchasing synergies.
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
In addition to our acquisitions of Rhiag and PGW, we acquired five wholesale businesses in Europe, and one wholesale business in North America during the nine months ended September 30, 2016.
In October 2016, we acquired substantially all of the business assets of Andrew Page Limited, a distributor of aftermarket automotive parts in the United Kingdom; the acquisition is subject to customary regulatory approval from the Competition and Markets Authority in the U.K.
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products; (ii) recycled, remanufactured and related products and services; and (iii) manufactured products. Our service revenue is generated primarily from the sale of extended warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. During the nine months ended September 30, 2016, parts and services revenue represented approximately 95% of our consolidated revenue.
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
For the nine months ended September 30, 2016, revenue from other sources represented approximately 5% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical remanufacturers (including cores), and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
Cost of Goods Sold
Our cost of goods sold for aftermarket products includes the price we pay for the parts, freight, and overhead costs related to the purchasing, warehousing and distribution of our inventory, including labor, facility and equipment costs and depreciation. Our aftermarket products are acquired from a number of vendors. Our cost of goods sold for refurbished products includes the price we pay for cores, freight, and costs to refurbish the parts, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our refurbishing operations. Our cost of goods sold for manufactured automotive glass products includes the price we pay for raw materials, freight, and costs to produce the parts, including direct and indirect labor, facility and equipment costs, depreciation, energy costs and other overhead related to our glass operations.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on February 25, 2016, includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the nine months ended September 30, 2016.
Goodwill Impairment
We are required to test our goodwill for impairment at least annually or whenever events or circumstances indicate that impairment may have occurred. In 2015, we performed the step one goodwill impairment test for our Self Service reporting unit; the results of our analysis indicated that the fair value of the Self Service reporting unit exceeded its carrying value by approximately 11%. In 2016, we have monitored the performance of our Self Service reporting unit as changes to our forecasts may result in the determination that an impairment adjustment is required. As of the quarter ended September 30, 2016, the forecasts utilized in our 2015 Self Service annual impairment test remain unchanged. We will complete our annual impairment test for the Self Service reporting unit during the fourth quarter.

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
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.0%	61.1%	62.0%	60.8%
Gross margin	37.0%	38.9%	38.0%	39.2%
Facility and warehouse expenses	7.7%	7.9%	7.7%	7.6%
Distribution expenses	7.2%	8.7%	7.5%	8.3%
Selling, general and administrative expenses	11.0%	11.3%	10.9%	11.3%
Restructuring and acquisition related expenses	0.4%	0.2%	0.5%	0.2%
Depreciation and amortization	2.2%	1.7%	2.0%	1.7%
Operating income	8.5%	9.1%	9.3%	10.2%
Other expense, net	1.0%	0.6%	1.1%	0.8%
Income before provision for income taxes	7.5%	8.5%	8.3%	9.4%
Provision for income taxes	2.4%	2.9%	2.7%	3.3%
Equity in earnings of unconsolidated subsidiaries	0.0%	(0.1)%	0.0%	(0.1)%
Net income	5.1%	5.5%	5.6%	6.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	September 30,		Percentage Change in Revenue
	2016	2015	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$2,275,323	$1,708,691	3.7%	32.6%	(3.2)%	33.2%
Other revenue	111,507	123,041	(10.1)%	0.8%	(0.2)%	(9.4)%
Total revenue	$2,386,830	$1,831,732	2.8%	30.5%	(3.0)%	30.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 33.2% represents increases of 2.3% in North America, 50.8% in Europe, 9.9% in Specialty, and the addition of Glass segment revenue with the acquisition of PGW in April 2016. The decrease in other revenue of 9.4% primarily consisted of a $12.4 million organic decline in other revenue partially offset by $1.0 million of acquisition related growth. Refer to the discussion of our segment results of operations for factors contributing to revenue changes during the third quarter of 2016 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold increased to 63.0% of revenue in the third quarter of 2016 from 61.1% of revenue in the comparable prior year quarter. The increase in cost of goods sold reflects a negative effect of 1.7% and 0.8%

from our PGW and Rhiag acquisitions, respectively, which have lower gross margins than our prior year consolidated gross margin. In addition, our cost of goods sold increased 0.2% as a result of our Europe operations (excluding Rhiag). Offsetting these negative impacts was a 0.9% decrease in cost of goods sold as a percentage of revenue attributable to our wholesale and self service operations in our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended September 30, 2016 decreased to 7.7% from 7.9% in the same period of 2015. The change in facility and warehouse expense reflects decreases of 0.6% and 0.3% from our acquisitions of PGW and Rhiag, respectively, which have lower facility and warehouse expenses as a percentage of revenue than our prior year consolidated facility and warehouse expenses. These decreases were partially offset by (i) a 0.3% increase as a percentage of revenue in our North America operations primarily as a result of a realignment of plant manager responsibilities, which shifted these expenses from selling, general, and administrative expenses to facility and warehouse expenses, and (ii) a 0.3% increase in facility and warehouse expenses as a percentage of revenue primarily due to costs associated with the opening of new branch and hub locations in our U.K. operations and additional costs associated with the partly operational Tamworth, England distribution center.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 7.2% in the third quarter of 2016 from 8.7% in the comparable prior year quarter. The change in distribution expense reflects a positive impact of 0.9% and 0.3% from our acquisitions of Rhiag and PGW, respectively, which have lower distribution expenses as a percentage of revenue than our prior year consolidated distribution expenses. In addition, distribution expenses reflects a 0.2% favorable impact from improved fuel prices, primarily in our North America operations.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2016 decreased to 11.0% of revenue from 11.3% of revenue in the prior year third quarter. The change in selling, general and administrative expense reflects a positive impact of 0.7% related to our acquisition of PGW, as this business has lower selling, general and administrative expenses as a percentage of revenue than our prior year consolidated selling, general and administrative expenses. Selling, general and administrative expense also reflects an unfavorable impact of 0.3% related to our acquisition of Rhiag, which had higher selling, general and administrative expenses as a percentage of revenue than our prior year consolidated selling, general and administrative expenses. Overall selling, general and administrative expenses as a percentage of revenue increased 0.1% due to our North America operations, with a 0.3% increase from higher personnel costs partially offset by a 0.2% decrease related to the realignment of plant manager responsibilities discussed above.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2016		2015		Change
Restructuring expenses	$5,738	(1)	$3,382	(2)	$2,356
Acquisition related expenses	2,674	(3)	1,196	(4)	1,478
Total restructuring and acquisition related expenses	$8,412		$4,578		$3,834

(1)
Restructuring expenses of $2.2 million, $1.6 million, $1.6 million and $0.3 million for the quarter ended September 30, 2016 were primarily related to the integration of acquired businesses in our Specialty, North America, Glass and Europe segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of recent acquisitions into our existing business.

(2)
Restructuring expenses for the third quarter of 2015 were primarily related to the integration of acquired businesses in our North America and Specialty segments. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of recent acquisitions into our existing business.

(3)	Acquisition related expenses for the quarter ended September 30, 2016 relates primarily to potential acquisitions.

(4)
Acquisition related expenses for the third quarter of 2015 include $0.5 million for our acquisitions of four aftermarket parts distribution businesses in the Netherlands, $0.3 million for potential acquisitions, and $0.4 million related to our North America and Specialty acquisitions during the third quarter of 2015.

See Note 4, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2016	2015	Change
Depreciation	$27,976	$22,569	$5,407	(1)
Amortization	25,040	8,314	16,726	(2)
Total depreciation and amortization	$53,016	$30,883	$22,133

(1)
The increase in depreciation expense primarily reflects the depreciation expense for property, plant and equipment recorded related to our acquisitions of Rhiag and PGW of $4.3 million and $0.9 million, respectively. The remaining increase reflects increased levels of property and equipment to support our organic related growth.

(2)
The increase in amortization expense primarily reflects amortization expense for intangibles recorded related to the acquisitions of Rhiag and PGW of $14.3 million and $3.2 million, respectively. These increases are partially offset by a decline in accelerated amortization for intangibles recognized in previous years.

Other Expense, Net. The following table summarizes the components of the quarter-over-quarter increase in other expense, net (in thousands):

Other expense, net for the three months ended September 30, 2015	$11,794
Increase (decrease) due to:
Interest expense, net	12,336	(1)
Other income, net	(350)
Net increase	11,986
Other expense, net for the three months ended September 30, 2016	$23,780

(1)	Additional interest primarily relates to borrowings used to fund the acquisitions of Rhiag and PGW.
Provision for Income Taxes. Our effective income tax rate was 31.7% for the three months ended September 30, 2016, compared to 33.9% for the three months ended September 30, 2015. The lower effective income tax rate reflects the $5.0 million discrete item for excess tax benefits from stock-based payments related to the adoption of ASU 2016-09 as described in Note 3, "Financial Statement Information" of Part I, Item 1 of this report on Form 10Q. The other discrete tax items for the three months ended September 30, 2016 and 2015 were immaterial.
Equity in Earnings of Unconsolidated Subsidiaries. In February 2016, we divested our interest in ACM Parts. In April 2016, we obtained ownership interests in three joint ventures, including glass manufacturing operations in China and Mexico, as part of our acquisition of PGW. Our equity in the net earnings of the investees was not material for the three months ended September 30, 2016.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the third quarter of 2015, the value of the pound sterling used to translate the 2016 statements of income declined by 15.2% while the euro and Canadian dollar remained relatively flat. The translation effect of the change of these currencies against the U.S. dollar and realized and unrealized currency losses for the quarter resulted in a $0.01 negative effect on diluted earnings per share relative to the prior year.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Nine Months Ended
	September 30,		Percentage Change in Revenue
	2016	2015	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$6,425,637	$5,057,955	5.1%	24.0%	(2.1)%	27.0%
Other revenue	333,362	385,759	(17.2)%	3.8%	(0.2)%	(13.6)%
Total revenue	$6,758,999	$5,443,714	3.5%	22.6%	(2.0)%	24.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 27.0% represents increases of 5.1% in North America, 42.0% in Europe, 15.8% in Specialty, and the addition of Glass segment revenue with the acquisition of PGW in April 2016. The decrease in other revenue of 13.6% primarily consisted of a $66.4 million organic decline in other revenue partially offset by $14.8 million of acquisition related growth. Refer to the discussion of our segment results of operations for factors contributing to revenue changes during the nine months ended September 30, 2016 compared to the prior year period.
Cost of Goods Sold. Our cost of goods sold increased to 62.0% of revenue in the nine months ended September 30, 2016 from 60.8% of revenue in the comparable prior year period. The increase in cost of goods sold reflects a negative effect of 1.3% and 0.5% from our PGW and Rhiag acquisitions, respectively, which have lower gross margins than our prior year consolidated gross margin. The increase in cost of goods sold related to PGW includes the impact of a one-time inventory step-up adjustment recorded upon acquisition, which reduced consolidated gross margin for the year-to-date period by 0.2%. In addition, our cost of goods sold increased 0.2% as a result of mix, as we generated a greater proportion of our revenue in our Specialty operations, which has lower gross margins than our prior year consolidated gross margin. These negative impacts were partially offset by lower cost of goods sold as a percentage of revenue of 0.6% related to our self service and wholesale operations in our North America segment and a 0.2% favorable impact related to our Europe operations (excluding Rhiag). Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the nine months ended September 30, 2016 increased to 7.7% from 7.6% in the prior year period. The change in facility and warehouse expense reflects (i) a 0.4% increase as a percentage of revenue in our North America operations primarily related to a realignment of plant manager responsibilities, which shifted these expenses from selling, general and administrative expenses to facility and warehouse expenses and (ii) a 0.3% increase as a percentage of revenue in our Europe operations for branch openings and the addition of facility costs for the partly operational Tamworth, England distribution center. These negative impacts were partially offset by decreases of 0.4% and 0.2% from our acquisitions of PGW and Rhiag, respectively, which have lower facility and warehouse expenses as a percentage of revenue than our prior year consolidated facility and warehouse expenses.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 7.5% for the nine months ended September 30, 2016 from 8.3% in the comparable prior year period. The decrease in distribution expense reflects a positive impact of 0.4% and 0.2% from our acquisitions of Rhiag and PGW, respectively, which have lower distribution expenses as a percentage of revenue than our prior year consolidated distribution expenses. In addition, distribution expenses reflects a 0.2% favorable impact related to improvement in fuel prices, primarily in our North America operations.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the nine months ended September 30, 2016 decreased to 10.9% of revenue from 11.3% of revenue in the prior year period. The decrease primarily relates to an improvement of 0.5% from our acquisition of PGW, which has lower selling, general, and administrative expenses than our prior year consolidated selling, general and administrative expenses. Within our North America segment, selling, general and administrative personnel expenses were flat as a percentage of revenue, as the decrease in expense as a percentage of revenue related to the realignment of plant manager responsibilities discussed above was offset by increases in selling, general and administrative personnel expenses as a percentage of revenue.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2016		2015		Change
Restructuring expenses	$13,926	(1)	$10,283	(2)	$3,643
Acquisition related expenses	18,377	(3)	2,446	(4)	15,931
Total restructuring and acquisition related expenses	$32,303		$12,729		$19,574

(1)
Restructuring expenses of $8.3 million, $2.9 million, $1.6 million and $1.1 million for the nine months ended September 30, 2016 related to the integration of acquired businesses in our Specialty, North America, Glass and Europe segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

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

(3)
Acquisition related expenses for the nine months ended September 30, 2016 reflect $10.9 million and $4.1 million related to the acquisitions of Rhiag and PGW, respectively. The remaining expense was related to other completed and potential acquisitions.

(4)
Acquisition related expenses through the nine months ended September 30, 2015 included $1.5 million of external costs related to our acquisitions of eleven aftermarket parts distribution businesses in the Netherlands through the third quarter of 2015. The remaining acquisition related expenses were primarily related to potential acquisitions.

See Note 4, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2016	2015	Change
Depreciation	$79,042	$65,126	$13,916	(1)
Amortization	58,191	24,992	33,199	(2)
Total depreciation and amortization	$137,233	$90,118	$47,115

(1)
The increase in depreciation expense primarily reflects depreciation expense for property, plant and equipment recorded related to our acquisitions of Rhiag and PGW of $9.0 million and $1.8 million, respectively. The remaining change reflects increased levels of property and equipment to support our organic related growth.

(2)
The increase in amortization expense primarily reflects amortization expense for intangible assets recorded related to our acquisitions of Rhiag and PGW of $30.5 million and $5.0 million, respectively. These increases are partially offset by a decline in accelerated amortization for intangibles recognized in previous years.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the nine months ended September 30, 2015	$43,338
Increase (Decrease) due to:
Interest expense, net	23,782	(1)
Loss on debt extinguishment	26,650	(2)
Gains on foreign exchange contracts - acquisition related	(18,342)	(3)
Other income, net	(3,917)	(4)
Net increase	28,173
Other expense, net for the nine months ended September 30, 2016	$71,511

(1)	Additional interest primarily relates to borrowings used to fund the acquisitions of Rhiag and PGW.

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

(4)
The change in Other income, net primarily reflects the impact of foreign currency transaction gains and losses, which was a net $2.7 million favorable impact compared to the prior year period. This includes unrealized gains and losses on foreign currency transactions and unrealized mark-to-market gains and losses on foreign currency forward contracts used to hedge the purchase of inventory in our U.K. operations. The remaining change relates to miscellaneous other income.

Provision for Income Taxes. Our effective income tax rate was 32.6% for the nine months ended September 30, 2016, compared to 34.8% for the nine months ended September 30, 2015. The lower effective income tax rate reflects an $11.5 million discrete item for excess tax benefits from stock-based payments related to the adoption of ASU 2016-09 as described in Note 3, "Financial Statement Information" of Part I, Item 1 of this report on Form 10Q. The other discrete tax items for the nine months ended September 30, 2016 and 2015 were immaterial.
Equity in Earnings of Unconsolidated Subsidiaries. In February 2016, we divested our interest in ACM Parts. We obtained ownership interests in three joint ventures, including glass manufacturing operations in China and Mexico, in the second quarter as part of our acquisition of PGW. Our equity in the net earnings of the investees was not material for the nine months ended September 30, 2016.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used through the third quarter of 2015, the pound sterling and Canadian dollar rates used to translate the 2016 statements of income declined by 9.1%, and 4.7%, respectively. The euro remained flat relative to the U.S. dollar through the third quarter of 2016. The translation effect of the decline of the pound sterling and Canadian dollar against the U.S. dollar and realized and unrealized currency losses through the third quarter of 2016 resulted in an approximately $0.025 negative effect on diluted earnings per share relative to the prior year period.

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
We have presented the growth of our revenue and profitability in our operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our growth and profitability, consistent with how we evaluate our performance, as this statistic removes the translation impact of exchange rate fluctuations, which does not reflect our operations. Constant currency revenue and Segment EBITDA results are calculated by translating prior year revenue and Segment EBITDA in local currency using the current year's currency conversion rate. This non-GAAP financial measure has important limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Our use of this term may vary from the use of similarly-titled measures by other issuers due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. In addition, not all companies that report revenue or profitability on a constant currency basis calculate such measures in the same manner as we do and, accordingly, our calculations are not necessarily comparable to similarly-named measures of other companies and may not be appropriate measures for performance relative to other companies.
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Total Segment Revenue	2015	% of Total Segment Revenue	2016	% of Total Segment Revenue	2015	% of Total Segment Revenue
Third Party Revenue
North America	$1,046,579		$1,037,130		$3,214,343		$3,127,988
Europe	770,219		511,146		2,141,186		1,508,325
Specialty	311,621		283,456		934,955		807,401
Glass	258,411		—		468,515		—
Total third party revenue	$2,386,830		$1,831,732		$6,758,999		$5,443,714
Total Revenue
North America	$1,046,665		$1,037,290		$3,214,762		$3,128,614
Europe	770,219		511,146		2,141,186		1,508,395
Specialty	312,590		284,306		937,969		809,858
Glass	258,525		—		468,703		—
Eliminations	(1,169)		(1,010)		(3,621)		(3,153)
Total revenue	$2,386,830		$1,831,732		$6,758,999		$5,443,714
Segment EBITDA
North America	$141,054	13.5%	$128,506	12.4%	$452,254	14.1%	$416,774	13.3%
Europe	72,586	9.4%	52,733	10.3%	220,066	10.3%	153,199	10.2%
Specialty	32,449	10.4%	26,075	9.2%	105,979	11.3%	91,677	11.3%
Glass	27,758	10.7%	—	n/m	51,059	10.9%	—	n/m
Total Segment EBITDA	$273,847	11.5%	$207,314	11.3%	$829,358	12.3%	$661,650	12.2%
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding depreciation, amortization, interest (which includes loss on debt extinguishment) and income tax expense. See Note 13, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to Net Income.
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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
North America	2016	2015	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$935,959	$914,956	2.1%	(1)	0.2%	0.0%	2.3%
Other revenue	110,620	122,174	(10.1)%	(2)	0.8%	(0.1)%	(9.5)%
Total third party revenue	$1,046,579	$1,037,130	0.6%		0.3%	(0.0)%	0.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Organic growth in parts and services revenue is primarily attributable to favorable pricing in our salvage operations in the third quarter of 2016 compared to the same period in 2015.

(2)
The $12 million decrease in other revenue primarily relates to a $6 million decline in revenue from metals found in catalytic converters (platinum, palladium and rhodium) due to lower volumes year over year and a $3 million decline in revenue from aluminum due to lower prices year over year.

(3)
The acquired revenue growth reflects the impact of our acquisition of two wholesale businesses and one self service retail operation acquired since the beginning of the third quarter of 2015 up to the one year anniversary of the acquisition date.

Segment EBITDA. Segment EBITDA increased $12.5 million, or 9.8%, in the third quarter of 2016 compared to the prior year third quarter. The overall increase in Segment EBITDA was partially offset by the impact of decreases in sequential scrap steel prices in our salvage and self service operations. The decline in sequential scrap steel prices decreased gross margins and had a negative impact of $2.4 million on North America Segment EBITDA and approximately half a penny negative effect on diluted earnings per share during the third quarter of 2016. This unfavorable impact resulted from the decrease in scrap steel prices between the date we purchased the car, which influences the price we pay for the car, and the date we scrapped the car, which influences the price we receive for scrapping the vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2015	12.4%
Increase (decrease) due to:
Change in gross margin	1.6%	(1)
Change in segment operating expenses	(0.5)%	(2)
Segment EBITDA for the three months ended September 30, 2016	13.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflects a 1.0% favorable impact from our aftermarket operations, as well as a favorable impact of 0.6% from our self service operations. We experienced a 0.6% favorable impact on gross margin as a result of procurement initiatives implemented in our aftermarket operations during 2016, which reduced our product costs; the remainder of our gross margin improvement in our aftermarket operations was primarily attributable to favorable sales prices. Gross margins at our self service operations improved as a result of the continued effort to reduce car costs to offset the loss in scrap and other metal revenue.

(2)
The increase in segment operating expenses as a percentage of revenue was primarily due to a 0.8% increase in personnel costs and a 0.3% increase in freight costs. Partially offsetting these increases was (i) a 0.3% reduction in vehicle expense as a result of lower auto claims expense and reduced maintenance costs due to a younger fleet and (ii) a 0.2% improvement in fuel prices.

Europe

Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Europe	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$769,332	$510,279	6.7%	54.6%	(10.6)%	50.8%
Other revenue	887	867	1.5%	10.5%	(9.7)%	2.3%
Total third party revenue	$770,219	$511,146	6.7%	54.6%	(10.6)%	50.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 6.9%, while in our Benelux region operations, parts and services revenue grew organically by 5.1%. Our organic revenue growth in the U.K. operations, which primarily resulted from higher sales volumes, was composed of a 5.3% increase in revenue from stores open more than 12 months and a 1.6% increase from revenue generated by 15 branch openings since the third quarter of the prior year through the one year anniversary of their respective opening dates. Organic revenue growth in our Benelux operations was primarily due to higher sales volumes.

(2)
Acquisition related growth for the third quarter of 2016 includes $266.0 million from our acquisition of Rhiag. The remainder of our acquired revenue growth reflects revenue from the start of the quarter up to the one year anniversary of the acquisition date from our acquisitions of 4 distribution companies in the Netherlands, 2 wholesale businesses in the U.K., and 2 salvage businesses in Sweden acquired since the beginning of the third quarter of 2015.

(3)
Compared to the prior year quarter, exchange rates reduced our revenue growth by $54.2 million, or 10.6%, primarily due to the strengthening of the U.S. dollar against the pound sterling in the third quarter of 2016; the euro remained flat relative to the U.S. dollar through the third quarter of 2016.

Segment EBITDA. Segment EBITDA increased $19.9 million, or 37.6%, in the third quarter of 2016 compared to the prior year third quarter. Our Europe Segment EBITDA includes a negative year over year impact of $6.4 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2015. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $26.3 million, or 50.0%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended September 30, 2016.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2015	10.3%
(Decrease) increase due to:
Change in gross margin	(2.1)%	(1)
Change in segment operating expenses	1.5%	(2)
Change in other expense, net	(0.3)%	(3)
Segment EBITDA for the three months ended September 30, 2016	9.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin is primarily due to a 1.5% decline as a result of the acquisition of Rhiag, which has lower gross margins than our other Europe operations. In addition, our U.K. margins declined 0.5% primarily due to an increase in customer rebates and additional costs associated with the partially operational Tamworth, England distribution center.

(2)
The decrease in segment operating expenses as a percentage of revenue reflects a 2.4% decrease related to the acquisition of Rhiag, which has lower operating expenses as a percentage of revenue than our existing Europe operations. This decrease was offset by an increase of 0.8% in facility and warehouse expenses from our U.K. operations due to increases from opening 15 new branches and 6 new hubs since the beginning of the prior year third quarter as well as the addition of facility and personnel costs for the partly operational Tamworth distribution facility.

(3)	The increase in other expense, net as a percentage of revenue reflects losses on inventory purchases denominated in a foreign currency in our U.K. operations.
Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Specialty	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange	Total Change
Parts & services revenue	$311,621	$283,456	3.7%	6.2%	—%	9.9%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$311,621	$283,456	3.7%	6.2%	—%	9.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts and services revenue reflects an increase in service levels in various regions of North America as we continue to expand the breadth and depth of our inventory offerings and add delivery capacity to our integrated distribution network to allow us to realize synergies associated with the integration of Coast.

(2)	Acquisition related growth reflects the impact of the acquisition of Coast on August 19, 2015.
Segment EBITDA. Segment EBITDA increased $6.4 million, or 24.4%, in the third quarter of 2016 compared to the prior year third quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2015	9.2%
Increase due to:
Change in gross margin	0.1%	(1)
Change in segment operating expenses	1.0%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended September 30, 2016	10.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Gross margin for the period was relatively flat compared to the prior year period due to the offsetting effects of (i) a 0.4% favorable impact from the timing of recognizing certain advertising credits in comparison to the prior year quarter and (ii) a 0.3% increase in inventory costs, which were higher due to the stocking of two distribution centers in the third quarter of 2016 which were not yet operational in the prior year period.

(2)
The decrease in segment operating expenses primarily reflects a (i) 0.4% improvement in bad debt expense due to improved customer collections, (ii) 0.3% improvement from the timing of advertising expense recognition, as we recognized more advertising expense in the first half of 2016, and (iii) 0.3% improvement related to Coast synergies.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
North America

Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
North America	2016	2015	Organic		Acquisition (3)	Foreign Exchange (4)	Total Change
Parts & services revenue	$2,884,169	$2,745,448	3.3%	(1)	2.0%	(0.3)%	5.1%
Other revenue	330,174	382,540	(17.3)%	(2)	3.7%	(0.1)%	(13.7)%
Total third party revenue	$3,214,343	$3,127,988	0.8%		2.3%	(0.3)%	2.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was primarily attributable to favorable pricing. Increased prices in our wholesale operations, primarily in our salvage operations, was a result of shifting our salvage vehicle purchasing to higher quality vehicles, which raised the average revenue per part sold. Organic revenue also grew as a result of increased sales volumes in our wholesale operations resulting from improved fill rates and in-stock rates, as well as increased purchasing levels, which contributed to a greater volume of parts available for sale. Organic revenue growth in parts and services was negatively affected by milder winter weather conditions in North America in the first quarter of 2016. The organic growth was partially offset by a negative mix impact as we saw a smaller percentage of sales from high value salvage part types in 2016.

(2)
The $52 million decrease in other revenue primarily relates to (i) a $21 million decline in revenue from metals, such as those found in catalytic converters (platinum, palladium and rhodium), aluminum wheels and copper wiring, all due to lower prices year over year, (ii) a $19 million decline in revenue from scrap steel and other metals primarily related to lower prices, and (iii) a $13 million reduction due to the sale of our precious metals business late in the second quarter of 2015.

(3)
The acquired revenue growth reflects the impact of our acquisition of five wholesale businesses and one self service retail operation acquired since the beginning of 2015 up to the one year anniversary of the acquisition date.

(4)
Compared to the prior year, exchange rates reduced our revenue growth by 0.3%, primarily due to the strengthening of the U.S. dollar against the Canadian dollar in the first nine months of 2016 compared to the prior year period.

Segment EBITDA. Segment EBITDA increased $35.5 million, or 8.5%, in the first nine months of 2016 compared to the prior year period. While other revenue for the first nine months of 2016 decreased from the prior year period, increases in sequential scrap steel prices in our salvage and self service operations benefited gross margins and had a favorable impact of $6.4 million on North America Segment EBITDA and approximately a $0.01 positive effect on diluted earnings per share. This favorable impact results from the increase in scrap steel prices between the date we purchased the car, which influences the price we pay for the car, and the date we scrapped the car, which influences the price we receive for scrapping the vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2015	13.3%
Increase (decrease) due to:
Change in gross margin	1.1%	(1)
Change in segment operating expenses	(0.4)%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the nine months ended September 30, 2016	14.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflects a 0.7% favorable impact from our self service operations, as car costs have decreased by a greater percentage year over year than revenue. Within our wholesale operations, we experienced a 0.4% favorable impact on gross margin as a result of procurement initiatives implemented in our aftermarket operations during 2016, which reduced our product costs.

(2)
The increase in segment operating expenses as a percentage of revenue was primarily the result of a 0.5% increase in personnel costs as a percentage of revenue. Further contributing to the increase in operating expenses was a 0.2% increase in freight costs as a percentage of revenue, partially offset by a 0.2% improvement in fuel prices.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Europe	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$2,137,999	$1,505,106	7.2%	41.1%	(6.3)%	42.0%
Other revenue	3,188	3,219	(10.0)%	14.2%	(5.2)%	(1.0)%
Total third party revenue	$2,141,187	$1,508,325	7.2%	41.1%	(6.3)%	42.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 7.9%, while in our Benelux region operations, parts and services revenue grew organically by 5.2%. Our organic revenue growth in the U.K., which primarily resulted from higher sales volumes, was composed of a 6.3% increase in revenue from stores open more than 12 months and a 1.7% increase from revenue generated by 15 branch openings since the third quarter of the prior year through the one year anniversary of their respective opening dates. Organic revenue growth in our Benelux operations was primarily due to higher sales volumes as a result of the introduction of new product lines through the nine months ended September 30, 2016 compared to the prior year period and two additional selling days in the first nine months of 2016 compared to the prior year period.

(2)
Acquisition related growth through the third quarter of 2016 includes $584.0 million from our acquisition of Rhiag. The remainder of our acquired revenue growth reflects our acquisition of 4 distribution companies in the Netherlands, 2 wholesale businesses in the U.K., and 2 salvage businesses in Sweden acquired since the beginning of the third quarter of 2015 up to the one year anniversary of the acquisition date.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $95.2 million, or 6.3%, primarily due to the strengthening of the U.S. dollar against the pound sterling relative to the first nine months of 2015.

Segment EBITDA. Segment EBITDA increased $66.9 million, or 43.6%, in the third quarter of 2016 compared to the prior year period. Our Europe Segment EBITDA includes a negative year over year impact of $11.0 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2015. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $77.9 million, or 50.8%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the nine months ended September 30, 2016.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2015	10.2%
(Decrease) Increase due to:
Change in gross margin	(0.5)%	(1)
Change in segment operating expenses	0.6%	(2)
Segment EBITDA for the nine months ended September 30, 2016	10.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflects a 1.1% decline in gross margin due to the acquisition of Rhiag, which has lower gross margins that our other Europe operations. This decline is partially offset by a 0.5% improvement in our Benelux operations primarily as a result of internalizing incremental gross margin from our acquired distributors and the introduction of new product lines with higher margins than our existing product line sales.

(2)
The decrease in segment operating expenses as a percentage of revenue reflects (i) a decrease of 1.7% in operating expenses as a result of the acquisition of Rhiag, which has lower operating expenses as a percentage of revenue than our existing Europe operations and (ii) an increase in facility and warehouse expenses of 0.8% from our U.K. operations due to increases from opening 15 new branches and 6 new hubs since the prior year third quarter as well as the addition of facility and personnel costs for the Tamworth distribution facility.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Specialty	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$934,955	$807,401	7.3%	8.9%	(0.4)%	15.8%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$934,955	$807,401	7.3%	8.9%	(0.4)%	15.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts and services revenue reflects an increase in service levels in various regions of North America as we continue to expand the breadth and depth of our inventory offerings and add delivery capacity to our integrated distribution network to allow us to realize synergies associated with the integration of Coast. In the first half of 2016, we saw growth from favorable macro trends and economic conditions, which increased consumer discretionary spending on automotive and recreational vehicle parts and accessories. In the third quarter, these macro trends and economic conditions were less favorable than the first half of the year, resulting in lower organic revenue growth during the third quarter.

(2)	Acquisition related growth reflects the impact of the acquisition of Coast on August 19, 2015.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by 0.4%, primarily due to the strengthening U.S. dollar against the Canadian dollar through the third quarter of 2016 compared to the same period in the prior year.

Segment EBITDA. Segment EBITDA increased $14.3 million, or 15.6%, in the first nine months of 2016 compared to the comparative period in the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2015	11.3%
(Decrease) increase due to:
Change in gross margin	(0.4)%	(1)
Change in segment operating expenses	0.2%	(2)
Change in other expense, net	0.2%
Segment EBITDA for the nine months ended September 30, 2016	11.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin reflects (i) a 0.4% increase in inventory costs, which were higher due to the stocking of two distribution centers that were not yet operational in the prior year period and (ii) a 0.3% unfavorable gross margin impact due to customer volume rebate adjustments which have increased along with sales volume. These negative effects were partially offset by a 0.2% favorable mix effect resulting from a shift toward higher margin products, particularly truck and off road products.

(2)
The decrease in segment operating expenses reflects a 0.7% reduction in selling, general and administrative expenses primarily related to (i) a 0.2% decline in personnel costs from the realization of integration synergies and (ii) lower bad debt expense of 0.2% due to increased collection efforts and (iii) individually insignificant decreases across various selling, general and administrative expense categories totaling 0.3%. These positive effects were offset by an increase in facility and warehouse expense of 0.4% from the addition of two distribution facilities in late 2015 and the higher cost of Coast facilities in comparison to the rest of our Specialty business.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Cash and equivalents	$271,851	$87,397	$137,086
Total debt (1)	3,289,924	1,599,695	1,607,230
Net debt (total debt less cash and equivalents)	3,018,073	1,512,298	1,470,144
Current maturities (2)	77,311	57,494	37,174
Capacity under credit facilities (3)	2,547,000	1,947,000	1,947,000
Availability under credit facilities (3)	1,177,082	1,337,653	1,310,517
Total liquidity (cash and equivalents plus availability under credit facilities)	1,448,933	1,425,050	1,447,603
(1) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $25.8 million, $15.0 million, and $15.8 million as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively).
(2) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $2.5 million, $1.5 million and $1.5 million as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively).
(3) Includes our revolving credit facilities, our receivables securitization facility, and letters of credit.
We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions or paying down outstanding debt. As we have pursued acquisitions as part of our growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities, senior notes, and a receivables securitization facility.
As of September 30, 2016, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2021, composed of a term loan of $500 million and a €230 million term loan ($749 million of term loans outstanding at September 30, 2016) and $2.45 billion in revolving credit ($1.20 billion outstanding at September 30, 2016), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts) reduced by $70.9 million of amounts outstanding under letters of credit

•	Senior Notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes totaling $562 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Receivables securitization facility with availability up to $97 million ($97 million outstanding as of September 30, 2016), maturing in October 2017 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as our January 2016 amendment to our senior secured credit facilities and the issuance of €500 million of Euro Notes in April 2016. The Rhiag acquisition was the catalyst for the April 2016 issuance of €500 million of Euro Notes. Given that Rhiag is a long term asset, we considered alternative financing options and decided to fund a portion of this acquisition through the issuance of long term notes. Additionally, the interest rates on Rhiag's acquired debt ranged between 6.45% and 7.25%. With the issuance of the €500 million of senior notes at a rate of 3.875%, we were able to replace Rhiag's borrowings with long term financing at favorable rates. This refinancing also provides financial flexibility to execute our long-term growth strategy by freeing up availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding.
As of September 30, 2016, we had approximately $1.2 billion available under our credit facilities. Combined with approximately $272 million of cash and equivalents at September 30, 2016, we had approximately $1.4 billion in available liquidity, an increase of $24 million over our available liquidity as of December 31, 2015.
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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or CDOR, depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on our credit agreement borrowings (as described in Note 9, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q), with the effect of fixing the interest rates on the respective notional amounts. After giving effect to these interest rate swap contracts, the weighted average interest rate on borrowings outstanding under our credit facilities at September 30, 2016 was 2.2%. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 2.9% at September 30, 2016.
Cash interest payments were $65.9 million for the nine months ended September 30, 2016, including a $14.2 million semi-annual interest payment related to our Senior Notes. The semi-annual interest payments on our Senior Notes are made in May and November each year. In September 2016, we made our first semi-annual interest payment on our Euro Notes totaling €9 million ($10.1 million); the remaining semi-annual interest payments on our Euro Notes will be made in October and April each year. In the first quarter of 2016, we also paid $8.0 million of interest as part of the settlement of Rhiag's acquired debt and $4.9 million to settle the acquired Rhiag interest rate swap.
We had outstanding credit agreement borrowings of $2.0 billion and $0.9 billion at September 30, 2016 and December 31, 2015, respectively. Of these amounts, $33.2 million and $22.5 million were classified as current maturities at September 30, 2016 and December 31, 2015, respectively.
The scheduled maturities of long-term obligations outstanding at September 30, 2016 are as follows (in thousands):

Three months ending December 31, 2016	$41,660
Years ending December 31:
2017	143,720
2018	42,809
2019	40,685
2020	39,724
2021	1,795,645
Thereafter	1,185,681
Total debt	$3,289,924
(1) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $25.8 million as of September 30, 2016).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of September 30, 2016.
As of September 30, 2016, the Company had cash of $271.9 million, of which $226.1 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resorting to repatriation of foreign earnings.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
North America	$250,000	$251,200	$(1,200)	$769,100	$740,800	$28,300	(1)
Europe	596,107	306,412	289,695	1,464,207	830,976	633,231	(2)
Specialty	222,659	189,710	32,949	722,059	564,176	157,883	(3)
Glass	197,968	—	197,968	364,968	—	364,968	(4)
Total	$1,266,734	$747,322	$519,412	$3,320,334	$2,135,952	$1,184,382

(1)
In North America, aftermarket purchases during the nine months ended September 30, 2016 increased primarily as a result of our July 2015 acquisition of Parts Channel coupled with lower purchase levels in the first quarter of 2015 due to accelerated purchases in the fourth quarter of 2014 in anticipation of potential labor issues at West Coast ports in the United States.

(2)
In our Europe segment, the increase in purchases was primarily due to our acquisition of Rhiag in March 2016, which added incremental purchases of $236.1 million in the third quarter of 2016 and $498.7 million year to date. Purchases for our U.K. operations increased in the three and nine months ended September 30, 2016 compared to the prior year periods primarily as a result of opening six new hubs since the prior year third quarter and incremental inventory purchases to stock the Tamworth, England national distribution center. Purchases in our Netherlands operations increased as a result of organic and acquisition related growth. These increases were partially offset by the devaluation of the pound sterling in the nine months of 2016 compared to the prior year period.

(3)
The increase in Specialty aftermarket purchases during the three and nine months ended September 30, 2016 is primarily due to (i) accelerated inventory purchases to stock two new distribution centers during the first quarter of 2016, (ii) additional purchases to support the increased sales volume as a result of the Coast acquisition, and (iii) additional inventory purchases in 2016 due to stronger than anticipated sales volumes as a result of our annual trade shows.

(4)
Glass inventory purchases reflect inventory purchases made during the three and nine months ended September 30, 2016 as a result of our April 2016 acquisition of PGW. The amount includes purchases of raw materials used in PGW's manufacturing and fabrication of automotive glass products as well as purchases of aftermarket and refurbished automotive replacement glass and assemblies.

The following table sets forth a summary of our global salvage and self service procurement for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
North America Wholesale salvage cars and trucks	70	71	(1.4)%	214	216	(0.9)%
Europe Wholesale salvage cars and trucks	5	5	—%	17	16	6.3%
Self service and "crush only" cars	132	128	3.1%	395	359	10.0%	(1)

(1)
Compared to the the prior year period, we increased our purchases of lower cost self service and "crush only" cars as prices for vehicles have come down in certain markets due to the decline in the prices of scrap and other metals, allowing us to purchase higher quality vehicles at favorable prices.

Net cash provided by operating activities totaled $524.2 million for the nine months ended September 30, 2016, compared to $505.0 million during the nine months ended September 30, 2015. During the first nine months of 2016, our EBITDA, excluding $18.3 million in gains on foreign currency forwards that are reflected in investing activities, increased by $142.7 million compared to the first nine months of 2015, due to both acquisition related growth and organic growth. Additionally, we recognized in costs of goods sold a $10.2 million non-cash inventory step-up adjustment in the second quarter of 2016 related to the sale of inventory acquired at the time of our PGW acquisition.
Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $31.7 million during the nine months ended September 30, 2016, compared to a $4.9 million cash inflow during the comparable period in 2015. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year. Cash outflows related to receivables were $40.1 million higher in the first nine months of 2016 than the prior year period. The increase in accounts receivable is primarily related to our U.K. operations as a result of increased sales; the remaining increase primarily related to our Specialty operations, which experienced larger growth in receivables balances during the first nine months of 2016 than the prior year period from organic and acquisition revenue growth.
Cash paid for interest increased by $30.5 million in 2016 primarily as a result of payments for interest on the assumed Rhiag debt upon redemption in addition to payments to terminate Rhiag interest rate swaps and the interest on the debt to acquire PGW and Rhiag. Cash paid for taxes increased by $46.5 million during the first nine months of 2016 compared to the prior year period as a result of growth in the business, primarily related to our Rhiag and PGW acquisitions.
Net cash used in investing activities totaled $1.42 billion for the nine months ended September 30, 2016, compared to $253.8 million during the nine months ended September 30, 2015. We invested $1.30 billion of cash, net of cash acquired, in business acquisitions during the nine months ended September 30, 2016, which included $601.4 million for our Rhiag acquisition and $661.9 million for our PGW acquisition, compared to $157.4 million for business acquisitions in the comparable period in 2015. Property, plant and equipment purchases were $152.7 million in the nine months ended September 30, 2016 compared to $99.6 million in the comparable period in 2015. Purchases of property, plant and equipment increased over the prior period primarily as a result of increases of $25 million, $18 million, and $10 million in our North America, Glass and Europe segments, respectively. In the first nine months of 2016, we entered into foreign currency contracts to fund the purchase price of the Rhiag acquisition, which generated $18.3 million of gains; we had no such contracts in the prior year period. During the nine months ended September 30, 2016, cash provided by other investing activities, net was $10.8 million primarily from proceeds on the sale of our interest in our Australian joint venture.
Net cash provided by financing activities totaled $1.09 billion for the nine months ended September 30, 2016, compared to $226.6 million in net cash used in financing activities during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, net borrowings under our credit facilities were $1.09 billion compared to net repayments of $173.4 million during the nine months ended September 30, 2015. The increase in borrowings during the first nine months of 2016 is primarily the result of borrowings under our multi-currency revolving credit facility in order to fund the acquisitions of Rhiag and PGW and repay $543.3 million of Rhiag acquired debt and debt related liabilities. Our January 2016 amendment of our credit facilities generated $338.5 million in additional term loan borrowings, a portion of which was used to repay outstanding revolver borrowings. In April 2016, we issued the Euro Notes generating proceeds of $563.5 million. The proceeds from the Euro Notes were used to repay a portion of the borrowings on the revolving credit facility. In connection with our January 2016 amendment of our credit facilities and our April 2016 issuance of the Euro Notes, we paid $16.4 million of debt issuance costs during the nine months ended September 30, 2016; no such costs were incurred in the prior year period.
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

Off-Balance Sheet Arrangements and Future Commitments

In the Management's Discussion and Analysis section of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 2, 2016, we disclosed our contractual obligations as of June 30, 2016 due to the material changes to those obligations resulting from the acquisitions of Rhiag and PGW. There have been no material changes to the information contained in those disclosures as of September 30, 2016.

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
As of September 30, 2016, we held 14 interest rate swap contracts representing a total of $760 million of U.S. dollar-denominated notional amount debt, and £50 million of pound sterling-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from October 2016 through June 2021. We have swaps expiring in the fourth quarter of 2016 totaling $170 million of U.S dollar-denominated notional amount debt and £50 million of pound sterling-denominated notional amount debt.
In total, we had 36% of our variable rate debt under our credit facilities at fixed rates at September 30, 2016 compared to 29% at December 31, 2015. The fair market value of our swap contracts was a net liability of $2.2 million. The values of such contracts are subject to changes in interest rates. See Note 9, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our interest rate swaps.
At September 30, 2016, we had $1.3 billion of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $13.4 million over the next twelve months.
Additionally, we are exposed to currency fluctuations with respect to the purchase of aftermarket products from foreign countries. The majority of our foreign inventory purchases are from manufacturers based in Taiwan. While our transactions with manufacturers based in Taiwan are conducted in U.S. dollars, changes in the relationship between the U.S. dollar and the Taiwan dollar might impact the purchase price of aftermarket products. Our aftermarket operations in Canada, which also purchase inventory from Taiwan in U.S. dollars, are further subject to changes in the relationship between the U.S. dollar and the Canadian dollar. Our aftermarket operations in the U.K. source a portion of their inventory from Taiwan and from other European countries and China, resulting in exposure to changes in the relationship of the pound sterling against the euro and the U.S. dollar. Our aftermarket operations in continental Europe source a portion of their inventory from the Czech Republic as well as Taiwan, resulting in exposure to changes in the relationship of the euro against the Czech koruna and the U.S. dollar. We hedge our exposure to foreign currency fluctuations for certain of our purchases in our European operations, but the notional amount and fair value of these foreign currency forward contracts at September 30, 2016 were immaterial. We do not currently attempt to hedge our foreign currency exposure related to our foreign currency denominated inventory purchases in our North American operations, and we may not be able to pass on any price increases to our customers.
Foreign currency fluctuations may also impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations in Europe and other countries represented 37.3% of our revenue during the nine months ended September 30, 2016. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4% change in our consolidated revenue and a 3% change in our operating income for the nine months ended September 30, 2016. See discussion of our Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Other than with respect to a portion of our foreign currency denominated inventory purchases in the U.K. and continental Europe, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions. Additionally, we have elected not to hedge the foreign currency risk related to the interest payments on these borrowings as we generate Canadian dollar, pound sterling and euro cash flows that can be used to fund debt payments. As of September 30, 2016, we had amounts outstanding under our term loan agreement of €227.1 million, our Euro Notes of €500 million, and our revolving credit facilities of €27.5 million, £79.2 million, CAD $130.4 million, and SEK 78.0 million.
We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes and there is no guarantee that vehicle costs will decrease at the same rate as the metal prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in operating margin. Scrap metal prices have increased 43% since the fourth quarter of 2015.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
 There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2015 Annual Report on Form 10-K, filed with the SEC on February 25, 2016, and our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K, for information concerning risks and uncertainties that could negatively impact us.

Item 6.     Exhibits
Exhibits
(b) Exhibits

4.1	Supplemental Indenture dated as of September 9, 2016 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee.
4.2
Supplemental Indenture dated as of September 9, 2016 among LKQ Corporation, LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee.

10.1	LKQ Corporation 1998 Equity Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2016.

LKQ CORPORATION

/s/ DOMINICK ZARCONE
Dominick Zarcone
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)