Form 10-K
period 2016-12-31
LKQ CORP
filed 2017-02-27
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $9.6 billion (based on the closing sale price on the NASDAQ Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 17, 2017 was 308,000,350.
Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2017, described in Part III hereof, are incorporated by reference in this report.

PART I
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
Statements and information in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the “safe harbor” provisions of such Act.
Forward-looking statements include, but are not limited to, statements regarding our outlook, guidance, expectations, beliefs, hopes, intentions and strategies.  Words such as "may," "will," "plan," "should," "expect," "anticipate," "believe," "if," "estimate," "intend," "project" and similar words or expressions are used to identify these forward-looking statements.  These statements are subject to a number of risks, uncertainties, assumptions and other factors including those identified below.  All forward-looking statements are based on information available to us at the time the statements are made.  We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
You should not place undue reliance on our forward-looking statements.  Actual events or results may differ materially from those expressed or implied in the forward-looking statements.  The risks and uncertainties that could cause actual results to differ from the results predicted or implied by our forward-looking statements include the following (not necessarily in the order of importance):

•
changes in economic and political activity in the U.S. and other countries in which we are located or do business, including the U.K. withdrawal from the European Union, and the impact of these changes on our businesses, the demand for our products and our ability to obtain financing for operations;

•	increasing competition in the automotive parts industry;

•	fluctuations in the pricing of new original equipment manufacturer (“OEM”) replacement products;

•	changes in the level of acceptance and promotion of alternative automotive parts by insurance companies and auto repairers;

•	changes to our business relationships with insurance companies or changes by insurance companies to their business practices relating to the use of our products;

•	our ability to identify sufficient acquisition candidates at reasonable prices to maintain our growth objectives;

•	our ability to integrate, realize expected synergies, and successfully operate acquired companies and any companies acquired in the future, and the risks associated with these companies;

•	the implementation of a border tax or tariff on imports and the negative impact on our business due to the amount of inventory we import;

•
restrictions or prohibitions on selling certain aftermarket products to the extent OEMs seek and obtain more design patents than they have in the past and are successful in asserting infringement of these patents and defending their validity;

•	variations in the number of vehicles manufactured and sold, vehicle accident rates, miles driven, and the age profile of vehicles in accidents;

•	fluctuations in the prices of fuel, scrap metal and other commodities;

•	changes in laws or regulations affecting our business;

•	higher costs and the resulting potential inability to service our customers to the extent that our suppliers decide to discontinue business relationships with us;

•	price increases, interruptions or disruptions to the supply of vehicles or vehicle parts from aftermarket suppliers and from salvage auctions;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	the risks associated with operating in foreign jurisdictions, including foreign laws and economic and political instabilities;

•	declines in the values of our assets;

•	additional unionization efforts, new collective bargaining agreements, and work stoppages;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	interruptions, outages or breaches of our operational systems, security systems, or infrastructure as a result of attacks on, or malfunctions of, our systems;

•	product liability claims by the end users of our products or claims by other parties who we have promised to indemnify for product liability matters;

•	costs associated with recalls of the products we sell;

•	inaccuracies in the data relating to our industry published by independent sources upon which we rely;

•	currency fluctuations in the U.S. dollar, pound sterling and euro versus other currencies;

•	our ability to obtain financing on acceptable terms to finance our growth; and

•	our ability to satisfy our debt obligations and to operate within the limitations imposed by financing arrangements.
Other matters set forth in this Annual Report may also cause our actual results to differ materially from our forward-looking statements, including the risk factors disclosed in Item 1A of this Annual Report.
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

ITEM 1.     BUSINESS
OVERVIEW
LKQ Corporation ("LKQ" or the "Company") is a leading provider of alternative and specialty parts to repair and accessorize automobiles and other vehicles. LKQ has operations in North America, Europe and Taiwan. LKQ offers its customers a broad range of replacement systems, components, equipment and parts to repair and accessorize automobiles, trucks, and recreational and performance vehicles.
Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers ("OEMs"); new products produced by companies other than the OEMs, which are sometimes referred to as aftermarket products; recycled products obtained from salvage vehicles; used products that have been refurbished; and used products that have been remanufactured. Collectively, we refer to the four sources that are not new OEM products as alternative parts.
Specialty automotive and RV aftermarket accessories and equipment are purchased by consumers to improve the performance, functionality and appearance of their vehicles.
We are organized into five operating segments: Wholesale - North America; Europe; Specialty; Glass and Self Service. We aggregate our Wholesale - North America, Glass and Self Service operating segments into one reportable segment, North America, resulting in three reportable segments: North America, Europe, and Specialty. See Note 14, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for financial information by reportable segment and by geographic region.
HISTORY
LKQ was initially formed in 1998 through the combination of a number of wholesale recycled products businesses located in Florida, Michigan, Ohio and Wisconsin. We subsequently expanded through internal development and over 235 acquisitions of aftermarket, recycled, refurbished, and remanufactured product suppliers and manufacturers; self service retail businesses; specialty vehicle aftermarket equipment and accessories suppliers; and a distributor of automotive glass products. Our most significant acquisitions include:

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

•
2014 acquisition of Keystone Automotive Holdings, Inc. (“Keystone Specialty”), which expanded our product offering and increased our addressable market to include specialty vehicle aftermarket equipment and accessories.

•
2016 acquisition of Rhiag-Inter Auto Parts Italia S.p.A. (“Rhiag”), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded LKQ’s geographic presence in continental Europe.

•
2016 acquisition of Pittsburgh Glass Works LLC (“PGW”), which performs wholesale and retail distribution services and automotive glass manufacturing. The acquisition expanded our addressable market in North America and globally. In December 2016, we reached an agreement to sell the glass manufacturing business of PGW; the transaction is expected to be completed in the first quarter of 2017. The continuing portion of PGW’s business related to wholesale and retail distribution services is included in our North America reportable segment as of December 31, 2016.

Further information regarding our recent acquisitions is included in Note 2, "Business Combinations" and information related to our discontinued operations is included in Note 3, “Discontinued Operations” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
STRATEGY
Our strategy is to build economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products, and by expanding into other product lines and businesses that may benefit from our operating strengths. We strive to offer our customers the most comprehensive, available and cost effective selection of part solutions while building strong partnerships with our employees and the communities in which we operate. We believe a supply network with a broad inventory of quality alternative collision and mechanical repair products and specialty vehicle aftermarket products, high fulfillment rates, and superior customer service provides us with a competitive advantage. To execute our strategy, we are focused on the following key areas:

•
Extensive in-place network. We have invested significant capital to develop a network of alternative and specialty vehicle parts facilities across our operating segments. Additionally, our ability to move inventory throughout our distribution networks increases the availability of our products and also helps us to fill a higher percentage of our customers’ requests. In order to expand our distribution network, we will continue to seek to grow into new markets and to improve penetration through acquisitions. We will continue to seek opportunities to leverage the distribution network by delivering more parts through our existing network in our North America and Specialty operations. In our Europe segment, we are attempting to implement the same strategy as our North America operations to build a Pan-European distribution network.

•
Acquisitions. We have focused on growth through acquisitions both domestically and abroad. The primary objective of our acquisitions is to expand our presence to new or adjacent markets, to expand into other product lines and business that may benefit from our operating strengths, and to increase the size of our addressable market. When we identify potential acquisitions, we attempt to target companies with a leading market presence, an experienced management team and workforce that provide a fit with our existing operations, and strong cash flows. After completing an acquisition, we focus on integrating the company with our existing business to provide additional value to the combined entity through cost savings and synergies, such as logistics cost synergies resulting from integration with our existing distribution network, administrative cost savings, shared procurement, and cross-selling opportunities.

•
Strong business relationships. We have developed business relationships with key constituents, including automobile insurance companies, suppliers and other industry participants in North America and Europe.

•
Broad product offering. The breadth and depth of our inventory across all of our operating segments reinforces LKQ’s ability to provide a “one-stop” solution for our customers’ alternative vehicle replacement, maintenance, and specialty vehicle product needs.

•
High fulfillment rates. We manage local inventory levels to improve delivery and maximize customer service. Improving local order fulfillment rates reduces transfer costs and delivery times, and improves customer satisfaction.

•
Technology driven business processes. We focus on technology development as a way to support our competitive advantage. We believe that we can more cost effectively leverage our data to make better business decisions than our smaller competitors.

NORTH AMERICA SEGMENT
Our North America segment is composed of wholesale operations, which consists of aftermarket and salvage operations, and self service retail operations. We are a leading provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the U.S. and Canada.
Wholesale Operations
Inventory
Our wholesale automobile product operations in North America sell all five product types (aftermarket, recycled, remanufactured, refurbished and OEM parts) to professional collision and mechanical automobile repair businesses. Our principal aftermarket product types consist of those most frequently damaged in collisions, including bumper covers, automotive body panels, lights and automotive glass products such as windshields. Platinum Plus is our exclusive product line offered under the Keystone brand of aftermarket products. Certain of our products are certified by independent organizations such as the Certified Automotive Parts Association (“CAPA”) and NSF International (“NSF”). CAPA and NSF are associations that evaluate the quality of aftermarket collision replacement products compared to OEM collision replacement products. We also developed a product line called "Value Line" for more value conscious, often self-pay, consumers. Our salvage products include both mechanical and collision parts, including engines; transmissions; door assemblies; sheet metal products such as trunk lids, fenders and hoods; lights; and bumper assemblies.
The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in the U.S., Taiwan, and China. In 2016, approximately 39% of our aftermarket purchases were made from our top four vendors, with our largest vendor providing approximately 16% of our annual inventory purchases. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 5% of our supply of aftermarket products in 2016. We purchased approximately 48% of our aftermarket products in 2016 directly from manufacturers in Taiwan and other Asian countries. Approximately 50% of our aftermarket products were purchased from vendors located in the U.S. and Canada; however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries.
We procure recycled products for our wholesale operations by acquiring total loss vehicles, typically sold at regional salvage auctions, and then dismantling and inventorying the parts. The availability and pricing of the salvage vehicles we procure for our wholesale recycled products operations may be impacted by a variety of factors, including the production level of new vehicles and the portion of damaged vehicles declared total losses. Our bidding specialists are equipped with a proprietary software application that allows our bidding specialist to compare the vehicles at the salvage auctions against our current inventory levels, historical demand, and recent average selling prices to arrive at an estimated maximum bid.
Within our wholesale operations, we focus our procurement on products that are in the most demand, based on a number of factors such as historical sales records of vehicles by model and year, customer requests, projections of future supply and demand trends. Because lead times may take 40 days or more on imported aftermarket products, sales volume and in-stock inventory are important factors in the procurement process.
In our aftermarket operations, we use a third party enterprise management system and other third party software packages to leverage the centralized data and information that a single system provides, such as a data warehouse to conduct enhanced analytics and reporting, an integrated budgeting system, an electronic data interchange tool, and E-commerce tools to enhance our online business-to-business initiatives - OrderKeystone.com and Keyless.
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
Scrap and Other Materials
Our salvage operations generate scrap metal and other materials that we sell to metals recyclers. Vehicles that have been dismantled for recycled products and "crush only" end-of-life vehicles acquired from other companies are typically crushed using equipment on site. In other cases, we will hire mobile crushing equipment to crush the vehicles before they are transported to shredders and scrap metal processors. Damaged and unusable wheel cores are melted in our aluminum furnace and sold to consumers of aluminum ingot and sow for the production of various automotive products, including wheels. We also extract and sell the precious metals contained in certain of our recycled parts such as catalytic converters.
Customers
We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. The majority of these customers tend to be individually-owned small businesses, although the number of independent and dealer-operated collision repair facilities has declined over the last decade, as regional or national multiple location operators have increased their geographic presence through acquisitions. Automobile insurance companies affect the demand for our collision products; while insurance companies do not pay for our products directly, they ultimately pay for the repair costs of insured vehicles in excess of any deductible amount. As a result, insurance companies often influence the types of products used in a repair. The use of our products provides a direct benefit to insurance companies by lowering the cost of repairs, decreasing the time required to return the repaired vehicle to the customer, and providing a replacement product that is of high quality and comparable performance to the part replaced.
Our sales personnel are encouraged to promote LKQ to customers as a “one-stop shop” by offering comparable options from our other product lines if the desired part isn’t in stock. To support these efforts, we have provided our sales staff with access to both recycled and aftermarket sales systems, and we have developed sales incentive programs that encourage cross selling throughout our wholesale operations.
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
Distribution
We have a distribution network of warehouses and cross dock facilities, which allows us to develop and maintain our service levels with local repair shops while providing fulfillment rates that are made possible by our nationwide presence. Our delivery fleet utilizes a third party software provider to optimize delivery routes, and to track the progress of delivery vehicles throughout their runs. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans, which deliver multiple product types on the same delivery routes to help minimize distribution costs and improve customer service.
Competition
We consider all suppliers of vehicle collision and mechanical products to be competitors, including aftermarket suppliers, recycling businesses, refurbishing operations, parts remanufacturers, OEMs and internet-based suppliers. We compete with alternative parts distributors on the basis of our nationwide distribution system, our product lines and inventory availability, customer service, our relationships with insurance companies, and to a lesser extent, price; we compete with OEMs primarily on the basis of price and, to a lesser extent, on service and product quality. We do not consider retail chains that focus on the do-it-yourself market to be our direct competitors since many of our wholesale product sales are paid for by insurance companies rather than the end user.
Self Service Operations
Our self service retail operations, most of which operate under the name “LKQ Pick Your Part,” sell parts from end-of-life vehicles directly to consumers. In addition to revenue from the sale of parts, core, and scrap, we charge a nominal admission fee to access the property.
Inventory
We acquire inventory for our self service retail product operations from a variety of sources, including but not limited to towing companies, auctions, the general public, municipality sales, insurance carriers, and charitable organizations. We typically procure salvage vehicles that are more than seven model years old for our self service retail product operations; these vehicles are generally older and of lower quality than the salvage vehicles we purchase for our wholesale recycled product operations. Vehicles are delivered to our locations by the seller, or we arrange for transportation. Once on our property, minimal labor is required to process the vehicle other than removing the battery, fluids, refrigerants, catalytic converters and hazardous materials. The extracted fluids are stored in bulk and subsequently sold to recyclers; in the case of gasoline, the fuel retrieved is primarily used to power our delivery vehicles. Vehicles are then placed in the yard for customers to remove parts. In our self service business, availability of a specific part will depend on which vehicles are currently at the site and to what extent parts may have been previously sold. We usually keep a vehicle at our facility for 30 to 120 days, depending on the capacity of the yard and size of the market, before it is crushed and sold to scrap metal processors.
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
EUROPE SEGMENT
As noted in the History section, the Europe segment was built on three key acquisitions: ECP (2011), Sator (2013) and Rhiag (2016). Our Rhiag acquisition provides a potential platform to capitalize on the large and fragmented aftermarket mechanical replacement parts market in Europe, and also complements our existing operations in the U.K. and the Benelux region given the significant overlap in suppliers and product mix, which allows for potential cost savings from the leveraging of our combined purchasing power. In 2014, we expanded our European segment to include wholesale recycling operations through our acquisition of a business with salvage and vehicle repair facilities in Sweden and Norway. In addition to expanding our geographic presence in Europe, we believe these acquisitions provide us with the opportunity to leverage our experience in operating salvage facilities in a new market and to expand our aftermarket operations to include these countries. In December 2016, we acquired an equity investment in Mekonomen AB ("Mekonomen"), the leading independent car parts and service chain in the Nordic region of Europe. Mekonomen will remain independent of our existing European operations, but we plan to explore areas where the companies can work together in a mutually beneficial manner. We have acquired many smaller businesses within these regions and over time, we anticipate further integration of our European operations as we optimize purchasing, warehousing, cataloging, logistics and back-office functions.
Inventory
Our inventory is primarily composed of mechanical aftermarket parts for the repair of vehicles 3 to 15 years old. Our top selling products include brake pads; discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. In addition to mechanical aftermarket parts, we also sell collision parts in our Europe operations. We believe the historically low alternative collision parts usage percentage in Europe provides an opportunity for us in this segment, particularly as insurance companies look to lower their costs.
In 2016, our top five suppliers represented 22% of our aftermarket inventory purchases, with each of our top two suppliers representing approximately 6% of our purchases. No other suppliers comprised a significant portion of our purchases during 2016. The aftermarket products we distribute are purchased from vendors located primarily in the U.K. and continental Europe. In 2016, we purchased 92% of our products from companies in Europe. The remaining 8% of our 2016 purchases were sourced from vendors located primarily in China or Taiwan, some of which also supply collision parts for our Wholesale - North America operations. In 2016, 57%, 29%, and 8% of our total inventory purchases were made in Euros, Pounds Sterling, and U.S Dollars, respectively.
Our aftermarket operations in the U.K. use a single integrated IT platform for our purchasing, branch stock, and finance activities, which are further supported by a national distribution center system to manage inventory movement. The IT system allows customers to identify the correct part for repairs, thereby improving customer satisfaction and reducing return rates. Our aftermarket operations in continental Europe use several IT systems, which are linked to transfer data between systems, to manage customer orders and inventory movement, and for financial reporting purposes. Certain of our IT systems can interface with our repair shop customers' respective IT systems, which enables them to identify the part required for the repair.
In our Scandinavia operations, we purchase severely damaged or totaled vehicles from insurance companies, which are transferred to our dismantling facilities or sold to other third party dismantlers.
Customers
We operate under both two-step (i.e. direct sales to customers) and three-step (i.e. sales to distributors who in turn sell to customers) distribution models in Europe. In our two-step operations, such as the UK and Czech Republic, we sell the majority of our products to commercial customers primarily consisting of professional repairers, including both independent mechanical repair shops and collision repair shops. In our three-step operations, such as Italy, Belgium and Switzerland, we sell products to wholesale distributors or jobbers. Historically, our distribution network in the Benelux Region operated under a three-step distribution model where the immediate customers were warehouse distributors. Since the second quarter of 2014, we have acquired a number of aftermarket parts distributors in the Netherlands, which has enabled us to transform the original distribution model in this region to a two-step distribution model. In addition to our sales to repair shops and wholesale distributors, we generate a portion of our revenue through sales to retail customers from ECP’s e-commerce platform and from counter sales at the branch locations.
Distribution
Our European operations employ a distribution model in which inventory is stored at regional distribution centers or hubs, with fast moving product stored at branch locations or at local warehouse distributors (for some of our Netherlands, Italy and Check Republic operations) for timely delivery to the repair shop customers. Product is moved through the distribution network on our vans or via common carrier. In our U.K. operations, we also sometimes employ a third party motorcycle fleet to deliver parts from our branch locations to nearby repair shop customers.
In the U.K., we have undertaken a major project to expand our distribution capabilities by building a new national distribution center in Tamworth, which is expected to be completed in 2018. Between now and completion, we will incur some duplicate operating and other start-up costs, which may be material, as a result of having multiple warehouses during the build out phase.
Competition
We view all suppliers of replacement repair products as our competitors, including other alternative parts suppliers and OEMs and their dealer networks. While we compete with all alternative parts suppliers, there are few with national distribution networks like ours that can reach the majority of repair shop customers within the required delivery time in their respective markets. We believe we have been able to distinguish ourselves from other alternative parts suppliers primarily through our distribution network, efficient stock management systems and proprietary technology which allows us to deliver our products quickly, as well as through our product lines and inventory availability, pricing, and service. We compete with OEMs primarily on the basis of price, service and availability.
SPECIALTY SEGMENT
Our Specialty operating segment was formed in 2014 with our acquisition of Keystone Specialty, a leading distributor and marketer of specialty vehicle aftermarket products and accessories in North America. Our Specialty operations reach most major markets in the U.S. and Canada and serve the following six product segments: truck and off-road; speed and performance; RV; towing; wheels, tires and performance handling; and miscellaneous accessories.
Inventory
The specialty vehicle aftermarket equipment and accessories we distribute are purchased from suppliers located primarily in the U.S., Canada, and China. Our top selling products are RV appliances & air conditioners, towing hitches, truck bed covers, vehicle protection products, cargo management products, and wheels, tires & suspension products. Specialty aftermarket suppliers are typically small to medium-sized, independent businesses that focus on a narrow product or market niche. Due to the highly fragmented supplier base for specialty vehicle aftermarket products, we have limited supplier concentration. In 2016, approximately 24% of our specialty vehicle aftermarket purchases were made from our top five suppliers, with our largest vendor providing approximately 8% of our annual inventory purchases.
Our Specialty operations utilize an internally developed inventory management and order entry system that interfaces with third party software systems for accounting, transaction processing, data analytics, and reporting.
Customers
Overall, the specialty vehicle aftermarket parts and accessories market contains a fragmented customer base composed of RV and specialty automotive dealers, installers, jobbers, builders, parts chains, and mail-order businesses. Our customers are principally small, independent businesses. These customers depend on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. In addition to traditional customers, in recent years we have increased sales to several large parts and accessory online retailers. Our Specialty segment also operates retail stores in northeast Pennsylvania.
We promote our products to customers through marketing programs, which include: catalogs, advertising, sponsorships and promotional activities; product level marketing and merchandising support; and online initiatives. Our national footprint allows us to stage trade shows across the U.S., which provide an opportunity to improve sales through the showcasing of new and innovative products from our vendors to our customers.
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
Distribution
Our Specialty segment operations employ a hub-and-spoke distribution model which enables us to transport products from our primary distribution centers to our non-inventory stocking cross docks, a majority of which are co-located with our North America wholesale operations and provide distribution points to key regional markets and synergies with our existing infrastructure. We believe this provides added value to our customers through a broader product offering and more efficient distribution process. We use our delivery routes to provide multi-day per week delivery and returns of our products directly to and from our customers in all 48 continental U.S. states and 9 Canadian provinces, and we ship globally to customers in other countries. Our delivery fleet utilizes a third party software provider to optimize delivery routes, and to track the progress of delivery vehicles throughout their runs.
Competition
Industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalog businesses, or directly to retailers and/or consumers. We view all suppliers of specialty vehicle aftermarket equipment and accessories as our competitors. While we compete with all specialty vehicle aftermarket parts suppliers, there are few with national distribution networks like LKQ’s that can reach the majority of customers within the optimum delivery time. We believe we have been able to distinguish ourselves from other specialty vehicle aftermarket parts and equipment suppliers primarily through our broad product selection, which encompasses both popular and hard-to-find products, our distribution network, and efficient inventory management systems, as well as through our service. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services, and price.

INTELLECTUAL PROPERTY
We own various trade names and trademarks as a result of past acquisitions. In addition to acquired trade names and trademarks, we also have technology-based intellectual property that has been both internally developed and obtained through license agreements. We do not believe that our business is materially dependent on any single or group of related trademarks, licenses or registrations, nor would the expiration of any particular intellectual property right or termination of any particular intellectual property license agreement materially affect our business.
EMPLOYEES
As of December 31, 2016, we employed approximately 42,500 persons, which includes approximately 3,000 persons employed by PGW's glass manufacturing business that we expect to sell in the first quarter of 2017. Of the approximately 39,500 employees of our continuing operations, approximately 20,500 were employed in North America and approximately 19,000 were employed outside of North America. Of our employees in North America associated with continuing operations, approximately 1,370 were represented by unions. Outside of North America, we have government-mandated collective bargaining agreements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. We consider our employee relations to be good.
FACILITIES
Our continuing operations include 1,339 facilities, including 548 facilities in the U.S. and 791 facilities located in 20 other countries, most of which are leased. Many of our locations stock multiple product types or serve more than one function.
Our corporate headquarters are located at 500 West Madison Street, Chicago, Illinois 60661. We operate a field support center in Nashville, Tennessee that performs certain centralized functions for our North American operations, including accounting, procurement, and information systems support; in 2017, we announced our plans to expand the size of our field support center via construction of a new 100,000 square foot facility in Nashville. Our Specialty operations maintain primary procurement, accounting and finance functions in Exeter, Pennsylvania. Certain back-office support functions for our segments are performed in Bangalore, India. Our European operations maintain procurement, accounting, and finance functions in Wembley, outside of London, England and Tamworth, England; in Schiedam, the Netherlands; in Milan, Italy; and in Prague, Czech Republic. In addition to these offices, we have a 500,000 square foot national distribution center in Tamworth that houses inventory to supply the hubs and branches of our U.K. operations. We are in the process of constructing a second national distribution center in Tamworth; we expect the 750,000 square foot facility will be fully operational by 2018. Additionally, we operate an aftermarket parts warehouse in Taiwan to aggregate inventory for shipment to our locations in North America.
REGULATION
            Our operations and properties are subject to laws and regulations relating to the protection of the environment in the U.S. and the other countries in which we operate. See the risk factor “We are subject to environmental regulations and incur costs relating to environmental matters” in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding the effects of environmental laws and regulations on us.
SEASONALITY
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related repairs. Our specialty vehicle operations typically generate greater revenue and earnings in the first half of the year, when vehicle owners tend to install this equipment. We expect our aftermarket glass operations to generate greater revenue and earnings in the second and third quarters, when the demand for glass replacements increases after the winter weather.

ITEM 1A.     RISK FACTORS
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
In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers and financial institutions that are counterparties to our credit facilities and hedge transactions. These unfavorable events affecting our business partners could have an adverse effect on our business, results of operations, financial condition and cash flows.
We have a substantial business presence in Europe, including a significant presence in the United Kingdom. In June 2016, voters in the United Kingdom decided by referendum to withdraw from the European Union. The precise timing and impacts of this action on our businesses in the United Kingdom and other parts of Europe are unknown at this time. Since the vote, we have seen fluctuations in exchange rates leading to pricing pressures and unfavorable translation effects on our sterling denominated earnings. As the details of the United Kingdom’s withdrawal from the European Union are negotiated and implemented, our European businesses could be adversely affected as a result of further fluctuations in exchange rates, disruptions to access to markets by United Kingdom companies, interruptions of the movement of goods and services between countries, a decrease of economic activity in Europe, and political or social unrest.
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
We believe that a majority of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors of alternative aftermarket, recycled, refurbished and remanufactured collision parts like us. The OEMs are therefore able to exert pricing pressure in the marketplace. We compete with the OEMs primarily on price and to a lesser extent on service and quality. From time to time, the OEMs have implemented programs seeking to increase their market share in the collision repair parts industry. For example, they have reduced prices on specific products to match the lower prices of alternative products and introduced other rebate programs that may disrupt our sales. The growth of these programs or the introduction of new ones could have a material adverse impact on our business.
We rely upon our customers and insurance companies to promote the usage of alternative parts.
Our success depends, in part, on the acceptance and promotion of alternative collision parts usage by automotive insurance companies. There can be no assurance that current levels of alternative parts usage will be maintained or will increase in the future. Alternative part usage in the U.S. has been relatively flat over the last three years. In addition, in some places we operate, alternative parts usage is relatively low.
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
In December 2005 and May 2008, Ford Global Technologies, LLC filed complaints with the International Trade Commission against us and others alleging that certain aftermarket products imported into the U.S. infringed on Ford design patents. The parties settled these matters in April 2009 pursuant to a patent license arrangement that is currently scheduled to expire in March 2020. In January 2014, Chrysler Group, LLC filed a complaint against us in the U.S. District Court in the

Eastern District of Michigan contending that certain aftermarket parts we sell infringe Chrysler design patents. The parties settled this matter in June 2014 pursuant to a patent license arrangement that expires in June 2019. In the event that these license arrangements, or other similar license arrangements with OEMs, are terminated or we are unable to agree upon renewal terms, we may be subject to costs and uncertainties of litigation as well as restrictions on our ability to sell aftermarket parts that replicate parts covered by design patents.
If the number of vehicles involved in accidents declines or the number of cars being repaired declines, our business could suffer.
Our business depends on vehicle accidents and mechanical failures for both the demand for repairs using our products and the supply of recycled, remanufactured and refurbished parts. To the extent that a relatively higher percentage of damaged vehicles are declared total losses, there will be less demand for our products to repair such vehicles. In addition, our business is impacted by factors which influence the number and/or severity of accidents and mechanical failures including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, drivers distracted by electronic equipment, the use of alcohol and drugs by drivers, the effectiveness of accident avoidance systems in new vehicles, the reliability of new OEM parts, and the condition of roadways. For example, an increase of the acceptance of the ride-sharing business model would reduce the number of vehicles on the road. Additionally, an increase in fuel prices may cause the number of vehicles on the road, the number of miles driven, and the need for mechanical repairs and maintenance to decline, as motorists seek alternative transportation options. Mild weather conditions, particularly during winter months, tend to result in a decrease in vehicle accidents. Moreover, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones or other electronic devices while driving, and such restrictions could lead to a decline in accidents.
Systems designed to help drivers avoid accidents are becoming more prevalent and more technologically sophisticated. To the extent OEMs install or are mandated by law to install accident avoidance systems in their vehicles, the number and severity of accidents could decrease, which could have a material adverse effect on our business.
The average number of new vehicles sold annually has fluctuated from year-to-year.  Periods of decreased sales could result in a reduction in the number of vehicles on the road and consequently fewer vehicles involved in accidents or in need of mechanical repair or maintenance. Substantial further declines in automotive sales in the future could have a material adverse effect on our business, results of operations and/or financial condition. In addition, if vehicle population trends result in a disproportionately high number of older vehicles on the road, insurance companies may find it uneconomical to repair such vehicles or there could be less costly repairs. If vehicle population trends result in a disproportionately high number of newer vehicles on the road, the demand generally for mechanical repairs and maintenance would likely decline due to the newer, longer-lasting parts in the vehicle population and mechanical failures being covered by OEM warranties for the first years of a vehicle's life. Moreover, alternative collision and mechanical parts are less likely to be used on newer vehicles. Electric vehicles do not have traditional engines, our biggest selling product. Thus, an increase in electric vehicles as a percentage of vehicles sold will have a negative impact on our engine sales.
Fluctuations in the prices of metals and other commodities could adversely affect our financial results.
Our recycling operations generate scrap metal and other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been processed in our self service retail business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive "crush only" vehicles from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals. The prices of scrap and other metals have historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent that the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of our inventory value could be required. The cost of our wholesale recycled and our self service retail inventory purchases will change as a result of fluctuating scrap metal and other metals prices. In a period of falling metal prices, there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal and other metals prices decline, and there may be a delay between the scrap metal and other metals price reductions and any inventory cost reductions. The prices of steel, aluminum, and plastics are components of the cost to manufacture products for our aftermarket business. If the prices of commodities rise and result in higher costs to us for products we sell, we may not be able to pass these higher costs on to our customers.
Existing or new laws and regulations may prohibit, restrict or burden the sale of aftermarket, recycled, refurbished or remanufactured products.
Most states have passed laws that prohibit or limit the use of aftermarket products in collision repair work. These laws include requirements relating to consumer disclosure, vehicle owner’s consent regarding the use of aftermarket products in the repair process, and the requirement to have aftermarket products certified by an independent testing organization. Additional legislation of this kind may be introduced in the future. If additional laws prohibiting or restricting the use of aftermarket products are passed, it could have an adverse impact on our aftermarket products business.

Certain organizations test the quality and safety of vehicle replacement products. If these organizations decide not to test a particular vehicle product, or in the event that such organizations decide that a particular vehicle product does not meet applicable quality or safety standards, we may decide to discontinue sales of such product or insurance companies may decide to discontinue authorization of repairs using such product. Such events could adversely affect our business.
Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled products that we provide, such as airbags. These and other jurisdictions could enact similar laws or could prohibit or severely restrict the sale of additional recycled products. The passage of legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse impact on our business. Additionally, Congress could enact federal legislation restricting the use of aftermarket or recycled automotive products used in the course of vehicle repairs.
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
Our business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. We incur substantial freight costs to import parts from our suppliers, many of which are located in Asia. If the cost of freight rose, we might not be able to pass the cost increases on to our customers. Furthermore, although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products.  In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory.  Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, natural disasters, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China, Japan and Taiwan. The current U.S. administration has discussed the implementation of a tariff on imports into the U.S., the imposition of which would likely have a negative impact on our business due to the amount of inventory we import.
Because a substantial volume of our sales involves products manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers. Additionally, as OEMs convert to raw materials other than steel, it may be more difficult or expensive to source aftermarket parts made with such materials and it may be more difficult for repair shops to work with such materials in the repair process.
Most of our salvage and a portion of our self service inventory is obtained from vehicles offered at salvage auctions operated by several companies that own auction facilities in numerous locations across the U.S. We do not typically have contracts with the auction companies. According to industry analysts, a small number of companies control a large percentage of the salvage auction market in the U.S. If an auction company prohibited us from participating in its auctions, began competing with us, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we face competition in the purchase of vehicles from direct competitors, rebuilders, exporters and other bidders. To the extent that the number of bidders increases, it may have the effect of increasing our cost of goods sold for wholesale recycled products. Some states regulate bidders to help ensure that salvage vehicles are purchased for legal purposes by qualified buyers. Auction companies have been actively seeking to reduce, circumvent or eliminate these regulations, which would further increase the number of bidders.
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
We have operations in North America, Europe, Taiwan and China, and we may expand our operations in the countries in which we do business and into other countries. Our foreign operations expose us to additional risks associated with international business, which could have an adverse effect on our business, results of operations and/or financial condition, including import and export requirements and compliance with anti-corruption laws, such as the U.K. Bribery Act 2010 and the Foreign Corrupt Practices Act. We also incur costs in currencies other than our functional currencies in some of the countries in which we operate. We are thus subject to foreign exchange exposure to the extent that we operate in different currencies, as well as exposure to foreign tax and other foreign and domestic laws. In addition, certain countries in which we operate have a higher level of political instability and criminal activity relative to the U.S. that could affect our operations and the ability to maintain our supply of products.
If we determine that our goodwill or other intangible assets have become impaired, we may incur significant charges to our pre-tax income.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2016, our total goodwill subject to future impairment testing was $3.1 billion. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Policies and Estimates section of Item 7 in this Annual Report on Form 10-K.
We amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review other intangible assets for possible impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2016, the value of our other intangible assets, net of accumulated amortization, was $584 million.

Our business may be adversely affected by union activities and labor and employment laws.
Certain of our employees are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation. From time to time, there have been efforts to organize additional portions of our workforce and those efforts can be expected to continue. In addition, the U.S. Department of Labor or applicable foreign government agencies could adopt new regulations or interpret existing regulations that could make it significantly easier for unionization efforts to be successful. Also, we may in the future be subject to strikes or work stoppages, union and works council campaigns, and other labor disruptions and disputes. Additional unionization efforts, new collective bargaining agreements, and work stoppages could materially increase our costs and reduce revenue and could limit our flexibility in terms of work schedules, reductions in force and other operational matters.
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
We believe we have taken reasonable and appropriate steps to protect our information systems and personal information about our customers and employees; however, if we experience a significant data security breach, we could be exposed to damage to our reputation, additional costs, lost sales or possible regulatory action.  The regulatory environment related to information security and privacy is constantly changing, and compliance with those requirements could result in additional costs.  There is no guarantee that the procedures that we have implemented to protect against unauthorized access to our systems and personal data are adequate to safeguard against all security breaches, and such a breach could potentially have a negative impact on our results of operations and financial condition.
Business interruptions in our distribution centers or other facilities may affect our operations, the function of our computer systems, and/or the availability and distribution of merchandise, which may affect our business.
Weather, terrorist activities, war or other disasters, or the threat of any of them, may result in the closure of our distribution centers (“DC”s) or other facilities or may adversely affect our ability to deliver inventory through our system on a timely basis.  This may affect our ability to serve our customers, resulting in lost sales or a potential loss of customer loyalty.  Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the U.S. or into the other countries in which we operate, and we may not be able to obtain such merchandise from other sources at similar prices.  Such a disruption in revenue could potentially have a negative impact on our results of operations and financial condition.
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

Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at, or migration to or from, our or our predecessors' past or present facilities and at independent waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. Many of our facilities are located on or near properties with a history of industrial use that may have involved hazardous materials. As a result, some of our properties may be contaminated. Some environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination. These environmental laws also impose liability on any person who disposes of, treats, or arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person, and at times can impose liability on companies deemed under law to be a successor to such person. Third parties may also make claims against owners or operators of properties, or successors to such owners or operators, for personal injuries and property damage associated with releases of hazardous or toxic substances.
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
The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions.  The market price for our common stock may also be affected by our ability to meet analysts’ expectations.  Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.  Downturns in the stock market may cause the price of our common stock to decline.  Additionally, the market price for our common stock has been in the past, and in the future may be, adversely affected by allegations made or reports issued by short sellers, analysts, activists or others regarding our business model, our management or our financial accounting.
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
As of December 31, 2016, we had approximately $2.2 billion aggregate principal amount of secured debt outstanding and approximately $1.1 billion of availability under the Senior Secured Credit Facilities (without giving effect to approximately $72.7 million of letters of credit outstanding). In addition, we had approximately $1.1 billion aggregate principal amount of unsecured debt outstanding comprising $600 million aggregate principal amount of the 4.75% senior notes due 2023 (the "U.S. Notes") and €500 million ($526 million) aggregate principal amount of the senior notes due April 1, 2024 (the "Euro Notes," and together with the U.S. Notes, the "senior notes").
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
Our senior secured credit facilities will permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness. As of December 31, 2016, we would have been able to incur an additional $1.1 billion of indebtedness under our revolving credit facility (without giving effect to approximately $72.7 million of outstanding letters of credit). If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the ability to service such debt would increase.
Our senior secured credit facilities impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
Our senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur, assume or permit to exist additional indebtedness (including guarantees thereof);

•	pay dividends or certain other distributions on our capital stock or repurchase our capital stock or prepay subordinated indebtedness;

•	incur liens on assets;

•	make certain investments or other restricted payments;

•	engage in transactions with affiliates;

•	sell certain assets or merge or consolidate with or into other companies;

•	guarantee indebtedness; and

•	alter the business we conduct.
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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the senior secured credit facilities and the indentures that govern our senior notes limit the use of the proceeds from certain dispositions of our assets; as a result, our senior secured credit facilities and our senior notes may prevent us from using the proceeds from such dispositions to satisfy all of our debt service obligations.
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
Certain borrowings under our senior secured credit facilities and the borrowing under our accounts receivable securitization facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Moreover, changes in market interest rates could affect the trading value of the notes. Assuming all revolving loans were fully drawn and no interest rate swaps were in place, each one percentage point change in interest rates would result in a $32.8 million change in annual cash interest expense under our senior secured credit facilities and our accounts receivable securitization facility.
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
Our obligations under our senior notes and our guarantors’ obligations under their guarantees of the notes are unsecured, but our and each co-borrower’s obligations under our senior secured credit facilities and each guarantor’s obligations under their respective guarantees of the senior secured credit facilities are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of most of our wholly-owned United States subsidiaries and the stock of certain of our non-United States subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior secured credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of our notes, even if an event of default exists under the applicable indenture governing the notes. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under our notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims by holders of the notes could be satisfied or, if any assets remained, they might be insufficient to satisfy claims fully. As of December 31, 2016, we had approximately $2.2 billion aggregate principal amount of secured debt outstanding and approximately $1.1 billion of availability under the senior secured credit facilities (without giving effect to approximately $72.7 million of letters of credit outstanding).
United States federal and state statutes allow courts, under specific circumstances, to void the senior notes and the guarantees, subordinate claims in respect of the senior notes and the guarantees, and require holders of the senior notes to return payments received from us or the guarantors.
Our direct and indirect domestic subsidiaries that are obligors under the senior secured credit facilities guarantee the obligations under our senior notes. In addition, certain subsidiaries of the issuer of the Euro Notes guarantee the obligations under the Euro Notes. The issuance of our senior notes and the issuance of the guarantees by the guarantors may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by, or on behalf of, our unpaid creditors or the unpaid creditors of a guarantor. Under the federal bankruptcy laws of the United States and comparable provisions of state fraudulent transfer laws, a court may avoid or otherwise decline to enforce the notes, or a guarantor’s guarantee, or may subordinate the notes, or such guarantee, to our or the applicable guarantor’s existing and future indebtedness. While the relevant laws may vary from jurisdiction to jurisdiction, a court might do so if it found that when indebtedness under the notes was issued, or when the applicable guarantor entered into its guarantee, or, in some jurisdictions, when payments became due under the notes, or such guarantee, the issuer or the applicable guarantor received less than reasonably equivalent value or fair consideration and:

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
A court might also void the notes, or a guarantee, without regard to the above factors, if the court found that the notes were incurred or issued or the applicable guarantor entered into its guarantee with actual intent to hinder, delay or defraud its creditors. We cannot give any assurance as to what standard a court would apply in determining whether we or the guarantors were solvent at the relevant time or that a court would agree with our conclusions in this regard, or, regardless of the standard that a court uses, that it would not determine that we or a guarantor were indeed insolvent on that date; that any payments to the holders of the notes (including under the guarantees) did not constitute preferences, fraudulent transfers or conveyances on other grounds; or that the issuance of the notes and the guarantees would not be subordinated to our or any guarantor’s other debt. In addition, any payment by us or a guarantor pursuant to the notes, or its guarantee, could be avoided and required to be returned to us or such guarantor or to a fund for the benefit of our or such guarantor’s creditors, and accordingly the court might direct holders of the notes to repay any amounts already received from us or such guarantor. Among other things, under U.S. bankruptcy law, any payment by us pursuant to the notes or by a guarantor under a guarantee made at a time we or such guarantor were found to be insolvent could be voided and required to be returned to us or such guarantor or to a fund for the benefit of our or such guarantor’s creditors if such payment is made to an insider within a one-year period prior to a bankruptcy filing or within 90 days for any outside party and such payment would give such insider or outsider party more than such party would have received in a distribution under the Bankruptcy Code in a hypothetical Chapter 7 case. Although each guarantee contains a “savings clause” intended to limit the subsidiary guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its subsidiary guarantee to be a fraudulent transfer, this provision may not be effective as a legal matter to protect any subsidiary guarantees from being avoided under fraudulent transfer law. In that regard, in Official Committee of Unsecured Creditors of TOUSA, Inc. v Citicorp North America, Inc ., the United States Bankruptcy Court in the Southern District of Florida held that a savings clause similar to the savings clause included in our indentures was unenforceable. As a result, the subsidiary guarantees were found to be fraudulent conveyances. The United States Court of Appeals for the Eleventh Circuit subsequently affirmed the liability findings of the Bankruptcy Court without ruling directly on the enforceability of savings clauses generally. If the decision of the bankruptcy court in TOUSA were followed by other courts, the risk that the guarantees would be deemed fraudulent conveyances would be significantly increased.
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
Not all of our subsidiaries have guaranteed the senior secured credit facilities, our U.S. Notes or our Euro Notes. In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to the lenders under the senior secured credit facilities or the holders of the senior notes. Consequently, claims in respect of the senior secured credit facilities and the senior notes are structurally subordinated to all of the liabilities of our subsidiaries that are not guarantors of such instruments, including trade payables, and any claims of third party holders of preferred equity interests, if any, in our non-guarantor subsidiaries. For the year ended December 31,

2016, our subsidiaries that are not borrowers under or do not guarantee the senior secured credit facilities and our subsidiaries that do not guarantee the U.S. Notes represented approximately 38% and 27% of our total revenue and operating income, respectively. In addition, these non-guarantor subsidiaries represented approximately 46% and 34% of our total assets and total liabilities, respectively, as of December 31, 2016 (excluding, in each case, intercompany amounts). As of the same date, our subsidiaries that do not guarantee the senior secured credit facilities or the U.S. Notes had approximately $923.0 million of outstanding indebtedness (which includes $267.8 million of borrowings under our revolving credit facilities by foreign subsidiaries that are borrowers under the revolving credit facilities but that do not guarantee the U.S. Notes). The group of subsidiaries that does not guarantee the Euro Notes is similar to the group that does not guarantee the U.S. Notes, except that there are four additional subsidiaries that guarantee the Euro Notes.
We may not be able to repurchase the senior notes upon a change of control or pursuant to an asset sale offer.
Upon a change of control, as defined in the indentures governing the senior notes, the holders of the notes will have the right to require us to offer to purchase all of the notes then outstanding at a price equal to 101% of their principal amount plus accrued and unpaid interest. Such a change of control would also be an event of default under our senior secured credit facilities. In order to obtain sufficient funds to pay amounts due under the senior secured credit facilities and the purchase price of the outstanding senior notes, we expect that we would have to refinance our indebtedness. We cannot assure you that we would be able to refinance our indebtedness on reasonable terms, if at all. Our failure to offer to purchase all outstanding senior notes or to purchase all validly tendered senior notes would be an event of default under the indenture. Such an event of default may cause the acceleration of our other debt. Our other debt also may contain restrictions on repayment requirements with respect to specified events or transactions that constitute a change of control under the indenture.
The definition of change of control in the indentures governing the senior notes includes a phrase relating to the sale of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of senior notes to require us to repurchase its notes as a result of a sale of less than all our assets to another person may be uncertain.
In addition, in certain circumstances as specified in the indentures governing the senior notes, we will be required to commence an asset sale offer, as defined in the indenture, pursuant to which we will be obligated to purchase certain senior notes at a price equal to 100% of their principal amount plus accrued and unpaid interest with the proceeds we receive from certain asset sales. Our other debt may contain restrictions that would limit or prohibit us from completing any such asset sale offer. In particular, our senior secured credit facilities contain provisions that require us, upon the sale of certain assets, to apply all of the proceeds from such asset sale to the prepayment of amounts due under the senior secured credit facilities. The mandatory prepayment obligations under the senior secured credit facilities will be effectively senior to our obligations to make an asset sale offer with respect to the senior notes under the terms of the indentures. Our failure to purchase any such senior notes when required under the indenture would be an event of default under the indentures.
 Key terms of the senior notes will be suspended if the notes achieve investment grade ratings and no default or event of default has occurred and is continuing.
Many of the covenants in the indentures governing the senior notes will be suspended if the notes are rated investment grade by Standard & Poor’s and Moody’s provided at such time no default or event of default has occurred and is continuing, including those covenants that restrict, among other things, our ability to pay dividends, incur liens and to enter into certain other transactions. There can be no assurance that the senior notes will ever be rated investment grade. However, suspension of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force (although provisions under our other debt, like the senior secured credit facilities, may continue to restrict us from engaging in these transactions), and the effects of any such transactions will be permitted to remain in place even if the senior notes are subsequently downgraded below investment grade.
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
We have an arrangement whereby we sell an interest in a portion of our accounts receivable to a special purpose vehicle and receive funding through the commercial paper market. This arrangement expires in November 2019.  In the event that the market for commercial paper were to close or otherwise become constrained, our cost of credit relative to this program could rise, or credit could be unavailable altogether.

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

ITEM 3.     LEGAL PROCEEDINGS
The Office of the District Attorney of Harris County, Texas has been investigating a possible violation of the Texas Clean Water Act in connection with alleged discharges of petroleum products at two of our facilities in Texas. The resolution of this matter may involve a monetary payment to Harris County for the alleged violations at each location. The amount of each payment individually and the amount of the payments in the aggregate (if any) are expected to have a de minimis effect on our financial position, results of operations and cash flows.
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
Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "LKQ." At December 31, 2016, there were 20 record holders of our common stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices of shares of our common stock on NASDAQ.

	High	Low
2016
Fourth Quarter	$35.58	$29.57
Third Quarter	$36.35	$31.18
Second Quarter	$34.26	$29.37
First Quarter	$32.12	$23.95
2015
Fourth Quarter	$30.50	$27.08
Third Quarter	$32.25	$26.67
Second Quarter	$30.82	$24.92
First Quarter	$28.23	$22.90
We have not paid any cash dividends on our common stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our senior secured credit agreement and our senior notes indentures contain, and future financing agreements may contain, limitations on payment of cash dividends or other distributions of assets. Based on limitations in effect under our senior secured credit agreement and senior notes indentures, the maximum amount of dividends we could pay as of December 31, 2016 was approximately $1.0 billion. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
The following graph compares the percentage change in the cumulative total returns on our common stock, the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the following group of peer companies (the "Peer Group"): Copart, Inc.; O'Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co., for the period beginning on December 31, 2011 and ending on December 31, 2016 (which was the last day of our 2016 fiscal year). In May 2016, S&P Dow Jones added us to the S&P 500 Index. Accordingly, pursuant to Securities and Exchange Commission rules, we were required to change the broad equity market index in our graph from the NASDAQ Stock Market (U.S.) Index, which we used last year, to the S&P 500 Index. The stock price performance in the graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the S&P 500 Index and the Peer Group was $100 on December 31, 2011 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the NASDAQ Stock Market (U.S.) Index and the Peer Group

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
LKQ Corporation	$100	$140	$219	$187	$197	$204
S&P 500 Index	$100	$113	$147	$164	$163	$178
Peer Group	$100	$111	$140	$177	$188	$217

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
Information about our common stock that may be issued under our equity compensation plans as of December 31, 2016 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
	(1)	(2)	(3)	(4)	(5)
Statements of Income Data:
Revenue	$8,584,031	$7,192,633	$6,740,064	$5,062,528	$4,122,930
Cost of goods sold	5,232,328	4,359,104	4,088,151	2,987,126	2,398,790
Gross margin	3,351,703	2,833,529	2,651,913	2,075,402	1,724,140
Operating income	763,398	704,627	649,868	530,180	437,953
Other expense (income):
Interest expense	88,263	57,860	64,542	51,184	31,429
Other (income) expense, net	(2,146)	(2,263)	(2,562)	3,169	(2,643)
Income from continuing operations before provision for income taxes	677,281	649,030	587,888	475,827	409,167
Provision for income taxes	220,566	219,703	204,264	164,204	147,942
Equity in earnings (loss) of unconsolidated subsidiaries	(592)	(6,104)	(2,105)	—	—
Income from continuing operations	456,123	423,223	381,519	311,623	261,225
Income from discontinued operations, net of tax	7,852	—	—	—	—
Net income	$463,975	$423,223	$381,519	$311,623	$261,225
Basic earnings per share: (6)
Income from continuing operations	$1.49	$1.39	$1.26	$1.04	$0.88
Income from discontinued operations	0.03	—	—	—	—
Net income	$1.51	$1.39	$1.26	$1.04	$0.88
Diluted earnings per share: (6)
Income from continuing operations	$1.47	$1.38	$1.25	$1.02	$0.87
Income from discontinued operations	0.03	—	—	—	—
Net income	$1.50	$1.38	$1.25	$1.02	$0.87
Weighted average shares outstanding-basic	306,897	304,722	302,343	299,574	295,810
Weighted average shares outstanding-diluted	309,784	307,496	306,045	304,131	300,693

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
	(1)	(2)	(3)	(4)	(5)
Other Financial Data:
Net cash provided by operating activities (7)	$635,014	$544,282	$388,711	$446,404	$221,927
Net cash used in investing activities	(1,709,928)	(329,993)	(920,994)	(505,606)	(352,534)
Net cash (used in) provided by financing activities (7)	1,225,737	(238,537)	501,189	147,593	141,335
Capital expenditures	207,074	170,490	140,950	90,186	88,255
Cash paid for acquisitions, net of cash acquired	1,349,339	160,517	775,921	408,384	265,336
Depreciation and amortization	206,086	128,192	125,437	86,463	70,165
Balance Sheet Data:
Total assets	$8,303,199	$5,647,837	$5,475,739	$4,438,058	$3,664,503
Working capital (8)	2,045,273	1,588,742	1,491,169	1,062,926	843,689
Long-term obligations, including current portion	3,341,771	1,584,702	1,846,148	1,287,242	1,111,058
Stockholders' equity	3,442,949	3,114,682	2,720,657	2,350,745	1,964,094

(1)
Includes the results of operations of: (i) Rhiag, from its acquisition effective March 18, 2016; (ii) PGW, from its acquisition effective April 21, 2016; and (iii) 13 other businesses from their respective acquisition dates in 2016.

(2)	Includes the results of operations of 18 businesses from their respective acquisition dates in 2015.

(3)	Includes the results of operations of Keystone Specialty from its acquisition effective January 3, 2014 and 22 other businesses from their respective acquisition dates in 2014.

(4)	Includes the results of operations of Sator from its acquisition effective May 1, 2013 and 19 other businesses from their respective acquisition dates in 2013.

(5)
Includes the results of operations of 30 businesses from their respective acquisition dates in 2012. Our 2012 results include gains totaling $17.9 million, which are included in Cost of goods sold, resulting from lawsuit settlements with certain of our aftermarket product suppliers.

(6)	The sum of the individual earnings per share amounts may not equal the total due to rounding.
(7) Prior year balances have been updated to reflect the adjustments resulting from the retrospective adoption of ASU 2016-09 during 2016 as described in Recent Accounting Pronouncements within Note 4, "Summary of Significant Accounting Policies" in Part II, Item 8 of this Annual Report on Form 10-K. The adjustments to prior year amounts are reflected in the table below:

	Year Ended December 31,
	2015	2014	2013	2012
Net cash provided by operating activities
Prior to adoption of ASU 2016-09	$529,837	$370,897	$428,056	$206,190
Adjustment - adoption of ASU 2016-09	14,445	17,814	18,348	15,737
As adjusted	$544,282	$388,711	$446,404	$221,927

Net cash (used in) provided by financing activities
Prior to adoption of ASU 2016-09	$(224,092)	$519,003	$165,941	$157,072
Adjustment - adoption of ASU 2016-09	(14,445)	(17,814)	(18,348)	(15,737)
As adjusted	$(238,537)	$501,189	$147,593	$141,335
(8)    Working capital amounts exclude assets and liabilities of discontinued operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On April 21, 2016, we expanded our product offerings to include aftermarket automotive glass products through our acquisition of PGW. With our acquisition of PGW, we are a leading global distributor of automotive glass products reaching most major markets in North America.
We are organized into five operating segments: Wholesale – North America; Europe; Specialty; Glass and Self Service. We aggregate our Wholesale –North America, Glass and Self Service operating segments into one reportable segment, North America, resulting in three reportable segments: North America, Europe and Specialty.
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
Acquisitions and Investments
Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. We target companies that are market leaders, will expand our geographic presence and enhance our ability to provide a wide array of automotive products to our customers through our distribution network.
On March 18, 2016, LKQ acquired Rhiag, a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. This acquisition expanded LKQ's geographic presence in continental Europe, and we believe the acquisition will generate potential purchasing synergies.
On April 21, 2016, LKQ acquired PGW, a leading global distributor and manufacturer of automotive glass products. PGW’s business comprises wholesale and retail distribution services, automotive glass manufacturing, and retailer alliance partnerships. We have signed an agreement to divest the automotive glass manufacturing component of PGW, which we expect to close in the first quarter of 2017. Unless otherwise noted, the discussion related to PGW throughout Part II, Item 7 of this annual report on Form 10-K refers to the aftermarket glass distribution operations of PGW, which are included within continuing operations. See Note 3, "Discontinued Operations" in Item 8 of this annual report on Form 10-K for further information related to our discontinued operations. The acquisition of PGW's aftermarket glass distribution business expanded our addressable market in North America. Additionally, we believe the acquisition will create potential distribution synergies with our existing network.
In addition to our acquisitions of Rhiag and PGW, we acquired eight wholesale businesses in Europe, and five wholesale businesses in North America during the year ended December 31, 2016.

On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen"), the leading independent car parts and service chain in the Nordic region of Europe, offering a wide range of quality products including spare parts and accessories for cars, and workshop services for consumers and businesses. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee.
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
On January 3, 2014, we completed our acquisition of Keystone Specialty. Keystone Specialty is a leading distributor and marketer of specialty vehicle aftermarket equipment and accessories in North America serving the following six product segments: truck and off-road; speed and performance; recreational vehicle; towing; wheels, tires and performance handling; and miscellaneous accessories. Our acquisition of Keystone Specialty allowed us to enter into new product lines and increase the size of our addressable market. In addition, the acquisition created logistics and administrative cost synergies and cross-selling opportunities.
In addition to our acquisition of Keystone Specialty, we made 22 acquisitions during 2014, including 9 wholesale businesses in North America, 9 wholesale businesses in Europe, 2 self service retail operations, and 2 specialty vehicle aftermarket businesses. Our European acquisitions included 7 aftermarket parts distribution businesses in the Netherlands, 5 of which were customers of and distributors for our Netherlands subsidiary, Sator. Our acquisitions in the Netherlands enabled us to transform the existing distribution model to better align with that of our U.K. operations. This realignment has allowed us to sell directly to the end repair shop customer instead of through a local wholesale distributor, and to improve margins, customer service, and fulfillment rates, and positioned us well to introduce additional product categories in the long term. Our other acquisitions completed during the year ended December 31, 2014 enabled us to expand into new product lines and enter new markets.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. Our service revenue is generated primarily from the sale of extended warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. For the year ended December 31, 2016, parts and services revenue represented approximately 95% of our consolidated revenue.
The majority of our parts and services revenue is generated from the sale of vehicle replacement products to collision and mechanical repair shops. In North America, our vehicle replacement products include sheet metal crash parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; automotive glass products such as windshields; mirrors and grills; wheels; and large mechanical items such as engines and transmissions. In Europe, our products include a wide variety of small mechanical products such as filters, belts and hoses, spark plugs, alternators and water pumps, batteries, suspension and brake parts, clutches, and oil and lubricants. The demand for these products is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, seasonal weather patterns and local weather conditions, and the availability and pricing of new OEM parts. With respect to collision related products, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our vehicle replacement products. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing of products for our customers when we perform these services for insurance carriers. There is no standard price for many of our vehicle replacement products, but rather a pricing structure that varies from day to day based upon such factors as new OEM product prices, product availability, quality, demand, the age and mileage of the vehicle from which the part was obtained (in the case of recycled products), competitor pricing and our product cost.
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
For the year ended December 31, 2016, revenue from other sources represented approximately 5% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, towing and storage fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), the age of vehicles at auction and the status of laws regulating bidders or exporters of salvage vehicles. From time to time, we may also adjust our buying strategy to target vehicles with different attributes (for example, age, level of damage, and revenue potential). Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling generally account for between 9% and 13% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.
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

third party freight costs; fuel; and expenses related to our delivery and transfer trucks, including vehicle leases, repairs and maintenance, and insurance.
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
Seasonality
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related repairs. Our specialty vehicle operations typically generate greater revenue and earnings in the first half of the year, when vehicle owners tend to install this equipment. We expect our aftermarket glass operations to generate greater revenue and earnings in the second and third quarters, when the demand for glass replacements increases after the winter weather.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to revenue recognition, inventory valuation, business combinations and goodwill impairment. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.
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
Business Combinations
We record our acquisitions using the acquisition method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. We utilize management estimates and, in some instances, independent third-party valuation firms to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.
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
We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During 2016, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not perform any impairment tests other than our annual test in the fourth quarter of 2016. As of the date of our annual goodwill impairment test, we were organized into five operating segments: Wholesale - North America; Europe; Specialty; Glass; and Self Service. Our Glass operating segment was composed of two reporting units, the aftermarket business and the glass manufacturing business; however, goodwill was recorded only in the aftermarket reporting unit. The other four operating segments were single reporting units for purposes of goodwill testing in 2016.
Our goodwill would be considered impaired if the net book value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. As of December 31, 2016, we had a total of $3.1 billion in goodwill subject to future impairment tests. We determined that no adjustments were necessary when we performed our annual impairment testing in the fourth quarter of 2016 on all five reporting units. We noted that the proximity of the PGW acquisition to the goodwill testing date resulted in a fair value estimate for the Glass aftermarket reporting unit which exceeded the carrying value by less than 10%. This result aligns with our expectations as there has not been a significant change in the value of the business since the acquisition date while we continue to execute our integration plans. No other reporting unit had a fair value estimate which exceeded the carrying value by less than 25%. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results.
Recently Issued Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.
Financial Information by Geographic Area
See Note 14, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated
In the "Results of Operations - Consolidated" and "Results of Operations - Segment Reporting" sections below, we discuss the impact of PGW on our consolidated and segment results for the year ended December 31, 2016. Unless otherwise noted, the discussion related to PGW refers only to the aftermarket glass distribution operations of PGW, which are included within continuing operations.
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	61.0%	60.6%	60.7%
Gross margin	39.0%	39.4%	39.3%
Facility and warehouse expenses	8.0%	7.7%	7.8%
Distribution expenses	8.0%	8.4%	8.6%
Selling, general and administrative expenses	11.5%	11.5%	11.3%
Restructuring and acquisition related expenses	0.4%	0.3%	0.2%
Depreciation and amortization	2.2%	1.7%	1.8%
Operating income	8.9%	9.8%	9.6%
Other expense, net	1.0%	0.8%	0.9%
Income from continuing operations before provision for income taxes	7.9%	9.0%	8.7%
Provision for income taxes	2.6%	3.1%	3.0%
Equity in earnings (loss) of unconsolidated subsidiaries	(0.0)%	(0.1)%	(0.0)%
Income from continuing operations	5.3%	5.9%	5.7%
Income from discontinued operations	0.1%	—%	—%
Net income	5.4%	5.9%	5.7%
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
	2016	2015	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$8,144,645	$6,713,951	4.8%	19.0%	(2.5)%	21.3%
Other revenue	439,386	478,682	(11.2)%	3.1%	(0.2)%	(8.2)%
Total revenue	$8,584,031	$7,192,633	3.7%	18.0%	(2.4)%	19.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 21.3% represents increases in segment revenue of 9.9% in North America, 46.4% in Europe and 13.5% in Specialty. The decrease in other revenue of 8.2% primarily consisted of a $53.4 million organic decline partially offset by $15.0 million of acquisition related growth. Refer to the discussion of our segment results of operations for factors contributing to revenue change during 2016 compared to the prior year.
Cost of Goods Sold. Our cost of goods sold increased to 61.0% of revenue in 2016 from 60.6% of revenue in 2015. The increase in cost of goods sold reflects a negative effect of 0.6% from our Rhiag acquisition, which has lower gross margins than our prior year consolidated gross margin. In addition, our cost of goods sold increased 0.2% as a result of mix, as we generated a greater proportion of our revenue in our Specialty operations, which has lower gross margins than our prior year consolidated gross margin. These negative impacts were partially offset by lower cost of goods sold as a percentage of revenue of 0.5% primarily related to our self service and wholesale operations in our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the year ended December 31, 2016 compared to the prior year.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the year ended December 31, 2016 increased to 8.0% from 7.7% in the prior year. The change in facility and warehouse expense reflects (i) a

0.3% increase as a percentage of revenue in our North America operations related to a realignment of plant manager responsibilities, which shifted these expenses from selling, general and administrative expenses to facility and warehouse expenses and (ii) a 0.2% increase as a percentage of revenue in our Europe operations for branch openings and the addition of facility costs for the partly operational Tamworth, England distribution center. These negative impacts were partially offset by a decrease of 0.3% from our acquisition of Rhiag, which has lower facility and warehouse expenses as a percentage of revenue than our prior year consolidated facility and warehouse expenses.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 8.0% in 2016 from 8.4% in 2015. The decrease in distribution expense reflects a positive impact of 0.4% from our Rhiag acquisition, which has lower distribution expenses as a percentage of revenue than our prior year consolidated distribution expenses.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses for the year ended December 31, 2016 remained flat compared to the prior year at 11.5% of revenue. SG&A increased 0.2% as a result of our Rhiag acquisition, which has higher SG&A than our prior year consolidated SG&A. Offsetting this increase was a 0.2% favorable impact from our Specialty operations as a result of a decline in personnel costs from the realization of integration synergies, a decrease in bad debt expense and other individually insignificant decreases across various SG&A categories. Within our North America segment, SG&A personnel expenses were flat as a percentage of revenue, as the decrease in expense as a percentage of revenue related to the realignment of plant manager responsibilities discussed above was offset by increases in other personnel expenses as a percentage of revenue.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2016		2015		Change
Restructuring expenses	$15,782	(1)	$13,083	(1)	$2,699
Acquisition related expenses	21,980	(2)	6,428	(3)	15,552
Total restructuring and acquisition related expenses	$37,762		$19,511		$18,251

(1)
Restructuring expenses of $10.4 million, $3.1 million, $2.3 million for the year ended December 31, 2016 related to the integration of acquired businesses in our Specialty, North America and Europe segments, respectively. Restructuring expenses of $10.5 million, $2.0 million, and $0.6 million for the year ended December 31, 2015 were primarily related to the integration of acquired businesses in our Specialty, North America, and Europe segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees in connection with the integration of our acquisitions into our existing business.

(2)
Acquisition related expenses for the year ended December 31, 2016 reflect $10.9 million and $4.1 million related to the acquisitions of Rhiag and PGW, respectively. The remaining $7.0 million of expense was related to other completed and potential acquisitions.

(3)
Acquisition related expenses for the year ended December 31, 2015 included $1.6 million for our acquisitions of eleven aftermarket parts distribution businesses in the Netherlands, $0.2 million for other European acquisitions, and $1.0 million related to our North America and Specialty acquisitions during the year. Acquisition related expenses also included $3.6 million for acquisitions that were pending as of December 31, 2015.

See Note 5, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	Change
Depreciation	$107,945	$88,335	$19,610	(1)
Amortization	83,488	33,785	49,703	(2)
Total depreciation and amortization	$191,433	$122,120	$69,313

(1)
The increase in depreciation expense primarily reflects the depreciation expense for property and equipment related to our acquisitions of Rhiag and PGW of $14.0 million and $1.8 million, respectively. The remaining change primarily reflects increased levels of property and equipment to support our organic related growth.

(2)
The increase in amortization expense primarily reflects amortization expense for intangible assets related to our acquisitions of Rhiag and PGW of $42.7 million and $8.4 million, respectively. These increases are partially offset by a decline in accelerated amortization for intangibles recognized in previous years.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the year ended December 31, 2015	$55,597
Increase (decrease) due to:
Interest expense	30,403	(1)
Loss on debt extinguishment	26,650	(2)
Gains on foreign exchange contracts - acquisition related	(18,342)	(3)
Gain on bargain purchase	(8,207)	(4)
Interest and other income, net	16
Net increase	30,520
Other expense, net for the year ended December 31, 2016	$86,117

(1)	Additional interest primarily relates to borrowings used to fund the acquisitions of Rhiag and PGW.

(2)
During the first quarter of 2016, we incurred a $23.8 million loss on debt extinguishment as a result of our early payment of Rhiag debt assumed as part of the acquisition, and we incurred a $2.9 million loss on debt extinguishment as a result of our January 2016 amendment to our senior secured credit agreement.

(3)
In March 2016, we entered into foreign currency forward contracts to acquire a total of €588 million used to fund the purchase price of the Rhiag acquisition. The rates under the foreign currency forwards were favorable to the spot rate on the date the funds were drawn to complete the acquisition, and as result, these derivatives contracts generated a gain of $18.3 million.

(4)
In October 2016, we acquired Andrew Page Limited ("Andrew Page") out of receivership. The fair value of the net assets acquired exceeded the purchase price, resulting in a gain on bargain purchase of $8.2 million.

Provision for Income Taxes. Our effective income tax rate was 32.6% for the year ended December 31, 2016, compared to 33.9% for the year ended December 31, 2015. The lower effective income tax rate reflects an $11.4 million discrete item in 2016 for excess tax benefits from stock-based payments related to the early adoption of ASU 2016-09 as described in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. The adoption of this ASU reduced the effective tax rate by 1.6% compared to the prior year. Partially offsetting this, our effective tax rate was negatively impacted by an increase in the proportion of earnings generated in the U.S., which has a higher tax rate than our foreign operations, as well as an increase in nondeductible acquisition related costs, primarily related to our Rhiag and PGW acquisitions as well as other potential acquisitions. Excluding the impact of discrete items, our annual effective tax rate has been close to 35% over the last three years. The tax rate will fluctuate from year to year based on the geographic mix of earnings and changes in tax laws, but absent significant movements in either of these factors, we expect our annual effective rate to hold near 35%.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries. During the year ended December 31, 2015, we recorded impairment charges of $2.0 million related to our equity method investments; no tax benefit was recognized related to these charges. Our share of net operating losses in our equity method investments totaled $4.1 million for the year ended December 31, 2015. With our divestiture of ACM Parts in February 2016, our share of net operating losses in our equity method investments was nominal for the year ended December 31, 2016. We are reporting our equity in earnings of our investment in Mekonomen on a one quarter lag and therefore, no amounts were recorded for this investment during 2016.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the average rates used in 2015, the pound sterling and Canadian dollar rates used to translate the 2016 statements of income declined by 11.3% and 3.5%, respectively; the Euro remained flat relative to the U.S dollar during 2016. The translation effect of the decline in the pound sterling and Canadian dollar against the U.S. dollar and realized and unrealized currency losses during 2016 resulted in an approximately $0.05 negative effect on diluted earnings per share for continuing operations relative to the prior year.
Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax totaled $7.9 million in 2016; we had no discontinued operations in the prior year. Discontinued operations for 2016 represents the glass manufacturing business of PGW, which was acquired in April 2016. The results include a $19.8 million, net of tax, impairment charge primarily related to property, plant and equipment that was triggered when the assets were classified as held for sale.

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
The change in parts and services revenue of 10.3% represents increases of 6.8% in North America, 8.0% in Europe, and 30.6% in Specialty. The decline in other revenue of 26.7% primarily reflects the decline in the price of scrap steel and other metals. Refer to the discussion of our segment results of operations for factors contributing to revenue changes during 2015 compared to the prior year.
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
Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses for the year ended December 31, 2015 increased to 11.5% from 11.3% in the prior year. Compared to the prior year, other revenue decreased as a result of declining prices of scrap steel and other metals, which negatively impacted our operating leverage and increased our selling, general and administrative expenses as a percentage of revenue by 0.2%. Excluding this impact, our selling, general and administrative expenses as a percentage of revenue were flat over the prior year.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2015		2014		Change
Restructuring expenses	$13,083	(1)	$11,123	(2)	$1,960
Acquisition related expenses	6,428	(3)	3,683	(4)	2,745
Total restructuring and acquisition related expenses	$19,511		$14,806		$4,705

(1)	Refer to our Year Ended December 31, 2016 compared to Year Ended December 31, 2015 discussion for details.

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

(3)	Refer to our Year Ended December 31, 2016 compared to Year Ended December 31, 2015 discussion for details.

(4)	Acquisition related expenses for the year ended December 31, 2014 include external costs primarily related to our acquisitions of seven distribution companies in the Netherlands.
See Note 5, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
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

Other Expense, Net. The following table summarizes the components of the year-over-year decrease in other expense, net (in thousands):

Other expense, net for the year ended December 31, 2014	$61,980
Increase (decrease) due to:
Interest expense	(6,682)	(1)
Loss on debt extinguishment	(324)	(2)
Interest and other income, net	623	(3)
Total decrease	(6,383)
Other expense, net for the year ended December 31, 2015	$55,597

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

(3)
The decrease in Interest and other income, net reflects an increase in contingent consideration expense relative to the prior year of $2.3 million partially offset by (i) an increase in customer finance fees of $1.3 million and (ii) a favorable impact due to a decrease in foreign currency losses of $0.5 million, including the impact of unrealized mark-to-market losses on foreign currency forward contracts used to hedge the purchase of inventory and, to a lesser extent, unrealized and realized gains and losses on foreign currency transactions for the year ended December 31, 2015 compared to the prior year.

Provision for Income Taxes. Our effective income tax rate was 33.9% for the year ended December 31, 2015, compared to 34.7% for the year ended December 31, 2014. The lower effective tax rate in 2015 reflects a 0.5% benefit relative to the prior year as a result of an increase in earnings in our lower tax rate international operations. In addition, the effective tax rate for 2015 benefited from discrete items, including favorable return to provision adjustments of $1.9 million and the favorable settlement of a Canada tax matter totaling $1.8 million.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries. During the year ended December 31, 2015, we recorded impairment charges of $2.0 million in our equity method investments. No tax benefit was recognized related to these charges. Our share of net operating losses in our equity method investments totaled $4.1 million through the year ended December 31, 2015 compared to $2.1 million during the prior year.
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

Results of Operations—Segment Reporting
We have five operating segments: Wholesale – North America; Europe; Specialty; Glass and Self Service. Our Wholesale – North America, Glass and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Therefore, we present three reportable segments: North America, Europe and Specialty.
Subsequent to the sale of our glass manufacturing business, we are combining our continuing Glass aftermarket products operating segment into our Wholesale – North America operating segment, which we expect to complete in 2017.
We have presented the growth of our revenue and profitability in our operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our growth and profitability, consistent with how we evaluate our performance, as this statistic removes the translation impact of exchange rate fluctuations, which are outside of our control and do not reflect our operational performance. Constant currency revenue and Segment EBITDA results are calculated by translating prior year revenue and Segment EBITDA in local currency using the current year's currency conversion rate. This non-GAAP financial measure has important limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Our use of this term may vary from the use of similarly-titled measures by other issuers due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. In addition, not all companies that report revenue or profitability on a constant currency basis calculate such measures in the same manner as we do and, accordingly, our calculations are not necessarily comparable to similarly-named measures of other companies and may not be appropriate measures for performance relative to other companies.

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2016	% of Total Segment Revenue	2015	% of Total Segment Revenue	2014	% of Total Segment Revenue
Third Party Revenue
North America	$4,470,900		$4,145,998		$4,088,701
Europe	2,920,470		1,995,385		1,846,155
Specialty	1,192,661		1,051,250		805,208
Total third party revenue	$8,584,031		$7,192,633		$6,740,064
Total Revenue
North America	$4,471,639		$4,146,833		$4,089,290
Europe	2,920,470		1,995,455		1,846,155
Specialty	1,196,709		1,054,584		807,015
Eliminations	(4,787)		(4,239)		(2,396)
Total revenue	$8,584,031		$7,192,633		$6,740,064
Segment EBITDA
North America	$596,333	13.3%	$547,405	13.2%	$543,943	13.3%
Europe	283,608	9.7%	200,563	10.1%	167,155	9.1%
Specialty	125,039	10.4%	106,561	10.1%	79,453	9.8%

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings (loss) of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding discontinued operations, depreciation, amortization, interest (including loss on debt extinguishment) and income tax expense. See Note 14, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total Segment EBITDA to Net Income.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2016	2015	Organic		Acquisition (3)	Foreign Exchange (4)	Total Change
Parts & services revenue	$4,036,143	$3,671,595	2.9%	(1)	7.3%	(0.2)%	9.9%
Other revenue	434,757	474,403	(11.2)%	(2)	3.0%	(0.1)%	(8.4)%
Total third party revenue	$4,470,900	$4,145,998	1.3%		6.8%	(0.2)%	7.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was primarily attributable to favorable pricing. Increased pricing in our wholesale operations, primarily in our salvage operations, was a result of shifting our salvage vehicle purchasing to higher quality vehicles, which raised the average revenue per part sold. Organic revenue also grew due to increased sales volumes in our wholesale operations resulting from improved fill rates and in-stock rates, as well as increased purchasing levels, which contributed to a greater volume of parts available for sale. The organic growth was partially offset by a negative mix impact as we saw a smaller percentage of sales from high value salvage part types in 2016.

Organic revenue growth in parts and services was also negatively affected by milder winter weather conditions in North America in the first quarter of 2016, which we believe impacted volume for the rest of the year.

(2)
The $40 million decrease in other revenue primarily relates to (i) a $21 million decline in revenue from metals, such as those found in catalytic converters (platinum, palladium, and rhodium), aluminum wheels, and copper wiring, due to lower prices year over year, (ii) a $13 million reduction due to the sale of our precious metals business late in the second quarter of 2015, and (iii) an $8 million decline in revenue from scrap steel and other metals primarily related to lower prices.

(3)
Acquisition related growth in 2016 includes $208.6 million from our acquisition of PGW. The remainder of our acquired revenue growth reflects revenue from our acquisition of nine wholesale businesses and a self service retail operation from the beginning of 2015 up to the one year anniversary of the acquisition dates.

(4)	Compared to the prior year, exchange rates reduced our revenue growth by 0.2%, primarily due to the strengthening of the U.S. dollar against the Canadian dollar compared to the prior year.
Segment EBITDA. Segment EBITDA increased $48.9 million, or 8.9%, in 2016 compared to the prior year. While other revenue decreased from the prior year, sequential increases in scrap steel prices in our salvage and self service operations benefited gross margins and had a favorable impact of $7.7 million on North America Segment EBITDA and approximately a $0.02 positive effect on diluted earnings per share. This favorable impact resulted from the increase in scrap steel prices between the date we purchased the car, which influences the price we pay for the car, and the date we scrapped the car, which influences the price we receive for scrapping the vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North American segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2015	13.2%
Increase (decrease) due to:
Change in gross margin	0.7%	(1)
Change in segment operating expenses	(0.6)%	(2)
Segment EBITDA for the year ended December 31, 2016	13.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflects a 0.8% favorable impact from our self service operations, as car costs have decreased by a greater percentage year over year than revenue. Within our wholesale operations, we experienced a 0.5% favorable impact on gross margin as a result of procurement initiatives implemented in our aftermarket operations during 2016, which reduced our product costs. Partially offsetting these increases was an unfavorable impact of 0.4% related to our acquisition of PGW, which had lower gross margins than our existing North America operations as a result of a non-recurring inventory step-up adjustment recorded upon acquisition and higher cost products sourced from the glass manufacturing side of the business.

(2)
The increase in segment operating expenses as a percentage of revenue reflects (i) an increase in operating expenses of 0.3% related to our PGW acquisition, which had higher operating expenses as a percentage of revenue than our existing North America operations as a result of incremental costs related to shared Glass corporate expenses that are not expected to reoccur after the sale of the PGW glass manufacturing business closes, and (ii) a 0.3% increase in personnel costs as a percentage of revenue. These increases were partially offset by a 0.2% improvement in fuel prices as a percentage of revenue.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$2,915,841	$1,991,106	7.2%	47.1%	(7.9)%	46.4%
Other revenue	4,629	4,279	(0.6)%	15.7%	(7.0)%	8.2%
Total third party revenue	$2,920,470	$1,995,385	7.2%	47.1%	(7.9)%	46.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 8.1%, while in Benelux region operations, parts and services revenue grew organically by 4.5%. Our organic revenue growth in the U.K., which resulted from higher sales volumes, was composed of a 6.6% increase in revenue from stores open more than 12 months and a 1.5% increase in revenue generated by 21 branch openings since the beginning of the prior year through the one-year anniversary of their respective opening dates. Organic revenue growth in our Benelux region was primarily due to a favorable mix impact resulting from a shift in sales to higher price products as well as increased prices; organic revenue also grew as a result of an additional selling day in 2016 compared to the prior year.

(2)
Acquisition related growth for the year-ended December 31, 2016 includes $847.5 million from our acquisition of Rhiag. The remainder of our acquired revenue growth includes revenue from our acquisitions of 14 distribution companies in the Netherlands, 3 wholesale businesses in our U.K. operations, and 3 salvage businesses in Sweden since the beginning of 2015 through the one-year anniversary of the acquisitions.

(3)	Compared to the prior year, exchange rates reduced our revenue growth by $158.2 million, or 7.9%, primarily due to the strengthening of the U.S. dollar against the pound sterling relative to 2015.
Segment EBITDA. Segment EBITDA increased $83.0 million, or 41.4%, in 2016 compared to the prior year. Our Rhiag acquisition contributed $94.3 million to Segment EBITDA in 2016, while our Andrew Page acquisition generated a loss of $4.8 million. Our Europe Segment EBITDA includes a negative year over year impact of $17.6 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2015. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $100.6 million, or 50.2%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the year ended December 31, 2016.
The following table summarizes the changes in segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2015	10.1%
(Decrease) increase due to:
Change in gross margin	(1.1)%	(1)
Change in segment operating expenses	0.8%	(2)
Change in other expense	(0.1)%
Segment EBITDA for the year ended December 31, 2016	9.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	The decrease in gross margin reflects a 1.3% decline in gross margin due to the acquisition of Rhiag, which has lower gross margins than our other Europe operations.

(2)
The decrease in segment operating expenses as a percentage of revenue reflects (i) a decrease of 1.8% in operating expenses as a result of the acquisition of Rhiag, which has lower operating expenses as a percentage of revenue than our other Europe operations and (ii) a 0.3% decrease in distribution expenses in our U.K. operations due to reduced personnel costs. Partially offsetting these decreases were (i) an increase in facility and warehouse expenses of 0.8% from a 0.5% increase primarily related to the opening of 21 new branches and 6 new hubs since the prior year and

0.3% related to the addition of facility and personnel costs for the Tamworth distribution facility, and (ii) an increase of 0.3% in operating expenses as a result of the acquisition of Andrew Page, which has higher operating expenses as a percentage of revenue than our other Europe operations. While we have closed the Andrew Page acquisition and are consolidating its results, we are not permitted to integrate this acquisition with our existing U.K. operations until we receive approval from the U.K. Competition and Markets Authority.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Specialty	2016	2015	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,192,661	$1,051,250	6.9%	6.8%	(0.3)%	13.5%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,192,661	$1,051,250	6.9%	6.8%	(0.3)%	13.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts and services revenue reflects an increase in service levels throughout North America as we continue to expand the breadth and depth of our inventory offerings and add delivery capacity to our integrated distribution network to allow us to realize synergies associated with the integration of Coast. Through most of 2016, we also saw growth from favorable macro trends and economic conditions, which increased consumer discretionary spending on automotive and recreational vehicle parts and accessories.

(2)	Acquisition related growth reflects the impact of the Coast acquisition on August 19, 2015 through the one year anniversary of the acquisition.

(3)	Compared to the prior year, exchange rates reduced our revenue growth by $3.3 million, or 0.3%, primarily due to the strengthening of the U.S dollar against the Canadian dollar relative to 2015.
Segment EBITDA. Segment EBITDA increased $18.5 million, or 17.3%, in 2016 compared to the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2015	10.1%
(Decrease) increase due to:
Change in gross margin	(0.8)%	(1)
Change in segment operating expenses	1.0%	(2)
Change in other expenses	0.1%
Segment EBITDA for the year ended December 31, 2016	10.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin reflects (i) a 0.4% unfavorable impact due to customer volume rebates which have increased along with sales volume, (ii) a 0.3% increase in inventory costs, which were higher due to the stocking of two distribution centers, one of which was not yet operational in the prior year period and one which became operational in the fourth quarter of 2015, and (iii) a decrease in advertising credits of 0.3% due to higher purchase volume in 2015 from the initial stocking of those two new distribution centers. These negative effects were partially offset by a 0.4% improvement due to Coast related freight synergies as more volume went through the existing Specialty network.

(2)
The decrease in segment operating expenses reflects a favorable 1.0% reduction in selling, general and administrative expenses primarily related to (i) a 0.4% decline in personnel costs from the realization of integration synergies, (ii) lower bad debt expense of 0.2% due to increased collection efforts and (iii) individually insignificant decreases across various selling, general and administrative expense categories totaling 0.4%. Favorable distribution expenses of 0.2% due to lower fuel and freight costs were offset by an increase in facilities and warehouse expense primarily related to the higher cost of Coast facilities as well as the addition of two new distribution centers.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North American segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2015	2014	Organic		Acquisition (1)	Foreign Exchange	Total Change
Parts & services revenue	$3,671,595	$3,437,821	5.6%	(2)	2.2%	(1.0)%	6.8%
Other revenue	474,403	650,880	(28.8)%	(3)	2.0%	(0.3)%	(27.1)%
Total third party revenue	$4,145,998	$4,088,701	0.1%		2.2%	(0.9)%	1.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The acquisition growth in revenue reflects the impact of 13 wholesale businesses and 3 self service retail operations acquired since the beginning of 2014 up to the one year anniversary of the acquisition date

(2)
Approximately 60% of our organic growth in parts and services revenue was due to increased net pricing in our wholesale operations. In our aftermarket operations, we increased our net prices to customers compared to the prior year. In our salvage operations, we shifted our salvage vehicle purchasing to higher quality vehicles beginning in the third quarter of 2014, which increased the average revenue per part sold during 2015. The remainder of our organic growth in parts and services revenue was primarily due to increased sales volumes in our salvage operations and to a lesser extent, our aftermarket operations.

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
Increase due to:
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

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our European segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,991,106	$1,843,730	9.2%	8.5%	(9.7)%	8.0%
Other revenue	4,279	2,425	23.7%	60.3%	(7.5)%	76.4%
Total third party revenue	$1,995,385	$1,846,155	9.3%	8.6%	(9.7)%	8.1%
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

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Specialty	2015	2014	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,051,250	$805,208	7.8%	24.6%	(1.9)%	30.6%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,051,250	$805,208	7.8%	24.6%	(1.9)%	30.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	Organic growth in Specialty parts and services revenue reflects increased sales volumes as a result of favorable economic conditions.

(2)	Acquisition related growth reflects the impact of two Specialty businesses acquired in the fourth quarter of 2014, as well as the acquisition of Coast on August 19, 2015.

(3)	Compared to the prior year, exchange rates reduced our revenue growth by 1.9%, primarily due to the strengthening of the U.S. dollar against the Canadian dollar in 2015 compared to the prior year.
Segment EBITDA. Segment EBITDA increased $27.1 million, or 34.1%, in 2015 compared to the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2014	9.8%
(Decrease) increase due to:
Change in gross margin	(1.2)%	(1)
Change in segment operating expenses	1.5%	(2)
Change in other expenses	0.1%
Segment EBITDA for the year ended December 31, 2015	10.1%
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

(2)
Reflects a 0.8% reduction in selling, general and administrative expenses as a percentage of revenue related to (i) a 0.6% decline in personnel expenses as a percentage of revenue primarily as a result of integration synergies and (ii) a reduction in professional fees and advertising expenses of 0.2%. Distribution expenses decreased 0.7% due to (i) favorable fuel pricing compared to the prior year of 0.6%, (ii) logistics synergies of 0.5% as we leverage our North

American distribution network for the delivery of specialty products, partially offset by (iii) higher freight costs of 0.4% driven by higher use of third party freight to handle increased volumes, as well as sales related to our October 2014 acquisition of a supplier of parts for recreational vehicles and our 2015 acquisition of Coast, which are all shipped via third party carriers.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	December 31, 2016	December 31, 2015
Cash and equivalents	$227,400	$87,397
Total debt (1)	3,365,687	1,599,695
Current maturities (2)	68,414	57,494
Capacity under credit facilities (3)	2,550,000	1,947,000
Availability under credit facilities (3)	1,019,112	1,337,653
Total liquidity (cash and equivalents plus availability on credit facilities)	1,246,512	1,425,050

(1) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $23.9 million and $15.0 million as of December 31, 2016 and 2015, respectively).

(2) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $2.3 million and $1.5 million as of December 31, 2016 and 2015, respectively).
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
As of December 31, 2016, we had debt outstanding and additional available sources of financing, as follows:

•
Senior secured credit facilities maturing in January 2021, composed of term loans totaling $750 million ($732.7 million outstanding at December 31, 2016) and $2.45 billion in revolving credit ($1.36 billion outstanding at December 31, 2016), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts) reduced by $72.7 million of amounts outstanding under letters of credit

•	Senior Notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes totaling $526 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Receivables securitization facility with availability up to $100 million ($100 million outstanding as of December 31, 2016), maturing in November 2019 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as our January 2016 amendment to our senior secured credit facilities, the issuance of €500 million of Euro Notes in April 2016, and the November 2016 amendment to our receivables securitization facility. The Rhiag acquisition was the catalyst for the April issuance of €500 million of Euro Notes. Given that Rhiag is a long term asset, we considered alternative financing options and decided to fund a portion of this acquisition through the issuance of long term notes. Additionally, the interest rates on Rhiag's acquired debt ranged between 6.45% and 7.25%. With the issuance of the €500 million of senior notes at a rate of 3.875%, we were able to replace Rhiag's borrowings with long term financing at favorable rates. This refinancing also provides financial flexibility to execute our long-term growth strategy by freeing up availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding.
As of December 31, 2016, we had approximately $1.02 billion available under our credit facilities. Combined with approximately $227.4 million of cash and equivalents at December 31, 2016, we had approximately $1.25 billion in available liquidity, a decrease of $178.5 million from our available liquidity as of December 31, 2015. We expect to use the proceeds from the sale of PGW's glass manufacturing business to pay down borrowings under our revolving credit facilities, which would increase our available liquidity by approximately $310 million when the transaction closes.

We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we have adequate capacity, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Borrowings under the credit agreement accrue interest at variable rates, which are tied to LIBOR or CDOR, depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, in 2016, we entered into cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at December 31, 2016 was 2.0%. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 2.8% at December 31, 2016.
Cash interest payments were $86.0 million for the year ended December 31, 2016, including interest payments totaling $28.5 million related to our Senior Notes. In September 2016, we made our first semi-annual interest payment on our Euro Notes totaling €9.0 million ($10.1 million); the remaining semi-annual interest payments on our Euro Notes will be made in October and April each year. Cash interest payments in 2016 also included $8.0 million of interest paid as part of the settlement of Rhiag's acquired debt and $4.9 million to settle the acquired Rhiag interest rate swap in the first quarter of 2016.
We had outstanding credit agreement borrowings of $2.1 billion and $0.9 billion at December 31, 2016 and 2015, respectively. Of these amounts, $37.2 million and $22.5 million were classified as current maturities at December 31, 2016 and 2015, respectively.
The scheduled maturities of long-term obligations outstanding at December 31, 2016 are as follows (in thousands):

Years ending December 31:
2017	$68,414
2018	42,553
2019	140,594
2020	39,002
2021	1,942,680
Thereafter	1,132,444
Total debt (1)	$3,365,687
(1) The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $23.9 million as of December 31, 2016).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of December 31, 2016.
As of December 31, 2016, the Company had cash and equivalents of $227.4 million, of which $175.4 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resorting to repatriation of foreign earnings.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
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
The following table sets forth a summary of our aftermarket inventory procurement for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	Change
North America	$1,198,556	$1,023,400	$175,156	(1)
Europe	2,012,804	1,143,668	869,136	(2)
Specialty	934,119	776,611	157,508	(3)
Total	$4,145,479	$2,943,679	$1,201,800

(1)
In North America, aftermarket purchases for the year increased primarily as a result of incremental purchases of $140.7 million related to our April 2016 acquisition of PGW. Additionally, North America aftermarket inventory purchases increased as a result of our July 2015 acquisition of Parts Channel coupled with lower purchase levels in the first quarter of 2015 due to accelerated purchases in the fourth quarter of 2014 in anticipation of potential labor issues at West Coast ports in the United States.

(2)
In our Europe segment, the increase in purchases was primarily due to our acquisition of Rhiag in March 2016, which added incremental purchases of $710.3 million during 2016. Purchases for our U.K. operations increased in 2016 compared to the prior year primarily as a result of 21 branch openings since the beginning of the prior year and incremental inventory purchases to stock the Tamworth, England national distribution center. Purchases in our Netherlands operations increased as a result of organic and acquisition related growth. These increases were partially offset by the devaluation of the pound sterling in 2016 compared to the prior year.

(3)
The increase in Specialty aftermarket purchases was primarily due to (i) accelerated inventory purchases to stock two new distribution centers during the first quarter of 2016, (ii) additional purchases to support the increased sales volume as a result of the Coast acquisition, and (iii) additional inventory purchases in 2016 due to stronger than anticipated sales volumes as a result of our annual trade shows.

Manufacturing inventory purchases related to our discontinued operations totaled $397.5 million during 2016, and consisted of raw materials used in PGW's manufacturing and fabrication of automotive glass products.
The following table sets forth a summary of our global salvage and self service procurement for 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	% Change
North America wholesale salvage cars and trucks	291	290	0.3%
Europe wholesale salvage cars and trucks	23	20	15.0%
Self Service and "crush only" cars	524	471	11.3%	(1)

(1)
Compared to the prior year period, we increased our purchase of lower cost self service and "crush only" cars as prices for vehicles have come down in certain markets due to the decline in the prices of scrap and other metals, allowing us to purchase higher quality vehicles at favorable prices.

Net cash provided by operating activities totaled $635.0 million for the year ended December 31, 2016, an increase of $90.7 million compared to $544.3 million in 2015. During 2016, our glass manufacturing business, which was acquired in April 2016, generated $64.4 million of cash flows from operations from the acquisition date through year-end. These operating cash flows are expected to be nonrecurring as we plan to close the sale of this business in the first quarter of 2017.
The remaining increase in cash provided by operating activities was attributable to our continuing operations. During 2016, our income from continuing operations increased by $32.9 million compared to the prior year due to both acquisition related growth and organic growth. In addition, non-cash depreciation and amortization expense increased by $70.1 million compared to the prior year, primarily as a result of our Rhiag and PGW acquisitions. Cash paid for taxes for our continuing operations increased by $37.0 million during 2016 compared to the prior year as a result of growth in the business, primarily related to our Rhiag acquisition.
Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $115.1 million during 2016 compared to $72.7 million during 2015. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we grow our business each year. Cash outflows related to receivables were $80.2 million higher in 2016 than the prior year. The increase in accounts receivable is primarily related to our U.K. operations as a result of increased sales; the remaining increase primarily related to our Specialty operations, which experienced larger growth in receivables balances during 2016 than the prior year period from organic and acquisition revenue growth. Compared to the prior year, cash outflows related to inventory declined $16.6 million, primarily a result of our North America and Specialty operations. This was partially offset by inventory growth in our U.K. operations as a result of incremental inventory purchases to stock new branches and the Tamworth, England national distribution center. Accounts payable represented a $17.0 million cash inflow in 2016 compared to a $4.2 million cash outflow in the prior year. The increase is primarily related to a rise in the payables balance in our U.K. operations, partially offset by a decline in the payables balance in our North America and Rhiag operations due to the timing of payments.
Net cash used in investing activities totaled $1.7 billion for the year ended December 31, 2016, compared to $330.0 million in 2015. We invested $1.3 billion of cash, net of cash acquired, in business acquisitions during 2016, which included $601.4 million for our Rhiag acquisition and $661.7 million for our PGW acquisition, compared to $160.5 million for business acquisitions in 2015. Property and equipment purchases were $207.1 million in the year ended December 31, 2016 compared to $170.5 million in the prior year. Purchases of property and equipment increased over the prior period primarily as a result of $24.2 million of purchases in our discontinued operations and a $19.6 million increase in our North America segment. In 2016, we paid $185.7 million for investments in unconsolidated subsidiaries, primarily related to our investment in Mekonomen; payments for investments in consolidated subsidiaries were $9.7 million in 2015. In 2016, we entered into foreign currency contracts to fund the purchase price of the Rhiag acquisition, which generated $18.3 million of gains; we had no such contracts in the prior year period. During 2016, cash provided by other investing activities, net was $13.8 million, primarily from the proceeds on the sale of our interest in our Australian joint venture, compared to $10.7 million in 2015 primarily as a result of proceeds from disposals of fixed assets.
Net cash provided by financing activities totaled $1.2 billion for the year ended December 31, 2016, compared to net cash used in financing activities of $238.5 million in 2015. During 2016, net borrowings under our credit facilities were $1.3 billion compared to net repayments of $186.5 million in 2015. The increase in borrowings during 2016 is primarily the result of borrowings under our multi-currency revolving credit facility in order to fund the acquisitions of Rhiag and PGW and investment in Mekonomen and repay $543.3 million of Rhiag acquired debt and debt related liabilities. The increase in borrowings during 2016 also reflects our 2016 amendments of our credit facilities, which generated $338.5 million in additional term loan borrowings, a portion of which was used to repay outstanding revolver borrowings. In April 2016, we issued the Euro Notes, generating proceeds of $563.5 million. The proceeds from the Euro Notes were used to repay a portion of the borrowings on the revolving credit facility. In connection with our January and December 2016 amendments of our credit facilities, our April 2016 issuance of the Euro Notes, and our November 2016 amendment to our receivables securitization facility, we paid $16.6 million of debt issuance costs during the 2016; debt issuance costs incurred in the prior year were minimal.
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

(3)
The increase in Specialty aftermarket inventory purchases of $163.6 million during the year ended December 31, 2015, was related to accelerated inventory purchases to stock two new distribution centers, one of which opened in late 2015 and one of which opened in the first quarter of 2016. Our August 2015 acquisition of Coast and our October 2014 acquisition of a supplier of parts for recreational vehicles also contributed to the increase in purchases compared to the prior year period.

The following table sets forth a summary of our global salvage and self service procurement for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	% Change
North America wholesale salvage cars and trucks	290	290	—%
Europe wholesale salvage cars and trucks	20	—	n/m
Self Service and "crush only" cars	471	514	(8.4)%
Net cash provided by operating activities totaled $544.3 million for the year ended December 31, 2015, compared to $388.7 million in 2014. Compared to the prior year, our 2015 EBITDA increased by $52.9 million, due to both acquisition related growth and organic growth. See Note 14, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of EBITDA to Net Income.
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
Net cash used in investing activities totaled $330.0 million for the year ended December 31, 2015, compared to $921.0 million for the same period of 2014.We invested $160.5 million of cash, net of cash acquired, in business acquisitions during

2015, compared to $775.9 million for business acquisitions in 2014, which included $427.1 million for our Keystone Specialty acquisition. Property and equipment purchases were $170.5 million in the year ended December 31, 2015 compared to $141.0 million in the prior year. The increase in capital expenditures relative to the prior year period reflects an increase of $33.0 million in our U.K. operations primarily due to costs incurred to develop and equip a new distribution center. During 2015, cash provided by other investing activities, net was $10.7 million and primarily consisted of proceeds from disposals of fixed assets totaling $10.7 million, partially offset by payments of $9.7 million for investments in unconsolidated subsidiaries, including a $7.5 million payment to increase our investment in ACM Parts. During 2014, we paid $2.2 million for investments in unconsolidated subsidiaries.
Net cash provided by financing activities totaled $238.5 million for the year ended December 31, 2015, compared to $501.2 million in 2014. During 2015, net repayments under our credit facilities were $186.5 million compared to net borrowings of $578.4 million in 2014. Compared to the prior year period, our cash investment in acquisitions was lower, and therefore, we used the excess cash generated by operations to repay outstanding amounts under our revolving credit facilities. During 2014, we used the proceeds from the net borrowings primarily to fund acquisitions, including $370 million of revolver borrowings and $80 million of borrowings under our receivables facility to finance the Keystone Specialty acquisition. Our March 2014 amendment of our credit facilities generated $11.3 million in additional term loan borrowings, which were used to pay $3.7 million in debt issuance costs related to the amendment, as well as to repay outstanding revolver borrowings. During 2014, we made a payment of $44.8 million ($39.5 million included in financing cash flows and $5.3 million included in operating cash flows) for the final earnout period under the contingent payment agreement related to our 2011 ECP acquisition. Cash generated from exercises of stock options provided $8.2 million and $9.3 million in the years ended December 31, 2015 and 2014, respectively. The excess tax benefit from share-based payment arrangements reduced income taxes payable by $14.4 million and $17.8 million in the years ended December 31, 2015 and 2014, respectively. We paid $7.6 million and $0.4 million related to taxes for net share settlements of stock-based compensation in the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2014, we paid $12.6 million related to the settlement of foreign currency forward contracts; no such payment occurred in 2015.

Off-Balance Sheet Arrangements and Future Commitments
We do not have any off-balance sheet arrangements or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.
The following table represents our future commitments under contractual obligations as of December 31, 2016 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Long-term debt (1)	$3,897.5	$166.5	$380.0	$2,136.5	$1,214.5
Capital lease obligations (2)	24.8	4.5	4.9	2.2	13.2
Operating leases (3)	1,184.6	200.4	305.4	192.6	486.2
Purchase obligations (4)	344.8	342.5	1.9	0.4	—
Other long-term obligations (5)	247.9	142.1	49.3	14.1	42.4
Total	$5,699.6	$856.0	$741.5	$2,345.8	$1,756.3
Note: This table only includes amounts related to continuing operations.

(1)
Our long-term debt under contractual obligations above includes interest of $546.0 million on the balances outstanding as of December 31, 2016. The long-term debt balance excludes debt issuances costs as these expenses have already been paid. Interest on our senior notes, notes payable, and other long-term debt is calculated based on the respective stated rates. Interest on our variable rate credit facilities is calculated based on the weighted average rates, including the impact of interest rate swaps through their respective expiration dates, in effect for each tranche of borrowings as of December 31, 2016. Future estimated interest expense for the next year, one to three years, and three to five years is $102.1 million, $201.0 million and $156.4 million, respectively. Estimated interest expense beyond five years is $86.5 million.

(2)
Interest on capital lease obligations of $10.6 million is included based on incremental borrowing or implied rates. Future estimated interest expense for the next year, one to three years, and three to five years is $0.4 million, $0.7 million and $0.6 million, respectively. Estimated interest expense beyond five years is $8.9 million.

(3)
The operating lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year.

(4)	Our purchase obligations include open purchase orders for aftermarket inventory.

(5)
Our other long-term obligations consist of estimated payments for our self insurance reserves of $77.6 million and outstanding letters of credit of $72.7 million, with the remaining $97.6 million representing primarily other asset purchase commitments and payments for deferred compensation and pension plans.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	foreign exchange rates;

•	interest rates; and

•	commodity prices.
Foreign Exchange
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 39.1% and 32.8% of our revenue during 2016 and 2015, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4% change in our consolidated revenue and a 3% change in our operating income for the year ended December 31, 2016. See our Results of Operations discussion in Item 7 of this Annual Report on Form 10-K for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2016 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local statutory tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of December 31, 2016, we had outstanding borrowings of €500.0 million under our Euro Notes, and £118.7 million, CAD $130.4 million, SEK 116.0 million, and €11.0 million under our revolving credit facilities.
Interest Rates
Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facilities, where interest rates are tied to the prime rate, LIBOR or CDOR. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. Net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; Citizens, N.A.; Fifth Third Bank; HSBC Bank USA, N.A; and Banco Bilbao Vizcaya Argentaria, S.A.).
As of December 31, 2016, we held ten interest rate swap contracts representing a total of $590 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of December 31, 2016, the fair value of the interest rate swap contracts was an asset of $16.4 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, in 2016 we entered into three cross currency swap agreements for a total notional amount of $422.4 million (€400 million) with maturity dates in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to eliminate uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and The Bank of Tokyo-Mitsubishi UFJ, Ltd.). As of December 31, 2016, the fair value of the interest rate swap components of the cross currency swaps was an asset of $1.5 million, and the fair value of the currency forward components was a liability of $3.1 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 48% of our variable rate debt under our credit facilities at fixed rates at December 31, 2016 compared to 29% at December 31, 2015. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
At December 31, 2016, we had $1.2 billion of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $11.8 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease at the same rate as the metal prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. Scrap metal prices have increased 44% since the fourth quarter of 2015.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LKQ Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As described in Note 4 to the consolidated financial statements, effective January 1, 2016, the Company adopted Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting."
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2017

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$8,584,031	$7,192,633	$6,740,064
Cost of goods sold	5,232,328	4,359,104	4,088,151
Gross margin	3,351,703	2,833,529	2,651,913
Facility and warehouse expenses	688,918	556,041	526,291
Distribution expenses	683,812	602,897	577,341
Selling, general and administrative expenses	986,380	828,333	762,888
Restructuring and acquisition related expenses	37,762	19,511	14,806
Depreciation and amortization	191,433	122,120	120,719
Operating income	763,398	704,627	649,868
Other expense (income):
Interest expense	88,263	57,860	64,542
Loss on debt extinguishment	26,650	—	324
Gain on foreign exchange contracts - acquisition related	(18,342)	—	—
Gain on bargain purchase	(8,207)	—	—
Interest and other income, net	(2,247)	(2,263)	(2,886)
Total other expense, net	86,117	55,597	61,980
Income from continuing operations before provision for income taxes	677,281	649,030	587,888
Provision for income taxes	220,566	219,703	204,264
Equity in earnings (loss) of unconsolidated subsidiaries	(592)	(6,104)	(2,105)
Income from continuing operations	456,123	423,223	381,519
Income from discontinued operations, net of tax	7,852	—	—
Net income	$463,975	$423,223	$381,519
Basic earnings per share:
Income from continuing operations	$1.49	$1.39	$1.26
Income from discontinued operations	0.03	—	—
Net income (1)	$1.51	$1.39	$1.26
Diluted earnings per share:
Income from continuing operations	$1.47	$1.38	$1.25
Income from discontinued operations	0.03	—	—
Net income (1)	$1.50	$1.38	$1.25
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

Consolidated Statements of Comprehensive Income (In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$463,975	$423,223	$381,519
Other comprehensive (loss) income:
Foreign currency translation	(175,639)	(69,817)	(51,979)
Net change in unrecognized gains/losses on derivative instruments, net of tax	9,023	2,469	2,195
Net change in unrealized gains/losses on pension plans, net of tax	4,911	2,103	(10,452)
Total other comprehensive loss	(161,705)	(65,245)	(60,236)
Total comprehensive income	$302,270	$357,978	$321,283

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current Assets:
Cash and equivalents	$227,400	$87,397
Receivables, net	860,549	590,160
Inventories	1,935,237	1,556,552
Prepaid expenses and other current assets	87,768	106,603
Assets of discontinued operations	456,640	—
Total Current Assets	3,567,594	2,340,712
Property and Equipment, net	811,576	696,567
Intangible Assets:
Goodwill	3,054,769	2,319,246
Other intangibles, net	584,231	215,117
Equity Method Investments	183,467	2,755
Other Assets	101,562	73,440
Total Assets	$8,303,199	$5,647,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$633,773	$415,588
Accrued expenses:
Accrued payroll-related liabilities	118,755	86,527
Self-insurance reserves	39,548	37,759
Other accrued expenses	169,553	124,466
Other current liabilities	37,943	31,596
Current portion of long-term obligations	66,109	56,034
Liabilities of discontinued operations	145,104	—
Total Current Liabilities	1,210,785	751,970
Long-Term Obligations, Excluding Current Portion	3,275,662	1,528,668
Deferred Income Taxes	199,657	127,239
Other Noncurrent Liabilities	174,146	125,278
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 307,544,759 and 305,574,384 shares issued and outstanding at December 31, 2016 and 2015, respectively	3,075	3,055
Additional paid-in capital	1,116,690	1,090,713
Retained earnings	2,590,359	2,126,384
Accumulated other comprehensive loss	(267,175)	(105,470)
Total Stockholders' Equity	3,442,949	3,114,682
Total Liabilities and Stockholders’ Equity	$8,303,199	$5,647,837

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$463,975	$423,223	$381,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,086	128,192	125,437
Stock-based compensation expense	22,472	21,336	22,021
Loss on debt extinguishment	26,650	—	324
Impairment on net assets of discontinued operations	26,677	—	—
Gain on foreign exchange contracts - acquisition related	(18,342)	—	—
Gain on bargain purchase	(8,207)	—	—
Deferred income taxes	(16,162)	22,388	6,242
Other	19,550	7,348	6,269
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables, net	(50,801)	14,704	(61,739)
Inventories	(64,114)	(83,188)	(122,590)
Prepaid income taxes/income taxes payable	14,944	17,474	18,428
Accounts payable	18,577	(4,222)	(5,474)
Other operating assets and liabilities	(6,291)	(2,973)	18,274
Net cash provided by operating activities	635,014	544,282	388,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(207,074)	(170,490)	(140,950)
Acquisitions, net of cash acquired	(1,349,339)	(160,517)	(775,921)
Investments in unconsolidated subsidiaries	(185,671)	(9,682)	(2,240)
Proceeds from foreign exchange contracts	18,342	—	—
Other investing activities, net	13,814	10,696	(1,883)
Net cash used in investing activities	(1,709,928)	(329,993)	(920,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,963	8,168	9,324
Taxes paid related to net share settlements of stock-based compensation awards	(4,438)	(7,581)	(443)
Debt issuance costs	(16,554)	(97)	(3,750)
Proceeds from issuance of Euro notes	563,450	—	—
Borrowings under revolving credit facilities	2,636,596	313,142	1,587,644
Repayments under revolving credit facilities	(1,748,664)	(445,282)	(1,098,518)
Borrowings under term loans	582,115	—	11,250
Repayments under term loans	(255,792)	(22,500)	(16,875)
Borrowings under receivables securitization facility	106,400	3,858	95,050
Repayments under receivables securitization facility	(69,400)	(35,758)	(150)
Repayments of other debt, net	(31,156)	(29,696)	(40,051)
Payments of Rhiag debt and related payments	(543,347)	—	—
Payments of other obligations	(1,436)	(22,791)	(41,992)
Other financing activities, net	—	—	(300)
Net cash provided by (used in) financing activities	1,225,737	(238,537)	501,189
Effect of exchange rate changes on cash and equivalents	(3,704)	(2,960)	(4,789)
Net increase (decrease) in cash and equivalents	147,119	(27,208)	(35,883)
Cash and equivalents, beginning of period	87,397	114,605	150,488
Cash and equivalents of continuing and discontinued operations, end of period	234,516	87,397	114,605
Less: Cash and equivalents of discontinued operations, end of period	(7,116)	—	—
Cash and equivalents, end of period	$227,400	$87,397	$114,605
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$230,036	$180,126	$176,955
Interest	86,021	54,917	59,678
Supplemental disclosure of noncash investing and financing activities:
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions	568,032	$28,348	$96,258
Non-cash property and equipment additions	10,715	8,846	2,293
Contingent consideration liabilities	—	—	5,854

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, January 1, 2014	300,805	$3,008	$1,006,084	$1,321,642	$20,011	$2,350,745
Net income	—	—	—	381,519	—	381,519
Other comprehensive loss	—	—	—	—	(60,236)	(60,236)
Restricted stock units vested	975	10	(10)	—	—	—
Stock-based compensation expense	—	—	22,021	—	—	22,021
Exercise of stock options	1,688	17	9,307	—	—	9,324
Tax withholdings related to net share settlements of stock-based compensation awards	(15)	—	(443)	—	—	(443)
Excess tax benefit from stock-based payments	—	—	17,727	—	—	17,727
BALANCE, December 31, 2014	303,453	$3,035	$1,054,686	$1,703,161	$(40,225)	$2,720,657
Net income	—	—	—	423,223	—	423,223
Other comprehensive loss	—	—	—	—	(65,245)	(65,245)
Restricted stock units vested, net of shares withheld for employee tax	840	8	(4,349)	—	—	(4,341)
Stock-based compensation expense	—	—	21,336	—	—	21,336
Exercise of stock options	1,425	14	8,849	—	—	8,863
Tax withholdings related to net share settlements of stock-based compensation awards	(144)	(2)	(3,934)	—	—	(3,936)
Excess tax benefit from stock-based payments	—	—	14,125	—	—	14,125
BALANCE, December 31, 2015	305,574	$3,055	$1,090,713	$2,126,384	$(105,470)	$3,114,682
Net income	—	—	—	463,975	—	463,975
Other comprehensive loss	—	—	—	—	(161,705)	(161,705)
Restricted stock units vested, net of shares withheld for employee tax	847	9	(4,447)	—	—	(4,438)
Stock-based compensation expense	—	—	22,472	—	—	22,472
Exercise of stock options	1,124	11	7,952	—	—	7,963
BALANCE, December 31, 2016	307,545	$3,075	$1,116,690	$2,590,359	$(267,175)	$3,442,949

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business
The financial statements presented in this report represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom, the Benelux region of continental Europe, Italy and Eastern Europe. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end of life vehicles. In total, we operate more than 1,300 facilities.

Note 2. Business Combinations
On March 18, 2016, LKQ acquired Rhiag, a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded LKQ's geographic presence in continental Europe. We believe the acquisition will generate potential purchasing synergies. Total acquisition date fair value of the consideration for our Rhiag acquisition was €534.2 million ($602.0 million), composed of €533.6 million ($601.4 million) of cash paid (net of cash acquired) and €0.6 million ($0.6 million) of intercompany balances considered to be effectively settled as part of the transaction. In addition, we assumed €488.8 million ($550.8 million) of existing Rhiag debt as of the acquisition date.
Related to the funding of the purchase price of the Rhiag acquisition, LKQ entered into foreign currency forward contracts in March 2016 to acquire a total of €588 million. The rates locked in under the foreign currency forwards were favorable to the spot rate on the settlement date, and as a result, these derivative contracts generated a gain of $18.3 million during the year ended December 31, 2016. The gain on the foreign currency forwards was recorded in Gains on foreign exchange contracts - acquisition related on our consolidated statement of income for the year ended December 31, 2016.
We recorded $585.4 million of goodwill related to our acquisition of Rhiag, which we do not expect to be deductible for income tax purposes. In the period between the acquisition date and December 31, 2016, Rhiag, which is reported in our Europe reportable segment, generated revenue of $854.2 million and operating income of $25.5 million, which included $10.9 million of acquisition related costs.
On April 21, 2016, LKQ acquired PGW. At acquisition, PGW’s business comprised wholesale and retail distribution services and automotive glass manufacturing. The acquisition expanded our addressable market in North America and globally. Additionally, we believe the acquisition will create potential distribution synergies with our existing network. Total acquisition date fair value of the consideration for our PGW acquisition was $661.7 million, consisting of cash paid (net of cash acquired). We recorded $205.1 million of goodwill related to our acquisition of PGW, of which we expect $104.0 million to be deductible for income tax purposes. In the period between the acquisition date and December 31, 2016, PGW generated revenue of $706.8 million and operating income of $10.7 million, which included $2.1 million of acquisition related costs. Of these amounts, $498.2 million of revenue, net of intercompany sales to PGW's aftermarket business, and $25.1 million of operating income relate to the portion of the automotive glass manufacturing business classified as discontinued operations as of December 31, 2016. Refer to Note 3, "Discontinued Operations" for further information. The $14.3 million operating loss generated in 2016 by the aftermarket portion of our PGW operations primarily relates to incremental costs related to shared corporate expenses that are not expected to reoccur after the sale of the glass manufacturing business closes, a non-recurring inventory step-up adjustment recorded upon acquisition, and higher cost products sourced from the glass manufacturing side of the business, which reduced our gross margin.
On October 4, 2016, we acquired substantially all of the business assets of Andrew Page out of receivership. Andrew Page is a distributor of aftermarket automotive parts in the United Kingdom, and the acquisition is subject to customary regulatory approval from the Competition and Markets Authority in the U.K. Total acquisition date fair value of the consideration for our Andrew Page acquisition was £16.4 million ($20.9 million). In connection with the acquisition, we recorded a gain on bargain purchase of $8.2 million, which is recorded on a separate line in our consolidated statement of income for the year ended December 31, 2016. We believe that we were able to acquire the net assets of Andrew Page for less than fair value as a result of (i) Andrew Page's financial difficulties which put the company into receivership prior to our acquisition and (ii) a motivated seller that desired to complete the sale in an expedient manner to ensure continuity of the business. We continue to evaluate the purchase price allocation, including the opening value of inventory, fixed assets, intangible assets, accrued liabilities, and deferred taxes, which may require us to adjust the recorded gain. In the period between the acquisition date and December 31, 2016, Andrew Page generated revenue of $38.9 million and an operating loss of $6.5 million.
In addition to our acquisitions of Rhiag, PGW and Andrew Page, we acquired 7 wholesale businesses in Europe and 5 wholesale businesses in North America during the year ended December 31, 2016. We typically fund our acquisitions using borrowings under our credit facilities or other financing arrangements. Total acquisition date fair value of the consideration for these acquisitions was $76.1 million, composed of $67.8 million of cash paid (net of cash acquired), $4.1 million of notes payable and $4.2 million of other purchase price obligations. During the year ended December 31, 2016, we recorded $52.3 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2015 acquisitions. We expect that substantially all of the goodwill recorded for these acquisitions will not be deductible for income tax purposes. In the period between the acquisition dates and December 31, 2016, these acquisitions generated revenue of $35.4 million and operating income of $1.5 million.
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
In addition to our acquisition of Keystone Specialty, we made 22 acquisitions during 2014, including 9 wholesale businesses in North America, 9 wholesale businesses in Europe, 2 self service retail operations, and 2 specialty vehicle aftermarket businesses. Our European acquisitions included 7 aftermarket parts distribution businesses in the Netherlands, 5 of which were customers of and distributors for our Netherlands subsidiary, Sator. Our European acquisitions were completed with the objective of aligning our Netherlands and U.K. distribution models; our other acquisitions completed during the year ended December 31, 2014 enabled us to expand in existing markets, introduce new product lines, and enter new markets. Total acquisition date fair value of the consideration for these additional acquisitions was $359.1 million, composed of $334.3 million of cash (net of cash acquired), $13.5 million of notes payable, $0.3 million of other purchase price obligations (non-interest bearing), $5.9 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $8.3 million), and $5.1 million of pre-existing balances between us and the acquired entities considered to be effectively settled as a result of the acquisitions. During the year ended December 31, 2014, we recorded $178.0 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2013 acquisitions. We expect $44.2 million of the $178.0 million of goodwill recorded to be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for certain of our 2016 acquisitions are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. From the date of our preliminary allocation for Rhiag in the first quarter of 2016 through December 31, 2016, we recorded adjustments based on our valuation procedures for our acquisition of Rhiag that resulted in the allocation of $154.3 million of goodwill to acquired assets, primarily intangible assets and property, plant and equipment. Additionally, from the date of our preliminary allocation for PGW in the second quarter of 2016 through December 31, 2016, we recorded adjustments based on our valuation procedures that resulted in a $21.1 million increase to goodwill recorded for our PGW acquisition; this was primarily attributable to a decline in the value allocated to property, plant and equipment, partially offset by an increase in the value allocated to deferred taxes. The income statement impact of these measurement period adjustments for PGW that would have been recorded in previous periods if the adjustment had been recognized as of the acquisition date was $4.8 million, of which $4.0 million was related to discontinued operations. The income statement effect of the Rhiag measurement period adjustments that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date was immaterial. The balance sheet impact and income statement effect of other measurement-period adjustments recorded for acquisitions completed in prior periods was immaterial.
The purchase price allocations for the acquisitions completed during 2016 and 2015 are as follows (in thousands):

	Year Ended				Year Ended
	December 31, 2016				December 31, 2015
	Rhiag	PGW (1)	Other Acquisitions	Total	All Acquisitions
Receivables	$230,670	$136,523	$13,216	$380,409	$29,628
Receivable reserves	(28,242)	(7,135)	(794)	(36,171)	(3,926)
Inventories (2)	239,529	169,159	62,223	470,911	79,646
Prepaid expenses and other current assets	10,793	42,573	4,445	57,811	3,337
Property and equipment	56,774	225,645	17,140	299,559	11,989
Goodwill	585,415	205,058	52,336	842,809	92,175
Other intangibles	429,360	37,954	2,537	469,851	9,926
Other assets (3)	2,092	57,671	(133)	59,630	5,166
Deferred income taxes	(110,791)	17,506	(1,000)	(94,285)	4,102
Current liabilities assumed	(239,665)	(168,332)	(42,290)	(450,287)	(39,191)
Debt assumed	(550,843)	(4,027)	(2,378)	(557,248)	(2,365)
Other noncurrent liabilities assumed	(23,085)	(50,847)	(103)	(74,035)	(2,651)
Other purchase price obligations	—	—	(6,698)	(6,698)	(21,199)
Notes issued	—	—	(4,087)	(4,087)	(4,296)
Settlement of pre-existing balances	(591)	—	(32)	(623)	(1,073)
Gain on bargain purchase	—	—	(8,207)	(8,207)	—
Cash used in acquisitions, net of cash acquired	$601,416	$661,748	$86,175	$1,349,339	$161,268

(1) Includes both continuing and discontinued operations of PGW.
(2) The PGW inventory balance includes the impact of a $9.8 million step-up adjustment to report the inventory at its fair value.
(3) The balance for PGW includes $23.6 million of investments in unconsolidated subsidiaries which relate to the discontinued portion of our PGW operations.
The fair value of our intangible assets is based on a number of inputs including projections of future cash flows, assumed royalty rates and customer attrition rates, all of which are Level 3 inputs. The fair value of our property and equipment is determined using inputs such as market comparables and current replacement or reproduction costs of the asset, adjusted for physical, functional and economic factors; these adjustments to arrive at fair value are not observable in the market and therefore, these inputs are considered to be Level 3 inputs.
Other noncurrent liabilities recorded for our acquisitions of Rhiag and PGW includes a liability for certain pension and other post-retirement obligations we assumed with the acquisitions. A portion of PGW's liability for pension and post-retirement obligations relates to the glass manufacturing operations business, which is classified as discontinued operations, and is recorded within Liabilities of discontinued operations on our consolidated balance sheets; these amounts will be included in the net assets disposed as part of the pending sale of the business, which we expect to occur in the first quarter of 2017. Due to the immateriality of these plans, we have not provided the detailed disclosures otherwise prescribed by the accounting guidance on pensions and other post-retirement obligations.
The primary objectives of our acquisitions made during the year ended December 31, 2016 and the year ended December 31, 2015 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Our 2016 acquisition of Rhiag enabled us to expand our market presence in continental Europe. We believe that our Rhiag acquisition will allow for synergies within our European operations, most notably in procurement, and these projected synergies contributed to the goodwill recorded on the Rhiag acquisition. The aftermarket glass distribution business of PGW, which is included within continuing operations, enabled us to enter into new product lines and increase the size of our addressable market. In addition, we believe that our PGW acquisition will allow for distribution synergies with our existing network in North America, which contributed to the goodwill recorded on the acquisition.
Our 2014 acquisition of Keystone Specialty allowed us to enter into new product lines and increase the size of our addressable market. In addition, the acquisition created logistics and administrative cost synergies as well as cross-selling opportunities, which contributed to the goodwill recorded on the Keystone Specialty acquisition.
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

The following pro forma summary presents the effect of the businesses acquired during the year ended December 31, 2016 as though the businesses had been acquired as of January 1, 2015, the businesses acquired during the year ended December 31, 2015 as though they had been acquired as of January 1, 2014 and the businesses acquired during the year ended December 31, 2014 as though they had been acquired as of January 1, 2013. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Revenue, as reported	$8,584,031	$7,192,633	$6,740,064
Revenue of purchased businesses for the period prior to acquisition:
Rhiag	213,376	994,903	—
PGW (1)	102,540	339,012	—
Keystone Specialty	—	—	3,443
Other acquisitions	265,717	615,140	676,965
Pro forma revenue	$9,165,664	$9,141,688	$7,420,472

Income from continuing operations, as reported	$456,123	$423,223	$381,519
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Rhiag	(662)	10,310	—
PGW (1),(2)	7,574	3,334	—
Keystone Specialty	—	—	521
Other acquisitions (3)	(807)	15,266	18,371
Acquisition related expenses, net of tax (4)	11,034	1,830	2,295
Pro forma income from continuing operations	$473,262	$453,963	$402,706

Earnings per share from continuing operations, basic - as reported	$1.49	$1.39	$1.26
Effect of purchased businesses for the period prior to acquisition:
Rhiag	(0.00)	0.03	—
PGW (1),(2)	0.02	0.01	—
Keystone Specialty	—	—	0.00
Other acquisitions	(0.00)	0.05	0.06
Acquisition related expenses, net of tax (4)	0.04	0.01	0.01
Pro forma earnings per share from continuing operations, basic (5)	$1.54	$1.49	$1.33

Earnings per share from continuing operations, diluted - as reported	$1.47	$1.38	$1.25
Effect of purchased businesses for the period prior to acquisition:
Rhiag	(0.00)	0.03	—
PGW (1),(2)	0.02	0.01	—
Keystone Specialty	—	—	0.00
Other acquisitions	(0.00)	0.05	0.06
Acquisition related expenses, net of tax (4)	0.04	0.01	0.01
Pro forma earnings per share from continuing operations, diluted (5)	$1.53	$1.48	$1.31
(1) PGW reflects the results for the continuing aftermarket glass distribution business only.
(2) Excludes $17.8 million and $5.4 million of corporate costs for 2015 and 2016, respectively, that we do not expect to incur going forward as a result of the sale of our glass manufacturing business.
(3) The 2014 pro forma impact of our other acquisitions includes an adjustment for intercompany sales between Sator and the five Netherlands distributors that would have been reflected as intercompany transactions if the acquisitions had occurred on January 1, 2013. Our cost of sales in the initial months after the acquisitions reflects the increased valuation of acquired inventory, which has the impact of temporarily reducing our gross margin. Moving this negative gross margin impact to the year ended December 31, 2013 for our pro forma disclosure has the effect of increasing our pro forma net income during the year ended December 31, 2014.
(4) Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.
(5) The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 3. Discontinued Operations
On December 18, 2016, LKQ entered into a Stock and Asset Purchase Agreement (the “Agreement”) to sell the glass manufacturing business of its PGW subsidiary to a subsidiary of Vitro S.A.B. de C.V. (Vitro) for a sale price of $310 million, subject to potential post-closing purchase price adjustments. The transaction, which is subject to customary representations and warranties, covenants and conditions, and regulatory approvals, is expected to close in the first quarter of 2017. As a result of this transaction, the remaining portion of the Glass operating segment will be combined with our Wholesale - North America operations during 2017. For our reporting as of December 31, 2016, we have aggregated the remaining Glass operating segment with our North America reportable segment. See Note 14, "Segment and Geographic Information" for further information.
Upon execution of the Agreement, LKQ concluded that the glass manufacturing business met the criteria to be classified as held for sale in LKQ’s consolidated financial statements. As a result, the assets related to the glass manufacturing business are reflected on the Consolidated Balance Sheet at the lower of the net asset carrying value or fair value less cost to sell.  The fair value of the assets was determined using the negotiated sale price as an indicator of fair value, which is considered a Level 2 input as it is observable in a non-active market.
As part of the Agreement, the Company and Vitro entered into a twelve-month Transition Services Agreement with two six-month renewal periods, a three-year Purchase and Supply Agreement, and an Intellectual Property Agreement.
The following table summarizes the operating results of the Company’s discontinued operations related to the purchase agreement above from the date of acquisition, April 21, 2016, through the year ended December 31, 2016, as presented in “Income from discontinued operations, net” on the Consolidated Statements of Income:

	Period from April 21 to December 31,
	2016
Revenue	$498,233
Cost of goods sold	(424,161)
Operating expenses	(22,330)
Impairment on net assets of discontinued operations	(26,677)	(1)
Operating income	25,065
Interest and other expenses, net	(9,136)	(2)
Income from discontinued operations before taxes	15,929
Provision for taxes	(8,252)
Equity in earnings of unconsolidated subsidiaries	175
Income from discontinued operations, net of tax	$7,852
(1) Upon recognition of the glass manufacturing business net assets as held for sale, an impairment test was performed on the net assets of the glass manufacturing business resulting in a pre-tax impairment loss of $26.7 million and a tax benefit of $6.9 million. The impairment represents a $21.1 million impairment on long-lived assets, with the remaining $5.6 million representing a valuation allowance on the current assets held for sale.
(2) The Company elected to allocate interest expense to discontinued operations based on the expected debt to be repaid. Under this approach, allocated interest from the date of acquisition through the year ended December 31, 2016 was $6.2 million. The remaining balance represents other expense.

The glass manufacturing business had $64.4 million of operating cash inflows, $28.6 million of investing cash outflows and $1.0 million of capital lease debt payments. The following table summarizes the significant non-cash operating activities, capital expenditures and investments in unconsolidated subsidiaries of the Company’s discontinued operations related to the glass manufacturing business:

Period from April 21 to December 31,
2016
Non-cash operating activities:
Depreciation and amortization	$7,752
Impairment on net assets of discontinued operations	26,677
Deferred income taxes	(4,516)
Capital expenditures	(24,156)
Investments in unconsolidated subsidiaries	(4,400)

The major classes of assets and liabilities related to the glass manufacturing business are as follows:

December 31, 2016
Cash and equivalents	$7,116
Receivables, net	77,442
Inventories	71,952
Prepaid expenses and other current assets	42,426
Property, plant and equipment, net	199,136
Other assets	64,166
Valuation allowance	(5,598)
Total assets from discontinued operations	$456,640

Accounts payable	$72,696
Other current liabilities	37,104
Long-term obligations	1,648
Other noncurrent liabilities (includes pension and post-retirement obligations)	33,656
Total liabilities from discontinued operations	145,104
Net assets from discontinued operations	$311,536

Pursuant to the Purchase and Supply Agreement, the glass manufacturing business will supply the aftermarket business of PGW with various OEM products annually for a three year period beginning on the date the transaction closes. For the period from April 21, 2016 through December 31, 2016, intercompany sales between the glass manufacturing business and the continuing aftermarket business of PGW which were eliminated in consolidation were $29.4 million.

Note 4. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of LKQ Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.
Use of Estimates
In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $38.3 million and $32.8 million at December 31, 2016 and 2015, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Consolidated Statements of Income and are shown as a current liability on our Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap metal, other metals and cores when title has transferred, which typically occurs upon delivery to the customer. Revenue also includes amounts billed to customers for shipping and handling. Distribution expenses in the accompanying Consolidated Statements of Income are the costs incurred to prepare and deliver products to customers.
Receivables and Allowance for Doubtful Accounts
In the normal course of business, we extend credit to customers after a review of each customer's credit history. We recorded a reserve for uncollectible accounts of approximately $45.6 million and $24.6 million at December 31, 2016 and 2015, respectively. The reserve is based upon the aging of the accounts receivable, our assessment of the collectability of specific customer accounts and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received. Our March 2016 acquisition of Rhiag and our April 2016 acquisition of PGW contributed $23.0 million and $1.4 million, respectively, to our reserve for uncollectible accounts. See Note 2, "Business Combinations" for further information on our acquisitions.
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
Inventories
We classify our inventory into the following categories: (i) aftermarket and refurbished products and (ii) salvage and remanufactured products.
An aftermarket product is a new vehicle product manufactured by a company other than the original equipment manufacturer. For all of our aftermarket products, excluding our aftermarket automotive glass products, cost is established based on the average price we pay for parts; for our aftermarket automotive glass products inventory, cost is established using the first-in first-out method. Inventory cost for all of our aftermarket products includes expenses incurred for freight in and overhead costs; for items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished products are parts that require cosmetic repairs, such as wheels, bumper covers and lights; LKQ will apply new parts, products or materials to these parts in order to produce the finished product. Refurbished inventory cost is based on the average price we pay for cores, which are recycled automotive parts that are not suitable for sale as a replacement part without further processing. The cost of our refurbished inventory also includes expenses incurred for freight in, labor and other overhead costs.
A salvage product is a recycled vehicle part suitable for sale as a replacement part. Cost is established based upon the price we pay for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling the vehicle. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices, the assessment of which incorporates the sales probability based on a part's number of days in stock and historical demand. The average cost to sales percentage is derived from each facility's historical profitability for salvage vehicles. Remanufactured products are used parts that have been inspected, rebuilt, or reconditioned to restore functionality and performance, such as remanufactured engines and transmissions. Remanufactured inventory cost is based upon the price paid for cores, and also includes expenses incurred for freight in, direct manufacturing costs and overhead expenses.
For all inventory, carrying value is recorded at the lower of cost or market and is reduced to reflect current anticipated demand. If actual demand is lower than our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Aftermarket and refurbished products	$1,540,257	$1,146,162
Salvage and remanufactured products	394,980	410,390
Total inventories	$1,935,237	$1,556,552

    Our acquisitions completed during 2016, including our March 2016 acquisition of Rhiag and our April 2016 acquisition of PGW, contributed $387.4 million to our aftermarket and refurbished products inventory and $5.7 million to our salvage and remanufactured products inventory. See Note 2, "Business Combinations" for further information on our acquisitions.
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
Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Machinery and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years
Furniture and fixtures	5-7 years
Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Land and improvements	$127,211	$118,420
Buildings and improvements	209,773	183,480
Machinery and equipment	429,446	355,313
Computer equipment and software	120,316	130,363
Vehicles and trailers	138,263	101,201
Furniture and fixtures	28,405	24,332
Leasehold improvements	152,356	140,732
	1,205,770	1,053,841
Less—Accumulated depreciation	(495,644)	(437,946)
Construction in progress	101,450	80,672
Total property and equipment, net	$811,576	$696,567

We record depreciation expense within Depreciation and Amortization on our Consolidated Statements of Income. Additionally, included in Cost of Goods Sold on the Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations as well as our distribution centers. Total depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $114.8 million, $94.4 million, and $90.9 million, respectively.

Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.
Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2016, 2015 and 2014. The results of all of these tests indicated that goodwill was not impaired. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We noted that the proximity of the PGW acquisition to the goodwill testing date resulted in a fair value estimate for the Glass aftermarket reporting unit that exceeded the carrying value by less than 10%. This aligns with our expectations as there has not been a significant change in the value of the business since the acquisition date while we continue to execute our integration plans.
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2014	$1,358,937	$578,507	$—	$1,937,444
Business acquisitions and adjustments to previously recorded goodwill	43,752	91,916	280,035	415,703
Exchange rate effects	(10,657)	(53,604)	9	(64,252)
Balance as of December 31, 2014	$1,392,032	$616,819	$280,044	$2,288,895
Business acquisitions and adjustments to previously recorded goodwill	72,355	21,217	(1,397)	92,175
Exchange rate effects	(18,537)	(43,554)	267	(61,824)
Balance as of December 31, 2015	$1,445,850	$594,482	$278,914	$2,319,246
Business acquisitions and adjustments to previously recorded goodwill	226,483	614,437	1,889	842,809
Exchange rate effects	1,818	(108,943)	(161)	(107,286)
Balance as of December 31, 2016	$1,674,151	$1,099,976	$280,642	$3,054,769

During the year ended December 31, 2016, we recorded $585.4 million of goodwill related to our acquisition of Rhiag and $205.1 million related to our acquisition of PGW. See Note 2, "Business Combinations" for further information on our acquisitions.
The components of other intangibles are as follows (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$286,008	$(51,104)	$234,904	$172,219	$(43,458)	$128,761
Customer and supplier relationships	395,284	(92,079)	303,205	95,508	(41,007)	54,501
Software and other technology related assets	77,329	(35,648)	41,681	44,500	(17,844)	26,656
Covenants not to compete	11,726	(7,285)	4,441	10,774	(5,575)	5,199
	$770,347	$(186,116)	$584,231	$323,001	$(107,884)	$215,117

The components of other intangibles acquired during the years ended December 31, 2016 and 2015 include the following (in thousands):

	Year Ended				Year Ended
	December 31, 2016				December 31, 2015
	Rhiag	PGW	Other Acquisitions	Total	All Acquisitions (1)
Trade names and trademarks	$127,351	$5,500	$1,015	$133,866	$3,555
Customer and supplier relationships	291,893	29,700	—	321,593	4,601
Software and other technology related assets	10,116	1,154	1,420	12,690	1,213
Covenants not to compete	—	1,600	102	1,702	557
	$429,360	$37,954	$2,537	$469,851	$9,926
(1) Includes adjustments to certain preliminary intangible asset valuations from our 2014 acquisitions.
Our estimated useful lives for our finite lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	4-20 years
Software and other technology related assets	Straight-line	3-6 years
Covenants not to compete	Straight-line	1-5 years
Amortization expense for intangibles was $83.5 million, $33.8 million and $34.5 million during the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2021 is $90.7 million, $75.5 million, $62.2 million, $49.0 million and $41.5 million, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Other than the impairment recorded upon recognition of the PGW glass manufacturing business net assets as held for sale as discussed in Note 3, "Discontinued Operations," there were no material adjustments to the carrying value of long-lived assets during the years ended December 31, 2016, 2015 or 2014.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. Our warranty reserve is recorded within Other accrued expenses and Other Noncurrent Liabilities on our Consolidated Balance Sheets based on the expected timing of the related payments. The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2015	$14,881
Warranty expense	33,727
Warranty claims	(31,245)
Balance as of December 31, 2015	$17,363
Warranty expense	32,096
Warranty claims	(29,825)
Balance as of December 31, 2016	$19,634

Self-Insurance Reserves
We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation, and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analysis of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $84.5 million and $78.4 million, of which $39.5 million and $37.8 million was classified as current as of December 31, 2016 and 2015, respectively. The remaining balances of self-insurance reserves are classified as Other Noncurrent Liabilities, which reflects management's estimates of when claims will be paid. We had outstanding letters of credit of $70.5 million and $64.9 million at December 31, 2016 and 2015, respectively, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.
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
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $183.5 million as of December 31, 2016. On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen") from AxMeko AB, an affiliate of Axel Johnson AB, for an aggregate purchase price of $181.3 million. Headquartered in Stockholm, Sweden, Mekonomen is the leading independent car parts and service chain in the Nordic region of Europe, offering a wide range of products including spare parts and accessories for cars, and workshop services for consumers and businesses. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. We are reporting our equity in the net earnings of Mekonomen on a one quarter lag, and therefore we recorded no equity in earnings for this investment in 2016.
In February 2016, we sold our investment in ACM Parts Pty Ltd. Our remaining investments in unconsolidated subsidiaries and equity in earnings of the investees as of and for the year ended December 31, 2016 were immaterial.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09. ASU 2014-09 will be effective for the Company during the first quarter of our fiscal year 2018. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We will continue to evaluate the potential effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures; however, we do not plan to early adopt. Entities adopting the standard have the option of using either a full retrospective or modified retrospective approach in the application of this guidance. We are still determining which method of transition we will follow. We are currently in the process of completing customer contract reviews, determining necessary adjustments to existing accounting policies, evaluating new disclosure requirements and identifying and implementing changes to business processes as deemed necessary to support recognition and disclosure under the new guidance. Based on our preliminary assessment, we do not expect a significant impact for the majority of our revenue transactions as they generally consist of single performance obligations to transfer promised goods or services; however, we do expect the new guidance will change the way we present sales returns in our consolidated financial statements. We are still in the process of determining the magnitude of impact for this change.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between current GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. While we are still in the process of quantifying the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures, we anticipate the adoption will materially affect our consolidated balance sheet and disclosures, as the majority of our operating leases will be recorded on the balance sheet under ASU 2016-02. While we do not anticipate the adoption of this accounting standard to have a material impact to our consolidated statements of income at this time, this conclusion may change as we finalize our assessment. In order to assist in our timely implementation of the new standard, we have purchased new software to track our leases. We have engaged a third party to assist with the implementation of the new software with an expectation to complete the implementation by the end of 2017.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" (“ASU 2016-09”), to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, the treatment of forfeitures, and calculation of earnings per share. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. During the third quarter of 2016, the Company elected to early adopt ASU 2016-09 effective January 1, 2016. With the adoption of ASU 2016-09, excess tax benefits are recognized as a component of the income tax provision, whereas these amounts were previously recognized in equity. See Note 13, "Income Taxes" for the impact on our tax provision for the year ended December 31, 2016 as a result of adopting this accounting standard. Within the Consolidated Statements of Cash Flows, excess tax benefits are now presented as an operating activity, rather than a financing activity. The presentation of excess tax benefits on share-based payments was adjusted retrospectively within the Consolidated Statements of Cash Flows, resulting in a $14.4 million and a $17.8 million increase in operating cash flows for the years ended December 31, 2015 and 2014, respectively, with a corresponding decrease to financing cash flows.
In March 2016, the FASB issued Accounting Standards Update No. 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" ("ASU 2016-05"), which clarifies that a change in a hedging derivative's counterparty would not in and of itself be considered a termination of a derivative instrument or a change in the critical terms of a hedging relationship. The ASU also clarifies that an entity should continue to assess the creditworthiness of the derivative counterparty, as a difference in creditworthiness could cause the hedging relationship to be less than highly effective which would trigger dedesignation of the hedging relationship. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2016; early adoption and prospective application is permitted. We will consider this guidance going-forward if a novation occurs related to any of our derivative contracts described in Note 10, "Derivative Instruments and Hedging Activities."
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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying value of a reporting unit exceeds the fair value, an impairment loss will be recognized for the amount of that excess, limited to the goodwill allocated to that reporting unit. This ASU is effective for fiscal years and any interim impairment tests for periods beginning after December 15, 2019; early adoption is permitted for entities with annual and interim impairment tests occurring after January 1, 2017. The guidance requires adoption on a prospective basis. At this time, we do not expect adoption of this standard to have a significant impact on our financial position, results of operations, or cash flows.

Note 5. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $22.0 million, $6.4 million, and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Of our 2016 expenses, $10.9 million related to our acquisition of Rhiag, $4.1 million related to our acquisition of PGW, and $7.0 million related to other completed and potential acquisitions.
Acquisition related expenses for 2015 included $2.5 million related to our Rhiag acquisition, $1.6 million related to our acquisitions of eleven aftermarket parts distribution businesses in the Netherlands, $0.8 million related to our acquisition of Coast, and $1.5 million related to other completed acquisitions and acquisitions that were pending as of December 31, 2015.
Our 2014 expenses included $1.9 million related to our acquisitions of seven aftermarket parts distribution businesses in the Netherlands; the remainder of our 2014 expenses related to our acquisition of a supplier of replacement parts, supplies and accessories for recreational vehicles in our Specialty segment as well as other completed acquisitions and acquisitions that were pending as of December 31, 2014.
Acquisition Integration Plans
During the year ended December 31, 2016, we incurred $15.8 million of restructuring expenses. Of this amount, $10.4 million was related to ongoing integration activities in our Specialty segment, which was formed in 2014 and subsequently expanded through acquisitions, including our 2015 Coast acquisition. Expenses incurred were primarily related to facility closure and relocation costs for duplicate facilities, the merger of existing facilities into larger distribution centers, and the termination of employees. We also incurred $3.1 million and $2.3 million of restructuring expenses, including primarily facility rationalization activities, related to our North America and Europe acquisitions, respectively.
During the year ended December 31, 2015, we incurred $13.1 million of restructuring expenses. Expenses incurred were primarily a result of the integration of our Coast acquisition and our October 2014 acquisition of a supplier of parts for recreational vehicles into our Specialty business and the integration of our acquisition of Parts Channel into our existing North American wholesale business. These integration activities included the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, and moving expenses.

During the year ended December 31, 2014, we incurred $5.8 million of restructuring expenses as a result of the integration of our acquisition of Keystone Specialty. Also during 2014, we incurred $1.9 million, $1.0 million, and $0.8 million of other restructuring costs related to our Europe, North America, and Specialty acquisitions, respectively. These costs are a result of activities to integrate our acquisitions into our existing business, including the closure of duplicate facilities, termination of employees in connection with the consolidation of overlapping facilities with our existing business, moving expenses, and other third party services directly related to our acquisitions.
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations in 2017. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be less than $5.0 million; this amount excludes any potential future restructuring expense related to the integration of our acquisitions of Rhiag and PGW with our existing business.
European Restructuring Plan
In the third quarter of 2014, we initiated restructuring activities to eliminate overlapping positions within certain of our European operations. As a result of these restructuring activities, we incurred $1.6 million of expenses during the year ended December 31, 2014, primarily for severance costs to terminated employees.

Note 6. Stock-Based Compensation
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by our stockholders for issuance under the Equity Incentive Plan is 69.9 million shares, subject to antidilution and other adjustment provisions. We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by our stockholders for issuance under the Equity Incentive Plan, 11.7 million shares remained available for issuance as of December 31, 2016. We expect to issue new shares of common stock to cover past and future equity grants.
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
The Compensation Committee approved the grant of 261,851; 215,076; and 175,800 RSUs to our executive officers that include both a performance-based vesting condition and a time-based vesting condition in 2016, 2015, and 2014, respectively. The performance-based vesting conditions for the 2016, 2015, and 2014 grants to our executive officers have been satisfied.
The fair value of RSUs that vested during the years ended December 31, 2016, 2015 and 2014 was $29.2 million, $28.2 million and $27.7 million, respectively.
In January 2017, our Board of Directors granted 678,450 RSUs to employees (including executive officers).

The following table summarizes activity related to our RSUs under the Equity Incentive Plan:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2016	1,981,292	$24.19
Granted	976,318	$29.05
Vested	(996,607)	$22.30
Forfeited / Canceled	(87,266)	$27.15
Unvested as of December 31, 2016	1,873,737	$27.58
Expected to vest after December 31, 2016	1,723,579	$27.45	2.4	$52,828
(1) The aggregate intrinsic value of unvested and expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No stock options were granted during 2016.
The total grant-date fair value of options that vested during the years ended December 31, 2015 and 2014 was $1.2 million and $3.3 million, respectively; no options vested during the year ended December 31, 2016.
The following table summarizes activity related to our stock options under the Equity Incentive Plan:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2016	3,765,952	$8.63
Exercised	(1,124,317)	$7.08		$27,844
Forfeited / Canceled	(18,418)	$24.14
Balance as of December 31, 2016	2,623,217	$9.19	2.3	$56,427
Exercisable as of December 31, 2016	2,543,299	$8.46	2.3	$56,427
Exercisable as of December 31, 2016 and expected to vest thereafter	2,623,217	$9.19	2.3	$56,427
(1) The aggregate intrinsic value of outstanding, exercisable and expected to vest options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of the last day of the period indicated. This amount changes based on the market price of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014 was $32.4 million and $38.4 million, respectively.
Stock-Based Compensation Expense
For the RSUs that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. During the years ended December 31, 2016, 2015, and 2014, we recognized $7.3 million, $8.2 million, and $8.2 million, respectively, of stock based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.

In 2015 and 2014, compensation expense was adjusted to reflect estimated forfeitures. When estimating forfeitures, we considered voluntary and involuntary termination behavior as well as analysis of historical forfeitures. With the adoption of ASU 2016-09 beginning in 2016, we no longer estimate forfeitures; rather, forfeitures are recorded as they occur.
The components of pre-tax stock-based compensation expense for our continuing operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
RSUs	$22,183	$21,058	$18,965
Stock options and other	162	278	3,056
Total stock-based compensation expense	$22,345	$21,336	$22,021
The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income for our continuing operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of goods sold	$407	$358	$410
Facility and warehouse expenses	3,980	2,271	2,195
Selling, general and administrative expenses	17,958	18,707	19,416
	22,345	21,336	22,021
Income tax benefit	(8,268)	(8,221)	(8,478)
Total stock-based compensation expense, net of tax	$14,077	$13,115	$13,543
Income from discontinued operations included $0.1 million of pre-tax stock-based compensation expense. We have not capitalized any stock-based compensation costs during the years ended December 31, 2016, 2015 or 2014.
As of December 31, 2016, unrecognized compensation expense related to unvested RSUs is expected to be recognized as follows (in thousands):

RSUs
2017	$15,356
2018	10,379
2019	6,261
2020	3,260
2021	353
Total unrecognized compensation expense	$35,609
Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized.

Note 7. Earnings Per Share
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

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations	$456,123	$423,223	$381,519
Denominator for basic earnings per share—Weighted-average shares outstanding	306,897	304,722	302,343
Effect of dilutive securities:
RSUs	689	667	791
Stock options	2,198	2,107	2,905
Restricted stock	—	—	6
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	309,784	307,496	306,045
Basic earnings per share from continuing operations	$1.49	$1.39	$1.26
Diluted earnings per share from continuing operations	$1.47	$1.38	$1.25
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Antidilutive securities:
RSUs	57	230	289
Stock options	63	96	116

Note 8. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized (Loss)Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$24,906	$(5,596)	$701	$20,011
Pretax loss	(51,979)	(1,586)	(13,506)	(67,071)
Income tax effect	—	382	3,179	3,561
Reclassification of unrealized loss (gain)	—	5,200	(166)	5,034
Reclassification of deferred income taxes	—	(1,801)	41	(1,760)
Balance at December 31, 2014	$(27,073)	$(3,401)	$(9,751)	$(40,225)
Pretax (loss) income	(69,817)	(1,664)	2,245	(69,236)
Income tax effect	—	538	(561)	(23)
Reclassification of unrealized loss	—	5,366	559	5,925
Reclassification of deferred income taxes	—	(1,771)	(140)	(1,911)
Balance at December 31, 2015	$(96,890)	$(932)	$(7,648)	$(105,470)
Pretax (loss) income	(175,639)	12,382	7,175	(156,082)
Income tax effect	—	(4,581)	(2,636)	(7,217)
Reclassification of unrealized loss (gain)	—	1,789	496	2,285
Reclassification of deferred income taxes	—	(567)	(124)	(691)
Balance at December 31, 2016	$(272,529)	$8,091	$(2,737)	$(267,175)
Net unrealized losses on our interest rate swaps totaling $3.5 million, $5.4 million, and $6.2 million were reclassified to interest expense in our Consolidated Statements of Income during each of the years ended December 31, 2016, 2015, and 2014. We also reclassified a gain of $1.7 million related to our cross currency swaps and a gain of $1.0 million related to other foreign currency forward contracts to Interest and other income, net in our Consolidated Statements of Income for the years ended December 31, 2016 and 2014, respectively. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated other comprehensive income (loss) to income tax expense.

Note 9. Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	December 31,
	2016	2015
Senior secured credit agreement:
Term loans payable	$732,684	$410,625
Revolving credit facilities	1,358,220	480,481
Senior notes	600,000	600,000
Euro notes	525,850	—
Receivables securitization facility	100,000	63,000
Notes payable through October 2025 at weighted average interest rates of 2.1% and 2.2%, respectively	11,808	16,104
Other long-term debt at weighted average interest rates of 2.4% and 2.4%, respectively	37,125	29,485
Total debt	3,365,687	1,599,695
Less: long-term debt issuance costs	(21,611)	(13,533)
Less: current debt issuance costs	(2,305)	(1,460)
Total debt, net of debt issuance costs	3,341,771	1,584,702
Less: current maturities, net of debt issuance costs	(66,109)	(56,034)
Long term debt, net of debt issuance costs	$3,275,662	$1,528,668

The scheduled maturities of long-term obligations outstanding at December 31, 2016 are as follows (in thousands):

2017	$68,414
2018	42,553
2019	140,594
2020	39,002
2021	1,942,680
Thereafter	1,132,444
Total debt (1)	$3,365,687
(1) The total debt amounts presented above exclude debt issuance costs totaling $23.9 million as of December 31, 2016.
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
On December 14, 2016, LKQ Corporation entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement under which the €230 million term loan was prepaid in full using proceeds from borrowings on the multicurrency revolving credit facility. Simultaneously, LKQ Corporation borrowed incremental U.S. dollar ("USD") term loans under the Credit Agreement, which were used to repay outstanding borrowings on the USD revolving credit facility. LKQ Corporation borrowed additional USD amounts on the revolving credit facility and entered into a cross currency swap transaction to exchange the borrowed USD for euro and sent these amounts to LKQ Netherlands B.V. as an intercompany loan, which LKQ Netherlands B.V. used to repay the multicurrency revolving credit facility borrowings. These transactions had the effect of replacing the euro term loan with a USD term loan. Refer to Note 10, "Derivative Instruments and Hedging Activities" for additional information related to our cross currency swaps.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at December 31, 2016 and 2015 were 2.0% and 1.8%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $37.2 million and $22.5 million were classified as current maturities at December 31, 2016 and 2015, respectively. As of December 31, 2016, there were letters of credit outstanding in the aggregate amount of $72.7 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at December 31, 2016 was $1.0 billion.
Related to the execution of the Credit Agreement in January 2016, we incurred $6.1 million of fees, of which $5.0 million were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement. The remaining $1.1 million of fees, together with $1.8 million of capitalized debt issuance costs related to our Third Amended and Restated Credit Agreement, were expensed during the year ended December 31, 2016 as a loss on debt extinguishment.
Related to the execution of the Third Amended and Restated Credit Agreement in March 2014, we incurred $3.7 million of fees, of which $3.4 million was capitalized as an offset to Long-Term Obligations and amortized over the term of the agreement. The remaining $0.3 million of fees were expensed during the year ended December 2014 as a loss on debt extinguishment.
Senior Notes
In April 2014, LKQ Corporation completed an offer to exchange $600 million aggregate principal amount of 4.75% Senior Notes due 2023 (the " U.S. Notes") for notes previously issued through a private placement. The U.S. Notes are governed by the Indenture dated as of May 9, 2013 among LKQ Corporation, certain of our subsidiaries (the "Guarantors") and U.S. Bank National Association, as trustee. The U.S. Notes are substantially identical to those previously issued through the private placement, except the U.S. Notes are registered under the Securities Act of 1933.
The U.S. Notes bear interest at a rate of 4.75% per year from the most recent payment date on which interest has been paid or provided for. Interest on the U.S. Notes is payable in arrears on May 15 and November 15 of each year. The first interest payment was made on November 15, 2013. The U.S. Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
The U.S. Notes and the guarantees are, respectively, LKQ Corporation and each Guarantor's senior unsecured obligations and are subordinated to all of the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Notes are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the U.S. Notes to the extent of the assets of those subsidiaries.
Repayment of Rhiag Acquired Debt and Debt Related Liabilities
On March 24, 2016, LKQ Netherlands B.V., a wholly-owned subsidiary of ours, borrowed €508 million under our multi-currency revolving credit facility to repay the Rhiag acquired debt and debt related liabilities. The borrowed funds were passed through an intercompany note to Rhiag and then were used to pay (i) $519.6 million (€465.0 million) for the principal of Rhiag senior note debt assumed with the acquisition, (ii) accrued interest of $8.0 million (€7.1 million) on the notes, (iii) the call premium of $23.8 million (€21.2 million) associated with early redemption of the notes and (iv) $4.9 million (€4.4 million) to terminate Rhiag’s outstanding interest rate swap related to the floating portion of the notes. The call premium is recorded as a loss on debt extinguishment in the Consolidated Statements of Income.
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
Related to the execution of the Euro Notes in April 2016, we incurred $10.3 million of fees which were capitalized as an offset to Long-Term Obligations and are being amortized over the term of the offering.
Restricted Payments
Our senior secured credit agreement and our senior notes indentures contain limitations on payment of cash dividends or other distributions of assets. Based on limitations in effect under our senior secured credit agreement and senior notes indentures, the maximum amount of dividends we could pay as of December 31, 2016 was approximately $1.0 billion. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
Receivables Securitization Facility
On November 29, 2016, we amended the terms of the receivables securitization facility with The Bank of Tokyo-Mitsubishi UFJ, LTD. ("BTMU") to: (i) extend the term of the facility to November 8, 2019; (ii) increase the maximum amount available to $100 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to BTMU for the benefit of conduit investors and/or financial institutions for cash proceeds. Upon payment of the receivables by customers, rather than remitting to BTMU the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of December 31, 2016 and 2015, $140.3 million and $136.1 million, respectively, of net receivables were collateral for the investment under the receivables facility.

Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of December 31, 2016, the interest rate under the receivables facility was based on commercial paper rates and was 1.8%. The outstanding balance of $100.0 million as of December 31, 2016 was classified as long-term on the Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

Note 10. Derivative Instruments and Hedging Activities
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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense.
As of December 31, 2016, we held interest rate swap contracts representing $590 million of U.S. dollar-denominated debt. These interest rate swaps were executed during 2016 and have maturity dates ranging from January to June 2021. During 2016, existing swaps relating to a total of $170 million of U.S dollar-denominated debt, £50 million of GBP-denominated debt, and C$25 million of CAD-denominated debt expired.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of fluctuating exchange rates on these future cash flows, as well as minimizing the impact of fluctuating exchange rates on our results of operations through the respective dates of settlement. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income (expense) when the underlying transaction has an impact on earnings. During 2014, foreign currency forward contracts with notional amounts of £70 million and €150 million were settled through payments to the counterparties totaling $20.0 million. At that time, we also settled the underlying intercompany debt transactions.
In 2016, we entered into three cross currency swap agreements for a total notional amount of $422.4 million (€400 million) with maturity dates in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. The effective portion of the changes in the fair value of the derivative instruments is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense and other income (expense) when the underlying transactions have an impact on earnings.

The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of December 31, 2016 and 2015 (in thousands):

	Notional Amount				Fair Value at December 31, 2016 (USD)		Fair Value at December 31, 2015 (USD)
	December 31, 2016		December 31, 2015		Other Assets	Other Noncurrent Liabilities	Other Accrued Expenses
Interest rate swap agreements
USD denominated		$590,000		$170,000	$16,421	$—	$858
GBP denominated		£—		£50,000	—	—	465
CAD denominated	C$	—	C$	25,000	—	—	24
Cross currency swap agreements
USD/euro		$422,408		$—	1,486	3,128	—
Total cash flow hedges					$17,907	$3,128	$1,347
While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Consolidated Balance Sheets at December 31, 2016 or 2015.
The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during 2016, 2015 and 2014. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of December 31, 2016, we estimate that $1.4 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into our Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at December 31, 2016 and 2015, along with the effect on our results of operations in 2016, 2015 and 2014, were immaterial.

Note 11. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the year ended December 31, 2016, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2016 and 2015 (in thousands):

	Balance as of December 31, 2016	Fair Value Measurements as of December 31, 2016
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$36,131	$—	$36,131	$—
Interest rate swaps	17,907	—	17,907	—
Total Assets	$54,038	$—	$54,038	$—
Liabilities:
Contingent consideration liabilities	$3,162	$—	$—	$3,162
Deferred compensation liabilities	36,865	—	36,865	—
Foreign currency forward contracts	3,128	—	3,128	—
Total Liabilities	$43,155	$—	$39,993	$3,162

	Balance as of December 31, 2015	Fair Value Measurements as of December 31, 2015
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$29,782	$—	$29,782	$—
Total Assets	$29,782	$—	$29,782	$—
Liabilities:
Contingent consideration liabilities	$4,584	$—	$—	$4,584
Deferred compensation liabilities	30,336	—	30,336	—
Interest rate swaps	1,347	—	1,347	—
Total Liabilities	$36,267	$—	$31,683	$4,584
The cash surrender value of life insurance is included in Other Assets on our Consolidated Balance Sheets. The current portion of deferred compensation is included in Accrued payroll-related liabilities and the current portion of contingent consideration liabilities is included in Other current liabilities on our Consolidated Balance Sheets; the noncurrent portion of these amounts is included in Other Noncurrent Liabilities on our Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and foreign currency forward contracts is presented in Note 10, "Derivative Instruments and Hedging Activities."
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Consolidated Balance Sheets at cost. Based on market conditions as of December 31, 2016 and 2015, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $2.1 billion and $891.1 million, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $100.0 million and $63.0 million at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the fair value of the U.S. Notes was approximately $599 million and $567 million, respectively, compared to a carrying value of $600 million. As of December 31, 2016, the fair value of the Euro Notes was approximately $561 million million compared to a carrying value of $526 million.

The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2016 to assume these obligations. The fair value of our Notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair value of our Euro Notes is determined based upon observable market inputs including quoted market prices in a market that is not active, and therefore is classified as Level 2 within the fair value hierarchy.

Note 12. Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at December 31, 2016 are as follows (in thousands):

Years ending December 31:
2017	$200,450
2018	168,926
2019	136,462
2020	110,063
2021	82,494
Thereafter	486,199
Future Minimum Lease Payments	$1,184,594
Rental expense for operating leases was approximately $211.5 million, $168.4 million and $148.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.
We guarantee the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2016, our portion of the guaranteed residual value would have totaled approximately $59.0 million. We have not recorded a liability for the guaranteed residual value of equipment under operating leases as the recovery on disposition of the equipment under the leases is expected to approximate the guaranteed residual value.
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

Note 13. Income Taxes
The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$159,547	$138,432	$144,924
State	27,120	25,952	24,052
Foreign	45,545	32,931	29,046
	$232,212	$197,315	$198,022
Deferred:
Federal	$1,169	$22,233	$9,321
State	2,131	1,212	(179)
Foreign	(14,946)	(1,057)	(2,900)
	$(11,646)	$22,388	$6,242
Provision for income taxes	$220,566	$219,703	$204,264
Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$513,844	$478,819	$460,637
Foreign	163,437	170,211	127,251
	$677,281	$649,030	$587,888
The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of state credits and federal tax impact	2.7%	2.9%	2.8%
Impact of international operations	(3.2)%	(4.1)%	(3.6)%
Notional interest deductions	(2.5)%	—%	—%
Excess tax benefits from stock-based compensation (1)	(1.6)%	—%	—%
Non-deductible expenses	1.3%	0.8%	0.5%
Other, net	0.9%	(0.7)%	—%
Effective tax rate	32.6%	33.9%	34.7%

(1) Represents an $11.4 million discrete item in 2016 for excess tax benefits from stock-based payments related to the early adoption of ASU 2016-09. See Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $530 million at December 31, 2016. Those earnings are considered to be indefinitely reinvested, and accordingly no provision for U.S. income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce materially any U.S. liability.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred Tax Assets:
Accrued expenses and reserves	$62,059	$46,837
Qualified and nonqualified retirement plans	36,626	14,130
Inventory	35,565	27,184
Accounts receivable	19,046	13,971
Interest deduction carryforwards	9,806	—
Stock-based compensation	9,687	11,096
Net operating loss carryforwards	7,858	8,946
Other	7,699	8,212
	188,346	130,376
Less: valuation allowance	(11,252)	(3,880)
Total deferred tax assets	$177,094	$126,496
Deferred Tax Liabilities:
Goodwill and other intangible assets	$222,476	$141,442
Property and equipment	72,231	67,065
Trade name	59,002	36,532
Other	19,439	5,342
Total deferred tax liabilities	$373,148	$250,381
Net deferred tax liability	$(196,054)	$(123,885)
Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2016	2015
Noncurrent deferred tax assets	$3,603	$3,354
Noncurrent deferred tax liabilities	199,657	127,239
Our noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in Other Assets and Deferred Income Taxes, respectively, on our Consolidated Balance Sheets.
We had net operating loss carryforwards for federal and certain of our state tax jurisdictions, the tax benefits of which total approximately $7.9 million and $8.9 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, we had foreign, state, and local tax credit carryforwards, the tax benefits of which total approximately $1.8 million and $3.2 million, respectively. At December 31, 2016 we had interest deduction carryforwards in Italy of $9.8 million. As of December 31, 2016 and 2015, valuation allowances of $11.3 million and $3.9 million, respectively, were recorded for a portion of the deferred tax assets related to net operating loss, tax credit carryforwards and interest deduction carryforwards. The $7.4 million net increase in valuation allowances was primarily due to a $6.8 million valuation allowance provided on certain interest deduction carryforwards suspended due to Italy's thin capitalization constraints, and a $1.0 million increase attributable to acquired foreign net operating loss carryforwards. These increases were partially offset by a $0.4 million decrease attributable to our judgment regarding the realization of other losses and tax credits.
The net operating loss carryforwards expire over the period from 2017 through 2037. Foreign tax credit carryforwards expire over the period from 2017 through 2026, while the state and local tax credits primarily have no expiration. The interest deduction carryforwards do not expire. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Balance at January 1	$2,273	$2,630	$1,445
Additions for acquired tax positions	—	80	2,322
Additions based on tax positions related to the current year	5	302	302
Reductions for tax positions of prior years	—	(743)	—
Lapse of statutes of limitations	(132)	(119)	(134)
Settlements with taxing authorities	—	—	(1,182)
Currency exchange rate fluctuations	—	123	(123)
Balance at December 31	$2,146	$2,273	$2,630

Included in the balance of unrecognized tax benefits above as of December 31, 2016, 2015 and 2014 are $1.4 million, $1.5 million and $1.9 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2016, 2015 and 2014 also includes $0.8 million, $0.8 million, and $0.7 million respectively, of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Attributable to the unrecognized tax benefits noted above, the Company had accumulated interest and penalties of $0.8 million at both December 31, 2016 and 2015. During each of the years ended December 31, 2016, 2015, and 2014, $0.1 million of interest and penalties were recorded through the income tax provision, prior to any reversals for lapses in the statutes of limitations.
During the twelve months beginning January 1, 2017, it is reasonably possible that we will reduce unrecognized tax benefits by up to approximately $0.5 million, all of which would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.
In the U.S., the Internal Revenue Service has completed an examination of the U.S. Federal consolidated tax returns through 2013. Tax years from 2011 and onward are subject to income tax examinations by various U.S. state and local jurisdictions. In the U.K., with limited exception, tax years through 2010 are no longer subject to inquiry. Certain Canadian operations are under examination for the years 2010 to 2012. In Italy, certain issues from 2007 through 2012 are subject to litigation with the Italian tax authorities. In addition, certain Italian operations are under examination for the 2011 tax year. In the Netherlands, tax years through 2014 have been assessed. Adjustments from such examinations, if any, are not expected to have a material effect on our consolidated financial statements.

Note 14. Segment and Geographic Information
We have five operating segments: Wholesale – North America; Europe; Specialty; Glass and Self Service. Our Wholesale – North America, Glass, and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our reportable segments are organized based on a combination of geographic areas served and type of product lines offered. The reportable segments are managed separately as each business serves different customers (i.e. geographic in the case of North America and Europe and product type in the case of Specialty) and is affected by different economic conditions. Therefore, we present three reportable segments: North America, Europe and Specialty.
We are combining the continuing aftermarket products business of the Glass operating segment into our Wholesale – North America operating segment, which we expect to complete in 2017.

The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Year Ended December 31, 2016
Revenue:
Third Party	$4,470,900	$2,920,470	$1,192,661	$—	$8,584,031
Intersegment	739	—	4,048	(4,787)	—
Total segment revenue	$4,471,639	$2,920,470	$1,196,709	$(4,787)	$8,584,031
Segment EBITDA	$596,333	$283,608	$125,039	$—	$1,004,980
Depreciation and amortization (1)	81,395	94,979	21,960	—	198,334
Year Ended December 31, 2015
Revenue:
Third Party	$4,145,998	$1,995,385	$1,051,250	$—	$7,192,633
Intersegment	835	70	3,334	(4,239)	—
Total segment revenue	$4,146,833	$1,995,455	$1,054,584	$(4,239)	$7,192,633
Segment EBITDA	$547,405	$200,563	$106,561	$—	$854,529
Depreciation and amortization (1)	70,369	36,446	21,377	—	128,192
Year Ended December 31, 2014
Revenue:
Third Party	$4,088,701	$1,846,155	$805,208	$—	$6,740,064
Intersegment	589	—	1,807	(2,396)	—
Total segment revenue	$4,089,290	$1,846,155	$807,015	$(2,396)	$6,740,064
Segment EBITDA	$543,943	$167,155	$79,453	$—	$790,551
Depreciation and amortization (1)	70,434	34,391	20,612	—	125,437
(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings (loss) of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding discontinued operations, depreciation, amortization, interest (which includes loss on debt extinguishment) and income tax expense.

The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$463,975	$423,223	$381,519
Subtract:
Income from discontinued operations, net of tax	7,852	—	—
Income from continuing operations	456,123	423,223	381,519
Add:
Depreciation and amortization	191,433	122,120	120,719
Depreciation and amortization - cost of goods sold	6,901	6,072	4,718
Interest expense, net	87,682	57,342	63,947
Loss on debt extinguishment	26,650	—	324
Provision for income taxes	220,566	219,703	204,264
EBITDA	989,355	828,460	775,491
Subtract:
Equity in earnings (loss) of unconsolidated subsidiaries	(592)	(6,104)	(2,105)
Gains on foreign exchange contracts- acquisition related (1)	18,342	—	—
Gain on bargain purchase (2)	8,207	—	—
Add:
Restructuring and acquisition related expenses(3)	37,762	19,511	14,806
Inventory step-up adjustment - acquisition related (4)	3,614	—	—
Change in fair value of contingent consideration liabilities	206	454	(1,851)
Segment EBITDA	$1,004,980	$854,529	$790,551

(1) Reflects gains on foreign currency forwards used to fix the euro purchase price of Rhiag. See Note 2, "Business Combinations," for further information.
(2) Reflects the gain on bargain purchase related to our acquisition of Andrew Page. See Note 2, "Business Combinations," for further information.
(3) See Note 5, "Restructuring and Acquisition Related Expenses," for further information.
(4) Reflects the impact on Cost of Goods Sold of the step-up acquisition adjustment to record PGW aftermarket glass inventory at its fair value.

The following table presents capital expenditures by reportable segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
Capital Expenditures
North America	$91,618	$72,048	$86,172
Europe	77,689	79,072	44,896
Specialty	13,611	19,370	9,882
Discontinued operations	24,156	—	—
Total capital expenditures	$207,074	$170,490	$140,950

The following table presents assets by reportable segment (in thousands):

	December 31,
	2016	2015	2014
Receivables, net
North America (1)	$352,930	$314,743	$322,713
Europe (1)	443,281	215,710	227,987
Specialty	64,338	59,707	50,722
Total receivables, net	860,549	590,160	601,422
Inventories
North America (1)	917,311	847,787	826,429
Europe (1)	718,729	427,323	402,488
Specialty	299,197	281,442	204,930
Total inventories	1,935,237	1,556,552	1,433,847
Property and Equipment, net
North America (1)	506,274	467,961	456,288
Europe (1)	247,910	175,455	128,309
Specialty	57,392	53,151	45,390
Total property and equipment, net	811,576	696,567	629,987
Equity Method Investments
North America	336	628	536
Europe (2)	183,131	2,127	7,592
Total equity method investments	183,467	2,755	8,128
Other unallocated assets	4,512,370	2,801,803	2,802,355
Total assets	$8,303,199	$5,647,837	$5,475,739
(1) The increase in assets for our North America and Europe segments primarily relates to the PGW aftermarket and Rhiag acquisitions, respectively. See Note 2, "Business Combinations" for further details.
(2) The increase in Europe relates primarily to our investment in Mekonomen as described in Note 4, "Summary of Significant Accounting Policies."
We report net receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid expenses and other current and noncurrent assets, goodwill, intangibles, assets from discontinued operations and income taxes.
The majority of our operations are conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, France, Sweden, and Norway. As part of the Rhiag acquisition, we expanded our operations into Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, and Spain. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue
United States	$5,226,918	$4,831,875	$4,499,743
United Kingdom	1,390,775	1,382,432	1,321,786
Other countries	1,966,338	978,326	918,535
Total revenue	$8,584,031	$7,192,633	$6,740,064

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	December 31,
	2016	2015	2014
Long-lived Assets
United States	$531,425	$493,300	$469,450
United Kingdom	159,689	138,546	92,813
Other countries	120,462	64,721	67,724
Total long-lived assets	$811,576	$696,567	$629,987

The following table sets forth our revenue by product category (in thousands):

	Year Ended December 31,
	2016	2015	2014
Aftermarket, other new and refurbished products	$6,441,160	$5,116,373	$4,613,454
Recycled, remanufactured and related products and services	1,703,485	1,597,578	1,473,305
Other	439,386	478,682	653,305
Total revenue	$8,584,031	$7,192,633	$6,740,064

Our North American reportable segment generates revenue from all of our product categories, while our European and Specialty segments generate revenue primarily from the sale of aftermarket products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations.

Note 15.	Selected Quarterly Data (unaudited)
The following table presents unaudited selected quarterly financial data for the two years ended December 31, 2016. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
(In thousands, except per share data)	Dec. 31	Sep. 30	Jun. 30	Mar. 31
2016
Revenue	$2,150,406	$2,207,343	$2,304,806	$1,921,476
Gross margin	830,006	855,444	905,816	760,437
Operating income	161,880	183,401	232,445	185,672
Income from continuing operations	96,298	109,844	137,810	112,171
(Loss) income from discontinued operations	(9,967)	12,844	4,975	—
Net income (1)	86,331	122,688	142,785	112,171
Basic earnings per share from continuing operations (1),(2)	$0.31	$0.36	$0.45	$0.37
Diluted earnings per share from continuing operations (1),(2)	$0.31	$0.35	$0.45	$0.36

	Quarter Ended
(In thousands, except per share data)	Dec. 31	Sep. 30	Jun. 30	Mar. 31
2015
Revenue	$1,748,919	$1,831,732	$1,838,070	$1,773,912
Gross margin	697,327	712,779	723,944	699,479
Operating income	151,671	166,745	200,285	185,926
Net income	95,060	101,346	119,722	107,095
Basic earnings per share from continuing operations (2)	$0.31	$0.33	$0.39	$0.35
Diluted earnings per share from continuing operations (2)	$0.31	$0.33	$0.39	$0.35

(1)
During the third quarter of 2016, the Company elected to early adopt ASU 2016-09 effective January 1, 2016. The quarterly amounts above reflect the impact of adoption. See Note 4, "Summary of Significant Accounting Policies" for further information.

(2)
The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

The 2016 amounts presented above include the results of operations of Rhiag, from its acquisition effective March 18, 2016, and PGW, from its acquisition effective April 21, 2016.

Note 16.	Condensed Consolidating Financial Information

LKQ Corporation (the "Parent") issued, and certain of its 100% owned subsidiaries (the "Guarantors") have fully and unconditionally guaranteed, jointly and severally, the U.S. Notes due on May 15, 2023. A Guarantor's guarantee will be unconditionally and automatically released and discharged upon the occurrence of any of the following events: (i) a transfer (including as a result of consolidation or merger) by the Guarantor to any person that is not a Guarantor of all or substantially all assets and properties of such Guarantor, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the U.S. Notes; (ii) a transfer (including as a result of consolidation or merger) to any person that is not a Guarantor of the equity interests of a Guarantor or issuance by a Guarantor of its equity interests such that the Guarantor ceases to be a subsidiary, as defined in the Indenture, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the U.S. Notes; (iii) the release of the Guarantor from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the U.S. Notes; and (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, as defined in the Indenture.

Presented below are the condensed consolidating financial statements of the Parent, the Guarantors, the non-guarantor subsidiaries (the "Non-Guarantors"), and the elimination entries necessary to present our financial statements on a consolidated basis as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934 resulting from the guarantees of the U.S. Notes. Investments in consolidated subsidiaries have been presented under the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the consolidated financial statements, and may not necessarily be indicative of the financial position, results of operations or cash flows had the the Parent, the Guarantors and the Non-Guarantors operated as independent entities.

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$5,467,430	$3,301,503	$(184,902)	$8,584,031
Cost of goods sold	—	3,313,503	2,103,727	(184,902)	5,232,328
Gross margin	—	2,153,927	1,197,776	—	3,351,703
Facility and warehouse expenses	—	475,487	213,431	—	688,918
Distribution expenses	—	453,192	230,620	—	683,812
Selling, general and administrative expenses	34,163	521,909	430,308	—	986,380
Restructuring and acquisition related expenses	—	21,162	16,600	—	37,762
Depreciation and amortization	132	94,165	97,136	—	191,433
Operating (loss) income	(34,295)	588,012	209,681	—	763,398
Other expense (income):
Interest expense	59,415	547	28,301	—	88,263
Intercompany interest (income) expense, net	(27,470)	17,124	10,346	—	—
Loss on debt extinguishment	2,894	—	23,756	—	26,650
Gain on foreign exchange contracts - acquisition related	(18,342)	—	—	—	(18,342)
Gain on bargain purchase	—	—	(8,207)	—	(8,207)
Interest and other expense (income), net	470	(3,773)	1,056	—	(2,247)
Total other expense, net	16,967	13,898	55,252	—	86,117
(Loss) income from continuing operations before (benefit) provision for income taxes	(51,262)	574,114	154,429	—	677,281
(Benefit) provision for income taxes	(20,498)	213,794	27,270	—	220,566
Equity in earnings (loss) of unconsolidated subsidiaries	(795)	—	203	—	(592)
Equity in earnings of subsidiaries	487,682	22,314	—	(509,996)	—
Income from continuing operations	456,123	382,634	127,362	(509,996)	456,123
Income from discontinued operations, net of tax	7,852	7,852	3,285	(11,137)	7,852
Net income	$463,975	$390,486	$130,647	$(521,133)	$463,975

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,965,355	$2,357,655	$(130,377)	$7,192,633
Cost of goods sold	—	3,010,820	1,478,661	(130,377)	4,359,104
Gross margin	—	1,954,535	878,994	—	2,833,529
Facility and warehouse expenses	—	408,828	147,213	—	556,041
Distribution expenses	—	408,112	194,785	—	602,897
Selling, general and administrative expenses	32,946	490,530	304,857	—	828,333
Restructuring and acquisition related expenses	—	13,962	5,549	—	19,511
Depreciation and amortization	154	82,058	39,908	—	122,120
Operating (loss) income	(33,100)	551,045	186,682	—	704,627
Other expense (income):
Interest expense	47,626	669	9,565	—	57,860
Intercompany interest (income) expense, net	(41,904)	28,944	12,960	—	—
Interest and other expense (income), net	99	(7,414)	5,052	—	(2,263)
Total other expense, net	5,821	22,199	27,577	—	55,597
(Loss) income from continuing operations before (benefit) provision for income taxes	(38,921)	528,846	159,105	—	649,030
(Benefit) provision for income taxes	(16,054)	205,176	30,581	—	219,703
Equity in earnings (loss) of unconsolidated subsidiaries	(1,000)	59	(5,163)	—	(6,104)
Equity in earnings of subsidiaries	447,090	24,632	—	(471,722)	—
Net income	$423,223	$348,361	$123,361	$(471,722)	$423,223

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,649,391	$2,221,831	$(131,158)	$6,740,064
Cost of goods sold	—	2,813,427	1,405,882	(131,158)	4,088,151
Gross margin	—	1,835,964	815,949	—	2,651,913
Facility and warehouse expenses	—	382,937	143,354	—	526,291
Distribution expenses	—	389,430	187,911	—	577,341
Selling, general and administrative expenses	25,770	460,516	276,602	—	762,888
Restructuring and acquisition related expenses	—	8,628	6,178	—	14,806
Depreciation and amortization	218	81,253	39,248	—	120,719
Operating (loss) income	(25,988)	513,200	162,656	—	649,868
Other expense (income):
Interest expense	50,636	635	13,271	—	64,542
Intercompany interest (income) expense, net	(48,556)	23,865	24,691	—	—
Loss on debt extinguishment	324	—	—	—	324
Interest and other expense (income), net	230	(8,359)	5,243	—	(2,886)
Total other expense, net	2,634	16,141	43,205	—	61,980
(Loss) income from continuing operations before (benefit) provision for income taxes	(28,622)	497,059	119,451	—	587,888
(Benefit) provision for income taxes	(10,536)	190,456	24,344	—	204,264
Equity in earnings (loss) of unconsolidated subsidiaries	—	40	(2,145)	—	(2,105)
Equity in earnings of subsidiaries	399,605	28,846	—	(428,451)	—
Net income	$381,519	$335,489	$92,962	$(428,451)	$381,519

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$463,975	$390,486	$130,647	$(521,133)	$463,975
Other comprehensive (loss) income:
Foreign currency translation	(175,639)	(48,914)	(177,911)	226,825	(175,639)
Net change in unrecognized gains/losses on derivative instruments, net of tax	9,023	133	389	(522)	9,023
Net change in unrealized gains/losses on pension plans, net of tax	4,911	3,962	1,061	(5,023)	4,911
Total other comprehensive loss	(161,705)	(44,819)	(176,461)	221,280	(161,705)
Total comprehensive income	$302,270	$345,667	$(45,814)	$(299,853)	$302,270

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$423,223	$348,361	$123,361	$(471,722)	$423,223
Other comprehensive (loss) income:
Foreign currency translation	(69,817)	(20,359)	(65,878)	86,237	(69,817)
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,469	—	294	(294)	2,469
Net change in unrealized gains/losses on pension plans, net of tax	2,103	—	2,103	(2,103)	2,103
Total other comprehensive loss	(65,245)	(20,359)	(63,481)	83,840	(65,245)
Total comprehensive income	$357,978	$328,002	$59,880	$(387,882)	$357,978

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$381,519	$335,489	$92,962	$(428,451)	$381,519
Other comprehensive (loss) income:
Foreign currency translation	(51,979)	(17,710)	(49,559)	67,269	(51,979)
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,195	—	(444)	444	2,195
Net change in unrealized gain on pension plans, net of tax	(10,452)	—	(10,452)	10,452	(10,452)
Total other comprehensive loss	(60,236)	(17,710)	(60,455)	78,165	(60,236)
Total comprehensive income	$321,283	$317,779	$32,507	$(350,286)	$321,283

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$33,030	$35,360	$159,010	$—	$227,400
Receivables, net	—	248,188	612,361	—	860,549
Intercompany receivables, net	2,805	11,237	8,837	(22,879)	—
Inventories	—	1,149,763	785,474	—	1,935,237
Prepaid expenses and other current assets	1,640	43,165	42,963	—	87,768
Assets of discontinued operations	—	357,788	98,852	—	456,640
Total Current Assets	37,475	1,845,501	1,707,497	(22,879)	3,567,594
Property and Equipment, net	239	527,705	283,632	—	811,576
Intangible Assets:
Goodwill	—	1,851,274	1,203,495	—	3,054,769
Other intangibles, net	—	153,689	430,542	—	584,231
Investment in Subsidiaries	5,067,297	242,032	—	(5,309,329)	—
Intercompany Notes Receivable	1,510,534	800,283	—	(2,310,817)	—
Equity Method Investments	—	336	183,131	—	183,467
Other Assets	59,726	25,177	22,347	(5,688)	101,562
Total Assets	$6,675,271	$5,445,997	$3,830,644	$(7,648,713)	$8,303,199
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,309	$244,074	$388,390	$—	$633,773
Intercompany payables, net	11,237	8,837	2,805	(22,879)	—
Accrued expenses:
Accrued payroll-related liabilities	6,404	58,187	54,164	—	118,755
Self-insurance reserves	—	39,059	489	—	39,548
Other accrued expenses	5,502	55,228	108,823	—	169,553
Other current liabilities	4,283	18,456	15,204	—	37,943
Current portion of long-term obligations	37,710	1,097	27,302	—	66,109
Liabilities of discontinued operations	—	110,890	34,214	—	145,104
Total Current Liabilities	66,445	535,828	631,391	(22,879)	1,210,785
Long-Term Obligations, Excluding Current Portion	2,371,578	8,356	895,728	—	3,275,662
Intercompany Notes Payable	750,000	1,074,218	486,599	(2,310,817)	—
Deferred Income Taxes	—	95,765	109,580	(5,688)	199,657
Other Noncurrent Liabilities	44,299	90,722	39,125	—	174,146
Stockholders’ Equity	3,442,949	3,641,108	1,668,221	(5,309,329)	3,442,949
Total Liabilities and Stockholders' Equity	$6,675,271	$5,445,997	$3,830,644	$(7,648,713)	$8,303,199

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$17,616	$13,432	$56,349	$—	$87,397
Receivables, net	—	214,502	375,658	—	590,160
Intercompany receivables, net	3	—	13,544	(13,547)	—
Inventories	—	1,060,834	495,718	—	1,556,552
Prepaid expenses and other current assets	15,254	44,810	46,539	—	106,603
Total Current Assets	32,873	1,333,578	987,808	(13,547)	2,340,712
Property and Equipment, net	339	494,658	201,570	—	696,567
Intangible Assets:
Goodwill	—	1,640,745	678,501	—	2,319,246
Other intangibles, net	—	141,537	73,580	—	215,117
Investment in Subsidiaries	3,456,837	285,284	—	(3,742,121)	—
Intercompany Notes Receivable	630,717	61,764	—	(692,481)	—
Equity Method Investments	—	628	2,127	—	2,755
Other Assets	35,649	27,556	16,091	(5,856)	73,440
Total Assets	$4,156,415	$3,985,750	$1,959,677	$(4,454,005)	$5,647,837
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$681	$229,519	$185,388	$—	$415,588
Intercompany payables, net	—	13,544	3	(13,547)	—
Accrued expenses:
Accrued payroll-related liabilities	4,395	48,698	33,434	—	86,527
Self-insurance reserves	—	37,499	260	—	37,759
Other accrued expenses	5,399	43,387	75,680	—	124,466
Other current liabilities	284	15,953	15,359	—	31,596
Current portion of long-term obligations	21,041	1,425	33,568	—	56,034
Total Current Liabilities	31,800	390,025	343,692	(13,547)	751,970
Long-Term Obligations, Excluding Current Portion	976,353	7,487	544,828	—	1,528,668
Intercompany Notes Payable	—	615,488	76,993	(692,481)	—
Deferred Income Taxes	—	113,905	19,190	(5,856)	127,239
Other Noncurrent Liabilities	33,580	70,109	21,589	—	125,278
Stockholders’ Equity	3,114,682	2,788,736	953,385	(3,742,121)	3,114,682
Total Liabilities and Stockholders’ Equity	$4,156,415	$3,985,750	$1,959,677	$(4,454,005)	$5,647,837

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$308,299	$539,318	$99,894	$(312,497)	$635,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(36)	(120,761)	(86,277)	—	(207,074)
Investment and intercompany note activity with subsidiaries	(1,720,732)	—	—	1,720,732	—
Acquisitions, net of cash acquired	—	(685,278)	(664,061)	—	(1,349,339)
Proceeds from foreign exchange contracts	18,342	—	—	—	18,342
Other investing activities, net	3	(2,447)	(169,413)	—	(171,857)
Net cash used in investing activities	(1,702,423)	(808,486)	(919,751)	1,720,732	(1,709,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,963	—	—	—	7,963
Taxes paid related to net share settlements of stock-based compensation awards	(4,438)	—	—	—	(4,438)
Debt issuance costs	(7,104)	—	(9,450)	—	(16,554)
Proceeds from issuance of Euro notes	—	—	563,450	—	563,450
Borrowings under revolving credit facilities	1,744,408	—	892,188	—	2,636,596
Repayments under revolving credit facilities	(654,000)	—	(1,094,664)	—	(1,748,664)
Borrowings under term loans	332,954	—	249,161	—	582,115
Repayments under term loans	(10,898)	—	(244,894)	—	(255,792)
Borrowings under receivables securitization facility	—	—	106,400	—	106,400
Repayments under receivables securitization facility	—	—	(69,400)	—	(69,400)
Repayments of other debt, net	653	(2,935)	(28,874)	—	(31,156)
Repayment of Rhiag debt and related payments	—	—	(543,347)	—	(543,347)
Payments of other obligations	—	(1,436)		—	(1,436)
Investment and intercompany note activity with parent	—	608,270	1,112,462	(1,720,732)	—
Dividends	—	(312,497)	—	312,497	—
Net cash provided by financing activities	1,409,538	291,402	933,032	(1,408,235)	1,225,737
Effect of exchange rate changes on cash and equivalents	—	(157)	(3,547)	—	(3,704)
Net increase in cash and equivalents	15,414	22,077	109,628	—	147,119
Cash and equivalents, beginning of period	17,616	13,432	56,349	—	87,397
Cash and equivalents of continuing and discontinued operations, end of period	33,030	35,509	165,977	—	234,516
Less: Cash and equivalents of discontinued operations, end of period	—	(149)	(6,967)	—	(7,116)
Cash and equivalents, end of period	$33,030	$35,360	$159,010	$—	$227,400

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$262,812	$393,422	$136,361	$(248,313)	$544,282
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1)	(85,868)	(84,621)	—	(170,490)
Investment and intercompany note activity with subsidiaries	(66,712)	—	—	66,712	—
Acquisitions, net of cash acquired	—	(118,963)	(41,554)	—	(160,517)
Other investing activities, net	—	5,446	(4,432)	—	1,014
Net cash used in investing activities	(66,713)	(199,385)	(130,607)	66,712	(329,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,168	—	—	—	8,168
Taxes paid related to net share settlements of stock-based compensation awards	(7,581)	—	—	—	(7,581)
Debt issuance costs	—	—	(97)	—	(97)
Borrowings under revolving credit facilities	212,000	—	101,142	—	313,142
Repayments under revolving credit facilities	(352,000)	—	(93,282)	—	(445,282)
Repayments under term loans	(22,500)	—	—	—	(22,500)
Borrowings under receivables securitization facility	—	—	3,858	—	3,858
Repayments under receivables securitization facility	—	—	(35,758)	—	(35,758)
Repayments (borrowings) of other debt, net	(31,500)	(3,457)	5,261	—	(29,696)
Payments of other obligations	—	(21,896)	(895)	—	(22,791)
Investment and intercompany note activity with parent	—	60,910	5,802	(66,712)	—
Dividends	—	(248,313)	—	248,313	—
Net cash used in financing activities	(193,413)	(212,756)	(13,969)	181,601	(238,537)
Effect of exchange rate changes on cash and equivalents	—	48	(3,008)	—	(2,960)
Net increase (decrease) in cash and equivalents	2,686	(18,671)	(11,223)	—	(27,208)
Cash and equivalents, beginning of period	14,930	32,103	67,572	—	114,605
Cash and equivalents, end of period	$17,616	$13,432	$56,349	$—	$87,397

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$289,035	$427,249	$(53,348)	$(274,225)	$388,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44)	(85,182)	(55,724)	—	(140,950)
Investment and intercompany note activity with subsidiaries	(477,007)	(608)	—	477,615	—
Acquisitions, net of cash acquired	—	(635,171)	(140,750)	—	(775,921)
Other investing activities, net	—	768	(4,891)	—	(4,123)
Net cash used in investing activities	(477,051)	(720,193)	(201,365)	477,615	(920,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,324	—	—	—	9,324
Taxes paid related to net share settlements of stock-based compensation awards	(443)	—	—	—	(443)
Debt issuance costs	(3,675)	—	(75)	—	(3,750)
Borrowings under revolving credit facilities	867,000	—	720,644	—	1,587,644
Repayments under revolving credit facilities	(727,000)	—	(371,518)	—	(1,098,518)
Borrowings under term loans	11,250	—	—	—	11,250
Repayments under term loans	(16,875)	—	—	—	(16,875)
Borrowings under receivables securitization facility	—	—	95,050	—	95,050
Repayments under receivables securitization facility	—	—	(150)	—	(150)
Repayments of other debt, net	(1,921)	(2,310)	(35,820)	—	(40,051)
Payments of other obligations	—	(464)	(41,528)	—	(41,992)
Other financing activities, net	(12,640)	12,340	—	—	(300)
Investment and intercompany note activity with parent	—	576,384	(98,769)	(477,615)	—
Dividends	—	(274,225)	—	274,225	—
Net cash provided by financing activities	125,020	311,725	267,834	(203,390)	501,189
Effect of exchange rate changes on cash and equivalents	—	(371)	(4,418)	—	(4,789)
Net (decrease) increase in cash and equivalents	(62,996)	18,410	8,703	—	(35,883)
Cash and equivalents, beginning of period	77,926	13,693	58,869	—	150,488
Cash and equivalents, end of period	$14,930	$32,103	$67,572	$—	$114,605

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 27, 2017
Management of LKQ Corporation and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
We have excluded from our assessment the internal control over financial reporting at Rhiag, PGW and Andrew Page, all of which were acquired during 2016, and whose financial statements constitute 28% and 29% of net and total assets, respectively, 13% of revenue, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2016.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on this assessment, management determined that, as of December 31, 2016, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Report of Management on Internal Control over Financial Reporting dated February 27, 2017, management excluded from its assessment the internal control over financial reporting at Rhiag-Inter Auto Parts Italia S.p.A. (“Rhiag”), Pittsburgh Glass Works LLC (“PGW”) and Andrew Page Limited (“Andrew Page”), which were acquired on March 18, 2016, April 21, 2016, and October 4, 2016, respectively, and whose financial statements collectively constitute 28% and 29% of net and total assets, respectively, 13% of revenue, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Rhiag, PGW, or Andrew Page. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting dated February 27, 2017. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting."

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2017

ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2017 (the "Proxy Statement") is incorporated herein by reference.
Executive Officers
Our executive officers, their ages at December 31, 2016, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Robert L. Wagman	52	President, Chief Executive Officer and Director
John S. Quinn	58	Chief Executive Officer and Managing Director, LKQ Europe
Dominick Zarcone	58	Executive Vice President and Chief Financial Officer
Victor M. Casini	54	Senior Vice President, General Counsel and Corporate Secretary
Walter P. Hanley	50	Senior Vice President - Development
Justin L. Jude	40	Senior Vice President of Operations - Wholesale Parts Division
Ashley T. Brooks	53	Senior Vice President and Chief Information Officer
Matthew J. McKay	39	Senior Vice President - Human Resources
Michael S. Clark	42	Vice President - Finance and Controller
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
John S. Quinn became our Chief Executive Officer and Managing Director, LKQ Europe in February 2015. Prior to that he was our Executive Vice President and Chief Financial Officer from November 2009. Prior to joining our Company, he was the Senior Vice President, Chief Financial Officer and Treasurer of Casella Waste Systems, Inc., a company in the solid waste management services industry, from January 2009. From January 2001 to January 2009 he held various positions of increasing responsibility with Allied Waste Industries, Inc., a company also in the solid waste management services industry, including Senior Vice President of Finance from January 2005 to January 2009, Controller and Chief Accounting Officer from November 2006 to September 2007 and Vice President Financial Analysis and Planning from January 2003 to January 2005. From August 1987 to January 2001, he held various positions with Waste Management Inc.'s foreign subsidiaries, and Waste Management International, plc. in Canada and the United Kingdom. Prior to working for Waste Management, he worked for Ford Glass Ltd., a subsidiary of Ford Motor Company. In January 2017, he was elected to the Board of Directors of Mekonomen Group, an automotive spare parts chain in the Nordic region, of which we are 26.5% owner.
Dominick Zarcone became our Executive Vice President and Chief Financial Officer in March 2015. Prior to joining our company, he was the Managing Director and the Chief Financial Officer of Baird Financial Group, a capital markets and wealth management company, and certain of its affiliates from April 2011 to March 2015. He also served from April 2011 to March 2015 as Treasurer of Baird Funds, Inc., a family of fixed income and equity mutual funds managed by Robert W. Baird & Co. Incorporated, a registered broker/dealer. From February 1995 to April 2011, Mr. Zarcone was a Managing Director of the Investment Banking department of Robert W. Baird & Co. Incorporated. From February 1986 to February 1995, he was with the investment banking company Kidder, Peabody & Co., Incorporated, most recently as Senior Vice President of Investment Banking. Mr. Zarcone is a member of the Board of Directors of Generac Power Systems, Inc., a designer and manufacturer of power generation equipment and engine-powered products.
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
Justin L. Jude became our Senior Vice President of Operations—Wholesale Parts Division in July 2015. Mr. Jude has been with us since February 2004 in various roles, including from March 2008 to February 2011 as Vice President - Supply Chain, from February 2011 to May 2014 as Vice President - Information Systems (North America), and from June 2014 to July 2015 as President of Keystone Automotive Operations, Inc., our specialty automotive business. Mr. Jude has been in the Company’s industry for over 18 years.
Ashley T. Brooks joined us as Senior Vice President—Chief Information Officer in May 2016. Prior to joining us, he held various Information Technology positions from 1999 to 2016 with Arrow Electronics, Inc., a global provider of products, services and solutions to industrial and commercial users of electronic components and enterprise computing solutions. Mr. Brooks' most recent position with Arrow Electronics was Chief Information Officer, Global Components from April 2012 to May 2016.
Matthew J. McKay became our Senior Vice President of Human Resources in June 2016. Prior thereto, he served as our Associate General Counsel from December 2007 to May 2016, focusing on employment-related matters. Prior to joining us, Mr. McKay served as a law clerk for Judge William Bauer at the United States Court of Appeals for the Seventh Circuit.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under the caption "Other Information—Principal Stockholders" in the Proxy Statement is incorporated herein by reference.
The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2016:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Stock options	2,623,217	$9.19
Restricted stock units	1,873,737	$—
Total equity compensation plans approved by stockholders	4,496,954		11,655,739
Equity compensation plans not approved by stockholders	—	$—	—
Total	4,496,954		11,655,739
See Note 6, "Stock-Based Compensation," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the equity incentive plans listed above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the captions "Other Information—Certain Transactions," "Election of our Board of Directors" and "Corporate Governance - Director Independence" in the Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the captions "Appointment of Our Independent Registered Public Accounting Firm—Audit Fees and Non-Audit Fees" and "Appointment of Our Independent Registered Public Accounting Firm—Policy on Audit Committee Approval of Audit and Non-Audit Services" in the Proxy Statement is incorporated herein by reference.

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
Schedule II—Valuation and Qualifying Accounts and Reserves
(in thousands)

Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Acquisitions and Other	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2016	$24,583	$13,280	$(21,829)	$29,574	$45,608
Year ended December 31, 2015	19,426	13,654	(9,486)	989	24,583
Year ended December 31, 2014	14,360	9,814	(9,184)	4,436	19,426

ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES:
Year ended December 31, 2016	32,774	$1,088,426	$(1,090,555)	$7,700	$38,345
Year ended December 31, 2015	31,288	1,049,987	(1,051,439)	2,938	32,774
Year ended December 31, 2014	26,636	955,615	(961,658)	10,695	31,288

(a)(3) Exhibits
The exhibits to this Annual Report on Form 10-K are listed in Item 15(b) of this Annual Report on Form 10-K. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.2	Amendment to LKQ Corporation 401(k) Plus Plan.
10.3	Trust for LKQ Corporation 401(k) Plus Plan.
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2011.
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.6	Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan.
10.7	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.8	Form of LKQ Corporation Restricted Stock Unit Agreement.
10.9	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement.
10.10	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended.
10.11	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.12	LKQ Corporation Management Incentive Plan.
10.13	Form of LKQ Corporation Executive Officer Management Incentive Plan Award Memorandum.
10.14	Amended and Restated LKQ Corporation Long Term Incentive Plan.
10.15	Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum.
10.16	Consulting Agreement, as amended and restated, dated as of May 21, 2009 between LKQ Corporation and Joseph M. Holsten.
10.17	Amendment Agreement dated as of January 31, 2011 to the Consulting Agreement between LKQ Corporation and Joseph M. Holsten dated as of May 21, 2009.
10.25	Change of Control Agreement between LKQ Corporation and Robert L. Wagman dated as of July 24, 2014.
10.26	Change of Control Agreement between LKQ Corporation and John S. Quinn dated as of July 24, 2014.
10.27	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014.
10.28	Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014.
10.29	Change of Control Agreement between LKQ Corporation and Steven Greenspan dated as of July 24, 2014.
10.30	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014.
10.31	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015.
10.32	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015.
10.33	Change of Control Agreement between LKQ Corporation and Ash T. Brooks dated as of May 2, 2016.
10.34	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016.
10.35	LKQ Severance Policy for Key Executives.
10.41	Service Agreement between Euro Car Parts Limited and Sukhpal Singh Ahluwalia dated as of November 7, 2014.
10.42	Deed of Variation dated November 17, 2015 amending the Service Agreement dated November 7, 2014 between Euro Car Parts Limited and Sukhpal Singh Ahluwalia.
10.43	Services Agreement dated as of February 26, 2015 between LKQ Corporation and Robert L. Wagman.
10.44	Offer Letter to John S. Quinn dated February 12, 2015, as amended.
10.45	Services Agreement dated as of February 26, 2015 between LKQ Corporation and John S. Quinn.
10.46	Offer Letter to Dominick P. Zarcone dated February 12, 2015.
(b) Exhibits

3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Amended and Restated Bylaws of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed with the SEC on March 10, 2016).

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

4.3
Amendment No. 1 dated as of December 14, 2016 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent.

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

4.6
Indenture dated as of April 14, 2016 among LKQ Italia Bondco S.p.A., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the Trustee, and the Paying Agent, Transfer Agent and Registrar (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on April 18, 2016).

4.7
Supplemental Indenture dated as of June 13, 2016 among Auto Kelly a.s., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).

4.8
Supplemental Indenture dated as of June 13, 2016 among ELIT CZ, spol. s r.o., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).

4.9
Supplemental Indenture dated as of June 13, 2016 among Rhiag-Inter Auto Parts Italia S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).

4.10
Supplemental Indenture dated as of June 13, 2016 among Bertolotti S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.5 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).

4.11	Supplemental Indenture dated as of September 9, 2016 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee.
4.12
Supplemental Indenture dated as of September 9, 2016 among LKQ Corporation, LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).

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

10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
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
10.9
Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on December 22, 2016).

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
10.13
Form of LKQ Corporation Executive Officer Management Incentive Plan Award Memorandum (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 10, 2016).

10.14	Amended and Restated LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on November 7, 2014).
10.15
Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on March 10, 2016).

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

10.23
ISDA 2002 Master Agreement between HSBC Bank USA, National Association and LKQ Corporation, and related Schedule (incorporated herein by reference to Exhibit 10.23 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).

10.24
ISDA 2002 Master Agreement between Banco Bilbao Vizcaya Argentaria, S.A., LKQ Corporation, Euro Car Parts Limited and Keystone Automotive Industries ON. Inc., and related Schedule (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).

10.25
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

10.32
Change of Control Agreement between LKQ Corporation and Justin Jude dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.32 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).

10.33
Change of Control Agreement between LKQ Corporation and Ash T. Brooks dated as of May 2, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).

10.34	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016.
10.35	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.36
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

10.39
Performance Undertaking, dated as of September 28, 2012 by LKQ Corporation in favor of LKQ Receivables Finance Company, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).

10.40
Amendment No. 2 to Receivables Purchase Agreement dated as of November 28, 2016 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, the Conduits, the Purchasers, the Managing Agents and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent.

10.41
Service Agreement between Euro Car Parts Limited and Sukhpal Singh Ahluwalia dated as of November 7, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on November 13, 2014).

10.42
Deed of Variation dated November 17, 2015 amending the Service Agreement dated November 7, 2014 between Euro Car Parts Limited and Sukhpal Singh Ahluwalia (incorporated by reference herein to Exhibit 10.40 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).

10.43
Services Agreement dated as of February 26, 2015 between LKQ Corporation and Robert L. Wagman (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).

10.44	Offer Letter to John S. Quinn dated February 12, 2015, as amended (incorporated by reference herein to Exhibit 10.41 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).
10.45
Services Agreement dated as of February 26, 2015 between LKQ Corporation and John S. Quinn (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).

10.46	Offer Letter to Dominick Zarcone dated February 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).
10.47
Sale and Purchase Agreement dated as of December 22, 2015 among the Company, LKQ Italia S.r.l., a company incorporated in Italy and an indirect wholly-owned subsidiary of the Company, and the owners of Rhino HoldCo Limited, a company incorporated in England and Wales.

10.48
Agreement and Plan of Merger dated as of February 26, 2016 among LKQ Corporation, Pirate Merger Sub LLC, an indirect wholly-owned subsidiary of LKQ Corporation, KPGW Holding Company, LLC (“KPGW”), Kohlberg TE Investors VI, L.P. and the equityholders of KPGW (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on April 29, 2016).

10.49	Share Sale and Purchase Agreement dated as of November 27, 2016 between LKQ Corporation and AxMeko AB, an affiliate of Axel Johnson AB.
10.50
Stock and Asset Purchase Agreement dated as of December 18, 2016 among Vitro Automotive Glass LLC and VIMexico, S.A. de C.V., as Buyers, LKQ PGW Holdings, LLC, Pittsburgh Glass Works, LLC, KPGW European Holdco, LLC, and Pittsburgh Glass Works, ULC, as Sellers, PGW Holdings, LLC, as the Company, LKQ Corporation, Vitro S.A.B. de C.V. and Vitro Assets Corp.

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

ITEM 16.     FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2017.

LKQ CORPORATION

By:	/s/ ROBERT L. WAGMAN
Robert L. Wagman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2017.

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