Form 10-Q
period 2017-03-31
LKQ CORP
filed 2017-05-01
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 000-50404
____________________________
LKQ CORPORATION
(Exact name of registrant as specified in its charter)
____________________________

DELAWARE	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 WEST MADISON STREET, SUITE 2800, CHICAGO, IL	60661
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 621-1950
____________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At April 21, 2017, the registrant had issued and outstanding an aggregate of 308,285,252 shares of Common Stock.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements
LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$2,342,843	$1,921,476
Cost of goods sold	1,412,750	1,161,039
Gross margin	930,093	760,437
Facility and warehouse expenses	189,780	157,605
Distribution expenses	185,810	152,343
Selling, general and administrative expenses	267,227	218,318
Restructuring and acquisition related expenses	2,928	14,811
Depreciation and amortization	48,656	31,688
Operating income	235,692	185,672
Other expense (income):
Interest expense, net	23,988	14,592
Loss on debt extinguishment	—	26,650
Gains on foreign exchange contracts - acquisition related	—	(18,342)
Other income, net	(1,046)	(2,889)
Total other expense, net	22,942	20,011
Income from continuing operations before provision for income taxes	212,750	165,661
Provision for income taxes	72,155	53,128
Equity in earnings (loss) of unconsolidated subsidiaries	214	(362)
Income from continuing operations	140,809	112,171
Loss from discontinued operations, net of tax	(4,531)	—
Net income	$136,278	$112,171
Basic earnings per share:
Income from continuing operations	$0.46	$0.37
Loss from discontinued operations	(0.01)	—
Net income (1)	$0.44	$0.37
Diluted earnings per share:
Income from continuing operations	$0.45	$0.36
Loss from discontinued operations	(0.01)	—
Net income (1)	$0.44	$0.36
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$136,278	$112,171
Other comprehensive income (loss):
Foreign currency translation	21,579	140
Net change in unrecognized gains/losses on derivative instruments, net of tax	3,163	432
Net change in unrealized gains/losses on pension plans, net of tax	(3,041)	147
Net change in other comprehensive loss from unconsolidated subsidiaries	(162)	—
Total other comprehensive income	21,539	719
Total comprehensive income	$157,817	$112,890

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$264,614	$227,400
Receivables, net	973,670	860,549
Inventories	1,978,465	1,935,237
Prepaid expenses and other current assets	101,377	87,768
Assets of discontinued operations	—	456,640
Total current assets	3,318,126	3,567,594
Property and equipment, net	809,208	811,576
Intangible assets:
Goodwill	3,120,844	3,054,769
Other intangibles, net	576,451	584,231
Equity method investments	185,262	183,467
Other assets	112,355	101,562
Total assets	$8,122,246	$8,303,199
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$651,117	$633,773
Accrued expenses:
Accrued payroll-related liabilities	89,977	118,755
Other accrued expenses	243,018	209,101
Other current liabilities	83,601	37,943
Current portion of long-term obligations	91,988	66,109
Liabilities of discontinued operations	—	145,104
Total current liabilities	1,159,701	1,210,785
Long-term obligations, excluding current portion	2,933,277	3,275,662
Deferred income taxes	221,504	199,657
Other noncurrent liabilities	200,893	174,146
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 308,283,752 and 307,544,759 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3,083	3,075
Additional paid-in capital	1,122,787	1,116,690
Retained earnings	2,726,637	2,590,359
Accumulated other comprehensive loss	(245,636)	(267,175)
Total stockholders’ equity	3,606,871	3,442,949
Total liabilities and stockholders’ equity	$8,122,246	$8,303,199

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,278	$112,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,604	33,166
Stock-based compensation expense	7,285	5,916
Loss on debt extinguishment	—	26,650
Loss on sale of business	8,580	—
Gains on foreign exchange contracts - acquisition related	—	(18,342)
Other	1,343	1,156
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(108,893)	(78,373)
Inventories	(745)	18,973
Prepaid income taxes/income taxes payable	61,064	41,152
Accounts payable	24,449	20,514
Other operating assets and liabilities	(7,672)	(28,139)
Net cash provided by operating activities	172,293	134,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44,398)	(50,393)
Acquisitions, net of cash acquired	(77,056)	(603,735)
Proceeds from disposals of business/investment	301,297	10,304
Proceeds from foreign exchange contracts	—	18,342
Other investing activities, net	1,314	458
Net cash provided by (used in) investing activities	181,157	(625,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,464	3,202
Taxes paid related to net share settlements of stock-based compensation awards	(3,644)	(2,281)
Debt issuance costs	—	(5,907)
Borrowings under revolving credit facilities	45,239	1,143,217
Repayments under revolving credit facilities	(389,313)	(345,609)
Borrowings under term loans	—	338,478
Repayments under term loans	(9,295)	—
Borrowings under receivables securitization facility	—	97,000
Repayments under receivables securitization facility	(150)	(63,000)
Borrowings of other debt, net	23,313	12,850
Payments of Rhiag debt and related payments	—	(543,347)
Payments of other obligations	—	(1,437)
Other financing activities, net	5,000	—
Net cash (used in) provided by financing activities	(326,386)	633,166
Effect of exchange rate changes on cash and cash equivalents	3,034	(1,163)
Net increase in cash and cash equivalents	30,098	141,823
Cash and cash equivalents of continuing operations, beginning of period	227,400	87,397
Add: Cash and cash equivalents of discontinued operations, beginning of period	7,116	—
Cash and cash equivalents of continuing and discontinued operations, beginning of period	234,516	87,397
Cash and cash equivalents, end of period	$264,614	$229,220
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$13,746	$7,715
Interest	10,965	19,320
Supplemental disclosure of noncash investing and financing activities:
Contingent consideration liabilities	$10,969	$—
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions	—	551,077
Noncash property, plant and equipment additions	2,936	5,469
Notes and other financing receivables in connection with disposals of business/investment	5,848	—

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2017	307,545	$3,075	$1,116,690	$2,590,359	$(267,175)	$3,442,949
Net income	—	—	—	136,278	—	136,278
Other comprehensive income	—	—	—	—	21,539	21,539
Restricted stock units vested, net of shares withheld for employee tax	450	4	(2,760)	—	—	(2,756)
Stock-based compensation expense	—	—	7,285	—	—	7,285
Exercise of stock options	308	3	2,461	—	—	2,464
Tax withholdings related to net share settlements of stock-based compensation awards	(19)	1	(889)	—	—	(888)
BALANCE, March 31, 2017	308,284	$3,083	$1,122,787	$2,726,637	$(245,636)	$3,606,871

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 27, 2017.

Note 2.	Business Combinations
During the three months ended March 31, 2017, we completed three acquisitions, including a wholesale business in North America, a wholesale business in Europe and a Specialty vehicle aftermarket business. Total acquisition date fair value of the consideration for these acquisitions was $91.2 million, composed of $77.1 million of cash paid (net of cash acquired) and $14.1 million of other purchase price obligations. We typically fund our acquisitions using borrowings under our credit facilities or other financing arrangements. During the three months ended March 31, 2017, we recorded $42.8 million of goodwill related to these acquisitions, of which we expect $39.0 million to be deductible for income tax purposes. These acquisitions were not material to our results of operations or financial position as of and for the three months ended March 31, 2017.
On March 18, 2016, LKQ acquired Rhiag-Inter Auto Parts Italia S.p.A. ("Rhiag"), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded LKQ's geographic presence in continental Europe, and we believe the acquisition will generate potential purchasing synergies. Total acquisition date fair value of the consideration for our Rhiag acquisition was €534.2 million ($602.0 million), composed of €533.6 million ($601.4 million) of cash paid (net of cash acquired) and €0.6 million ($0.6 million) of intercompany balances considered to be effectively settled as part of the transaction. In addition, we assumed €488.8 million ($550.8 million) of existing Rhiag debt as of the acquisition date. We recorded $590.7 million ($585.4 million of adjustments in 2016 and $5.3 million of adjustments in the three months ended March 31, 2017) of goodwill related to our acquisition of Rhiag, which we do not expect to be deductible for income tax purposes.
Related to the funding of the purchase price of the Rhiag acquisition, LKQ entered into foreign currency forward contracts in March 2016 to acquire a total of €588 million. The rates locked in under the foreign currency forwards were favorable to the spot rate on the settlement date, and as a result, these derivative contracts generated a gain of $18.3 million during the year ended December 31, 2016. The gain on the foreign currency forwards was recorded in Gains on foreign exchange contracts - acquisition related on our Unaudited Condensed Consolidated Statement Of Income for the year ended December 31, 2016.
On April 21, 2016, LKQ acquired Pittsburgh Glass Works LLC (“PGW”). At acquisition, PGW’s business comprised aftermarket automotive replacement glass distribution services and automotive glass manufacturing. The acquisition expanded our addressable market in North America. Additionally, we believe the acquisition will create potential distribution synergies with our existing network. Total acquisition date fair value of the consideration for our PGW acquisition was $661.7 million, consisting of cash paid (net of cash acquired). We recorded $207.6 million ($205.1 million in 2016 and $2.5 million in the three months ended March 31, 2017) of goodwill related to our acquisition of PGW, of which we expect $104.0 million to be deductible for income tax purposes.
On October 4, 2016, we acquired substantially all of the business assets of Andrew Page Limited ("Andrew Page"), a distributor of aftermarket automotive parts in the U.K., out of receivership. The acquisition is subject to regulatory approval by the Competition and Markets Authority ("CMA") in the U.K. The CMA's review is ongoing as of the date of this report. Total acquisition date fair value of the consideration for this acquisition was £16.4 million ($20.9 million). In connection with the acquisition, we recorded a gain on bargain purchase of $8.2 million, which is recorded on a separate line in our consolidated statement of income for the year ended December 31, 2016. We believe that we were able to acquire the net assets of Andrew Page for less than fair value as a result of (i) Andrew Page's financial difficulties that put the company into receivership prior to our acquisition and (ii) a motivated seller that desired to complete the sale in an expedient manner to ensure continuity of the business. We continue to evaluate the purchase price allocation, including the opening value of inventory, fixed assets, intangible assets, accrued liabilities, and deferred taxes, which may require us to adjust the recorded gain.
In addition to our acquisitions of Rhiag, PGW and Andrew Page, we acquired seven wholesale businesses in Europe and five wholesale businesses in North America during the year ended December 31, 2016. Total acquisition date fair value of the consideration for these acquisitions was $76.1 million, composed of $67.8 million of cash paid (net of cash acquired), $4.1 million of notes payable and $4.2 million of other purchase price obligations. During the year ended December 31, 2016, we recorded $52.3 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2015 acquisitions. We expect that substantially all of the goodwill recorded for these acquisitions will not be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the three months ended March 31, 2017 and the last nine months of the year ended December 31, 2016 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
From the date of our preliminary allocation for Rhiag in the first quarter of 2016 through March 31, 2017, we recorded adjustments based on our valuation procedures for our acquisition of Rhiag that resulted in the allocation of $149.0 million of goodwill to acquired assets, primarily intangible assets and property and equipment; this amount includes a $5.3 million increase to goodwill recorded in the first quarter of 2017, primarily attributable to a decline in the value allocated to property and equipment. Additionally, from the date of our preliminary allocation for PGW in the second quarter of 2016 through March 31, 2017, we recorded adjustments based on our valuation procedures that resulted in a $23.6 million increase to goodwill recorded for our PGW acquisition, of which $2.5 million was recorded in the first quarter of 2017. These adjustments were primarily attributable to a decline in the value allocated to property and equipment, partially offset by an increase in the value allocated to deferred taxes. The income statement effect of the Rhiag and PGW measurement period adjustments that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial. The balance sheet impact and income statement effect of other measurement-period adjustments recorded for acquisitions completed in prior periods was immaterial.

The preliminary purchase price allocations for the acquisitions completed during the three months ended March 31, 2017 and the year ended December 31, 2016 are as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
	All Acquisitions (1)	Rhiag	PGW (2)	Other Acquisitions	Total
Receivables	$10,788	$230,670	$136,523	$13,216	$380,409
Receivable reserves	—	(28,242)	(7,135)	(794)	(36,171)
Inventories (3)	35,567	239,529	169,159	62,223	470,911
Prepaid expenses and other current assets	(2,718)	10,793	42,573	4,445	57,811
Property and equipment	(6,299)	56,774	225,645	17,140	299,559
Goodwill	50,570	585,415	205,058	52,336	842,809
Other intangibles	8,055	429,360	37,954	2,537	469,851
Other assets (4)	1,113	2,092	57,671	(133)	59,630
Deferred income taxes	948	(110,791)	17,506	(1,000)	(94,285)
Current liabilities assumed	(6,845)	(239,665)	(168,332)	(42,290)	(450,287)
Debt assumed	—	(550,843)	(4,027)	(2,378)	(557,248)
Other noncurrent liabilities assumed	—	(23,085)	(50,847)	(103)	(74,035)
Contingent consideration liabilities	(10,969)	—	—	—	—
Other purchase price obligations	(3,154)	—	—	(6,698)	(6,698)
Notes issued	—	—	—	(4,087)	(4,087)
Settlement of pre-existing balances	—	(591)	—	(32)	(623)
Gain on bargain purchase	—	—	—	(8,207)	(8,207)
Cash used in acquisitions, net of cash acquired	$77,056	$601,416	$661,748	$86,175	$1,349,339

(1)	Includes $6.4 million and $3.1 million of adjustments to reduce property and equipment and other current assets for Rhiag and PGW, respectively.

(2)	Includes both continuing and discontinued operations of PGW. See Note 3, "Discontinued Operations" for further information on our discontinued operations.

(3)	The PGW inventory balance includes the impact of a $9.8 million step-up adjustment to report the inventory at its fair value.

(4)	The balance for PGW includes $23.6 million of investments in unconsolidated subsidiaries which relate to the discontinued portion of our PGW operations.
The fair value of our intangible assets is based on a number of inputs including projections of future cash flows, assumed royalty rates and customer attrition rates, all of which are Level 3 inputs. The fair value of our property and equipment is determined using inputs such as market comparables and current replacement or reproduction costs of the asset, adjusted for physical, functional and economic factors; these adjustments to arrive at fair value are not observable in the market, and therefore, these inputs are considered to be Level 3 inputs.
Other noncurrent liabilities recorded for our acquisitions of Rhiag and PGW includes a liability for certain pension and other post-retirement obligations we assumed with the acquisitions. A portion of PGW's liability for pension and post-retirement obligations relates to the glass manufacturing operations business, which is classified as discontinued operations, and was recorded within Liabilities of discontinued operations on our consolidated balance sheet as of December 31, 2016; these amounts were included in the net assets disposed as part of the sale of the business, which occurred in the first quarter of 2017. Due to the immateriality of our pension plans for our continuing operations, we have not provided the detailed disclosures otherwise prescribed by the accounting guidance on pensions and other post-retirement obligations.
The primary objectives of our acquisitions made during the three months ended March 31, 2017 and the year ended December 31, 2016 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Our 2016 acquisition of Rhiag enabled us to expand our market presence in continental Europe. We believe that our Rhiag acquisition will allow for synergies within our European operations, most notably in procurement, and these projected synergies contributed to the goodwill recorded on the Rhiag acquisition. The aftermarket automotive glass distribution business of PGW, which is included within continuing operations, enabled us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the aftermarket automotive glass distribution business of our PGW acquisition will allow for distribution synergies with our existing network in North America, which contributed to the goodwill recorded on the acquisition.
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
The following pro forma summary presents the effect of the businesses acquired during the three months ended March 31, 2017 as though the businesses had been acquired as of January 1, 2016, and the businesses acquired during the year ended December 31, 2016 as though they had been acquired as of January 1, 2015. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Revenue, as reported	$2,342,843	$1,921,476
Revenue of purchased businesses for the period prior to acquisition:
Rhiag	—	213,376
PGW (1)	—	83,034
Other acquisitions	9,554	105,149
Pro forma revenue	$2,352,397	$2,323,035

Income from continuing operations, as reported	$140,809	$112,171
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Rhiag	—	(203)
PGW (1),(2)	—	6,838
Other acquisitions	817	1,229
Acquisition related expenses, net of tax (3)	411	8,494
Pro forma income from continuing operations	$142,037	$128,529

Earnings per share from continuing operations, basic—as reported	$0.46	$0.37
Effect of purchased businesses for the period prior to acquisition:
Rhiag	—	(0.00)
PGW (1),(2)	—	0.02
Other acquisitions	0.00	0.00
Acquisition related expenses, net of tax (3)	0.00	0.03
Pro forma earnings per share from continuing operations, basic (4)	$0.46	$0.42

Earnings per share from continuing operations, diluted—as reported	$0.45	$0.36
Effect of purchased businesses for the period prior to acquisition:
Rhiag	—	(0.00)
PGW (1),(2)	—	0.02
Other acquisitions	0.00	0.00
Acquisition related expenses, net of tax (3)	0.00	0.03
Pro forma earnings per share from continuing operations, diluted (4)	$0.46	$0.42

(1)	PGW reflects the results for the continuing aftermarket automotive glass distribution business only.

(2)	Excludes $4.4 million of corporate costs for the three months ended March 31, 2016 that we do not expect to incur going forward as a result of the sale of our glass manufacturing business.

(3)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.

(4)	The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The pro forma impact of our acquisitions also reflects the elimination of acquisition related expenses, net of tax. Refer to Note 5, "Restructuring and Acquisition Related Expenses," for further information regarding our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 3. Discontinued Operations
On March 1, 2017, LKQ completed the sale of the glass manufacturing business of its PGW subsidiary to a subsidiary of Vitro S.A.B. de C.V. (Vitro) for a sales price of $301.3 million, including cash received of $316.1 million, net of cash disposed of $14.8 million. In addition, we recorded a purchase price receivable of $3.6 million subject to post sale adjustments. As a result of this transaction, the remaining portion of the Glass operating segment was combined with our Wholesale - North America operating segment, which is part of our North America reportable segment, in the first quarter of 2017. See Note 14, "Segment and Geographic Information" for further information regarding our segments.
Upon execution of the Stock and Asset Purchase Agreement (the "Vitro Agreement") in December 2016, LKQ concluded that the glass manufacturing business met the criteria to be classified as held for sale in LKQ’s consolidated financial statements. As a result, the assets related to the glass manufacturing business were reflected on the Consolidated Balance Sheet at the lower of the net asset carrying value or fair value less cost to sell as of December 31, 2016. The fair value of the assets was determined using the negotiated sale price as an indicator of fair value, which is considered a Level 2 input as it is observable in a non-active market.
As part of the Vitro Agreement, the Company and Vitro entered into a twelve-month Transition Services Agreement commencing on the transaction date with two six-month renewal periods, a three-year Purchase and Supply Agreement, and an Intellectual Property Agreement.
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the three months ended March 31, 2017 as presented in “Loss from discontinued operations, net of tax” on the Unaudited Condensed Consolidated Statements of Income (in thousands):

	Period from January 1 to March 1,
	2017
Revenue	$111,130
Cost of goods sold	(100,084)
Operating expenses	(8,369)
Operating income	2,677
Interest and other expenses, net	1,204	(1)
Income from discontinued operations before provision for income taxes	3,881
Provision for income taxes	(3,598)	(2)
Equity in earnings (loss) of unconsolidated subsidiaries	(534)
Loss from discontinued operations, net of tax	(251)
Loss on sale of discontinued operations, net of tax	(4,280)	(3)
Net loss from discontinued operations, net of tax	$(4,531)

(1)
The Company elected to allocate interest expense to discontinued operations based on the expected debt to be repaid. Under this approach, allocated interest through the period ended March 1, 2017 was $1.6 million. Partially offsetting this expense were foreign currency gains.

(2)	The provision for taxes includes a return to provision adjustment related to its international operations.

(3)
In the first quarter of 2017, upon closing of the sale and write-off of the net assets of the glass manufacturing business, we recorded a pre-tax loss on sale of $8.6 million, and a $4.3 million tax benefit. The incremental loss primarily reflects a $5.7 million payable for intercompany sales from the glass manufacturing business to the aftermarket automotive glass distribution business incurred prior to closing which will be paid by LKQ and capital expenditures in 2017 that were not reimbursed by the buyer.

The glass manufacturing business had $3.9 million of operating cash outflows, $3.6 million of investing cash outflows mainly consisting of capital expenditures, and $15.0 million of financing cash inflows made up of parent financing for the period from January 1, 2017 through March 1, 2017.
Pursuant to the Purchase and Supply Agreement, our aftermarket automotive glass distribution business will source various products from Vitro's glass manufacturing business annually for a three year period beginning on March 1, 2017. Between January 1, 2017 and the sale date of March 1, 2017, intercompany sales between the glass manufacturing business and the continuing aftermarket automotive glass distribution business of PGW which were eliminated in consolidation were $7.8 million.

Note 4.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $40.7 million and $38.3 million at March 31, 2017 and December 31, 2016, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap metal, other metals, and cores when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts which was approximately $45.2 million and $45.6 million at March 31, 2017 and December 31, 2016, respectively.
Inventories
Inventories consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Aftermarket and refurbished products	$1,557,363	$1,540,257
Salvage and remanufactured products	421,102	394,980
Total inventories	$1,978,465	$1,935,237
Our acquisitions completed during 2017 contributed $35.6 million of the increase in our salvage and remanufactured products inventory during 2017. See Note 2, "Business Combinations" for further information on our acquisitions.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.

The changes in the carrying amount of goodwill by reportable segment during the three months ended March 31, 2017 are as follows (in thousands):

	North America (1)	Europe	Specialty (1)	Total
Balance as of January 1, 2017	$1,661,800	$1,099,976	$292,993	$3,054,769
Business acquisitions and adjustments to previously recorded goodwill	41,882	8,022	666	50,570
Exchange rate effects	1,077	14,479	(51)	15,505
Balance as of March 31, 2017	$1,704,759	$1,122,477	$293,608	$3,120,844

(1)	In the first quarter of 2017, we realigned a portion of our North America operations under our Specialty segment. Prior year amounts have been recast to reflect the shift in reporting structure.
The components of other intangibles are as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$296,699	$(59,734)	$236,965	$286,008	$(51,104)	$234,904
Customer and supplier relationships	403,126	(108,026)	295,100	395,284	(92,079)	303,205
Software and other technology related assets	83,028	(42,522)	40,506	77,329	(35,648)	41,681
Covenants not to compete	11,862	(7,982)	3,880	11,726	(7,285)	4,441
	$794,715	$(218,264)	$576,451	$770,347	$(186,116)	$584,231
Our estimated useful lives for our finite lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	4-20 years
Software and other technology related assets	Straight-line	3-6 years
Covenants not to compete	Straight-line	1-5 years
Amortization expense for intangibles was $23.3 million and $8.9 million during the three months ended March 31, 2017 and 2016, respectively. Estimated amortization expense for each of the five years through the period ending December 31, 2021 is $69.4 million (for the remaining nine months of 2017), $77.3 million, $63.8 million, $50.3 million and $42.7 million, respectively.
Property and Equipment
Included in Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations as well as our distribution centers. Total depreciation expense was $27.3 million and $24.3 million during the three months ended March 31, 2017 and 2016, respectively.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $185.3 million as of March 31, 2017. On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen") from AxMeko AB, an affiliate of Axel Johnson AB, for an aggregate purchase price of $181.3 million. Headquartered in Stockholm, Sweden, Mekonomen is the leading independent car parts and service chain in the Nordic region of Europe, offering a range of products including spare parts and accessories for cars, and workshop services for consumers and businesses. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of March 31, 2017, the book value of our investment in Mekonomen exceeded our share of the book value of Mekonomen's net assets by $115.6 million; this difference is primarily related to goodwill and the fair value of other intangible assets. We are reporting our equity in the net earnings of Mekonomen on a one quarter lag, and therefore we recorded no equity in earnings for this investment in 2016. For the three months ended March 31, 2017, we recorded equity in earnings totaling $0.3 million related to our investment in Mekonomen, which represents our share of the results from the investment date through December 31, 2016, including adjustments to convert the results to US GAAP and to recognize the impact of our purchase accounting adjustments. The level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at March 31, 2017 was $187.3 million compared to a carrying value of $183.2 million.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. We record the estimated warranty costs at the time of sale using historical warranty claim information to project future warranty claims activity. Our warranty reserve is recorded within Other accrued expenses and Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2017	$19,634
Warranty expense	9,254
Warranty claims	(7,268)
Balance as of March 31, 2017	$21,620
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between current GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. While we are still in the process of quantifying the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures, we anticipate the adoption will materially affect our consolidated balance sheet and disclosures, as the majority of our operating leases will be recorded on the balance sheet under ASU 2016-02. While we do not anticipate the adoption of this accounting standard to have a material impact on our consolidated statements of income at this time, this conclusion may change as we finalize our assessment. In order to assist in our timely implementation of the new standard, we have purchased new software to track our leases. We have engaged a third party to assist with the implementation of the new software with an expectation to complete the implementation by the end of 2017.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), to add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 includes guidance on classification for the following items: debt prepayment or debt extinguishment costs, settlement of zero coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned or bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and other separately identifiable cash flows where application of the predominance principle is prescribed. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017; early adoption is permitted. The guidance requires retrospective application to all periods presented unless it is impracticable to do so. We are still evaluating the impact that ASU 2016-15 will have on our consolidated financial statements and related disclosures, but we do not expect to early adopt in 2017.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying value of a reporting unit exceeds the fair value, an impairment loss will be recognized for the amount of that excess, limited to the goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years and any interim impairment tests for periods beginning after December 15, 2019; early adoption is permitted for entities with annual and interim impairment tests occurring after January 1, 2017, and we plan to early adopt in 2017. The guidance requires adoption on a prospective basis. At this time, we do not expect adoption of this standard to have a significant impact on our financial position, results of operations, or cash flows.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" (“ASU 2016-09”), to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, the treatment of forfeitures, and calculation of earnings per share. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. During the third quarter of 2016, the Company elected to early adopt ASU 2016-09 effective January 1, 2016. With the adoption of ASU 2016-09, excess tax benefits are recognized as a component of the income tax provision, whereas these amounts were previously recognized in equity. The presentation of excess tax benefits on share-based payments was adjusted retrospectively within the Consolidated Statements of Cash Flows, resulting in a $4.6 million increase in operating cash flows for the three months ended March 31, 2016 with a corresponding decrease to financing cash flows.

Note 5.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting, and advisory fees, totaled $2.6 million and $12.7 million for the three months ended March 31, 2017 and 2016, respectively. Of our 2017 expenses, $0.5 million was related to our acquisition of Andrew Page, and the remaining $2.1 million was related to other completed acquisitions and acquisitions that were pending as of March 31, 2017. Of our 2016 expenses, $10.7 million was related to our acquisition of Rhiag, $1.8 million was related to our acquisition of PGW, and $0.2 million was related to other completed acquisitions and acquisitions that were pending as of March 31, 2016.
Acquisition Integration Plans
During the three months ended March 31, 2017 and 2016, we incurred $0.3 million and $2.1 million of restructuring expenses, respectively. Expenses incurred during the three months ended March 31, 2017 were primarily a result of the ongoing integration activities in our Specialty segment, which was formed in 2014 and subsequently expanded through acquisitions, including our 2015 Coast acquisition. Expenses incurred were primarily related to facility closure and the merger of existing facilities into larger distribution centers. Expenses incurred during the three months ended March 31, 2016 were primarily a result of the integration of our acquisition of Parts Channel into our existing North American wholesale business and the integration of our Coast acquisition into our existing Specialty business. Expenses incurred were primarily related to facility closure and relocation costs for duplicate facilities and the termination of employees.
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
The fair value of RSUs that vested during the three months ended March 31, 2017 was $17.0 million.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the three months ended March 31, 2017:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2017	1,873,737	$27.58
Granted	678,450	$31.73
Vested	(537,512)	$25.84
Forfeited / Canceled	(75,302)	$31.68
Unvested as of March 31, 2017	1,939,373	$29.36
Expected to vest after March 31, 2017	1,843,631	$29.45	3.1	$53,963

(1)
The aggregate intrinsic value of unvested and expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.

Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the three months ended March 31, 2017. The total grant-date fair value of options that vested during the three months ended March 31, 2017 was $0.7 million.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the three months ended March 31, 2017:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2017	2,623,217	$9.19
Exercised	(308,189)	$8.00		$7,250
Forfeited / Canceled	(1,527)	$32.31
Balance as of March 31, 2017	2,313,501	$9.33	2.1	$46,360
Exercisable as of March 31, 2017	2,313,501	$9.33	2.1	$46,360
Exercisable as of March 31, 2017 and expected to vest thereafter	2,313,501	$9.33	2.1	$46,360

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

The following table summarizes the components of pre-tax stock-based compensation expense for our continuing operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016
RSUs	$7,279	$5,879
Stock options	6	37
Total stock-based compensation expense	$7,285	$5,916
As of March 31, 2017, unrecognized compensation expense related to unvested RSUs is $47.5 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized.

Note 7.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Income from continuing operations	$140,809	$112,171
Denominator for basic earnings per share—Weighted-average shares outstanding	308,028	306,157
Effect of dilutive securities:
RSUs	564	580
Stock options	1,708	2,456
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	310,300	309,193
Basic earnings per share from continuing operations	$0.46	$0.37
Diluted earnings per share from continuing operations	$0.45	$0.36
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Antidilutive securities:
RSUs	147	228
Stock options	78	88

Note 8.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	March 31, 2017
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(272,529)	$8,091	$(2,737)	$—	$(267,175)
Pretax income	20,068	832	836	—	21,736
Income tax effect	—	(356)	(318)	—	(674)
Reclassification of unrealized loss (gain)	—	4,257	(171)	—	4,086
Reclassification of deferred income taxes	—	(1,570)	48	—	(1,522)
Disposal of business	1,511	—	(3,436)	—	(1,925)
Other comprehensive (loss) income from unconsolidated subsidiaries	—	—	—	(162)	(162)
Ending balance	$(250,950)	$11,254	$(5,778)	$(162)	$(245,636)

	Three Months Ended
	March 31, 2016
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(96,890)	$(932)	$(7,648)	$—	$(105,470)
Pretax (loss) income	140	(165)	—	—	(25)
Income tax effect	—	49	—	—	49
Reclassification of unrealized loss	—	807	196	—	1,003
Reclassification of deferred income taxes	—	(259)	(49)	—	(308)
Ending balance	$(96,750)	$(500)	$(7,501)	$—	$(104,751)
Net unrealized gains on our interest rate swap contracts totaling $1.1 million and net unrealized losses of $0.8 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three months ended March 31, 2017 and 2016, respectively. We also reclassified a loss of $5.4 million related to our cross currency swaps to Other income, net in our Unaudited Condensed Consolidated Statements of Income during the three months ended March 31, 2017. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated other comprehensive income (loss) to income tax expense.

Note 9.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Senior secured credit agreement:
Term loans payable	$723,390	$732,684
Revolving credit facilities	1,018,181	1,358,220
Senior notes	600,000	600,000
Euro notes	532,600	525,850
Receivables securitization facility	99,850	100,000
Notes payable through October 2025 at weighted average interest rates of 2.3% and 2.1%, respectively	10,014	11,808
Other long-term debt at weighted average interest rates of 2.0% and 2.4%, respectively	64,148	37,125
Total debt	3,048,183	3,365,687
Less: long-term debt issuance costs	(20,604)	(21,611)
Less: current debt issuance costs	(2,314)	(2,305)
Total debt, net of issuance costs	3,025,265	3,341,771
Less: current maturities, net of debt issuance costs	(91,988)	(66,109)
Long term debt, net of debt issuance costs	$2,933,277	$3,275,662
Senior Secured Credit Agreement
On January 29, 2016, LKQ Corporation, LKQ Delaware LLP, and certain other subsidiaries (collectively, the "Borrowers") entered into the Fourth Amended and Restated Credit Agreement ("Credit Agreement"), which amended the Company’s Third Amended and Restated Credit Agreement by modifying certain terms to (1) extend the maturity date by approximately two years to January 29, 2021; (2) increase the total availability under the credit agreement from $2.3 billion to $3.2 billion (composed of $2.45 billion in the revolving credit facility's multicurrency component; and $750 million of term loans, which consist of term loans of approximately $500 million and €230 million); (3) increase our ability to incur additional indebtedness; and (4) make other immaterial or clarifying modifications and amendments to the terms of the Third Amended and Restated Credit Agreement. The additional term loan borrowing was used to repay outstanding revolver borrowings and the amount outstanding under our receivables securitization facility, and to pay fees and expenses relating to the amendment and restatement. The remaining additional term loan borrowing was used for general corporate purposes.
On December 14, 2016, LKQ Corporation entered into Amendment No. 1 to the Fourth Amended and Restated Credit Agreement under which the €230 million term loan was prepaid in full using proceeds from borrowings on the multicurrency revolving credit facility. Simultaneously, LKQ Corporation borrowed incremental U.S. dollar ("USD") term loans under the Credit Agreement, which were used to repay outstanding borrowings on the USD revolving credit facility. LKQ Corporation borrowed additional USD amounts on the revolving credit facility and entered into a cross currency swap transaction to exchange the borrowed USD for euro and transferred these amounts to LKQ Netherlands B.V. as an intercompany loan, which LKQ Netherlands B.V. used to repay the multicurrency revolving credit facility borrowings. These transactions had the effect of replacing the euro term loan with a USD term loan. Refer to Note 10, "Derivative Instruments and Hedging Activities" for additional information related to our cross currency swaps.
Amounts under the revolving credit facility are due and payable upon maturity of the Fourth Amended and Restated Credit Agreement on January 29, 2021. Amounts under the initial and additional term loan borrowings were due and payable in quarterly installments equal to 0.625% of the original principal amount on each of June 30, September 30, and December 31, 2016, and are due and payable in quarterly installments thereafter equal to 1.25% of the original principal amount beginning on March 31, 2017, with the remaining balance due and payable on the maturity date of the Fourth Amended and Restated Credit Agreement.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rate on borrowings outstanding under the Credit Agreement at March 31, 2017 and December 31, 2016 was 2.0%. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $37.2 million was classified as current maturities at both March 31, 2017 and December 31, 2016. As of March 31, 2017, there were letters of credit outstanding in the aggregate amount of $72.2 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at March 31, 2017 was $1.4 billion.
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
Senior Notes
In April 2014, LKQ Corporation completed an offer to exchange $600 million aggregate principal amount of 4.75% Senior Notes due 2023 (the "U.S. Notes") for notes previously issued through a private placement. The U.S. Notes are governed by the Indenture dated as of May 9, 2013 among LKQ Corporation, certain of our subsidiaries (the "Guarantors") and U.S. Bank National Association, as trustee. The U.S. Notes are substantially identical to those previously issued through the private placement, except the U.S. Notes are registered under the Securities Act of 1933.
The U.S. Notes bear interest at a rate of 4.75% per year from the most recent payment date on which interest has been paid or provided for. Interest on the U.S. Notes is payable in arrears on May 15 and November 15 of each year. The first interest payment was made on November 15, 2013. The U.S. Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
The U.S. Notes and the guarantees are, respectively, LKQ Corporation's and each Guarantor's senior unsecured obligations and are subordinated to all of the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the U.S. Notes are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the U.S. Notes to the extent of the assets of those subsidiaries.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly-owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of March 31, 2017 and December 31, 2016, $141.9 million and $140.3 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of March 31, 2017, the interest rate under the receivables facility was based on commercial paper rates and was 1.8%. The outstanding balances of $99.9 million and $100.0 million as of March 31, 2017 and December 31, 2016, respectively, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from January to June 2021.

From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of fluctuating exchange rates on these future cash flows. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated other comprehensive income (loss) and reclassified to other income (expense) when the underlying transaction has an impact on earnings.
In 2016, we entered into three cross currency swap agreements for a total notional amount of $422.4 million (€400 million). The notional amount steps down by €15.0 million annually through 2020 with the remainder maturing in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. The effective portion of the changes in the fair value of the derivative instruments is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense and other income (expense) when the underlying transactions have an impact on earnings.
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of March 31, 2017 and December 31, 2016 (in thousands):

	Notional Amount		Fair Value at March 31, 2017 (USD)		Fair Value at December 31, 2016 (USD)
	March 31, 2017	December 31, 2016	Other Assets	Other Noncurrent Liabilities	Other Assets	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$590,000	$590,000	$17,489	$—	$16,421	$—
Cross currency swap agreements
USD/euro	$418,442	$422,408	2,524	5,388	1,486	3,128
Total cash flow hedges			$20,013	$5,388	$17,907	$3,128

While our derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 or December 31, 2016.
The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three months ended March 31, 2017 and 2016. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of March 31, 2017, we estimate that $0.1 million of derivative gains (net of tax) included in Accumulated other comprehensive income (loss) will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at March 31, 2017 and December 31, 2016, along with the effect on our results of operations during each of the three month periods ended March 31, 2017 and 2016, were immaterial.

Note 11.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the three months ended March 31, 2017, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2017 and December 31, 2016 (in thousands):

	Balance as of March 31, 2017	Fair Value Measurements as of March 31, 2017
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$38,428	$—	$38,428	$—
Interest rate swaps	20,013	—	20,013	—
Total Assets	$58,441	$—	$58,441	$—
Liabilities:
Contingent consideration liabilities	$11,242	$—	$—	$11,242
Deferred compensation liabilities	40,131	—	40,131	—
Foreign currency forward contracts	5,388	—	5,388	—
Total Liabilities	$56,761	$—	$45,519	$11,242

	Balance as of December 31, 2016	Fair Value Measurements as of December 31, 2016
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$36,131	$—	$36,131	$—
Interest rate swaps	17,907		17,907
Total Assets	$54,038	$—	$54,038	$—
Liabilities:
Contingent consideration liabilities	$3,162	$—	$—	$3,162
Deferred compensation liabilities	36,865	—	36,865	—
Foreign currency forward contracts	3,128	—	3,128	—
Total Liabilities	$43,155	$—	$39,993	$3,162
The cash surrender value of life insurance is included in Other Assets on our Unaudited Condensed Consolidated Balance Sheets. The current portion of deferred compensation is included in Accrued payroll-related liabilities and the current portion of contingent consideration liabilities is included in Other current liabilities on our Unaudited Condensed Consolidated Balance Sheets; the noncurrent portion of these amounts is included in Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and foreign currency forward contracts is presented in Note 10, "Derivative Instruments and Hedging Activities."
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
Our contingent consideration liabilities are related to our business acquisitions. Under the terms of the contingent consideration agreements, payments may be made at specified future dates depending on the performance of the acquired business subsequent to the acquisition. The liabilities for these payments are classified as Level 3 liabilities because the related fair value measurement, which is determined using an income approach, includes significant inputs not observable in the market.

Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of March 31, 2017 and December 31, 2016, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $1.7 billion and $2.1 billion, respectively. In addition, based on market conditions, the fair values of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $99.9 million and $100.0 million at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the fair values of the U.S. Notes were approximately $595.8 million and $599.5 million, respectively, compared to a carrying value of $600.0 million. As of March 31, 2017 and December 31, 2016, the fair values of the Euro Notes were approximately $562.8 million and $560.6 million compared to carrying values of $532.6 million and $525.9 million, respectively.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2017 to assume these obligations. The fair value of our U.S. Notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair value of our Euro Notes is determined based upon observable market inputs including quoted market prices in a market that is not active, and therefore is classified as Level 2 within the fair value hierarchy.

Note 12.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at March 31, 2017 are as follows (in thousands):

Nine months ending December 31, 2017	$158,837
Years ending December 31:
2018	182,944
2019	151,442
2020	122,188
2021	92,010
2022	75,622
Thereafter	457,967
Future Minimum Lease Payments	$1,241,010
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

Our effective income tax rate for the three months ended March 31, 2017 was 33.9%, compared with 32.1% for the comparable prior year period. The effective tax rate for the three months ended March 31, 2017 and 2016 reflects the impact of favorable discrete items related to excess tax benefits from stock-based payments in the amount of $3.3 million and $4.4 million, respectively. The increase in our effective tax rate for the three months ended March 31, 2017 compared to the prior year period also reflects our expected geographic distribution of income, with a slightly larger proportion of our pre-tax income expected to be earned in the U.S., which has a higher tax rate than our foreign operations.

Note 14.	Segment and Geographic Information
We have four operating segments: Wholesale – North America, Europe, Specialty and Self Service. Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our reportable segments are organized based on a combination of geographic areas served and type of product lines offered. The reportable segments are managed separately as each business serves different customers (i.e. geographic in the case of North America and Europe and product type in the case of Specialty) and is affected by different economic conditions. Therefore, we present three reportable segments: North America, Europe and Specialty.
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America (1)	Europe	Specialty (1)	Eliminations	Consolidated
Three Months Ended March 31, 2017
Revenue:
Third Party	$1,208,047	$820,897	$313,899	$—	$2,342,843
Intersegment	193	—	1,035	(1,228)	—
Total segment revenue	$1,208,240	$820,897	$314,934	$(1,228)	$2,342,843
Segment EBITDA	$176,135	$78,694	$35,441	$—	$290,270
Depreciation and amortization (2)	20,378	24,751	5,475	—	50,604
Three Months Ended March 31, 2016
Revenue:
Third Party	$1,080,606	$546,751	$294,119	$—	$1,921,476
Intersegment	214	10	951	(1,175)	—
Total segment revenue	$1,080,820	$546,761	$295,070	$(1,175)	$1,921,476
Segment EBITDA	$145,691	$57,498	$33,422	$—	$236,611
Depreciation and amortization (2)	17,390	10,308	5,468	—	33,166

(1)
In the first quarter of 2017, we realigned a portion of our North America operations under our Specialty segment. Prior year results have been recast to reflect the shift in reporting structure in order to present segment results on a comparable basis.

(2)	Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
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
The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net income	$136,278	$112,171
Subtract:
Loss from discontinued operations, net of tax	(4,531)	—
Income from continuing operations	140,809	112,171
Add:
Depreciation and amortization	48,656	31,688
Depreciation and amortization - cost of goods sold	1,948	1,478
Interest expense, net	23,988	14,592
Loss on debt extinguishment	—	26,650
Provision for income taxes	72,155	53,128
EBITDA	287,556	239,707
Subtract:
Equity in earnings (loss) of unconsolidated subsidiaries	214	(362)
Gains on foreign exchange contracts - acquisition related (1)	—	18,342
Add:
Restructuring and acquisition related expenses (2)	2,928	14,811
Change in fair value of contingent consideration liabilities	—	73
Segment EBITDA	$290,270	$236,611

(1)	Reflects gains on foreign currency forwards used to fix the euro purchase price of Rhiag. See Note 2, "Business Combinations," for further information.

(2)	See Note 5, "Restructuring and Acquisition Related Expenses," for further information.

The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Capital Expenditures
North America	$16,760	$22,783
Europe	20,458	19,107
Specialty	3,582	8,503
Discontinued operations	3,598	—
Total capital expenditures	$44,398	$50,393

The following table presents assets by reportable segment (in thousands):

	March 31,	December 31,
	2017	2016
Receivables, net
North America	$382,922	$351,681
Europe	473,834	443,281
Specialty	116,914	65,587
Total receivables, net	973,670	860,549
Inventories
North America	945,454	915,244
Europe	740,209	718,729
Specialty	292,802	301,264
Total inventories	1,978,465	1,935,237
Property and Equipment, net
North America	502,582	505,925
Europe	247,720	247,910
Specialty	58,906	57,741
Total property and equipment, net	809,208	811,576
Equity Method Investments
North America	336	336
Europe	184,926	183,131
Total equity method investments	185,262	183,467
Other unallocated assets	4,175,641	4,512,370
Total assets	$8,122,246	$8,303,199
We report net receivables, inventories, and net property and equipment by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles, assets of discontinued operations and income taxes.
The majority of our operations are conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, France, Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Spain, Sweden, and Norway. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue
United States	$1,417,040	$1,284,967
United Kingdom	382,652	349,676
Other countries	543,151	286,833
Total revenue	$2,342,843	$1,921,476

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2017	2016
Long-lived Assets
United States	$529,589	$531,425
United Kingdom	163,090	159,689
Other countries	116,529	120,462
Total long-lived assets	$809,208	$811,576

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Aftermarket, other new and refurbished products	$1,758,062	$1,387,736
Recycled, remanufactured and related products and services	454,879	430,589
Other	129,902	103,151
Total revenue	$2,342,843	$1,921,476
Our North America reportable segment generates revenue from all of our product categories, while our Europe and Specialty segments generate revenue primarily from the sale of aftermarket products. Revenue from other sources includes scrap sales, bulk sales to mechanical remanufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations.

Note 15.	Condensed Consolidating Financial Information
LKQ Corporation (the "Parent") issued, and the Guarantors have fully and unconditionally guaranteed, jointly and severally, the U.S. Notes due on May 15, 2023. A Guarantor's guarantee will be unconditionally and automatically released and discharged upon the occurrence of any of the following events: (i) a transfer (including as a result of consolidation or merger) by the Guarantor to any person that is not a Guarantor of all or substantially all assets and properties of such Guarantor, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the U.S. Notes; (ii) a transfer (including as a result of consolidation or merger) to any person that is not a Guarantor of the equity interests of a Guarantor or issuance by a Guarantor of its equity interests such that the Guarantor ceases to be a subsidiary, as defined in the Indenture, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the U.S. Notes; (iii) the release of the Guarantor from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the U.S. Notes; and (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, as defined in the Indenture.
Presented below are the unaudited condensed consolidating financial statements of the Parent, the Guarantors, the non-guarantor subsidiaries (the "Non-Guarantors"), and the elimination entries necessary to present our financial statements on a consolidated basis as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934 resulting from the guarantees of the U.S. Notes. Investments in consolidated subsidiaries have been presented under the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenue and expenses. The unaudited condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the unaudited condensed consolidated financial statements, and may not necessarily be indicative of the financial position, results of operations or cash flows had the Parent, Guarantors and Non-Guarantors operated as independent entities.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,453,516	$929,971	$(40,644)	$2,342,843
Cost of goods sold	—	863,375	590,019	(40,644)	1,412,750
Gross margin	—	590,141	339,952	—	930,093
Facility and warehouse expenses	—	127,803	61,977	—	189,780
Distribution expenses	—	120,430	65,380	—	185,810
Selling, general and administrative expenses	9,183	137,295	120,749	—	267,227
Restructuring and acquisition related expenses	—	1,883	1,045	—	2,928
Depreciation and amortization	30	23,481	25,145	—	48,656
Operating (loss) income	(9,213)	179,249	65,656	—	235,692
Other expense (income):
Interest expense, net	16,180	198	7,610	—	23,988
Intercompany interest (income) expense, net	(5,672)	1,019	4,653	—	—
Other expense (income), net	291	(169)	(1,168)	—	(1,046)
Total other expense, net	10,799	1,048	11,095	—	22,942
(Loss) income from continuing operations before (benefit) provision for income taxes	(20,012)	178,201	54,561	—	212,750
(Benefit) provision for income taxes	(7,437)	70,038	9,554	—	72,155
Equity in (loss) earnings of unconsolidated subsidiaries	(182)	—	396	—	214
Equity in earnings of subsidiaries	153,566	4,813	—	(158,379)	—
Income from continuing operations	140,809	112,976	45,403	(158,379)	140,809
(Loss) income from discontinued operations, net of tax	(4,531)	(4,531)	2,050	2,481	(4,531)
Net income	$136,278	$108,445	$47,453	$(155,898)	$136,278

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,318,167	$635,637	$(32,328)	$1,921,476
Cost of goods sold	—	795,240	398,127	(32,328)	1,161,039
Gross margin	—	522,927	237,510	—	760,437
Facility and warehouse expenses	—	115,210	42,395	—	157,605
Distribution expenses	—	104,154	48,189	—	152,343
Selling, general and administrative expenses	10,379	126,668	81,271	—	218,318
Restructuring and acquisition related expenses	—	4,036	10,775	—	14,811
Depreciation and amortization	36	20,544	11,108	—	31,688
Operating (loss) income	(10,415)	152,315	43,772	—	185,672
Other expense (income):
Interest expense, net	12,117	143	2,332	—	14,592
Intercompany interest (income) expense, net	(10,677)	6,590	4,087	—	—
Loss on debt extinguishment	2,894	—	23,756	—	26,650
Gains on foreign exchange contracts - acquisition related	(18,342)	—	—	—	(18,342)
Other income, net	(111)	(2,800)	22	—	(2,889)
Total other (income) expense, net	(14,119)	3,933	30,197	—	20,011
Income from continuing operations before provision for income taxes	3,704	148,382	13,575	—	165,661
Provision for income taxes	113	50,316	2,699	—	53,128
Equity in (loss) earnings of unconsolidated subsidiaries	(795)	5	428	—	(362)
Equity in earnings of subsidiaries	109,375	11,942	—	(121,317)	—
Net income	$112,171	$110,013	$11,304	$(121,317)	$112,171

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$136,278	$108,445	$47,453	$(155,898)	$136,278
Other comprehensive income (loss):
Foreign currency translation	21,579	3,878	21,132	(25,010)	21,579
Net change in unrecognized gains/losses on derivative instruments, net of tax	3,163	(133)	—	133	3,163
Net change in unrealized gains/losses on pension plans, net of tax	(3,041)	(2,805)	(236)	3,041	(3,041)
Net change in other comprehensive loss from unconsolidated subsidiaries	(162)	—	(162)	162	(162)
Total other comprehensive income	21,539	940	20,734	(21,674)	21,539
Total comprehensive income	$157,817	$109,385	$68,187	$(177,572)	$157,817

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$112,171	$110,013	$11,304	$(121,317)	$112,171
Other comprehensive income (loss):
Foreign currency translation	140	(2,855)	(3,039)	5,894	140
Net change in unrecognized gains/losses on derivative instruments, net of tax	432	—	96	(96)	432
Net change in unrealized gains/losses on pension plans, net of tax	147	—	147	(147)	147
Total other comprehensive income (loss)	719	(2,855)	(2,796)	5,651	719
Total comprehensive income	$112,890	$107,158	$8,508	$(115,666)	$112,890

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)
	March 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22,256	$24,529	$217,829	$—	$264,614
Receivables, net	—	318,249	655,421	—	973,670
Intercompany receivables, net	2,953	—	7,026	(9,979)	—
Inventories	—	1,170,190	808,275	—	1,978,465
Prepaid expenses and other current assets	1,448	46,405	53,524	—	101,377
Total current assets	26,657	1,559,373	1,742,075	(9,979)	3,318,126
Property and equipment, net	209	531,214	277,785	—	809,208
Intangible assets:
Goodwill	—	1,895,497	1,225,347	—	3,120,844
Other intangibles, net	—	152,905	423,546	—	576,451
Investment in subsidiaries	5,231,012	73,592	—	(5,304,604)	—
Intercompany notes receivable	1,175,881	780,686	—	(1,956,567)	—
Equity method investments	—	336	184,926	—	185,262
Other assets	62,204	30,525	23,388	(3,762)	112,355
Total assets	$6,495,963	$5,024,128	$3,877,067	$(7,274,912)	$8,122,246
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,030	$273,002	$376,085	$—	$651,117
Intercompany payables, net	—	7,026	2,953	(9,979)	—
Accrued expenses:
Accrued payroll-related liabilities	3,321	29,714	56,942	—	89,977
Other accrued expenses	12,360	96,416	134,242	—	243,018
Other current liabilities	38,465	25,174	19,962	—	83,601
Current portion of long-term obligations	36,011	686	55,291	—	91,988
Total current liabilities	92,187	432,018	645,475	(9,979)	1,159,701
Long-term obligations, excluding current portion	1,996,134	7,871	929,272	—	2,933,277
Intercompany notes payable	750,000	738,026	468,541	(1,956,567)	—
Deferred income taxes	183	118,208	106,875	(3,762)	221,504
Other noncurrent liabilities	50,588	111,474	38,831	—	200,893
Stockholders’ equity	3,606,871	3,616,531	1,688,073	(5,304,604)	3,606,871
Total liabilities and stockholders' equity	$6,495,963	$5,024,128	$3,877,067	$(7,274,912)	$8,122,246

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)
	December 31, 2016
	Parent	Guarantors		Non-Guarantors	Eliminations		Consolidated
Assets
Current assets:
Cash and cash equivalents	$33,030	$35,360		$159,010	$—		$227,400
Receivables, net	—	248,188		612,361	—		860,549
Intercompany receivables, net	2,805	11,237		8,837	(22,879)		—
Inventories	—	1,149,763		785,474	—		1,935,237
Prepaid expenses and other current assets	1,640	43,165		42,963	—		87,768
Assets of discontinued operations	—	357,788		98,852	—		456,640
Total current assets	37,475	1,845,501		1,707,497	(22,879)		3,567,594
Property and equipment, net	239	527,705		283,632	—		811,576
Intangible assets:
Goodwill	—	1,851,274		1,203,495	—		3,054,769
Other intangibles, net	—	153,689		430,542	—		584,231
Investment in subsidiaries	5,067,297	242,032		—	(5,309,329)		—
Intercompany notes receivable	1,510,534	800,283		—	(2,310,817)		—
Equity method investments	—	336		183,131	—		183,467
Other assets	59,726	25,177	—	22,347	(5,688)	—	101,562
Total assets	$6,675,271	$5,445,997		$3,830,644	$(7,648,713)		$8,303,199
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,309	$244,074		$388,390	$—		$633,773
Intercompany payables, net	11,237	8,837		2,805	(22,879)		—
Accrued expenses:
Accrued payroll-related liabilities	6,404	58,187		54,164	—		118,755
Other accrued expenses	5,502	94,287		109,312	—		209,101
Other current liabilities	4,283	18,456		15,204	—		37,943
Current portion of long-term obligations	37,710	1,097		27,302	—		66,109
Liabilities of discontinued operations	—	110,890		34,214	—		145,104
Total current liabilities	66,445	535,828		631,391	(22,879)		1,210,785
Long-term obligations, excluding current portion	2,371,578	8,356		895,728	—		3,275,662
Intercompany notes payable	750,000	1,074,218		486,599	(2,310,817)		—
Deferred income taxes	—	95,765		109,580	(5,688)		199,657
Other noncurrent liabilities	44,299	90,722		39,125	—		174,146
Stockholders’ equity	3,442,949	3,641,108		1,668,221	(5,309,329)		3,442,949
Total liabilities and stockholders' equity	$6,675,271	$5,445,997		$3,830,644	$(7,648,713)		$8,303,199

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$118,537	$112,605	$35,789	$(94,638)	$172,293
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(18,226)	(26,172)	—	(44,398)
Investment and intercompany note activity with subsidiaries	249,828	—	—	(249,828)	—
Acquisitions, net of cash acquired	—	(74,937)	(2,119)	—	(77,056)
Proceeds from disposals of business/investment	—	305,740	(4,443)	—	301,297
Other investing activities, net	—	1,008	306	—	1,314
Net cash provided by (used in) investing activities	249,828	213,585	(32,428)	(249,828)	181,157
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,464	—	—	—	2,464
Taxes paid related to net share settlements of stock-based compensation awards	(3,644)	—	—	—	(3,644)
Borrowings under revolving credit facilities	10,000	—	35,239	—	45,239
Repayments under revolving credit facilities	(376,966)	—	(12,347)	—	(389,313)
Repayments under term loans	(9,295)	—	—	—	(9,295)
Repayments under receivables securitization facility	—	—	(150)	—	(150)
(Repayments) borrowings of other debt, net	(1,698)	(1,099)	26,110	—	23,313
Other financing activities, net	—	5,000	—	—	5,000
Investment and intercompany note activity with parent	—	(246,463)	(3,365)	249,828	—
Dividends	—	(94,638)	—	94,638	—
Net cash (used in) provided by financing activities	(379,139)	(337,200)	45,487	344,466	(326,386)
Effect of exchange rate changes on cash and cash equivalents	—	30	3,004	—	3,034
Net (decrease) increase in cash and cash equivalents	(10,774)	(10,980)	51,852	—	30,098
Cash and cash equivalents of continuing operations, beginning of period	33,030	35,360	159,010	—	227,400
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	149	6,967	—	7,116
Cash and cash equivalents of continuing and discontinued operations, beginning of period	33,030	35,509	165,977	—	234,516
Cash and cash equivalents, end of period	$22,256	$24,529	$217,829	$—	$264,614

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$69,729	$77,907	$13,437	$(26,229)	$134,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(29,710)	(20,683)	—	(50,393)
Investment and intercompany note activity with subsidiaries	(646,019)	—	—	646,019	—
Acquisitions, net of cash acquired	—	—	(603,735)	—	(603,735)
Proceeds from disposals of business/investment	—	—	10,304	—	10,304
Proceeds from foreign exchange contracts	18,342	—	—	—	18,342
Other investing activities, net	—	188	270	—	458
Net cash used in investing activities	(627,677)	(29,522)	(613,844)	646,019	(625,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,202	—	—	—	3,202
Taxes paid related to net share settlements of stock-based compensation awards	(2,281)	—	—	—	(2,281)
Debt issuance costs	(5,907)	—	—	—	(5,907)
Borrowings under revolving credit facilities	544,000	—	599,217	—	1,143,217
Repayments under revolving credit facilities	(44,000)	—	(301,609)	—	(345,609)
Borrowings under term loans	89,317	—	249,161	—	338,478
Borrowings under receivables securitization facility	—	—	97,000	—	97,000
Repayments under receivables securitization facility	—	—	(63,000)	—	(63,000)
(Repayments) borrowings of other debt, net	—	(946)	13,796	—	12,850
Payments of Rhiag debt and related payments	—	—	(543,347)	—	(543,347)
Payments of other obligations	—	(1,437)	—	—	(1,437)
Investment and intercompany note activity with parent	—	(20,106)	666,125	(646,019)	—
Dividends	—	(25,069)	(1,160)	26,229	—
Net cash provided by (used in) financing activities	584,331	(47,558)	716,183	(619,790)	633,166
Effect of exchange rate changes on cash and cash equivalents	—	(352)	(811)	—	(1,163)
Net increase in cash and cash equivalents	26,383	475	114,965	—	141,823
Cash and cash equivalents, beginning of period	17,616	13,432	56,349	—	87,397
Cash and cash equivalents, end of period	$43,999	$13,907	$171,314	$—	$229,220

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
You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our subsequent Quarterly Reports on Form 10-Q (including this Quarterly Report).

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
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Switzerland and other Eastern European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S and Canada. With our 2016 acquisition of the aftermarket automotive replacement glass distribution operations of PGW ("ARG"), we are a leading distributor of automotive glass products reaching most major markets in North America.
We are organized into four operating segments: Wholesale – North America; Europe; Specialty and Self Service. We aggregate our Wholesale –North America and Self Service operating segments into one reportable segment, North America, resulting in three reportable segments: North America, Europe and Specialty.
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

During the three months ended March 31, 2017, we completed three acquisitions, including a wholesale business in North America, a wholesale business in Europe and a Specialty vehicle aftermarket business.
On March 18, 2016, LKQ acquired Rhiag, a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. This acquisition expanded LKQ's geographic presence in continental Europe, and we believe the acquisition will generate potential purchasing synergies in our Europe segment.
On April 21, 2016, LKQ acquired PGW, a leading global distributor and manufacturer of automotive glass products. PGW’s business comprised aftermarket automotive replacement glass distribution services and automotive glass manufacturing. On March 1, 2017, we sold the automotive glass manufacturing component of PGW. Unless otherwise noted, the discussion related to PGW throughout Part I, Item 2 of this quarterly report on Form 10-Q refers to ARG, which is included within continuing operations. See Note 3, "Discontinued Operations" in Item 1 of this quarterly report on Form 10-Q for further information related to our discontinued operations. The acquisition of ARG expanded our addressable market in North America. Additionally, we believe the acquisition will create potential distribution synergies with our existing network.
In October 2016, we acquired substantially all of the business assets of Andrew Page, a distributor of aftermarket automotive parts in the United Kingdom. The acquisition is subject to regulatory approval by the Competition and Markets Authority ("CMA") in the U.K. The CMA's review is ongoing as of the date of this report.
In addition to our acquisitions of Rhiag, PGW, and Andrew Page, we acquired seven wholesale businesses in Europe and five wholesale business in North America during the year ended December 31, 2016.
On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen, the leading independent car parts and service chain in the Nordic region of Europe, offering a wide range of quality products including spare parts and accessories for cars, and workshop services for consumers and businesses. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee; we are reporting our equity in the net earnings of Mekonomen on a one quarter lag.
See Note 2, "Business Combinations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products and related services including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products and services. Our service revenue is generated primarily from the sale of extended warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. During the three months ended March 31, 2017, parts and services revenue represented approximately 94% of our consolidated revenue.
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
Our revenue from aftermarket, other new and refurbished products also includes revenue generated from the sale of specialty aftermarket vehicle equipment and accessories. These products are primarily sold to a large customer base of specialty vehicle retailers and equipment installers, including mostly independent, single-site operators. Specialty vehicle aftermarket products are typically installed on vehicles within the first three years of ownership to enhance functionality, performance or aesthetics. As a result, the demand for these products is influenced by new and used vehicle sales and the overall economic health of vehicle owners, which may be affected by general business conditions, interest rates, inflation, consumer debt levels and other matters that influence consumer confidence and spending. The prices for our specialty vehicle products are based on manufacturers' suggested retail prices, with discounts applied based on prevailing market conditions, customer volumes and promotions that we may offer from time to time.
For the three months ended March 31, 2017, revenue from other sources represented approximately 6% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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

Expenses
Our facility and warehouse expenses primarily include our costs to operate our aftermarket warehouses, salvage yards and self service retail facilities. These costs include personnel expenses such as wages, incentive compensation and employee benefits for plant management and facility and warehouse personnel, as well as rent for our facilities and related utilities, property taxes, and repairs and maintenance. The costs included in facility and warehouse expenses do not relate to inventory processing or conversion activities and, as such, are classified below the gross margin line on our Unaudited Condensed Consolidated Statements of Income.
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
Seasonality
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related repairs. Our specialty vehicle operations typically generate greater revenue and earnings in the first half of the year, when vehicle owners tend to install this equipment. We expect our aftermarket glass operations to generate greater revenue and earnings in the second and third quarters, when the demand for automotive replacement glass increases after the winter weather.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on February 27, 2017, includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the three months ended March 31, 2017.
Recently Issued Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.
Financial Information by Geographic Area
See Note 14, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Revenue	100.0%	100.0%
Cost of goods sold	60.3%	60.4%
Gross margin	39.7%	39.6%
Facility and warehouse expenses	8.1%	8.2%
Distribution expenses	7.9%	7.9%
Selling, general and administrative expenses	11.4%	11.4%
Restructuring and acquisition related expenses	0.1%	0.8%
Depreciation and amortization	2.1%	1.6%
Operating income	10.1%	9.7%
Other expense, net	1.0%	1.0%
Income from continuing operations before provision for income taxes	9.1%	8.6%
Provision for income taxes	3.1%	2.8%
Equity in earnings (loss) of unconsolidated subsidiaries	0.0%	(0.0)%
Income from continuing operations	6.0%	5.8%
Loss from discontinued operations	(0.2)%	—%
Net income	5.8%	5.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	March 31,		Percentage Change in Revenue
	2017	2016	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$2,212,941	$1,818,325	4.5%	20.0%	(2.8)%	21.7%
Other revenue	129,902	103,151	25.9%	0.2%	(0.1)%	25.9%
Total revenue	$2,342,843	$1,921,476	5.7%	18.9%	(2.7)%	21.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 21.7% represents increases in segment revenue of 10.4% in North America, 50.1% in Europe, and 6.7% in Specialty. The increase in other revenue of 25.9% primarily consisted of a $26.8 million organic increase in other revenue. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue during the first quarter of 2017 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 60.3% of revenue in the first quarter of 2017 from 60.4% of revenue in the comparable prior year quarter. Cost of goods sold decreased 1.2% as a result of our North America segment, primarily related to our salvage and self service operations. Partially offsetting this decrease was an increase of (i) 0.8% from our Europe segment, the majority of which relates to our Rhiag acquisition, and (ii) 0.4% from our Specialty operations. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended March 31, 2017 decreased to 8.1% from 8.2% in the same period of 2016. The change in facility and warehouse expense primarily reflects a decrease of 0.3% from our acquisition of Rhiag, which has lower facility and warehouse expenses as a percentage of revenue than our prior year consolidated facility and warehouse expenses. Partially offsetting this decrease were a number of individually insignificant increases in facility and warehouse expenses as a percentage of revenue across our other businesses.
Distribution Expenses. As a percentage of revenue, distribution expenses remained flat at 7.9% for the first quarter of 2017 and 2016. Distribution expense as a percentage of revenue reflects (i) a positive impact of 0.5% from our acquisition of Rhiag, which has lower distribution expenses as a percentage of revenue than our prior year consolidated distribution expenses, partially offset by (ii) an unfavorable impact of 0.3% related to our ARG acquisition, which has higher distribution expenses as a percentage of revenue than our prior year consolidated distribution expenses.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2017 remained flat compared to the prior year at 11.4% of revenue. SG&A as a percentage of revenue increased 0.4% as a result of our Rhiag acquisition, which has higher SG&A than our prior year consolidated SG&A. Offsetting this increase were a number of individually insignificant decreases in SG&A expense as a percentage of revenue across our other businesses.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017		2016		Change
Restructuring expenses	$315		$2,136	(1)	$(1,821)
Acquisition related expenses	2,613	(2)	12,675	(3)	(10,062)
Total restructuring and acquisition related expenses	$2,928		$14,811		$(11,883)

(1)
Restructuring expenses of $1.4 million and $0.7 million for the quarter ended March 31, 2016 were primarily related to the integration of acquired businesses in our Specialty and North America segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Acquisition related expenses for the quarter ended March 31, 2017 included $1.6 million related to our North America acquisitions, primarily related to potential acquisitions, and $1.0 million related to our Europe acquisitions.

(3)
Acquisition related expenses for the quarter ended March 31, 2016 included $10.7 million for our acquisition of Rhiag, $1.8 million for the acquisition of PGW, and $0.2 million of external costs related to acquisitions that were pending as of March 31, 2016.

See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Depreciation	$25,393	$22,787	$2,606	(1)
Amortization	23,263	8,901	14,362	(2)
Total depreciation and amortization	$48,656	$31,688	$16,968

(1)
The increase in depreciation expense primarily reflects the depreciation expense for property and equipment recorded related to our acquisitions of Andrew Page and Rhiag of $1.2 million and $1.1 million, respectively. The remaining increase primarily reflects increased levels of property and equipment to support our organic related growth.

(2)	The increase in amortization expense primarily reflects amortization expense for intangibles recorded related to the acquisitions of Rhiag and ARG of $11.7 million and $2.3 million, respectively.
Other Expense, Net. The following table summarizes the components of the quarter-over-quarter increase in other expense, net (in thousands):

Other expense, net for the three months ended March 31, 2016	$20,011
Increase (decrease) due to:
Interest expense, net	9,396	(1)
Loss on debt extinguishment	(26,650)	(2)
Gains on foreign exchange contracts - acquisition related	18,342	(3)
Other income, net	1,843
Net increase	2,931
Other expense, net for the three months ended March 31, 2017	$22,942

(1)	Additional interest primarily relates to borrowings used to fund our acquisitions of Rhiag and PGW.

(2)
During the first quarter of 2016, we incurred a $23.8 million loss on debt extinguishment as a result of our early payment of Rhiag debt assumed as part of the acquisition, and we incurred a $2.9 million loss on debt extinguishment as a result of our January 2016 amendment to our senior secured credit agreement.

(3)
In March 2016, we entered into foreign currency forward contracts to acquire a total of €588 million used to fund the purchase price of the Rhiag acquisition. The rates under the foreign currency forwards were favorable to the spot rate on the date the funds were drawn to complete the acquisition, and as a result, these derivative contracts generated a gain of $18.3 million.

Provision for Income Taxes. Our effective income tax rate was 33.9% for the three months ended March 31, 2017, compared to 32.1% for the three months ended March 31, 2016. The effective tax rate reflects the impact of favorable discrete items of $3.3 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively, for excess tax benefits from stock-based payments. The quarter over quarter change in these amounts increased the effective tax rate by 0.5% compared to the prior year. Our effective tax rate was also negatively impacted by an increase in the proportion of earnings expected to be generated in the U.S., which has a higher tax rate than our foreign operations. Excluding the impact of discrete items, our annual effective tax rate has been close to 35% over the last three years. The tax rate will fluctuate from year to year based on the geographic mix of earnings and changes in tax laws, but absent significant movements in either of these factors, we expect our annual effective rate to hold near 35%.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the three months ended March 31, 2017 primarily related to our investment in Mekonomen.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the first quarter of 2016, the pound sterling and euro rates used to translate the 2017 statements of income declined by 13.5% and 3.5%, respectively, while the Canadian dollar rate increased by 3.6% during the first quarter of 2017 relative to the prior year quarter. The translation effect of the change of these currencies against the U.S. dollar and realized and unrealized currency losses for the first quarter of 2017 resulted in a $0.01 negative effect on diluted earnings per share from continuing operations relative to the prior year.
Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax totaled a $4.5 million loss in the first quarter of 2017; we had no discontinued operations in the prior year period. Discontinued operations for 2017 represents the automotive glass manufacturing business of PGW, which was acquired in April 2016.
Results of Operations—Segment Reporting
We have four operating segments: Wholesale – North America; Europe; Specialty and Self Service. Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Therefore, we present three reportable segments: North America, Europe and Specialty.
We have presented the growth of our revenue and profitability in our operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our growth and profitability, consistent with how we evaluate our performance, as this statistic removes the translation impact of exchange rate fluctuations, which are outside of our control and do not reflect our operational performance. Constant currency revenue and Segment EBITDA results are calculated by translating prior year revenue and Segment EBITDA in local currency using the current year's currency conversion rate. This non-GAAP financial measure has important limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Our use of this term may vary from the use of similarly-titled measures by other issuers due to potential inconsistencies in the method of calculation and differences due to items subject to interpretation. In addition, not all companies that report revenue or profitability on a constant currency basis calculate such measures in the same manner as we do, and accordingly, our calculations are not necessarily comparable to similarly-named measures of other companies and may not be appropriate measures for performance relative to other companies.
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	% of Total Segment Revenue	2016 (1)	% of Total Segment Revenue
Third Party Revenue
North America	$1,208,047		$1,080,606
Europe	820,897		546,751
Specialty	313,899		294,119
Total third party revenue	$2,342,843		$1,921,476
Total Revenue
North America	$1,208,240		$1,080,820
Europe	820,897		546,761
Specialty	314,934		295,070
Eliminations	(1,228)		(1,175)
Total revenue	$2,342,843		$1,921,476
Segment EBITDA
North America	$176,135	14.6%	$145,691	13.5%
Europe	78,694	9.6%	57,498	10.5%
Specialty	35,441	11.3%	33,422	11.3%

(1)
In the first quarter of 2017, we realigned a portion of our North America operations under our Specialty segment. Prior year results have been recast to reflect the shift in reporting structure in order to present segment results on a comparable basis.

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings (loss) of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding discontinued operations, depreciation, amortization, interest (which includes loss on debt extinguishment) and income tax expense. See Note 14, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to Net Income.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
North America	2017	2016	Organic		Acquisition (3)	Foreign Exchange (4)	Total Change
Parts & services revenue	$1,079,875	$978,499	1.8%	(1)	8.3%	0.2%	10.4%
Other revenue	128,172	102,107	25.5%	(2)	0.0%	(0.0)%	25.5%
Total third party revenue	$1,208,047	$1,080,606	4.0%		7.5%	0.2%	11.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was largely attributable to increased sales volumes in our wholesale operations, primarily in our salvage operations. The favorable volume impact, which was primarily related to mechanical parts, was a result of refinements to our buying algorithms. Also, an emphasis on inventorying more parts off of each car purchased contributed to the increase to the number of parts sold per vehicle. Similar to the prior year, we experienced mild winter weather conditions in sections of North America. While we were able to increase parts and services revenue over the prior year, we believe the weather conditions contributed to a lower growth rate than generated in prior years.

(2)
The $26.1 million increase in other revenue primarily relates to (i) a $19.5 million increase in revenue from scrap steel and other metals primarily related to higher prices and, to a lesser extent, increased volumes and (ii) a $7.7 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) due to roughly equal impacts from higher prices and increased volumes year over year.

(3)
Acquisition related growth in 2017 includes $73.1 million, or 6.8%, from our ARG acquisition. The remainder of our acquired revenue growth reflects revenue from our acquisition of six wholesale businesses from the beginning of 2016 up to the one-year anniversary of the acquisition dates.

(4)
Compared to the prior year, exchange rates increased our revenue growth by 0.2%, primarily due to the strengthening of the Canadian dollar against the U.S. dollar in the first quarter of 2017 compared to the prior year first quarter.

Segment EBITDA. Segment EBITDA increased $30.4 million, or 20.9%, in the first quarter of 2017 compared to the prior year first quarter. Sequential increases in scrap steel prices in our salvage and self service operations benefited gross margins and had a favorable impact of $5.9 million on North America Segment EBITDA and approximately a $0.01 positive effect on diluted earnings per share. This favorable impact resulted from the increase in scrap steel prices between the date we purchased a car, which influences the price we pay for a car, and the date we scrapped a car, which influences the price we receive for scrapping a car.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2016	13.5%
Increase (decrease) due to:
Change in gross margin	1.8%	(1)
Change in segment operating expenses	(0.5)%	(2)
Change in other expenses	(0.2)%
Segment EBITDA for the three months ended March 31, 2017	14.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflects a 1.6% favorable impact in our wholesale operations, primarily related to our salvage operations. The increase in salvage gross margin is primarily attributable to raising revenue per car by a greater rate than car costs. Revenue per car improved due to higher volumes of parts sold per car, which was a result of refinements to our buying algorithms and an emphasis on inventorying more parts off of each car purchased. Within our aftermarket operations, we experienced a 0.5% favorable impact on North America gross margin as a result of our procurement initiatives, which reduced our product costs; offsetting this improvement in gross margin was an unfavorable mix impact as a result of a shift in our sales toward lower margin products compared to the prior year first quarter. The improvement in North America gross margin also reflects a 0.7% favorable impact from our self service operations as a result of increases in scrap prices. Partially offsetting these increases was an unfavorable impact of 0.6% related to our ARG acquisition, which has lower gross margins than our other North America operations.

(2)
The increase in segment operating expenses as a percentage of revenue reflects a 0.5% increase in operating expenses related to our ARG acquisition, which had higher operating expenses as a percentage of revenue than our existing North America operations. ARG's operating expenses for the first quarter of 2017 included incremental costs related to shared PGW corporate expenses of $5.7 million for the first two months of 2017; these costs ceased being incurred upon the closing of the sale of the glass manufacturing business on March 1, 2017.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Europe	2017	2016	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$819,167	$545,707	8.5%	51.5%	(9.9)%	50.1%
Other revenue	1,730	1,044	62.5%	13.2%	(10.0)%	65.7%
Total third party revenue	$820,897	$546,751	8.6%	51.4%	(9.9)%	50.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
In our U.K. operations, parts and services revenue grew organically by 6.8%, while in our Benelux region operations, parts and services revenue grew organically by 3.4%. Our organic revenue growth in the U.K. was primarily a result of higher selling prices as well as two additional selling days in the first quarter of 2017 compared to the first quarter of 2016. Revenue in our U.K. operations grew 5.1% from stores open more than 12 months and 1.7% from 13 branch openings since the beginning of the prior year through the one-year anniversary of their respective opening dates. Organic revenue growth in our Benelux region was primarily due to two additional selling days in the first quarter of 2017 compared to the first quarter of 2016. Rhiag organic revenue growth also benefited from two additional selling days in the period after the one-year anniversary of the acquisition. Organic revenue growth for our Europe segment on a per day basis was 3.4%.

(2)
Acquisition related growth for the first quarter of 2017 includes $215.9 million, or 39.5%, from our acquisition of Rhiag. The remainder of our acquired revenue growth includes revenue from our acquisitions of three wholesale businesses in our U.K. operations, three distribution companies in the Netherlands, and three salvage businesses in Sweden since the beginning of 2016 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $54.0 million, or 9.9%, primarily due to the strengthening of the U.S. dollar against the pound sterling in the first quarter of 2017 relative to the first quarter of 2016.

Segment EBITDA. Segment EBITDA increased $21.2 million, or 36.9%, in the first quarter of 2017 compared to the prior year period. Our Rhiag acquisition contributed $26.3 million to Segment EBITDA in the first quarter of 2017 compared to $4.2 million in the first quarter of 2016. Our Europe Segment EBITDA includes a negative year over year impact of $6.1 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2016. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $27.3 million, or 47.5%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the quarter ended March 31, 2017.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2016	10.5%
(Decrease) increase due to:
Change in gross margin	(1.1)%	(1)
Change in segment operating expenses	0.3%	(2)
Change in other expense, net	(0.1)%
Segment EBITDA for the three months ended March 31, 2017	9.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflects a 1.7% decline in gross margin due to the acquisition of Rhiag, which has lower gross margins than our other Europe operations, partially offset by a 0.3% increase in gross margin due to our Benelux operations. The gross margin improvement in our Benelux operations was primarily a result of increased private label sales, which have higher gross margins. The remaining change in gross margin was attributable to individually insignificant improvements in gross margin across our other Europe operations.

(2)
The decrease in segment operating expenses as a percentage of revenue reflects (i) a decrease of 1.5% as a result of the acquisition of Rhiag, which has lower operating expenses as a percentage of revenue than our other Europe operations and (ii) a decrease of 0.4% in selling, general, and administrative expenses from our U.K. operations due to improved operating leverage, partially offset by (iii) an increase of 0.8% in operating expenses as a result of the acquisition of Andrew Page, which has higher operating expenses as a percentage of revenue than our other Europe operations and (iv) an increase in facility and warehouse expenses of 0.7%, primarily related to increased personnel costs in our U.K. operations due to the opening of 13 new branches and 1 new hub since the beginning of the prior year. While we have closed the Andrew Page acquisition and are consolidating its results, we are not permitted to integrate this acquisition with our existing U.K. operations until we receive approval from the CMA.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Specialty	2017	2016	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$313,899	$294,119	6.3%	0.1%	0.3%	6.7%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$313,899	$294,119	6.3%	0.1%	0.3%	6.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts & services revenue was driven by higher Truck, Towing and RV parts sales, partially offset by lower sales of Performance accessories. This organic growth was fueled by favorable economic conditions in most of our primary selling regions, as well as favorable trends in light truck and RV unit sales.

Segment EBITDA. Segment EBITDA increased $2.0 million, or 6.0%, in the first quarter of 2017 compared to the prior year first quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2016	11.3%
(Decrease) increase due to:
Change in gross margin	(2.4)%	(1)
Change in segment operating expenses	2.3%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended March 31, 2017	11.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin reflects unfavorable impacts of (i) a 1.0% decrease in overall supplier discounts as 2016 was more favorably impacted by higher volume purchase discounts from the initial stocking of two new distribution centers that became fully functional in 2016, (ii) a 0.9% decrease due to higher overhead costs in inventory which is driven by warehouse costs for these two new distribution centers, and (iii) 0.4% of unfavorable product mix.

(2)
The decrease in segment operating expenses reflects favorable facilities and warehouse expenses of 1.1% primarily related to the integration of Coast facilities. Selling, general and administrative expenses were favorable by 0.8% which primarily relates to (i) a 0.4% decline in personnel costs from the realization of integration synergies and the ability to achieve sales growth with a consistent headcount and (ii) individually insignificant decreases across various selling, general, and administrative expense categories totaling 0.4%. Distribution expenses were favorable by 0.4% which also reflects Coast integration synergies through the shift from use of third party carriers to shipments through the Specialty distribution network which created a 0.6% decline in freight costs and truck rentals partially offset by a 0.2% increase in personnel and fuel costs.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Cash and equivalents	$264,614	$227,400	$229,220
Total debt (1)	3,048,183	3,365,687	2,836,700
Current maturities (2)	94,302	68,414	76,405
Capacity under credit facilities (3)	2,550,000	2,550,000	2,547,000
Availability under credit facilities (3)	1,359,806	1,019,112	1,092,589
Total liquidity (cash and equivalents plus availability under credit facilities)	1,624,420	1,246,512	1,321,809

(1)
Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $22.9 million, $23.9 million, and $18.1 million as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively).

(2)
Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $2.3 million, $2.3 million and $1.0 million as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively).

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
As of March 31, 2017, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2021, composed of term loans totaling $750 million ($723 million outstanding at March 31, 2017) and $2.45 billion in revolving credit ($1.02 billion outstanding at March 31, 2017), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts), reduced by $72 million of amounts outstanding under letters of credit

•	U.S. Notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes totaling $533 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Receivables securitization facility with availability up to $100 million ($100 million outstanding as of March 31, 2017), maturing in November 2019 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as our January 2016 amendment to our senior secured credit facilities, the issuance of €500 million of Euro Notes in April 2016, and the November 2016 amendment to our receivables securitization facility. Our financing structure, which includes our senior secured credit facilities, senior notes, and receivables securitization facility, provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of March 31, 2017, we had approximately $1.4 billion available under our credit facilities. Combined with approximately $265 million of cash and equivalents at March 31, 2017, we had approximately $1.6 billion in available liquidity, an increase of $378 million over our available liquidity as of December 31, 2016. The increase in available liquidity in the first quarter is primarily attributable to the proceeds from the sale of the glass manufacturing business in March for $301 million.
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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or CDOR, depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, in 2016, we entered into cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at March 31, 2017 was 2.0%. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 2.9% at March 31, 2017.
Cash interest payments were $11.0 million for the three months ended March 31, 2017, but these payments will increase by approximately $24.6 million in the second quarter of 2017 as a result of our semi-annual interest payments on our U.S. Notes and our Euro Notes. Interest payments on our U.S. Notes are made in May and November, and interest payments on our Euro Notes are scheduled for April and October.
We had outstanding credit agreement borrowings of $1.7 billion and $2.1 billion at March 31, 2017 and December 31, 2016, respectively. Of these amounts, $37.2 million was classified as current maturities at both March 31, 2017 and December 31, 2016.
The scheduled maturities of long-term obligations outstanding at March 31, 2017 are as follows (in thousands):

Nine months ending December 31, 2017	$83,682
Years ending December 31:
2018	43,453
2019	140,311
2020	38,717
2021	1,602,807
2022	402
Thereafter	1,138,811
Total debt (1)	$3,048,183

(1)	The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $22.9 million as of March 31, 2017).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of March 31, 2017.
As of March 31, 2017, the Company had cash of $264.6 million, of which $224.0 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resorting to repatriation of foreign earnings.
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

The following table sets forth a summary of our aftermarket inventory procurement for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
North America	$265,800	$260,200	$5,600
Europe	527,400	299,200	228,200	(1)
Specialty	231,900	262,300	(30,400)	(2)
Total	$1,025,100	$821,700	$203,400

(1)
In our Europe segment, the increase in purchases was primarily due to our acquisition of Rhiag in March 2016, which added incremental purchases of $180.8 million in the first quarter of 2017. Purchases for our U.K. operations increased in the three months ended March 31, 2017 compared to the prior year period primarily as a result of our acquisition of Andrew Page in October 2016, which added incremental purchases of $39.4 million.

(2)
The decrease in Specialty aftermarket purchases during the three months ended March 31, 2017 compared to the prior year quarter is primarily due to (i) higher inventory purchases in the first quarter of 2016 to stock a new distribution center that opened in March 2016 and (ii) the closure of several warehouses as part of the integration of our Coast acquisition, which resulted in lower inventory purchases in the first quarter of 2017.

The following table sets forth a summary of our global salvage and self service procurement for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016	% Change
North America Wholesale salvage cars and trucks	75	72	4.2%
Europe Wholesale salvage cars and trucks	7	6	16.7%
Self service and "crush only" cars	133	125	6.4%	(1)

(1)	With the increase in scrap prices compared to the prior year period, we have increased the number of self service and "crush only" vehicles purchased.
Net cash provided by operating activities totaled $172.3 million for the three months ended March 31, 2017, compared to $134.8 million during the three months ended March 31, 2016. During the first three months of 2017, our glass manufacturing business used $3.9 million of cash for operating activities; these operating cash flows are nonrecurring as we closed the sale of this business on March 1, 2017.
The remaining change in cash provided by operating activities was attributable to our continuing operations. During the three months ended March 31, 2017, our operating income increased by $50.0 million compared to the first three months of 2016, due to both acquisition related growth and organic growth. The increase in operating income was negatively impacted by non-cash depreciation and amortization expense, which increased by $17.4 million compared to the prior year period, primarily as a result of our Rhiag and PGW acquisitions. Cash paid for taxes for our continuing operations increased by $6.0 million during the first three months of 2017 compared to the prior year period as a result of growth in the business, primarily related to our Rhiag acquisition. Cash paid for interest decreased by $8.4 million in 2017 primarily as a result of payments in the first quarter of 2016 for interest on the assumed Rhiag debt upon redemption in addition to payments to terminate Rhiag interest rate swaps.
Cash outflows for our primary working capital accounts (receivables, inventory and payables) totaled $85.2 million during the three months ended March 31, 2017 compared to $38.9 million during the comparable period in 2016. In the first quarter of 2017, cash outflows for receivables totaled $108.9 million compared to $78.4 million for the prior year period; the increase in cash outflows was primarily attributable to our North America and Europe segments. During the first three months of 2017, cash outflows for inventory were $0.7 million compared to cash inflows of $19.0 million in the prior year period. The quarter over quarter increase in cash outflows for inventory was primarily related to our Europe and North America segments, partially offset by a decrease in cash outflows for inventory in our Specialty segment. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we expect to grow our business each year. Other operating assets and liabilities represented a $20.5 million smaller cash outflow in 2017 than the first quarter of 2016; the largest component of the change related to growth in other accrued expenses for our Rhiag and ARG operations.
Net cash provided by investing activities totaled $181.2 million for the three months ended March 31, 2017, compared to $625.0 million of cash used during the three months ended March 31, 2016. We invested $77.1 million of cash, net of cash acquired, in business acquisitions during the three months ended March 31, 2017 compared to $603.7 million in the first quarter of 2016, which included $601.4 million for our Rhiag acquisition. In the first quarter of 2017, we received proceeds from the sale of our glass manufacturing business totaling $301.3 million. In the first three months of 2016, we entered into foreign currency contracts to fund the purchase price of the Rhiag acquisition, which generated $18.3 million of gains; we had no such contracts in the current year period.
Net cash used in financing activities totaled $326.4 million for the three months ended March 31, 2017, compared to $633.2 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, net repayments under our credit facilities totaled $353.5 million, as we used the proceeds from the sale of our glass manufacturing business to repay outstanding revolver borrowings; in the first quarter of 2016, we had net borrowings of $1.2 billion primarily to fund our acquisitions. Additionally, we repaid $543.3 million of Rhiag acquired debt and debt related liabilities during the first quarter of 2016.
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
Foreign Exchange
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 39.5% and 39.1% of our revenue during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.0% change in our consolidated revenue and a 3.0% change in our operating income for the three months ended March 31, 2017. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our quarter over quarter results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2017 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local statutory tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of March 31, 2017, we had outstanding borrowings of €500 million under our Euro Notes, and £128.7 million, CAD $130.4 million, SEK 116.0 million, and €21.0 million under our revolving credit facilities.
Interest Rates
Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facilities, where interest rates are tied to the prime rate, LIBOR or CDOR. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. Net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; Citizens, N.A.; Fifth Third Bank; HSBC Bank USA, N.A.; and Banco Bilbao Vizcaya Argentaria, S.A.).
As of March 31, 2017, we held ten interest rate swap contracts representing a total of $590 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of March 31, 2017, the fair value of the interest rate swap contracts was an asset of $17.5 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of March 31, 2017 we held we three cross currency swap agreements for a total notional amount of $418.4 million (€396.3 million) with maturity dates in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to eliminate uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and The Bank of Tokyo-Mitsubishi UFJ, Ltd.). As of March 31,

2017, the fair value of the interest rate swap components of the cross currency swaps was an asset of $2.5 million, and the fair value of the currency forward components was a liability of $5.4 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 57.9% of our variable rate debt under our credit facilities at fixed rates at March 31, 2017 compared to 48% at December 31, 2016. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At March 31, 2017, we had $833.0 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $8.3 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease at the same rate as the metal prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the first quarter of 2017 has increased 12.1% over the average for the fourth quarter of 2016.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
 There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2016 Annual Report on Form 10-K, filed with the SEC on February 27, 2017, for information concerning risks and uncertainties that could negatively impact us. The following represents changes and/or additions to the risks and uncertainties previously disclosed. The following risk factors are not necessarily listed in order of importance.
We face intense competition from local, national, international, and internet-based vehicle products providers, and this competition could negatively affect our business.
The vehicle replacement products industry is highly competitive and is served by numerous suppliers of OEM, recycled, aftermarket, refurbished and remanufactured products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national and international providers, and eCommerce-based suppliers (both local and global). Providers of vehicle replacement products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of vehicle replacement products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries or with consumers, than we do. In certain regions of the U.S., local vehicle recycling companies have formed cooperative efforts to compete in the wholesale recycled products industry. Similarly in Europe, some local companies are part of cooperative efforts to compete in the aftermarket parts industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.
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
In addition, vehicles are being equipped with systems that transmit data to the OEMs wirelessly regarding, among other items, accident incidents, maintenance requirements, location of the vehicle, identification of the closest dealership, and other statistics about the vehicle and its driving history. To the extent that this data is not shared with alternative suppliers, the OEMs will have an advantage with respect to such matters as contacting the vehicle driver, recommending repairs and maintenance, and directing the vehicle owner to an affiliated dealership.
If the number of vehicles involved in accidents declines or the number of cars being repaired declines, our business could suffer.
Our business depends on vehicle accidents and mechanical failures for both the demand for repairs using our products and the supply of recycled, remanufactured and refurbished parts. To the extent that a relatively higher percentage of damaged vehicles are declared total losses, there will be less demand for our products to repair such vehicles. In addition, our business is impacted by factors which influence the number and/or severity of accidents and mechanical failures including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, drivers distracted by electronic equipment, the use of alcohol or drugs by drivers, the usage rate and effectiveness of accident avoidance systems in new vehicles, the reliability of new OEM parts, and the condition of roadways. For example, an increase in the acceptance of ride-sharing could reduce the number of vehicles on the road. Additionally, an increase in fuel prices may cause the number of vehicles on the road, the number of miles driven, and the need for mechanical repairs and maintenance to decline, as motorists seek alternative transportation options. Mild weather conditions, particularly during winter months, tend to result in a decrease in vehicle accidents. Moreover, a number of states and municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones or other electronic devices while driving, and such restrictions could lead to a decline in accidents.
Systems designed to minimize accident frequency and severity are becoming more prevalent and more technologically sophisticated. To the extent OEMs install or are mandated by law to install accident avoidance systems in their vehicles, the number and severity of accidents could decrease, which could have a material adverse effect on our business.

The average number of new vehicles sold annually has fluctuated from year-to-year.  Periods of decreased sales could result in a reduction in the number of vehicles on the road and consequently fewer vehicles involved in accidents or in need of mechanical repair or maintenance. Substantial further declines in automotive sales in the future could have a material adverse effect on our business, results of operations and/or financial condition. In addition, if vehicle population trends result in a disproportionately high number of older vehicles on the road, insurance companies may find it uneconomical to repair such vehicles or there could be less costly repairs. If vehicle population trends result in a disproportionately high number of newer vehicles on the road, the demand generally for mechanical repairs and maintenance would likely decline due to the newer, longer-lasting parts in the vehicle population and mechanical failures being covered by OEM warranties for the first years of a vehicle's life. Moreover, alternative collision and mechanical parts are less likely to be used on newer vehicles. Electric vehicles do not have traditional engines, transmissions, and certain related other parts. Engines and transmissions represent our largest revenue generating SKUs in North America, and parts for engines and transmissions represent a significant amount of the revenue of our European operations. Thus, an increase in electric vehicles as a percentage of vehicles sold will have a negative impact on our sales of engines, transmissions, and other related parts.

Item 6.     Exhibits
Exhibits
(b) Exhibits

3.1
Amended and Restated Bylaws of LKQ Corporation, as amended as of March 8, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on March 10, 2017).

10.1
Form of LKQ Corporation Executive Officer Management Incentive Plan Award Memorandum (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on March 10, 2017).

10.2
Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on March 10, 2017).

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2017.

LKQ CORPORATION

/s/ DOMINICK ZARCONE
Dominick Zarcone
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)