Form 10-Q
period 2017-06-30
LKQ CORP
filed 2017-07-31
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
____________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At July 21, 2017, the registrant had issued and outstanding an aggregate of 308,861,013 shares of Common Stock.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements
LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$2,458,411	$2,304,806	$4,801,254	$4,226,282
Cost of goods sold	1,493,402	1,398,990	2,906,152	2,560,029
Gross margin	965,009	905,816	1,895,102	1,666,253
Facility and warehouse expenses	190,936	177,378	380,716	334,983
Distribution expenses	194,392	184,326	380,202	336,669
Selling, general and administrative expenses	278,942	250,086	546,169	468,404
Restructuring and acquisition related expenses	2,521	9,080	5,449	23,891
Depreciation and amortization	53,645	52,501	102,301	84,189
Operating income	244,573	232,445	480,265	418,117
Other expense (income):
Interest expense, net	24,596	24,649	48,584	39,241
Loss on debt extinguishment	—	—	—	26,650
Gains on foreign exchange contracts - acquisition related	—	—	—	(18,342)
Gain on bargain purchase	(3,077)	—	(3,077)	—
Other income, net	(2,731)	(462)	(3,777)	(3,351)
Total other expense, net	18,788	24,187	41,730	44,198
Income from continuing operations before provision for income taxes	225,785	208,258	438,535	373,919
Provision for income taxes	75,862	70,262	148,017	123,390
Equity in earnings (loss) of unconsolidated subsidiaries	991	(186)	1,205	(548)
Income from continuing operations	150,914	137,810	291,723	249,981
Income (loss) from discontinued operations, net of tax	—	4,975	(4,531)	4,975
Net income	$150,914	$142,785	$287,192	$254,956
Basic earnings per share:
Income from continuing operations	$0.49	$0.45	$0.95	$0.82
Income (loss) from discontinued operations	—	0.02	(0.01)	0.02
Net income (1)	$0.49	$0.47	$0.93	$0.83
Diluted earnings per share:
Income from continuing operations	$0.49	$0.45	$0.94	$0.81
Income (loss) from discontinued operations	—	0.02	(0.01)	0.02
Net income (1)	$0.49	$0.46	$0.93	$0.82
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$150,914	$142,785	$287,192	$254,956
Other comprehensive income (loss):
Foreign currency translation	93,597	(73,257)	115,176	(73,117)
Net change in unrecognized gains/losses on derivative instruments, net of tax	(930)	(3,614)	2,233	(3,182)
Net change in unrealized gains/losses on pension plans, net of tax	(862)	120	(3,903)	267
Net change in other comprehensive loss from unconsolidated subsidiaries	(439)	—	(601)	—
Total other comprehensive income (loss)	91,366	(76,751)	112,905	(76,032)
Total comprehensive income	$242,280	$66,034	$400,097	$178,924

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$303,544	$227,400
Receivables, net	1,001,246	860,549
Inventories	2,063,462	1,935,237
Prepaid expenses and other current assets	132,483	87,768
Assets of discontinued operations	—	456,640
Total current assets	3,500,735	3,567,594
Property and equipment, net	841,608	811,576
Intangible assets:
Goodwill	3,191,613	3,054,769
Other intangibles, net	595,333	584,231
Equity method investments	181,996	183,467
Other assets	119,657	101,562
Total assets	$8,430,942	$8,303,199
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$724,201	$633,773
Accrued expenses:
Accrued payroll-related liabilities	106,811	118,755
Other accrued expenses	246,747	209,101
Other current liabilities	47,041	37,943
Current portion of long-term obligations	96,860	66,109
Liabilities of discontinued operations	—	145,104
Total current liabilities	1,221,660	1,210,785
Long-term obligations, excluding current portion	2,890,708	3,275,662
Deferred income taxes	225,262	199,657
Other noncurrent liabilities	236,627	174,146
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 308,620,187 and 307,544,759 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3,086	3,075
Additional paid-in capital	1,130,318	1,116,690
Retained earnings	2,877,551	2,590,359
Accumulated other comprehensive loss	(154,270)	(267,175)
Total stockholders’ equity	3,856,685	3,442,949
Total liabilities and stockholders’ equity	$8,430,942	$8,303,199

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287,192	$254,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,606	90,882
Stock-based compensation expense	12,443	11,425
Loss on debt extinguishment	—	26,650
Loss on sale of business	8,580	—
Gains on foreign exchange contracts - acquisition related	—	(18,342)
Other	(4,740)	7,193
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(98,362)	(83,515)
Inventories	(20,378)	42,548
Prepaid income taxes/income taxes payable	4,418	16,542
Accounts payable	63,589	31,004
Other operating assets and liabilities	2,749	(17,428)
Net cash provided by operating activities	362,097	361,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(91,545)	(102,319)
Acquisitions, net of cash acquired	(100,728)	(1,268,841)
Proceeds from disposals of business/investment	301,297	10,304
Proceeds from foreign exchange contracts	—	18,342
Other investing activities, net	4,712	1,009
Net cash provided by (used in) investing activities	113,736	(1,341,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,151	4,889
Taxes paid related to net share settlements of stock-based compensation awards	(3,955)	(2,281)
Debt issuance costs	—	(16,171)
Proceeds from issuance of Euro notes	—	563,450
Borrowings under revolving credit facilities	162,794	1,822,020
Repayments under revolving credit facilities	(585,454)	(1,012,362)
Borrowings under term loans	—	338,478
Repayments under term loans	(18,590)	(4,721)
Borrowings under receivables securitization facility	150	97,000
Repayments under receivables securitization facility	(5,000)	(66,480)
Borrowings (repayments) of other debt, net	19,591	(7,824)
Payments of Rhiag debt and related payments	—	(543,347)
Payments of other obligations	(2,079)	(1,436)
Other financing activities, net	4,316	65
Net cash (used in) provided by financing activities	(423,076)	1,171,280
Effect of exchange rate changes on cash and cash equivalents	16,271	(5,884)
Net increase in cash and cash equivalents	69,028	185,806
Cash and cash equivalents of continuing operations, beginning of period	227,400	87,397
Add: Cash and cash equivalents of discontinued operations, beginning of period	7,116	—
Cash and cash equivalents of continuing and discontinued operations, beginning of period	234,516	87,397
Cash and cash equivalents of continuing and discontinued operations, end of period	303,544	273,203
Less: Cash and cash equivalents of discontinued operations, end of period	—	21,340
Cash and cash equivalents, end of period	$303,544	$251,863
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$150,555	$115,346
Interest	46,606	42,340
Supplemental disclosure of noncash investing and financing activities:
Contingent consideration liabilities	$4,279	$—
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions	5,965	555,335
Noncash property and equipment additions	4,185	3,555
Notes and other financing receivables in connection with disposals of business/investment	5,848	—

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2017	307,545	$3,075	$1,116,690	$2,590,359	$(267,175)	$3,442,949
Net income	—	—	—	287,192	—	287,192
Other comprehensive income	—	—	—	—	112,905	112,905
Restricted stock units vested, net of shares withheld for employee tax	477	5	(2,760)	—	—	(2,755)
Stock-based compensation expense	—	—	12,443	—	—	12,443
Exercise of stock options	633	6	5,145	—	—	5,151
Tax withholdings related to net share settlements of stock-based compensation awards	(34)	—	(1,200)	—	—	(1,200)
BALANCE, June 30, 2017	308,621	$3,086	$1,130,318	$2,877,551	$(154,270)	$3,856,685

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
During the six months ended June 30, 2017, we completed ten acquisitions, including three wholesale businesses in North America, six wholesale businesses in Europe and a Specialty vehicle aftermarket business. Total acquisition date fair value of the consideration for these acquisitions was $107.8 million, composed of $99.0 million of cash paid (net of cash acquired), $4.3 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $13.9 million), $4.2 million of other purchase price obligations (non-interest bearing), and $0.3 million of notes payable. We typically fund our acquisitions using borrowings under our credit facilities or other financing arrangements. During the six months ended June 30, 2017, we recorded $32.6 million of goodwill related to these acquisitions, of which we expect $17.4 million to be deductible for income tax purposes. In the period between the acquisition dates and June 30, 2017, these acquisitions generated revenue of $21.2 million and an operating loss of $2.0 million.
On July 3, 2017, we acquired four aftermarket parts distribution businesses in Belgium for a combined purchase price of €120.1 million ($136.5 million), composed of €103.1 million ($117.2 million) of cash paid (net of cash acquired) and €17.0 million ($19.3 million) of notes payable. The objective of these acquisitions is to transform the existing three-step distribution model in Belgium to a two-step distribution model to align with our Netherlands operations. We are in the process of completing the purchase accounting for these acquisitions and as a result, we are unable to disclose the amounts recognized for each major class of assets acquired and liabilities assumed, or the pro forma effect of the acquisitions on our results of operations.
On March 18, 2016, LKQ acquired Rhiag-Inter Auto Parts Italia S.p.A. ("Rhiag"), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded LKQ's geographic presence in continental Europe, and we believe the acquisition will generate potential purchasing synergies. Total acquisition date fair value of the consideration for our Rhiag acquisition was €534.2 million ($602.0 million), composed of €533.6 million ($601.4 million) of cash paid (net of cash acquired) and €0.6 million ($0.6 million) of intercompany balances considered to be effectively settled as part of the transaction. In addition, we assumed €488.8 million ($550.8 million) of existing Rhiag debt as of the acquisition date. We recorded $590.7 million ($585.4 million in 2016 and $5.3 million in the three months ended March 31, 2017) of goodwill related to our acquisition of Rhiag, which we do not expect to be deductible for income tax purposes.
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
On April 21, 2016, LKQ acquired Pittsburgh Glass Works LLC (“PGW”). At acquisition, PGW’s business comprised aftermarket automotive replacement glass distribution services and automotive glass manufacturing. The acquisition expanded our addressable market in North America. Additionally, we believe the acquisition will create potential distribution synergies with our existing network. Total acquisition date fair value of the consideration for our PGW acquisition was $661.7 million, consisting of cash paid (net of cash acquired). We recorded $207.6 million ($205.1 million in 2016 and $2.5 million in the six months ended June 30, 2017) of goodwill related to our acquisition of PGW, of which we expect $104.0 million to be deductible for income tax purposes.
On October 4, 2016, we acquired substantially all of the business assets of Andrew Page Limited ("Andrew Page"), a distributor of aftermarket automotive parts in the U.K., out of receivership. The acquisition is subject to regulatory approval by the Competition and Markets Authority ("CMA") in the U.K. The CMA's review is ongoing as of the date of this report. Total acquisition date fair value of the consideration for this acquisition was £15.7 million ($20.1 million). In connection with the acquisition, we recorded a gain on bargain purchase of $10.1 million ($8.2 million recorded in the fourth quarter of 2016 and $1.9 million recorded in the second quarter of 2017), which is recorded on a separate line in our consolidated statement of income. We believe that we were able to acquire the net assets of Andrew Page for less than fair value as a result of (i) Andrew Page's financial difficulties that put the company into receivership prior to our acquisition and (ii) a motivated seller that desired to complete the sale in an expedient manner to ensure continuity of the business. We continue to evaluate the purchase price allocation, including the opening value of inventory, fixed assets, intangible assets, accrued liabilities, and deferred taxes, which may require us to adjust the recorded gain.
In addition to our acquisitions of Rhiag, PGW and Andrew Page, we acquired seven wholesale businesses in Europe and five wholesale businesses in North America during the year ended December 31, 2016. Total acquisition date fair value of the consideration for these acquisitions was $76.1 million, composed of $67.8 million of cash paid (net of cash acquired), $4.1 million of notes payable and $4.2 million of other purchase price obligations (non-interest bearing). During the year ended December 31, 2016, we recorded $52.3 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2015 acquisitions. We expect that substantially all of the goodwill recorded for these acquisitions will not be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the six months ended June 30, 2017 and the last six months of the year ended December 31, 2016 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
From the date of our preliminary allocation for Rhiag in the first quarter of 2016 through March 31, 2017, we recorded adjustments based on our valuation procedures for our acquisition of Rhiag that resulted in the allocation of $149.0 million of goodwill to acquired assets, primarily intangible assets and property and equipment; this amount includes a $5.3 million increase to goodwill recorded in 2017, primarily attributable to a decline in the value allocated to property and equipment. Additionally, from the date of our preliminary allocation for PGW in the second quarter of 2016 through June 30, 2017, we recorded adjustments based on our valuation procedures that resulted in a $23.6 million increase to goodwill recorded for our PGW acquisition, of which $2.5 million was recorded in 2017. These adjustments were primarily attributable to a decline in the value allocated to property and equipment, partially offset by an increase in the value allocated to deferred taxes. Finally, from the date of our preliminary allocations for our acquisitions completed in the first quarter of 2017 through June 30, 2017, we recorded adjustments based on our valuation procedures that resulted in a decrease to goodwill of $14.5 million. This decrease to goodwill was primarily a result of an increase in the value allocated to intangible assets and a decrease in our estimate of the acquisition date fair value of the contingent payment liability to the former owners. The income statement effect of these measurement period adjustments for our Rhiag and PGW acquisitions and our acquisitions completed in the first quarter of 2017 that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial. The balance sheet impact and income statement effect of other measurement-period adjustments recorded for acquisitions completed in prior periods were immaterial.

The preliminary purchase price allocations for the acquisitions completed during the six months ended June 30, 2017 and the year ended December 31, 2016 are as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
	All Acquisitions (1)	Rhiag	PGW (2)	Other Acquisitions	Total
Receivables	$24,697	$230,670	$136,523	$13,216	$380,409
Receivable reserves	(4,199)	(28,242)	(7,135)	(794)	(36,171)
Inventories (3)	54,806	239,529	169,159	62,223	470,911
Prepaid expenses and other current assets	(1,428)	10,793	42,573	4,445	57,811
Property and equipment	(3,436)	56,774	225,645	17,140	299,559
Goodwill	40,446	585,415	205,058	52,336	842,809
Other intangibles	16,886	429,360	37,954	2,537	469,851
Other assets (4)	2,575	2,092	57,671	(133)	59,630
Deferred income taxes	150	(110,791)	17,506	(1,000)	(94,285)
Current liabilities assumed	(16,653)	(239,665)	(168,332)	(42,290)	(450,287)
Debt assumed	(2,092)	(550,843)	(4,027)	(2,378)	(557,248)
Other noncurrent liabilities assumed	(1,539)	(23,085)	(50,847)	(103)	(74,035)
Contingent consideration liabilities	(4,279)	—	—	—	—
Other purchase price obligations	(3,615)	—	—	(6,698)	(6,698)
Notes issued	(258)	—	—	(4,087)	(4,087)
Settlement of pre-existing balances	—	(591)	—	(32)	(623)
Gain on bargain purchase (5)	(3,077)	—	—	(8,207)	(8,207)
Cash used in acquisitions, net of cash acquired (6)	$98,984	$601,416	$661,748	$86,175	$1,349,339

(1)	Includes $6.4 million and $3.1 million of adjustments to reduce property and equipment and other current assets for Rhiag and PGW, respectively.

(2)	Includes both continuing and discontinued operations of PGW. See Note 3, "Discontinued Operations" for further information on our discontinued operations.

(3)	The PGW inventory balance includes the impact of a $9.8 million step-up adjustment to report the inventory at its fair value.

(4)	The balance for PGW includes $23.6 million of investments in unconsolidated subsidiaries which relate to the discontinued portion of our PGW operations.

(5)
The amount recorded during the six months ended June 30, 2017 includes a $1.9 million increase to the gain on bargain purchase recorded for our Andrew Page acquisition as a result of changes to our estimate of the fair value of the net assets acquired. The remainder of the gain on bargain purchase recorded during the six months ended June 30, 2017 is an immaterial amount related to another acquisition in Europe completed in the second quarter of 2017, as the fair value of the net assets acquired exceeded the purchase price.

(6)
During the six months ended June 30, 2017, we paid $1.7 million for the settlement of other purchase price obligations (non-interest bearing). These payments are reflected in Acquisitions, net of cash acquired on our Unaudited Condensed Consolidated Statement of Cash Flows.

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
Other noncurrent liabilities recorded for our acquisitions of Rhiag and PGW includes a liability for certain pension and other post-retirement obligations we assumed with the acquisitions. A portion of PGW's liability for pension and post-retirement obligations relates to the glass manufacturing operations business, which was classified as discontinued operations, and was recorded within Liabilities of discontinued operations on our consolidated balance sheet as of December 31, 2016; these amounts were included in the net assets disposed of as part of the sale of the business, which occurred in the first quarter of 2017. Due to the immateriality of our pension plans for our continuing operations, we have not provided the detailed disclosures otherwise prescribed by the accounting guidance on pensions and other post-retirement obligations.
The primary objectives of our acquisitions made during the six months ended June 30, 2017 and the year ended December 31, 2016 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Our 2016 acquisition of Rhiag enabled us to expand our market presence in continental Europe. We believe that our Rhiag acquisition will allow for synergies within our European operations, most notably in procurement, and these projected synergies contributed to the goodwill recorded on the Rhiag acquisition. The aftermarket automotive glass distribution business of PGW, which is included within continuing operations, enabled us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the aftermarket automotive glass distribution business of our PGW acquisition will allow for distribution synergies with our existing network in North America, which contributed to the goodwill recorded on the acquisition.
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

The following pro forma summary presents the effect of the businesses acquired during the six months ended June 30, 2017 as though the businesses had been acquired as of January 1, 2016, and the businesses acquired during the year ended December 31, 2016 as though they had been acquired as of January 1, 2015. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue, as reported	$2,458,411	$2,304,806	$4,801,254	$4,226,282
Revenue of purchased businesses for the period prior to acquisition:
Rhiag	—	—	—	213,376
PGW (1)	—	19,506	—	102,540
Other acquisitions	6,707	124,095	34,160	248,470
Pro forma revenue	$2,465,118	$2,448,407	$4,835,414	$4,790,668

Income from continuing operations, as reported	$150,914	$137,810	$291,723	$249,981
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Rhiag	—	60	—	(143)
PGW (1),(2)	—	736	—	7,574
Other acquisitions	(629)	(50)	(803)	(16)
Acquisition related expenses, net of tax (3)	1,148	1,665	2,333	10,155
Pro forma income from continuing operations	$151,433	$140,221	$293,253	$267,551

Earnings per share from continuing operations, basic—as reported	$0.49	$0.45	$0.95	$0.82
Effect of purchased businesses for the period prior to acquisition:
Rhiag	—	0.00	—	(0.00)
PGW (1),(2)	—	0.00	—	0.02
Other acquisitions	(0.00)	(0.00)	(0.00)	(0.00)
Acquisition related expenses, net of tax (3)	0.00	0.01	0.01	0.03
Pro forma earnings per share from continuing operations, basic (4)	$0.49	$0.46	$0.95	$0.87

Earnings per share from continuing operations, diluted—as reported	$0.49	$0.45	$0.94	$0.81
Effect of purchased businesses for the period prior to acquisition:
Rhiag	—	0.00	—	(0.00)
PGW (1),(2)	—	0.00	—	0.02
Other acquisitions	(0.00)	(0.00)	(0.00)	(0.00)
Acquisition related expenses, net of tax (3)	0.00	0.01	0.01	0.03
Pro forma earnings per share from continuing operations, diluted (4)	$0.49	$0.46	$0.94	$0.86

(1)	PGW reflects the results for the continuing aftermarket automotive glass distribution business only.

(2)	Excludes $5.4 million of corporate costs for the six months ended June 30, 2016 that we do not expect to incur going forward as a result of the sale of our glass manufacturing business.

(3)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.

(4)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

Note 3. Discontinued Operations
On March 1, 2017, LKQ completed the sale of the glass manufacturing business of its PGW subsidiary to a subsidiary of Vitro S.A.B. de C.V. ("Vitro") for a sales price of $301.3 million, including cash received of $316.1 million, net of cash disposed of $14.8 million. In addition, we recorded a purchase price receivable of $3.6 million subject to post sale adjustments. Related to this transaction, the remaining portion of the Glass operating segment was combined with our Wholesale - North America operating segment, which is part of our North America reportable segment, in the first quarter of 2017. See Note 14, "Segment and Geographic Information" for further information regarding our segments.
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
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the three and six months ended June 30, 2017 and 2016, as presented in “Income (loss) from discontinued operations, net of tax” on the Unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended	Six Months Ended
	June 30, (1)	June 30,
	2016	2017	2016
Revenue	$145,887	$111,130	$145,887
Cost of goods sold	129,756	100,084	129,756
Operating expenses	5,392	8,369	5,392
Operating income	10,739	2,677	10,739
Interest and other expenses, net (2)	(3,533)	1,204	(3,533)
Income from discontinued operations before provision for income taxes	7,206	3,881	7,206
Provision for income taxes (3)	2,564	3,598	2,564
Equity in earnings (loss) of unconsolidated subsidiaries	333	(534)	333
Income (loss) from discontinued operations, net of tax	4,975	(251)	4,975
Loss on sale of discontinued operations, net of tax (4)	—	(4,280)	—
Net income (loss) from discontinued operations, net of tax	$4,975	$(4,531)	$4,975

(1)	There were no discontinued operations for the three months ended June 30, 2017 as the glass manufacturing business was sold on March 1, 2017.

(2)
The Company elected to allocate interest expense to discontinued operations based on the expected debt to be repaid. Under this approach, allocated interest from January 1, 2017 through the date of sale was $1.6 million and from April 21, 2016 to June 30, 2016 was $1.7 million. The other expenses, net were foreign currency gains and losses.

(3)	The provision for income taxes for 2017 includes a return to provision adjustment related to its international operations.

(4)
In the first quarter of 2017, upon closing of the sale and write-off of the net assets of the glass manufacturing business, we recorded a pre-tax loss on sale of $8.6 million, and a $4.3 million tax benefit. The incremental loss primarily reflects a $5.7 million payable for intercompany sales from the glass manufacturing business to the aftermarket automotive glass distribution business incurred prior to closing which was paid by LKQ during the second quarter of 2017 and capital expenditures in 2017 that were not reimbursed by the buyer. No adjustments to the loss on sale were recorded in the second quarter of 2017.

The glass manufacturing business had $3.9 million of operating cash outflows, $3.6 million of investing cash outflows mainly consisting of capital expenditures, and $15.0 million of financing cash inflows made up of parent financing for the period from January 1, 2017 through March 1, 2017. The glass manufacturing business had $31.2 million of operating cash inflows, $7.3 million of investing cash outflows mainly consisting of capital expenditures, and $7.8 million of financing cash outflows made up of parent financing for the period from April 21, 2016 through June 30, 2016.
Pursuant to the Purchase and Supply Agreement, our aftermarket automotive glass distribution business will source various products from Vitro's glass manufacturing business annually for a three year period beginning on March 1, 2017. Between January 1, 2017 and the sale date of March 1, 2017, intercompany sales between the glass manufacturing business and the continuing aftermarket automotive glass distribution business of PGW which were eliminated in consolidation were $7.8 million. Purchases under the Purchase and Supply Agreement through June 30, 2017 were $16.7 million.

Note 4.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $40.0 million and $38.3 million at June 30, 2017 and December 31, 2016, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap metal, other metals, and cores when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts which was approximately $52.0 million and $45.6 million at June 30, 2017 and December 31, 2016, respectively.
Inventories
Inventories consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Aftermarket and refurbished products	$1,613,871	$1,540,257
Salvage and remanufactured products	449,591	394,980
Total inventories	$2,063,462	$1,935,237
Our acquisitions completed during 2017 contributed $19.0 million of the increase in our aftermarket and refurbished products inventory and $35.8 million of the increase in our salvage and remanufactured products inventory. See Note 2, "Business Combinations" for further information on our acquisitions.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.

The changes in the carrying amount of goodwill by reportable segment during the six months ended June 30, 2017 are as follows (in thousands):

	North America (1)	Europe	Specialty (1)	Total
Balance as of January 1, 2017	$1,661,800	$1,099,976	$292,993	$3,054,769
Business acquisitions and adjustments to previously recorded goodwill	29,945	9,835	666	40,446
Exchange rate effects	4,206	92,394	(202)	96,398
Balance as of June 30, 2017	$1,695,951	$1,202,205	$293,457	$3,191,613

(1)	In the first quarter of 2017, we realigned a portion of our North America operations under our Specialty segment. Prior year amounts have been recast to reflect the shift in reporting structure.
The components of other intangibles acquired during the six months ended June 30, 2017, are as follows (in thousands):

Gross Amount
All 2017 Acquisitions
Trade names and trademarks	$5,540
Customer and supplier relationships	10,550
Software and other technology related assets	796
$16,886
The components of other intangibles are as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$312,886	$(64,775)	$248,111	$286,008	$(51,104)	$234,904
Customer and supplier relationships	430,348	(128,863)	301,485	395,284	(92,079)	303,205
Software and other technology related assets	89,979	(47,784)	42,195	77,329	(35,648)	41,681
Covenants not to compete	12,028	(8,486)	3,542	11,726	(7,285)	4,441
	$845,241	$(249,908)	$595,333	$770,347	$(186,116)	$584,231
Our estimated useful lives for our finite lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	4-20 years
Software and other technology related assets	Straight-line	3-6 years
Covenants not to compete	Straight-line	1-5 years
Amortization expense for intangibles was $47.9 million and $33.2 million during the six months ended June 30, 2017 and 2016, respectively. Estimated amortization expense for each of the five years through the period ending December 31, 2021 is $49.4 million (for the remaining six months of 2017), $84.5 million, $69.8 million, $55.0 million and $46.0 million, respectively.
Property and Equipment
Included in Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations as well as our distribution centers. Total depreciation expense was $58.7 million and $53.9 million during the six months ended June 30, 2017 and 2016, respectively.

Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $182.0 million and $183.5 million as of June 30, 2017 and December 31, 2016, respectively. On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen") from AxMeko AB, an affiliate of Axel Johnson AB, for an aggregate purchase price of $181.3 million. Headquartered in Stockholm, Sweden, Mekonomen is the leading independent car parts and service chain in the Nordic region of Europe, offering a range of products including spare parts and accessories for cars, and workshop services for consumers and businesses. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of June 30, 2017, the book value of our investment in Mekonomen exceeded our share of the book value of Mekonomen's net assets by $116.6 million; this difference is primarily related to goodwill and the fair value of other intangible assets. We are reporting our equity in the net earnings of Mekonomen on a one quarter lag, and therefore we recorded no equity in earnings for this investment in 2016. For the three and six months ended June 30, 2017, we recorded equity in earnings totaling $2.0 million and $2.3 million, respectively, related to our investment in Mekonomen, which represents our share of the results from the investment date through March 31, 2017, including adjustments to convert the results to US GAAP and to recognize the impact of our purchase accounting adjustments. In May 2017, we received a cash dividend of $7.5 million (SEK 66.6 million) related to our investment in Mekonomen. The level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at June 30, 2017 was $188.5 million compared to a carrying value of $179.7 million.
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

Balance as of January 1, 2017	$19,634
Warranty expense	18,369
Warranty claims	(16,762)
Balance as of June 30, 2017	$21,241
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09. ASU 2014-09 will be effective for the Company during the first quarter of our fiscal year 2018. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We will continue to evaluate the potential effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures; however, we do not plan to early adopt. Entities adopting the standard have the option of using either a full retrospective or modified retrospective approach in the application of this guidance. We are still determining which method of transition we will follow. We are currently in the process of completing customer contract reviews, determining necessary adjustments to existing accounting policies, evaluating new disclosure requirements and identifying and implementing changes to business processes as deemed necessary to support recognition and disclosure under the new guidance. Based on our preliminary assessment, we do not expect a significant impact for the majority of our revenue transactions as they generally consist of single performance obligations to transfer promised goods or services; however, we do expect the new guidance will change the way we present sales returns in our consolidated financial statements. We are still in the process of determining the magnitude of impact for this change, but expect to report sales returns on a gross basis on the balance sheet by presenting a refund liability and a return asset separately. We also expect an adjustment to revenue on the income statement for the gross up of returns reserve adjustments, which are currently recorded as a net amount within revenue.
In July 2015, the FASB issued Accounting Standards Update 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"), which requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted ASU 2015-11 during the first quarter of 2017 on a prospective basis.

Effective January 1, 2017, we are recording our inventory at the lower of cost or net realizable value, including application of the concept in determining our inventory reserves, in accordance with ASU 2015-11. The adoption of ASU 2015-11 did not have a material impact on our recorded inventory value.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which changes how entities will recognize, measure, present and make disclosures about certain financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017; early adoption is permitted. The guidance requires adoption on a prospective basis. We are still evaluating the impact that ASU 2016-01 will have on our consolidated financial statements and related disclosures, but we do not expect to early adopt in 2017.
In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between current GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. While we are still in the process of quantifying the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures, we anticipate the adoption will materially affect our consolidated balance sheet and disclosures, as the majority of our operating leases will be recorded on the balance sheet under ASU 2016-02. While we do not anticipate the adoption of this accounting standard to have a material impact on our consolidated statements of income at this time, this conclusion may change as we finalize our assessment. In order to assist in our timely implementation of the new standard, we have purchased new software to track our leases. We have engaged a third party to assist with the implementation of the new software with an expectation to complete the implementation by the end of 2018.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" (“ASU 2016-09”), to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, the treatment of forfeitures, and calculation of earnings per share. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. During the third quarter of 2016, the Company elected to early adopt ASU 2016-09 effective January 1, 2016. With the adoption of ASU 2016-09, excess tax benefits are recognized as a component of the income tax provision, whereas these amounts were previously recognized in equity. Adopting this standard resulted in a $2.1 million and $6.5 million reduction in tax expense for the three and six months ended June 30, 2016, respectively. The presentation of excess tax benefits on share-based payments was adjusted retrospectively within the Consolidated Statements of Cash Flows, resulting in a $6.7 million increase in operating cash flows for the six months ended June 30, 2016 with a corresponding decrease to financing cash flows.
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
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying value of a reporting unit exceeds the fair value, an impairment loss will be recognized for the amount of that excess, limited to the goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years and any interim impairment tests for periods beginning after December 15, 2019; early adoption is permitted for entities with annual and interim impairment tests occurring after January 1, 2017, and we early adopted for the quarter ended June 30, 2017, although we do not expect an impairment test to be performed until our annual impairment test in the fourth quarter of 2017. The guidance requires adoption on a prospective basis. At this time, we do not expect adoption of this standard to have a significant impact on our financial position, results of operations, or cash flows.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, "Scope of Modification Accounting"
("ASU 2017-09"), which provides guidance on changes to share based payment awards requiring application of modification accounting under FASB Accounting Standards Codification Topic 718, "Compensation - Stock Compensation". Under this ASU, modification accounting for awards will not be required if the fair value, vesting conditions, and classifications of awards both prior to and after the modification are the same. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017; early adoption is permitted with amendments resulting from the ASU applied prospectively to awards modified after the effective date. We early adopted for the quarter ended June 30, 2017; the adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements and related disclosures.

Note 5.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting, and advisory fees, totaled $2.1 million and $4.8 million for the three and six months ended June 30, 2017, respectively. Our 2017 expenses related to completed acquisitions and acquisitions that were pending as of June 30, 2017. Acquisition related expenses incurred during the three and six months ended June 30, 2016 totaled $3.0 million and $15.7 million. Of our 2016 expenses, $11.0 million was related to our acquisition of Rhiag, $3.9 million was related to our acquisition of PGW, and $0.8 million was related to other completed acquisitions and acquisitions that were pending as of June 30, 2016.
Acquisition Integration Plans
During the three and six months ended June 30, 2017, we incurred $0.4 million and $0.7 million of restructuring expenses, respectively. Expenses incurred during the three and six months ended June 30, 2017 were primarily a result of our ongoing integration activities in our Specialty segment, which was formed in 2014 and subsequently expanded through acquisitions, including our 2015 Coast acquisition. Expenses incurred were primarily related to facility closure and the merger of existing facilities into larger distribution centers.
During the three and six months ended June 30, 2016, we incurred $6.1 million and $8.2 million of restructuring expenses, respectively. These expenses were primarily a result of the integration of our acquisition of Parts Channel into our existing North America wholesale business, the integration of our Coast acquisition into our existing Specialty business, and the integration of our Keystone Specialty acquisition and the rationalization of certain warehousing and distribution functions between our Keystone Specialty acquisition and our existing North America wholesale business. Expenses incurred were primarily related to facility closure and relocation costs for duplicate facilities, the merger of existing facilities into larger distribution centers, and the termination of employees.
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
The fair value of RSUs that vested during the six months ended June 30, 2017 was $17.8 million.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the six months ended June 30, 2017:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2017	1,873,737	$27.58
Granted	727,846	$31.71
Vested	(564,768)	$26.15
Forfeited / Canceled	(125,447)	$31.29
Unvested as of June 30, 2017	1,911,368	$29.33
Expected to vest after June 30, 2017	1,813,925	$29.39	2.9	$59,769

(1)
The aggregate intrinsic value of unvested and expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.

Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the six months ended June 30, 2017. The total grant-date fair value of options that vested during the six months ended June 30, 2017 was $0.7 million.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the six months ended June 30, 2017:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2017	2,623,217	$9.19
Exercised	(632,773)	$8.42		$14,773
Forfeited / Canceled	(9,692)	$18.96
Balance as of June 30, 2017	1,980,752	$9.39	2.0	$46,672
Exercisable as of June 30, 2017	1,980,752	$9.39	2.0	$46,672
Exercisable as of June 30, 2017 and expected to vest thereafter	1,980,752	$9.39	2.0	$46,672

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

The following table summarizes the components of pre-tax stock-based compensation expense for our continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
RSUs	$5,158	$5,446	$12,437	$11,325
Stock options	—	29	6	66
Total stock-based compensation expense	$5,158	$5,475	$12,443	$11,391

As of June 30, 2017, unrecognized compensation expense related to unvested RSUs is $42.3 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized.

Note 7.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income from continuing operations	$150,914	$137,810	$291,723	$249,981
Denominator for basic earnings per share—Weighted-average shares outstanding	308,407	306,718	308,218	306,437
Effect of dilutive securities:
RSUs	453	796	509	689
Stock options	1,536	2,264	1,622	2,360
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	310,396	309,778	310,349	309,486
Basic earnings per share from continuing operations	$0.49	$0.45	$0.95	$0.82
Diluted earnings per share from continuing operations	$0.49	$0.45	$0.94	$0.81
Our earnings per share calculation for the three and six months ended June 30, 2016 reflects the adoption of ASU 2016-09 as discussed in Note 4, "Financial Statement Information."
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Antidilutive securities:
RSUs	—	—	73	114
Stock options	76	83	77	85

Note 8.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	June 30, 2017
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(250,950)	$11,254	$(5,778)	$(162)	$(245,636)
Pretax income (loss)	93,597	(30,179)	(724)	—	62,694
Income tax effect	—	11,136	275	—	11,411
Reclassification of unrealized loss (gain)	—	28,702	(550)	—	28,152
Reclassification of deferred income taxes	—	(10,589)	137	—	(10,452)
Other comprehensive (loss) income from unconsolidated subsidiaries	—	—	—	(439)	(439)
Ending balance	$(157,353)	$10,324	$(6,640)	$(601)	$(154,270)

	Three Months Ended
	June 30, 2016
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(96,750)	$(500)	$(7,501)	$(104,751)
Pretax loss	(73,257)	(6,528)	—	(79,785)
Income tax effect	—	2,250	—	2,250
Reclassification of unrealized loss	—	984	160	1,144
Reclassification of deferred income taxes	—	(320)	(40)	(360)
Ending balance	$(170,007)	$(4,114)	$(7,381)	$(181,502)

	Six Months Ended
	June 30, 2017
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(272,529)	$8,091	$(2,737)	$—	$(267,175)
Pretax (loss) income	113,665	(29,347)	112	—	84,430
Income tax effect	—	10,780	(43)	—	10,737
Reclassification of unrealized loss	—	32,959	(721)	—	32,238
Reclassification of deferred income taxes	—	(12,159)	185	—	(11,974)
Disposal of business	1,511	—	(3,436)	—	(1,925)
Other comprehensive (loss) income from unconsolidated subsidiaries	—	—	—	(601)	(601)
Ending balance	$(157,353)	$10,324	$(6,640)	$(601)	$(154,270)

	Six Months Ended
	June 30, 2016
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(96,890)	$(932)	$(7,648)	$(105,470)
Pretax loss	(73,117)	(6,672)	—	(79,789)
Income tax effect	—	2,278	—	2,278
Reclassification of unrealized loss	—	1,790	357	2,147
Reclassification of deferred income taxes	—	(578)	(90)	(668)
Ending balance	$(170,007)	$(4,114)	$(7,381)	$(181,502)
Net unrealized gains on our interest rate swap contracts totaling $1.7 million and $2.8 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three and six months ended June 30, 2017, respectively. We also reclassified losses of $30.4 million and $35.8 million related to our cross currency swaps to Other income, net in our Unaudited Condensed Consolidated Statements of Income during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2016, unrealized losses on our interest rate swap contracts totaling $1.0 million and $1.8 million, respectively, were reclassified to interest expense. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated other comprehensive income (loss) to provision for income taxes.

Note 9.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Senior secured credit agreement:
Term loans payable	$714,094	$732,684
Revolving credit facilities	951,010	1,358,220
Senior notes	600,000	600,000
Euro notes	571,300	525,850
Receivables securitization facility	95,150	100,000
Notes payable through October 2025 at weighted average interest rates of 2.2% and 2.1%, respectively	10,055	11,808
Other long-term debt at weighted average interest rates of 2.0% and 2.4%, respectively	68,318	37,125
Total debt	3,009,927	3,365,687
Less: long-term debt issuance costs	(19,965)	(21,611)
Less: current debt issuance costs	(2,394)	(2,305)
Total debt, net of issuance costs	2,987,568	3,341,771
Less: current maturities, net of debt issuance costs	(96,860)	(66,109)
Long term debt, net of debt issuance costs	$2,890,708	$3,275,662
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rate on borrowings outstanding under the Credit Agreement at June 30, 2017 and December 31, 2016 was 2.1% and 2.0%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, as well as a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $37.2 million was classified as current maturities at June 30, 2017 and December 31, 2016. As of June 30, 2017, there were letters of credit outstanding in the aggregate amount of $72.2 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at June 30, 2017 was $1.4 billion.
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
Repayment of Rhiag Acquired Debt and Debt Related Liabilities
On March 24, 2016, LKQ Netherlands B.V., a wholly-owned subsidiary of LKQ Corporation, borrowed €508 million under our multi-currency revolving credit facility to repay the Rhiag acquired debt and debt related liabilities. The borrowed funds were passed through an intercompany note to Rhiag and then were used to pay (i) $519.6 million (€465.0 million) for the principal of Rhiag senior note debt assumed with the acquisition, (ii) accrued interest of $8.0 million (€7.1 million) on the notes, (iii) the call premium of $23.8 million (€21.2 million) associated with early redemption of the notes and (iv) $4.9 million (€4.4 million) to terminate Rhiag’s outstanding interest rate swap related to the floating portion of the notes. The call premium is recorded as a loss on debt extinguishment in the Unaudited Condensed Consolidated Statements of Income.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly-owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of June 30, 2017 and December 31, 2016, $153.3 million and $140.3 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of June 30, 2017, the interest rate under the receivables facility was based on commercial paper rates and was 2.0%. The outstanding balances of $95.2 million and $100.0 million as of June 30, 2017 and December 31, 2016, respectively, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of June 30, 2017 and December 31, 2016 (in thousands):

	Notional Amount		Fair Value at June 30, 2017 (USD)		Fair Value at December 31, 2016 (USD)
	June 30, 2017	December 31, 2016	Other Assets	Other Noncurrent Liabilities	Other Assets	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$590,000	$590,000	$15,132	$—	$16,421	$—
Cross currency swap agreements
USD/euro	$414,477	$422,408	1,673	34,054	1,486	3,128
Total cash flow hedges			$16,805	$34,054	$17,907	$3,128

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 or December 31, 2016.
The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three and six months ended June 30, 2017 and 2016. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of June 30, 2017, we estimate that $0.6 million of derivative losses (net of tax) included in Accumulated other comprehensive income (loss) will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at June 30, 2017 and December 31, 2016, along with the effect on our results of operations during each of the three and six month periods ended June 30, 2017 and 2016, were immaterial.

Note 11.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the three and six months ended June 30, 2017, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2017 and December 31, 2016 (in thousands):

	Balance as of June 30, 2017	Fair Value Measurements as of June 30, 2017
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$40,909	$—	$40,909	$—
Interest rate swaps	16,805	—	16,805	—
Total Assets	$57,714	$—	$57,714	$—
Liabilities:
Contingent consideration liabilities	$4,948	$—	$—	$4,948
Deferred compensation liabilities	42,650	—	42,650	—
Foreign currency forward contracts	34,054	—	34,054	—
Total Liabilities	$81,652	$—	$76,704	$4,948

	Balance as of December 31, 2016	Fair Value Measurements as of December 31, 2016
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$36,131	$—	$36,131	$—
Interest rate swaps	17,907	—	17,907	—
Total Assets	$54,038	$—	$54,038	$—
Liabilities:
Contingent consideration liabilities	$3,162	$—	$—	$3,162
Deferred compensation liabilities	36,865	—	36,865	—
Foreign currency forward contracts	3,128	—	3,128	—
Total Liabilities	$43,155	$—	$39,993	$3,162
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

Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of June 30, 2017 and December 31, 2016, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $1.7 billion and $2.1 billion, respectively. In addition, based on market conditions, the fair values of the outstanding borrowings under the receivables facility reasonably approximated the carrying values of $95.2 million and $100.0 million at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the fair values of the U.S. Notes were approximately $614.6 million and $599.5 million, respectively, compared to a carrying value of $600.0 million. As of June 30, 2017 and December 31, 2016, the fair values of the Euro Notes were approximately $619.6 million and $560.6 million compared to carrying values of $571.3 million and $525.9 million, respectively.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2017 to assume these obligations. The fair value of our U.S. Notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair value of our Euro Notes is determined based upon observable market inputs including quoted market prices in a market that is not active, and therefore is classified as Level 2 within the fair value hierarchy.

Note 12.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
In the second quarter of 2017, we entered into a lease for office space to be constructed for our field support center in Nashville, Tennessee. The commencement date is scheduled for June 30, 2018, with a lease term of 17 years and the option to renew and extend the lease for three consecutive renewal terms of five years each. Rent will escalate annually by 1.5% over the prior year's rent. Under the lease, we can exercise an early purchase option after the first year of the lease.
The future minimum lease commitments under these leases at June 30, 2017 are as follows (in thousands):

Six months ending December 31, 2017	$115,765
Years ending December 31:
2018	205,391
2019	169,376
2020	136,187
2021	103,497
2022	80,872
Thereafter	527,957
Future Minimum Lease Payments	$1,339,045
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
Our effective income tax rate for the six months ended June 30, 2017 was 33.8%, compared to 33.0% for the comparable prior year period. The effective tax rate reflected the impact of favorable discrete items of $5.5 million and $6.5 million for the six months ended June 30, 2017 and 2016, respectively, for excess tax benefits from stock-based payments; the year over year decrease in the tax benefits resulted in an increase to the effective tax rate compared to the prior year. Our effective tax rate was also negatively impacted by an increase in the effective tax rate for our Europe operations as a result of changes in tax laws and expected geographic blend of earnings.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America (1)	Europe	Specialty (1)	Eliminations	Consolidated
Three Months Ended June 30, 2017
Revenue:
Third Party	$1,206,305	$889,751	$362,355	$—	$2,458,411
Intersegment	209	—	1,115	(1,324)	—
Total segment revenue	$1,206,514	$889,751	$363,470	$(1,324)	$2,458,411
Segment EBITDA	$173,732	$83,549	$48,578	$—	$305,859
Depreciation and amortization (2)	21,823	28,732	5,447	—	56,002
Three Months Ended June 30, 2016
Revenue:
Third Party	$1,137,213	$824,216	$343,377	$—	$2,304,806
Intersegment	193	(10)	1,094	(1,277)	—
Total segment revenue	$1,137,406	$824,206	$344,471	$(1,277)	$2,304,806
Segment EBITDA	$166,075	$89,982	$43,546	$—	$299,603
Depreciation and amortization (2)	20,285	28,280	5,403	—	53,968

	North America (1)	Europe	Specialty (1)	Eliminations	Consolidated
Six Months Ended June 30, 2017
Revenue:
Third Party	$2,414,352	$1,710,648	$676,254	$—	$4,801,254
Intersegment	402	—	2,150	(2,552)	—
Total segment revenue	$2,414,754	$1,710,648	$678,404	$(2,552)	$4,801,254
Segment EBITDA	$349,867	$162,243	$84,019	$—	$596,129
Depreciation and amortization (2)	42,201	53,483	10,922	—	106,606
Six Months Ended June 30, 2016
Revenue:
Third Party	$2,217,819	$1,370,967	$637,496	$—	$4,226,282
Intersegment	407	—	2,045	(2,452)	—
Total segment revenue	$2,218,226	$1,370,967	$639,541	$(2,452)	$4,226,282
Segment EBITDA	$311,766	$147,480	$76,968	$—	$536,214
Depreciation and amortization (2)	37,675	38,588	10,871	—	87,134

(1)
In the first quarter of 2017, we realigned a portion of our North America operations under our Specialty segment. Prior year results have been recast to reflect the shift in reporting structure in order to present segment results on a comparable basis.

(2)	Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings (loss) of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding discontinued operations, depreciation, amortization, interest (which includes loss on debt extinguishment) and income tax expense.

The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$150,914	$142,785	$287,192	$254,956
Subtract:
Income (loss) from discontinued operations, net of tax	—	4,975	(4,531)	4,975
Income from continuing operations	150,914	137,810	291,723	249,981
Add:
Depreciation and amortization	53,645	52,501	102,301	84,189
Depreciation and amortization - cost of goods sold	2,357	1,467	4,305	2,945
Interest expense, net	24,596	24,649	48,584	39,241
Loss on debt extinguishment	—	—	—	26,650
Provision for income taxes	75,862	70,262	148,017	123,390
EBITDA	307,374	286,689	594,930	526,396
Subtract:
Equity in earnings (loss) of unconsolidated subsidiaries	991	(186)	1,205	(548)
Gains on foreign exchange contracts - acquisition related (1)	—	—	—	18,342
Gain on bargain purchase (2)	3,077	—	3,077	—
Add:
Restructuring and acquisition related expenses (3)	2,521	9,080	5,449	23,891
Inventory step-up adjustment - acquisition related (4)	—	3,602	—	3,602
Change in fair value of contingent consideration liabilities	32	46	32	119
Segment EBITDA	$305,859	$299,603	$596,129	$536,214

(1)	Reflects gains on foreign currency forwards used to fix the euro purchase price of Rhiag. See Note 2, "Business Combinations," for further information.

(2)	Reflects the gain on bargain purchase related to our acquisitions of Andrew Page and a wholesale business in Europe. See Note 2, "Business Combinations," for further information.

(3)	See Note 5, "Restructuring and Acquisition Related Expenses," for further information.

(4)	Reflects the impact on Cost of Goods Sold of the step-up acquisition adjustment to record PGW inventory at its fair value.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 (1)	2017	2016 (1)
Capital Expenditures
North America	$22,153	$21,068	$38,913	$43,851
Europe	22,676	21,444	43,134	40,551
Specialty	2,318	2,150	5,900	10,653
Discontinued operations	—	7,264	3,598	7,264
Total capital expenditures	$47,147	$51,926	$91,545	$102,319

(1)	Prior year amounts have not been recast to reflect the realignment of a portion of our North America operations under our Specialty segment, as the amounts were not material.

The following table presents assets by reportable segment (in thousands):

	June 30,	December 31,
	2017	2016 (1)
Receivables, net
North America	$378,038	$351,681
Europe	508,940	443,281
Specialty	114,268	65,587
Total receivables, net	1,001,246	860,549
Inventories
North America	987,583	915,244
Europe	793,322	718,729
Specialty	282,557	301,264
Total inventories	2,063,462	1,935,237
Property and Equipment, net
North America	509,959	505,925
Europe	273,194	247,910
Specialty	58,455	57,741
Total property and equipment, net	841,608	811,576
Equity Method Investments
North America	336	336
Europe	181,660	183,131
Total equity method investments	181,996	183,467
Other unallocated assets	4,342,630	4,512,370
Total assets	$8,430,942	$8,303,199

(1)	In the first quarter of 2017, we realigned a portion of our North America operations under our Specialty segment. Prior year amounts have been recast to reflect the shift in reporting structure.
We report net receivables, inventories, net property and equipment, and equity method investments by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, intangibles, assets of discontinued operations and income taxes.
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
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
United States	$1,456,065	$1,375,707	$2,873,105	$2,660,674
United Kingdom	390,022	358,266	772,674	707,942
Other countries	612,324	570,833	1,155,475	857,666
Total revenue	$2,458,411	$2,304,806	$4,801,254	$4,226,282

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2017	2016
Long-lived Assets
United States	$536,714	$531,425
United Kingdom	176,908	159,689
Other countries	127,986	120,462
Total long-lived assets	$841,608	$811,576

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Aftermarket, other new and refurbished products	$1,862,573	$1,751,079	$3,620,635	$3,138,815
Recycled, remanufactured and related products and services	463,310	435,023	918,189	865,612
Other	132,528	118,704	262,430	221,855
Total revenue	$2,458,411	$2,304,806	$4,801,254	$4,226,282
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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,487,435	$1,001,733	$(30,757)	$2,458,411
Cost of goods sold	—	889,087	635,072	(30,757)	1,493,402
Gross margin	—	598,348	366,661	—	965,009
Facility and warehouse expenses	—	129,332	61,604	—	190,936
Distribution expenses	—	121,584	72,808	—	194,392
Selling, general and administrative expenses	9,165	134,527	135,250	—	278,942
Restructuring and acquisition related expenses	—	654	1,867	—	2,521
Depreciation and amortization	30	24,586	29,029	—	53,645
Operating (loss) income	(9,195)	187,665	66,103	—	244,573
Other expense (income):
Interest expense, net	16,492	26	8,078	—	24,596
Intercompany interest (income) expense, net	(2,160)	(2,735)	4,895	—	—
Gain on bargain purchase	—	—	(3,077)	—	(3,077)
Other (income) expense, net	(37)	(4,067)	1,373	—	(2,731)
Total other expense (income), net	14,295	(6,776)	11,269	—	18,788
(Loss) income from continuing operations before (benefit) provision for income taxes	(23,490)	194,441	54,834	—	225,785
(Benefit) provision for income taxes	(11,161)	73,363	13,660	—	75,862
Equity in earnings of unconsolidated subsidiaries	182	—	809	—	991
Equity in earnings of subsidiaries	163,061	5,795	—	(168,856)	—
Net income	$150,914	$126,873	$41,983	$(168,856)	$150,914

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,419,225	$919,752	$(34,171)	$2,304,806
Cost of goods sold	—	852,430	580,731	(34,171)	1,398,990
Gross margin	—	566,795	339,021	—	905,816
Facility and warehouse expenses	—	117,430	59,948	—	177,378
Distribution expenses	—	118,320	66,006	—	184,326
Selling, general and administrative expenses	8,887	128,973	112,226	—	250,086
Restructuring and acquisition related expenses	—	7,082	1,998	—	9,080
Depreciation and amortization	33	23,453	29,015	—	52,501
Operating (loss) income	(8,920)	171,537	69,828	—	232,445
Other expense (income):
Interest expense (income), net	16,125	(309)	8,833	—	24,649
Intercompany interest (income) expense, net	(2,355)	2,376	(21)	—	—
Other expense (income), net	33	(1,542)	1,047	—	(462)
Total other expense, net	13,803	525	9,859	—	24,187
(Loss) income from continuing operations before (benefit) provision for income taxes	(22,723)	171,012	59,969	—	208,258
(Benefit) provision for income taxes	(9,670)	67,812	12,120	—	70,262
Equity in earnings (loss) of unconsolidated subsidiaries	—	14	(200)	—	(186)
Equity in earnings (loss) of subsidiaries	150,863	(1,540)	—	(149,323)	—
Income from continuing operations	137,810	101,674	47,649	(149,323)	137,810
Income from discontinued operations, net of tax	4,975	4,975	1,971	(6,946)	4,975
Net income	$142,785	$106,649	$49,620	$(156,269)	$142,785

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,940,951	$1,931,704	$(71,401)	$4,801,254
Cost of goods sold	—	1,752,462	1,225,091	(71,401)	2,906,152
Gross margin	—	1,188,489	706,613	—	1,895,102
Facility and warehouse expenses	—	257,135	123,581	—	380,716
Distribution expenses	—	242,014	138,188	—	380,202
Selling, general and administrative expenses	18,348	271,822	255,999	—	546,169
Restructuring and acquisition related expenses	—	2,537	2,912	—	5,449
Depreciation and amortization	60	48,067	54,174	—	102,301
Operating (loss) income	(18,408)	366,914	131,759	—	480,265
Other expense (income):
Interest expense, net	32,672	224	15,688	—	48,584
Intercompany interest (income) expense, net	(7,832)	(1,716)	9,548	—	—
Gain on bargain purchase	—	—	(3,077)	—	(3,077)
Other expense (income), net	254	(4,236)	205	—	(3,777)
Total other expense (income), net	25,094	(5,728)	22,364	—	41,730
(Loss) income from continuing operations before (benefit) provision for income taxes	(43,502)	372,642	109,395	—	438,535
(Benefit) provision for income taxes	(18,598)	143,401	23,214	—	148,017
Equity in earnings of unconsolidated subsidiaries	—	—	1,205	—	1,205
Equity in earnings of subsidiaries	316,627	10,608	—	(327,235)	—
Income from continuing operations	291,723	239,849	87,386	(327,235)	291,723
(Loss) income from discontinued operations, net of tax	(4,531)	(4,531)	2,050	2,481	(4,531)
Net income	$287,192	$235,318	$89,436	$(324,754)	$287,192

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,737,392	$1,555,389	$(66,499)	$4,226,282
Cost of goods sold	—	1,647,670	978,858	(66,499)	2,560,029
Gross margin	—	1,089,722	576,531	—	1,666,253
Facility and warehouse expenses	—	232,640	102,343	—	334,983
Distribution expenses	—	222,474	114,195	—	336,669
Selling, general and administrative expenses	19,266	255,641	193,497	—	468,404
Restructuring and acquisition related expenses	—	11,118	12,773	—	23,891
Depreciation and amortization	69	43,997	40,123	—	84,189
Operating (loss) income	(19,335)	323,852	113,600	—	418,117
Other expense (income):
Interest expense (income), net	28,242	(166)	11,165	—	39,241
Intercompany interest (income) expense, net	(13,032)	8,966	4,066	—	—
Loss on debt extinguishment	2,894	—	23,756	—	26,650
Gains on foreign exchange contracts - acquisition related	(18,342)	—	—	—	(18,342)
Other (income) expense, net	(78)	(4,342)	1,069	—	(3,351)
Total other (income) expense, net	(316)	4,458	40,056	—	44,198
(Loss) income from continuing operations before (benefit) provision for income taxes	(19,019)	319,394	73,544	—	373,919
(Benefit) provision for income taxes	(9,557)	118,128	14,819	—	123,390
Equity in (loss) earnings of unconsolidated subsidiaries	(795)	19	228	—	(548)
Equity in earnings of subsidiaries	260,238	10,402	—	(270,640)	—
Income from continuing operations	249,981	211,687	58,953	(270,640)	249,981
Income from discontinued operations, net of tax	4,975	4,975	1,971	(6,946)	4,975
Net income	$254,956	$216,662	$60,924	$(277,586)	$254,956

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$150,914	$126,873	$41,983	$(168,856)	$150,914
Other comprehensive income (loss):
Foreign currency translation	93,597	10,097	92,903	(103,000)	93,597
Net change in unrecognized gains/losses on derivative instruments, net of tax	(930)	—	—	—	(930)
Net change in unrealized gains/losses on pension plans, net of tax	(862)	(448)	(414)	862	(862)
Net change in other comprehensive loss from unconsolidated subsidiaries	(439)	—	(439)	439	(439)
Total other comprehensive income	91,366	9,649	92,050	(101,699)	91,366
Total comprehensive income	$242,280	$136,522	$134,033	$(270,555)	$242,280

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$142,785	$106,649	$49,620	$(156,269)	$142,785
Other comprehensive (loss) income:
Foreign currency translation	(73,257)	(15,116)	(73,830)	88,946	(73,257)
Net change in unrecognized gains/losses on derivative instruments, net of tax	(3,614)	—	99	(99)	(3,614)
Net change in unrealized gains/losses on pension plans, net of tax	120	—	120	(120)	120
Total other comprehensive loss	(76,751)	(15,116)	(73,611)	88,727	(76,751)
Total comprehensive income (loss)	$66,034	$91,533	$(23,991)	$(67,542)	$66,034

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$287,192	$235,318	$89,436	$(324,754)	$287,192
Other comprehensive income (loss):
Foreign currency translation	115,176	13,975	114,035	(128,010)	115,176
Net change in unrecognized gains/losses on derivative instruments, net of tax	2,233	(133)	—	133	2,233
Net change in unrealized gains/losses on pension plans, net of tax	(3,903)	(3,253)	(650)	3,903	(3,903)
Net change in other comprehensive loss from unconsolidated subsidiaries	(601)	—	(601)	601	(601)
Total other comprehensive income	112,905	10,589	112,784	(123,373)	112,905
Total comprehensive income	$400,097	$245,907	$202,220	$(448,127)	$400,097

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$254,956	$216,662	$60,924	$(277,586)	$254,956
Other comprehensive (loss) income:
Foreign currency translation	(73,117)	(17,971)	(76,869)	94,840	(73,117)
Net change in unrecognized gains/losses on derivative instruments, net of tax	(3,182)	—	195	(195)	(3,182)
Net change in unrealized gains/losses on pension plans, net of tax	267	—	267	(267)	267
Total other comprehensive loss	(76,032)	(17,971)	(76,407)	94,378	(76,032)
Total comprehensive income (loss)	$178,924	$198,691	$(15,483)	$(183,208)	$178,924

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)
	June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$27,445	$45,865	$230,234	$—	$303,544
Receivables, net	—	300,971	700,275	—	1,001,246
Intercompany receivables, net	3,259	—	18,809	(22,068)	—
Inventories	—	1,199,944	863,518	—	2,063,462
Prepaid expenses and other current assets	20,389	46,791	65,303	—	132,483
Total current assets	51,093	1,593,571	1,878,139	(22,068)	3,500,735
Property and equipment, net	310	538,159	303,139	—	841,608
Intangible assets:
Goodwill	—	1,883,562	1,308,051	—	3,191,613
Other intangibles, net	—	154,082	441,251	—	595,333
Investment in subsidiaries	5,379,280	89,217	—	(5,468,497)	—
Intercompany notes receivable	1,182,590	796,682	—	(1,979,272)	—
Equity method investments	—	336	181,660	—	181,996
Other assets	62,025	36,177	25,765	(4,310)	119,657
Total assets	$6,675,298	$5,091,786	$4,138,005	$(7,474,147)	$8,430,942
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,267	$303,516	$416,418	$—	$724,201
Intercompany payables, net	—	18,809	3,259	(22,068)	—
Accrued expenses:
Accrued payroll-related liabilities	5,092	46,350	55,369	—	106,811
Other accrued expenses	4,940	101,199	140,608	—	246,747
Other current liabilities	283	24,621	22,137	—	47,041
Current portion of long-term obligations	36,397	1,842	58,621	—	96,860
Total current liabilities	50,979	496,337	696,412	(22,068)	1,221,660
Long-term obligations, excluding current portion	1,935,305	6,651	948,752	—	2,890,708
Intercompany notes payable	750,000	717,920	511,352	(1,979,272)	—
Deferred income taxes	—	118,207	111,365	(4,310)	225,262
Other noncurrent liabilities	82,329	111,961	42,337	—	236,627
Total stockholders’ equity	3,856,685	3,640,710	1,827,787	(5,468,497)	3,856,685
Total liabilities and stockholders' equity	$6,675,298	$5,091,786	$4,138,005	$(7,474,147)	$8,430,942

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)
	December 31, 2016
	Parent	Guarantors		Non-Guarantors	Eliminations		Consolidated
Assets
Current assets:
Cash and cash equivalents	$33,030	$35,360		$159,010	$—		$227,400
Receivables, net	—	248,188		612,361	—		860,549
Intercompany receivables, net	2,805	11,237		8,837	(22,879)		—
Inventories	—	1,149,763		785,474	—		1,935,237
Prepaid expenses and other current assets	1,640	43,165		42,963	—		87,768
Assets of discontinued operations	—	357,788		98,852	—		456,640
Total current assets	37,475	1,845,501		1,707,497	(22,879)		3,567,594
Property and equipment, net	239	527,705		283,632	—		811,576
Intangible assets:
Goodwill	—	1,851,274		1,203,495	—		3,054,769
Other intangibles, net	—	153,689		430,542	—		584,231
Investment in subsidiaries	5,067,297	242,032		—	(5,309,329)		—
Intercompany notes receivable	1,510,534	800,283		—	(2,310,817)		—
Equity method investments	—	336		183,131	—		183,467
Other assets	59,726	25,177	—	22,347	(5,688)	—	101,562
Total assets	$6,675,271	$5,445,997		$3,830,644	$(7,648,713)		$8,303,199
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,309	$244,074		$388,390	$—		$633,773
Intercompany payables, net	11,237	8,837		2,805	(22,879)		—
Accrued expenses:
Accrued payroll-related liabilities	6,404	58,187		54,164	—		118,755
Other accrued expenses	5,502	94,287		109,312	—		209,101
Other current liabilities	4,283	18,456		15,204	—		37,943
Current portion of long-term obligations	37,710	1,097		27,302	—		66,109
Liabilities of discontinued operations	—	110,890		34,214	—		145,104
Total current liabilities	66,445	535,828		631,391	(22,879)		1,210,785
Long-term obligations, excluding current portion	2,371,578	8,356		895,728	—		3,275,662
Intercompany notes payable	750,000	1,074,218		486,599	(2,310,817)		—
Deferred income taxes	—	95,765		109,580	(5,688)		199,657
Other noncurrent liabilities	44,299	90,722		39,125	—		174,146
Total stockholders’ equity	3,442,949	3,641,108		1,668,221	(5,309,329)		3,442,949
Total liabilities and stockholders' equity	$6,675,271	$5,445,997		$3,830,644	$(7,648,713)		$8,303,199

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$156,127	$290,589	$114,476	$(199,095)	$362,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(64)	(41,718)	(49,763)	—	(91,545)
Investment and intercompany note activity with subsidiaries	276,377	—	—	(276,377)	—
Acquisitions, net of cash acquired	—	(78,121)	(22,607)	—	(100,728)
Proceeds from disposals of business/investment	—	305,740	(4,443)	—	301,297
Other investing activities, net	—	(395)	5,107	—	4,712
Net cash provided by (used in) investing activities	276,313	185,506	(71,706)	(276,377)	113,736
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,151	—	—	—	5,151
Taxes paid related to net share settlements of stock-based compensation awards	(3,955)	—	—	—	(3,955)
Borrowings under revolving credit facilities	97,000	—	65,794	—	162,794
Repayments under revolving credit facilities	(515,931)	—	(69,523)	—	(585,454)
Repayments under term loans	(18,590)	—		—	(18,590)
Borrowings under receivables securitization facility	—	—	150	—	150
Repayments under receivables securitization facility	—	—	(5,000)	—	(5,000)
(Repayments) borrowings of other debt, net	(1,700)	(1,161)	22,452	—	19,591
Payments of other obligations	—	(1,336)	(743)	—	(2,079)
Other financing activities, net	—	5,000	(684)	—	4,316
Investment and intercompany note activity with parent	—	(269,668)	(6,709)	276,377	—
Dividends	—	(199,095)	—	199,095	—
Net cash (used in) provided by financing activities	(438,025)	(466,260)	5,737	475,472	(423,076)
Effect of exchange rate changes on cash and cash equivalents	—	521	15,750	—	16,271
Net (decrease) increase in cash and cash equivalents	(5,585)	10,356	64,257	—	69,028
Cash and cash equivalents of continuing operations, beginning of period	33,030	35,360	159,010	—	227,400
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	149	6,967	—	7,116
Cash and cash equivalents of continuing and discontinued operations, beginning of period	33,030	35,509	165,977	—	234,516
Cash and cash equivalents, end of period	$27,445	$45,865	$230,234	$—	$303,544

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$142,783	$300,978	$66,346	$(148,192)	$361,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(57,742)	(44,575)	—	(102,319)
Investment and intercompany note activity with subsidiaries	(1,293,298)	(34,448)	—	1,327,746	—
Acquisitions, net of cash acquired	—	(661,852)	(606,989)	—	(1,268,841)
Proceeds from disposals of business/investment	—	—	10,304	—	10,304
Proceeds from foreign exchange contracts	18,342	—	—	—	18,342
Other investing activities, net	—	400	609	—	1,009
Net cash used in investing activities	(1,274,958)	(753,642)	(640,651)	1,327,746	(1,341,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,889	—	—	—	4,889
Taxes paid related to net share settlements of stock-based compensation awards	(2,281)	—	—	—	(2,281)
Debt issuance costs	(7,100)	—	(9,071)	—	(16,171)
Proceeds from issuance of Euro notes	—	—	563,450	—	563,450
Borrowings under revolving credit facilities	1,204,000	—	618,020	—	1,822,020
Repayments under revolving credit facilities	(119,000)	—	(893,362)	—	(1,012,362)
Borrowings under term loans	89,317	—	249,161	—	338,478
Repayments under term loans	(3,122)	—	(1,599)	—	(4,721)
Borrowings under receivables securitization facility	—	—	97,000	—	97,000
Repayments under receivables securitization facility	—	—	(66,480)	—	(66,480)
Repayments of other debt, net	—	(1,657)	(6,167)	—	(7,824)
Payments of Rhiag debt and related payments	—	—	(543,347)	—	(543,347)
Payments of other obligations	—	(1,436)	—	—	(1,436)
Other financing activities, net	—	65	—	—	65
Investment and intercompany note activity with parent	—	621,619	706,127	(1,327,746)	—
Dividends	—	(148,192)	—	148,192	—
Net cash provided by financing activities	1,166,703	470,399	713,732	(1,179,554)	1,171,280
Effect of exchange rate changes on cash and cash equivalents	—	(27)	(5,857)	—	(5,884)
Net increase in cash and cash equivalents	34,528	17,708	133,570	—	185,806
Cash and cash equivalents of continuing operations, beginning of period	17,616	13,432	56,349	—	87,397
Cash and cash equivalents of continuing and discontinued operations, end of period	52,144	31,140	189,919	—	273,203
Less: Cash and cash equivalents of discontinued operations, end of period	—	12,094	9,246	—	21,340
Cash and cash equivalents, end of period	$52,144	$19,046	$180,673	$—	$251,863

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
Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers ("OEMs"); new products produced by companies other than the OEMs, which are sometimes referred to as aftermarket products; recycled products obtained from salvage vehicles; used products that have been refurbished; and used products that have been remanufactured. We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products; recycled collision and mechanical products; refurbished collision products such as wheels, bumper covers and lights; and remanufactured engines. Collectively, we refer to the four sources that are not new OEM products as alternative parts.
We are the nation’s largest provider of alternative vehicle collision replacement products and a leading provider of alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Switzerland and other Eastern European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada.
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

During the six months ended June 30, 2017, we completed 10 acquisitions, including 3 wholesale businesses in North America, 6 wholesale businesses in Europe and a Specialty vehicle aftermarket business.
On July 3, 2017, we acquired four aftermarket parts distribution businesses in Belgium. The objective of these acquisitions is to transform the existing three-step distribution model in Belgium to a two-step distribution model to align with our Netherlands operations.
On March 18, 2016, LKQ acquired Rhiag, a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. This acquisition expanded LKQ's geographic presence in continental Europe, and we believe the acquisition will generate potential procurement synergies in our Europe segment.
On April 21, 2016, LKQ acquired PGW, a leading global distributor and manufacturer of automotive glass products. PGW’s business comprised aftermarket automotive replacement glass distribution services and automotive glass manufacturing. On March 1, 2017, we sold the automotive glass manufacturing component of PGW. Unless otherwise noted, the discussion related to PGW throughout Part I, Item 2 of this quarterly report on Form 10-Q refers to ARG, which is included within continuing operations. See Note 3, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further information related to our discontinued operations. The acquisition of ARG expanded our addressable market in North America. Additionally, we believe the acquisition will create potential distribution synergies with our existing network.
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
See Note 2, "Business Combinations" to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products. Our service revenue is generated primarily from the sale of extended warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. During the six months ended June 30, 2017, parts and services revenue represented approximately 95% of our consolidated revenue.
The majority of our parts and services revenue is generated from the sale of vehicle replacement products to collision and mechanical repair shops. In North America, our vehicle replacement products include sheet metal crash parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; automotive glass products such as windshields; mirrors and grills; wheels; and large mechanical items such as engines and transmissions. In Europe, our products include a wide variety of small mechanical products such as filters, belts and hoses, spark plugs, alternators and water pumps, batteries, suspension and brake parts, clutches, and oil and lubricants. The demand for these products is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, seasonal weather patterns and local weather conditions, and the availability and pricing of new OEM parts. With respect to collision related products, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our vehicle replacement products in North America. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing to our customers when we perform these services for insurance carriers. There is no standard price for many of our vehicle replacement products, but rather a pricing structure that varies from day to day based upon such factors as new OEM product prices, product availability, quality, demand, the age and mileage of the vehicle from which the part was obtained (in the case of recycled products), competitor pricing and our product cost.

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
For the six months ended June 30, 2017, revenue from other sources represented approximately 5% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
Our cost of goods sold for recycled products includes the price we pay for the salvage vehicle and, where applicable, auction, towing and storage fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), the age of vehicles at auction and the status of laws regulating bidders or exporters of salvage vehicles. From time to time, we may also adjust our buying strategy to target vehicles with different attributes (for example, age, level of damage, and revenue potential). Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling generally account for between 10% and 15% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on February 27, 2017, includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the six months ended June 30, 2017.
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

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.7%	60.7%	60.5%	60.6%
Gross margin	39.3%	39.3%	39.5%	39.4%
Facility and warehouse expenses	7.8%	7.7%	7.9%	7.9%
Distribution expenses	7.9%	8.0%	7.9%	8.0%
Selling, general and administrative expenses	11.3%	10.9%	11.4%	11.1%
Restructuring and acquisition related expenses	0.1%	0.4%	0.1%	0.6%
Depreciation and amortization	2.2%	2.3%	2.1%	2.0%
Operating income	9.9%	10.1%	10.0%	9.9%
Other expense, net	0.8%	1.0%	0.9%	1.0%
Income from continuing operations before provision for income taxes	9.2%	9.0%	9.1%	8.8%
Provision for income taxes	3.1%	3.0%	3.1%	2.9%
Equity in earnings (loss) of unconsolidated subsidiaries	0.0%	(0.0)%	0.0%	(0.0)%
Income from continuing operations	6.1%	6.0%	6.1%	5.9%
Loss (income) from discontinued operations	0.0%	0.2%	(0.1)%	0.1%
Net income	6.1%	6.2%	6.0%	6.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	June 30,		Percentage Change in Revenue
	2017	2016	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$2,325,883	$2,186,102	3.8%	5.1%	(2.5)%	6.4%
Other revenue	132,528	118,704	11.4%	0.4%	(0.2)%	11.6%
Total revenue	$2,458,411	$2,304,806	4.2%	4.9%	(2.4)%	6.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 6.4% represented increases in segment revenue of 5.5% in North America, 7.9% in Europe, and 5.5% in Specialty. The increase in other revenue of 11.6% primarily consisted of a $13.5 million organic increase in other revenue, which was largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue during the second quarter of 2017 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold remained flat at 60.7% of revenue for the second quarter of 2017 and 2016. Cost of goods sold decreased 0.2% as a result of our North America segment, primarily related to our salvage operations. Offsetting this decrease were roughly equal increases in cost of goods sold in our Europe and Specialty segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the three months ended June 30, 2017 increased to 7.8% from 7.7% in the same period of 2016. The change in facility and warehouse expense reflected a 0.3% increase from our North America segment primarily due to an increase in personnel expenses. Partially offsetting this increase were a number of individually insignificant decreases in facility and warehouse expense as a percentage of revenue across our other segments.
Distribution Expenses. As a percentage of revenue, distribution expenses for the three month ended June 30, 2017 decreased to 7.9% from 8.0% in the same period of 2016. The decrease reflected a number of individually insignificant fluctuations in distribution expense as a percentage of revenue across all of our segments.
Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2017 increased to 11.3% from 10.9% in the same period of 2016, primarily as a result of our Europe operations. Refer to the discussion of our segment results of operations for factors contributing to the change in SG&A expenses for our Europe segment during the second quarter of 2017 compared to the prior year period.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2017		2016		Change
Restructuring expenses	$381	(1)	$6,051	(2)	$(5,670)
Acquisition related expenses	2,140	(3)	3,029	(4)	(889)
Total restructuring and acquisition related expenses	$2,521		$9,080		$(6,559)

(1)
Restructuring expenses of $0.2 million and $0.1 million for the quarter ended June 30, 2017 were primarily related to the integration of acquired businesses in our Specialty and Europe segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Restructuring expenses of $4.6 million, $1.0 million and $0.5 million for the quarter ended June 30, 2016 were primarily related to the integration of acquired businesses in our Specialty, Europe and North America segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

(3)	Acquisition related expenses for the quarter ended June 30, 2017 consisted of external costs for completed acquisitions and acquisitions that were pending as of June 30, 2017.

(4)
Acquisition related expenses for the quarter ended June 30, 2016 included $2.1 million for our acquisition of PGW, $0.4 million for our acquisition of Rhiag, and $0.5 million of external costs related to acquisitions that were pending as of June 30, 2016.

See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2017	2016	Change
Depreciation	$28,975	$28,251	$724	(1)
Amortization	24,670	24,250	420	(2)
Total depreciation and amortization	$53,645	$52,501	$1,144

(1)	The increase in depreciation expense primarily reflects the depreciation expense for property and equipment recorded related to our acquisition of Andrew Page.

(2)	The increase in amortization expense primarily reflects amortization expense for intangibles recorded for our North America acquisitions.
Other Expense, Net. The following table summarizes the components of the quarter-over-quarter increase in other expense, net (in thousands):

Other expense, net for the three months ended June 30, 2016	$24,187
Increase (decrease) due to:
Interest expense, net	(53)
Gain on bargain purchase	(3,077)	(1)
Other income, net	(2,269)
Net decrease	(5,399)
Other expense, net for the three months ended June 30, 2017	$18,788

(1)
In October 2016, we acquired Andrew Page out of receivership. We recorded a gain on bargain purchase of $8.2 million in the fourth quarter of 2016, as the fair value of the net assets acquired exceeded the purchase price. During the second quarter of 2017, we increased the gain on bargain purchase for this acquisition by $1.9 million as a result of changes to our estimate of the fair value of net assets acquired. We also recorded a gain on bargain purchase for another acquisition in Europe completed in the second quarter of 2017, as the fair value of the net assets acquired exceeded the purchase price.

Provision for Income Taxes. Our effective income tax rate was 33.6% for the three months ended June 30, 2017, compared to 33.7% for the three months ended June 30, 2016. Our effective tax rate for the three months ended June 30, 2017 reflected a favorable impact related to the gain on bargain purchase, partially offset by an increase to our effective tax rate for our Europe operations as a result of changes in tax laws and expected geographic blend of earnings.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the three months ended June 30, 2017 primarily related to our investment in Mekonomen.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the second quarter of 2016, the pound sterling, Canadian dollar and euro rates used to translate the 2017 statements of income declined by 10.9%, 4.2% and 2.6%, respectively. The translation effect of the change in these currencies against the U.S. dollar and realized and unrealized currency losses for the second quarter of 2017 resulted in a $0.01 negative effect on diluted earnings per share from continuing operations relative to the prior year.
Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax totaled $5.0 million for the three months ended June 30, 2016 and represented the automotive glass manufacturing business of PGW, which was acquired in April 2016. As this business was sold on March 1, 2017, there was no income from discontinued operations for the three months ended June 30, 2017.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Six Months Ended
	June 30,		Percentage Change in Revenue
	2017	2016	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$4,538,824	$4,004,427	4.1%	11.9%	(2.6)%	13.3%
Other revenue	262,430	221,855	18.1%	0.3%	(0.1)%	18.3%
Total revenue	$4,801,254	$4,226,282	4.9%	11.3%	(2.5)%	13.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 13.3% represented increases in segment revenue of 7.9% in North America, 24.7% in Europe, and 6.1% in Specialty. The increase in other revenue of 18.3% primarily consisted of a $40.2 million organic increase in other revenue, which was largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue during the six months ended June 30, 2017 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 60.5% of revenue in the six months ended June 30, 2017 from 60.6% of revenue in the comparable prior year period. Cost of goods sold decreased 0.5% as a result of our North America segment, primarily related to our salvage operations. Partially offsetting this decrease were roughly equal increases in cost of goods sold in our Specialty and Europe segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses for the six months ended June 30, 2017 and 2016 were flat at 7.9%. Facility and warehouse expenses included a number of individually insignificant fluctuations as a percentage of revenue across all of our segments that netted to no year over year change.
Distribution Expenses. As a percentage of revenue, distribution expenses decreased to 7.9% in the six months ended June 30, 2017 from 8.0% in the comparable prior year period. Distribution expense as a percentage of revenue reflected a number of individually insignificant fluctuations in distribution expense as a percentage of revenue across all of our segments.
Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2017 increased to 11.4% from 11.1% in the comparable prior year period, primarily due to our Europe operations. Refer to the discussion of our segment results of operations for factors contributing to the change in SG&A expenses for our Europe segment during the first half of 2017 compared to the prior year period.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2017		2016		Change
Restructuring expenses	$696	(1)	$8,187	(2)	$(7,491)
Acquisition related expenses	4,753	(3)	15,704	(4)	(10,951)
Total restructuring and acquisition related expenses	$5,449		$23,891		$(18,442)

(1)
Restructuring expenses of $0.5 million, $0.1 million, and $0.1 million for the six months ended June 30, 2017 were primarily related to the integration of acquired businesses in our Specialty, North America and Europe segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Restructuring expenses of $6.1 million, $1.2 million and $0.9 million for the six months ended June 30, 2016 were primarily related to the integration of acquired businesses in our Specialty, North America and Europe segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

(3)	Acquisition related expenses for the six months ended June 30, 2017 consisted of external costs for completed acquisitions and acquisitions that were pending as of June 30, 2017.

(4)
Acquisition related expenses for the six months ended June 30, 2016 included $11.0 million and $3.9 million related to the acquisitions of Rhiag and PGW, respectively. The remaining expense was related to other completed acquisitions and acquisitions that were pending as of June 30, 2016.

See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2017	2016	Change
Depreciation	$54,368	$51,038	$3,330	(1)
Amortization	47,933	33,151	14,782	(2)
Total depreciation and amortization	$102,301	$84,189	$18,112

(1)
The increase in depreciation expense primarily reflected the depreciation expense for property and equipment recorded related to our acquisitions of Andrew Page and Rhiag in the amount of $2.3 million and $0.9 million, respectively.

(2)	The increase in amortization expense primarily reflected amortization expense for intangibles recorded for our acquisitions of Rhiag and ARG of $10.3 million and $2.8 million, respectively.
Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the six months ended June 30, 2016	$44,198
Increase (decrease) due to:
Interest expense, net	9,343	(1)
Loss on debt extinguishment	(26,650)	(2)
Gains on foreign exchange contracts - acquisition related	18,342	(3)
Gain on bargain purchase	(3,077)	(4)
Other expense, net	(426)
Net decrease	(2,468)
Other expense, net for the six months ended June 30, 2017	$41,730

(1)	Additional interest primarily related to borrowings used to fund our acquisitions of Rhiag and PGW.

(2)
During the first quarter of 2016, we incurred a $23.8 million loss on debt extinguishment as a result of our early payment of Rhiag debt assumed as part of the acquisition, and we incurred a $2.9 million loss on debt extinguishment as a result of our January 2016 amendment to our senior secured credit agreement.

(3)
In March 2016, we entered into foreign currency forward contracts to acquire a total of €588 million used to fund the purchase price of the Rhiag acquisition. The rates under the foreign currency forwards were favorable to the spot rate on the date the funds were drawn to complete the acquisition, and as a result, these derivatives contracts generated a gain of $18.3 million.

(4)
In October 2016, we acquired Andrew Page out of receivership. We recorded a gain on bargain purchase of $8.2 million in the fourth quarter of 2016, as the fair value of the net assets acquired exceeded the purchase price. During the second quarter of 2017, we increased the gain on bargain purchase for this acquisition by $1.9 million as a result of changes to our estimate of the fair value of net assets acquired. We also recorded a gain on bargain purchase for another acquisition in Europe completed in the second quarter of 2017, as the fair value of the net assets acquired exceeded the purchase price.

Provision for Income Taxes. Our effective income tax rate was 33.8% for the six months ended June 30, 2017, compared to 33.0% for the six months ended June 30, 2016. The effective tax rate reflected the impact of favorable discrete items of $5.5 million and $6.5 million for the six months ended June 30, 2017 and 2016, respectively, for excess tax benefits from stock-based payments. The year over year change in these amounts increased the effective tax rate by 0.5% compared to the prior year. Our effective tax rate was also negatively impacted by an increase in the effective tax rate for our Europe operations as a result of changes in tax laws and expected geographic blend of earnings. Excluding the impact of discrete items, our annual effective tax rate has been close to 35% over the last three years. The tax rate will fluctuate from year to year based on the geographic mix of earnings and changes in tax laws, but absent significant movements in either of these factors, we expect our annual effective rate to hold near 35%.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the six months ended June 30, 2017 primarily related to our investment in Mekonomen.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the six months ended June 30, 2016, the pound sterling and euro rates used to translate the 2017 statements of income declined by 12.1% and 3.0%, respectively, while the Canadian dollar rate was relatively flat compared to the first half of the prior year. The translation effect of the change in these currencies against the U.S. dollar and realized and unrealized currency losses for the first half of 2017 resulted in a $0.02 negative effect on diluted earnings per share from continuing operations relative to the prior year.
Income from Discontinued Operations, net of tax. During the six months ended June 30, 2017, we recorded a loss from discontinued operations, net of tax totaling $4.5 million, of which $4.3 million was for the loss on sale of discontinued operations, compared to income from discontinued operations, net of tax totaling $5.0 million for the six months ended June 30, 2016. Discontinued operations for 2017 and 2016 represents the automotive glass manufacturing business of PGW, which was acquired in April 2016 and sold on March 1, 2017.
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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Total Segment Revenue	2016 (1)	% of Total Segment Revenue	2017	% of Total Segment Revenue	2016 (1)	% of Total Segment Revenue
Third Party Revenue
North America	$1,206,305		$1,137,213		$2,414,352		$2,217,819
Europe	889,751		824,216		1,710,648		1,370,967
Specialty	362,355		343,377		676,254		637,496
Total third party revenue	$2,458,411		$2,304,806		$4,801,254		$4,226,282
Total Revenue
North America	$1,206,514		$1,137,406		$2,414,754		$2,218,226
Europe	889,751		824,206		1,710,648		1,370,967
Specialty	363,470		344,471		678,404		639,541
Eliminations	(1,324)		(1,277)		(2,552)		(2,452)
Total revenue	$2,458,411		$2,304,806		$4,801,254		$4,226,282
Segment EBITDA
North America	$173,732	14.4%	$166,075	14.6%	$349,867	14.5%	$311,766	14.1%
Europe	83,549	9.4%	89,982	10.9%	162,243	9.5%	147,480	10.8%
Specialty	48,578	13.4%	43,546	12.6%	84,019	12.4%	76,968	12.0%

(1)
In the first quarter of 2017, we realigned a portion of our North America operations under our Specialty segment. Prior year results have been recast to reflect the shift in reporting structure in order to present segment results on a comparable basis.

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings (loss) of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding discontinued operations, depreciation, amortization, interest (which includes loss on debt extinguishment) and income tax expense. See Note 14, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to Net Income.
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
North America

Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
North America	2017	2016	Organic		Acquisition (3)	Foreign Exchange (4)	Total Change
Parts & services revenue	$1,075,656	$1,019,766	2.8%	(1)	2.9%	(0.2)%	5.5%
Other revenue	130,649	117,447	11.2%	(2)	0.1%	(0.1)%	11.2%
Total third party revenue	$1,206,305	$1,137,213	3.7%		2.6%	(0.2)%	6.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was largely attributable to increased sales volumes in our wholesale operations, primarily in our salvage operations. Within our salvage operations, the favorable volume impact, which was primarily related to mechanical parts, was a result of refinements to our buying algorithms. Also, an emphasis on inventorying more parts off of each car purchased contributed to an increase in the number of parts sold per vehicle. Similar to the prior year, we experienced mild winter weather conditions in sections of North America. While we were able to increase parts and services revenue over the prior year, we believe the weather conditions contributed to a lower growth rate than generated in prior years, as sales volumes in the first half of the second quarter are typically influenced by accident activity in the winter months.

(2)
The $13.2 million increase in other revenue primarily related to (i) a $7.9 million increase in revenue from scrap steel and other metals due to roughly equal impacts from higher prices and increased volumes year over year and (ii) a $5.1 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices year over year.

(3)
Acquisition related growth in the second quarter of 2017 included $18.6 million, or 1.6%, from our ARG acquisition. The remainder of our acquired revenue growth reflects revenue from our acquisition of eight wholesale businesses from the beginning of the second quarter of 2016 up to the one-year anniversary of the acquisition dates.

(4)
Compared to the prior year, exchange rates decreased our revenue growth by 0.2%, primarily due to the weakening of the Canadian dollar against the U.S. dollar in the second quarter of 2017 compared to the prior year second quarter.

Segment EBITDA. Segment EBITDA increased $7.7 million, or 4.6%, in the second quarter of 2017 compared to the prior year second quarter. Sequential increases in scrap steel prices in our salvage and self service operations benefited gross margins and had a favorable impact of $3.9 million on North America Segment EBITDA and approximately a $0.01 positive effect on diluted earnings per share. This favorable impact resulted from the increase in scrap steel prices between the date we purchased a car, which influences the price we pay for a car, and the date we scrapped a car, which influences the price we receive for scrapping a car.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2016	14.6%
Increase (decrease) due to:
Change in gross margin	0.4%	(1)
Change in segment operating expenses	(0.5)%	(2)
Change in other expenses	(0.1)%
Segment EBITDA for the three months ended June 30, 2017	14.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflected a 1.1% favorable impact related to our salvage operations, primarily attributable to raising revenue per car by a greater rate than car costs. Revenue per car improved due to higher volumes of parts sold per car, which was a result of refinements to our buying algorithms, an emphasis on inventorying more parts off of each car purchased, and an increase in the number of days we hold each car before it is scrapped. This improvement was partially offset by unfavorable impacts of 0.5% and 0.4% on North America gross margin attributable to our aftermarket and self service operations, respectively. Within our aftermarket operations, we experienced a decline in gross margin primarily as a result of decreases in net prices caused by higher customer discounts, partially offset by a 0.3% favorable impact on North America gross margin as a result of our procurement initiatives in our aftermarket operations, which reduced our product costs. Gross margin within our self service operations declined compared to the prior year period, as the positive impact of rising scrap prices was greater in the second quarter of 2016 than the comparable period in 2017.

(2)
The increase in segment operating expenses as a percentage of revenue reflected (i) an increase of 0.4% in other SG&A costs attributable to a number of individually insignificant increases in SG&A costs as a percentage of revenue and (ii) an increase in personnel costs of 0.3%, primarily related to increased headcount within our facilities & warehouse department. Partially offsetting these increases was a 0.3% decrease in segment operating expenses as a percentage of revenue due to $3.3 million of shared PGW corporate expenses incurred during the second quarter of 2016; these costs, which were primarily SG&A costs, ceased being incurred upon the closing of the sale of the glass manufacturing business on March 1, 2017.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Europe	2017	2016	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$887,872	$822,959	4.1%	10.0%	(6.2)%	7.9%
Other revenue	1,879	1,257	27.4%	30.5%	(8.4)%	49.4%
Total third party revenue	$889,751	$824,216	4.1%	10.0%	(6.2)%	8.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services revenue grew organically across all of our aftermarket business units in Europe from both existing locations and new branches. In Eastern Europe and the U.K., we added 40 and 7 branches, respectively, since the second quarter of 2016. Organic revenue growth for our Europe segment on a per day basis was 7.1% as there were fewer selling days in the second quarter of 2017 due to the timing of the Easter holiday compared to the prior year period.

(2)
Acquisition related growth for the second quarter of 2017 included $47.0 million, or 5.7%, from our acquisition of Andrew Page. The remainder of our acquired revenue growth included revenue from our acquisitions of five wholesale businesses in our U.K. operations and one wholesale business in our Rhiag operations, three distribution companies in the Netherlands, and two salvage businesses in Sweden since the beginning of the second quarter of 2016 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $50.9 million, or 6.2%, primarily due to the stronger U.S. dollar against the pound sterling in the second quarter of 2017 relative to the second quarter of 2016.

Segment EBITDA. Segment EBITDA decreased $6.4 million, or 7.1%, in the second quarter of 2017 compared to the prior year second quarter. Our Europe Segment EBITDA includes a negative year over year impact of $5.4 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2016. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA decreased by $1.0 million, or 1.1%, compared to the second quarter of the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the quarter ended June 30, 2017.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2016	10.9%
(Decrease) increase due to:
Change in gross margin	(0.2)%	(1)
Change in segment operating expenses	(1.4)%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended June 30, 2017	9.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Rhiag is reflected in the full quarterly results for both 2016 and 2017, and therefore, the mix impacts on gross margin and operating expenses related to this acquisition (refer to the six months discussion) are no longer a factor in the changes.

(1)
The decrease in gross margin was due to a 0.4% decline in gross margin from our Rhiag operations, resulting from an increase in customer rebates issued, and a 0.3% decline in gross margin in our U.K. operations due to incremental costs related to the Tamworth distribution facility, partially offset by a 0.3% increase in gross margin in our Benelux operations resulting from increased private label sales, which have higher gross margins. The remaining change in gross margin was attributable to individually insignificant declines and improvements in gross margin across our other Europe operations.

(2)
The increase in segment operating expenses as a percentage of revenue reflected (i) an increase of 0.7% in operating expenses as a result of the acquisition of Andrew Page, which has higher operating expenses as a percentage of revenue than our other Europe operations, (ii) an increase of 0.3% in operating expenses in our Benelux operations, primarily related to increased personnel costs due to higher temporary headcount in the second quarter of 2017 compared to the prior year second quarter and (iii) an increase of 0.2% in facility and warehouse expenses from our U.K. operations, primarily related to increased personnel costs due to the opening of 14 new branches and 1 new hub since the beginning of the second quarter of the prior year. While we have closed the Andrew Page acquisition and are consolidating its results, we are not permitted to integrate this acquisition with our existing U.K. operations until we receive approval from the CMA.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Specialty	2017	2016	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$362,355	$343,377	5.9%	0.1%	(0.5)%	5.5%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$362,355	$343,377	5.9%	0.1%	(0.5)%	5.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts & services revenue was driven primarily by increased volumes of Truck, Towing and RV parts sales. This organic growth was fueled by favorable economic conditions in most of our primary selling regions, as well as increased sales volumes of light trucks and RVs.

Segment EBITDA. Segment EBITDA increased $5.0 million, or 11.6%, in the second quarter of 2017 compared to the prior year second quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2016	12.6%
(Decrease) increase due to:
Change in gross margin	(0.9)%	(1)
Change in segment operating expenses	1.7%	(2)
Segment EBITDA for the three months ended June 30, 2017	13.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin primarily reflected unfavorable impacts of (i) 0.7% due to unfavorable product mix, (ii) a 0.3% decrease due to higher overhead costs in inventory, partially offset by (iii) 0.3% of favorable volume rebates and sales allowances.

(2)
The decrease in segment operating expenses reflected favorable facilities and warehouse expenses of 0.9% primarily related to the integration of Coast facilities. Selling, general and administrative expenses were favorable by 0.8% which primarily relates to (i) a 0.4% decline in personnel costs from the realization of integration synergies and the ability to achieve sales growth with a consistent headcount and (ii) a 0.3% decline in advertising expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
North America	2017	2016	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$2,155,531	$1,998,265	2.3%	(1)	5.6%	(0.0)%	7.9%
Other revenue	258,821	219,554	17.9%	(2)	0.1%	(0.0)%	17.9%
Total third party revenue	$2,414,352	$2,217,819	3.9%		5.0%	(0.0)%	8.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was largely attributable to increased sales volumes in our wholesale operations, primarily in our salvage operations. Within our salvage operations, the favorable volume impact, which was primarily related to mechanical parts, was a result of refinements to our buying algorithms. Also, an emphasis on inventorying more parts off of each car purchased contributed to the increase to the number of parts sold per vehicle. Similar to the prior year, we experienced mild winter weather conditions in sections of North America. While we were able to increase parts and services revenue over the prior year, we believe the weather conditions contributed to a lower growth rate than generated in prior years.

(2)
The $39.3 million increase in other revenue primarily related to (i) a $27.4 million increase in revenue from scrap steel and other metals primarily related to higher prices and, to a lesser extent, increased volumes, and (ii) a $12.8 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices and, to a lesser extent, increased volumes, year over year.

(3)
Acquisition related growth in the first half of 2017 included $91.7 million, or 4.6%, from our ARG acquisition. The remainder of our acquired revenue growth reflected revenue from our acquisition of eight wholesale businesses from the beginning of 2016 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $38.1 million, or 12.2%, in the first half of 2017 compared to the prior year period. Sequential increases in scrap steel prices in our salvage and self service operations benefited gross margins and had a favorable impact of $9.9 million on North America Segment EBITDA and approximately a $0.02 positive effect on diluted earnings per share. This favorable impact resulted from the increase in scrap steel prices between the date we purchased a car, which influences the price we pay for a car, and the date we scrapped a car, which influences the price we receive for scrapping a car.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2016	14.1%
Increase (decrease) due to:
Change in gross margin	1.0%	(1)
Change in segment operating expenses	(0.4)%	(2)
Change in other expenses	(0.2)%
Segment EBITDA for the six months ended June 30, 2017	14.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflected a 1.2% favorable impact in our salvage operations, primarily attributable to raising revenue per car by a greater rate than car costs. Revenue per car improved due to higher volumes of parts sold per car, which was a result of refinements to our buying algorithms, an emphasis on inventorying more parts off of each car purchased, and an increase in the number of days we hold each car before it is scrapped. Partially offsetting this increase was an unfavorable mix impact of 0.3% primarily related to our ARG acquisition, which has lower gross margins than our other North America operations.

(2)
The increase in segment operating expenses as a percentage of revenue reflected an unfavorable mix impact of 0.3% related to our ARG acquisition, which has higher operating expenses as a percentage of revenue than our existing North America operations.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Europe	2017	2016	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,707,038	$1,368,666	5.8%	26.5%	(7.7)%	24.7%
Other revenue	3,610	2,301	43.3%	22.7%	(9.1)%	56.8%
Total third party revenue	$1,710,648	$1,370,967	5.9%	26.5%	(7.7)%	24.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services revenue grew organically across all of our aftermarket business units in Europe from both existing locations and new branches. In Eastern Europe and the U.K., we added 52 and 14 branches, respectively, since the beginning of the prior year, and organic revenue growth includes revenue from those locations.

(2)
Acquisition related growth for the first half of 2017 included $215.9 million, or 15.7%, from our acquisition of Rhiag and $93.2 million, or 6.8%, from our acquisition of Andrew Page. The remainder of our acquired revenue growth included revenue from our acquisitions of five wholesale businesses in our U.K. operations and one wholesale business in our Rhiag operations, three distribution companies in the Netherlands, and three salvage businesses in Sweden since the beginning of 2016 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $104.8 million, or 7.7%, primarily due to the stronger U.S. dollar against the pound sterling relative to the first half of 2016.

Segment EBITDA. Segment EBITDA increased $14.8 million, or 10.0%, in the first half of 2017 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $11.5 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2016. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $26.3 million, or 17.8%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the six months ended June 30, 2017.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2016	10.8%
(Decrease) increase due to:
Change in gross margin	(0.6)%	(1)
Change in segment operating expenses	(0.8)%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the six months ended June 30, 2017	9.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin was due to (i) a 0.4% unfavorable mix impact primarily as a result of generating a higher proportion of our revenue from our Rhiag operations, which have lower gross margins than our other Europe operations, (ii) a 0.4% unfavorable impact due to an increase in customer rebates issued in our Rhiag operations, and (iii) a 0.2% decrease due to our U.K. operations, partially offset by (iv) a 0.2% increase due to our Benelux operations. The gross margin decline in our U.K. operations was primarily a result of incremental costs related to the Tamworth distribution facility. The gross margin improvement in our Benelux operations was primarily a result of increased private label sales, which have higher gross margins. The remaining change in gross margin was attributable to individually insignificant improvements in gross margin across our other Europe operations.

(2)
The increase in segment operating expenses as a percentage of revenue reflected (i) an increase of 0.8% in operating expenses as a result of the acquisition of Andrew Page, which has higher operating expenses as a percentage of revenue than our other Europe operations, (ii) an increase of 0.3% in operating expenses in our U.K. operations, primarily related to increased personnel costs due to the opening of 14 new branches and 1 new hub since the beginning of the prior year and (iii) an increase of 0.2% in operating expenses in our Rhiag operations, primarily related to increased personnel costs due to the increased cost of labor, partially offset by (iv) a 0.6% favorable impact due to mix as a result of the acquisition of Rhiag, which has lower operating expenses as a percentage of revenue than our other Europe operations.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Specialty	2017	2016	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$676,254	$637,496	6.1%	0.1%	(0.1)%	6.1%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$676,254	$637,496	6.1%	0.1%	(0.1)%	6.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts & services revenue was driven by increased sales volumes of Truck, Towing and RV parts sales, partially offset by lower sales volumes of Wheels, Tires and Performance accessories. This organic growth was fueled by favorable economic conditions in most of our primary selling regions, as well as increased sales volumes of light trucks and RVs.

Segment EBITDA. Segment EBITDA increased $7.1 million, or 9.2%, in the first half of 2017 compared to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2016	12.0%
(Decrease) increase due to:
Change in gross margin	(1.6)%	(1)
Change in segment operating expenses	2.0%	(2)
Segment EBITDA for the six months ended June 30, 2017	12.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin primarily reflected unfavorable impacts of (i) 0.6% of unfavorable product mix, (ii) a 0.6% decrease due to higher overhead costs in inventory, which is driven by warehouse costs for two new distribution centers that became fully functional in 2016, and (iii) a 0.3% decrease in overall supplier discounts as the first half of 2016 was more favorably impacted by higher volume purchase discounts from the initial stocking of the two new distribution centers.

(2)
The decrease in segment operating expenses reflected favorable facilities and warehouse expenses of 1.0% primarily related to the integration of Coast facilities. Selling, general and administrative expenses were favorable by 0.8% which primarily related to (i) a 0.5% decline in personnel costs from the realization of integration synergies and the ability to achieve sales growth with a consistent headcount and (ii) a 0.2% decline in advertising expenses. Distribution expenses were favorable by 0.2%, which also reflected Coast integration synergies through the shift from use of third party carriers to shipments through the Specialty distribution network.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Cash and equivalents	$303,544	$227,400	$251,863
Total debt (1)	3,009,927	3,365,687	3,361,684
Current maturities (2)	99,254	68,414	63,130
Capacity under credit facilities (3)	2,550,000	2,550,000	2,547,000
Availability under credit facilities (3)	1,431,674	1,019,112	1,088,846
Total liquidity (cash and equivalents plus availability under credit facilities)	1,735,218	1,246,512	1,340,709

(1)
Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $22.4 million, $23.9 million, and $26.2 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively).

(2)
Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $2.4 million, $2.3 million and $2.3 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively).

(3)	Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility. Availability under credit facilities is reduced by our letters of credit.
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
As of June 30, 2017, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2021, composed of term loans totaling $750 million ($714 million outstanding at June 30, 2017) and $2.45 billion in revolving credit ($0.95 billion outstanding at June 30, 2017), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts), reduced by $72.2 million of amounts outstanding under letters of credit

•	U.S. Notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes totaling $571 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Receivables securitization facility with availability up to $100 million ($95 million outstanding as of June 30, 2017), maturing in November 2019 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as our January 2016 amendment to our senior secured credit facilities, the issuance of €500 million of Euro Notes in April 2016, and the November 2016 amendment to our receivables securitization facility. Our financing structure, which includes our senior secured credit facilities, senior notes, and receivables securitization facility, provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of June 30, 2017, we had approximately $1.4 billion available under our credit facilities. Combined with approximately $304 million of cash and equivalents at June 30, 2017, we had approximately $1.7 billion in available liquidity, an increase of $489 million over our available liquidity as of December 31, 2016. The increase in available liquidity in 2017 is primarily attributable to the proceeds from the sale of the glass manufacturing business in March for $301 million.
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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or CDOR, depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, in 2016, we entered into cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at June 30, 2017 was 2.1%. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 3.0% at June 30, 2017.
Cash interest payments were $46.6 million for the six months ended June 30, 2017, including $24.6 million in semi-annual interest payments as a result of our U.S. Notes and our Euro Notes. Interest payments on our U.S. Notes are made in May and November, and interest payments on our Euro Notes are scheduled for April and October.
We had outstanding credit agreement borrowings of $1.7 billion and $2.1 billion at June 30, 2017 and December 31, 2016, respectively. Of these amounts, $37.2 million was classified as current maturities at both June 30, 2017 and December 31, 2016.

The scheduled maturities of long-term obligations outstanding at June 30, 2017 are as follows (in thousands):

Six months ending December 31, 2017	$76,010
Years ending December 31:
2018	44,316
2019	136,594
2020	39,287
2021	1,535,742
2022	415
Thereafter	1,177,563
Total debt (1)	$3,009,927

(1)	The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $22.4 million as of June 30, 2017).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of June 30, 2017.
As of June 30, 2017, the Company had cash of $303.5 million, of which $251.0 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resorting to repatriation of foreign earnings.
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
The following table sets forth a summary of our aftermarket inventory procurement for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
North America	$393,300	$308,100	$85,200	$659,100	$568,300	$90,800	(1)
Europe	536,100	568,900	(32,800)	1,063,500	868,100	195,400	(2)
Specialty	263,100	237,100	26,000	495,000	499,400	(4,400)	(3)
Total	$1,192,500	$1,114,100	$78,400	$2,217,600	$1,935,800	$281,800

(1)
In North America, aftermarket purchases during the six months ended June 30, 2017 increased primarily as a result of our acquisition of ARG in April 2017, which added incremental purchases of $62.7 million in the first half of 2017. Prior year amounts have been recast to include purchases from ARG.

(2)
In our Europe segment, the increase in purchases during the six months ended June 30, 2017 is primarily related to our acquisition of Rhiag in March 2016, which added incremental purchases of $148.9 million in the first half of 2017. Purchases for our U.K. operations increased in the six months ended June 30, 2017 compared to the prior year period primarily as a result of our acquisition of Andrew Page in October 2016, which added incremental purchases of $69.4 million in the first half of 2017.

(3)
The decrease in Specialty aftermarket purchases during the six months ended June 30, 2017 compared to the first half of 2016 is primarily due to (i) higher inventory purchases in the first quarter of 2016 to stock a new distribution center that opened in March 2016 and (ii) the closure of several warehouses as part of the integration of our Coast acquisition, which resulted in lower inventory purchases in the first quarter of 2017, partially offset by additional inventory purchases in the second quarter due to increased sales volumes for Truck, Towing and RV parts.

The following table sets forth a summary of our global salvage and self service procurement for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
North America Wholesale salvage cars and trucks	77	72	6.9%	152	144	5.6%	(1)
Europe Wholesale salvage cars and trucks	5	6	(16.7)%	12	12	—%
Self service and "crush only" cars	141	138	2.2%	274	263	4.2%	(2)

(1)
The number of salvage cars and trucks purchased during the three and six months ended June 30, 2017 increased primarily due to a decision to increase the number of salvage cars and trucks dismantled compared to the prior year periods.

(2)	With the increase in scrap prices compared to the prior year period, we have increased the number of self service and "crush only" vehicles purchased.
Net cash provided by operating activities totaled $362.1 million for the six months ended June 30, 2017, compared to $361.9 million during the six months ended June 30, 2016. During the first three months of 2017, our glass manufacturing business used $3.9 million of cash for operating activities compared to $31.2 million of cash provided by operating activities in the first half of 2016; these operating cash flows are nonrecurring as we closed the sale of this business on March 1, 2017.
The remaining change in cash provided by operating activities was attributable to our continuing operations. During the six months ended June 30, 2017, our operating income increased by $62.1 million compared to the first half of 2016, due to both acquisition related growth and organic growth. The increase in operating income was negatively impacted by non-cash depreciation and amortization expense, which increased by $19.5 million compared to the prior year period, primarily as a result of our Rhiag acquisition. Cash paid for taxes increased by $35.2 million during the first half of 2017 compared to the prior year period as a result of growth in the business, primarily related to our Rhiag acquisition. Cash paid for interest increased by $4.3 million in 2017 primarily as a result of increased borrowings due to 2016 acquisitions. Cash provided by operating activities decreased during the six months ended June 30, 2017 as a result of a $3.6 million inventory step-up adjustment recorded in the first half of 2016 related to our acquisition of ARG; we had no such adjustment in the current year period. Cash provided by operating activities increased during the six months ended June 30, 2017 as a result of a cash dividend related to our equity method investment in Mekonomen, of which $2.3 million was classified within operating activities.
Cash outflows for our primary working capital accounts (receivables, inventory and payables) from our continuing operations totaled $53.3 million during the six months ended June 30, 2017 compared to $27.6 million during the comparable period in 2016. In the first half of 2017, cash outflows for receivables totaled $81.4 million compared to $94.1 million for the prior year period; the decrease in cash outflows was primarily attributable to our Europe segment. During the first half of 2017, cash outflows for inventory were $15.8 million compared to cash inflows of $43.4 million in the prior year period. The period over period increase in cash outflows for inventory was primarily related to our North America and Europe segments, partially offset by a decrease in cash outflows for inventory in our Specialty segment. During the first half of 2017, cash inflows for accounts payable were $43.9 million compared to cash inflows of $23.1 million in the prior year period. The period over period increase in cash inflows for accounts payable was primarily related to our North America and Europe segments. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we expect to grow our business each year. Other operating assets and liabilities represented a $26.2 million smaller cash outflow in 2017 than the comparable period in 2016; the largest components of the change related to growth in other accrued expenses for our North America and Europe segments.
Net cash provided by investing activities totaled $113.7 million for the six months ended June 30, 2017, compared to $1.3 billion of cash used in investing activities during the six months ended June 30, 2016. We invested $100.7 million of cash, net of cash acquired, in business acquisitions during the six months ended June 30, 2017 compared to $1.3 billion in the first half of 2016, which included $601.4 million for our Rhiag acquisition and $661.9 million for our PGW acquisition. In the first quarter of 2017, we received proceeds from the sale of our glass manufacturing business totaling $301.3 million. In the first half of 2016, we entered into foreign currency contracts to fund the purchase price of the Rhiag acquisition, which generated $18.3 million of gains; we had no such contracts in the current year period. Property, plant and equipment purchases were $91.5 million in the six months ended June 30, 2017 compared to $102.3 million in the comparable period in 2016. The period over period decrease in cash outflows for purchases of property, plant and equipment was primarily related to our North America and Specialty segments and our discontinued operations. Cash provided by other investing activities increased during the six months ended June 30, 2017 primarily as a result of a cash dividend related to our equity method investment in Mekonomen, of which $5.2 million was classified within investing activities.
Net cash used in financing activities totaled $423.1 million for the six months ended June 30, 2017, compared to $1.2 billion provided by financing activities during the six months ended June 30, 2016. During the six months ended June 30, 2017, net repayments under our credit facilities totaled $446.1 million, as we used the proceeds from the sale of our glass manufacturing business and cash flows from operations to repay outstanding revolver borrowings; in the first half of 2016, we had net borrowings of $1.2 billion primarily to fund our acquisitions. In April 2016, we issued the Euro Notes generating proceeds of $563.5 million. The proceeds from the Euro Notes were used to repay a portion of the borrowings on the revolving credit facility. Additionally, we repaid $543.3 million of Rhiag acquired debt and debt related liabilities during the first half of 2016. In connection with our January 2016 amendment of our credit facilities and our April 2016 issuance of the Euro Notes, we paid $16.2 million of debt issuance costs during the six months ended June 30, 2016; no such costs were incurred in the current year period. There were $19.6 million of cash proceeds from other debt in the first half of 2017, compared to $7.8 million of cash repayments of other debt in the first half of 2016.
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
Foreign Exchange
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 40.2% and 39.1% of our revenue during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.0% change in our consolidated revenue and a 3.0% change in our operating income for the six months ended June 30, 2017. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2017 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of June 30, 2017, we had outstanding borrowings of €500 million under our Euro Notes, and £102.2 million, CAD $130.4 million, SEK 135.0 million, and €26.1 million under our revolving credit facilities.
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
As of June 30, 2017, we held ten interest rate swap contracts representing a total of $590 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of June 30, 2017, the fair value of the interest rate swap contracts was an asset of $15.1 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of June 30, 2017 we held three cross currency swap agreements for a total notional amount of $414.5 million (€392.5 million) with maturity dates in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to eliminate uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and The Bank of Tokyo-Mitsubishi UFJ, Ltd.). As of June 30, 2017, the fair value of the interest rate swap components of the cross currency swaps was an asset of $1.7 million, and the fair value of the currency forward components was a liability of $34.1 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 57% of our variable rate debt under our credit facilities at fixed rates at June 30, 2017 compared to 48% at December 31, 2016. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At June 30, 2017, we had $756.0 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $7.6 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the first half of 2017 has increased 24.4% over the average for the fourth quarter of 2016.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
 There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2016 Annual Report on Form 10-K, filed with the SEC on February 27, 2017, and our Quarterly Report on Form 10-Q filed subsequent to the Annual Report on Form 10-K, for information concerning risks and uncertainties that could negatively impact us.

Item 6.     Exhibits
Exhibits
(b) Exhibits

10.1
Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick Zarcone (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on June 5, 2017).

10.2
Employee Transition Agreement dated as of May 31, 2017 between LKQ Corporation and Robert L. Wagman (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on June 5, 2017).

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2017.

LKQ CORPORATION

/s/ DOMINICK ZARCONE
Dominick Zarcone
President, Chief Executive Officer and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)