Form 10-Q
period 2017-09-30
LKQ CORP
filed 2017-10-27
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At October 20, 2017, the registrant had issued and outstanding an aggregate of 309,044,161 shares of Common Stock.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements
LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$2,465,800	$2,207,343	$7,267,054	$6,433,625
Cost of goods sold	1,508,924	1,351,899	4,415,076	3,911,928
Gross margin	956,876	855,444	2,851,978	2,521,697
Facility and warehouse expenses	202,514	181,244	583,230	516,227
Distribution expenses	202,829	172,565	583,031	509,234
Selling, general and administrative expenses	290,635	258,332	836,804	726,736
Restructuring and acquisition related expenses	4,922	6,923	10,371	30,814
Depreciation and amortization	56,877	52,979	159,178	137,168
Operating income	199,099	183,401	679,364	601,518
Other expense (income):
Interest expense, net	25,222	24,761	73,806	64,002
Loss on debt extinguishment	—	—	—	26,650
Gains on foreign exchange contracts - acquisition related	—	—	—	(18,342)
Gains on bargain purchases	(913)	—	(3,990)	—
Other income, net	(3,107)	(1,010)	(6,884)	(4,361)
Total other expense, net	21,202	23,751	62,932	67,949
Income from continuing operations before provision for income taxes	177,897	159,650	616,432	533,569
Provision for income taxes	58,189	49,835	206,206	173,225
Equity in earnings (loss) of unconsolidated subsidiaries	2,673	29	3,878	(519)
Income from continuing operations	122,381	109,844	414,104	359,825
Income (loss) from discontinued operations, net of tax	—	12,844	(4,531)	17,819
Net income	$122,381	$122,688	$409,573	$377,644
Basic earnings per share:
Income from continuing operations	$0.40	$0.36	$1.34	$1.17
Income (loss) from discontinued operations	—	0.04	(0.01)	0.06
Net income (1)	$0.40	$0.40	$1.33	$1.23
Diluted earnings per share:
Income from continuing operations	$0.39	$0.35	$1.33	$1.16
Income (loss) from discontinued operations	—	0.04	(0.01)	0.06
Net income (1)	$0.39	$0.40	$1.32	$1.22
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$122,381	$122,688	$409,573	$377,644
Other comprehensive income (loss):
Foreign currency translation	59,618	(12,317)	174,794	(85,434)
Net change in unrecognized gains/losses on derivative instruments, net of tax	(1,776)	3,059	457	(123)
Net change in unrealized gains/losses on pension plans, net of tax	(150)	94	(4,053)	361
Net change in other comprehensive loss from unconsolidated subsidiaries	(1,034)	—	(1,635)	—
Total other comprehensive income (loss)	56,658	(9,164)	169,563	(85,196)
Total comprehensive income	$179,039	$113,524	$579,136	$292,448

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$275,077	$227,400
Receivables, net	1,021,728	860,549
Inventories	2,236,376	1,935,237
Prepaid expenses and other current assets	135,192	87,768
Assets of discontinued operations	—	456,640
Total current assets	3,668,373	3,567,594
Property and equipment, net	867,972	811,576
Intangible assets:
Goodwill	3,392,363	3,054,769
Other intangibles, net	602,424	584,231
Equity method investments	199,246	183,467
Other assets	133,560	101,562
Total assets	$8,863,938	$8,303,199
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$749,852	$633,773
Accrued expenses:
Accrued payroll-related liabilities	120,575	118,755
Other accrued expenses	253,241	209,101
Other current liabilities	51,783	37,943
Current portion of long-term obligations	126,887	66,109
Liabilities of discontinued operations	—	145,104
Total current liabilities	1,302,338	1,210,785
Long-term obligations, excluding current portion	3,021,717	3,275,662
Deferred income taxes	241,544	199,657
Other noncurrent liabilities	257,302	174,146
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 309,018,211 and 307,544,759 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3,090	3,075
Additional paid-in capital	1,135,627	1,116,690
Retained earnings	2,999,932	2,590,359
Accumulated other comprehensive loss	(97,612)	(267,175)
Total stockholders’ equity	4,041,037	3,442,949
Total liabilities and stockholders’ equity	$8,863,938	$8,303,199

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$409,573	$377,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,508	150,370
Stock-based compensation expense	17,582	17,062
Loss on debt extinguishment	—	26,650
Loss on sale of business	8,580	—
Gains on foreign exchange contracts - acquisition related	—	(18,342)
Other	(11,982)	6,711
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(75,444)	(46,376)
Inventories	(97,584)	27,070
Prepaid income taxes/income taxes payable	(928)	4,134
Accounts payable	42,175	(12,412)
Other operating assets and liabilities	(9,237)	(8,360)
Net cash provided by operating activities	449,243	524,151
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(135,537)	(152,746)
Acquisitions, net of cash acquired	(252,667)	(1,301,127)
Proceeds from disposals of business/investment	301,297	10,304
Proceeds from foreign exchange contracts	—	18,342
Other investing activities, net	2,750	537
Net cash used in investing activities	(84,157)	(1,424,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,465	7,525
Taxes paid related to net share settlements of stock-based compensation awards	(5,095)	(4,440)
Debt issuance costs	—	(16,404)
Proceeds from issuance of Euro notes	—	563,450
Borrowings under revolving credit facilities	424,976	1,961,702
Repayments under revolving credit facilities	(770,884)	(1,239,234)
Borrowings under term loans	—	338,478
Repayments under term loans	(27,884)	(9,461)
Borrowings under receivables securitization facility	8,525	100,480
Repayments under receivables securitization facility	(9,925)	(66,500)
Borrowings (repayments) of other debt, net	24,522	(2,362)
Payments of Rhiag debt and related payments	—	(543,347)
Payments of other obligations	(2,079)	(1,405)
Other financing activities, net	4,316	—
Net cash (used in) provided by financing activities	(347,063)	1,088,482
Effect of exchange rate changes on cash and cash equivalents	22,538	(3,489)
Net increase in cash and cash equivalents	40,561	184,454
Cash and cash equivalents of continuing operations, beginning of period	227,400	87,397
Add: Cash and cash equivalents of discontinued operations, beginning of period	7,116	—
Cash and cash equivalents of continuing and discontinued operations, beginning of period	234,516	87,397
Cash and cash equivalents of continuing and discontinued operations, end of period	275,077	271,851
Less: Cash and cash equivalents of discontinued operations, end of period	—	13,826
Cash and cash equivalents, end of period	$275,077	$258,025
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$218,332	$184,719
Interest	57,519	65,888
Supplemental disclosure of noncash investing and financing activities:
Contingent consideration liabilities	$6,234	$—
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions	52,576	560,955
Noncash property and equipment additions	4,918	1,617
Notes and other financing receivables in connection with disposals of business/investment	5,848	—

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares Issued	Amount
BALANCE, January 1, 2017	307,545	$3,075	$1,116,690	$2,590,359	$(267,175)	$3,442,949
Net income	—	—	—	409,573	—	409,573
Other comprehensive income	—	—	—	—	169,563	169,563
Restricted stock units vested, net of shares withheld for employee tax	736	7	(3,902)	—	—	(3,895)
Stock-based compensation expense	—	—	17,582	—	—	17,582
Exercise of stock options	772	8	6,457	—	—	6,465
Tax withholdings related to net share settlements of stock-based compensation awards	(35)	—	(1,200)	—	—	(1,200)
BALANCE, September 30, 2017	309,018	$3,090	$1,135,627	$2,999,932	$(97,612)	$4,041,037

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
During the nine months ended September 30, 2017, we completed 21 acquisitions including 4 wholesale businesses in North America, 14 wholesale businesses in Europe and 3 Specialty vehicle aftermarket businesses. Total acquisition date fair value of the consideration for these acquisitions was $280 million, composed of $250 million of cash paid (net of cash acquired), $6 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $19 million), $4 million of other purchase price obligations (non-interest bearing), $19 million of notes payable and $1 million settlement of pre-existing balances. We typically fund our acquisitions using borrowings under our credit facilities or other financing arrangements. During the nine months ended September 30, 2017, we recorded $185 million of goodwill related to these acquisitions, of which we expect $20 million to be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2017, these acquisitions generated revenue of $106 million and an operating loss of $2 million.
On March 18, 2016, LKQ acquired Rhiag-Inter Auto Parts Italia S.p.A. ("Rhiag"), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded LKQ's geographic presence in continental Europe, and we believe the acquisition will generate potential purchasing synergies. Total acquisition date fair value of the consideration for our Rhiag acquisition was €534 million ($602 million), composed of €534 million ($601 million) of cash paid (net of cash acquired) and €1 million ($1 million) of intercompany balances considered to be effectively settled as part of the transaction. In addition, we assumed €489 million ($551 million) of existing Rhiag debt as of the acquisition date. We recorded $591 million ($585 million in 2016 and $5 million in the three months ended March 31, 2017) of goodwill related to our acquisition of Rhiag, which we do not expect to be deductible for income tax purposes.
Related to the funding of the purchase price of the Rhiag acquisition, LKQ entered into foreign currency forward contracts in March 2016 to acquire a total of €588 million. The rates locked in under the foreign currency forwards were favorable to the spot rate on the settlement date, and as a result, these derivative contracts generated a gain of $18 million during the year ended December 31, 2016. The gain on the foreign currency forwards was recorded in Gains on foreign exchange contracts - acquisition related on our Unaudited Condensed Consolidated Statement of Income for the year ended December 31, 2016.
On April 21, 2016, LKQ acquired Pittsburgh Glass Works LLC (“PGW”). At acquisition, PGW’s business comprised aftermarket automotive replacement glass distribution services and automotive glass manufacturing. The acquisition expanded our addressable market in North America. Additionally, we believe the acquisition will create potential distribution synergies with our existing network. Total acquisition date fair value of the consideration for our PGW acquisition was $662 million, consisting of cash paid (net of cash acquired). We recorded $208 million ($205 million in 2016 and $3 million in the six months ended June 30, 2017) of goodwill related to our acquisition of PGW, of which we expect $104 million to be deductible for income tax purposes.

On October 4, 2016, we acquired substantially all of the business assets of Andrew Page Limited ("Andrew Page"), a distributor of aftermarket automotive parts in the U.K., out of receivership. The acquisition is subject to regulatory approval by the Competition and Markets Authority ("CMA") in the U.K. On September 14, 2017, the CMA issued its provisional findings that the acquisition was approved except that we may be required to divest up to 10 locations. The CMA's review is ongoing and we have been informed the deadline for the final decision is on or about November 6, 2017. Total acquisition date fair value of the consideration for this acquisition was £16 million ($20 million). In connection with the acquisition, we recorded a gain on bargain purchase of $11 million ($8 million recorded in the fourth quarter of 2016 and $3 million recorded in the nine months ended September 30, 2017), which is recorded on a separate line in our consolidated statement of income. We believe that we were able to acquire the net assets of Andrew Page for less than fair value as a result of (i) Andrew Page's financial difficulties that put the company into receivership prior to our acquisition and (ii) a motivated seller that desired to complete the sale in an expedient manner to ensure continuity of the business.
In addition to our acquisitions of Rhiag, PGW and Andrew Page, we acquired seven wholesale businesses in Europe and five wholesale businesses in North America during the year ended December 31, 2016. Total acquisition date fair value of the consideration for these acquisitions was $76 million, composed of $68 million of cash paid (net of cash acquired), $4 million of notes payable and $4 million of other purchase price obligations (non-interest bearing). During the year ended December 31, 2016, we recorded $52 million of goodwill related to these acquisitions and immaterial adjustments to preliminary purchase price allocations related to certain of our 2015 acquisitions. We expect that substantially all of the goodwill recorded for these acquisitions will not be deductible for income tax purposes.
Our acquisitions are accounted for under the purchase method of accounting and are included in our unaudited condensed consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair market values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2017 and the last three months of the year ended December 31, 2016 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
From the date of our preliminary allocation for Rhiag in the first quarter of 2016 through March 31, 2017, we recorded adjustments based on our valuation procedures for our acquisition of Rhiag that resulted in the allocation of $149 million of goodwill to acquired assets, primarily intangible assets and property and equipment; this amount includes a $5 million increase to goodwill recorded in 2017, primarily attributable to a decline in the value allocated to property and equipment. Additionally, from the date of our preliminary allocation for PGW in the second quarter of 2016 through June 30, 2017, we recorded adjustments based on our valuation procedures that resulted in a $24 million increase to goodwill recorded for our PGW acquisition, of which $3 million was recorded in 2017. These adjustments were primarily attributable to a decline in the value allocated to property and equipment, partially offset by an increase in the value allocated to deferred taxes. Finally, from the date of our preliminary allocations for our acquisitions completed in the first half of 2017 through September 30, 2017, we recorded adjustments based on our valuation procedures that resulted in a decrease to goodwill of $11 million. This decrease to goodwill was primarily a result of an increase in the value allocated to intangible assets and a decrease in our estimate of the acquisition date fair value of the contingent payment liability to the former owners. The income statement effect of these measurement period adjustments for our Rhiag and PGW acquisitions as well as our acquisitions completed in the first half of 2017 that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial. The balance sheet impact and income statement effect of other measurement-period adjustments recorded for acquisitions completed in prior periods were immaterial.

The preliminary purchase price allocations for the acquisitions completed during the nine months ended September 30, 2017 and the year ended December 31, 2016 are as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
	All Acquisitions (1)	Rhiag	PGW (2)	Other Acquisitions	Total
Receivables	$53,509	$230,670	$136,523	$13,216	$380,409
Receivable reserves	(5,696)	(28,242)	(7,135)	(794)	(36,171)
Inventories (3)	121,484	239,529	169,159	62,223	470,911
Prepaid expenses and other current assets	(1,147)	10,793	42,573	4,445	57,811
Property and equipment	5,511	56,774	225,645	17,140	299,559
Goodwill	192,688	585,415	205,058	52,336	842,809
Other intangibles	31,149	429,360	37,954	2,537	469,851
Other assets (4)	2,188	2,092	57,671	(133)	59,630
Deferred income taxes	(1,676)	(110,791)	17,506	(1,000)	(94,285)
Current liabilities assumed	(83,223)	(239,665)	(168,332)	(42,290)	(450,287)
Debt assumed	(29,900)	(550,843)	(4,027)	(2,378)	(557,248)
Other noncurrent liabilities assumed	(1,563)	(23,085)	(50,847)	(103)	(74,035)
Contingent consideration liabilities	(6,234)	—	—	—	—
Other purchase price obligations	(3,777)	—	—	(6,698)	(6,698)
Notes issued	(18,899)	—	—	(4,087)	(4,087)
Settlement of pre-existing balances	(620)	(591)	—	(32)	(623)
Gains on bargain purchases (5)	(3,990)	—	—	(8,207)	(8,207)
Settlement of other purchase price obligations (non-interest bearing)	2,863	—	—	—	—
Cash used in acquisitions, net of cash acquired	$252,667	$601,416	$661,748	$86,175	$1,349,339

(1)	Includes $6 million and $3 million of adjustments to reduce property and equipment and other current assets for Rhiag and PGW, respectively.

(2)	Includes both continuing and discontinued operations of PGW. See Note 3, "Discontinued Operations" for further information on our discontinued operations.

(3)	The PGW inventory balance includes the impact of a $10 million step-up adjustment to report the inventory at its fair value.

(4)	The balance for PGW includes $24 million of investments in unconsolidated subsidiaries which relate to the discontinued portion of our PGW operations.

(5)
The amount recorded during the nine months ended September 30, 2017 includes a $3 million increase to the gain on bargain purchase recorded for our Andrew Page acquisition as a result of changes to our estimate of the fair value of the net assets acquired. The remainder of the gain on bargain purchase recorded during the nine months ended September 30, 2017 is an immaterial amount related to another acquisition in Europe completed in the second quarter of 2017, as the fair value of the net assets acquired exceeded the purchase price.

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
The primary objectives of our acquisitions made during the nine months ended September 30, 2017 and the year ended December 31, 2016 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Certain 2017 acquisitions were completed to enable us to align our distribution model in the Benelux region. Our 2016 acquisition of Rhiag enabled us to expand our market presence in continental Europe. We believe that our Rhiag acquisition will allow for synergies within our European operations, most notably in procurement, and these projected synergies contributed to the goodwill recorded on the Rhiag acquisition. The aftermarket automotive glass distribution business of PGW ("PGW autoglass"), which is included within continuing operations, enabled us to enter into new product lines and increase the size of our addressable market. In addition, we believe that the acquisition of PGW autoglass will allow for distribution synergies with our existing network in North America, which contributed to the goodwill recorded on the acquisition.
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

The following pro forma summary presents the effect of the businesses acquired during the nine months ended September 30, 2017 as though the businesses had been acquired as of January 1, 2016, and the businesses acquired during the year ended December 31, 2016 as though they had been acquired as of January 1, 2015. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue, as reported	$2,465,800	$2,207,343	$7,267,054	$6,433,625
Revenue of purchased businesses for the period prior to acquisition:
Rhiag	—	—	—	213,376
PGW (1)	—	—	—	102,540
Other acquisitions	18,664	177,210	195,550	572,076
Pro forma revenue	$2,484,464	$2,384,553	$7,462,604	$7,321,617

Income from continuing operations, as reported	$122,381	$109,844	$414,104	$359,825
Income (loss) from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Rhiag	—	59	—	(84)
PGW (1),(2)	—	—	—	7,574
Other acquisitions	734	2,727	6,481	9,198
Acquisition related expenses, net of tax (3)	2,184	328	4,801	10,483
Pro forma income from continuing operations	$125,299	$112,958	$425,386	$386,996

Earnings per share from continuing operations, basic—as reported	$0.40	$0.36	$1.34	$1.17
Effect of purchased businesses for the period prior to acquisition:
Rhiag	—	0.00	—	(0.00)
PGW (1),(2)	—	—	—	0.02
Other acquisitions	0.00	0.01	0.02	0.03
Acquisition related expenses, net of tax (3)	0.01	0.00	0.02	0.03
Pro forma earnings per share from continuing operations, basic (4)	$0.41	$0.37	$1.38	$1.26

Earnings per share from continuing operations, diluted—as reported	$0.39	$0.35	$1.33	$1.16
Effect of purchased businesses for the period prior to acquisition:
Rhiag	—	0.00	—	(0.00)
PGW (1),(2)	—	—	—	0.02
Other acquisitions	0.00	0.01	0.02	0.03
Acquisition related expenses, net of tax (3)	0.01	0.00	0.02	0.03
Pro forma earnings per share from continuing operations, diluted (4)	$0.40	$0.36	$1.37	$1.25

(1)	PGW reflects the results for the continuing aftermarket automotive glass distribution business only.

(2)	Excludes $5 million of corporate costs from January 1, 2016 through April 21, 2016 that we do not expect to incur going forward as a result of the sale of the glass manufacturing business.

(3)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.

(4)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

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

Note 3. Discontinued Operations
On March 1, 2017, LKQ completed the sale of the glass manufacturing business of its PGW subsidiary to a subsidiary of Vitro S.A.B. de C.V. ("Vitro") for a sales price of $301 million, including cash received of $316 million, net of cash disposed of $15 million. In addition, we recorded a purchase price receivable of $4 million subject to post sale adjustments. Related to this transaction, the remaining portion of the Glass operating segment was combined with our Wholesale - North America operating segment, which is part of our North America reportable segment, in the first quarter of 2017. See Note 14, "Segment and Geographic Information" for further information regarding our segments.
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
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the three and nine months ended September 30, 2017 and 2016, as presented in “Income (loss) from discontinued operations, net of tax” on the Unaudited Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, (1)	September 30,
	2016	2017	2016
Revenue	$179,487	$111,130	$325,374
Cost of goods sold	151,519	100,084	281,275
Operating expenses	8,371	8,369	13,763
Operating income	19,597	2,677	30,336
Interest and other (expense) income, net (2)	(29)	1,204	(3,562)
Income from discontinued operations before provision for income taxes	19,568	3,881	26,774
Provision for income taxes (3)	6,962	3,598	9,526
Equity in earnings (loss) of unconsolidated subsidiaries	238	(534)	571
Income (loss) from discontinued operations, net of tax	12,844	(251)	17,819
Loss on sale of discontinued operations, net of tax (4)	—	(4,280)	—
Net income (loss) from discontinued operations, net of tax	$12,844	$(4,531)	$17,819

(1)	There were no discontinued operations for the three months ended September 30, 2017 as the glass manufacturing business was sold on March 1, 2017.

(2)
The Company elected to allocate interest expense to discontinued operations based on the expected debt to be repaid. Under this approach, allocated interest from January 1, 2017 through the date of sale was $2 million and from April 21, 2016 to September 30, 2016 was $4 million. The allocated interest from July 1, 2016 to September 30, 2016 was $2 million. The other expenses, net were foreign currency gains and losses.

(3)	The provision for income taxes for 2017 includes a return to provision adjustment related to international operations of the glass manufacturing business.

(4)
In the first quarter of 2017, upon closing of the sale and write-off of the net assets of the glass manufacturing business, we recorded a pre-tax loss on sale of $9 million, and a $4 million tax benefit. The incremental loss primarily reflects a $6 million payable for intercompany sales from the glass manufacturing business to the aftermarket automotive glass distribution business incurred prior to closing which was paid by LKQ during the second quarter of 2017 and capital expenditures in 2017 that were not reimbursed by the buyer. No adjustments to the loss on sale were recorded in the third quarter of 2017.

The glass manufacturing business had $4 million of operating cash outflows, $4 million of investing cash outflows mainly consisting of capital expenditures, and $15 million of financing cash inflows made up of parent financing for the period from January 1, 2017 through March 1, 2017. The glass manufacturing business had $26 million of operating cash inflows, $18 million of investing cash outflows mainly consisting of capital expenditures, and $1 million of financing cash inflows made up of parent financing for the period from April 21, 2016 through September 30, 2016.
Pursuant to the Purchase and Supply Agreement, our aftermarket automotive glass distribution business will source various products from Vitro's glass manufacturing business annually for a three year period beginning on March 1, 2017. Between January 1, 2017 and the sale date of March 1, 2017, intercompany sales between the glass manufacturing business and the continuing aftermarket automotive glass distribution business of PGW which were eliminated in consolidation were $8 million. Purchases under the Purchase and Supply Agreement through September 30, 2017 were $27 million.

Note 4.	Financial Statement Information
Revenue Recognition
The majority of our revenue is derived from the sale of vehicle parts. Revenue is recognized when the products are shipped to, delivered to or picked up by customers and title has transferred, subject to an allowance for estimated returns, discounts and allowances that we estimate based upon historical information. We recorded a reserve for estimated returns, discounts and allowances of approximately $42 million and $38 million at September 30, 2017 and December 31, 2016, respectively. We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Unaudited Condensed Consolidated Statements of Income and are shown as a current liability on our Unaudited Condensed Consolidated Balance Sheets until remitted. We recognize revenue from the sale of scrap metal, other metals, and cores when title has transferred, which typically occurs upon delivery to the customer.
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts which was approximately $56 million and $46 million at September 30, 2017 and December 31, 2016, respectively.
Inventories
Inventories consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Aftermarket and refurbished products	$1,769,539	$1,540,257
Salvage and remanufactured products	466,837	394,980
Total inventories	$2,236,376	$1,935,237
Our acquisitions completed during 2017 contributed $85 million of the increase in our aftermarket and refurbished products inventory and $36 million of the increase in our salvage and remanufactured products inventory. See Note 2, "Business Combinations" for further information on our acquisitions.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.

The changes in the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2017 are as follows (in thousands):

	North America (1)	Europe	Specialty (1)	Total
Balance as of January 1, 2017	$1,661,800	$1,099,976	$292,993	$3,054,769
Business acquisitions and adjustments to previously recorded goodwill	31,964	154,926	5,798	192,688
Exchange rate effects	8,858	136,487	(439)	144,906
Balance as of September 30, 2017	$1,702,622	$1,391,389	$298,352	$3,392,363

(1)	In the first quarter of 2017, we realigned a portion of our North America operations under our Specialty segment. Prior year amounts have been recast to reflect the shift in reporting structure.
The components of other intangibles acquired during the nine months ended September 30, 2017, are as follows (in thousands):

Gross Amount
All 2017 Acquisitions
Trade names and trademarks	$15,189
Customer and supplier relationships	10,550
Software and other technology related assets	4,796
Covenants not to compete	614
$31,149
The components of other intangibles are as follows (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$328,914	$(69,824)	$259,090	$286,008	$(51,104)	$234,904
Customer and supplier relationships	441,182	(148,499)	292,683	395,284	(92,079)	303,205
Software and other technology related assets	101,646	(54,688)	46,958	77,329	(35,648)	41,681
Covenants not to compete	12,838	(9,145)	3,693	11,726	(7,285)	4,441
	$884,580	$(282,156)	$602,424	$770,347	$(186,116)	$584,231
Our estimated useful lives for our finite lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	4-20 years
Software and other technology related assets	Straight-line	3-8 years
Covenants not to compete	Straight-line	1-5 years
Amortization expense for intangibles was $26 million and $74 million during the three and nine months ended September 30, 2017, respectively, and $25 million and $58 million during the three and nine months ended September 30, 2016, respectively. Estimated amortization expense for each of the five years through the period ending December 31, 2021 is $26 million (for the remaining three months of 2017), $89 million, $74 million, $59 million and $49 million, respectively.
Property and Equipment
Included in Cost of Goods Sold on the Unaudited Condensed Consolidated Statements of Income is depreciation expense associated with our refurbishing, remanufacturing, and furnace operations, and our distribution centers. Total depreciation expense was $34 million and $93 million during the three and nine months ended September 30, 2017, respectively, and $30 million and $84 million during the three and nine months ended September 30, 2016, respectively.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $199 million and $183 million as of September 30, 2017 and December 31, 2016, respectively. On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen") from AxMeko AB, an affiliate of Axel Johnson AB, for an aggregate purchase price of $181 million. Headquartered in Stockholm, Sweden, Mekonomen is the leading independent car parts and service chain in the Nordic region of Europe, offering a range of products including spare parts and accessories for cars, and workshop services for consumers and businesses. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of September 30, 2017, the book value of our investment in Mekonomen exceeded our share of the book value of Mekonomen's net assets by $123 million; this difference is primarily related to goodwill and the fair value of other intangible assets. We are reporting our equity in the net earnings of Mekonomen on a one quarter lag, and therefore we recorded no equity in earnings for this investment in 2016. For the three and nine months ended September 30, 2017, we recorded equity in earnings totaling $3 million and $5 million, respectively, related to our investment in Mekonomen, which represents our share of the results from the investment date through June 30, 2017, including adjustments to convert the results to US GAAP and to recognize the impact of our purchase accounting adjustments. In May 2017, we received a cash dividend of $7 million (SEK 67 million) related to our investment in Mekonomen. The level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at September 30, 2017 was $216 million compared to a carrying value of $193 million.
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

Balance as of January 1, 2017	$19,634
Warranty expense	28,262
Warranty claims	(26,835)
Balance as of September 30, 2017	$21,061
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09. ASU 2014-09 will be effective for the Company during the first quarter of our fiscal year 2018. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We will continue to evaluate the potential effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures; however, we do not plan to early adopt. Entities adopting the standard have the option of using either a full retrospective or modified retrospective approach in the application of this guidance. We will be adopting the standard using the modified retrospective approach with a cumulative effect adjustment recognized in the opening balance of retained earnings in the period of adoption. We are currently in the process of determining the necessary adjustments to existing accounting policies, evaluating new disclosure requirements and identifying and implementing changes to business processes as deemed necessary to support recognition and disclosure under the new guidance. Based on our preliminary assessment, we do not expect a significant impact for the majority of our revenue transactions as they generally consist of single performance obligations to transfer promised goods or services; however, we do expect the new guidance will change the way we present sales returns in our consolidated financial statements. We are still in the process of determining the magnitude of impact for this change, but expect to report sales returns on a gross basis on the balance sheet by presenting a refund liability and a return asset separately. We also expect an adjustment to revenue on the income statement for the gross up of returns reserve adjustments, which are currently recorded as a net amount within revenue.

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
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), to add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 includes guidance on classification for the following items: debt prepayment or debt extinguishment costs, settlement of zero coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned or bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and other separately identifiable cash flows where application of the predominance principle is prescribed. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017; early adoption is permitted. The guidance requires retrospective application to all periods presented unless it is impracticable to do so. We are still evaluating the impact that ASU
2016-15 will have on our consolidated financial statements and related disclosures. We do not expect adoption of this standard to have a significant impact on our cash flows.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. Under the new guidance, if the carrying value of a reporting unit exceeds the fair value, an impairment loss will be recognized for the amount of that excess, limited to the goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years and any interim impairment tests for periods beginning after December 15, 2019; early adoption is permitted for entities with annual and interim impairment tests occurring after January 1, 2017, and we early adopted for the quarter ended June 30, 2017, although we have not performed an interim impairment test through September 30, 2017. The guidance requires adoption on a prospective basis. At this time, we do not expect adoption of this standard to have a significant impact on our financial position, results of operations, or cash flows.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, "Scope of Modification Accounting"
("ASU 2017-09"), which provides guidance on changes to share based payment awards requiring application of modification accounting under FASB Accounting Standards Codification Topic 718, "Compensation - Stock Compensation." Under this ASU, modification accounting for awards will not be required if the fair value, vesting conditions, and classifications of awards both prior to and after the modification are the same. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017; early adoption is permitted with amendments resulting from the ASU applied prospectively to awards modified after the effective date. We early adopted for the quarter ended June 30, 2017; the adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements and related disclosures.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which amends the hedge accounting recognition and presentation requirements in

ASC 815 ("Derivatives and Hedging"). The ASU significantly alters the hedge accounting model by making it easier for an entity to achieve and maintain hedge accounting and provides for accounting that better reflects an entity's risk management activities. ASU 2017-12 is effective for fiscal years and interim periods beginning after December 15, 2018; early adoption is permitted. Entities will adopt the ASU’s provisions by applying a modified retrospective approach to existing hedging relationships as of the adoption date. At this time, we are still evaluating the impact of this standard on our financial statements.

Note 5.	Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting, and advisory fees, totaled $3 million and $8 million for the three and nine months ended September 30, 2017, respectively. Our 2017 expenses related to completed acquisitions and acquisitions that were pending as of September 30, 2017. Acquisition related expenses incurred during the three and nine months ended September 30, 2016 totaled $3 million and $18 million. Of our 2016 expenses, $11 million was related to our acquisition of Rhiag, $4 million was related to our acquisition of PGW, and $3 million was related to other completed acquisitions and acquisitions that were pending as of September 30, 2016.
Acquisition Integration Plans and Restructuring
During the three and nine months ended September 30, 2017, we incurred $2 million and $2 million of restructuring expenses, respectively. Expenses incurred during the three and nine months ended September 30, 2017 were primarily a result of our ongoing integration activities in our Specialty segment, which was formed in 2014 and subsequently expanded through acquisitions. Expenses incurred were primarily related to facility closure and the merger of existing facilities into larger distribution centers.
During the three and nine months ended September 30, 2016, we incurred restructuring expenses of $4 million and $12 million, respectively. These expenses were primarily a result of the integration of our acquisition of Parts Channel into our existing North America wholesale business and the integration of our Coast acquisition into our existing Specialty business. Expenses incurred were primarily related to facility closure and relocation costs for duplicate facilities, the merger of existing facilities into larger distribution centers, and the termination of employees.
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations in 2017. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be less than $5 million.

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
The fair value of RSUs that vested during the nine months ended September 30, 2017 was $27 million.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the nine months ended September 30, 2017:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2017	1,873,737	$27.58
Granted	743,926	$31.77
Vested	(858,470)	$26.85
Forfeited / Canceled	(146,769)	$31.15
Unvested as of September 30, 2017	1,612,424	$29.58
Expected to vest after September 30, 2017	1,555,391	$29.56	2.7	$55,979

(1)
The aggregate intrinsic value of unvested and expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.

Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the nine months ended September 30, 2017. The total grant-date fair value of options that vested during the nine months ended September 30, 2017 was $1 million.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the nine months ended September 30, 2017:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2017	2,623,217	$9.19
Exercised	(772,157)	$8.61		$18,256
Forfeited / Canceled	(15,800)	$24.12
Balance as of September 30, 2017	1,835,260	$9.31	1.8	$48,969
Exercisable as of September 30, 2017	1,835,260	$9.31	1.8	$48,969
Exercisable as of September 30, 2017 and expected to vest thereafter	1,835,260	$9.31	1.8	$48,969

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

The following table summarizes the components of pre-tax stock-based compensation expense for our continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
RSUs	$5,139	$5,546	$17,576	$16,871
Stock options	—	46	6	112
Total stock-based compensation expense	$5,139	$5,592	$17,582	$16,983

As of September 30, 2017, unrecognized compensation expense related to unvested RSUs is $37 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized.

Note 7.	Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income from continuing operations	$122,381	$109,844	$414,104	$359,825
Denominator for basic earnings per share—Weighted-average shares outstanding	308,909	307,190	308,451	306,690
Effect of dilutive securities:
RSUs	485	681	501	686
Stock options	1,385	2,165	1,543	2,295
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	310,779	310,036	310,495	309,671
Basic earnings per share from continuing operations	$0.40	$0.36	$1.34	$1.17
Diluted earnings per share from continuing operations	$0.39	$0.35	$1.33	$1.16
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Antidilutive securities:
RSUs	—	—	50	76
Stock options	—	—	51	57

Note 8.	Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	September 30, 2017
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(157,353)	$10,324	$(6,640)	$(601)	$(154,270)
Pretax income (loss)	63,769	(15,402)	—	—	48,367
Income tax effect	(4,151)	5,683	—	—	1,532
Reclassification of unrealized loss (gain)	—	12,591	(200)	—	12,391
Reclassification of deferred income taxes	—	(4,648)	50	—	(4,598)
Other comprehensive (loss) income from unconsolidated subsidiaries	—	—	—	(1,034)	(1,034)
Ending balance	$(97,735)	$8,548	$(6,790)	$(1,635)	$(97,612)

	Three Months Ended
	September 30, 2016
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(170,007)	$(4,114)	$(7,381)	$(181,502)
Pretax (loss) income	(12,317)	3,390	—	(8,927)
Income tax effect	—	(1,087)	—	(1,087)
Reclassification of unrealized loss	—	1,124	125	1,249
Reclassification of deferred income taxes	—	(368)	(31)	(399)
Ending balance	$(182,324)	$(1,055)	$(7,287)	$(190,666)

	Nine Months Ended
	September 30, 2017
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(272,529)	$8,091	$(2,737)	$—	$(267,175)
Pretax (loss) income	177,434	(44,749)	112	—	132,797
Income tax effect	(4,151)	16,463	(43)	—	12,269
Reclassification of unrealized loss	—	45,551	(921)	—	44,630
Reclassification of deferred income taxes	—	(16,808)	235	—	(16,573)
Disposal of business	1,511	—	(3,436)	—	(1,925)
Other comprehensive (loss) income from unconsolidated subsidiaries	—	—	—	(1,635)	(1,635)
Ending balance	$(97,735)	$8,548	$(6,790)	$(1,635)	$(97,612)

	Nine Months Ended
	September 30, 2016
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(96,890)	$(932)	$(7,648)	$(105,470)
Pretax loss	(85,434)	(3,332)	—	(88,766)
Income tax effect	—	1,241	—	1,241
Reclassification of unrealized loss	—	2,912	482	3,394
Reclassification of deferred income taxes	—	(944)	(121)	(1,065)
Ending balance	$(182,324)	$(1,055)	$(7,287)	$(190,666)
Net unrealized gains on our interest rate swap contracts totaling $2 million and $5 million were reclassified to interest expense in our Unaudited Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2017, respectively. We also reclassified losses of $15 million and $50 million related to our cross currency swaps to Other income, net in our Unaudited Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2016, unrealized losses on our interest rate swap contracts totaling $1 million and $3 million, respectively, were reclassified to interest expense. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated other comprehensive income (loss) to provision for income taxes.

Note 9.	Long-Term Obligations
Long-Term Obligations consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Senior secured credit agreement:
Term loans payable	$704,800	$732,684
Revolving credit facilities	1,041,754	1,358,220
Senior notes	600,000	600,000
Euro notes	590,700	525,850
Receivables securitization facility	98,600	100,000
Notes payable through October 2025 at weighted average interest rates of 1.2% and 2.1%, respectively	44,830	11,808
Other long-term debt at weighted average interest rates of 2.4% and 2.4%, respectively	89,416	37,125
Total debt	3,170,100	3,365,687
Less: long-term debt issuance costs	(19,063)	(21,611)
Less: current debt issuance costs	(2,433)	(2,305)
Total debt, net of issuance costs	3,148,604	3,341,771
Less: current maturities, net of debt issuance costs	(126,887)	(66,109)
Long term debt, net of debt issuance costs	$3,021,717	$3,275,662
Senior Secured Credit Agreement
On January 29, 2016, LKQ Corporation, LKQ Delaware LLP, and certain other subsidiaries (collectively, the "Borrowers") entered into the Fourth Amended and Restated Credit Agreement ("Credit Agreement"), which amended the Company’s Third Amended and Restated Credit Agreement by modifying certain terms to (1) extend the maturity date by approximately two years to January 29, 2021; (2) increase the total availability under the credit agreement from $2.3 billion to $3.2 billion (composed of $2.5 billion in the revolving credit facility's multicurrency component; and $750 million of term loans, which consist of term loans of approximately $500 million and €230 million); (3) increase our ability to incur additional indebtedness; and (4) make other immaterial or clarifying modifications and amendments to the terms of the Third Amended and Restated Credit Agreement. The additional term loan borrowing was used to repay outstanding revolver borrowings and the amount outstanding under our receivables securitization facility, and to pay fees and expenses relating to the amendment and restatement. The remaining additional term loan borrowing was used for general corporate purposes.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rate on borrowings outstanding under the Credit Agreement at September 30, 2017 and December 31, 2016 was 2.0% and 2.0%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $37 million was classified as current maturities at both September 30, 2017 and December 31, 2016. As of September 30, 2017, there were letters of credit outstanding in the aggregate amount of $71 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at September 30, 2017 was $1.3 billion.
Related to the execution of the Credit Agreement in January 2016, we incurred $6 million of fees, of which $5 million were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement. The remaining $1 million of fees, together with $2 million of capitalized debt issuance costs related to our Third Amended and Restated Credit Agreement, were expensed during the year ended December 31, 2016 as a loss on debt extinguishment.
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
Repayment of Rhiag Acquired Debt and Debt Related Liabilities
On March 24, 2016, LKQ Netherlands B.V., a wholly-owned subsidiary of LKQ Corporation, borrowed €508 million under our multi-currency revolving credit facility to repay the Rhiag acquired debt and debt related liabilities. The borrowed funds were passed through an intercompany note to Rhiag and then were used to pay (i) $520 million (€465 million) for the principal of Rhiag senior note debt assumed with the acquisition, (ii) accrued interest of $8 million (€7 million) on the notes, (iii) the call premium of $24 million (€21 million) associated with early redemption of the notes and (iv) $5 million (€4 million) to terminate Rhiag’s outstanding interest rate swap related to the floating portion of the notes. The call premium is recorded as a loss on debt extinguishment in the Unaudited Condensed Consolidated Statements of Income.
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
The Euro Notes and the guarantees are, respectively, the Issuer’s and each Euro Notes Guarantor’s senior unsecured obligations and are subordinated to all of the Issuer's and the Euro Notes Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes to the extent of the assets of those subsidiaries. The Euro Notes have been listed on the ExtraMOT, Professional Segment of the Borsa Italia S.p.A. securities exchange and the Global Exchange Market of the Irish Stock Exchange.
Related to the execution of the Euro Notes in April 2016, we incurred $10 million of fees which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the offering.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly-owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the investors. As of September 30, 2017 and December 31, 2016, $132 million and $140 million, respectively, of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. Commercial paper rates will be the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of September 30, 2017, the interest rate under the receivables facility was based on commercial paper rates and was 2.1%. The outstanding balances of $99 million and $100 million as of September 30, 2017 and December 31, 2016, respectively, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
In 2016, we entered into three cross currency swap agreements for a total notional amount of $422 million (€400 million). The notional amount steps down by €15 million annually through 2020 with the remainder maturing in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. The effective portion of the changes in the fair value of the derivative instruments is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense and other income (expense) when the underlying transactions have an impact on earnings.
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of September 30, 2017 and December 31, 2016 (in thousands):

	Notional Amount		Fair Value at September 30, 2017 (USD)		Fair Value at December 31, 2016 (USD)
	September 30, 2017	December 31, 2016	Other Assets	Other Noncurrent Liabilities	Other Assets	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$590,000	$590,000	$15,054	$—	$16,421	$—
Cross currency swap agreements
USD/euro	$410,511	$422,408	2,184	52,068	1,486	3,128
Total cash flow hedges			$17,238	$52,068	$17,907	$3,128

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would not have a material effect on our Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 or December 31, 2016.
The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three and nine months ended September 30, 2017 and 2016. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of September 30, 2017, we estimate that $1 million of derivative losses (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at September 30, 2017 and December 31, 2016, along with the effect on our results of operations during each of the three and nine month periods ended September 30, 2017 and 2016, were immaterial.

Note 11.	Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to value our financial assets and liabilities, and during the three and nine months ended September 30, 2017, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2017 and December 31, 2016 (in thousands):

	Balance as of September 30, 2017	Fair Value Measurements as of September 30, 2017
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$44,134	$—	$44,134	$—
Interest rate swaps	17,238	—	17,238	—
Total Assets	$61,372	$—	$61,372	$—
Liabilities:
Contingent consideration liabilities	$6,903	$—	$—	$6,903
Deferred compensation liabilities	45,007	—	45,007	—
Foreign currency forward contracts	52,068	—	52,068	—
Total Liabilities	$103,978	$—	$97,075	$6,903

	Balance as of December 31, 2016	Fair Value Measurements as of December 31, 2016
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$36,131	$—	$36,131	$—
Interest rate swaps	17,907	—	17,907	—
Total Assets	$54,038	$—	$54,038	$—
Liabilities:
Contingent consideration liabilities	$3,162	$—	$—	$3,162
Deferred compensation liabilities	36,865	—	36,865	—
Foreign currency forward contracts	3,128	—	3,128	—
Total Liabilities	$43,155	$—	$39,993	$3,162
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of September 30, 2017 and December 31, 2016, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $1.7 billion and $2.1 billion, respectively. In addition, based on market conditions, the fair values of the outstanding borrowings under the receivables facility reasonably approximated the carrying values of $99 million and $100 million at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the fair values of the U.S. Notes were approximately $620 million and $599 million, respectively, compared to a carrying value of $600 million. As of September 30, 2017 and December 31, 2016, the fair values of the Euro Notes were approximately $650 million and $561 million compared to carrying values of $591 million and $526 million, respectively.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2017 to assume these obligations. The fair value of our U.S. Notes is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair value of our Euro Notes is determined based upon observable market inputs including quoted market prices in a market that is not active, and therefore is classified as Level 2 within the fair value hierarchy.

Note 12.	Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
In the second quarter of 2017, we entered into a lease for office space to be constructed for our field support center in Nashville, Tennessee. The commencement date is scheduled for the fourth quarter of 2018, with a lease term of 17 years and the option to renew and extend the lease for three consecutive renewal terms of five years each. Rent will escalate annually by 1.5% over the prior year's rent. Under the lease, we can exercise an early purchase option after the first year of the lease.
The future minimum lease commitments under these leases at September 30, 2017 are as follows (in thousands):

Three months ending December 31, 2017	$61,817
Years ending December 31:
2018	221,493
2019	179,078
2020	143,199
2021	108,044
2022	85,547
Thereafter	539,398
Future Minimum Lease Payments	$1,338,576
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
Our effective income tax rate for the nine months ended September 30, 2017 was 33.5%, compared to 32.5% for the comparable prior year period. The increase in our effective tax rate primarily reflected the impact of favorable discrete items of $7 million and $11 million for the nine months ended September 30, 2017 and 2016, respectively, for excess tax benefits from stock-based payments; the year over year decrease in the tax benefits resulted in an increase to the effective tax rate compared to the prior year.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America (1)	Europe	Specialty (1)	Eliminations	Consolidated
Three Months Ended September 30, 2017
Revenue:
Third Party	$1,181,756	$954,522	$329,522	$—	$2,465,800
Intersegment	187	—	1,072	(1,259)	—
Total segment revenue	$1,181,943	$954,522	$330,594	$(1,259)	$2,465,800
Segment EBITDA	$152,627	$79,294	$35,114	$—	$267,035
Depreciation and amortization (2)	22,104	32,326	5,472	—	59,902
Three Months Ended September 30, 2016
Revenue:
Third Party	$1,118,421	$770,219	$318,703	$—	$2,207,343
Intersegment	200	—	969	(1,169)	—
Total segment revenue	$1,118,621	$770,219	$319,672	$(1,169)	$2,207,343
Segment EBITDA	$139,738	$72,586	$34,115	$—	$246,439
Depreciation and amortization (2)	21,499	27,792	5,745	—	55,036

	North America (1)	Europe	Specialty (1)	Eliminations	Consolidated
Nine Months Ended September 30, 2017
Revenue:
Third Party	$3,596,108	$2,665,170	$1,005,776	$—	$7,267,054
Intersegment	589	—	3,222	(3,811)	—
Total segment revenue	$3,596,697	$2,665,170	$1,008,998	$(3,811)	$7,267,054
Segment EBITDA	$502,494	$241,537	$119,133	$—	$863,164
Depreciation and amortization (2)	64,305	85,809	16,394	—	166,508
Nine Months Ended September 30, 2016
Revenue:
Third Party	$3,336,240	$2,141,186	$956,199	$—	$6,433,625
Intersegment	607	—	3,014	(3,621)	—
Total segment revenue	$3,336,847	$2,141,186	$959,213	$(3,621)	$6,433,625
Segment EBITDA	$451,504	$220,066	$111,083	$—	$782,653
Depreciation and amortization (2)	59,174	66,380	16,616	—	142,170

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

The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$122,381	$122,688	$409,573	$377,644
Subtract:
Income (loss) from discontinued operations, net of tax	—	12,844	(4,531)	17,819
Income from continuing operations	122,381	109,844	414,104	359,825
Add:
Depreciation and amortization	56,877	52,979	159,178	137,168
Depreciation and amortization - cost of goods sold	3,025	2,057	7,330	5,002
Interest expense, net	25,222	24,761	73,806	64,002
Loss on debt extinguishment	—	—	—	26,650
Provision for income taxes	58,189	49,835	206,206	173,225
EBITDA	265,694	239,476	860,624	765,872
Subtract:
Equity in earnings (loss) of unconsolidated subsidiaries	2,673	29	3,878	(519)
Gains on foreign exchange contracts - acquisition related (1)	—	—	—	18,342
Gains on bargain purchases (2)	913	—	3,990	—
Add:
Restructuring and acquisition related expenses (3)	4,922	6,923	10,371	30,814
Inventory step-up adjustment - acquisition related (4)	—	12	—	3,614
Change in fair value of contingent consideration liabilities	5	57	37	176
Segment EBITDA	$267,035	$246,439	$863,164	$782,653

(1)	Reflects gains on foreign currency forwards used to fix the euro purchase price of Rhiag. See Note 2, "Business Combinations," for further information.

(2)	Reflects the gains on bargain purchases related to our acquisitions of Andrew Page and a wholesale business in Europe. See Note 2, "Business Combinations," for further information.

(3)	See Note 5, "Restructuring and Acquisition Related Expenses," for further information.

(4)	Reflects the impact on Cost of Goods Sold of the step-up acquisition adjustment to record PGW inventory at its fair value.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Capital Expenditures
North America	$31,021	$24,420	$69,934	$68,271
Europe	12,119	16,554	55,253	57,105
Specialty	852	582	6,752	11,235
Discontinued operations	—	8,871	3,598	16,135
Total capital expenditures	$43,992	$50,427	$135,537	$152,746

The following table presents assets by reportable segment (in thousands):

	September 30,	December 31,
	2017	2016 (1)
Receivables, net
North America	$380,463	$351,681
Europe	551,862	443,281
Specialty	89,403	65,587
Total receivables, net	1,021,728	860,549
Inventories
North America	1,021,386	915,244
Europe	929,006	718,729
Specialty	285,984	301,264
Total inventories	2,236,376	1,935,237
Property and Equipment, net
North America	524,738	505,925
Europe	286,364	247,910
Specialty	56,870	57,741
Total property and equipment, net	867,972	811,576
Equity Method Investments
North America	336	336
Europe	198,910	183,131
Total equity method investments	199,246	183,467
Other unallocated assets	4,538,616	4,512,370
Total assets	$8,863,938	$8,303,199

(1)	In the first quarter of 2017, we realigned a portion of our North America operations under our Specialty segment. Prior year amounts have been recast to reflect the shift in reporting structure.
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
The majority of our operations are conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, France, Italy, Czech Republic, Switzerland, Poland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Spain, Sweden, Norway and Germany. Our operations in other countries include recycled and aftermarket operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
United States	$1,395,495	$1,336,851	$4,268,600	$3,997,525
United Kingdom	399,155	336,168	1,171,829	1,044,110
Other countries	671,150	534,324	1,826,625	1,391,990
Total revenue	$2,465,800	$2,207,343	$7,267,054	$6,433,625

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2017	2016
Long-lived Assets
United States	$547,536	$531,425
United Kingdom	178,583	159,689
Other countries	141,853	120,462
Total long-lived assets	$867,972	$811,576

The following table sets forth our revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Aftermarket, other new and refurbished products	$1,875,369	$1,670,960	$5,496,004	$4,809,775
Recycled, remanufactured and related products and services	458,388	424,876	1,376,577	1,290,488
Other	132,043	111,507	394,473	333,362
Total revenue	$2,465,800	$2,207,343	$7,267,054	$6,433,625
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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,433,742	$1,069,682	$(37,624)	$2,465,800
Cost of goods sold	—	861,078	685,470	(37,624)	1,508,924
Gross margin	—	572,664	384,212	—	956,876
Facility and warehouse expenses	—	132,179	70,335	—	202,514
Distribution expenses	—	125,120	77,709	—	202,829
Selling, general and administrative expenses	7,861	137,627	145,147	—	290,635
Restructuring and acquisition related expenses	—	1,473	3,449	—	4,922
Depreciation and amortization	29	25,005	31,843	—	56,877
Operating (loss) income	(7,890)	151,260	55,729	—	199,099
Other expense (income):
Interest expense, net	16,232	57	8,933	—	25,222
Intercompany interest (income) expense, net	(2,389)	(2,814)	5,203	—	—
Gains on bargain purchases	—	—	(913)	—	(913)
Other expense (income), net	32	(4,011)	872	—	(3,107)
Total other expense (income), net	13,875	(6,768)	14,095	—	21,202
(Loss) income from continuing operations before (benefit) provision for income taxes	(21,765)	158,028	41,634	—	177,897
(Benefit) provision for income taxes	(8,436)	56,920	9,705	—	58,189
Equity in earnings of unconsolidated subsidiaries	—	—	2,673	—	2,673
Equity in earnings of subsidiaries	135,710	6,674	—	(142,384)	—
Net income	$122,381	$107,782	$34,602	$(142,384)	$122,381

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,410,180	$868,990	$(71,827)	$2,207,343
Cost of goods sold	—	865,072	558,654	(71,827)	1,351,899
Gross margin	—	545,108	310,336	—	855,444
Facility and warehouse expenses	—	122,237	59,007	—	181,244
Distribution expenses	—	120,049	52,516	—	172,565
Selling, general and administrative expenses	8,095	133,611	116,626	—	258,332
Restructuring and acquisition related expenses	—	5,777	1,146	—	6,923
Depreciation and amortization	32	24,880	28,067	—	52,979
Operating (loss) income	(8,127)	138,554	52,974	—	183,401
Other expense (income):
Interest expense, net	15,825	610	8,326	—	24,761
Intercompany interest (income) expense, net	(8,796)	5,030	3,766	—	—
Other expense (income), net	17	(3,122)	2,095	—	(1,010)
Total other expense, net	7,046	2,518	14,187	—	23,751
(Loss) income from continuing operations before (benefit) provision for income taxes	(15,173)	136,036	38,787	—	159,650
(Benefit) provision for income taxes	(9,546)	50,168	9,213	—	49,835
Equity in earnings of unconsolidated subsidiaries	—	13	16	—	29
Equity in earnings of subsidiaries	115,471	4,868	—	(120,339)	—
Income from continuing operations	109,844	90,749	29,590	(120,339)	109,844
Income from discontinued operations, net of tax	12,844	12,844	6,206	(19,050)	12,844
Net income	$122,688	$103,593	$35,796	$(139,389)	$122,688

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,374,693	$3,001,386	$(109,025)	$7,267,054
Cost of goods sold	—	2,613,540	1,910,561	(109,025)	4,415,076
Gross margin	—	1,761,153	1,090,825	—	2,851,978
Facility and warehouse expenses	—	389,314	193,916	—	583,230
Distribution expenses	—	367,134	215,897	—	583,031
Selling, general and administrative expenses	26,209	409,449	401,146	—	836,804
Restructuring and acquisition related expenses	—	4,010	6,361	—	10,371
Depreciation and amortization	89	73,072	86,017	—	159,178
Operating (loss) income	(26,298)	518,174	187,488	—	679,364
Other expense (income):
Interest expense, net	48,904	281	24,621	—	73,806
Intercompany interest (income) expense, net	(10,221)	(4,530)	14,751	—	—
Gains on bargain purchases	—	—	(3,990)	—	(3,990)
Other expense (income), net	286	(8,247)	1,077	—	(6,884)
Total other expense (income), net	38,969	(12,496)	36,459	—	62,932
(Loss) income from continuing operations before (benefit) provision for income taxes	(65,267)	530,670	151,029	—	616,432
(Benefit) provision for income taxes	(27,034)	200,321	32,919	—	206,206
Equity in earnings of unconsolidated subsidiaries	—	—	3,878	—	3,878
Equity in earnings of subsidiaries	452,337	17,282	—	(469,619)	—
Income from continuing operations	414,104	347,631	121,988	(469,619)	414,104
(Loss) income from discontinued operations, net of tax	(4,531)	(4,531)	2,050	2,481	(4,531)
Net income	$409,573	$343,100	$124,038	$(467,138)	$409,573

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,147,572	$2,424,379	$(138,326)	$6,433,625
Cost of goods sold	—	2,512,742	1,537,512	(138,326)	3,911,928
Gross margin	—	1,634,830	886,867	—	2,521,697
Facility and warehouse expenses	—	354,877	161,350	—	516,227
Distribution expenses	—	342,523	166,711	—	509,234
Selling, general and administrative expenses	27,361	389,252	310,123	—	726,736
Restructuring and acquisition related expenses	—	16,895	13,919	—	30,814
Depreciation and amortization	101	68,877	68,190	—	137,168
Operating (loss) income	(27,462)	462,406	166,574	—	601,518
Other expense (income):
Interest expense, net	44,067	444	19,491	—	64,002
Intercompany interest (income) expense, net	(21,828)	13,996	7,832	—	—
Loss on debt extinguishment	2,894	—	23,756	—	26,650
Gains on foreign exchange contracts - acquisition related	(18,342)	—	—	—	(18,342)
Other (income) expense, net	(61)	(7,464)	3,164	—	(4,361)
Total other expense, net	6,730	6,976	54,243	—	67,949
(Loss) income from continuing operations before (benefit) provision for income taxes	(34,192)	455,430	112,331	—	533,569
(Benefit) provision for income taxes	(19,103)	168,296	24,032	—	173,225
Equity in (loss) earnings of unconsolidated subsidiaries	(795)	32	244	—	(519)
Equity in earnings of subsidiaries	375,709	15,270	—	(390,979)	—
Income from continuing operations	359,825	302,436	88,543	(390,979)	359,825
Income from discontinued operations, net of tax	17,819	17,819	8,177	(25,996)	17,819
Net income	$377,644	$320,255	$96,720	$(416,975)	$377,644

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$122,381	$107,782	$34,602	$(142,384)	$122,381
Other comprehensive income (loss):
Foreign currency translation	59,618	3,590	62,734	(66,324)	59,618
Net change in unrecognized gains/losses on derivative instruments, net of tax	(1,776)	—	—	—	(1,776)
Net change in unrealized gains/losses on pension plans, net of tax	(150)	—	(150)	150	(150)
Net change in other comprehensive loss from unconsolidated subsidiaries	(1,034)	—	(1,034)	1,034	(1,034)
Total other comprehensive income	56,658	3,590	61,550	(65,140)	56,658
Total comprehensive income	$179,039	$111,372	$96,152	$(207,524)	$179,039

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$122,688	$103,593	$35,796	$(139,389)	$122,688
Other comprehensive (loss) income:
Foreign currency translation	(12,317)	(9,372)	(11,450)	20,822	(12,317)
Net change in unrecognized gains/losses on derivative instruments, net of tax	3,059	170	318	(488)	3,059
Net change in unrealized gains/losses on pension plans, net of tax	94	—	94	(94)	94
Total other comprehensive loss	(9,164)	(9,202)	(11,038)	20,240	(9,164)
Total comprehensive income	$113,524	$94,391	$24,758	$(119,149)	$113,524

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$409,573	$343,100	$124,038	$(467,138)	$409,573
Other comprehensive income (loss):
Foreign currency translation	174,794	17,565	176,769	(194,334)	174,794
Net change in unrecognized gains/losses on derivative instruments, net of tax	457	(133)	—	133	457
Net change in unrealized gains/losses on pension plans, net of tax	(4,053)	(3,253)	(800)	4,053	(4,053)
Net change in other comprehensive loss from unconsolidated subsidiaries	(1,635)	—	(1,635)	1,635	(1,635)
Total other comprehensive income	169,563	14,179	174,334	(188,513)	169,563
Total comprehensive income	$579,136	$357,279	$298,372	$(655,651)	$579,136

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$377,644	$320,255	$96,720	$(416,975)	$377,644
Other comprehensive (loss) income:
Foreign currency translation	(85,434)	(27,343)	(88,319)	115,662	(85,434)
Net change in unrecognized gains/losses on derivative instruments, net of tax	(123)	170	513	(683)	(123)
Net change in unrealized gains/losses on pension plans, net of tax	361	—	361	(361)	361
Total other comprehensive loss	(85,196)	(27,173)	(87,445)	114,618	(85,196)
Total comprehensive income	$292,448	$293,082	$9,275	$(302,357)	$292,448

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)
	September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,286	$22,413	$232,378	$—	$275,077
Receivables, net	—	302,789	718,939	—	1,021,728
Intercompany receivables, net	3,463	—	12,110	(15,573)	—
Inventories	—	1,232,897	1,003,479	—	2,236,376
Prepaid expenses and other current assets	23,213	43,617	68,362	—	135,192
Total current assets	46,962	1,601,716	2,035,268	(15,573)	3,668,373
Property and equipment, net	658	548,598	318,716	—	867,972
Intangible assets:
Goodwill	—	1,888,002	1,504,361	—	3,392,363
Other intangibles, net	—	144,358	458,066	—	602,424
Investment in subsidiaries	5,505,206	99,089	—	(5,604,295)	—
Intercompany notes receivable	1,173,923	771,962	—	(1,945,885)	—
Equity method investments	—	336	198,910	—	199,246
Other assets	62,566	33,894	38,292	(1,192)	133,560
Total assets	$6,789,315	$5,087,955	$4,553,613	$(7,566,945)	$8,863,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,108	$298,832	$448,912	$—	$749,852
Intercompany payables, net	—	12,110	3,463	(15,573)	—
Accrued expenses:
Accrued payroll-related liabilities	8,963	42,446	69,166	—	120,575
Other accrued expenses	12,209	97,493	143,539	—	253,241
Other current liabilities	283	24,547	26,953	—	51,783
Current portion of long-term obligations	36,397	1,868	88,622	—	126,887
Total current liabilities	59,960	477,296	780,655	(15,573)	1,302,338
Long-term obligations, excluding current portion	1,837,860	6,696	1,177,161	—	3,021,717
Intercompany notes payable	750,000	697,814	498,071	(1,945,885)	—
Deferred income taxes	—	118,169	124,567	(1,192)	241,544
Other noncurrent liabilities	100,458	113,371	43,473	—	257,302
Total stockholders’ equity	4,041,037	3,674,609	1,929,686	(5,604,295)	4,041,037
Total liabilities and stockholders' equity	$6,789,315	$5,087,955	$4,553,613	$(7,566,945)	$8,863,938

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)
	December 31, 2016
	Parent	Guarantors		Non-Guarantors	Eliminations		Consolidated
Assets
Current assets:
Cash and cash equivalents	$33,030	$35,360		$159,010	$—		$227,400
Receivables, net	—	248,188		612,361	—		860,549
Intercompany receivables, net	2,805	11,237		8,837	(22,879)		—
Inventories	—	1,149,763		785,474	—		1,935,237
Prepaid expenses and other current assets	1,640	43,165		42,963	—		87,768
Assets of discontinued operations	—	357,788		98,852	—		456,640
Total current assets	37,475	1,845,501		1,707,497	(22,879)		3,567,594
Property and equipment, net	239	527,705		283,632	—		811,576
Intangible assets:
Goodwill	—	1,851,274		1,203,495	—		3,054,769
Other intangibles, net	—	153,689		430,542	—		584,231
Investment in subsidiaries	5,067,297	242,032		—	(5,309,329)		—
Intercompany notes receivable	1,510,534	800,283		—	(2,310,817)		—
Equity method investments	—	336		183,131	—		183,467
Other assets	59,726	25,177	—	22,347	(5,688)	—	101,562
Total assets	$6,675,271	$5,445,997		$3,830,644	$(7,648,713)		$8,303,199
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,309	$244,074		$388,390	$—		$633,773
Intercompany payables, net	11,237	8,837		2,805	(22,879)		—
Accrued expenses:
Accrued payroll-related liabilities	6,404	58,187		54,164	—		118,755
Other accrued expenses	5,502	94,287		109,312	—		209,101
Other current liabilities	4,283	18,456		15,204	—		37,943
Current portion of long-term obligations	37,710	1,097		27,302	—		66,109
Liabilities of discontinued operations	—	110,890		34,214	—		145,104
Total current liabilities	66,445	535,828		631,391	(22,879)		1,210,785
Long-term obligations, excluding current portion	2,371,578	8,356		895,728	—		3,275,662
Intercompany notes payable	750,000	1,074,218		486,599	(2,310,817)		—
Deferred income taxes	—	95,765		109,580	(5,688)		199,657
Other noncurrent liabilities	44,299	90,722		39,125	—		174,146
Total stockholders’ equity	3,442,949	3,641,108		1,668,221	(5,309,329)		3,442,949
Total liabilities and stockholders' equity	$6,675,271	$5,445,997		$3,830,644	$(7,648,713)		$8,303,199

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$227,314	$388,509	$108,095	$(274,675)	$449,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(509)	(70,292)	(64,736)	—	(135,537)
Investment and intercompany note activity with subsidiaries	296,561	—	—	(296,561)	—
Acquisitions, net of cash acquired	—	(79,496)	(173,171)	—	(252,667)
Proceeds from disposals of business/investment	—	305,740	(4,443)	—	301,297
Other investing activities, net	—	900	1,850	—	2,750
Net cash provided by (used in) investing activities	296,052	156,852	(240,500)	(296,561)	(84,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,465	—	—	—	6,465
Taxes paid related to net share settlements of stock-based compensation awards	(5,095)	—	—	—	(5,095)
Borrowings under revolving credit facilities	187,000	—	237,976	—	424,976
Repayments under revolving credit facilities	(694,896)	—	(75,988)	—	(770,884)
Repayments under term loans	(27,884)	—	—	—	(27,884)
Borrowings under receivables securitization facility	—	—	8,525	—	8,525
Repayments under receivables securitization facility	—	—	(9,925)	—	(9,925)
(Repayments) borrowings of other debt, net	(1,700)	(1,238)	27,460	—	24,522
Payments of other obligations	—	(1,336)	(743)	—	(2,079)
Other financing activities, net	—	5,000	(684)	—	4,316
Investment and intercompany note activity with parent	—	(286,530)	(10,031)	296,561	—
Dividends	—	(274,675)	—	274,675	—
Net cash (used in) provided by financing activities	(536,110)	(558,779)	176,590	571,236	(347,063)
Effect of exchange rate changes on cash and cash equivalents	—	322	22,216	—	22,538
Net (decrease) increase in cash and cash equivalents	(12,744)	(13,096)	66,401	—	40,561
Cash and cash equivalents of continuing operations, beginning of period	33,030	35,360	159,010	—	227,400
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	149	6,967	—	7,116
Cash and cash equivalents of continuing and discontinued operations, beginning of period	33,030	35,509	165,977	—	234,516
Cash and cash equivalents, end of period	$20,286	$22,413	$232,378	$—	$275,077

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$240,495	$404,164	$119,623	$(240,131)	$524,151
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(36)	(89,917)	(62,793)	—	(152,746)
Investment and intercompany note activity with subsidiaries	(1,285,939)	—	—	1,285,939	—
Acquisitions, net of cash acquired	—	(666,052)	(635,075)	—	(1,301,127)
Proceeds from disposals of business/investment	—	—	10,304	—	10,304
Proceeds from foreign exchange contracts	18,342	—	—	—	18,342
Other investing activities, net	—	(452)	989	—	537
Net cash used in investing activities	(1,267,633)	(756,421)	(686,575)	1,285,939	(1,424,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,525	—	—	—	7,525
Taxes paid related to net share settlements of stock-based compensation awards	(4,440)	—	—	—	(4,440)
Debt issuance costs	(7,079)	—	(9,325)	—	(16,404)
Proceeds from issuance of Euro notes	—	—	563,450	—	563,450
Borrowings under revolving credit facilities	1,304,000	—	657,702	—	1,961,702
Repayments under revolving credit facilities	(344,000)	—	(895,234)	—	(1,239,234)
Borrowings under term loans	89,317	—	249,161	—	338,478
Repayments under term loans	(6,247)	—	(3,214)	—	(9,461)
Borrowings under receivables securitization facility	—	—	100,480	—	100,480
Repayments under receivables securitization facility	—	—	(66,500)	—	(66,500)
Repayments of other debt, net	—	(2,270)	(92)	—	(2,362)
Payments of Rhiag debt and related payments	—	—	(543,347)	—	(543,347)
Payments of other obligations	—	(1,405)	—	—	(1,405)
Investment and intercompany note activity with parent	—	612,961	672,978	(1,285,939)	—
Dividends	—	(240,131)	—	240,131	—
Net cash provided by financing activities	1,039,076	369,155	726,059	(1,045,808)	1,088,482
Effect of exchange rate changes on cash and cash equivalents	—	3	(3,492)	—	(3,489)
Net increase in cash and cash equivalents	11,938	16,901	155,615	—	184,454
Cash and cash equivalents of continuing operations, beginning of period	17,616	13,432	56,349	—	87,397
Cash and cash equivalents of continuing and discontinued operations, end of period	29,554	30,333	211,964	—	271,851
Less: Cash and cash equivalents of discontinued operations, end of period	—	13,332	494	—	13,826
Cash and cash equivalents, end of period	$29,554	$17,001	$211,470	$—	$258,025

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
Overview
We are a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles and specialty products and accessories to improve the performance, functionality and appearance of vehicles.
Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers ("OEMs"); new products produced by companies other than the OEMs, which are referred to as aftermarket products; recycled products obtained from salvage vehicles; used products that have been refurbished; and used products that have been remanufactured. We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products; recycled collision and mechanical products; refurbished collision products such as wheels, bumper covers and lights; and remanufactured engines. Collectively, we refer to these four sources that are not new OEM products as alternative parts.
We are a leading provider of alternative vehicle collision replacement products and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Switzerland and other Eastern European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada.
We are organized into four operating segments: Wholesale – North America; Europe; Specialty and Self Service. We aggregate our Wholesale –North America and Self Service operating segments into one reportable segment, North America, resulting in three reportable segments: North America, Europe and Specialty.
Our operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the factors discussed in Forward-Looking Statements above. Due to these factors and others, which may be unknown to us at this time, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.
Acquisitions and Investments
Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. We target companies that are market leaders, will expand our geographic presence and will enhance our ability to provide a wide array of vehicle products to our customers through our distribution network.

On July 3, 2017, we acquired four aftermarket parts distribution businesses in Belgium. The objective of these acquisitions is to transform the existing three-step distribution model in Belgium to a two-step distribution model to align with our Netherlands operations.
In addition to the 4 aftermarket parts distribution businesses acquired in Belgium, during the nine months ended September 30, 2017, we completed 17 acquisitions, including 4 wholesale businesses in North America, 10 wholesale businesses in Europe and 3 Specialty vehicle aftermarket businesses.
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
On April 21, 2016, LKQ acquired PGW, a leading global distributor and manufacturer of automotive glass products. PGW’s business comprised aftermarket automotive replacement glass distribution services ("PGW autoglass") and automotive glass manufacturing. On March 1, 2017, we sold the automotive glass manufacturing component of PGW. Unless otherwise noted, the discussion related to PGW throughout Part I, Item 2 of this quarterly report on Form 10-Q refers to PGW autoglass, which is included within continuing operations. See Note 3, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further information related to our discontinued operations. The acquisition of PGW autoglass expanded our addressable market in North America. Additionally, we believe the acquisition will create potential distribution synergies with our existing network.
In October 2016, we acquired substantially all of the business assets of Andrew Page, a distributor of aftermarket automotive parts in the United Kingdom. The acquisition is subject to regulatory approval by the CMA in the U.K. On September 14, 2017, the CMA issued its provisional findings that the acquisition was approved except that we may be required to divest up to 10 locations. The CMA's review is ongoing and we have been informed the deadline for the final decision is on or about November 6, 2017.
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products including (i) aftermarket, other new and refurbished products and (ii) recycled, remanufactured and related products. Our service revenue is generated primarily from the sale of extended warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. During the nine months ended September 30, 2017, parts and services revenue represented approximately 95% of our consolidated revenue.

The majority of our parts and services revenue is generated from the sale of vehicle replacement products to collision and mechanical repair shops. In our North America segment, our vehicle replacement products include sheet metal crash parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; automotive glass products such as windshields; mirrors and grills; wheels; and large mechanical items such as engines and transmissions. In our Europe segment, our products include a wide variety of small mechanical products such as filters, belts and hoses, spark plugs, alternators and water pumps, batteries, suspension and brake parts, clutches, and oil and lubricants. The demand for these products is influenced by several factors, including the number of vehicles in operation, the number of miles being driven, the frequency and severity of vehicle accidents, the age profile of vehicles in accidents, seasonal weather patterns and local weather conditions, and the availability and pricing of new OEM parts. With respect to collision related products, automobile insurers exert significant influence over collision repair shops as to how an insured vehicle is repaired and the cost level of the products used in the repair process. Accordingly, we consider automobile insurers to be key demand drivers of our vehicle replacement products in North America. While they are not our direct customers, we do provide insurance carriers services in an effort to promote the increased usage of alternative replacement products in the repair process. Such services include the review of vehicle repair order estimates, direct quotation services to insurance company adjusters and an aftermarket parts quality and service assurance program. We neither charge a fee to the insurance carriers for these services nor adjust our pricing to our customers when we perform these services for insurance carriers. There is no standard price for many of our vehicle replacement products, but rather a pricing structure that varies from day to day based upon such factors as new OEM product prices, product availability, quality, demand, the age and mileage of the vehicle from which the part was obtained (in the case of recycled products), competitor pricing and our product cost.
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
For the nine months ended September 30, 2017, revenue from other sources represented approximately 5% of our consolidated sales. These other sources include scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold.
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
For recycled products, our cost of goods sold includes the price we pay for the salvage vehicle and, where applicable, auction, towing and storage fees. Prices for salvage vehicles may be impacted by a variety of factors, including the number of buyers competing to purchase the vehicles, the demand and pricing trends for used vehicles, the number of vehicles designated as “total losses” by insurance companies, the production level of new vehicles (which provides the source from which salvage vehicles ultimately come), the age of vehicles at auction and the status of laws regulating bidders or exporters of salvage vehicles. From time to time, we may also adjust our buying strategy to target vehicles with different attributes (for example, age, level of damage, and revenue potential). Due to changes relating to these factors, we have seen the prices we pay for salvage vehicles fluctuate over time. Our cost of goods sold also includes labor and other costs we incur to acquire and dismantle such vehicles. Our labor and labor-related costs related to acquisition and dismantling generally account for between 10% and 15% of our cost of goods sold for vehicles we dismantle. The acquisition and dismantling of salvage vehicles is a manual process and, as a result, energy costs are not material.
Included in our cost of goods sold for remanufactured products is the price we pay for cores; freight; and costs to remanufacture the products, including direct and indirect labor, facility and equipment costs, depreciation and other overhead related to our remanufacturing operations.

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
Our selling and marketing expenses primarily include salary, commission and other incentive compensation expenses for sales personnel; advertising, promotion and marketing costs; credit card fees; telephone and other communication expenses; and bad debt expense. Personnel costs account for the vast majority of our selling and marketing expenses. Most of our sales personnel are paid on a commission basis. The number and quality of our sales force is critical to our ability to respond to our customers’ needs and increase our sales volume. Our objective is to continually evaluate our sales force, develop and implement training programs, and utilize appropriate measurements to assess our selling effectiveness.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on February 27, 2017, includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the nine months ended September 30, 2017.

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
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.2%	61.2%	60.8%	60.8%
Gross margin	38.8%	38.8%	39.2%	39.2%
Facility and warehouse expenses	8.2%	8.2%	8.0%	8.0%
Distribution expenses	8.2%	7.8%	8.0%	7.9%
Selling, general and administrative expenses	11.8%	11.7%	11.5%	11.3%
Restructuring and acquisition related expenses	0.2%	0.3%	0.1%	0.5%
Depreciation and amortization	2.3%	2.4%	2.2%	2.1%
Operating income	8.1%	8.3%	9.3%	9.3%
Other expense, net	0.9%	1.1%	0.9%	1.1%
Income from continuing operations before provision for income taxes	7.2%	7.2%	8.5%	8.3%
Provision for income taxes	2.4%	2.3%	2.8%	2.7%
Equity in earnings (loss) of unconsolidated subsidiaries	0.1%	0.0%	0.1%	(0.0)%
Income from continuing operations	5.0%	5.0%	5.7%	5.6%
Loss (income) from discontinued operations	0.0%	0.6%	(0.1)%	0.3%
Net income	5.0%	5.6%	5.6%	5.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	September 30,		Percentage Change in Revenue
	2017	2016	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$2,333,757	$2,095,836	3.2%	6.8%	1.3%	11.4%
Other revenue	132,043	111,507	17.5%	0.9%	0.1%	18.4%
Total revenue	$2,465,800	$2,207,343	4.0%	6.5%	1.2%	11.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The change in parts and services revenue of 11.4% represented increases in segment revenue of 4.3% in North America, 23.8% in Europe, and 3.4% in Specialty. The increase in other revenue of 18.4% primarily consisted of a $19 million organic increase in other revenue, which was largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue during the third quarter of 2017 compared to the prior year period.
Cost of Goods Sold. As a percentage of revenue, cost of goods sold remained flat at 61.2% for the three months ended September 30, 2017 and 2016. Cost of goods sold included a number of individually insignificant fluctuations as a percentage of revenue across all of our segments that netted to no year over year change. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses remained flat at 8.2% for the three months ended September 30, 2017 and 2016. Facility and warehouse expenses included a number of individually insignificant fluctuations as a percentage of revenue across all of our segments that netted to no year over year change.
Distribution Expenses. As a percentage of revenue, distribution expenses for the three months ended September 30, 2017 increased to 8.2% from 7.8% in the same period of 2016, primarily as a result of our Europe operations. Refer to the discussion of our segment results of operations for factors contributing to the change in distribution expenses for our Europe segment during the third quarter of 2017 compared to the prior year period.
Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2017 increased to 11.8% from 11.7% in the same period of 2016. The increase in SG&A expenses primarily reflected a 0.2% unfavorable mix impact, as we generated a higher proportion of our revenue in our Europe segment, which has higher SG&A expenses as a percentage of revenue. This increase in SG&A expenses was partially offset by a 0.2% decrease attributable to our North America segment, primarily as a result of PGW corporate expenses that we are no longer incurring after the sale of the glass manufacturing business.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2017		2016		Change
Restructuring expenses	$1,545	(1)	$4,249	(2)	$(2,704)
Acquisition related expenses	3,377	(3)	2,674	(4)	703
Total restructuring and acquisition related expenses	$4,922		$6,923		$(2,001)

(1)
Restructuring expenses for the three months ended September 30, 2017 consisted of $1 million for each of our Europe and Specialty segments, primarily related to the integration of acquired businesses in these segments. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Restructuring expenses for the quarter ended September 30, 2016 included $2 million for each of our Specialty and North America segments. These costs were primarily related to the closure of duplicate facilities and termination of employees in connection with the integration of recent acquisitions into our existing business.

(3)
Acquisition related expenses for the quarter ended September 30, 2017 included $2 million of costs for our acquisition of Andrew Page, primarily related to legal and other professional fees associated with the ongoing CMA review. The remaining acquisition related costs for the quarter ended September 30, 2017 consisted of external costs for completed acquisitions and acquisitions that were pending as of September 30, 2017.

(4)	Acquisition related expenses for the quarter ended September 30, 2016 primarily related to acquisitions that were pending as of September 30, 2016.
See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2017	2016	Change
Depreciation	$31,179	$27,939	$3,240	(1)
Amortization	25,698	25,040	658	(2)
Total depreciation and amortization	$56,877	$52,979	$3,898

(1)
The increase in depreciation expense primarily reflected $1 million of depreciation expense for property and equipment recorded for our acquisition of Andrew Page. The remaining increase in depreciation expense was primarily a result of our Europe and North America segments due to property and equipment recorded for acquisitions as well as capital expenditures.

(2)	The increase in amortization expense was primarily related to our Europe segment as a result of an increase in the euro exchange rate for the third quarter of 2017 compared to the prior year period.
Other Expense, Net. The following table summarizes the components of the quarter-over-quarter increase in other expense, net (in thousands):

Other expense, net for the three months ended September 30, 2016	$23,751
Increase (decrease) due to:
Interest expense, net	461
Gain on bargain purchase	(913)	(1)
Other income, net	(2,097)
Net decrease	(2,549)
Other expense, net for the three months ended September 30, 2017	$21,202

(1)
In October 2016, we acquired Andrew Page out of receivership. We recorded a gain on bargain purchase of $8 million in the fourth quarter of 2016, as the fair value of the net assets acquired exceeded the purchase price. During the three months ended September 30, 2017, we increased the gain on bargain purchase for this acquisition by $1 million as a result of changes to our estimate of the fair value of net assets acquired.

Provision for Income Taxes. Our effective income tax rate was 32.7% for the three months ended September 30, 2017, compared to 31.2% for the three months ended September 30, 2016. The increase in the effective tax rate primarily reflected the impact of favorable discrete items of $2 million and $5 million for the three months ended September 30, 2017 and 2016, respectively, for excess tax benefits from stock-based payments. The year over year change in these amounts increased the effective tax rate by 2.3% compared to the prior year period. Partially offsetting this increase was a decrease to our effective tax rate as a result of changes in our expected geographic blend of earnings.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the three months ended September 30, 2017 primarily related to our investment in Mekonomen.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the third quarter of 2016, the euro and Canadian dollar rates used to translate the 2017 statements of income increased by 5.3% and 4.1%, respectively, while the pound sterling rate was relatively flat compared to the third quarter of the prior year. The translation effect of the change in these currencies against the U.S. dollar and realized and unrealized currency losses for the third quarter of 2017 did not have a significant effect on diluted earnings per share from continuing operations relative to the prior year.
Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax totaled $13 million for the three months ended September 30, 2016 and represented the automotive glass manufacturing business of PGW, which we acquired in April 2016. We sold this business on March 1, 2017, and thus there was no income from discontinued operations for the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Nine Months Ended
	September 30,		Percentage Change in Revenue
	2017	2016	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$6,872,581	$6,100,263	3.8%	10.1%	(1.3)%	12.7%
Other revenue	394,473	333,362	17.9%	0.5%	(0.1)%	18.3%
Total revenue	$7,267,054	$6,433,625	4.5%	9.6%	(1.2)%	13.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 12.7% represented increases in segment revenue of 6.7% in North America, 24.4% in Europe, and 5.2% in Specialty. The increase in other revenue of 18.3% primarily consisted of a $60 million organic increase in other revenue, which was largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue during the nine months ended September 30, 2017 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold remained flat at 60.8% of revenue for the nine months ended September 30, 2017 and 2016. Cost of goods sold decreased 0.4% as a result of our North America segment, primarily related to our salvage operations. Offsetting this decrease were roughly equal increases in cost of goods sold in our Specialty and Europe segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Facility and Warehouse Expenses. As a percentage of revenue, facility and warehouse expenses remained flat at 8.0% for the nine months ended September 30, 2017 and 2016. Facility and warehouse expenses included a number of individually insignificant fluctuations as a percentage of revenue across all of our segments that netted to no year over year change.
Distribution Expenses. As a percentage of revenue, distribution expenses increased to 8.0% in the nine months ended September 30, 2017 from 7.9% in the comparable prior year period. The increase reflected a number of individually insignificant fluctuations in distribution expense as a percentage of revenue across all of our segments.
Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2017 increased to 11.5% from 11.3% in the comparable prior year period, primarily as a result of our Europe segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2017		2016		Change
Restructuring expenses	$2,241	(1)	$12,436	(2)	$(10,195)
Acquisition related expenses	8,130	(3)	18,378	(4)	(10,248)
Total restructuring and acquisition related expenses	$10,371		$30,814		$(20,443)

(1)
Restructuring expenses of $1 million in each of our Specialty and Europe segments for the nine months ended September 30, 2017 were primarily related to the integration of acquired businesses in these segments. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Restructuring expenses of $8 million, $3 million and $1 million for the nine months ended September 30, 2016 related to the integration of acquired businesses in our Specialty, North America and Europe segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

(3)
Acquisition related expenses for the nine months ended September 30, 2017 included $4 million of costs for our acquisition of Andrew Page, primarily related to legal and other professional fees associated with the ongoing CMA review. The remaining acquisition related costs for the nine months ended September 30, 2017 consisted of external costs for completed acquisitions and acquisitions that were pending as of September 30, 2017.

(4)
Acquisition related expenses for the nine months ended September 30, 2016 reflected $11 million and $4 million related to the acquisitions of Rhiag and PGW, respectively. The remaining expense was related to other completed acquisitions and acquisitions that were pending as of September 30, 2016.

See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2017	2016	Change
Depreciation	$85,547	$78,977	$6,570	(1)
Amortization	73,631	58,191	15,440	(2)
Total depreciation and amortization	$159,178	$137,168	$22,010

(1)
The increase in depreciation expense primarily reflected $4 million and $1 million of incremental depreciation expense for property and equipment recorded for our acquisitions of Andrew Page and Rhiag, respectively.

(2)	The increase primarily reflected incremental amortization expense of $11 million and $2 million related to intangibles recorded for our acquisitions of Rhiag and PGW, respectively.
Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the nine months ended September 30, 2016	$67,949
Increase (decrease) due to:
Interest expense, net	9,804	(1)
Loss on debt extinguishment	(26,650)	(2)
Gains on foreign exchange contracts - acquisition related	18,342	(3)
Gains on bargain purchases	(3,990)	(4)
Other expense, net	(2,523)
Net decrease	(5,017)
Other expense, net for the nine months ended September 30, 2017	$62,932

(1)	Additional interest primarily related to borrowings used to fund our acquisitions of Rhiag and PGW.

(2)
During the first quarter of 2016, we incurred a $24 million loss on debt extinguishment as a result of our early payment of Rhiag debt assumed as part of the acquisition, and we incurred a $3 million loss on debt extinguishment as a result of our January 2016 amendment to our senior secured credit agreement.

(3)
In March 2016, we entered into foreign currency forward contracts to acquire a total of €588 million used to fund the purchase price of the Rhiag acquisition. The rates under the foreign currency forwards were favorable to the spot rate on the date the funds were drawn to complete the acquisition, and as a result, these derivatives contracts generated a gain of $18 million.

(4)
In October 2016, we acquired Andrew Page out of receivership. We recorded a gain on bargain purchase of $8 million in the fourth quarter of 2016, as the fair value of the net assets acquired exceeded the purchase price. During the nine months ended September 30, 2017, we increased the gain on bargain purchase for this acquisition by $3 million as a result of changes to our estimate of the fair value of net assets acquired. We also recorded a gain on bargain purchase for another acquisition in Europe completed in the second quarter of 2017, as the fair value of the net assets acquired exceeded the purchase price.

Provision for Income Taxes. Our effective income tax rate was 33.5% for the nine months ended September 30, 2017, compared to 32.5% for the nine months ended September 30, 2016. The increase in our effective tax rate primarily reflected the impact of favorable discrete items of $7 million and $11 million for the nine months ended September 30, 2017 and 2016, respectively, for excess tax benefits from stock-based payments. The year over year change in these amounts increased the effective tax rate by 1.0% compared to the prior year. Excluding the impact of discrete items, our annual effective tax rate has been close to 35% over the last three years. The tax rate will fluctuate from year to year based on the geographic mix of earnings and changes in tax laws, but absent significant movements in either of these factors, we expect our annual effective rate to hold near 35%.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the nine months ended September 30, 2017 primarily related to our investment in Mekonomen.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the nine months ended September 30, 2016, the pound sterling rate used to translate the 2017 statements of income declined by 8.4%, while the Canadian dollar rate increased by 1.1% compared to the first nine months of the prior year; the euro rate was relatively flat compared to the first nine months of the prior year. The translation effect of the change in these currencies against the U.S. dollar and realized and unrealized currency losses for the first nine months of 2017 resulted in a $0.02 negative effect on diluted earnings per share from continuing operations relative to the prior year.
Income from Discontinued Operations, net of tax. During the nine months ended September 30, 2017, we recorded a loss from discontinued operations, net of tax totaling $5 million, of which $4 million was for the loss on sale of discontinued operations, compared to income from discontinued operations, net of tax totaling $18 million for the nine months ended September 30, 2016. Discontinued operations for 2017 and 2016 represents the automotive glass manufacturing business of PGW, which we acquired in April 2016 and sold on March 1, 2017.
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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Total Segment Revenue	2016 (1)	% of Total Segment Revenue	2017	% of Total Segment Revenue	2016 (1)	% of Total Segment Revenue
Third Party Revenue
North America	$1,181,756		$1,118,421		$3,596,108		$3,336,240
Europe	954,522		770,219		2,665,170		2,141,186
Specialty	329,522		318,703		1,005,776		956,199
Total third party revenue	$2,465,800		$2,207,343		$7,267,054		$6,433,625
Total Revenue
North America	$1,181,943		$1,118,621		$3,596,697		$3,336,847
Europe	954,522		770,219		2,665,170		2,141,186
Specialty	330,594		319,672		1,008,998		959,213
Eliminations	(1,259)		(1,169)		(3,811)		(3,621)
Total revenue	$2,465,800		$2,207,343		$7,267,054		$6,433,625
Segment EBITDA
North America	$152,627	12.9%	$139,738	12.5%	$502,494	14.0%	$451,504	13.5%
Europe	79,294	8.3%	72,586	9.4%	241,537	9.1%	220,066	10.3%
Specialty	35,114	10.6%	34,115	10.7%	119,133	11.8%	111,083	11.6%

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
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
North America	2017	2016	Organic		Acquisition (3)	Foreign Exchange (4)	Total Change
Parts & services revenue	$1,051,470	$1,007,801	2.5%	(1)	1.6%	0.2%	4.3%
Other revenue	130,286	110,620	17.1%	(2)	0.6%	0.1%	17.8%
Total third party revenue	$1,181,756	$1,118,421	3.9%		1.5%	0.2%	5.7%
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

Organic revenue growth for our North America segment on a per day basis was 4.0% as there was one fewer selling day in the third quarter of 2017 compared to the prior year period.

(2)
The $20 million increase in other revenue primarily related to (i) a $15 million increase in revenue from scrap steel and other metals primarily due to higher prices and, to a lesser extent, increased volumes, year over year and (ii) a $5 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices year over year.

(3)
Acquisition related growth in the third quarter of 2017 reflected revenue from our acquisition of nine wholesale businesses from the beginning of the third quarter of 2016 up to the one-year anniversary of the acquisition dates.

(4)
Compared to the prior year, exchange rates increased our revenue growth by 0.2%, primarily due to the strengthening of the Canadian dollar against the U.S. dollar in the third quarter of 2017 compared to the prior year third quarter.

Segment EBITDA. Segment EBITDA increased $13 million, or 9.2%, in the third quarter of 2017 compared to the prior year third quarter. Sequential increases in scrap steel prices in our salvage and self service operations benefited gross margins and had a favorable impact of $2 million on North America Segment EBITDA and approximately half a penny positive effect on diluted earnings per share. This favorable impact resulted from the increase in scrap steel prices between the date we purchased a car, which influences the price we pay for a car, and the date we scrapped a car, which influences the price we receive for scrapping a car.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2016	12.5%
Increase (decrease) due to:
Change in gross margin	0.2%	(1)
Change in segment operating expenses	0.1%	(2)
Change in other expenses	0.1%
Segment EBITDA for the three months ended September 30, 2017	12.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflected a 1.0% favorable impact related to our salvage operations, primarily attributable to raising revenue per car by a greater rate than car costs. Revenue per car improved due to higher volumes of parts sold per car, which was a result of refinements to our buying algorithms, an emphasis on inventorying more parts off of each car purchased, and an increase in the number of days we hold each car before it is scrapped. This improvement was partially offset by an unfavorable impact of 1.0% on North America gross margin attributable to our aftermarket operations. Within our aftermarket operations, we experienced declines in gross margin primarily as a result of higher input costs from suppliers as well as decreases in net prices caused by higher customer discounts. The remaining change in gross margin was attributable to individually insignificant fluctuations in gross margin across our other North America operations.

(2)
The decrease in segment operating expenses as a percentage of revenue primarily reflected a decrease of 0.4% in segment operating costs attributable to shared PGW corporate expenses incurred during the third quarter of 2016; these costs, which were primarily SG&A costs, ceased being incurred upon the closing of the sale of the glass manufacturing business on March 1, 2017. Partially offsetting this decrease was an increase of 0.3% attributable to a number of individually insignificant increases in distribution costs, including vehicle, freight and fuel expenses, as a percentage of revenue.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Europe	2017	2016	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$952,765	$769,332	4.4%	16.5%	3.0%	23.8%
Other revenue	1,757	887	65.6%	30.3%	2.2%	98.1%
Total third party revenue	$954,522	$770,219	4.5%	16.5%	3.0%	23.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue growth is mainly attributable to our Eastern Europe and, to a lesser extent, U.K. operations as a result of growth from both existing locations and new branches. In Eastern Europe and the U.K., we added 36 and 5 branches, respectively, since the third quarter of 2016, and organic revenue growth includes revenue from those locations. Revenue at our existing locations grew primarily as a result of increased volumes. Organic revenue growth for our Europe segment on a per day basis was 5.6%, as there was one fewer selling day in the third quarter of 2017 compared to the prior year period.

(2)
Acquisition related growth for the third quarter of 2017 included $47 million, or 6.1%, from our acquisition of Andrew Page. The remainder of our acquired revenue growth included revenue from our acquisitions of 20 wholesale businesses in our Europe segment since the beginning of the third quarter of 2016 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates increased our revenue growth by $23 million, or 3.0%, primarily due to the strengthening of the euro against the U.S. dollar in the third quarter of 2017 relative to the third quarter of 2016.

Segment EBITDA. Segment EBITDA increased $7 million, or 9.2%, in the third quarter of 2017 compared to the prior year third quarter. Our Europe Segment EBITDA includes a positive year over year impact of $3 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during 2016. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $4 million, or 5.8%, compared to the third quarter of the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the quarter ended September 30, 2017.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2016	9.4%
Increase (decrease) due to:
Change in gross margin	0.2%	(1)
Change in segment operating expenses	(1.4)%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended September 30, 2017	8.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Rhiag is reflected in the full quarterly results for both 2016 and 2017, and therefore, the mix impacts on gross margin and operating expenses related to this acquisition (refer to the nine months discussion) are no longer a factor in the changes.

(1)
The increase in gross margin was primarily due to (i) a 0.6% increase related to our Benelux operations as a result of increases in private label sales and (ii) a 0.3% favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment. Partially offsetting these gross margin improvements was (i) a 0.6% unfavorable impact due to our U.K. operations, primarily as a result of incremental costs related to the Tamworth distribution facility and (ii) a 0.3% unfavorable impact due to our Rhiag operations, primarily as a result of acquisitions completed during the second and third quarters of 2017, which have lower gross margins than our other

Rhiag operations. The remaining change in gross margin was attributable to individually insignificant fluctuations in gross margin across our other Europe operations.

(2)
The increase in segment operating expenses as a percentage of revenue was primarily due to a 0.7% increase as a result of the acquisition of Andrew Page, which has higher operating expenses as a percentage of revenue than our other Europe operations. While we have closed the Andrew Page acquisition and are consolidating its results, we are not permitted to integrate this acquisition with our existing U.K. operations until we receive final approval from the CMA. Segment operating expenses as a percentage of revenue increased 0.6% as a result of increased personnel costs in our Benelux operations, primarily related to distribution.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Specialty	2017	2016	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$329,522	$318,703	2.7%	0.2%	0.5%	3.4%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$329,522	$318,703	2.7%	0.2%	0.5%	3.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts & services revenue was primarily driven by increased sales volumes of Truck, Towing and RV parts sales. This organic growth was fueled by favorable economic conditions in most of our primary selling regions, as well as favorable trends in light truck and RV unit sales. Organic revenue growth for our Specialty segment on a per day basis was 4.4%, as there was one fewer selling day in the third quarter of 2017 compared to the prior year period.

Segment EBITDA. Segment EBITDA increased $1 million, or 2.9%, in the third quarter of 2017 compared to the prior year third quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2016	10.7%
Increase (decrease) due to:
Change in gross margin	0.1%	(1)
Change in segment operating expenses	0.1%	(2)
Change in other expense, net	(0.3)%	(3)
Segment EBITDA for the three months ended September 30, 2017	10.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	The increase in gross margin reflected a favorable impact of 0.6% due to customer and product mix, partially offset by a 0.6% unfavorable impact primarily related to decreased volume rebates.

(2)
The decrease in segment operating expenses reflected favorable facilities and warehouse expenses of 0.3% primarily related to the integration of Coast facilities, partially offset by a 0.2% unfavorable impact from selling and marketing expenses primarily due to the timing of advertising expenses.

(3)	The change in other expense, net primarily reflected foreign exchange losses and decreases in other miscellaneous income compared to the prior year period.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
North America	2017	2016	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$3,207,001	$3,006,066	2.4%	(1)	4.2%	0.1%	6.7%
Other revenue	389,107	330,174	17.6%	(2)	0.3%	(0.0)%	17.8%
Total third party revenue	$3,596,108	$3,336,240	3.9%		3.8%	0.1%	7.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was largely attributable to increased sales volumes in our wholesale operations, primarily in our salvage operations. Within our salvage operations, the favorable volume impact, which was primarily related to mechanical parts, was a result of refinements to our buying algorithms. Also, an emphasis on inventorying more parts off of each car purchased contributed to the increase in the number of parts sold per vehicle. Similar to the prior year, we experienced mild winter weather conditions in sections of North America. While we were able to increase parts and services revenue over the prior year, we believe the weather conditions contributed to a lower growth rate than was generated in prior years. Organic revenue growth for our North America segment on a per day basis was 2.9% as there was one fewer selling day in the first nine months of 2017 compared to the prior year period.

(2)
The $59 million increase in other revenue primarily related to (i) a $43 million increase in revenue from scrap steel and other metals primarily related to higher prices and, to a lesser extent, increased volumes, and (ii) an $18 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices and, to a lesser extent, increased volumes, year over year.

(3)
Acquisition related growth in the first nine months of 2017 included $92 million, or 2.8%, from our PGW autoglass acquisition. The remainder of our acquired revenue growth reflected revenue from our acquisition of nine wholesale businesses from the beginning of 2016 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $51 million, or 11.3%, in the first nine months of 2017 compared to the prior year period. Sequential increases in scrap steel prices in our salvage and self service operations benefited gross margins and had a favorable impact of $12 million on North America Segment EBITDA and approximately a $0.03 positive effect on diluted earnings per share. This favorable impact resulted from the increase in scrap steel prices between the date we purchased a car, which influences the price we pay for a car, and the date we scrapped a car, which influences the price we receive for scrapping a car.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2016	13.5%
Increase (decrease) due to:
Change in gross margin	0.7%	(1)
Change in segment operating expenses	(0.3)%	(2)
Change in other expenses	0.1%
Segment EBITDA for the nine months ended September 30, 2017	14.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The improvement in gross margin reflected a 1.2% favorable impact in our salvage operations, primarily attributable to raising revenue per car by a greater rate than car costs. Revenue per car improved due to higher volumes of parts sold per car, which was a result of refinements to our buying algorithms, an emphasis on inventorying more parts off of each car purchased, and an increase in the number of days we hold each car before it is scrapped. This improvement was partially offset by an unfavorable impact of 0.7% attributable to our aftermarket operations. Within our aftermarket operations, we experienced a decline in gross margin primarily as a result of higher input costs from suppliers as well as decreases in net prices caused by higher customer discounts, partially offset by a 0.3% favorable impact on North America gross margin as a result of our procurement initiatives in our aftermarket operations, which reduced our product costs.

(2)
The increase in segment operating expenses as a percentage of revenue primarily reflected an increase of 0.2% in facility and warehouse costs attributable to a number of individually insignificant increases in facility and warehouse costs as a percentage of revenue.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Europe	2017	2016	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$2,659,804	$2,137,998	5.3%	22.9%	(3.8)%	24.4%
Other revenue	5,366	3,188	49.5%	24.8%	(6.0)%	68.3%
Total third party revenue	$2,665,170	$2,141,186	5.4%	22.9%	(3.8)%	24.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services revenue grew organically across all of our aftermarket business units in Europe from both existing locations and new branches. In Eastern Europe and the U.K., we added 56 and 16 branches, respectively, since the beginning of the prior year, and organic revenue growth includes revenue from those locations. Revenue at our existing locations grew primarily as a result of increased volumes. Organic revenue growth for our Europe segment on a per day basis was 5.7%, as there was one fewer selling day in the first nine months of 2017 compared to the prior year period.

(2)
Acquisition related growth for the first nine months of 2017 included $216 million, or 10.1%, from our acquisition of Rhiag and $140 million, or 6.5%, from our acquisition of Andrew Page. The remainder of our acquired revenue growth included revenue from our acquisitions of 22 wholesale businesses in our Europe segment since the beginning of 2016 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates reduced our revenue growth by $82 million, or 3.8%, primarily due to the stronger U.S. dollar against the pound sterling in the first nine months of 2017 relative to the prior year period.

Segment EBITDA. Segment EBITDA increased $21 million, or 9.8%, for the nine months ended September 30, 2017 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $9 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during 2016. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $30 million, or 13.9%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the nine months ended September 30, 2017.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2016	10.3%
(Decrease) increase due to:
Change in gross margin	(0.4)%	(1)
Change in segment operating expenses	(1.0)%	(2)
Change in other expense, net	0.2%
Segment EBITDA for the nine months ended September 30, 2017	9.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin was due to (i) a 0.4% decrease due to our U.K. operations primarily as a result of incremental costs related to the Tamworth distribution facility, (ii) a 0.3% unfavorable mix impact as a result of generating a higher proportion of our revenue from our Rhiag operations, which have lower gross margins than our other Europe operations, and (iii) a 0.3% unfavorable impact due to our Rhiag operations, primarily related to an increase in customer rebates, partially offset by (iv) a 0.3% increase in gross margin due to our Benelux operations primarily due to increased private label sales, which have higher gross margins, and (iv) a 0.2% favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment. The remaining change in gross margin was attributable to individually insignificant fluctuations in gross margin across our other Europe operations.

(2)
The increase in segment operating expenses as a percentage of revenue reflected (i) an increase of 0.7% in operating expenses as a result of the acquisition of Andrew Page, which has higher operating expenses as a percentage of revenue than our other Europe operations and (ii) an increase of 0.4% in operating expenses in our Benelux operations, primarily due to increased personnel costs related to distribution, partially offset by (iii) a 0.3% favorable mix impact due to our acquisition of Rhiag, which has lower operating expenses as a percentage of revenue than our other Europe operations. The remaining increase in segment operating expenses reflected a number of individually insignificant fluctuations in operating expenses as a percentage of revenue.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Specialty	2017	2016	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$1,005,776	$956,199	5.0%	0.1%	0.1%	5.2%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,005,776	$956,199	5.0%	0.1%	0.1%	5.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in Specialty parts & services revenue was driven by increased sales volumes of Truck, Towing and RV parts sales. This organic growth was fueled by favorable economic conditions in most of our primary selling regions, as well as increased sales volumes of light trucks and RVs. Organic revenue growth for our Specialty segment on a per day basis was 5.5%, as there was one fewer selling day in the first nine months of 2017 compared to the prior year period.

Segment EBITDA. Segment EBITDA increased $8 million, or 7.2%, for the nine months ended September 30, 2017 compared to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2016	11.6%
(Decrease) increase due to:
Change in gross margin	(1.0)%	(1)
Change in segment operating expenses	1.4%	(2)
Change in other expense, net	(0.2)%
Segment EBITDA for the nine months ended September 30, 2017	11.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin primarily reflected (i) a 0.4% decrease due to higher overhead costs in inventory, which is driven by warehouse costs for two new distribution centers that became fully functional in 2016, (ii) a 0.3% decrease in overall supplier discounts as the first half of 2016 was more favorably impacted by higher volume purchase discounts from the initial stocking of the two new distribution centers, and (iii) a 0.3% unfavorable impact related to product mix.

(2)
The decrease in segment operating expenses reflected favorable facilities and warehouse expenses of 0.8% primarily related to the integration of Coast facilities. Selling, general and administrative expenses were favorable by 0.4% primarily due to the ability to achieve sales growth with a consistent headcount and the realization of integration synergies. Distribution expenses were favorable by 0.2%, which also reflected Coast integration synergies through the shift from use of third party carriers to shipments through the Specialty distribution network.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Cash and equivalents	$275,077	$227,400	$258,025
Total debt (1)	3,170,100	3,365,687	3,289,924
Current maturities (2)	129,320	68,414	77,311
Capacity under credit facilities (3)	2,550,000	2,550,000	2,547,000
Availability under credit facilities (3)	1,338,264	1,019,112	1,177,082
Total liquidity (cash and equivalents plus availability under credit facilities)	1,613,341	1,246,512	1,435,107

(1)
Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $21 million, $24 million, and $26 million as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively).

(2)
Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $2 million, $2 million and $2 million as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively).

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
As of September 30, 2017, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2021, composed of term loans totaling $750 million ($705 million outstanding at September 30, 2017) and $2.5 billion in revolving credit ($1.0 billion outstanding at September 30, 2017), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts), reduced by $71 million of amounts outstanding under letters of credit

•	U.S. Notes totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes totaling $591 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Receivables securitization facility with availability up to $100 million ($99 million outstanding as of September 30, 2017), maturing in November 2019 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as our January 2016 amendment to our senior secured credit facilities, the issuance of €500 million of Euro Notes in April 2016, and the November 2016 amendment to our receivables securitization facility. Our financing structure, which includes our senior secured credit facilities, senior notes, and receivables securitization facility, provides financial flexibility to execute our long-term growth strategy. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of September 30, 2017, we had approximately $1.3 billion available under our credit facilities. Combined with approximately $275 million of cash and equivalents at September 30, 2017, we had approximately $1.6 billion in available liquidity, an increase of $367 million over our available liquidity as of December 31, 2016. The increase in available liquidity in 2017 is primarily attributable to the net proceeds from the sale of the glass manufacturing business in March for $301 million.
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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or CDOR, depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, in 2016, we entered into cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at September 30, 2017 was 2.0%. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 2.9% at September 30, 2017.
Cash interest payments were $58 million for the nine months ended September 30, 2017, including $25 million in semi-annual interest payments as a result of our U.S. Notes and our Euro Notes. Cash interest payments will increase by approximately $26 million in the fourth quarter of 2017 as a result of these semi-annual interest payments. Interest payments on our U.S. Notes are made in May and November, and interest payments on our Euro Notes are scheduled for April and October.
We had outstanding credit agreement borrowings of $1.7 billion and $2.1 billion at September 30, 2017 and December 31, 2016, respectively. Of these amounts, $37 million was classified as current maturities at both September 30, 2017 and December 31, 2016.
The scheduled maturities of long-term obligations outstanding at September 30, 2017 are as follows (in thousands):

Three months ending December 31, 2017	$91,515
Years ending December 31:
2018	66,438
2019	143,417
2020	41,258
2021	1,628,154
2022	1,332
Thereafter	1,197,986
Total debt (1)	$3,170,100

(1)	The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $21 million as of September 30, 2017).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of September 30, 2017.
As of September 30, 2017, the Company had cash of $275 million, of which $240 million was held by foreign subsidiaries. We consider the undistributed earnings of these foreign subsidiaries to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Should these earnings be repatriated in the future, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resorting to repatriation of foreign earnings.

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
The following table sets forth a summary of our aftermarket inventory procurement for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
North America	$338,600	$298,100	$40,500	$997,700	$866,400	$131,300	(1)
Europe	637,700	596,107	41,593	1,701,200	1,464,207	236,993	(2)
Specialty	244,800	222,659	22,141	739,800	722,059	17,741	(3)
Total	$1,221,100	$1,116,866	$104,234	$3,438,700	$3,052,666	$386,034

(1)
In North America, aftermarket purchases during the nine months ended September 30, 2017 increased primarily as a result of our acquisition of PGW autoglass in April 2016, which added incremental purchases of $72 million in the first nine months of 2017. The remaining increase is primarily due to stocking up on inventory as a result of our procurement initiatives. Prior year amounts have been recast to include purchases from PGW autoglass.

(2)
In our Europe segment, the increase in purchases during the nine months ended September 30, 2017 is primarily related to our acquisition of Rhiag in March 2016, which added incremental purchases of $145 million in the first nine months of 2017. Purchases for our U.K. operations increased in the nine months ended September 30, 2017 compared to the prior year period primarily as a result of our acquisition of Andrew Page in October 2016, which added incremental purchases of $107 million in the first nine months of 2017, partially offset by the devaluation of the pound sterling in the nine months of 2017 compared to the prior year period.

(3)
The increase in Specialty aftermarket purchases during the nine months ended September 30, 2017 compared to the first nine months of 2016 is primarily due to increased sales volumes for Truck, Towing and RV parts.

The following table sets forth a summary of our global salvage and self service procurement for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
North America Wholesale salvage cars and trucks	74	70	5.7%	226	214	5.6%	(1)
Europe Wholesale salvage cars and trucks	6	5	20.0%	18	17	5.9%
Self service and "crush only" cars	138	132	4.5%	412	395	4.3%	(2)

(1)
The number of salvage cars and trucks purchased during the three and nine months ended September 30, 2017 increased primarily due to a decision to increase the number of salvage cars and trucks dismantled compared to the prior year periods.

(2)	With the increase in scrap prices compared to the prior year period, we have increased the number of self service and "crush only" vehicles purchased.
Net cash provided by operating activities totaled $449 million for the nine months ended September 30, 2017, compared to $524 million during the nine months ended September 30, 2016. During the first three months of 2017, our glass manufacturing business used $4 million of cash for operating activities compared to $26 million of cash provided by operating activities in the first nine months of 2016; these operating cash flows are nonrecurring as we closed the sale of this business on March 1, 2017.
The remaining change in cash provided by operating activities was attributable to our continuing operations. During the nine months ended September 30, 2017, our operating income increased by $78 million compared to the nine months ended September 30, 2016, due to both acquisition related growth and organic growth. The increase in operating income was negatively impacted by non-cash depreciation and amortization expense, which increased by $25 million compared to the prior year period, primarily as a result of our Rhiag acquisition. Cash paid for taxes increased by $34 million during the first nine months of 2017 compared to the prior year period as a result of growth in the business, primarily related to our Rhiag acquisition. Cash paid for interest decreased by $8 million in 2017 primarily as a result of the timing of interest payments on our Euro Notes (payment occurred in the third quarter of 2016 compared to the fourth quarter of 2017). Cash provided by operating activities decreased during the nine months ended September 30, 2017 as a result of a $4 million inventory step-up adjustment recorded in the first nine months of 2016 related to our acquisition of PGW autoglass; we had no such adjustment in the current year period. Cash provided by operating activities increased during the nine months ended September 30, 2017 as a result of a cash dividend related to our equity method investment in Mekonomen, of which $2 million was classified within operating activities.
Cash outflows for our primary working capital accounts (receivables, inventory and payables) from our continuing operations totaled $129 million during the nine months ended September 30, 2017 compared to $29 million during the comparable period in 2016. During the first nine months of 2017, cash outflows for inventory were $93 million compared to cash inflows of $27 million in the prior year period. The period over period increase in cash outflows for inventory was primarily related to our North America and Europe segments. Cash outflows for receivables increased an additional $13 million over the prior year period; the increase in cash outflows was primarily attributable to our North America and Specialty segments, partially offset by a decrease in cash outflows for receivables in our Europe segment. The increases in these cash outflows was partially offset by a net increase in cash inflows from accounts payable of $33 million over the prior year period; the increase in cash inflows for accounts payable was primarily related to our North America segment, partially offset by a decrease in cash inflows for accounts payable in our Europe segment. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we expect to grow our business each year. Other operating assets and liabilities represented a $12 million larger cash outflow in 2017 than the comparable period in 2016; the largest components of the change related to growth in prepaid expenses for our Europe segment.
Net cash used in investing activities totaled $84 million for the nine months ended September 30, 2017, compared to $1.4 billion during the nine months ended September 30, 2016. We invested $253 million of cash, net of cash acquired, in business acquisitions during the nine months ended September 30, 2017 compared to $1.3 billion in the first nine months of 2016, which included $601 million for our Rhiag acquisition and $662 million for our PGW acquisition. In the first quarter of 2017, we received proceeds from the sale of our glass manufacturing business totaling $301 million. In the first half of 2016, we entered into foreign currency contracts to fund the purchase price of the Rhiag acquisition, which generated $18 million of gains; we had no such contracts in the current year period. Property, plant and equipment purchases were $136 million in the nine months ended September 30, 2017 compared to $153 million in the comparable period in 2016. The period over period decrease in cash outflows for purchases of property, plant and equipment was primarily related to our discontinued operations, Specialty and Europe segments. Cash provided by other investing activities increased during the nine months ended September 30, 2017 primarily as a result of a cash dividend related to our equity method investment in Mekonomen, of which $5 million was classified within investing activities.
Net cash used in financing activities totaled $347 million for the nine months ended September 30, 2017, compared to $1.1 billion provided by financing activities during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, net repayments under our credit facilities totaled $375 million, as we used the proceeds from the sale of our glass manufacturing business and cash flows from operations to repay outstanding revolver borrowings; in the first nine months of 2016, we had net borrowings of $1.1 billion primarily to fund our acquisitions. In April 2016, we issued the Euro Notes generating proceeds of $563 million. The proceeds from the Euro Notes were used to repay a portion of the borrowings on the revolving credit facility. Additionally, we repaid $543 million of Rhiag acquired debt and debt related liabilities during the first nine months of 2016. In connection with our January 2016 amendment of our credit facilities and our April 2016 issuance of the Euro Notes, we paid $16 million of debt issuance costs during the nine months ended September 30, 2016; no such costs were incurred in the current year period. There were $25 million of cash proceeds from other debt in the first nine months of 2017, compared to $2 million of cash repayments of other debt in the first nine months of 2016.
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
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 41.3% and 39.1% of our revenue during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.1% change in our consolidated revenue and a 3.0% change in our operating income for the nine months ended September 30, 2017. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at September 30, 2017 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of September 30, 2017, we had outstanding borrowings of €500 million under our Euro Notes, and £118 million, CAD $130 million, SEK 272 million, and €138 million under our revolving credit facilities.
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
As of September 30, 2017, we held ten interest rate swap contracts representing a total of $590 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of September 30, 2017, the fair value of the interest rate swap contracts was an asset of $15 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of September 30, 2017 we held three cross currency swap agreements for a total notional amount of $411 million (€389 million) with maturity dates in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to eliminate uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and The Bank of Tokyo-Mitsubishi UFJ, Ltd.). As of September 30, 2017,

the fair value of the interest rate swap components of the cross currency swaps was an asset of $2 million, and the fair value of the currency forward components was a liability of $52 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 54% of our variable rate debt under our credit facilities at fixed rates at September 30, 2017 compared to 48% at December 31, 2016. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At September 30, 2017, we had $845 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $8 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended September 30, 2017 has increased 37.4% over the average for the fourth quarter of 2016.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
 There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings
The Office of the District Attorney of Harris County, Texas had been investigating since 2009 a possible violation of the Texas Clean Water Act in connection with alleged discharges of petroleum products at two of our facilities in Texas. In May 2017, we made a payment of $0.1 million payment to Harris County to resolve this matter, and in September 2017, the matter was dismissed.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2016 Annual Report on Form 10-K, filed with the SEC on February 27, 2017, and our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K, for information concerning risks and uncertainties that could negatively impact us.

Item 6.     Exhibits
Exhibits
(b) Exhibits

10.1	Offer Letter to Varun Laroyia dated September 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on September 6, 2017).
10.2
Service Agreement between Euro Car Parts Limited and Sukhpal Singh Ahluwalia dated as of September 7, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on September 13, 2017).

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

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2017.

LKQ CORPORATION

/s/ VARUN LAROYIA
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ MICHAEL S. CLARK
Michael S. Clark
Vice President — Finance and Controller
(As duly authorized officer and Principal Accounting Officer)