Form 10-Q
period 2018-03-31
LKQ CORP
filed 2018-05-07
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At April 27, 2018, the registrant had issued and outstanding an aggregate of 309,710,577 shares of Common Stock.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements
LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$2,720,764	$2,342,843
Cost of goods sold	1,666,793	1,412,750
Gross margin	1,053,971	930,093
Selling, general and administrative expenses (1)	766,891	642,817
Restructuring and acquisition related expenses	4,054	2,928
Depreciation and amortization	56,458	48,656
Operating income	226,568	235,692
Other expense (income):
Interest expense, net	28,515	23,988
Other income, net	(2,882)	(1,046)
Total other expense, net	25,633	22,942
Income from continuing operations before provision for income taxes	200,935	212,750
Provision for income taxes	49,584	72,155
Equity in earnings of unconsolidated subsidiaries	1,412	214
Income from continuing operations	152,763	140,809
Net loss from discontinued operations	—	(4,531)
Net income	152,763	136,278
Less: net loss attributable to noncontrolling interest	(197)	—
Net income attributable to LKQ stockholders	$152,960	$136,278

Basic earnings per share: (2)
Income from continuing operations	$0.49	$0.46
Net loss from discontinued operations	—	(0.01)
Net income	0.49	0.44
Less: net loss attributable to noncontrolling interest	(0.00)	—
Net income attributable to LKQ stockholders	$0.49	$0.44

Diluted earnings per share: (2)
Income from continuing operations	$0.49	$0.45
Net loss from discontinued operations	—	(0.01)
Net income	0.49	0.44
Less: net loss attributable to noncontrolling interest	(0.00)	—
Net income attributable to LKQ stockholders	$0.49	$0.44
(1) Selling, general and administrative expenses contain facility and warehouses expenses and distribution expenses that were previously shown separately.
(2) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$152,763	$136,278
Less: net loss attributable to noncontrolling interest	(197)	—
Net income attributable to LKQ stockholders	152,960	136,278

Other comprehensive income (loss):
Foreign currency translation, net of tax	48,485	21,579
Net change in unrealized gains/losses on cash flow hedges, net of tax	3,254	3,163
Net change in unrealized gains/losses on pension plans, net of tax	(621)	(3,041)
Net change in other comprehensive loss from unconsolidated subsidiaries	(605)	(162)
Other comprehensive income	50,513	21,539

Comprehensive income	203,276	157,817
Less: comprehensive loss attributable to noncontrolling interest	(197)	—
Comprehensive income attributable to LKQ stockholders	$203,473	$157,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$245,679	$279,766
Receivables, net	1,211,788	1,027,106
Inventories	2,401,309	2,380,783
Prepaid expenses and other current assets	180,367	134,479
Total current assets	4,039,143	3,822,134
Property, plant and equipment, net	929,756	913,089
Intangible assets:
Goodwill	3,572,198	3,536,511
Other intangibles, net	740,804	743,769
Equity method investments	208,210	208,404
Other assets	146,067	142,965
Total assets	$9,636,178	$9,366,872
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$812,661	$788,613
Accrued expenses:
Accrued payroll-related liabilities	112,140	143,424
Other accrued expenses	267,364	218,600
Refund liability	99,179	—
Other current liabilities	41,167	45,727
Current portion of long-term obligations	142,277	126,360
Total current liabilities	1,474,788	1,322,724
Long-term obligations, excluding current portion	3,170,788	3,277,620
Deferred income taxes	242,226	252,359
Other noncurrent liabilities	329,395	307,516
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 309,630,976 and 309,126,386 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,096	3,091
Additional paid-in capital	1,146,391	1,141,451
Retained earnings	3,271,718	3,124,103
Accumulated other comprehensive loss	(14,618)	(70,476)
Total Company stockholders' equity	4,406,587	4,198,169
Noncontrolling interest	12,394	8,484
Total stockholders' equity	4,418,981	4,206,653
Total liabilities and stockholders’ equity	$9,636,178	$9,366,872

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,763	$136,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,066	50,604
Stock-based compensation expense	5,982	7,285
Loss on sale of business	—	8,580
Other	(3,134)	1,343
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(130,520)	(108,893)
Inventories	5,016	(745)
Prepaid income taxes/income taxes payable	37,362	61,064
Accounts payable	23,924	24,449
Other operating assets and liabilities	(7,296)	(7,672)
Net cash provided by operating activities	145,163	172,293
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(62,189)	(44,398)
Acquisitions, net of cash acquired	(2,966)	(77,056)
Proceeds from disposals of business/investment	—	301,297
Other investing activities, net	534	1,314
Net cash (used in) provided by investing activities	(64,621)	181,157
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,255	2,464
Taxes paid related to net share settlements of stock-based compensation awards	(3,292)	(3,644)
Debt issuance costs	(724)	—
Borrowings under revolving credit facilities	201,669	45,239
Repayments under revolving credit facilities	(321,525)	(389,313)
Repayments under term loans	(4,405)	(9,295)
Repayments under receivables securitization facility	—	(150)
Borrowings of other debt, net	4,409	23,313
Other financing activities, net	4,107	5,000
Net cash used in financing activities	(117,506)	(326,386)
Effect of exchange rate changes on cash and cash equivalents	2,877	3,034
Net (decrease) increase in cash and cash equivalents	(34,087)	30,098
Cash and cash equivalents of continuing operations, beginning of period	279,766	227,400
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	7,116
Cash and cash equivalents of continuing and discontinued operations, beginning of period	279,766	234,516
Cash and cash equivalents, end of period	$245,679	$264,614
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$15,464	$13,746
Interest	13,975	10,965
Supplemental disclosure of noncash investing and financing activities:
Noncash property, plant and equipment additions	$4,199	$2,936
Contingent consideration liabilities	34	10,969
Notes and other financing receivables in connection with disposals of business/investment	—	5,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

			LKQ Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, January 1, 2018	309,127	$3,091	$1,141,451	$3,124,103	$(70,476)	$8,484	$4,206,653
Net income	—	—	—	152,960	—	(197)	152,763
Other comprehensive income	—	—	—	—	50,513	—	50,513
Vesting of restricted stock units, net of shares withheld for employee tax	300	3	(2,399)	—	—	—	(2,396)
Stock-based compensation expense	—	—	5,982	—	—	—	5,982
Exercise of stock options	226	2	2,253	—	—	—	2,255
Shares withheld for net share settlement of stock option awards	(22)	—	(896)	—	—	—	(896)
Adoption of ASU 2018-02 (see Note 4)	—	—	—	(5,345)	5,345	—	—
Capital contributions from noncontrolling interest shareholder	—	—	—	—	—	4,107	4,107
BALANCE, March 31, 2018	309,631	$3,096	$1,146,391	$3,271,718	$(14,618)	$12,394	$4,418,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
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
Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018 ("2017 Form 10-K").

Note 2. Business Combinations
During the three months ended March 31, 2018, we completed one acquisition of a wholesale business in North America. This acquisition was not material to our results of operations or financial position as of and for the three months ended March 31, 2018.
During the year ended December 31, 2017, we completed 26 acquisitions including 6 wholesale businesses in North America, 16 wholesale businesses in Europe and 4 Specialty businesses. Our acquisitions in Europe included the acquisition of four aftermarket parts distribution businesses in Belgium in July 2017. Our acquisitions in Specialty included the acquisition of the aftermarket business of Warn Industries, Inc. ("Warn"), a leading designer, manufacturer and marketer of high performance vehicle equipment and accessories, in November 2017.
Total acquisition date fair value of the consideration for our 2017 acquisitions was $542 million, composed of $510 million of cash paid (net of cash acquired), $6 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $19 million), $5 million of other purchase price obligations (non-interest bearing) and $20 million of notes payable. We typically fund our acquisitions using borrowings under our credit facilities or other financing arrangements. During the year ended December 31, 2017, we recorded $307 million of goodwill related to these acquisitions, of which we expect $21 million to be deductible for income tax purposes.
On December 10, 2017, we entered into an agreement to acquire Stahlgruber GmbH ("Stahlgruber"), a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Czech Republic, Italy, Slovenia, and Croatia with further sales to Switzerland. This acquisition will expand LKQ's geographic presence in continental Europe and serve as an additional strategic hub for our European operations. In addition, we believe this acquisition will allow for continued improvement in procurement, logistics and infrastructure optimization. The enterprise value for the pending Stahlgruber acquisition is €1.5 billion, which will be financed with the proceeds from €1.0 billion of senior notes, the direct issuance to Stahlgruber's owner of 8,055,569 newly issued shares of LKQ common stock, and borrowings under our existing revolving credit facility. On May 3, 2018, the European Commission cleared the proposed acquisition for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of the Czech Republic wholesale business has been referred to the Czech competition authority for review. We anticipate that the closing of the transaction with respect to Stahlgruber's operations outside of the Czech Republic will occur during the second quarter of 2018. The Czech Republic wholesale business represents an immaterial portion of Stahlgruber's revenue and profitability.
Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the three months ended March 31, 2018 and the last nine months of the year ended December 31, 2017 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and

4) the final estimation of the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. During the first quarter of 2018, the measurement period adjustments recorded for acquisitions completed in prior periods were not material.
The purchase price allocations for the acquisitions completed during the year ended December 31, 2017 are as follows (in thousands):

Year Ended
December, 31, 2017
All Acquisitions (1)
Receivables	$73,782
Receivable reserves	(7,032)
Inventories (2)	150,342
Prepaid expenses and other current assets	(295)
Property, plant and equipment	41,039
Goodwill	314,817
Other intangibles	181,216
Other assets	3,257
Deferred income taxes	(65,087)
Current liabilities assumed	(111,484)
Debt assumed	(33,586)
Other noncurrent liabilities assumed	(1,917)
Contingent consideration liabilities	(6,234)
Other purchase price obligations	(5,074)
Notes issued	(20,187)
Settlement of pre-existing balances	242
Gains on bargain purchases (3)	(3,870)
Settlement of other purchase price obligations (non-interest bearing)	3,159
Cash used in acquisitions, net of cash acquired	$513,088

(1)
The amounts recorded during the year ended December 31, 2017 include $6 million and $3 million of adjustments to reduce property, plant and equipment and other assets for Rhiag-Inter Auto Parts Italia S.p.A. (“Rhiag”) and Pittsburgh Glass Works LLC (“PGW”), respectively.

(2)	The amount for our 2017 acquisitions includes a $4 million step-up adjustment related to our Warn acquisition.

(3)
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

The fair value of our intangible assets is based on a number of inputs including projections of future cash flows, assumed royalty rates and customer attrition rates, all of which are Level 3 inputs. The fair value of our property, plant and equipment is determined using inputs such as market comparables and current replacement or reproduction costs of the asset, adjusted for physical, functional and economic factors; these adjustments to arrive at fair value use unobservable inputs in which little or no market data exists, and therefore, these inputs are considered to be Level 3 inputs. See Note 12, "Fair Value Measurements" for further information regarding the tiers in the fair value hierarchy.
The primary objectives of our acquisitions made during 2017 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Certain 2017 acquisitions were completed to enable us to align our distribution model in the Benelux region.
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
The following pro forma summary presents the effect of the businesses acquired during the three months ended March 31, 2018 as though the businesses had been acquired as of January 1, 2017, and the businesses acquired during the year ended December 31, 2017 as though they had been acquired as of January 1, 2016. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Revenue, as reported	$2,720,764	$2,342,843
Revenue of purchased businesses for the period prior to acquisition:
All acquisitions	26	139,216
Pro forma revenue	$2,720,790	$2,482,059

Income from continuing operations, as reported	$152,763	$140,809
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
All acquisitions	0	7,470
Acquisition related expenses, net of tax (1)	623	1,243
Pro forma income from continuing operations	$153,386	$149,522

Earnings per share from continuing operations, basic - as reported	$0.49	$0.46
Effect of purchased businesses for the period prior to acquisition:
All acquisitions	0.00	0.02
Acquisition related expenses, net of tax (1)	0.00	0.00
Pro forma earnings per share from continuing operations, basic (2)	$0.50	$0.49

Earnings per share from continuing operations, diluted - as reported	$0.49	$0.45
Effect of purchased businesses for the period prior to acquisition:
All acquisitions	0.00	0.02
Acquisition related expenses, net of tax (1)	0.00	0.00
Pro forma earnings per share from continuing operations, diluted (2)	$0.49	$0.48

(1)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.

(2)	The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property, plant and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The pro forma impact of our acquisitions also reflects the elimination of acquisition related expenses, net of tax. Refer to Note 6, "Restructuring and Acquisition Related Expenses," for further information regarding our acquisition related expenses. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 3. Discontinued Operations
On March 1, 2017, LKQ completed the sale of the glass manufacturing business of its PGW subsidiary to a subsidiary of Vitro S.A.B. de C.V. ("Vitro") for a sales price of $301 million, including cash received of $316 million, net of cash disposed of $15 million. Related to this transaction, the remaining portion of the Glass operating segment was combined with our Wholesale - North America operating segment, which is part of our North America reportable segment, in the first quarter of 2017. See Note 15, "Segment and Geographic Information" for further information regarding our segments.

In connection with the Stock and Asset Purchase Agreement, the Company and Vitro entered into a twelve-month Transition Services Agreement commencing on the transaction date with two six-month renewal periods, a three-year Purchase and Supply Agreement, and an Intellectual Property Agreement.
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the three months ended March 31, 2017, as presented in Net loss from discontinued operations on the Unaudited Condensed Consolidated Statements of Income (in thousands):

Three Months Ended
March 31, 2017
Revenue	$111,130
Cost of goods sold	100,084
Selling, general and administrative expenses	8,369
Operating income	2,677
Interest and other income, net (1)	1,204
Income from discontinued operations before taxes	3,881
Provision for income taxes	3,598
Equity in loss of unconsolidated subsidiaries	(534)
Loss from discontinued operations, net of tax	(251)
Loss on sale of discontinued operations, net of tax (2)	(4,280)
Net loss from discontinued operations	$(4,531)
(1) The Company elected to allocate interest expense to discontinued operations based on the expected debt to be repaid. Under this approach, allocated interest from January 1, 2017 through the date of sale was $2 million. This expense was offset by foreign currency gains.
(2) In the first quarter of 2017, upon closing of the sale and write-off of the net assets of the glass manufacturing business, we recorded a pre-tax loss on sale of $9 million, and a $4 million tax benefit. The incremental loss primarily reflects a $6 million payable for intercompany sales from the glass manufacturing business to the aftermarket automotive glass distribution business incurred prior to closing, which was paid by LKQ during the second quarter of 2017, and capital expenditures in 2017 that were not reimbursed by the buyer.
The glass manufacturing business had $4 million of operating cash outflows, $4 million of investing cash outflows mainly consisting of capital expenditures, and $15 million of financing cash inflows made up of parent financing for the period from January 1, 2017 through March 1, 2017.
Pursuant to the Purchase and Supply Agreement, our aftermarket automotive glass distribution business will source various products from Vitro's glass manufacturing business annually for a three-year period beginning on March 1, 2017. Between January 1, 2017 and the sale date of March 1, 2017, intercompany sales between the glass manufacturing business and the continuing aftermarket automotive glass distribution business of PGW, which were eliminated in consolidation, were $8 million. All purchases from Vitro, including those outside of the Purchase and Supply Agreement, for the three months ended March 31, 2018 and for the period between the sale date of March 1, 2017 and March 31, 2017, were $10 million and $4 million, respectively.

Note 4. Financial Statement Information
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts, which was approximately $63 million and $58 million at March 31, 2018 and December 31, 2017, respectively.

Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Aftermarket and refurbished products	$1,915,537	$1,877,653
Salvage and remanufactured products	469,648	487,108
Manufactured products	16,124	16,022
Total inventories	$2,401,309	$2,380,783
    Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of March 31, 2018, manufactured products inventory was composed of $9 million of raw materials, $2 million of work in process, and $5 million of finished goods. As of December 31, 2017, manufactured products inventory was composed of $10 million of raw materials, $2 million of work in process, and $4 million of finished goods.
Property, Plant and Equipment
We record depreciation expense associated with our refurbishing, remanufacturing, manufacturing and furnace operations as well as our distribution centers in Cost of goods sold on the Unaudited Condensed Consolidated Statements of Income. All other depreciation expense is reported in Depreciation and amortization. Total depreciation expense for the three months ended March 31, 2018 and 2017 was $37 million and $27 million, respectively.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2018 are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2018	$1,709,354	$1,414,898	$412,259	$3,536,511
Business acquisitions and adjustments to previously recorded goodwill	584	259	(4,977)	(4,134)
Exchange rate effects	(2,891)	42,510	202	39,821
Balance as of March 31, 2018	$1,707,047	$1,457,667	$407,484	$3,572,198
The components of other intangibles, net are as follows (in thousands):

	March 31, 2018	December 31, 2017
Intangible assets subject to amortization	$658,704	$664,969
Indefinite-lived intangible assets
Trademarks	81,300	78,800
Other indefinite-lived intangible assets	800	—
Total	$740,804	$743,769

The components of intangible assets subject to amortization are as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$333,802	$(79,437)	$254,365	$327,332	$(75,095)	$252,237
Customer and supplier relationships	520,386	(185,417)	334,969	510,113	(167,532)	342,581
Software and other technology related assets	129,851	(65,070)	64,781	124,049	(59,081)	64,968
Covenants not to compete	13,920	(9,331)	4,589	14,981	(9,798)	5,183
Total	$997,959	$(339,255)	$658,704	$976,475	$(311,506)	$664,969

Our estimated useful lives for our finite-lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	6-20 years
Software and other technology related assets	Straight-line	3-15 years
Covenants not to compete	Straight-line	2-5 years
Amortization expense for intangibles was $24 million and $23 million during the three months ended March 31, 2018 and 2017, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2022 is $75 million (for the remaining nine months of 2018), $85 million, $72 million, $60 million and $51 million, respectively.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $208 million at both March 31, 2018 and December 31, 2017. On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen") from AxMeko AB, an affiliate of Axel Johnson AB, for an aggregate purchase price of $181 million. Headquartered in Stockholm, Sweden, Mekonomen is the leading independent car parts and service chain in the Nordic region of Europe, offering a range of products including spare parts and accessories for cars, and workshop services for consumers and businesses. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of March 31, 2018, the book value of our investment in Mekonomen exceeded our share of the book value of Mekonomen's net assets by $125 million; this difference is primarily related to goodwill and the fair value of other intangible assets. We are recording our equity in the net earnings of Mekonomen on a one quarter lag. For the three months ended March 31, 2018 and 2017, we recorded equity in earnings totaling $2 million and $0.3 million, respectively, related to our investment in Mekonomen, which represents our share of the results for the three months ended December 31, 2017 and 2016, respectively, including adjustments to convert the results to GAAP and to recognize the impact of our purchase accounting adjustments. In May 2017, we received a cash dividend of $7 million (SEK 67 million) related to our investment in Mekonomen. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at March 31, 2018 was $163 million compared to a carrying value of $202 million. We evaluated our investment in Mekonomen for other-than-temporary impairment and concluded the decline in fair value was not other-than-temporary.

Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. These assurance-type warranties are not considered a separate performance obligation and thus, no transaction price is allocated to it. We record the warranty costs in Cost of goods sold on our Unaudited Condensed Consolidated Statements of Income. Our warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within Other accrued expenses and Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2017	$23,151
Warranty expense	10,000
Warranty claims	(9,294)
Balance as of March 31, 2018	$23,857
Recent Accounting Pronouncements
Adoption of New Revenue Standard
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09, which collectively with ASU 2014-09, represent the FASB Accounting Standards Codification Topic 606 (“ASC 606”). On January 1, 2018, we adopted ASC 606 for all contracts using the modified retrospective method, which means the historical periods are presented under the previous revenue standards with the cumulative net income effect being adjusted through retained earnings.
Most of the changes resulting from our adoption of ASC 606 were changes in presentation within the Unaudited Condensed Consolidated Balance Sheets and the Unaudited Condensed Consolidated Statements of Income. Therefore, while we made adjustments to certain opening balances on our January 1, 2018 balance sheet, we made no adjustments to opening retained earnings. We expect the impact of the adoption of ASC 606 to be immaterial to our net income on an ongoing basis. See Note 5, "Revenue Recognition" for the required disclosures under ASC 606.
With the adoption of ASC 606, we reclassified certain amounts related to variable consideration. Under ASC 606, we are required to present a refund liability and a returns asset within the Unaudited Condensed Consolidated Balance Sheet, whereas in periods prior to adoption, we presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. Additionally, under ASC 606, the changes in the refund liability are reported in revenue, and the changes in the returns assets are reported in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Income. Prior to adoption, the change in the reserve for returns was generally reported as a net amount within revenue. As a result, the income statement presentation was adjusted concurrently with the balance sheet change beginning in 2018.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows (in thousands):

	Balance as of December 31, 2017	Adjustments Due to ASC 606	Balance as of January 1, 2018
Balance Sheet
Assets
Accounts receivable	$1,027,106	$38,511	$1,065,617
Prepaid expenses and other current assets	134,479	44,508	178,987
Liabilities
Refund liability	—	83,019	83,019
The impact of the adoption of ASC 606 on our Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Consolidated Statement of Income as of and for the three months ended March 31, 2018 was as follows (in thousands):

	Balance as of March 31, 2018
	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Accounts receivable	$1,211,788	$1,165,618	$46,170
Prepaid expenses and other current assets	180,367	127,358	53,009
Liabilities
Refund liability	99,179	—	99,179

	For the three months ended March 31, 2018
	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$2,720,764	$2,728,712	$(7,948)
Cost of goods sold	1,666,793	1,674,173	(7,380)
Selling, general and administrative expenses	766,891	767,459	(568)
We have not included a table of the impact of the balance sheet adjustments on the Unaudited Condensed Consolidated Statement of Cash Flows as the adjustment will net to zero within the operating activities section of this statement.
Under ASC 606, we have elected not to adjust consideration for the effect of a significant financing component at contract inception if the period between the transfer of goods to the customer and payment received from the customer is one year or less. Generally, our payment terms are short term in nature, but in some instances we may offer extended terms to customers exceeding one year such that interest would be accrued with respect to those contracts. The interest that would be accrued related to these contracts is immaterial at March 31, 2018.
Under ASC 340, "Other Assets and Deferred Costs," we have elected to recognize incremental costs of obtaining a contract (commissions earned by our sales representatives on product sales) as an expense when incurred, as we believe the amortization period of the asset would be one year or less due to the short-term nature of our contracts.
Other Recently Adopted Accounting Pronouncements
During the first quarter of 2018, we adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which changes how entities will recognize, measure, present and make disclosures about certain financial assets and financial liabilities. The adoption of ASU 2016-01 did not have a significant impact on our financial position, results of operations, cash flows or disclosures.
During the first quarter of 2018, we adopted ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which includes guidance on classification for the following items: debt prepayment or debt extinguishment costs, settlement of zero coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned or bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and other separately identifiable cash flows where application of the predominance principle is prescribed. No adjustments were required in our Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018. Within our Unaudited Condensed Consolidating Statements of Cash Flows in Note 16, "Condensed Consolidating Financial Information," we now present a new line item, Payments of deferred purchase price on receivables securitization, as a result of adopting ASU 2016-15; prior year cash flow information within this footnote has been recast to reflect the impact of adopting this accounting standard. Other than the addition of this new line item, there was no impact to our Unaudited Condensed Consolidating Statements of Cash Flows.
During the first quarter of 2018, we adopted ASU No. 2017-01 "Clarifying the Definition of a Business" (“ASU 2017-01”), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs.  The adoption of ASU 2017-01 did not have a material impact on our unaudited condensed consolidated financial statements.

During the first quarter of 2018, we adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). In addition, under ASU 2018-02, an entity is required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years and interim periods beginning after December 15, 2018; early adoption is permitted. As a result of the adoption of ASU 2018-02, we recorded a $5 million reclassification to increase Accumulated Other Comprehensive (Loss) Income and decrease Retained Earnings.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between current GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. While we are still in the process of quantifying the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures, we anticipate the adoption will materially affect our consolidated balance sheet and disclosures, as the majority of our operating leases will be recorded on the balance sheet under ASU 2016-02. While we do not anticipate the adoption of this accounting standard to have a material impact on our consolidated statements of income at this time, this conclusion may change as we finalize our assessment. In order to assist in our timely implementation of the new standard, we have purchased new software to track our leases. We have engaged a third party to assist with the implementation of the new software with an expectation to complete the implementation by the end of 2018.
In August 2017, the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which amends the hedge accounting recognition and presentation requirements in ASC 815 ("Derivatives and Hedging"). ASU 2017-12 significantly alters the hedge accounting model by making it easier for an entity to achieve and maintain hedge accounting and provides for accounting that better reflects an entity's risk management activities. ASU 2017-12 is effective for fiscal years and interim periods beginning after December 15, 2018; early adoption is permitted. Entities will adopt the provisions of ASU 2017-12 by applying a modified retrospective approach to existing hedging relationships as of the adoption date. At this time, we are still evaluating the impact of this standard on our financial statements.

Note 5. Revenue Recognition
The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes:

1.	Identifying contracts with customers,

2.	Identifying performance obligations within those contracts,

3.	Determining the transaction price,

4.	Allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and

5.	Recognizing revenue when or as each performance obligation is satisfied.
The majority of our revenue is derived from the sale of vehicle parts. Under both the previous revenue standards and ASC 606, we recognize revenue when the products are shipped to, delivered to or picked up by customers and title has transferred.

Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2018	2017
North America	$1,172,585	$1,079,875
Europe	1,037,046	819,167
Specialty	350,674	313,899
Parts and services	2,560,305	2,212,941
Other	160,459	129,902
Total revenue	$2,720,764	$2,342,843
Parts and Services
Our parts revenue is generated from the sale of vehicle products including replacement parts, components and systems used in the repair and maintenance of vehicles and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Services revenue includes additional services that are generally recorded concurrently with the related product sales, such as the sale of service-type warranties and fees for admission to our self service yards.
In North America, our vehicle replacement products include sheet metal collision parts such as doors, hoods, fenders; bumper covers; head and tail lamps; automotive glass products such as windshields; mirrors and grills; wheels; and large mechanical items such as engines and transmissions. In Europe, our products include a wide variety of small mechanical products such as brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. In Specialty, we serve six product segments: truck and off-road; speed and performance; RV; towing; wheels, tires and performance handling; and miscellaneous accessories.
Our service-type warranties typically have service periods ranging from 6 to 36 months. Under ASC 606, proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in thousands):

Balance January 1, 2018	$19,465
Additional warranty revenue deferred	10,097
Warranty revenue recognized	(8,055)
Balance March 31, 2018	$21,507
Other Revenue
Revenue from other sources includes scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. The sale of hulks in our wholesale and self service recycling operations represents one performance obligation, and revenue is recognized based on a price per weight when the customer (processor) collects the scrap. Some adjustments may occur when the customer weighs the scrap at their location, and revenue is adjusted accordingly. We constrain our estimate of consideration to be received to the extent that we believe there will be a significant reversal in revenue.
Revenue by Geographic Area
See Note 15, "Segment and Geographic Information" for information related to our revenue by geographic region.
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration which includes returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. The previous revenue guidance required us to estimate the transaction price using a best estimate approach. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration. In addition, our estimates of variable consideration are constrained to the extent that a significant reversal in revenue is expected. We recorded a refund liability and return asset for expected returns of $99 million and $53 million, respectively as of March 31, 2018 and a net reserve of $38 million as of December 31, 2017. The refund liability is presented separately on the balance sheet within liabilities while the return asset is presented within prepaid expenses and other current assets. Additionally, we recorded a reserve for our variable consideration of $44 million and $78 million as of March 31, 2018 and December 31, 2017, respectively. Variable consideration consists primarily of discounts, volume rebates, and other customer sales incentives which are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our consolidated financial statements.

Note 6. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $2 million and $3 million for the three months ended March 31, 2018 and 2017, respectively. Acquisition related expenses for the three months ended March 31, 2018 consisted of external costs for (i) completed acquisitions, (ii) pending acquisitions as of March 31, 2018, including $1 million related to Stahlgruber, and (iii) potential acquisitions that were terminated.
Acquisition related expenses for the three months ended March 31, 2017 consisted of $1 million of costs related to our acquisition of Andrew Page, with the remaining $2 million related to other completed acquisitions and acquisitions that were pending as of March 31, 2017.
Acquisition Integration Plans and Restructuring
During the three months ended March 31, 2018, we incurred $2 million of restructuring expenses. Expenses incurred during the three months ended March 31, 2018 were primarily related to the integration of our acquisition of Andrew Page. This integration included the closure of duplicate facilities and termination of employees.
During the three months ended March 31, 2017, we incurred less than $1 million of restructuring expenses, primarily related to the ongoing integration activities in our Specialty segment. Expenses incurred were primarily related to facility closure and the merger of existing facilities into larger distribution centers.
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

Note 7. Stock-Based Compensation
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
The fair value of RSUs that vested during the three months ended March 31, 2018 was $15 million.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the three months ended March 31, 2018:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2018	1,624,390	$29.94
Granted	562,380	$43.35
Vested	(359,863)	$29.00
Forfeited / Canceled	(18,015)	$31.29
Unvested as of March 31, 2018	1,808,892	$34.28
Expected to vest after March 31, 2018	1,630,647	$34.26	3.0	$61,883
(1) The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the three months ended March 31, 2018. No options vested during the three months ended March 31, 2018; all of our outstanding options are fully vested.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the three months ended March 31, 2018:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2018	1,738,073	$9.20
Exercised	(226,260)	$9.97		$7,123
Canceled	(509)	$32.31
Balance as of March 31, 2018	1,511,304	$9.08	1.4	$43,631
Exercisable as of March 31, 2018	1,511,304	$9.08	1.4	$43,631
(1) The aggregate intrinsic value of outstanding and exercisable options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of the last day of the period indicated. This amount changes based on the market price of the Company’s common stock.
Stock-Based Compensation Expense
Total pre-tax stock-based compensation expense for RSUs totaled $6 million and $7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, unrecognized compensation expense related to unvested RSUs is $51 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized.

Note 8. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Income from continuing operations	$152,763	$140,809
Denominator for basic earnings per share—Weighted-average shares outstanding	309,517	308,028
Effect of dilutive securities:
RSUs	619	564
Stock options	1,211	1,708
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	311,347	310,300
Basic earnings per share from continuing operations	$0.49	$0.46
Diluted earnings per share from continuing operations	$0.49	$0.45
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Antidilutive securities:
RSUs	—	147
Stock options	—	78

Note 9. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	March 31, 2018
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(71,933)	$11,538	$(8,772)	$(1,309)	$(70,476)
Pretax income (loss)	48,435	(4,501)	(629)	—	43,305
Income tax effect	50	1,053	8	—	1,111
Reclassification of unrealized loss	—	8,747	—	—	8,747
Reclassification of deferred income taxes	—	(2,045)	—	—	(2,045)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(605)	(605)
Adoption of ASU 2018-02	2,859	2,486	—	—	5,345
Ending balance	$(20,589)	$17,278	$(9,393)	$(1,914)	$(14,618)

	Three Months Ended
	March 31, 2017
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(272,529)	$8,091	$(2,737)	$—	$(267,175)
Pretax income	20,068	832	836	—	21,736
Income tax effect	—	(356)	(318)	—	(674)
Reclassification of unrealized loss (gain)	—	4,257	(171)	—	4,086
Reclassification of deferred income taxes	—	(1,570)	48	—	(1,522)
Disposal of business, net	1,511	—	(3,436)	—	(1,925)
Other comprehensive (loss) income from unconsolidated subsidiaries	—	—	—	(162)	(162)
Ending balance	$(250,950)	$11,254	$(5,778)	$(162)	$(245,636)
Net unrealized gains on our interest rate swaps totaling $2 million and net unrealized losses of $1 million were reclassified to Interest expense, net in our Unaudited Condensed Consolidated Statements of Income during the three months ended March 31, 2018 and 2017, respectively. We also reclassified gains of $1 million and $2 million to Interest expense, net related to our cross currency swaps during the three months ended March 31, 2018 and 2017, respectively. Also related to our cross currency swaps, we reclassified losses of $12 million and $5 million to Other income, net in our Unaudited Condensed Consolidated Statements of Income during the three months ended March 31, 2018 and 2017, respectively; these gains and losses offset the impact of the remeasurement of the underlying contracts. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated other comprehensive income (loss) to provision for income taxes.
As a result of the adoption of ASU 2018-02 in the first quarter of 2018, we recorded a $5 million reclassification to increase Accumulated Other Comprehensive (Loss) Income and decrease Retained Earnings. See Note 4, "Financial Statement Information" for further information regarding the adoption of ASU 2018-02.

Note 10. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Senior secured credit agreement:
Term loans payable	$700,395	$704,800
Revolving credit facilities	1,172,140	1,283,551
U.S. Notes (2023)	600,000	600,000
Euro Notes (2024)	616,200	600,150
Receivables securitization facility	100,000	100,000
Notes payable through October 2025 at weighted average interest rates of 1.4% and 1.4%, respectively	29,413	29,146
Other long-term debt at weighted average interest rates of 1.9% and 1.7%, respectively	120,940	110,633
Total debt	3,339,088	3,428,280
Less: long-term debt issuance costs	(23,157)	(21,476)
Less: current debt issuance costs	(2,866)	(2,824)
Total debt, net of debt issuance costs	3,313,065	3,403,980
Less: current maturities, net of debt issuance costs	(142,277)	(126,360)
Long term debt, net of debt issuance costs	$3,170,788	$3,277,620

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
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2023. Term loan borrowings, which totaled $700 million as of March 31, 2018, are due and payable in quarterly installments equal to $4 million on the last day of each fiscal quarter ending on or after March 31, 2018 and prior to March 31, 2019 and $9 million on the last day of each fiscal quarter ending on or after March 31, 2019, with the remaining balance due and payable on January 29, 2023.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 11, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at both March 31, 2018 and December 31, 2017 were 2.2%. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.025% and 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $22 million and $18 million were classified as current maturities at March 31, 2018 and December 31, 2017. As of March 31, 2018, there were letters of credit outstanding in the aggregate amount of $65 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at March 31, 2018 was $1.5 billion.
Related to the execution of Amendment No. 2 to the Fourth Amended and Restated Credit Agreement in December 2017, we incurred $5 million of fees, the majority of which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement.
U.S. Notes (2023)
In 2013, we issued $600 million aggregate principal amount of 4.75% senior notes due 2023 (the "U.S. Notes (2023)"). The U.S. Notes (2023) are governed by the Indenture dated as of May 9, 2013 (the "U.S. Notes (2023) Indenture") among LKQ Corporation, certain of our subsidiaries (the "Guarantors") and U.S. Bank National Association, as trustee. The U.S. Notes (2023) are registered under the Securities Act of 1933.
The U.S. Notes (2023) bear interest at a rate of 4.75% per year from the most recent payment date on which interest has been paid or provided for. Interest on the U.S. Notes (2023) is payable in arrears on May 15 and November 15 of each year. The U.S. Notes (2023) are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
The U.S. Notes (2023) and the related guarantees are, respectively, LKQ Corporation's and each Guarantor's senior unsecured obligations and are subordinated to all of the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the U.S. Notes (2023) are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the U.S. Notes (2023) to the extent of the assets of those subsidiaries.

Euro Notes (2024)
On April 14, 2016, LKQ Italia Bondco S.p.A. (“LKQ Italia”), an indirect, wholly-owned subsidiary of LKQ Corporation, completed an offering of €500 million aggregate principal amount of senior notes due April 1, 2024 (the “Euro Notes (2024)”) in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering were used to repay a portion of the revolver borrowings under the Credit Agreement and to pay related fees and expenses. The Euro Notes (2024) are governed by the Indenture dated as of April 14, 2016 (the “Euro Notes (2024) Indenture”) among LKQ Italia, LKQ Corporation and certain of our subsidiaries (the “Euro Notes (2024) Subsidiaries”), the trustee, and the paying agent, transfer agent, and registrar.
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
The Euro Notes (2024) and the related guarantees are, respectively, LKQ Italia’s and each Euro Notes (2024) Guarantor’s senior unsecured obligations and are subordinated to all of LKQ Italia's and the Euro Notes (2024) Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes (2024) are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes (2024) to the extent of the assets of those subsidiaries. The Euro Notes (2024) have been listed on the ExtraMOT, Professional Segment of the Borsa Italia S.p.A. securities exchange and the Global Exchange Market of the Irish Stock Exchange.
Euro Notes (2026/28) - Subsequent Event
On April 9, 2018, LKQ European Holdings B.V. ("LKQ Euro Holdings"), a wholly-owned subsidiary of LKQ Corporation, completed an offering of €1.0 billion aggregate principal amount of senior notes. The offering consisted of €750 million senior notes due 2026 (the "2026 notes") and €250 million senior notes due 2028 (the "2028 notes" and, together with the 2026 notes, the "Euro Notes (2026/28)") in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering, together with borrowings under our senior secured credit facility, will be used to (i) finance a portion of the consideration payable for the pending Stahlgruber acquisition, (ii) for general corporate purposes and (iii) to pay related fees and expenses, including the refinancing of net financial debt. The Euro Notes (2026/28) are governed by the Indenture dated as of April 9, 2018 (the “Euro Notes (2026/28) Indenture”) among LKQ Euro Holdings, the Company and certain of the Company’s subsidiaries (the “Euro Notes (2026/28) Subsidiaries”), the trustee, paying agent, transfer agent, and registrar.
The 2026 notes and 2028 notes bear interest at a rate of 3.625% and 4.125%, respectively, per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Euro Notes (2026/28) is payable in arrears on April 1 and October 1 of each year, beginning on October 1, 2018. The Euro Notes (2026/28) are fully and unconditionally guaranteed by LKQ Corporation and the Euro Notes (2026/28) Subsidiaries (the "Euro Notes (2026/28) Guarantors").
The Euro Notes (2026/28) and the related guarantees are, respectively, LKQ Euro Holdings' and each Euro Notes (2026/28) Guarantor’s senior unsecured obligations and will be subordinated to all of LKQ Euro Holdings' and the Euro Notes (2026/28) Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes (2026/28) are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes (2026/28) to the extent of the assets of those subsidiaries. We have agreed to use commercially reasonable efforts to cause the Euro Notes (2026/28) to be listed on the Global Exchange Market of Euronext Dublin as promptly as practicable after the issue date of the Euro Notes (2026/28) (and in any event prior to May 24, 2018, the 45th day following the issue date of the notes). In addition to other conventional redemption provisions, the Euro Notes (2026/28) are subject to a special mandatory redemption in the event that on or prior to October 6, 2018, (a) the Stahlgruber acquisition is not consummated or (b) the purchase and sale agreement governing the Stahlgruber acquisition is terminated. The special mandatory redemption price will be equal to 100% of the initial issue price of the notes, plus accrued and unpaid interest from the date of initial issuance (or, if after the October 1, 2018 interest payment date, from October 1, 2018) up to, but excluding, the special mandatory redemption date.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. As of both March 31, 2018 and December 31, 2017, $144 million of net receivables were collateral for the investment under the receivables facility.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of March 31, 2018, the interest rate under the receivables facility was based on commercial paper rates and was 2.7%. The outstanding balances of $100 million as of both March 31, 2018 and December 31, 2017, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

Note 11. Derivative Instruments and Hedging Activities
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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from January to June 2021. As of March 31, 2018, we held interest rate swap contracts representing $590 million of U.S. dollar-denominated debt.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of fluctuating exchange rates on these future cash flows. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. The effective portion of the changes in fair value of the foreign currency forward contracts is recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income, net when the underlying transaction has an impact on earnings.
In 2016, we entered into three cross currency swap agreements for a total notional amount of $422 million (€400 million). The notional amount steps down by €15 million annually through 2020 with the remainder maturing in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. The effective portion of the changes in the fair value of the derivative instruments is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense, net when the underlying transactions have an impact on earnings.

The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of March 31, 2018 and December 31, 2017 (in thousands):

	Notional Amount		Fair Value at March 31, 2018 (USD)		Fair Value at December 31, 2017 (USD)
	March 31, 2018	December 31, 2017	Other Assets	Other Noncurrent Liabilities	Other Assets	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$590,000	$590,000	$24,253	$—	$19,102	$—
Cross currency swap agreements
USD/euro	$402,580	$406,546	9,208	77,812	5,504	61,492
Total cash flow hedges			$33,461	$77,812	$24,606	$61,492
While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Other Assets and Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets of $17 million and $12 million at March 31, 2018 and December 31, 2017, respectively.
The activity related to our cash flow hedges is included in Note 9, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during the three months ended March 31, 2018 and 2017. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of March 31, 2018, we estimate that less than $1 million of derivative gains (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at March 31, 2018 and December 31, 2017, along with the effect on our results of operations during the three months ended March 31, 2018 and 2017, were immaterial.

Note 12. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value our financial assets and liabilities, and during the three months ended March 31, 2018, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2018 and December 31, 2017 (in thousands):

	Balance as of March 31, 2018	Fair Value Measurements as of March 31, 2018
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$46,196	$—	$46,196	$—
Interest rate swaps	24,253	—	24,253	—
Cross currency swap agreements	9,208	—	9,208	—
Total Assets	$79,657	$—	$79,657	$—
Liabilities:
Contingent consideration liabilities	$2,700	$—	$—	$2,700
Deferred compensation liabilities	50,676	—	50,676	—
Cross currency swap agreements	77,812	—	77,812	—
Total Liabilities	$131,188	$—	$128,488	$2,700

	Balance as of December 31, 2017	Fair Value Measurements as of December 31, 2017
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$45,984	$—	$45,984	$—
Interest rate swaps	19,102	—	19,102	—
Cross currency swap agreements	5,504	—	5,504	—
Total Assets	$70,590	$—	$70,590	$—
Liabilities:
Contingent consideration liabilities	$2,636	$—	$—	$2,636
Deferred compensation liabilities	47,199	—	47,199	—
Cross currency swap agreements	61,492	—	61,492	—
Total Liabilities	$111,327	$—	$108,691	$2,636
The cash surrender value of life insurance is included in Other assets on our Unaudited Condensed Consolidated Balance Sheets. The current portion of deferred compensation is included in Accrued payroll-related liabilities and the current portion of contingent consideration liabilities is included in Other current liabilities on our Unaudited Condensed Consolidated Balance Sheets; the noncurrent portion of these amounts is included in Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and cross currency swap agreements is presented in Note 11, "Derivative Instruments and Hedging Activities."
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of March 31, 2018 and December 31, 2017, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.9 billion and $2.0 billion, respectively. In addition, based on market conditions, the fair values of the outstanding borrowings under the receivables facility reasonably approximated the carrying values of $100 million at both March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the fair values of the U.S. Notes (2023) were approximately $602 million and $615 million, respectively, compared to a carrying value of $600 million. As of March 31, 2018 and December 31, 2017, the fair values of the Euro Notes (2024) were approximately $652 million and $658 million compared to carrying values of $616 million and $600 million, respectively.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2018 to assume these obligations. The fair value of our U.S. Notes (2023) is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair value of our Euro Notes (2024) is determined based upon observable market inputs including quoted market prices in a market that is not active, and therefore is classified as Level 2 within the fair value hierarchy.

Note 13. Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at March 31, 2018 are as follows (in thousands):

Nine months ending December 31, 2018	$186,038
Years ending December 31:
2019	207,724
2020	171,530
2021	132,755
2022	107,405
2023	91,007
Thereafter	532,760
Future Minimum Lease Payments	$1,429,219
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

Note 14. Income Taxes
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
Our effective income tax rate for the three months ended March 31, 2018 was 24.7%, compared to 33.9% for the comparable prior year period. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017. The effective tax rate also reflects the impact of favorable discrete items of approximately $3 million for each of the three months ended March 31, 2018 and 2017 for excess tax benefits from stock-based payments. The quarter over quarter change in these amounts increased the effective tax rate by 0.2% compared to the prior year.

The Tax Act introduced broad and complex changes to the U.S. tax code, including the aforementioned reduction in the U.S. corporate tax rate, a one-time transition tax on the historical unremitted earnings of foreign subsidiaries, and a new minimum tax on foreign earnings (Global Intangible Low-Taxed Income, “GILTI”). On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting for provisional amounts under ASC 740, "Accounting for Income Taxes."
As a result of the Tax Act, in 2017, we recognized a provisional tax liability of $51 million related to the one-time transition tax on historical foreign earnings, payable over a period of eight years. We also recorded a provisional decrease to net U.S. deferred tax liabilities of $73 million. For a description of the impact of the Tax Act for the year ended December 31, 2017, refer to Note 13, "Income Taxes" of our financial statements as of and for the year ended December 31, 2017 included in the 2017 Form 10-K. During the three-month period ended March 31, 2018, there were no changes made to the provisional amounts recognized in 2017. We continue to gather the information necessary to finalize those provisional amounts. Our estimates could be affected as we gain a more thorough understanding of the Tax Act from additional guidance issued by the U.S. tax authorities. Changes to the provisional estimates of the tax effect of the Tax Act will be recorded as a discrete item in the interim period the amounts are considered complete.
The Company has included the estimated 2018 impact of the GILTI Tax as a period cost and included it as part of the estimated annual effective tax rate. The 2018 estimated annual effective tax rate also includes the impact of all other U.S. tax reform provisions that were effective on January 1, 2018. These estimates are subject to change as additional guidance on the tax reform provisions is issued.

Note 15. Segment and Geographic Information
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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended March 31, 2018
Revenue:
Third Party	$1,329,660	$1,040,430	$350,674	$—	$2,720,764
Intersegment	183	—	1,118	(1,301)	—
Total segment revenue	$1,329,843	$1,040,430	$351,792	$(1,301)	$2,720,764
Segment EBITDA	$177,713	$75,534	$41,969	$—	$295,216
Depreciation and amortization (1)	21,228	32,757	7,081	—	61,066
Three Months Ended March 31, 2017
Revenue:
Third Party	$1,208,047	$820,897	$313,899	$—	$2,342,843
Intersegment	193	—	1,035	(1,228)	—
Total segment revenue	$1,208,240	$820,897	$314,934	$(1,228)	$2,342,843
Segment EBITDA	$176,135	$78,694	$35,441	$—	$290,270
Depreciation and amortization (1)	20,378	24,751	5,475	—	50,604

(1)	Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding noncontrolling interest, discontinued operations, depreciation, amortization, interest and income tax expense.
The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income	$152,763	$136,278
Less: net loss attributable to noncontrolling interest	(197)	—
Net income attributable to LKQ stockholders	152,960	136,278
Subtract:
Net loss from discontinued operations	—	(4,531)
Net income from continuing operations attributable to LKQ stockholders	152,960	140,809
Add:
Depreciation and amortization	56,458	48,656
Depreciation and amortization - cost of goods sold	4,608	1,948
Interest expense, net	28,515	23,988
Provision for income taxes	49,584	72,155
EBITDA	292,125	287,556
Subtract:
Equity in earnings of unconsolidated subsidiaries	1,412	214
Add:
Restructuring and acquisition related expenses (1)	4,054	2,928
Inventory step-up adjustment - acquisition related	403	—
Change in fair value of contingent consideration liabilities	46	—
Segment EBITDA	$295,216	$290,270

(1)	See Note 6, "Restructuring and Acquisition Related Expenses," for further information.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Capital Expenditures
North America	$29,662	$16,760
Europe	28,815	20,458
Specialty	3,712	3,582
Discontinued operations	—	3,598
Total capital expenditures	$62,189	$44,398

The following table presents assets by reportable segment (in thousands):

	March 31,	December 31,
	2018	2017
Receivables, net
North America	$448,973	$379,666
Europe	622,592	555,372
Specialty	140,223	92,068
Total receivables, net (1)	1,211,788	1,027,106
Inventories
North America	1,053,322	1,076,393
Europe	998,617	964,068
Specialty	349,370	340,322
Total inventories	2,401,309	2,380,783
Property, Plant and Equipment, net
North America	542,453	537,286
Europe	304,048	293,539
Specialty	83,255	82,264
Total property, plant and equipment, net	929,756	913,089
Equity Method Investments
North America	336	336
Europe	207,874	208,068
Total equity method investments	208,210	208,404
Other unallocated assets	4,885,115	4,837,490
Total assets	$9,636,178	$9,366,872

(1)	Refer to Note 4, "Financial Statement Information," for the increase in total receivables, net compared to December 31, 2017 as a result of the adoption of ASC 606.
We report net receivables; inventories; net property, plant and equipment; and equity method investments by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash, prepaid and other current and noncurrent assets, goodwill, other intangibles and income taxes.
The majority of our operations are conducted in the U.S. Our European operations are located in the U.K., the Netherlands, Belgium, Italy, Czech Republic, Poland, Slovakia and other European countries. Our operations in other countries include operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue
United States	$1,560,027	$1,417,040
United Kingdom	430,992	382,652
Other countries	729,745	543,151
Total revenue	$2,720,764	$2,342,843

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2018	2017
Long-lived Assets
United States	$589,848	$583,236
United Kingdom	186,347	178,021
Other countries	153,561	151,832
Total long-lived assets	$929,756	$913,089

Note 16. Condensed Consolidating Financial Information
LKQ Corporation (the "Parent") issued, and the Guarantors have fully and unconditionally guaranteed, jointly and severally, the U.S. Notes (2023) due on May 15, 2023. A Guarantor's guarantee will be unconditionally and automatically released and discharged upon the occurrence of any of the following events: (i) a transfer (including as a result of consolidation or merger) by the Guarantor to any person that is not a Guarantor of all or substantially all assets and properties of such Guarantor, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the U.S. Notes (2023); (ii) a transfer (including as a result of consolidation or merger) to any person that is not a Guarantor of the equity interests of a Guarantor or issuance by a Guarantor of its equity interests such that the Guarantor ceases to be a subsidiary, as defined in the U.S. Notes (2023) Indenture, provided the Guarantor is also released from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the U.S. Notes (2023); (iii) the release of the Guarantor from its obligations with respect to indebtedness under the Credit Agreement or other indebtedness of ours, which obligation gave rise to the guarantee of the U.S. Notes (2023); and (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the U.S. Notes (2023) Indenture, as defined in the U.S. Notes (2023) Indenture.
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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,577,595	$1,180,242	$(37,073)	$2,720,764
Cost of goods sold	—	945,915	757,951	(37,073)	1,666,793
Gross margin	—	631,680	422,291	—	1,053,971
Selling, general and administrative expenses	9,130	426,797	330,964	—	766,891
Restructuring and acquisition related expenses	—	330	3,724	—	4,054
Depreciation and amortization	29	24,338	32,091	—	56,458
Operating (loss) income	(9,159)	180,215	55,512	—	226,568
Other expense (income):
Interest expense, net	18,008	212	10,295	—	28,515
Intercompany interest (income) expense, net	(15,400)	9,680	5,720	—	—
Other (income) expense, net	(1,015)	(5,882)	4,015	—	(2,882)
Total other expense, net	1,593	4,010	20,030	—	25,633
(Loss) income before (benefit) provision for income taxes	(10,752)	176,205	35,482	—	200,935
(Benefit) provision for income taxes	(3,904)	45,877	7,611	—	49,584
Equity in earnings of unconsolidated subsidiaries	—	—	1,412	—	1,412
Equity in earnings (loss) of subsidiaries	159,808	5,110	—	(164,918)	—
Net income	152,960	135,438	29,283	(164,918)	152,763
Less: net loss attributable to noncontrolling interest	—	—	(197)	—	(197)
Net income attributable to LKQ stockholders	$152,960	$135,438	$29,480	$(164,918)	$152,960

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,453,516	$929,971	$(40,644)	$2,342,843
Cost of goods sold	—	863,375	590,019	(40,644)	1,412,750
Gross margin	—	590,141	339,952	—	930,093
Selling, general and administrative expenses	9,183	385,528	248,106	—	642,817
Restructuring and acquisition related expenses	—	1,883	1,045	—	2,928
Depreciation and amortization	30	23,481	25,145	—	48,656
Operating (loss) income	(9,213)	179,249	65,656	—	235,692
Other expense (income):
Interest expense, net	16,180	198	7,610	—	23,988
Intercompany interest (income) expense, net	(5,672)	1,019	4,653	—	—
Other expense (income), net	291	(169)	(1,168)	—	(1,046)
Total other expense, net	10,799	1,048	11,095	—	22,942
(Loss) income from continuing operations before (benefit) provision for income taxes	(20,012)	178,201	54,561	—	212,750
(Benefit) provision for income taxes	(7,437)	70,038	9,554	—	72,155
Equity in (loss) earnings of unconsolidated subsidiaries	(182)	—	396	—	214
Equity in earnings of subsidiaries	153,566	4,813	—	(158,379)	—
Income from continuing operations	140,809	112,976	45,403	(158,379)	140,809
Net (loss) income from discontinued operations	(4,531)	(4,531)	2,050	2,481	(4,531)
Net income	$136,278	$108,445	$47,453	$(155,898)	$136,278

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$152,960	$135,438	$29,283	$(164,918)	$152,763
Less: net loss attributable to noncontrolling interest	—	—	(197)	—	(197)
Net income attributable to LKQ stockholders	152,960	135,438	29,480	(164,918)	152,960

Other comprehensive income (loss):
Foreign currency translation, net of tax	48,485	(2,183)	49,055	(46,872)	48,485
Net change in unrealized gains/losses on cash flow hedges, net of tax	3,254	—	—	—	3,254
Net change in unrealized gains/losses on pension plans, net of tax	(621)	(621)	—	621	(621)
Net change in other comprehensive loss from unconsolidated subsidiaries	(605)	—	(605)	605	(605)
Other comprehensive income (loss)	50,513	(2,804)	48,450	(45,646)	50,513

Comprehensive income	203,473	132,634	77,733	(210,564)	203,276
Less: comprehensive loss attributable to noncontrolling interest	—	—	(197)	—	(197)
Comprehensive income attributable to LKQ stockholders	$203,473	$132,634	$77,930	$(210,564)	$203,473

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$136,278	$108,445	$47,453	$(155,898)	$136,278
Other comprehensive income (loss):
Foreign currency translation, net of tax	21,579	3,878	21,132	(25,010)	21,579
Net change in unrealized gains/losses on cash flow hedges, net of tax	3,163	(133)	—	133	3,163
Net change in unrealized gains/losses on pension plans, net of tax	(3,041)	(2,805)	(236)	3,041	(3,041)
Net change in other comprehensive loss from unconsolidated subsidiaries	(162)	—	(162)	162	(162)
Other comprehensive income	21,539	940	20,734	(21,674)	21,539
Total comprehensive income	$157,817	$109,385	$68,187	$(177,572)	$157,817

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	March 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17,340	$28,975	$199,364	$—	$245,679
Receivables, net	843	372,264	838,681	—	1,211,788
Intercompany receivables, net	6,747	—	21,170	(27,917)	—
Inventories	—	1,319,468	1,081,841	—	2,401,309
Prepaid expenses and other current assets	1,864	94,231	84,272	—	180,367
Total current assets	26,794	1,814,938	2,225,328	(27,917)	4,039,143
Property, plant and equipment, net	904	569,829	359,023	—	929,756
Intangible assets:
Goodwill	—	2,005,814	1,566,384	—	3,572,198
Other intangibles, net	—	289,057	451,747	—	740,804
Investment in subsidiaries	5,355,015	105,772	—	(5,460,787)	—
Intercompany notes receivable	1,143,818	32,777	—	(1,176,595)	—
Equity method investments	—	336	207,874	—	208,210
Other assets	79,657	36,403	30,007	—	146,067
Total assets	$6,606,188	$4,854,926	$4,840,363	$(6,665,299)	$9,636,178
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,407	$358,971	$445,283	$—	$812,661
Intercompany payables, net	—	21,170	6,747	(27,917)	—
Accrued expenses:
Accrued payroll-related liabilities	5,224	34,590	72,326	—	112,140
Other accrued expenses	12,360	101,274	153,730	—	267,364
Refund liability	—	54,270	44,909	—	99,179
Other current liabilities	6,224	19,255	15,688	—	41,167
Current portion of long-term obligations	20,863	1,912	119,502	—	142,277
Total current liabilities	53,078	591,442	858,185	(27,917)	1,474,788
Long-term obligations, excluding current portion	1,956,376	7,341	1,207,071	—	3,170,788
Intercompany notes payable	—	657,601	518,994	(1,176,595)	—
Deferred income taxes	13,345	115,736	113,145	—	242,226
Other noncurrent liabilities	176,802	102,559	50,034	—	329,395
Stockholders' equity:
Total Company stockholders’ equity	4,406,587	3,380,247	2,080,540	(5,460,787)	4,406,587
Noncontrolling interest	—	—	12,394	—	12,394
Total stockholders’ equity	4,406,587	3,380,247	2,092,934	(5,460,787)	4,418,981
Total liabilities and stockholders' equity	$6,606,188	$4,854,926	$4,840,363	$(6,665,299)	$9,636,178

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34,360	$35,131	$210,275	$—	$279,766
Receivables, net	—	290,958	736,148	—	1,027,106
Intercompany receivables, net	2,669	3,010	230	(5,909)	—
Inventories	—	1,334,766	1,046,017	—	2,380,783
Prepaid expenses and other current assets	34,136	44,849	55,494	—	134,479
Total current assets	71,165	1,708,714	2,048,164	(5,909)	3,822,134
Property, plant and equipment, net	910	563,262	348,917	—	913,089
Intangible assets:
Goodwill	—	2,010,209	1,526,302	—	3,536,511
Other intangibles, net	—	291,036	452,733	—	743,769
Investment in subsidiaries	5,952,687	102,931	—	(6,055,618)	—
Intercompany notes receivable	1,156,550	782,638	—	(1,939,188)	—
Equity method investments	—	336	208,068	—	208,404
Other assets	70,590	33,597	38,778	—	142,965
Total assets	$7,251,902	$5,492,723	$4,622,962	$(8,000,715)	$9,366,872
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,742	$340,951	$441,920	$—	$788,613
Intercompany payables, net	—	230	5,679	(5,909)	—
Accrued expenses:
Accrued payroll-related liabilities	9,448	65,811	68,165	—	143,424
Other accrued expenses	5,219	95,900	117,481	—	218,600
Other current liabilities	282	27,066	18,379	—	45,727
Current portion of long-term obligations	16,468	1,912	107,980	—	126,360
Total current liabilities	37,159	531,870	759,604	(5,909)	1,322,724
Long-term obligations, excluding current portion	2,095,826	7,372	1,174,422	—	3,277,620
Intercompany notes payable	750,000	677,708	511,480	(1,939,188)	—
Deferred income taxes	12,402	116,021	123,936	—	252,359
Other noncurrent liabilities	158,346	101,189	47,981	—	307,516
Stockholders' equity:
Total Company stockholders’ equity	4,198,169	4,058,563	1,997,055	(6,055,618)	4,198,169
Noncontrolling interest	—	—	8,484	—	8,484
Total stockholders’ equity	4,198,169	4,058,563	2,005,539	(6,055,618)	4,206,653
Total liabilities and stockholders' equity	$7,251,902	$5,492,723	$4,622,962	$(8,000,715)	$9,366,872

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$95,942	$96,517	$243	$(47,539)	$145,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(163)	(29,908)	(32,118)	—	(62,189)
Investment and intercompany note activity with subsidiaries	24,333	—	—	(24,333)	—
Acquisitions, net of cash acquired	—	(2,966)	—	—	(2,966)
Payments of deferred purchase price on receivables securitization	—	7,456	—	(7,456)	—
Other investing activities, net	—	(145)	679	—	534
Net cash provided by (used in) investing activities	24,170	(25,563)	(31,439)	(31,789)	(64,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,255	—	—	—	2,255
Taxes paid related to net share settlements of stock-based compensation awards	(3,292)	—	—	—	(3,292)
Debt issuance costs	(724)	—	—	—	(724)
Borrowings under revolving credit facilities	161,000	—	40,669	—	201,669
Repayments under revolving credit facilities	(291,966)	—	(29,559)	—	(321,525)
Repayments under term loans	(4,405)	—	—	—	(4,405)
(Repayments) borrowings of other debt, net	—	(30)	4,439	—	4,409
Other financing activities, net	—	—	4,107	—	4,107
Investment and intercompany note activity with parent	—	(21,759)	(2,574)	24,333	—
Dividends	—	(54,995)	—	54,995	—
Net cash (used in) provided by financing activities	(137,132)	(76,784)	17,082	79,328	(117,506)
Effect of exchange rate changes on cash and cash equivalents	—	(326)	3,203	—	2,877
Net decrease in cash and cash equivalents	(17,020)	(6,156)	(10,911)	—	(34,087)
Cash and cash equivalents, beginning of period	34,360	35,131	210,275	—	279,766
Cash and cash equivalents, end of period	$17,340	$28,975	$199,364	$—	$245,679

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$118,537	$106,243	$35,789	$(88,276)	$172,293
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(18,226)	(26,172)	—	(44,398)
Investment and intercompany note activity with subsidiaries	249,828	—	—	(249,828)	—
Acquisitions, net of cash acquired	—	(74,937)	(2,119)	—	(77,056)
Proceeds from disposals of business/investment	—	305,740	(4,443)	—	301,297
Payments of deferred purchase price on receivables securitization (1)	—	6,362	—	(6,362)	—
Other investing activities, net	—	1,008	306	—	1,314
Net cash provided by (used in) investing activities	249,828	219,947	(32,428)	(256,190)	181,157
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,464	—	—	—	2,464
Taxes paid related to net share settlements of stock-based compensation awards	(3,644)	—	—	—	(3,644)
Borrowings under revolving credit facilities	10,000	—	35,239	—	45,239
Repayments under revolving credit facilities	(376,966)	—	(12,347)	—	(389,313)
Repayments under term loans	(9,295)	—	—	—	(9,295)
Repayments under receivables securitization facility	—	—	(150)	—	(150)
(Repayments) borrowings of other debt, net	(1,698)	(1,099)	26,110	—	23,313
Other financing activities, net	—	5,000	—	—	5,000
Investment and intercompany note activity with parent	—	(246,463)	(3,365)	249,828	—
Dividends	—	(94,638)	—	94,638	—
Net cash (used in) provided by financing activities	(379,139)	(337,200)	45,487	344,466	(326,386)
Effect of exchange rate changes on cash and cash equivalents	—	30	3,004	—	3,034
Net (decrease) increase in cash and cash equivalents	(10,774)	(10,980)	51,852	—	30,098
Cash and cash equivalents of continuing operations, beginning of period	33,030	35,360	159,010	—	227,400
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	149	6,967	—	7,116
Cash and cash equivalents of continuing and discontinued operations, beginning of period	33,030	35,509	165,977	—	234,516
Cash and cash equivalents, end of period	$22,256	$24,529	$217,829	$—	$264,614

(1) Reflects the impact of adopting ASU 2016-15

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
You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K and in our subsequent Quarterly Reports on Form 10-Q (including this Quarterly Report).

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
Our operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the factors referred to in Forward-Looking Statements above. Due to these factors and others, which may be unknown to us at this time, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.
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
During the three months ended March 31, 2018, we completed one acquisition of a wholesale business in North America.

On July 3, 2017, we acquired four parts distribution businesses in Belgium. The objective of these acquisitions was to transform the existing three-step distribution model in Belgium to a two-step distribution model to align with our Netherlands operations.
On November 1, 2017, we acquired the aftermarket business of Warn, a leading designer, manufacturer and marketer of high performance vehicle equipment and accessories. We expect the acquisition of Warn to expand LKQ's presence in the specialty market and create viable points of entry into related markets.
In addition to the parts distribution businesses acquired in Belgium and the acquisition of Warn, during the year ended December 31, 2017, we completed 21 acquisitions, including 6 wholesale businesses in North America, 12 wholesale businesses in Europe and 3 Specialty aftermarket businesses.
On December 10, 2017, we entered into an agreement to acquire Stahlgruber GmbH ("Stahlgruber"), a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Czech Republic, Italy, Slovenia, and Croatia with further sales to Switzerland. This acquisition will expand LKQ's geographic presence in continental Europe and serve as an additional strategic hub for our European operations. In addition, we believe this acquisition will allow for continued improvement in procurement, logistics and infrastructure optimization. On May 3, 2018, the European Commission cleared the proposed acquisition for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of the Czech Republic wholesale business has been referred to the Czech competition authority for review. We anticipate that the closing of the transaction with respect to Stahlgruber's operations outside of the Czech Republic will occur during the second quarter of 2018. The Czech Republic wholesale business represents an immaterial portion of Stahlgruber's revenue and profitability.
See Note 2, "Business Combinations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products including replacement parts, components and systems used in the repair and maintenance of vehicles and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. Revenue from other sources includes scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 5, "Revenue Recognition" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.
Selling, General and Administrative Expenses
In our 2017 Form 10-K, we reported the following categories of operating expenses: (i) facility and warehouse expenses; (ii) distribution expenses; and (iii) selling, general and administrative expenses. To better reflect the changing profile of our business, and to align our financial statement presentation with other automotive parts and distribution companies, beginning with this Quarterly Report on Form 10-Q, these three categories are consolidated into one line item: selling, general and administrative expenses.
Other than the consolidation of these financial statement line items and the change due to the adoption of ASU 2014-09 as discussed in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no changes to the classification of revenue or expenses on our Unaudited Condensed Consolidated Statements of Income. Our selling, general and administrative expenses continue to include: personnel costs for employees in selling, general and administrative functions; costs to operate our selling locations, corporate offices and back office support centers; costs to transport our products from our facilities to our customers; and other selling, general and administrative expenses, such as professional fees, supplies, and advertising expenses.
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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2017 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the three months ended March 31, 2018.
Recently Issued Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.
Financial Information by Geographic Area
See Note 15, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Revenue	100.0%	100.0%
Cost of goods sold	61.3%	60.3%
Gross margin	38.7%	39.7%
Selling, general and administrative expenses	28.2%	27.4%
Restructuring and acquisition related expenses	0.1%	0.1%
Depreciation and amortization	2.1%	2.1%
Operating income	8.3%	10.1%
Other expense, net	0.9%	1.0%
Income from continuing operations before provision for income taxes	7.4%	9.1%
Provision for income taxes	1.8%	3.1%
Equity in earnings of unconsolidated subsidiaries	0.1%	0.0%
Income from continuing operations	5.6%	6.0%
Net loss from discontinued operations	0.0%	(0.2)%
Net income	5.6%	5.8%
Less: net loss attributable to noncontrolling interest	(0.0)%	—%
Net income attributable to LKQ stockholders	5.6%	5.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	March 31,		Percentage Change in Revenue
	2018	2017	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$2,560,305	$2,212,941	3.7%	6.6%	5.4%	15.7%
Other revenue	160,459	129,902	22.4%	0.9%	0.2%	23.5%
Total revenue	$2,720,764	$2,342,843	4.7%	6.3%	5.1%	16.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 15.7% represented increases in segment revenue of 8.6% in North America, 26.6% in Europe and 11.7% in Specialty. The increase in other revenue of 23.5% primarily consisted of a $29 million organic increase in other revenue, which was largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first quarter of 2018 compared to the prior year period. The adoption of ASC 606 negatively impacted organic growth by 0.4% in parts and services; for details regarding the impact of adopting ASC 606, refer to Note 4, "Financial Statement Information."
Cost of Goods Sold. Cost of goods sold increased to 61.3% of revenue in the three months ended March 31, 2018 from 60.3% of revenue in the comparable prior year quarter. Cost of goods sold increased 0.6% and 0.5% as a result of our North America and Europe segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 28.2% in the three months ended March 31, 2018 from 27.4% in the three months ended March 31, 2017, primarily as a result of (i) a 0.4% increase in personnel costs excluding prior year nonrecurring items related to shared PGW corporate costs, and (ii) a 0.2% increase in freight expenses. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018		2017		Change
Restructuring expenses	$2,037	(1)	$315		$1,722
Acquisition related expenses	2,017	(2)	2,613	(3)	(596)
Total restructuring and acquisition related expenses	$4,054		$2,928		$1,126

(1)
Restructuring expenses for the three months ended March 31, 2018 primarily related to the integration of our acquisition of Andrew Page. This integration included the closure of duplicate facilities and termination of employees.

(2)
Acquisition related expenses for the three months ended March 31, 2018 included $1 million of costs for our pending acquisition of Stahlgruber. The remaining acquisition related costs for the three months ended March 31, 2018 consisted of external costs for completed acquisitions; pending acquisitions as of March 31, 2018; and potential acquisitions that were terminated.

(3)
Acquisition related expenses for the first quarter of 2017 included $2 million related to our North America acquisitions, primarily related to acquisitions that were not completed as of March 31, 2017, and $1 million related to our Europe acquisitions.

See Note 6, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Depreciation	$32,265	$25,393	$6,872	(1)
Amortization	24,193	23,263	930
Total depreciation and amortization	$56,458	$48,656	$7,802

(1)
The increase in depreciation expense primarily reflected an increase of $6 million in our Europe segment, composed of (i) a $4 million increase in our Eastern Europe operations, primarily due to a $3 million measurement period adjustment that reduced depreciation expense recorded in the first quarter of 2017 related to our valuation procedures for our acquisition of Rhiag, and (ii) a $2 million increase related to the impact of foreign currency translation, primarily due to increases in the euro and pound sterling exchange rates during the first three months of 2018 compared to the prior year period.

Other Expense, Net. The following table summarizes the components of the quarter-over-quarter increase in other expense, net (in thousands):

Other expense, net for the three months ended March 31, 2017	$22,942
Increase (decrease) due to:
Interest expense, net	4,527	(1)
Other income, net	(1,836)
Net increase	2,691
Other expense, net for the three months ended March 31, 2018	$25,633

(1)
Additional interest primarily related to (i) higher interest rates on borrowings under our senior secured credit agreement compared to the prior year quarter, (ii) higher outstanding debt during the first quarter of 2018 compared to the prior year period, and (iii) a $1 million impact of foreign currency translation, primarily related to an increase in the euro exchange rate during the first three months of 2018 compared to the prior year period.

Provision for Income Taxes. Our effective income tax rate was 24.7% for the three months ended March 31, 2018, compared to 33.9% for the three months ended March 31, 2017. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017. The effective tax rate also reflects the impact of favorable discrete items of approximately $3 million for each of the three months ended March 31, 2018 and 2017, respectively, for excess tax benefits from stock-based payments. The quarter over quarter change in these amounts increased the effective tax rate by 0.2% compared to the prior year.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the three months ended March 31, 2018 primarily related to our investment in Mekonomen. We are recording our equity in the net earnings of Mekonomen on a one quarter lag, therefore, the equity in earnings related to Mekonomen for the three months ended March 31, 2017 included one month of activity as we acquired our equity interest in Mekonomen on December 1, 2016.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the first three months ended March 31, 2017, the Czech koruna, euro, pound sterling and Canadian dollar rates used to translate the 2018 statements of income increased by 22.7%, 15.4%, 12.3% and 4.6%, respectively. The translation effect of the change in foreign currencies against the U.S. dollar and realized and unrealized currency losses for the first three months of 2018 resulted in a $0.02 positive effect on diluted earnings per share from continuing operations relative to the prior year first quarter.
Net Loss from Discontinued Operations. During the three months ended March 31, 2017, we recorded a net loss from discontinued operations totaling $5 million; we had no discontinued operations in the current year period. Discontinued operations for 2017 represents the automotive glass manufacturing business of PGW, which we sold on March 1, 2017.
Net Loss Attributable to Noncontrolling Interest. During the three months ended March 31, 2018, we allocated a loss of $0.2 million to the noncontrolling interest of an immaterial subsidiary; we reported no income or loss attributable to the noncontrolling interest in the prior year period.

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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	% of Total Segment Revenue	2017	% of Total Segment Revenue
Third Party Revenue
North America	$1,329,660		$1,208,047
Europe	1,040,430		820,897
Specialty	350,674		313,899
Total third party revenue	$2,720,764		$2,342,843
Total Revenue
North America	$1,329,843		$1,208,240
Europe	1,040,430		820,897
Specialty	351,792		314,934
Eliminations	(1,301)		(1,228)
Total revenue	$2,720,764		$2,342,843
Segment EBITDA
North America	$177,713	13.4%	$176,135	14.6%
Europe	75,534	7.3%	78,694	9.6%
Specialty	41,969	11.9%	35,441	11.3%

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding noncontrolling interest, discontinued operations, depreciation, amortization, interest and income tax expense. See Note 15, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
North America	2018	2017	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$1,172,585	$1,079,875	6.5%	(1)	1.8%	0.3%	8.6%
Other revenue	157,075	128,172	21.8%	(2)	0.6%	0.1%	22.6%
Total third party revenue	$1,329,660	$1,208,047	8.1%		1.6%	0.3%	10.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was largely attributable to increased sales volumes in our wholesale operations, primarily driven by (i) severe winter weather conditions in the first quarter of 2018 compared to mild winter weather conditions in the prior year period, and (ii) to a lesser extent, incremental sales related to an agreement signed in December 2017 for the distribution of batteries.

(2)
The $29 million increase in other revenue primarily related to (i) a $20 million increase in revenue from scrap steel and other metals primarily related to higher prices and, to a lesser extent, increased volumes, year over year and (ii) an $8 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices and, to a lesser extent, increased volumes, year over year.

(3)
Acquisition related growth in the first quarter of 2018 reflected revenue from our acquisition of seven wholesale businesses from the beginning of the first quarter of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $2 million, or 0.9%, in the first quarter of 2018 compared to the prior year first quarter. Sequential increases in scrap steel prices in our salvage and self service operations had a favorable impact of $13 million on North America Segment EBITDA, of which $7 million was incremental to the positive impact on the first quarter of 2017. This favorable impact resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2017	14.6%
(Decrease) increase due to:
Change in gross margin	(1.1)%	(1)
Change in segment operating expenses	(0.4)%	(2)
Change in other expense, net	0.3%	(3)
Segment EBITDA for the three months ended March 31, 2018	13.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflected unfavorable impacts of 0.7% and 0.3% from our aftermarket and self service operations, respectively. The decrease in aftermarket gross margin is primarily attributable to (i) higher input costs from suppliers, as net selling prices did not increase to match the increase in input costs, and (ii) a shift in our sales toward lower margin products compared to the prior year first quarter. The decrease in self service gross margin is primarily attributable to higher car costs as a result of increases in scrap prices. While higher car costs can produce more gross margin dollars, these cars tend to have a dilutive effect on the gross margin percentage as parts revenue will typically increase at a lesser rate than the rise in average car cost.

(2)
The increase in segment operating expenses as a percentage of revenue reflected (i) a 0.4% and 0.2% increase in freight and vehicle expenses, respectively, primarily due to higher use of third party freight and increased vehicle rental leases to handle incremental volumes, (ii) a 0.3% increase in personnel costs primarily due to increased wages, overtime and third party labor costs to manage the increase in sales volumes, partially offset by (iii) a 0.5% decrease in personnel costs primarily attributable to shared PGW corporate personnel expenses incurred during the first quarter of 2017; these shared costs ceased being incurred upon the closing of the sale of the glass manufacturing business on March 1, 2017.

(3)	The decrease in other expense, net was primarily due to a nonrecurring asset write-off recorded in the first quarter of 2017.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Europe	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,037,046	$819,167	1.2%	11.3%	14.1%	26.6%
Other revenue	3,384	1,730	66.6%	18.1%	10.9%	95.6%
Total third party revenue	$1,040,430	$820,897	1.3%	11.3%	14.1%	26.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services revenue grew organically across our aftermarket businesses in Europe from both existing locations and new branches. Revenue at our existing locations grew primarily as a result of increased volumes in our Benelux operations as a result of favorable weather conditions and favorable market conditions. In Eastern Europe, we added 41 branches since the beginning of the first quarter of 2017, and organic revenue growth included revenue from those locations. Organic revenue growth in our U.K. operations was essentially flat compared to the prior year primarily due to replenishment issues and related stock availability at our national distribution center and branches that led to some temporary service issues, which had an unfavorable impact on revenue. Also, harsh winter weather, which closed certain branches for a couple of days, and the timing of the Easter holiday, had a negative impact on revenue.

(2)
Acquisition related growth for the three months ended March 31, 2018 included $35 million, or 4.3%, and $31 million, or 3.8%, from our acquisitions of aftermarket parts distribution businesses in Belgium and Poland, respectively. The remainder of our acquired revenue growth included revenue from our acquisitions of 11 wholesale businesses in our Europe segment since the beginning of 2017 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates increased our revenue growth by $116 million, or 14.1%, primarily due to the weaker U.S. dollar against the euro, pound sterling and Czech koruna during the first three months of 2018 relative to the comparable period of 2017.

Segment EBITDA. Segment EBITDA decreased $3 million or 4.0% in the first quarter of 2018 compared to the first quarter of 2017. Our Europe Segment EBITDA included a positive year over year impact of $12 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during 2017. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA decreased by $15 million, or 18.9%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended March 31, 2018.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2017	9.6%
Decrease due to:
Change in gross margin	(1.1)%	(1)
Change in segment operating expenses	(1.2)%	(2)
Segment EBITDA for the three months ended March 31, 2018	7.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin was due to (i) a 1.6% decrease due to our U.K. operations primarily as a result of the national distribution center operational issues noted in the revenue discussion above that led to increased labor costs to manually stock and receive product and higher customer incentives, (ii) a 0.5% net decrease due to mix related to our acquisition of an aftermarket parts distribution business in Poland during the third quarter of 2017, partially offset by (iii) a 0.7% increase in gross margin in our Benelux operations primarily due to increased private label sales, which have higher gross margins, and the ongoing move from a three-step to a two-step distribution model and (iv) a 0.4% increase due to a favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment.

(2)
The increase in segment operating expenses as a percentage of revenue reflected (i) an increase of 0.9% in personnel expenses due to increased headcount as new branches were opened and, in our Benelux operations, the transition from a three-step to two-step distribution model, which has higher SG&A costs but higher gross margins, (ii) a 0.2% increase in professional fees for new information technology projects and other system enhancements, and (iii) a 0.2% increase in facility expenses primarily due to repairs and maintenance expenses in our U.K. operations and the expansion of branches in Eastern Europe.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Specialty	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange	Total Change
Parts & services revenue	$350,674	$313,899	0.3%	11.0%	0.4%	11.7%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$350,674	$313,899	0.3%	11.0%	0.4%	11.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was essentially flat compared to the prior year, primarily due to volume. Parts and services revenue was negatively impacted by unfavorable weather conditions experienced across most of the U.S. throughout the first quarter of 2018. Unlike our other segments, which typically benefit from inclement weather conditions, sales in our Specialty operations were negatively impacted during such weather, both on the demand side for our RV focused products and our ability to distribute in certain markets. Further contributing to the low organic revenue growth was the effect of implementing customer and product mix rationalization decisions to improve gross margin.

(2)
Acquisition related growth in 2018 included $34 million, or 10.8%, from our acquisition of Warn. The remainder of our acquired revenue growth reflected an immaterial amount of acquired revenue from our acquisitions of three wholesale businesses from the beginning of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $7 million, or 18.4%, in the first quarter of 2018 compared to the prior year first quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2017	11.3%
Increase (decrease) due to:
Change in gross margin	1.8%	(1)
Change in segment operating expenses	(1.0)%	(2)
Change in other expense, net	(0.2)%
Segment EBITDA for the three months ended March 31, 2018	11.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects favorable impacts of (i) 0.9% from our acquisition of Warn, which has a higher gross margin than our existing Specialty operations, (ii) 0.7% favorable impact from our initiatives to improve gross margin, which had an unfavorable impact on revenue as noted above, but benefited gross margin, and (iii) 0.4% lower product costs due to strategic purchase efforts in the fourth quarter of 2017, which are being recognized over a turn in inventory. These favorable effects are partially offset by several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.

(2)
The increase in segment operating expenses reflects unfavorable impacts of (i) 0.4% in personnel costs primarily as a result of a negative leverage effect, as personnel costs in our sales and marketing and warehouse functions grew at a greater rate than organic revenue in the quarter, (ii) a 0.2% nonrecurring gain we recognized in the first quarter of 2017 when we sold an exited facility, (iii) 0.2% unfavorable vehicle and fuel expenses primarily due to increased fuel prices, and (iv) 0.2% from our acquisition of Warn, which has higher operating expenses as a percentage of revenue than our existing Specialty operations.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$245,679	$279,766	$264,614
Total debt (1)	3,339,088	3,428,280	3,048,183
Current maturities (2)	145,143	129,184	94,302
Capacity under credit facilities (3)	2,850,000	2,850,000	2,550,000
Availability under credit facilities (3)	1,512,671	1,395,081	1,359,806
Total liquidity (cash and cash equivalents plus availability under credit facilities)	1,758,350	1,674,847	1,624,420

(1)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $26 million, $24 million and $23 million as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively).

(2)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $3 million, $3 million and $2 million as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively).

(3)	Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility. Availability under credit facilities is reduced by our letters of credit.
We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions or paying down outstanding debt. As we have pursued acquisitions as part of our growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities, senior notes and our receivables securitization facility.
As of March 31, 2018, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2023, composed of term loans totaling $750 million ($700 million outstanding at March 31, 2018) and $2.75 billion in revolving credit ($1.17 billion outstanding at March 31, 2018), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts), reduced by $65 million of amounts outstanding under letters of credit

•	U.S. Notes (2023) totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes (2024) totaling $616 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Receivables securitization facility with availability up to $100 million ($100 million outstanding as of March 31, 2018), maturing in November 2019 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as the issuance of senior notes in April 2018 related to the pending Stahlgruber acquisition and our December 2017 amendment to our senior secured credit facilities. Given the long-term nature of our expected investment in Stahlgruber, combined with favorable interest rates, we decided to fund the acquisition primarily through long-term, fixed rate notes. In total, we issued €1.0 billion in senior notes, consisting of €750 million 3.625% notes due 2026 and €250 million 4.125% notes due 2028. We believe this approach provides financial flexibility to execute our long-term growth strategy while maintaining availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
The enterprise value for the pending Stahlgruber acquisition is €1.5 billion, which will be financed with the proceeds from the €1.0 billion of senior notes mentioned above, the direct issuance to Stahlgruber's owner of 8,055,569 newly issued shares of LKQ common stock, and borrowings under our existing revolving credit facility.
As of March 31, 2018, we had approximately $1.5 billion available under our credit facilities. Combined with approximately $246 million of cash and cash equivalents at March 31, 2018, we had approximately $1.8 billion in available liquidity, an increase of $84 million over our available liquidity as of December 31, 2017.
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
Borrowings under the credit agreement accrue interest at variable rates which are tied to the LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, in 2016, we entered into cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 11, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at March 31, 2018 was 2.2%. Including our senior notes and the borrowings on our receivables securitization program, our overall weighted average interest rate on borrowings was 3.0% at March 31, 2018.
Cash interest payments were $14 million for the three months ended March 31, 2018, but these payments will increase by approximately $26 million in the second quarter of 2018 as a result of our semi-annual interest payments on our U.S. Notes (2023) and our Euro Notes (2024). Interest payments on our U.S. Notes (2023) are made in May and November, and interest payments on our Euro Notes (2024) are scheduled for April and October. Beginning in the fourth quarter of 2018, we will also make semi-annual interest payments of $23 million on our Euro Notes (2026/28). Interest payments on our Euro Notes (2026/28) are made in April and October.
We had outstanding credit agreement borrowings of $1.9 billion and $2.0 billion at March 31, 2018 and December 31, 2017, respectively. Of these amounts, $22 million and $18 million were classified as current maturities at March 31, 2018 and December 31, 2017, respectively.
The scheduled maturities of long-term obligations outstanding at March 31, 2018 are as follows (in thousands):

Nine months ending December 31, 2018	$133,401
Years ending December 31:
2019	146,721
2020	40,595
2021	38,288
2022	36,978
2023	2,319,736
Thereafter	623,369
Total debt (1)	$3,339,088

(1)	The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $26 million as of March 31, 2018).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of March 31, 2018.
As of March 31, 2018, the Company had cash and cash equivalents of $246 million, of which $207 million was held by foreign subsidiaries. In general it has been our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Act and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries will be generally exempt from further U.S. taxation, either as a result of the new 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax. We are still evaluating whether the Tax Act will affect the Company’s existing policy to indefinitely reinvest unremitted foreign earnings.
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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
North America	$358,800	$265,800	$93,000	(1)
Europe	667,100	527,400	139,700	(2)
Specialty	274,000	231,900	42,100	(3)
Total	$1,299,900	$1,025,100	$274,800

(1)	In North America, aftermarket purchases during the three months ended March 31, 2018 increased compared to the comparable prior year period to support growth across our operations.

(2)
In our Europe segment, the increase in purchases during the three months ended March 31, 2018 was primarily driven by (i) a $59 million increase in purchases at our Benelux operations, of which $19 million was attributable to incremental inventory purchases in the first quarter of 2018 as a result of our acquisitions of aftermarket parts distribution businesses in Belgium in the third quarter of 2017, and (ii) a $57 million increase primarily attributable to our Eastern Europe operations, of which $27 million was due to incremental inventory purchases in the first quarter of 2018 as a result of our acquisition of an aftermarket parts distribution business in Poland in 2018; the remaining increase was primarily due to to branch expansion in Eastern Europe. The increase in inventory purchases is also driven by the increase in the value of the euro and pound sterling in the first quarter of 2018 compared to the first quarter of 2017.

(3)
Specialty inventory purchases increased during the three months ended March 31, 2018 compared to the first three months of 2017 to support growth in our operations. Additionally, the acquisition of Warn in November 2017 added incremental purchases of $16 million, which includes purchases of aftermarket inventory and raw materials used in the manufacturing of specialty products.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017	% Change
North America wholesale salvage cars and trucks	73	75	(2.7)%
Europe wholesale salvage cars and trucks	8	7	14.3%
Self service and "crush only" cars	141	133	6.0%	(1)
(1) With the increase in scrap prices compared to the prior year period, we have increased the number of self service and "crush only" vehicles purchased.

The following table summarizes the components of the year-over-year decrease in cash provided by operating activities (in millions):

Net cash provided by operating activities for the three months ended March 31, 2017	$172
Increase (decrease) due to: (1)
Discontinued operations	4	(2)
Operating income	(9)	(3)
Non-cash depreciation and amortization expense	10	(4)
Cash paid for taxes	(2)
Cash paid for interest	(3)
Working capital accounts: (5)
Accounts receivable	(39)
Inventory	1
Accounts payable	19
Other operating activities	(8)	(6)
Net cash provided by operating activities for the three months ended March 31, 2018	$145

(1)	Other than discontinued operations, the amounts presented represent increases (decreases) in operating cash flows attributable to our continuing operations only.

(2)
In the first quarter of 2017, our glass manufacturing business generated operating cash outflows of $4 million. We disposed of this business on March 1, 2017, and therefore, the discontinued operations had no impact on our current year operating cash flows.

(3)	Refer to the Results of Operations - Consolidated section for further information on the decrease in operating income.

(4)	Non-cash depreciation and amortization expense increased compared to the prior year period as discussed in the Results of Operations - Consolidated section.

(5)
Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we expect to grow our business each year.

(6)	Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $65 million for the three months ended March 31, 2018, compared to $181 million of cash provided by investing activities during the three months ended March 31, 2017. We received proceeds from the sale of our glass manufacturing business totaling $301 million during the three months ended March 31, 2017; no such proceeds were received in 2018. We invested $3 million of cash, net of cash acquired, in business acquisitions during the three months ended March 31, 2018 compared to $77 million during the three months ended March 31, 2017. Property, plant and equipment purchases were $62 million in the first quarter of 2018 compared to $44 million in the prior year. The period over period increase in cash outflows for purchases of property, plant and equipment was primarily related to our North America and Europe segments, partially offset by a decrease related to our discontinued operations (reflecting non-reoccurring expenditures in 2017).
Net cash used in financing activities totaled $118 million for the three months ended March 31, 2018, compared to $326 million during the three months ended March 31, 2017. During the three months ended March 31, 2018, net repayments under our credit facilities totaled $124 million compared to $354 million during the three months ended March 31, 2017.
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
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 42.7% and 41.8% of our revenue during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.3% change in our consolidated revenue and a 2.6% change in our operating income for the three months ended March 31, 2018. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2018 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of March 31, 2018, we had outstanding borrowings of €500 million under our Euro Notes (2024), and £123 million, €143 million, CAD $130 million, and SEK 250 million under our revolving credit facilities. We expect the interest payments on our €1.0 billion Euro Notes (2026/28) to be funded primarily by cash flows generated by Stahlgruber after the transaction closes.
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
As of March 31, 2018, we held ten interest rate swap contracts representing a total of $590 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of March 31, 2018, the fair value of the interest rate swap contracts was an asset of $24 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of March 31, 2018 we held three cross currency swap agreements for a total notional amount of $403 million (€381 million) with maturity dates in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to eliminate uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and The Bank of Tokyo-Mitsubishi UFJ, Ltd.). As of March 31, 2018, the fair value of the interest rate swap components of the cross currency swaps was an asset of $9 million, and the fair value of the foreign currency forward components was a liability of $78 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 50% of our variable rate debt under our credit facilities at fixed rates at March 31, 2018 compared to 48% at December 31, 2017. See Note 10, "Long-Term Obligations" and Note 11, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At March 31, 2018, we had approximately $1.0 billion of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $10 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended March 31, 2018 has increased 20.6% over the average for the fourth quarter of 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings
We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2017 Annual Report on Form 10-K, filed with the SEC on February 28, 2018, for information concerning risks and uncertainties that could negatively impact us.
Item 6. Exhibits
Exhibits
(b) Exhibits

4.1
Indenture dated as of April 9, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the trustee, paying agent, transfer agent, and registrar (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on April 12, 2018).

4.2	Supplemental Indenture dated as of April 6, 2018 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2018.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)