Form 10-Q
period 2018-06-30
LKQ CORP
filed 2018-08-06
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At July 27, 2018, the registrant had issued and outstanding an aggregate of 318,081,581 shares of Common Stock.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements
LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$3,030,751	$2,458,411	$5,751,515	$4,801,254
Cost of goods sold	1,868,872	1,493,402	3,535,665	2,906,152
Gross margin	1,161,879	965,009	2,215,850	1,895,102
Selling, general and administrative expenses (1)	826,044	664,270	1,592,935	1,307,087
Restructuring and acquisition related expenses	15,878	2,521	19,932	5,449
Depreciation and amortization	63,163	53,645	119,621	102,301
Operating income	256,794	244,573	483,362	480,265
Other expense (income):
Interest expense, net	38,272	24,596	66,787	48,584
Gains on bargain purchases	(328)	(3,077)	(328)	(3,077)
Other expense (income), net	755	(2,731)	(2,127)	(3,777)
Total other expense, net	38,699	18,788	64,332	41,730
Income from continuing operations before provision for income taxes	218,095	225,785	419,030	438,535
Provision for income taxes	60,775	75,862	110,359	148,017
Equity in earnings of unconsolidated subsidiaries	546	991	1,958	1,205
Income from continuing operations	157,866	150,914	310,629	291,723
Net loss from discontinued operations	—	—	—	(4,531)
Net income	157,866	150,914	310,629	287,192
Less: net income attributable to noncontrolling interest	859	—	662	—
Net income attributable to LKQ stockholders	$157,007	$150,914	$309,967	$287,192

Basic earnings per share: (2)
Income from continuing operations	$0.51	$0.49	$1.00	$0.95
Net loss from discontinued operations	—	—	—	(0.01)
Net income	0.51	0.49	1.00	0.93
Less: net income attributable to noncontrolling interest	0.00	—	0.00	—
Net income attributable to LKQ stockholders	$0.50	$0.49	$1.00	$0.93

Diluted earnings per share: (2)
Income from continuing operations	$0.50	$0.49	$0.99	$0.94
Net loss from discontinued operations	—	—	—	(0.01)
Net income	0.50	0.49	0.99	0.93
Less: net income attributable to noncontrolling interest	0.00	—	0.00	—
Net income attributable to LKQ stockholders	$0.50	$0.49	$0.99	$0.93
(1) Selling, general and administrative expenses contain facility and warehouses expenses and distribution expenses that were previously shown separately.
(2) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$157,866	$150,914	$310,629	$287,192
Less: net income attributable to noncontrolling interest	859	—	662	—
Net income attributable to LKQ stockholders	157,007	150,914	309,967	287,192

Other comprehensive income (loss):
Foreign currency translation, net of tax	(105,164)	93,597	(56,679)	115,176
Net change in unrealized gains/losses on cash flow hedges, net of tax	2,406	(930)	5,660	2,233
Net change in unrealized gains/losses on pension plans, net of tax	(807)	(862)	(1,428)	(3,903)
Net change in other comprehensive income (loss) from unconsolidated subsidiaries	2,122	(439)	1,517	(601)
Other comprehensive (loss) income	(101,443)	91,366	(50,930)	112,905

Comprehensive income	56,423	242,280	259,699	400,097
Less: comprehensive income attributable to noncontrolling interest	859	—	662	—
Comprehensive income attributable to LKQ stockholders	$55,564	$242,280	$259,037	$400,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$345,202	$279,766
Receivables, net	1,301,514	1,027,106
Inventories	2,718,158	2,380,783
Prepaid expenses and other current assets	228,732	134,479
Total current assets	4,593,606	3,822,134
Property, plant and equipment, net	1,188,464	913,089
Intangible assets:
Goodwill	4,421,976	3,536,511
Other intangibles, net	973,031	743,769
Equity method investments	202,653	208,404
Other assets	168,901	142,965
Total assets	$11,548,631	$9,366,872
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$981,643	$788,613
Accrued expenses:
Accrued payroll-related liabilities	163,294	143,424
Other accrued expenses	312,702	218,600
Refund liability	103,694	—
Other current liabilities	49,603	45,727
Current portion of long-term obligations	177,372	126,360
Total current liabilities	1,788,308	1,322,724
Long-term obligations, excluding current portion	4,261,176	3,277,620
Deferred income taxes	332,602	252,359
Other noncurrent liabilities	389,570	307,516
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 317,820,824 and 309,126,386 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3,178	3,091
Additional paid-in capital	1,403,630	1,141,451
Retained earnings	3,428,725	3,124,103
Accumulated other comprehensive loss	(116,061)	(70,476)
Total Company stockholders' equity	4,719,472	4,198,169
Noncontrolling interest	57,503	8,484
Total stockholders' equity	4,776,975	4,206,653
Total liabilities and stockholders’ equity	$11,548,631	$9,366,872

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$310,629	$287,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,504	106,606
Stock-based compensation expense	11,844	12,443
Loss on sale of business	—	8,580
Other	4,356	(4,740)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(112,178)	(98,362)
Inventories	(12,777)	(20,378)
Prepaid income taxes/income taxes payable	6,090	4,418
Accounts payable	(25,380)	63,589
Other operating assets and liabilities	16,581	2,749
Net cash provided by operating activities	328,669	362,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(115,421)	(91,545)
Acquisitions, net of cash acquired	(1,135,970)	(100,728)
Proceeds from disposals of business/investment	—	301,297
Other investing activities, net	2,174	4,712
Net cash (used in) provided by investing activities	(1,249,217)	113,736
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,922	5,151
Taxes paid related to net share settlements of stock-based compensation awards	(3,834)	(3,955)
Debt issuance costs	(16,759)	—
Proceeds from issuance of Euro Notes (2026/28)	1,232,100	—
Borrowings under revolving credit facilities	613,658	162,794
Repayments under revolving credit facilities	(766,597)	(585,454)
Repayments under term loans	(8,810)	(18,590)
Borrowings under receivables securitization facility	—	150
Repayments under receivables securitization facility	—	(5,000)
(Repayments) borrowings of other debt, net	(2,444)	19,591
Payments of other obligations	—	(2,079)
Other financing activities, net	4,107	4,316
Net cash provided by (used in) financing activities	1,054,343	(423,076)
Effect of exchange rate changes on cash and cash equivalents	(68,359)	16,271
Net increase in cash and cash equivalents	65,436	69,028
Cash and cash equivalents of continuing operations, beginning of period	279,766	227,400
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	7,116
Cash and cash equivalents of continuing and discontinued operations, beginning of period	279,766	234,516
Cash and cash equivalents, end of period	$345,202	$303,544
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$110,745	$150,555
Interest	55,768	46,606
Supplemental disclosure of noncash investing and financing activities:
Stock issued in acquisitions	$251,334	$—
Contingent consideration liabilities	34	4,279
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions	65,460	5,965
Noncash property, plant and equipment additions	7,004	4,185
Notes and other financing receivables in connection with disposals of business/investment	—	5,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

			LKQ Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, January 1, 2018	309,127	$3,091	$1,141,451	$3,124,103	$(70,476)	$8,484	$4,206,653
Net income	—	—	—	309,967	—	662	310,629
Other comprehensive loss	—	—	—		(50,930)	—	(50,930)
Stock issued in acquisitions	8,056	81	251,253	—	—	—	251,334
Vesting of restricted stock units, net of shares withheld for employee tax	344	3	(2,780)	—	—	—	(2,777)
Stock-based compensation expense	—	—	11,844	—	—	—	11,844
Exercise of stock options	321	3	2,919	—	—	—	2,922
Shares withheld for net share settlement of stock option awards	(27)	—	(1,057)	—	—	—	(1,057)
Adoption of ASU 2018-02 (see Note 4)	—	—	—	(5,345)	5,345	—	—
Capital contributions from noncontrolling interest shareholder	—	—	—	—	—	4,107	4,107
Acquired noncontrolling interest	—	—	—	—	—	44,250	44,250
BALANCE, June 30, 2018	317,821	$3,178	$1,403,630	$3,428,725	$(116,061)	$57,503	$4,776,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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

Note 2. Business Combinations
On May 30, 2018, we acquired Stahlgruber GmbH ("Stahlgruber"), a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Slovenia, Croatia, and with further sales to Switzerland. Total acquisition date fair value of the consideration for our Stahlgruber acquisition was €1.2 billion ($1.4 billion), composed of €1.0 billion ($1.1 billion) of cash paid (net of cash acquired), and €215 million ($251 million) of newly issued shares of LKQ common stock. We financed the acquisition with the proceeds from €1.0 billion ($1.2 billion) of senior notes, the direct issuance to Stahlgruber's owner of 8,055,569 newly issued shares of LKQ common stock, and borrowings under our existing revolving credit facility.
On May 3, 2018, the European Commission cleared the acquisition for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of the Czech Republic wholesale business has been referred to the Czech Republic competition authority for review. The Czech Republic wholesale business represents an immaterial portion of Stahlgruber's revenue and profitability.
We recorded $931 million of goodwill related to our acquisition of Stahlgruber, of which we expect $240 million to be deductible for income tax purposes. In the period between the acquisition date and June 30, 2018, Stahlgruber, which is reported in our Europe reportable segment, generated revenue of $168 million and operating income of $6 million.
In addition to our acquisition of Stahlgruber, we completed acquisitions of one wholesale business in North America and four wholesale businesses in Europe. Total acquisition date fair value of the consideration for these acquisitions was $7 million, composed of $6 million of cash paid (net of cash acquired) and $1 million of notes payable. During the six months ended June 30, 2018, we recorded $3 million of goodwill related to these acquisitions, which we do not expect to be deductible for income tax purposes. In the period between the acquisition dates and June 30, 2018, these acquisitions generated revenue of $4 million and operating income of $0.5 million.
During the year ended December 31, 2017, we completed 26 acquisitions including 6 wholesale businesses in North America, 16 wholesale businesses in Europe and 4 Specialty businesses. Our acquisitions in Europe included the acquisition of four aftermarket parts distribution businesses in Belgium in July 2017. Our Specialty acquisitions included the acquisition of the aftermarket business of Warn Industries, Inc. ("Warn"), a leading designer, manufacturer and marketer of high performance vehicle equipment and accessories, in November 2017.

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
Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the six months ended June 30, 2018 and the last six months of the year ended December 31, 2017 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. During the first half of 2018, the measurement period adjustments recorded for acquisitions completed in prior periods were not material.
The purchase price allocations for the acquisitions completed during the six months ended June 30, 2018 and the year ended December 31, 2017 are as follows (in thousands):

	Six Months Ended			Year Ended
	June 30, 2018			December, 31, 2017
	Stahlgruber	Other Acquisitions (2)	Total	All Acquisitions (1)
Receivables	$143,785	$3,276	$147,061	$73,782
Receivable reserves	(2,818)	(663)	(3,481)	(7,032)
Inventories (3)	352,053	4,168	356,221	150,342
Prepaid expenses and other current assets	7,287	28	7,315	(295)
Property, plant and equipment	260,638	2,046	262,684	41,039
Goodwill	930,567	(676)	929,891	314,817
Other intangibles	280,399	5,134	285,533	181,216
Other assets	16,625	265	16,890	3,257
Deferred income taxes	(98,497)	(1,605)	(100,102)	(65,087)
Current liabilities assumed	(315,175)	(6,915)	(322,090)	(111,484)
Debt assumed	(65,852)	—	(65,852)	(33,586)
Other noncurrent liabilities assumed (4)	(83,637)	—	(83,637)	(1,917)
Noncontrolling interest	(44,250)	—	(44,250)	—
Contingent consideration liabilities	—	(34)	(34)	(6,234)
Other purchase price obligations	(2,349)	3,312	963	(5,074)
Stock issued	(251,334)	—	(251,334)	—
Notes issued	—	(571)	(571)	(20,187)
Settlement of pre-existing balances	—	—	—	242
Gains on bargain purchases (5)	—	(328)	(328)	(3,870)
Settlement of other purchase price obligations (non-interest bearing)	—	1,091	1,091	3,159
Cash used in acquisitions, net of cash acquired	$1,127,442	$8,528	$1,135,970	$513,088

(1)
The amounts recorded during the year ended December 31, 2017 include $6 million and $3 million of adjustments to reduce property, plant and equipment and other assets for Rhiag-Inter Auto Parts Italia S.p.A. (“Rhiag”) and Pittsburgh Glass Works LLC (“PGW”), respectively.

(2)
The amounts recorded during the six months ended June 30, 2018 include a $5 million adjustment to increase other intangibles related to our Warn acquisition and $4 million of adjustments to reduce other purchase price obligations related to other 2017 acquisitions.

(3)	The amounts for our 2017 acquisitions include a $4 million step-up adjustment related to our Warn acquisition.

(4)
The amount recorded for our acquisition of Stahlgruber includes a $75 million liability for certain pension obligations. See Note 13, "Employee Benefit Plans" for information related to our defined benefit plans.

(5)
The amount recorded during the six months ended June 30, 2018 is due to the gain on bargain purchase related to an acquisition in Europe completed in the second quarter of 2017 as a result of a change in the acquisition date fair value of the consideration. The amount recorded during the year ended December 31, 2017 includes a $2 million increase to the gain on bargain purchase recorded for our Andrew Page Limited ("Andrew Page") acquisition as a result of changes to our estimate of the fair value of the net assets acquired. The remainder of the gain on bargain purchase recorded during the year ended December 31, 2017 is an immaterial amount related to another acquisition in Europe completed in the second quarter of 2017.

The fair value of our intangible assets is based on a number of inputs, including projections of future cash flows, assumed royalty rates and customer attrition rates, all of which are Level 3 inputs. The fair value of our property, plant and equipment is determined using inputs such as market comparables and current replacement or reproduction costs of the asset, adjusted for physical, functional and economic factors; these adjustments to arrive at fair value use unobservable inputs in which little or no market data exists, and therefore, these inputs are considered to be Level 3 inputs. See Note 12, "Fair Value Measurements" for further information regarding the tiers in the fair value hierarchy.
The acquisition of Stahlgruber expands LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, we believe the acquisition of Stahlgruber will allow for continued improvement in procurement, logistics and infrastructure optimization. The primary objectives of our other acquisitions made during the six months ended June 30, 2018 and the year ended December 31, 2017 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Certain 2017 acquisitions were completed to enable us to align our distribution model in the Benelux region.
When we identify potential acquisitions, we attempt to target companies with a leading market presence, an experienced management team and workforce that provides a fit with our existing operations, and strong cash flows. For certain of our acquisitions, we have identified cost savings and synergies as a result of integrating the company with our existing business that provide additional value to the combined entity. In many cases, acquiring companies with these characteristics will result in purchase prices that include a significant amount of goodwill.

The following pro forma summary presents the effect of the businesses acquired during the six months ended June 30, 2018 as though the businesses had been acquired as of January 1, 2017, and the businesses acquired during the year ended December 31, 2017 as though they had been acquired as of January 1, 2016. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue, as reported	$3,030,751	$2,458,411	$5,751,515	$4,801,254
Revenue of purchased businesses for the period prior to acquisition:
Stahlgruber	336,318	432,658	815,405	813,042
Other acquisitions	2,687	127,358	8,844	272,063
Pro forma revenue	$3,369,756	$3,018,427	$6,575,764	$5,886,359

Income from continuing operations, as reported (1)	$157,866	$150,914	$310,629	$291,723
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Stahlgruber	9,864	1,267	2,635	(6,321)
Other acquisitions	69	5,067	238	12,579
Acquisition related expenses, net of tax (2)	11,744	1,465	13,305	2,709
Pro forma income from continuing operations	$179,543	$158,713	$326,807	$300,690

Earnings per share from continuing operations, basic - as reported	$0.51	$0.49	$1.00	$0.95
Effect of purchased businesses for the period prior to acquisition:
Stahlgruber	0.03	0.00	0.01	(0.02)
Other acquisitions	0.00	0.02	0.00	0.04
Acquisition related expenses, net of tax (2)	0.04	0.00	0.04	0.01
Impact of share issuance from acquisition of Stahlgruber	(0.01)	(0.01)	(0.02)	(0.02)
Pro forma earnings per share from continuing operations, basic (3)	$0.56	$0.50	$1.03	$0.95

Earnings per share from continuing operations, diluted - as reported	$0.50	$0.49	$0.99	$0.94
Effect of purchased businesses for the period prior to acquisition:
Stahlgruber	0.03	0.00	0.01	(0.02)
Other acquisitions	0.00	0.02	0.00	0.04
Acquisition related expenses, net of tax (2)	0.04	0.00	0.04	0.01
Impact of share issuance from acquisition of Stahlgruber	(0.01)	(0.01)	(0.02)	(0.02)
Pro forma earnings per share from continuing operations, diluted (3)	$0.56	$0.50	$1.02	$0.94

(1)	Includes interest expense for the period from April 9, 2018 through June 30, 2018 recorded on the senior notes issued as part of our acquisition of Stahlgruber.

(2)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.

(3)	The sum of the individual earnings per share amounts may not equal the total due to rounding.
Unaudited pro forma supplemental information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma supplemental information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property, plant and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. The pro forma impact of our acquisitions also reflects the elimination of acquisition related expenses, net of tax. Refer to Note 6, "Restructuring and Acquisition Related Expenses," for further information regarding our acquisition related expenses. The pro forma information also includes the impact of the common stock issued to Stahlgruber as if it were issued on January 1, 2017. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results.

Note 3. Discontinued Operations
On March 1, 2017, LKQ completed the sale of the glass manufacturing business of its PGW subsidiary to a subsidiary of Vitro S.A.B. de C.V. ("Vitro") for a sales price of $301 million, including cash received of $316 million, net of cash disposed of $15 million. Related to this transaction, the remaining portion of the Glass operating segment was combined with our Wholesale - North America operating segment, which is part of our North America reportable segment, in the first quarter of 2017. See Note 16, "Segment and Geographic Information" for further information regarding our segments.
In connection with the Stock and Asset Purchase Agreement, the Company and Vitro entered into a twelve-month Transition Services Agreement commencing on the transaction date with two six-month renewal periods, a three-year Purchase and Supply Agreement, and an Intellectual Property Agreement.
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the six months ended June 30, 2017, as presented in Net loss from discontinued operations on the Unaudited Condensed Consolidated Statements of Income (in thousands):

Six Months Ended
June 30, 2017
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
Pursuant to the Purchase and Supply Agreement, our aftermarket automotive glass distribution business will source various products from Vitro's glass manufacturing business annually for a three-year period beginning on March 1, 2017. Between January 1, 2017 and the sale date of March 1, 2017, intercompany sales between the glass manufacturing business and the continuing aftermarket automotive glass distribution business of PGW, which were eliminated in consolidation, were $8 million. All purchases from Vitro, including those outside of the Purchase and Supply Agreement, were $8 million and $18 million for the three and six months ended June 30, 2018, respectively, and were $13 million and $17 million for the three months ended June 30, 2017 and the period between the sale date of March 1, 2017 and June 30, 2017, respectively.

Note 4. Financial Statement Information
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts, which was approximately $64 million and $58 million at June 30, 2018 and December 31, 2017, respectively. Our May 2018 acquisition of Stahlgruber contributed $3 million to our reserve for uncollectible accounts. See Note 2, "Business Combinations" for further information on our acquisitions.

Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Aftermarket and refurbished products	$2,208,122	$1,877,653
Salvage and remanufactured products	490,325	487,108
Manufactured products	19,711	16,022
Total inventories	$2,718,158	$2,380,783
    Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of June 30, 2018, manufactured products inventory was composed of $13 million of raw materials, $2 million of work in process, and $5 million of finished goods. As of December 31, 2017, manufactured products inventory was composed of $10 million of raw materials, $2 million of work in process, and $4 million of finished goods.
Our May 2018 acquisition of Stahlgruber contributed $352 million to our aftermarket and refurbished products inventory. See Note 2, "Business Combinations" for further information on our acquisitions.
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
Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Machinery and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years
Furniture and fixtures	5-7 years
Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Land and improvements	$187,210	$137,790
Buildings and improvements	367,550	233,078
Machinery and equipment	601,967	521,526
Computer equipment and software	142,363	133,753
Vehicles and trailers	171,639	161,269
Furniture and fixtures	50,772	31,794
Leasehold improvements	279,259	257,506
	1,800,760	1,476,716
Less—Accumulated depreciation	(661,819)	(606,112)
Construction in progress	49,523	42,485
Total property, plant and equipment, net	$1,188,464	$913,089

The components of opening property, plant and equipment acquired as part of our acquisition of Stahlgruber in May 2018 are as follows (in thousands):

Gross Amount
Land and improvements	$47,281
Buildings and improvements	125,649
Machinery and equipment	49,384
Computer equipment and software	3,760
Vehicles and trailers	643
Furniture and fixtures	28,535
Leasehold improvements	1,890
257,142
Construction in progress	3,496
Total property, plant and equipment	$260,638

We record depreciation expense associated with our refurbishing, remanufacturing, manufacturing and furnace operations as well as our distribution centers in Cost of goods sold on the Unaudited Condensed Consolidated Statements of Income. All other depreciation expense is reported in Depreciation and amortization. Total depreciation expense for the three and six months ended June 30, 2018 was $39 million and $76 million, respectively, and $32 million and $59 million during the three and six months ended June 30, 2017, respectively.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2018 are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2018	$1,709,354	$1,414,898	$412,259	$3,536,511
Business acquisitions and adjustments to previously recorded goodwill	714	934,844	(5,667)	929,891
Exchange rate effects	(5,078)	(39,536)	188	(44,426)
Balance as of June 30, 2018	$1,704,990	$2,310,206	$406,780	$4,421,976
During the six months ended June 30, 2018, we recorded $931 million of goodwill related to our acquisition of Stahlgruber. See Note 2, "Business Combinations" for further information on our acquisitions.
The components of other intangibles, net are as follows (in thousands):

	June 30, 2018	December 31, 2017
Intangible assets subject to amortization	$890,931	$664,969
Indefinite-lived intangible assets
Trademarks	81,300	78,800
Other indefinite-lived intangible assets	800	—
Total	$973,031	$743,769

The components of intangible assets subject to amortization are as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$494,456	$(82,715)	$411,741	$327,332	$(75,095)	$252,237
Customer and supplier relationships	580,314	(196,983)	383,331	510,113	(167,532)	342,581
Software and other technology related assets	160,110	(68,163)	91,947	124,049	(59,081)	64,968
Covenants not to compete	13,550	(9,638)	3,912	14,981	(9,798)	5,183
Total	$1,248,430	$(357,499)	$890,931	$976,475	$(311,506)	$664,969

The components of intangible assets acquired as part of our acquisition of Stahlgruber in May 2018 are as follows (in thousands):

Gross Amount
Trade names and trademarks	$173,382
Customer and supplier relationships	78,239
Software and other technology related assets	28,778
$280,399
The weighted-average amortization periods for our intangible assets acquired during the six months ended June 30, 2018 and the year ended December 31, 2017 are as follows (in years):

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
	Stahlgruber	All Acquisitions
Trade names and trademarks	19.9	11.2
Customer and supplier relationships	3.0	18.6
Software and other technology related assets	7.4	11.1
Covenants not to compete	-	4.4
Total intangible assets	13.9	16.5
Our estimated useful lives for our finite-lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	3-20 years
Software and other technology related assets	Straight-line	3-15 years
Covenants not to compete	Straight-line	2-5 years
Amortization expense for intangibles was $30 million and $54 million during the three and six months ended June 30, 2018, respectively, and $25 million and $48 million during the three and six months ended June 30, 2017, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2022 is $78 million (for the remaining six months of 2018), $129 million, $98 million, $73 million and $61 million, respectively.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $203 million and $208 million as of June 30, 2018 and December 31, 2017, respectively. On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen") for an aggregate purchase price of $181 million. Headquartered in Stockholm, Sweden, Mekonomen is the leading independent car parts and service chain in the Nordic region of Europe, offering a range of products including spare parts and accessories for cars, and workshop services for consumers and businesses. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of June 30, 2018, the book value of our investment in Mekonomen exceeded our share of the book value of Mekonomen's net assets by $122 million; this difference is primarily related to goodwill and the fair value of other intangible assets. We are recording our equity in the net earnings of Mekonomen on a one quarter lag. We recorded equity in earnings of $1 million and $2 million during the three and six months ended June 30, 2018, respectively, and $2 million during each of the three and six months ended June 30, 2017 related to our investment in Mekonomen, including adjustments to convert the results to GAAP and to recognize the impact of our purchase accounting adjustments. In May 2018 and May 2017, we received cash dividends of $8 million (SEK 67 million) and $7 million (SEK 67 million), respectively, related to our investment in Mekonomen. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at June 30, 2018 was $132 million ($168 million as of August 2, 2018) compared to a carrying value of $194 million. We evaluated our investment in Mekonomen for other-than-temporary impairment and concluded the decline in fair value was not other-than-temporary, but a prolonged stock price decrease will cause the decline to be a permanent impairment.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. These assurance-type warranties are not considered a separate performance obligation and thus, no transaction price is allocated to them. We record the warranty costs in Cost of goods sold on our Unaudited Condensed Consolidated Statements of Income. Our warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within Other accrued expenses and Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2017	$23,151
Warranty expense	22,992
Warranty claims	(21,088)
Balance as of June 30, 2018	$25,055
Recent Accounting Pronouncements
Adoption of New Revenue Standard
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This update outlines a new comprehensive revenue recognition model that supersedes the prior revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09, which collectively with ASU 2014-09, represent the FASB Accounting Standards Codification Topic 606 (“ASC 606”). On January 1, 2018, we adopted ASC 606 for all contracts using the modified retrospective method, which means the historical periods are presented under the previous revenue standards with the cumulative net income effect being adjusted through retained earnings.
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
The impact of the adoption of ASC 606 on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2018 and our Unaudited Condensed Consolidated Statement of Income for the three and six months ended June 30, 2018 was as follows (in thousands):

	Balance as of June 30, 2018
	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Accounts receivable	$1,301,514	$1,254,189	$47,325
Prepaid expenses and other current assets	228,732	172,363	56,369
Liabilities
Refund liability	103,694	—	103,694

	For the three months ended June 30, 2018
	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$3,030,751	$3,030,378	$373
Cost of goods sold	1,868,872	1,867,781	1,091
Selling, general and administrative expenses	826,044	826,762	(718)

	For the six months ended June 30, 2018
	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$5,751,515	$5,759,091	$(7,576)
Cost of goods sold	3,535,665	3,541,955	(6,290)
Selling, general and administrative expenses	1,592,935	1,594,221	(1,286)
We have not included a table of the impact of the balance sheet adjustments on the Unaudited Condensed Consolidated Statement of Cash Flows as the adjustment will net to zero within the operating activities section of this statement.
Under ASC 606, we have elected not to adjust consideration for the effect of a significant financing component at contract inception if the period between the transfer of goods to the customer and payment received from the customer is one year or less. Generally, our payment terms are short term in nature, but in some instances we may offer extended terms to customers exceeding one year such that interest would be accrued with respect to those contracts. The interest that would be accrued related to these contracts is immaterial at June 30, 2018.

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
During the first quarter of 2018, we adopted ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which includes guidance on classification for the following items: debt prepayment or debt extinguishment costs, settlement of zero coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned or bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and other separately identifiable cash flows where application of the predominance principle is prescribed. No adjustments were required in our Unaudited Condensed Consolidated Statement of Cash Flows upon adoption. Within our Unaudited Condensed Consolidating Statements of Cash Flows in Note 17, "Condensed Consolidating Financial Information," we now present a new line item, Payments of deferred purchase price on receivables securitization, as a result of adopting ASU 2016-15; prior year cash flow information within this footnote has been recast to reflect the impact of adopting this accounting standard. Other than the addition of this new line item, there was no impact to our Unaudited Condensed Consolidating Statements of Cash Flows upon adoption.
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
During the first quarter of 2018, we adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires presentation of the current service cost component of net periodic benefit expense with other current compensation expenses for the related employees, and requires presentation of the remaining components of net periodic benefit expense, such as interest, expected return on plan assets, and amortization of actuarial gains and losses, outside of operating income. ASU 2017-07 also specifies that, on a prospective basis, only the service cost component is eligible for capitalization into inventory or other assets. While the income statement classification provisions of ASU 2017-07 are applicable on a retrospective basis, due to the immaterial impact to our Unaudited Condensed Consolidated Statements of Income in prior periods, we did not recast prior period income statement information and adopted the classification provisions on a prospective basis. The change in the capitalization provisions under ASU 2017-07 did not have a material impact on our unaudited condensed consolidated financial statements. See Note 13, "Employee Benefit Plans," for further disclosure on the components of net periodic benefit expense and classification of the components within our Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between current GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. While we are still in the process of quantifying the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures, we anticipate the adoption will materially affect our consolidated balance sheet and disclosures, as the majority of our operating leases will be recorded on the balance sheet under ASU 2016-02. While we do not anticipate the adoption of this accounting standard to have a material impact on our consolidated statements of income at this time, this conclusion may change as we finalize our assessment. In order to assist in our timely implementation of the new standard, we have purchased new software to track our leases. We have engaged a third party to assist with the implementation of the new software with an expectation to complete the implementation by the end of 2018. During the second quarter, we completed phase one of the software roll-out for our North America and Specialty operations.
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

4.	Allocating the transaction price to the performance obligations in the contract, which may include an estimate of variable consideration, and

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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
North America	$1,165,422	$1,075,656	$2,338,007	$2,155,531
Europe	1,279,996	887,872	2,317,042	1,707,039
Specialty	411,633	362,355	762,307	676,254
Parts and services	2,857,051	2,325,883	5,417,356	4,538,824
Other	173,700	132,528	334,159	262,430
Total revenue	$3,030,751	$2,458,411	$5,751,515	$4,801,254
Parts and Services
Our parts revenue is generated from the sale of vehicle products including replacement parts, components and systems used in the repair and maintenance of vehicles and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Services revenue includes additional services that are generally billed concurrently with the related product sales, such as the sale of service-type warranties and fees for admission to our self service yards.
In North America, our vehicle replacement products include sheet metal collision parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; automotive glass products such as windshields; mirrors and grilles; wheels; and large mechanical items such as engines and transmissions. In Europe, our products include a wide variety of small mechanical products such as brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. In our Specialty operations, we serve six product segments: truck and off-road; speed and performance; RV; towing; wheels, tires and performance handling; and miscellaneous accessories.

Our service-type warranties typically have service periods ranging from 6 months to 36 months. Under ASC 606, proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in thousands):

Balance as of January 1, 2018	$19,465
Additional warranty revenue deferred	19,271
Warranty revenue recognized	(16,381)
Balance as of June 30, 2018	$22,355
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
Revenue by Geographic Area
See Note 16, "Segment and Geographic Information" for information related to our revenue by geographic region.
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration which includes returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. The previous revenue guidance required us to estimate the transaction price using a best estimate approach. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration. In addition, our estimates of variable consideration are constrained to the extent that a significant reversal in revenue is expected. We recorded a refund liability and return asset for expected returns of $104 million and $56 million, respectively, as of June 30, 2018 and a net reserve of $38 million as of December 31, 2017. The refund liability is presented separately on the balance sheet within current liabilities while the return asset is presented within prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives which are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $89 million and $78 million as of June 30, 2018 and December 31, 2017, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our consolidated financial statements.

Note 6. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $14 million and $16 million for the three and six months ended June 30, 2018, respectively. Our 2018 expenses primarily consisted of external costs related to our acquisition of Stahlgruber totaling $13 million and $15 million for the three and six months ended June 30, 2018, respectively. The remaining acquisition related costs related to (i) completed acquisitions, (ii) pending acquisitions as of June 30, 2018, and (iii) potential acquisitions that were terminated.
Acquisition related expenses for the three and six months ended June 30, 2017 totaled $2 million and $5 million, respectively. Our 2017 expenses related to completed acquisitions and acquisitions that were pending as of June 30, 2017.
Acquisition Integration Plans and Restructuring
During the three and six months ended June 30, 2018, we incurred $2 million and $4 million of restructuring expenses, respectively. Expenses incurred during the three and six months ended June 30, 2018 were primarily related to the integration of our acquisition of Andrew Page. This integration included the closure of duplicate facilities and termination of employees.
During the three and six months ended June 30, 2017, we incurred $0.4 million and $1 million of restructuring expenses, respectively, primarily related to the ongoing integration activities in our Specialty segment. Expenses incurred were primarily related to facility closure and the merger of existing facilities into larger distribution centers.
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
The fair value of RSUs that vested during the six months ended June 30, 2018 was $17 million.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the six months ended June 30, 2018:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2018	1,624,390	$29.94
Granted	593,131	$42.72
Vested	(414,625)	$28.95
Forfeited / Canceled	(25,961)	$32.62
Unvested as of June 30, 2018	1,776,935	$34.40
Expected to vest after June 30, 2018	1,618,650	$34.34	2.8	$51,633
(1) The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the six months ended June 30, 2018. No options vested during the six months ended June 30, 2018; all of our outstanding options are fully vested.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the six months ended June 30, 2018:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2018	1,738,073	$9.20
Exercised	(321,267)	$9.10		$9,450
Canceled	(509)	$32.31
Balance as of June 30, 2018	1,416,297	$9.22	1.2	$32,126
Exercisable as of June 30, 2018	1,416,297	$9.22	1.2	$32,126
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
Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs totaled $6 million and $12 million for the three and six months ended June 30, 2018, respectively, and $5 million and $12 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, unrecognized compensation expense related to unvested RSUs is $46 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized.

Note 8. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income from continuing operations	$157,866	$150,914	$310,629	$291,723
Denominator for basic earnings per share—Weighted-average shares outstanding	312,556	308,407	311,045	308,218
Effect of dilutive securities:
RSUs	406	453	512	509
Stock options	1,050	1,536	1,131	1,622
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	314,012	310,396	312,688	310,349
Basic earnings per share from continuing operations	$0.51	$0.49	$1.00	$0.95
Diluted earnings per share from continuing operations	$0.50	$0.49	$0.99	$0.94
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Antidilutive securities:
RSUs	575	—	288	73
Stock options	—	76	—	77

Note 9. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	June 30, 2018
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss (Income) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(20,589)	$17,278	$(9,393)	$(1,914)	$(14,618)
Pretax (loss) income	(107,167)	30,721	(690)	—	(77,136)
Income tax effect	2,003	(7,183)	(174)	—	(5,354)
Reclassification of unrealized (gain) loss	—	(27,580)	76	—	(27,504)
Reclassification of deferred income taxes	—	6,448	(19)	—	6,429
Other comprehensive income from unconsolidated subsidiaries	—	—	—	2,122	2,122
Adoption of ASU 2018-02	—	—	—	—	—
Ending balance	$(125,753)	$19,684	$(10,200)	$208	$(116,061)

	Three Months Ended
	June 30, 2017
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(250,950)	$11,254	$(5,778)	$(162)	$(245,636)
Pretax income (loss)	93,597	(30,179)	(724)	—	62,694
Income tax effect	—	11,136	275	—	11,411
Reclassification of unrealized loss (gain)	—	28,702	(550)	—	28,152
Reclassification of deferred income taxes	—	(10,589)	137	—	(10,452)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(439)	(439)
Ending balance	$(157,353)	$10,324	$(6,640)	$(601)	$(154,270)

	Six Months Ended
	June 30, 2018
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(71,933)	$11,538	$(8,772)	$(1,309)	$(70,476)
Pretax (loss) income	(58,732)	26,220	(1,319)	—	(33,831)
Income tax effect	2,053	(6,130)	(166)	—	(4,243)
Reclassification of unrealized (gain) loss	—	(18,833)	76	—	(18,757)
Reclassification of deferred income taxes	—	4,403	(19)	—	4,384
Other comprehensive income from unconsolidated subsidiaries	—	—	—	1,517	1,517
Adoption of ASU 2018-02	2,859	2,486	—	—	5,345
Ending balance	$(125,753)	$19,684	$(10,200)	$208	$(116,061)

	Six Months Ended
	June 30, 2017
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(272,529)	$8,091	$(2,737)	$—	$(267,175)
Pretax income (loss)	113,665	(29,347)	112	—	84,430
Income tax effect	—	10,780	(43)	—	10,737
Reclassification of unrealized loss (gain)	—	32,959	(721)	—	32,238
Reclassification of deferred income taxes	—	(12,159)	185	—	(11,974)
Disposal of business, net	1,511	—	(3,436)	—	(1,925)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(601)	(601)
Ending balance	$(157,353)	$10,324	$(6,640)	$(601)	$(154,270)

Net unrealized gains on our interest rate swaps totaling $1 million and $3 million were reclassified to Interest expense, net in our Unaudited Condensed Consolidated Statements of Income during the three and six months ended June 30, 2018, respectively, compared to a loss of $2 million during the six months ended June 30, 2017; the amount reclassified to Interest expense, net during the three months ended June 30, 2017 was immaterial. We also reclassified gains of $3 million and $4 million to Interest expense, net related to the foreign currency forward component of our cross currency swaps during the three and six months ended June 30, 2018, respectively, compared to $2 million and $4 million during the three and six months ended June 30, 2017. Also related to our cross currency swaps, we reclassified gains of $24 million and $12 million to Other income, net in our Unaudited Condensed Consolidated Statements of Income during the three and six months ended June 30, 2018, respectively, compared to losses of $30 million and $36 million during the three and six months ended June 30, 2017; these gains and losses offset the impact of the remeasurement of the underlying contracts. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated other comprehensive income (loss) to provision for income taxes.
As a result of the adoption of ASU 2018-02 in the first quarter of 2018, we recorded a $5 million reclassification to increase Accumulated Other Comprehensive (Loss) Income and decrease Retained Earnings. See Note 4, "Financial Statement Information" for further information regarding the adoption of ASU 2018-02.

Note 10. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Senior secured credit agreement:
Term loans payable	$695,990	$704,800
Revolving credit facilities	1,120,911	1,283,551
U.S. Notes (2023)	600,000	600,000
Euro Notes (2024)	584,200	600,150
Euro Notes (2026/28)	1,168,400	—
Receivables securitization facility	100,000	100,000
Notes payable through October 2025 at weighted average interest rates of 1.5% and 1.4%, respectively	26,998	29,146
Other long-term debt at weighted average interest rates of 2.1% and 1.7%, respectively	179,501	110,633
Total debt	4,476,000	3,428,280
Less: long-term debt issuance costs	(32,832)	(21,476)
Less: current debt issuance costs	(4,620)	(2,824)
Total debt, net of debt issuance costs	4,438,548	3,403,980
Less: current maturities, net of debt issuance costs	(177,372)	(126,360)
Long term debt, net of debt issuance costs	$4,261,176	$3,277,620
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
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2023. Term loan borrowings, which totaled $696 million as of June 30, 2018, are due and payable in quarterly installments equal to $4 million on the last day of each fiscal quarter ending on or after March 31, 2018 and prior to March 31, 2019 and $9 million on the last day of each fiscal quarter ending on or after March 31, 2019, with the remaining balance due and payable on January 29, 2023.

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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 11, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at June 30, 2018 and December 31, 2017 were 2.5% and 2.2%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.025% and 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, $26 million and $18 million were classified as current maturities at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, there were letters of credit outstanding in the aggregate amount of $65 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at June 30, 2018 was $1.6 billion.
Related to the execution of Amendment No. 2 to the Fourth Amended and Restated Credit Agreement in December 2017, we incurred $5 million of fees, the majority of which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement.
U.S. Notes (2023)
In 2013, we issued $600 million aggregate principal amount of 4.75% senior notes due 2023 (the "U.S. Notes (2023)"). The U.S. Notes (2023) are governed by the Indenture dated as of May 9, 2013 (the "U.S. Notes (2023) Indenture") among LKQ Corporation, certain of our subsidiaries (the "Guarantors"), the trustee, paying agent, transfer agent and registrar. The U.S. Notes (2023) are registered under the Securities Act of 1933.
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
The Euro Notes (2024) and the related guarantees are, respectively, LKQ Italia’s and each Euro Notes (2024) Guarantor’s senior unsecured obligations and are subordinated to all of LKQ Italia's and the Euro Notes (2024) Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes (2024) are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes (2024) to the extent of the assets of those subsidiaries. The Euro Notes (2024) have been listed on the ExtraMOT, Professional Segment of the Borsa Italia S.p.A. securities exchange and the Global Exchange Market of Euronext Dublin.
Euro Notes (2026/28)
On April 9, 2018, LKQ European Holdings B.V. ("LKQ Euro Holdings"), a wholly-owned subsidiary of LKQ Corporation, completed an offering of €1.0 billion aggregate principal amount of senior notes. The offering consisted of €750 million senior notes due 2026 (the "2026 notes") and €250 million senior notes due 2028 (the "2028 notes" and, together with the 2026 notes, the "Euro Notes (2026/28)") in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering, together with borrowings under our senior secured credit facility, were or will be used to (i) finance a portion of the consideration paid for the Stahlgruber acquisition, (ii) for general corporate purposes and (iii) to pay related fees and expenses, including the refinancing of net financial debt. The Euro Notes (2026/28) are governed by the Indenture dated as of April 9, 2018 (the “Euro Notes (2026/28) Indenture”) among LKQ Euro Holdings, LKQ Corporation and certain of our subsidiaries (the “Euro Notes (2026/28) Subsidiaries”), the trustee, paying agent, transfer agent, and registrar.
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
The Euro Notes (2026/28) and the related guarantees are, respectively, LKQ Euro Holdings' and each Euro Notes (2026/28) Guarantor’s senior unsecured obligations and will be subordinated to all of LKQ Euro Holdings' and the Euro Notes (2026/28) Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes (2026/28) are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes (2026/28) to the extent of the assets of those subsidiaries. The Euro Notes (2026/28) have been listed on the Global Exchange Market of Euronext Dublin.
Related to the execution of the Euro Notes (2026/28) in April 2018, we incurred $15 million of fees, which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the Euro Notes (2026/28).
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. Net receivables totaling $138 million and $144 million were collateral for the investment under the receivables facility as of June 30, 2018 and December 31, 2017, respectively.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of June 30, 2018, the interest rate under the receivables facility was based on commercial paper rates and was 3.1%. The outstanding balances of $100 million as of both June 30, 2018 and December 31, 2017 were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from January to June 2021. As of June 30, 2018, we held interest rate swap contracts representing $590 million of U.S. dollar-denominated debt.
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
The activity related to our cash flow hedges is presented in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows.
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of June 30, 2018 and December 31, 2017 (in thousands):

	Notional Amount		Fair Value at June 30, 2018 (USD)		Fair Value at December 31, 2017 (USD)
	June 30, 2018	December 31, 2017	Other Assets	Other Noncurrent Liabilities	Other Assets	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$590,000	$590,000	$25,415	$—	$19,102	$—
Cross currency swap agreements
USD/euro	$398,614	$406,546	10,382	52,208	5,504	61,492
Total cash flow hedges			$35,797	$52,208	$24,606	$61,492
While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Other Assets and Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets of $18 million and $12 million at June 30, 2018 and December 31, 2017, respectively.
The activity related to our cash flow hedges is included in Note 9, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during each of the three and six months ended June 30, 2018 and 2017. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.

As of June 30, 2018, we estimate that $3 million of derivative gains (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at June 30, 2018 and December 31, 2017, along with the effect on our results of operations during each of the three and six months ended June 30, 2018 and 2017, were immaterial.

Note 12. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three months ended June 30, 2018, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2018 and December 31, 2017 (in thousands):

	Balance as of June 30, 2018	Fair Value Measurements as of June 30, 2018
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$50,233	$—	$50,233	$—
Interest rate swaps	25,415	—	25,415	—
Cross currency swap agreements	10,382	—	10,382	—
Total Assets	$86,030	$—	$86,030	$—
Liabilities:
Contingent consideration liabilities	$2,725	$—	$—	$2,725
Deferred compensation liabilities	51,564	—	51,564	—
Cross currency swap agreements	52,208	—	52,208	—
Total Liabilities	$106,497	$—	$103,772	$2,725

	Balance as of December 31, 2017	Fair Value Measurements as of December 31, 2017
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$45,984	$—	$45,984	$—
Interest rate swaps	19,102	—	19,102	—
Cross currency swap agreements	5,504	—	5,504	—
Total Assets	$70,590	$—	$70,590	$—
Liabilities:
Contingent consideration liabilities	$2,636	$—	$—	$2,636
Deferred compensation liabilities	47,199	—	47,199	—
Cross currency swap agreements	61,492	—	61,492	—
Total Liabilities	$111,327	$—	$108,691	$2,636
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of June 30, 2018 and December 31, 2017, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.8 billion and $2.0 billion, respectively. In addition, based on market conditions, the fair values of the outstanding borrowings under the receivables facility reasonably approximated the carrying values of $100 million at both June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the fair values of the U.S. Notes (2023) were approximately $598 million and $615 million, respectively, compared to a carrying value of $600 million. As of June 30, 2018 and December 31, 2017, the fair values of the Euro Notes (2024) were approximately $609 million and $658 million compared to carrying values of $584 million and $600 million, respectively. As of June 30, 2018, the fair value of the Euro Notes (2026/28) approximated the carrying value of $1.2 billion.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2018 to assume these obligations. The fair value of our U.S. Notes (2023) is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 13. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. The defined benefit plans are generally frozen to new participants and, in some cases, existing participants no longer accrue benefits. As of June 30, 2018 and December 31, 2017, the aggregate funded status of the defined benefit plans was a liability of $121 million and $46 million, respectively, and is reported in Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets. Of the liability at June 30, 2018, $75 million was related to our acquisition of Stahlgruber on May 30, 2018.

Net periodic benefit expense for our defined benefit plans included the following components for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$516	$889	$984	$1,776
Interest cost	776	833	1,446	1,341
Expected return on plan assets	(783)	(249)	(1,500)	(552)
Amortization of prior service credit	—	(66)	—	(130)
Amortization of actuarial (gain) loss	76	(484)	76	(591)
Net periodic benefit expense	$585	$923	$1,006	$1,844
For the three and six months ended June 30, 2018, the service cost component of net periodic benefit expense was classified in Selling, general and administrative expenses, while the other components of net periodic benefit expense were classified in Other income, net in our Unaudited Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2017, all components of net periodic benefit expense were included in Selling, general, and administrative expenses in our Unaudited Condensed Consolidated Statements of Income.
During the six months ended, June 30, 2018, we contributed $2 million to our pension plans. We estimate that contributions to our pension plans during the last six months of 2018 will be $3 million.

Note 14. Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at June 30, 2018 are as follows (in thousands):

Six months ending December 31, 2018	$142,000
Years ending December 31:
2019	248,418
2020	206,988
2021	161,302
2022	128,298
2023	107,904
Thereafter	611,801
Future Minimum Lease Payments	$1,606,711
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

Note 15. Income Taxes
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
Our effective income tax rate for the six months ended June 30, 2018 was 26.3%, compared to 33.8% for the comparable prior year period. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017. Partially offsetting this decrease was a 1.0% increase in the effective income tax rate as a result of the Stahlgruber acquisition, including non-deductible interest and acquisition related expenses, as well as the higher effective tax rate in Germany. The effective tax rate also reflects the impact of favorable discrete items of approximately $3 million and $6 million for the six months ended June 30, 2018 and 2017, respectively, for excess tax benefits from stock-based payments. The year over year change in these amounts increased the effective tax rate by 0.5% compared to the prior year.
Our acquisition of Stahlgruber in May 2018 contributed $98 million of deferred tax liabilities relating to intangible assets; property, plant and equipment; and reserves, including pension and other post-retirement benefit obligations.
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
As a result of the Tax Act, in 2017, we recognized a provisional tax liability of $51 million related to the one-time transition tax on historical foreign earnings, payable over a period of eight years. We also recorded a provisional decrease to net U.S. deferred tax liabilities of $73 million. For a description of the impact of the Tax Act for the year ended December 31, 2017, refer to Note 13, "Income Taxes" of our financial statements as of and for the year ended December 31, 2017 included in the 2017 Form 10-K. During the six-month period ended June 30, 2018, there were no changes made to the provisional amounts recognized in 2017. We continue to gather the information necessary to finalize those provisional amounts. Our estimates could be affected as we gain a more thorough understanding of the Tax Act from additional guidance issued by the U.S. tax authorities. Changes to the provisional estimates of the tax effect of the Tax Act will be recorded as a discrete item in the interim period the amounts are considered complete.
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

Note 16. Segment and Geographic Information
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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended June 30, 2018
Revenue:
Third Party	$1,334,965	$1,284,153	$411,633	$—	$3,030,751
Intersegment	201	—	1,240	(1,441)	—
Total segment revenue	$1,335,166	$1,284,153	$412,873	$(1,441)	$3,030,751
Segment EBITDA	$175,010	$110,893	$56,068	$—	$341,971
Depreciation and amortization (1)	21,606	39,801	7,031	—	68,438
Three Months Ended June 30, 2017
Revenue:
Third Party	$1,206,305	$889,751	$362,355	$—	$2,458,411
Intersegment	209	—	1,115	(1,324)	—
Total segment revenue	$1,206,514	$889,751	$363,470	$(1,324)	$2,458,411
Segment EBITDA	$173,732	$83,549	$48,578	$—	$305,859
Depreciation and amortization (1)	21,823	28,732	5,447	—	56,002

	North America	Europe	Specialty	Eliminations	Consolidated
Six Months Ended June 30, 2018
Revenue:
Third Party	$2,664,625	$2,324,583	$762,307	$—	$5,751,515
Intersegment	384	—	2,358	(2,742)	—
Total segment revenue	$2,665,009	$2,324,583	$764,665	$(2,742)	$5,751,515
Segment EBITDA	$352,723	$186,427	$98,037	$—	$637,187
Depreciation and amortization (1)	42,834	72,558	14,112	—	129,504
Six Months Ended June 30, 2017
Revenue:
Third Party	$2,414,352	$1,710,648	$676,254	$—	$4,801,254
Intersegment	402	—	2,150	(2,552)	—
Total segment revenue	$2,414,754	$1,710,648	$678,404	$(2,552)	$4,801,254
Segment EBITDA	$349,867	$162,243	$84,019	$—	$596,129
Depreciation and amortization (1)	42,201	53,483	10,922	—	106,606

(1)	Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions or divestitures and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding noncontrolling interest, discontinued operations, depreciation, amortization, interest and income tax expense.
The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$157,866	$150,914	$310,629	$287,192
Less: net income attributable to noncontrolling interest	859	—	662	—
Net income attributable to LKQ stockholders	157,007	150,914	309,967	287,192
Subtract:
Net loss from discontinued operations	—	—	—	(4,531)
Net income from continuing operations attributable to LKQ stockholders	157,007	150,914	309,967	291,723
Add:
Depreciation and amortization	63,163	53,645	119,621	102,301
Depreciation and amortization - cost of goods sold	5,275	2,357	9,883	4,305
Interest expense, net	38,272	24,596	66,787	48,584
Provision for income taxes	60,775	75,862	110,359	148,017
EBITDA	324,492	307,374	616,617	594,930
Subtract:
Equity in earnings of unconsolidated subsidiaries	546	991	1,958	1,205
Gains on bargain purchases (1)	328	3,077	328	3,077
Add:
Restructuring and acquisition related expenses (2)	15,878	2,521	19,932	5,449
Inventory step-up adjustment - acquisition related	—	—	403	—
Impairment of net assets held for sale	2,438	—	2,438	—
Change in fair value of contingent consideration liabilities	37	32	83	32
Segment EBITDA	$341,971	$305,859	$637,187	$596,129

(1)	Reflects the gains on bargain purchases related to our acquisitions of a wholesale business in Europe and Andrew Page. See Note 2, "Business Combinations," for further information.

(2)	See Note 6, "Restructuring and Acquisition Related Expenses," for further information.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Capital Expenditures
North America	$29,206	$22,153	$58,868	$38,913
Europe	16,863	22,676	45,678	43,134
Specialty	7,163	2,318	10,875	5,900
Discontinued operations	—	—	—	3,598
Total capital expenditures	$53,232	$47,147	$115,421	$91,545

The following table presents assets by reportable segment (in thousands):

	June 30,	December 31,
	2018	2017
Receivables, net
North America	$443,651	$379,666
Europe (1)	716,609	555,372
Specialty	141,254	92,068
Total receivables, net (2)	1,301,514	1,027,106
Inventories
North America	1,068,146	1,076,393
Europe (1)	1,296,608	964,068
Specialty	353,404	340,322
Total inventories	2,718,158	2,380,783
Property, Plant and Equipment, net
North America	548,981	537,286
Europe (1)	553,448	293,539
Specialty	86,035	82,264
Total property, plant and equipment, net	1,188,464	913,089
Equity Method Investments
North America	336	336
Europe	202,317	208,068
Total equity method investments	202,653	208,404
Other unallocated assets	6,137,842	4,837,490
Total assets	$11,548,631	$9,366,872

(1)
The increase in assets for the Europe segment is primarily attributable to the Stahlgruber acquisition. Refer to Note 2, “Business Combinations,” for further detail on the opening balance sheet amounts.

(2)	Refer to Note 4, "Financial Statement Information," for the increase in total receivables, net compared to December 31, 2017 as a result of the adoption of ASC 606.
We report net receivables; inventories; net property, plant and equipment; and equity method investments by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash and cash equivalents, prepaid and other current and noncurrent assets, goodwill and other intangibles.
Our largest country of operation is the U.S., followed by the U.K. Our other European operations are located in the Netherlands, Belgium, Italy, Czech Republic, Poland, Slovakia and other European countries. As a result of the Stahlgruber acquisition, we expanded our operations into Germany, Austria, Slovenia, and Croatia. Our operations in other countries include operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
United States	$1,621,343	$1,456,065	$3,181,370	$2,873,105
United Kingdom	454,689	390,022	885,681	772,674
Other countries	954,719	612,324	1,684,464	1,155,475
Total revenue	$3,030,751	$2,458,411	$5,751,515	$4,801,254

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2018	2017
Long-lived Assets
United States	$599,515	$583,236
Germany	212,133	41
United Kingdom	175,782	178,021
Other countries	201,034	151,791
Total long-lived assets	$1,188,464	$913,089

Note 17. Condensed Consolidating Financial Information
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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,640,396	$1,426,650	$(36,295)	$3,030,751
Cost of goods sold	—	988,671	916,496	(36,295)	1,868,872
Gross margin	—	651,725	510,154	—	1,161,879
Selling, general and administrative expenses	9,683	430,693	385,668	—	826,044
Restructuring and acquisition related expenses	—	—	15,878	—	15,878
Depreciation and amortization	21	24,526	38,616	—	63,163
Operating (loss) income	(9,704)	196,506	69,992	—	256,794
Other expense (income):
Interest expense (income), net	17,805	(113)	20,580	—	38,272
Intercompany interest (income) expense, net	(15,406)	9,865	5,541	—	—
Gains on bargain purchases	—	—	(328)	—	(328)
Other expense (income), net	117	(4,397)	5,035	—	755
Total other expense, net	2,516	5,355	30,828	—	38,699
(Loss) income before (benefit) provision for income taxes	(12,220)	191,151	39,164	—	218,095
(Benefit) provision for income taxes	(3,744)	53,543	10,976	—	60,775
Equity in earnings of unconsolidated subsidiaries	—	—	546	—	546
Equity in earnings of subsidiaries	165,483	4,451	—	(169,934)	—
Net income	157,007	142,059	28,734	(169,934)	157,866
Less: net income attributable to noncontrolling interest	—	—	859	—	859
Net income attributable to LKQ stockholders	$157,007	$142,059	$27,875	$(169,934)	$157,007

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,487,435	$1,001,733	$(30,757)	$2,458,411
Cost of goods sold	—	889,087	635,072	(30,757)	1,493,402
Gross margin	—	598,348	366,661	—	965,009
Selling, general and administrative expenses	9,165	385,443	269,662	—	664,270
Restructuring and acquisition related expenses	—	654	1,867	—	2,521
Depreciation and amortization	30	24,586	29,029	—	53,645
Operating (loss) income	(9,195)	187,665	66,103	—	244,573
Other expense (income):
Interest expense, net	16,492	26	8,078	—	24,596
Intercompany interest (income) expense, net	(2,160)	(2,735)	4,895	—	—
Gain on bargain purchase	—	—	(3,077)	—	(3,077)
Other (income) expense, net	(37)	(4,067)	1,373	—	(2,731)
Total other expense (income), net	14,295	(6,776)	11,269	—	18,788
(Loss) income from continuing operations before (benefit) provision for income taxes	(23,490)	194,441	54,834	—	225,785
(Benefit) provision for income taxes	(11,161)	73,363	13,660	—	75,862
Equity in earnings of unconsolidated subsidiaries	182	—	809	—	991
Equity in earnings of subsidiaries	163,061	5,795	—	(168,856)	—
Net income	$150,914	$126,873	$41,983	$(168,856)	$150,914

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,217,991	$2,606,892	$(73,368)	$5,751,515
Cost of goods sold	—	1,934,586	1,674,447	(73,368)	3,535,665
Gross margin	—	1,283,405	932,445	—	2,215,850
Selling, general and administrative expenses	18,813	857,490	716,632	—	1,592,935
Restructuring and acquisition related expenses	—	330	19,602	—	19,932
Depreciation and amortization	50	48,864	70,707	—	119,621
Operating (loss) income	(18,863)	376,721	125,504	—	483,362
Other expense (income):
Interest expense, net	35,813	99	30,875	—	66,787
Intercompany interest (income) expense, net	(30,806)	19,545	11,261	—	—
Gains on bargain purchases	—	—	(328)	—	(328)
Other (income) expense, net	(898)	(10,279)	9,050	—	(2,127)
Total other expense, net	4,109	9,365	50,858	—	64,332
(Loss) income before (benefit) provision for income taxes	(22,972)	367,356	74,646	—	419,030
(Benefit) provision for income taxes	(7,648)	99,420	18,587	—	110,359
Equity in earnings of unconsolidated subsidiaries	—	—	1,958	—	1,958
Equity in earnings of subsidiaries	325,291	9,561	—	(334,852)	—
Net income	309,967	277,497	58,017	(334,852)	310,629
Less: net income attributable to noncontrolling interest	—	—	662	—	662
Net income attributable to LKQ stockholders	$309,967	$277,497	$57,355	$(334,852)	$309,967

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$2,940,951	$1,931,704	$(71,401)	$4,801,254
Cost of goods sold	—	1,752,462	1,225,091	(71,401)	2,906,152
Gross margin	—	1,188,489	706,613	—	1,895,102
Selling, general and administrative expenses	18,348	770,971	517,768	—	1,307,087
Restructuring and acquisition related expenses	—	2,537	2,912	—	5,449
Depreciation and amortization	60	48,067	54,174	—	102,301
Operating (loss) income	(18,408)	366,914	131,759	—	480,265
Other expense (income):
Interest expense, net	32,672	224	15,688	—	48,584
Intercompany interest (income) expense, net	(7,832)	(1,716)	9,548	—	—
Gains on bargain purchases	—	—	(3,077)	—	(3,077)
Other expense (income), net	254	(4,236)	205	—	(3,777)
Total other expense (income), net	25,094	(5,728)	22,364	—	41,730
(Loss) income from continuing operations before (benefit) provision for income taxes	(43,502)	372,642	109,395	—	438,535
(Benefit) provision for income taxes	(18,598)	143,401	23,214	—	148,017
Equity in earnings of unconsolidated subsidiaries	—	—	1,205	—	1,205
Equity in earnings of subsidiaries	316,627	10,608	—	(327,235)	—
Income from continuing operations	291,723	239,849	87,386	(327,235)	291,723
Net (loss) income from discontinued operations	(4,531)	(4,531)	2,050	2,481	(4,531)
Net income	$287,192	$235,318	$89,436	$(324,754)	$287,192

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$157,007	$142,059	$28,734	$(169,934)	$157,866
Less: net income attributable to noncontrolling interest	—	—	859	—	859
Net income attributable to LKQ stockholders	157,007	142,059	27,875	(169,934)	157,007

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(105,164)	(2,303)	(106,610)	108,913	(105,164)
Net change in unrealized gains/losses on cash flow hedges, net of tax	2,406	—	—	—	2,406
Net change in unrealized gains/losses on pension plans, net of tax	(807)	(864)	57	807	(807)
Net change in other comprehensive income from unconsolidated subsidiaries	2,122	—	2,122	(2,122)	2,122
Other comprehensive loss	(101,443)	(3,167)	(104,431)	107,598	(101,443)

Comprehensive income (loss)	55,564	138,892	(75,697)	(62,336)	56,423
Less: comprehensive income attributable to noncontrolling interest	—	—	859	—	859
Comprehensive income (loss) attributable to LKQ stockholders	$55,564	$138,892	$(76,556)	$(62,336)	$55,564

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$150,914	$126,873	$41,983	$(168,856)	$150,914
Other comprehensive income (loss):
Foreign currency translation, net of tax	93,597	10,097	92,903	(103,000)	93,597
Net change in unrecognized gains/losses on cash flow hedges, net of tax	(930)	—	—	—	(930)
Net change in unrealized gains/losses on pension plans, net of tax	(862)	(448)	(414)	862	(862)
Net change in other comprehensive loss from unconsolidated subsidiaries	(439)	—	(439)	439	(439)
Total other comprehensive income	91,366	9,649	92,050	(101,699)	91,366
Total comprehensive income	$242,280	$136,522	$134,033	$(270,555)	$242,280

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$309,967	$277,497	$58,017	$(334,852)	$310,629
Less: net income attributable to noncontrolling interest	—	—	662	—	662
Net income attributable to LKQ stockholders	309,967	277,497	57,355	(334,852)	309,967

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(56,679)	(4,486)	(57,555)	62,041	(56,679)
Net change in unrealized gains/losses on cash flow hedges, net of tax	5,660	—	—	—	5,660
Net change in unrealized gains/losses on pension plans, net of tax	(1,428)	(1,485)	57	1,428	(1,428)
Net change in other comprehensive income from unconsolidated subsidiaries	1,517	—	1,517	(1,517)	1,517
Other comprehensive loss	(50,930)	(5,971)	(55,981)	61,952	(50,930)

Comprehensive income	259,037	271,526	2,036	(272,900)	259,699
Less: comprehensive income attributable to noncontrolling interest	—	—	662	—	662
Comprehensive income attributable to LKQ stockholders	$259,037	$271,526	$1,374	$(272,900)	$259,037

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$287,192	$235,318	$89,436	$(324,754)	$287,192
Other comprehensive income (loss):
Foreign currency translation, net of tax	115,176	13,975	114,035	(128,010)	115,176
Net change in unrecognized gains/losses on cash flow hedges, net of tax	2,233	(133)	—	133	2,233
Net change in unrealized gains/losses on pension plans, net of tax	(3,903)	(3,253)	(650)	3,903	(3,903)
Net change in other comprehensive loss from unconsolidated subsidiaries	(601)	—	(601)	601	(601)
Total other comprehensive income	112,905	10,589	112,784	(123,373)	112,905
Total comprehensive income	$400,097	$245,907	$202,220	$(448,127)	$400,097

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$33,859	$38,302	$273,041	$—	$345,202
Receivables, net	65	380,076	921,373	—	1,301,514
Intercompany receivables, net	6,946	—	28,589	(35,535)	—
Inventories	—	1,337,934	1,380,224	—	2,718,158
Prepaid expenses and other current assets	32,457	95,198	101,077	—	228,732
Total current assets	73,327	1,851,510	2,704,304	(35,535)	4,593,606
Property, plant and equipment, net	979	578,952	608,533	—	1,188,464
Intangible assets:
Goodwill	—	2,005,253	2,416,723	—	4,421,976
Other intangibles, net	—	284,460	688,571	—	973,031
Investment in subsidiaries	5,573,396	108,485	—	(5,681,881)	—
Intercompany notes receivable	1,094,619	26,716	—	(1,121,335)	—
Equity method investments	—	336	202,317	—	202,653
Other assets	86,030	37,286	45,585	—	168,901
Total assets	$6,828,351	$4,892,998	$6,666,033	$(6,838,751)	$11,548,631
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,084	$342,529	$624,030	$—	$981,643
Intercompany payables, net	—	28,589	6,946	(35,535)	—
Accrued expenses:
Accrued payroll-related liabilities	6,143	57,909	99,242	—	163,294
Other accrued expenses	6,163	99,766	206,773	—	312,702
Refund liability	—	53,660	50,034	—	103,694
Other current liabilities	282	19,050	30,271	—	49,603
Current portion of long-term obligations	24,886	1,561	150,925	—	177,372
Total current liabilities	52,558	603,064	1,168,221	(35,535)	1,788,308
Long-term obligations, excluding current portion	1,891,254	8,012	2,361,910	—	4,261,176
Intercompany notes payable	—	637,495	483,840	(1,121,335)	—
Deferred income taxes	12,251	115,736	204,615	—	332,602
Other noncurrent liabilities	152,816	106,007	130,747	—	389,570
Stockholders' equity:
Total Company stockholders’ equity	4,719,472	3,422,684	2,259,197	(5,681,881)	4,719,472
Noncontrolling interest	—	—	57,503	—	57,503
Total stockholders’ equity	4,719,472	3,422,684	2,316,700	(5,681,881)	4,776,975
Total liabilities and stockholders' equity	$6,828,351	$4,892,998	$6,666,033	$(6,838,751)	$11,548,631

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34,360	$35,131	$210,275	$—	$279,766
Receivables, net	—	290,958	736,148	—	1,027,106
Intercompany receivables, net	2,669	3,010	230	(5,909)	—
Inventories	—	1,334,766	1,046,017	—	2,380,783
Prepaid expenses and other current assets	34,136	44,849	55,494	—	134,479
Total current assets	71,165	1,708,714	2,048,164	(5,909)	3,822,134
Property, plant and equipment, net	910	563,262	348,917	—	913,089
Intangible assets:
Goodwill	—	2,010,209	1,526,302	—	3,536,511
Other intangibles, net	—	291,036	452,733	—	743,769
Investment in subsidiaries	5,952,687	102,931	—	(6,055,618)	—
Intercompany notes receivable	1,156,550	782,638	—	(1,939,188)	—
Equity method investments	—	336	208,068	—	208,404
Other assets	70,590	33,597	38,778	—	142,965
Total assets	$7,251,902	$5,492,723	$4,622,962	$(8,000,715)	$9,366,872
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,742	$340,951	$441,920	$—	$788,613
Intercompany payables, net	—	230	5,679	(5,909)	—
Accrued expenses:
Accrued payroll-related liabilities	9,448	65,811	68,165	—	143,424
Other accrued expenses	5,219	95,900	117,481	—	218,600
Other current liabilities	282	27,066	18,379	—	45,727
Current portion of long-term obligations	16,468	1,912	107,980	—	126,360
Total current liabilities	37,159	531,870	759,604	(5,909)	1,322,724
Long-term obligations, excluding current portion	2,095,826	7,372	1,174,422	—	3,277,620
Intercompany notes payable	750,000	677,708	511,480	(1,939,188)	—
Deferred income taxes	12,402	116,021	123,936	—	252,359
Other noncurrent liabilities	158,346	101,189	47,981	—	307,516
Stockholders' equity:
Total Company stockholders’ equity	4,198,169	4,058,563	1,997,055	(6,055,618)	4,198,169
Noncontrolling interest	—	—	8,484	—	8,484
Total stockholders’ equity	4,198,169	4,058,563	2,005,539	(6,055,618)	4,206,653
Total liabilities and stockholders' equity	$7,251,902	$5,492,723	$4,622,962	$(8,000,715)	$9,366,872

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$149,253	$244,304	$68,285	$(133,173)	$328,669
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(260)	(62,744)	(52,417)	—	(115,421)
Investment and intercompany note activity with subsidiaries	48,339	—	—	(48,339)	—
Acquisitions, net of cash acquired	—	(2,527)	(1,133,443)	—	(1,135,970)
Payments of deferred purchase price on receivables securitization	—	14,926	—	(14,926)	—
Other investing activities, net	887	423	864	—	2,174
Net cash provided by (used in) investing activities	48,966	(49,922)	(1,184,996)	(63,265)	(1,249,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,922	—	—	—	2,922
Taxes paid related to net share settlements of stock-based compensation awards	(3,834)	—	—	—	(3,834)
Debt issuance costs	(682)	—	(16,077)	—	(16,759)
Proceeds from issuance of Euro Notes (2026/28)	—	—	1,232,100	—	1,232,100
Borrowings under revolving credit facilities	264,000	—	349,658	—	613,658
Repayments under revolving credit facilities	(451,931)	—	(314,666)	—	(766,597)
Repayments under term loans	(8,810)	—	—	—	(8,810)
(Repayments) borrowings of other debt, net	(385)	289	(2,348)	—	(2,444)
Other financing activities, net	—	—	4,107	—	4,107
Investment and intercompany note activity with parent	—	(42,596)	(5,743)	48,339	—
Dividends	—	(148,099)	—	148,099	—
Net cash (used in) provided by financing activities	(198,720)	(190,406)	1,247,031	196,438	1,054,343
Effect of exchange rate changes on cash and cash equivalents	—	(805)	(67,554)	—	(68,359)
Net (decrease) increase in cash and cash equivalents	(501)	3,171	62,766	—	65,436
Cash and cash equivalents, beginning of period	34,360	35,131	210,275	—	279,766
Cash and cash equivalents, end of period	$33,859	$38,302	$273,041	$—	$345,202

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$156,127	$284,227	$114,476	$(192,733)	$362,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(64)	(41,718)	(49,763)	—	(91,545)
Investment and intercompany note activity with subsidiaries	276,377	—	—	(276,377)	—
Acquisitions, net of cash acquired	—	(78,121)	(22,607)	—	(100,728)
Proceeds from disposals of business/investment	—	305,740	(4,443)	—	301,297
Payments of deferred purchase price on receivables securitization (1)	—	6,362	—	(6,362)	—
Other investing activities, net	—	(395)	5,107	—	4,712
Net cash provided by (used in) investing activities	276,313	191,868	(71,706)	(282,739)	113,736
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,151	—	—	—	5,151
Taxes paid related to net share settlements of stock-based compensation awards	(3,955)	—	—	—	(3,955)
Borrowings under revolving credit facilities	97,000	—	65,794	—	162,794
Repayments under revolving credit facilities	(515,931)	—	(69,523)	—	(585,454)
Repayments under term loans	(18,590)	—	—	—	(18,590)
Borrowings under receivables securitization facility	—	—	150	—	150
Repayments under receivables securitization facility	—	—	(5,000)	—	(5,000)
(Repayments) borrowings of other debt, net	(1,700)	(1,161)	22,452	—	19,591
Payments of other obligations	—	(1,336)	(743)	—	(2,079)
Other financing activities, net	—	5,000	(684)	—	4,316
Investment and intercompany note activity with parent	—	(269,668)	(6,709)	276,377	—
Dividends	—	(199,095)	—	199,095	—
Net cash (used in) provided by financing activities	(438,025)	(466,260)	5,737	475,472	(423,076)
Effect of exchange rate changes on cash and cash equivalents	—	521	15,750	—	16,271
Net (decrease) increase in cash and cash equivalents	(5,585)	10,356	64,257	—	69,028
Cash and cash equivalents of continuing operations, beginning of period	33,030	35,360	159,010	—	227,400
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	149	6,967	—	7,116
Cash and cash equivalents of continuing and discontinued operations, beginning of period	33,030	35,509	165,977	$—	234,516
Cash and cash equivalents, end of period	$27,445	$45,865	$230,234	$—	$303,544

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
On May 30, 2018, we acquired Stahlgruber, a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Eastern Europe, Italy, and with further sales to Switzerland. This acquisition expands LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, we believe this acquisition will allow for continued improvement in procurement, logistics and infrastructure optimization. On May 3, 2018, the European Commission cleared the acquisition for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of the Czech Republic wholesale business has been referred to the Czech Republic competition authority for review. The Czech Republic wholesale business represents an immaterial portion of Stahlgruber's revenue and profitability.
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
Selling, General and Administrative Expenses
In our 2017 Form 10-K, we reported the following categories of operating expenses: (i) facility and warehouse expenses; (ii) distribution expenses; and (iii) selling, general and administrative expenses. To better reflect the changing profile of our business, and to align our financial statement presentation with other automotive parts and distribution companies, beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2018, these three categories have been consolidated into one line item: selling, general and administrative expenses.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2017 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the six months ended June 30, 2018.
Recently Issued Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.
Financial Information by Geographic Area
See Note 16, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.7%	60.7%	61.5%	60.5%
Gross margin	38.3%	39.3%	38.5%	39.5%
Selling, general and administrative expenses	27.3%	27.0%	27.7%	27.2%
Restructuring and acquisition related expenses	0.5%	0.1%	0.3%	0.1%
Depreciation and amortization	2.1%	2.2%	2.1%	2.1%
Operating income	8.5%	9.9%	8.4%	10.0%
Other expense, net	1.3%	0.8%	1.1%	0.9%
Income from continuing operations before provision for income taxes	7.2%	9.2%	7.3%	9.1%
Provision for income taxes	2.0%	3.1%	1.9%	3.1%
Equity in earnings of unconsolidated subsidiaries	0.0%	0.0%	0.0%	0.0%
Income from continuing operations	5.2%	6.1%	5.4%	6.1%
Net loss from discontinued operations	—%	—%	—%	(0.1)%
Net income	5.2%	6.1%	5.4%	6.0%
Less: net income attributable to noncontrolling interest	0.0%	—%	0.0%	—%
Net income attributable to LKQ stockholders	5.2%	6.1%	5.4%	6.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	June 30,		Percentage Change in Revenue
	2018	2017	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$2,857,051	$2,325,883	7.2%	12.7%	2.9%	22.8%
Other revenue	173,700	132,528	30.2%	0.7%	0.1%	31.1%
Total revenue	$3,030,751	$2,458,411	8.5%	12.1%	2.8%	23.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 22.8% represented increases in segment revenue of 8.3% in North America, 44.2% in Europe and 13.6% in Specialty. The increase in other revenue of 31.1% was primarily driven by a $40 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the second quarter of 2018 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold increased to 61.7% of revenue in the three months ended June 30, 2018 from 60.7% of revenue in the comparable prior year quarter. Cost of goods sold increased 0.7% and 0.4% as a result of our Europe and North America segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 27.3% in the three months ended June 30, 2018 from 27.0% in the three months ended June 30, 2017, primarily as a result of our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2018		2017		Change
Restructuring expenses	$2,095	(1)	$381		$1,714
Acquisition related expenses	13,783	(2)	2,140	(3)	11,643
Total restructuring and acquisition related expenses	$15,878		$2,521		$13,357

(1)
Restructuring expenses for the three months ended June 30, 2018 primarily related to the integration of our acquisition of Andrew Page. This integration included the closure of duplicate facilities and termination of employees.

(2)	Acquisition related expenses for the three months ended June 30, 2018 included $13 million of costs for our acquisition of Stahlgruber.

(3)	Acquisition related expenses for the quarter ended June 30, 2017 consisted of external costs for completed acquisitions and acquisitions that were pending as of June 30, 2017.
See Note 6, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2018	2017	Change
Depreciation	$33,536	$28,975	$4,561	(1)
Amortization	29,627	24,670	4,957	(2)
Total depreciation and amortization	$63,163	$53,645	$9,518

(1)
The increase in depreciation expense primarily reflected an increase of $4 million in our Europe segment, composed of (i) a $2 million increase from our acquisition of Stahlgruber, (ii) a $1 million increase from our acquisitions of aftermarket parts distribution businesses in Belgium and Poland in the third quarter of 2017, and (iii) a $1 million increase related to the impact of foreign currency translation, primarily due to increases in the euro and pound sterling exchange rates during the second quarter of 2018 compared to the prior year period.

(2)	The increase in amortization expense primarily reflected an increase of $5 million from our acquisition of Stahlgruber.
Other Expense, Net. The following table summarizes the components of the quarter-over-quarter increase in other expense, net (in thousands):

Other expense, net for the three months ended June 30, 2017	$18,788
Increase due to:
Interest expense, net	13,676	(1)
Gain on bargain purchase	2,749	(2)
Other expense (income), net	3,486	(3)
Net increase	19,911
Other expense, net for the three months ended June 30, 2018	$38,699

(1)
Additional interest primarily related to (i) an $11 million increase resulting from higher outstanding debt during the second quarter of 2018 compared to the prior year period (including the borrowings under our Euro Notes (2026/28)), (ii) a $2 million increase from higher interest rates on borrowings under our senior secured credit agreement compared to the prior year quarter, and (iii) a $1 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the second quarter of 2018 compared to the prior year period.

(2)
In October 2016, we acquired Andrew Page out of receivership. We recorded a gain on bargain purchase of $8 million in the fourth quarter of 2016, as the fair value of the net assets acquired exceeded the purchase price. During the second quarter of 2017, we increased the gain on bargain purchase for this acquisition by $2 million as a result of changes to our estimate of the fair value of net assets acquired. We also recorded a gain on bargain purchase for another acquisition in Europe completed in the second quarter of 2017, as the fair value of the net assets acquired exceeded the purchase price. In the second quarter of 2018, we increased the gain on bargain purchase for this acquisition by an immaterial amount.

(3)
The increase in other expense (income), net primarily consisted of a $2 million impairment loss recorded during the second quarter of 2018 related to the pending divestiture of certain Andrew Page locations as a result of the U.K. Competition and Markets Authority review. The remaining increase was primarily related to higher foreign currency losses in 2018.

Provision for Income Taxes. Our effective income tax rate was 27.9% for the three months ended June 30, 2018, compared to 33.6% for the three months ended June 30, 2017. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017. Partially offsetting this decrease was a 1.9% increase in the effective income tax rate as a result of the Stahlgruber acquisition, including non-deductible interest and acquisition related expenses, as well as the higher effective tax rate in Germany. We expect 0.6% of the increase to our effective tax rate to be non-recurring, as it relates to one-time financing and acquisition related costs for Stahlgruber. The effective tax rate also reflects the impact of favorable discrete items of approximately $1 million and $2 million for the three months ended June 30, 2018 and 2017, respectively, for excess tax benefits from stock-based payments. The quarter over quarter change in these amounts increased the effective tax rate by 0.8% compared to the prior year.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the three months ended June 30, 2018 and 2017 primarily related to our investment in Mekonomen.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended June 30, 2018, the Czech koruna, euro, pound sterling and Canadian dollar rates used to translate the 2018 statements of income increased by 12.4%, 8.3%, 6.3% and 4.1%, respectively. The translation effect of the change in foreign currencies against the U.S. dollar and realized and unrealized currency losses for the three months ended June 30, 2018 resulted in a positive effect of approximately half a penny on diluted earnings per share from continuing operations relative to the prior year second quarter.
Net Income Attributable to Noncontrolling Interest. During the three months ended June 30, 2018, we allocated income of $1 million to the noncontrolling interest of an immaterial subsidiary; we also allocated an immaterial amount to the noncontrolling interest of a subsidiary acquired in connection with the Stahlgruber acquisition. We reported no income or loss attributable to the noncontrolling interest in the prior year period.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Six Months Ended
	June 30,		Percentage Change in Revenue
	2018	2017	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$5,417,356	$4,538,824	5.5%	9.7%	4.1%	19.4%
Other revenue	334,159	262,430	26.4%	0.8%	0.2%	27.3%
Total revenue	$5,751,515	$4,801,254	6.6%	9.2%	3.9%	19.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 19.4% represented increases in segment revenue of 8.5% in North America, 35.7% in Europe and 12.7% in Specialty. The increase in other revenue of 27.3% was primarily driven by a $69 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the six months ended June 30, 2018 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold increased to 61.5% of revenue in the six months ended June 30, 2018 from 60.5% of revenue in the comparable prior year period. Cost of goods sold increased 0.6% and 0.5% as a result of our Europe and North America segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue increased to 27.7% in the six months ended June 30, 2018 from 27.2% in the six months ended June 30, 2017, primarily as a result of 0.2% increases from both our North America and Europe segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018		2017		Change
Restructuring expenses	$4,132	(1)	$696		$3,436
Acquisition related expenses	15,800	(2)	4,753	(3)	11,047
Total restructuring and acquisition related expenses	$19,932		$5,449		$14,483

(1)
Restructuring expenses for the six months ended June 30, 2018 primarily related to the integration of our acquisition of Andrew Page. This integration included the closure of duplicate facilities and termination of employees.

(2)	Acquisition related expenses for the six months ended June 30, 2018 included $15 million of costs for our acquisition of Stahlgruber.

(3)	Acquisition related expenses for the six months ended June 30, 2017 consisted of external costs for completed acquisitions and acquisitions that were pending as of June 30, 2017.
See Note 6, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017	Change
Depreciation	$65,801	$54,368	$11,433	(1)
Amortization	53,820	47,933	5,887	(2)
Total depreciation and amortization	$119,621	$102,301	$17,320

(1)
The increase in depreciation expense primarily reflected an increase of $10 million in our Europe segment, composed of (i) a $3 million increase due to a measurement period adjustment recorded in the first half of 2017 related to our valuation procedures for our acquisition of Rhiag that reduced depreciation expense, (ii) a $3 million increase related to the impact of foreign currency translation, primarily due to increases in the euro and pound sterling exchange rates during the first half of 2018 compared to the prior year period, (iii) $2 million of incremental depreciation expense from our acquisition of Stahlgruber, and (iv) $2 million of incremental depreciation expense from our acquisitions of aftermarket parts distribution businesses in Belgium and Poland in the third quarter of 2017.

(2)
The increase in amortization expense primarily reflected (i) an increase of $5 million from our acquisition of Stahlgruber, and (ii) an increase of $2 million from our acquisition of Warn, partially offset by (iii) individually insignificant fluctuations in amortization expense across our other businesses that netted to a $1 million decrease.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the six months ended June 30, 2017	$41,730
Increase due to:
Interest expense, net	18,203	(1)
Gains on bargain purchases	2,749	(2)
Other expense (income), net	1,650	(3)
Net increase	22,602
Other expense, net for the six months ended June 30, 2018	$64,332

(1)
Additional interest primarily related to (i) an $11 million increase resulting from higher outstanding debt during the first half of 2018 compared to the prior year period (including the borrowings under our Euro Notes (2026/28)), (ii) a $4 million increase from higher interest rates on borrowings under our senior secured credit agreement compared to the prior year quarter, and (iii) a $3 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the first half of 2018 compared to the prior year period.

(2)
In October 2016, we acquired Andrew Page out of receivership. We recorded a gain on bargain purchase of $8 million in the fourth quarter of 2016, as the fair value of the net assets acquired exceeded the purchase price. During the second quarter of 2017, we increased the gain on bargain purchase for this acquisition by $2 million as a result of changes to our estimate of the fair value of net assets acquired. We also recorded a gain on bargain purchase for another acquisition in Europe completed in the second quarter of 2017, as the fair value of the net assets acquired exceeded the purchase price. In the second quarter of 2018, we increased the gain on bargain purchase for this acquisition by an immaterial amount.

(3)	The increase in other expense (income), net primarily consisted of a $3 million increase in foreign currency losses, partially offset by an increase in other miscellaneous income.

Provision for Income Taxes. Our effective income tax rate was 26.3% for the six months ended June 30, 2018, compared to 33.8% for the six months ended June 30, 2017. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017. Partially offsetting this decrease was a 1.0% increase in the effective income tax rate as a result of the Stahlgruber acquisition, including non-deductible interest and acquisition related expenses, as well as the higher effective tax rate in Germany. The effective tax rate also reflects the impact of favorable discrete items of approximately $3 million and $6 million for the six months ended June 30, 2018 and 2017, respectively, for excess tax benefits from stock-based payments. The quarter over quarter change in these amounts increased the effective tax rate by 0.5% compared to the prior year.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the six months ended June 30, 2018 and 2017 primarily related to our investment in Mekonomen.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the six months ended June 30, 2018, the Czech koruna, euro, pound sterling and Canadian dollar rates used to translate the 2018 statements of income increased by 17.3%, 11.7%, 9.2% and 4.4%, respectively. The translation effect of the change in foreign currencies against the U.S. dollar and realized and unrealized currency losses for the six months ended June 30, 2018 resulted in a $0.02 positive effect on diluted earnings per share from continuing operations relative to the first half of the prior year.
Net Loss from Discontinued Operations. During the six months ended June 30, 2017, we recorded a net loss from discontinued operations totaling $5 million; we had no discontinued operations in the current year period. Discontinued operations for 2017 represents the automotive glass manufacturing business of PGW, which we sold on March 1, 2017.
Net Income Attributable to Noncontrolling Interest. During the six months ended June 30, 2018, we allocated income of $1 million to the noncontrolling interest of an immaterial subsidiary; we also allocated an immaterial amount to the noncontrolling interest of a subsidiary acquired in connection with the Stahlgruber acquisition. We reported no income or loss attributable to the noncontrolling interest in the prior year period.

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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of Total Segment Revenue	2017	% of Total Segment Revenue	2018	% of Total Segment Revenue	2017	% of Total Segment Revenue
Third Party Revenue
North America	$1,334,965		$1,206,305		$2,664,625		$2,414,352
Europe	1,284,153		889,751		2,324,583		1,710,648
Specialty	411,633		362,355		762,307		676,254
Total third party revenue	$3,030,751		$2,458,411		$5,751,515		$4,801,254
Total Revenue
North America	$1,335,166		$1,206,514		$2,665,009		$2,414,754
Europe	1,284,153		889,751		2,324,583		1,710,648
Specialty	412,873		363,470		764,665		678,404
Eliminations	(1,441)		(1,324)		(2,742)		(2,552)
Total revenue	$3,030,751		$2,458,411		$5,751,515		$4,801,254
Segment EBITDA
North America	$175,010	13.1%	$173,732	14.4%	$352,723	13.2%	$349,867	14.5%
Europe	110,893	8.6%	83,549	9.4%	186,427	8.0%	162,243	9.5%
Specialty	56,068	13.6%	48,578	13.4%	98,037	12.8%	84,019	12.4%

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other acquisition related gains and losses and equity in earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding noncontrolling interest, discontinued operations, depreciation, amortization, interest and income tax expense. See Note 16, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
North America	2018	2017	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$1,165,422	$1,075,656	7.4%	(1)	0.7%	0.3%	8.3%
Other revenue	169,543	130,649	29.3%	(2)	0.5%	0.0%	29.8%
Total third party revenue	$1,334,965	$1,206,305	9.8%		0.7%	0.2%	10.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was largely attributable to increased sales volumes and, to a lesser extent, favorable pricing in our wholesale operations. The volume increases were primarily driven by (i) more severe winter weather conditions in the first quarter of 2018 compared to milder winter weather conditions in the prior year period, which impacted backlog into the second quarter, and (ii) to a lesser extent, incremental sales related to an agreement signed in December 2017 for the distribution of batteries.

(2)
The $39 million increase in other revenue primarily related to (i) a $25 million increase in revenue from scrap steel and other metals primarily related to higher prices and, to a lesser extent, increased volumes, year over year and (ii) a

$7 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices and, to a lesser extent, increased volumes, year over year.

(3)
Acquisition related growth in the second quarter of 2018 reflected revenue from our acquisition of six wholesale businesses from the beginning of the second quarter of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $1 million, or 0.7%, in the second quarter of 2018 compared to the prior year second quarter. Sequential increases in scrap steel prices in our salvage and self service operations had a favorable impact of $4 million on North America Segment EBITDA during the second quarter of 2018, which was approximately the same as the positive impact on the second quarter of 2017. This favorable impact resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2017	14.4%
Decrease due to:
Change in gross margin	(0.8)%	(1)
Change in segment operating expenses	(0.3)%	(2)
Change in other expense, net and net income attributable to noncontrolling interest	(0.2)%	(3)
Segment EBITDA for the three months ended June 30, 2018	13.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflected an unfavorable impact of 0.8% from our wholesale operations. The decrease in wholesale gross margin is primarily due to (i) a mix shift to lower margin product lines, including remanufactured engines, and batteries, compared to the prior year second quarter, and (ii) higher car costs in our salvage operations.

(2)
The increase in segment operating expenses as a percentage of revenue reflected (i) a 0.3% increase in both freight and vehicle expenses, primarily due to higher use of third party freight and increased vehicle rental leases to handle incremental volumes as well as increases in fuel prices, partially offset by (ii) a 0.3% decrease related to a non-recurring expense related to a contingent liability recorded in the second quarter of 2017.

(3)	The increase in other expense, net was primarily due to net income attributable to noncontrolling interest and other miscellaneous non-operating expenses.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Europe	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,279,996	$887,872	8.3%	28.8%	7.1%	44.2%
Other revenue	4,157	1,879	97.4%	20.5%	3.3%	121.2%
Total third party revenue	$1,284,153	$889,751	8.4%	28.8%	7.1%	44.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services revenue grew organically across our aftermarket businesses in Europe from both existing locations and new branches. Revenue at our existing locations in our U.K. operations grew primarily as a result of increased volumes due to an increase in online catalog sales and the timing of the Easter holiday compared to the prior year period. In Eastern Europe, we added 44 branches since the beginning of the second quarter of 2017, and organic revenue growth included revenue from those locations. Revenue at our existing locations in our Benelux operations grew primarily as a result of increased volumes as a result of favorable market conditions.

(2)
Acquisition related growth for the three months ended June 30, 2018 included $168 million, or 18.9%, $35 million, or 4.0%, and $35 million, or 3.9%, from our acquisitions of Stahlgruber and aftermarket parts distribution businesses in Poland and Belgium, respectively. The remainder of our acquired revenue growth included revenue from our acquisitions of 14 wholesale businesses in our Europe segment since the beginning of the second quarter of 2017 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates increased our revenue growth by $63 million, or 7.1%, primarily due to the weaker U.S. dollar against the euro, pound sterling and Czech koruna during the second quarter of 2018 relative to the comparable period of 2017.

Segment EBITDA. Segment EBITDA increased $27 million, or 32.7%, in the second quarter of 2018 compared to the second quarter of 2017. Our Europe Segment EBITDA included a positive year over year impact of $6 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during 2017. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $21 million, or 25.7%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended June 30, 2018.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2017	9.4%
Increase (decrease) due to:
Change in gross margin	(1.2)%	(1)
Change in segment operating expenses	0.3%	(2)
Change in other expense, net and net income attributable to noncontrolling interest	0.1%
Segment EBITDA for the three months ended June 30, 2018	8.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin was due to (i) an 0.8% decrease related to our U.K. operations primarily as a result of incremental costs related to the national distribution facility as well as higher customer incentives to drive volume recovery after we experienced operational issues at the national distribution center in the first quarter of 2018, (ii) a 0.5% net decrease due to mix related to our acquisition of an aftermarket parts distribution business in Poland during the third quarter of 2017, and (iii) a 0.3% decrease in our Italy and Eastern Europe operations due to higher customer incentives and decreased prices as a result of increased market competition. The unfavorable effects were partially offset by (i) a 0.3% increase in gross margin in our Benelux operations primarily due to the ongoing move from a three-step to a two-step distribution model and increased private label sales, which have higher gross margins, and (ii) a 0.3% increase due to a favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment.

(2)
The decrease in segment operating expenses as a percentage of revenue was primarily due to a positive leverage effect of 0.4%, as facility, freight, and advertising expenses grew at a lower rate than organic revenue in the quarter.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Specialty	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange	Total Change
Parts & services revenue	$411,633	$362,355	4.1%	9.0%	0.5%	13.6%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$411,633	$362,355	4.1%	9.0%	0.5%	13.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was primarily due to higher volumes across both our automotive and RV businesses, largely due to improved weather conditions, favorable economic conditions across most of the U.S., and year over year growth of new vehicle sales of pickups, sport utility vehicles and other highly accessorized vehicles.

(2)
Acquisition related growth in the second quarter of 2018 included $32 million, or 8.7%, from our acquisition of Warn. The remainder of our acquired revenue growth reflected an immaterial amount of acquired revenue from our acquisitions of two wholesale businesses from the beginning of the second quarter of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $7 million, or 15.4%, in the second quarter of 2018 compared to the prior year second quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2017	13.4%
Increase (decrease) due to:
Change in gross margin	1.4%	(1)
Change in segment operating expenses	(1.2)%	(2)
Segment EBITDA for the three months ended June 30, 2018	13.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects favorable impacts of (i) 0.9% from our acquisition of Warn, which has a higher gross margin than our other Specialty operations, and (ii) 0.8% from our initiatives to improve gross margin, which has slowed organic revenue growth, but benefited gross margin, partially offset by (iii) 0.2% of non-recurring favorable adjustments for sales allowances in the second quarter of 2017.

(2)
The increase in segment operating expenses reflects unfavorable impacts of (i) 0.6% in personnel costs primarily as a result of a negative leverage effect, as personnel costs in our sales and marketing and warehouse functions grew at a greater rate than organic revenue in the quarter, (ii) 0.4% from our acquisition of Warn, which has higher operating expenses as a percentage of revenue than our existing Specialty operations, and (iii) 0.2% in vehicle and fuel expenses primarily due to increased fuel prices.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
North America	2018	2017	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$2,338,007	$2,155,531	7.0%	(1)	1.2%	0.3%	8.5%
Other revenue	326,618	258,821	25.6%	(2)	0.5%	0.1%	26.2%
Total third party revenue	$2,664,625	$2,414,352	9.0%		1.2%	0.3%	10.4%
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

(2)
The $68 million increase in other revenue primarily related to (i) a $45 million increase in revenue from scrap steel and other metals primarily related to higher prices and, to a lesser extent, increased volumes, year over year and (ii) a $15 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices and, to a lesser extent, increased volumes, year over year.

(3)
Acquisition related growth in the first half of 2018 reflected revenue from our acquisition of seven wholesale businesses from the beginning of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $3 million, or 0.8%, in the first half of 2018 compared to the prior year period. Sequential increases in scrap steel prices in our salvage and self service operations had a favorable impact of $17 million on North America Segment EBITDA during the first half of 2018, which was an increase of $7 million over the positive impact on the first half of 2017. This favorable impact resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2017	14.5%
Decrease due to:
Change in gross margin	(0.9)%	(1)
Change in segment operating expenses	(0.4)%	(2)
Segment EBITDA for the six months ended June 30, 2018	13.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflected unfavorable impacts of 0.8% and 0.2% from our wholesale and self service operations, respectively. The decrease in wholesale gross margin is primarily attributable to (i) higher input costs from suppliers in our aftermarket operations, as net selling prices in the first quarter did not increase to match the increase in input costs, (ii) a shift in our sales toward lower margin products, including batteries and remanufactured engines, compared to the prior year period, and (iii) higher car costs in our salvage operations. The decrease in self service gross margin is primarily attributable to higher car costs as a result of increases in scrap prices. While higher car costs can produce more gross margin dollars, these cars tend to have a dilutive effect on the gross margin percentage as parts revenue will typically increase at a lesser rate than the rise in average car cost.

(2)
The increase in segment operating expenses as a percentage of revenue reflected (i) a 0.3% and 0.2% increase in freight and vehicle expenses, respectively, primarily due to higher use of third party freight and increased vehicle rental leases to handle incremental volumes as well as increases in fuel prices, partially offset by (ii) a 0.2% decrease in personnel costs primarily attributable to shared PGW corporate personnel expenses incurred during the first quarter of 2017; these shared costs ceased being incurred upon the closing of the sale of the glass manufacturing business on March 1, 2017.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Europe	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$2,317,042	$1,707,039	4.9%	20.4%	10.5%	35.7%
Other revenue	7,541	3,609	82.6%	19.4%	6.9%	108.9%
Total third party revenue	$2,324,583	$1,710,648	5.0%	20.4%	10.5%	35.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services revenue grew organically across our aftermarket businesses in Europe from both existing locations and new branches. Revenue at our existing locations in our U.K. operations grew primarily as a result of increased volumes due to an increase in online catalog sales. In Eastern Europe, we added 56 branches since the beginning of 2017, and organic revenue growth included revenue from those locations. Revenue at our existing locations in our Benelux operations grew primarily as a result of increased volumes as a result of favorable weather conditions in the first quarter and favorable market conditions during the first half of 2018.

(2)
Acquisition related growth for the six months ended June 30, 2018 included $168 million, or 9.8%, $70 million, or 4.1%, and $66 million, or 3.9%, from our acquisitions of Stahlgruber and aftermarket parts distribution businesses in Belgium and Poland, respectively. The remainder of our acquired revenue growth included revenue from our acquisitions of 15 wholesale businesses in our Europe segment since the beginning of 2017 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates increased our revenue growth by $179 million, or 10.5%, primarily due to the weaker U.S. dollar against the euro, pound sterling and Czech koruna during the first half of 2018 relative to the comparable period of 2017.

Segment EBITDA. Segment EBITDA increased $24 million, or 14.9% in the first half of 2018 compared to the first half of 2017. Our Europe Segment EBITDA included a positive year over year impact of $18 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during 2017. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $7 million, or 4.1%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the six months ended June 30, 2018.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2017	9.5%
Decrease due to:
Change in gross margin	(1.2)%	(1)
Change in segment operating expenses	(0.3)%	(2)
Segment EBITDA for the six months ended June 30, 2018	8.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin was due to (i) a 1.2% decrease related to our U.K. operations primarily as a result of replenishment issues and related stock availability in the first quarter at our national distribution center and branches that led to some temporary service issues and increased labor costs to manually stock and receive product, higher customer incentives, and incremental costs related to the national distribution facility, (ii) a 0.5% net decrease due to mix related to our acquisition of an aftermarket parts distribution business in Poland during the third quarter of 2017, and (iii) a 0.2% decrease in our Italy and Eastern Europe operations due to higher customer incentives and decreased prices as a result of increased market competition. The unfavorable effects were partially offset by (i) a 0.5% increase in gross margin in our Benelux operations primarily due to increased private label sales, which have higher gross margins, and the ongoing move from a three-step to a two-step distribution model, and (ii) a 0.3% increase due to a favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment.

(2)
The increase in segment operating expenses as a percentage of revenue reflected a 0.4% increase in personnel expenses due to increased headcount as new branches were opened and, in our Benelux operations, the transition from a three-step to two-step distribution model, which has higher SG&A costs but higher gross margins. This unfavorable effect is partially offset by several individually immaterial factors that had a favorable impact of 0.1% in the aggregate.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Specialty	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange	Total Change
Parts & services revenue	$762,307	$676,254	2.3%	9.9%	0.5%	12.7%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$762,307	$676,254	2.3%	9.9%	0.5%	12.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was negatively impacted by unfavorable weather conditions experienced across most of the U.S. throughout the first quarter of 2018. Unlike our other segments, which typically benefit from inclement weather conditions, sales in our Specialty operations were negatively impacted during such weather, both on the demand side for our RV focused products and our ability to distribute in certain markets. Further contributing to the low organic revenue growth was the effect of implementing customer and product mix rationalization decisions to improve gross margin. The organic revenue growth rate was higher in the second quarter than the first quarter due to the factors discussed in the three months results section.

(2)
Acquisition related growth in the six months ended June 30, 2018 included $66 million, or 9.7%, from our acquisition of Warn. The remainder of our acquired revenue growth reflected an immaterial amount of acquired revenue from our acquisitions of three wholesale businesses from the beginning of the second quarter of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $14 million, or 16.7%, in the first half of 2018 compared to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2017	12.4%
Increase (decrease) due to:
Change in gross margin	1.6%	(1)
Change in segment operating expenses	(1.1)%	(2)
Change in other expense, net	(0.1)%
Segment EBITDA for the six months ended June 30, 2018	12.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects favorable impacts of (i) 0.9% from our acquisition of Warn, which has a higher gross margin than our existing Specialty operations, and (ii) 0.7% from our initiatives to improve gross margin, which has slowed organic revenue growth, but benefited gross margin.

(2)
The increase in segment operating expenses reflects unfavorable impacts of (i) 0.6% in personnel costs primarily as a result of a negative leverage effect, as personnel costs in our sales and marketing and warehouse functions grew at a greater rate than organic revenue in the quarter, (ii) 0.3% from our acquisition of Warn, which has higher operating expenses as a percentage of revenue than our existing Specialty operations, and (iii) 0.2% in vehicle and fuel expenses primarily due to increased fuel prices.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$345,202	$279,766	$303,544
Total debt (1)	4,476,000	3,428,280	3,009,927
Current maturities (2)	181,992	129,184	99,254
Capacity under credit facilities (3)	2,850,000	2,850,000	2,550,000
Availability under credit facilities (3)	1,563,926	1,395,081	1,431,674
Total liquidity (cash and cash equivalents plus availability under credit facilities)	1,909,128	1,674,847	1,735,218

(1)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $37 million, $24 million and $22 million as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively).

(2)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $5 million, $3 million and $2 million as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively).

(3)	Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility. Availability under credit facilities is reduced by our letters of credit.
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
As of June 30, 2018, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2023, composed of term loans totaling $750 million ($696 million outstanding at June 30, 2018) and $2.75 billion in revolving credit ($1.1 billion outstanding at June 30, 2018), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts), reduced by $65 million of amounts outstanding under letters of credit

•	U.S. Notes (2023) totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes (2024) totaling $584 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Euro Notes (2026/28) totaling $1.2 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate

•
Receivables securitization facility with availability up to $100 million ($100 million outstanding as of June 30, 2018), maturing in November 2019 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as the issuance of the Euro Notes (2026/28) in April 2018 related to the Stahlgruber acquisition and our December 2017 amendment to our senior secured credit facilities. Given the long-term nature of our investment in Stahlgruber, combined with favorable interest rates, we decided to fund the acquisition primarily through long-term, fixed rate notes. We believe this approach provides financial flexibility to execute our long-term growth strategy while maintaining availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
The enterprise value for the Stahlgruber acquisition was €1.5 billion, which was financed with the proceeds from the €1.0 billion of Euro Notes (2026/28), the direct issuance to Stahlgruber's owner of 8,055,569 newly issued shares of LKQ common stock, and borrowings under our existing revolving credit facility.

As of June 30, 2018, we had approximately $1.6 billion available under our credit facilities. Combined with approximately $345 million of cash and cash equivalents at June 30, 2018, we had approximately $1.9 billion in available liquidity, an increase of $234 million over our available liquidity as of December 31, 2017.
We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements, although such sources may not be sufficient for future acquisitions depending on their size. While we believe that we have adequate capacity, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements, as noted above regarding the Stahlgruber transaction. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, in 2016, we entered into cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 11, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at June 30, 2018 was 2.5%. Including our senior notes and the borrowings under our receivables securitization program, our overall weighted average interest rate on borrowings was 3.3% at June 30, 2018.
Cash interest payments were $56 million for the six months ended June 30, 2018, including $26 million in semi-annual interest payments on our U.S. Notes (2023) and our Euro Notes (2024). Interest payments on our U.S. Notes (2023) are made in May and November, and interest payments on our Euro Notes (2024) are scheduled for April and October. Beginning in the fourth quarter of 2018, we will also make semi-annual interest payments of $22 million on our Euro Notes (2026/28). Interest payments on our Euro Notes (2026/28) are made in April and October.
We had outstanding credit agreement borrowings of $1.8 billion and $2.0 billion at June 30, 2018 and December 31, 2017, respectively. Of these amounts, $26 million and $18 million were classified as current maturities at June 30, 2018 and December 31, 2017, respectively.
The scheduled maturities of long-term obligations outstanding at June 30, 2018 are as follows (in thousands):

Six months ending December 31, 2018	$156,309
Years ending December 31:
2019	150,088
2020	59,914
2021	40,198
2022	38,888
2023	2,269,327
Thereafter	1,761,276
Total debt (1)	$4,476,000

(1)	The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $37 million as of June 30, 2018).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of June 30, 2018.
As of June 30, 2018, the Company had cash and cash equivalents of $345 million, of which $270 million was held by foreign subsidiaries. In general it has been our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Act and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries will be generally exempt from further U.S. taxation, either as a result of the new 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax. In July 2018, to lower our average borrowing cost, we elected to unwind several financing entities in Europe, restructure and increase related Europe borrowings and repatriate cash to reduce U.S. borrowings. However, we are still evaluating whether the Tax Act will affect the Company’s prior general existing policy to indefinitely reinvest unremitted foreign earnings.
     We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resorting to repatriation of foreign earnings. As noted, we may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. As a result of the Tax Act, we expect to have significantly lower income tax payments in 2018 due to the lower tax rate and the immediate deduction of capital expenditures, partially offset by the first payment with respect to the transition tax.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
North America	$363,000	$393,300	$(30,300)	$721,800	$659,100	$62,700	(1)
Europe	827,100	536,100	291,000	1,494,200	1,063,500	430,700	(2)
Specialty	296,600	263,100	33,500	570,600	495,000	75,600	(3)
Total	$1,486,700	$1,192,500	$294,200	$2,786,600	$2,217,600	$569,000

(1)	In North America, aftermarket purchases during the six months ended June 30, 2018 increased compared to the comparable prior year period to support growth across our operations.

(2)
In our Europe segment, the increase in purchases during the six months ended June 30, 2018 was primarily driven by (i) a $108 million increase in purchases at our Benelux operations, of which $41 million was attributable to incremental inventory purchases in the first half of 2018 as a result of our acquisitions of aftermarket parts distribution businesses in Belgium in the third quarter of 2017, (ii) a $124 million increase primarily attributable to our Eastern Europe operations, of which $49 million was due to incremental inventory purchases in the first half of 2018 as a result of our acquisition of an aftermarket parts distribution business in Poland in the third quarter of 2017; the remaining increase was primarily due to branch expansion in Eastern Europe, and (iii) a $122 million increase attributable to inventory purchases at Stahlgruber from the date of acquisition through June 30, 2018. The increase in inventory purchases is also driven by the increase in the value of the euro and pound sterling in the first half of 2018 compared to the first half of 2017.

(3)
Specialty inventory purchases increased during the six months ended June 30, 2018 compared to the first six months of 2017 to support growth in our operations. Additionally, the acquisition of Warn in November 2017 added incremental purchases of $35 million, which includes purchases of aftermarket inventory and raw materials used in the manufacturing of specialty products.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
North America wholesale salvage cars and trucks	83	77	7.8%	156	152	2.6%
Europe wholesale salvage cars and trucks	7	5	40.0%	15	12	25.0%
Self service and "crush only" cars	150	141	6.4%	291	274	6.2%	(1)

(1) Compared to the prior year period, we have increased the number of self service and "crush only" vehicles purchased in the first half of 2018 to support growth in our operations.

The following table summarizes the components of the year-over-year decrease in cash provided by operating activities (in millions):

Net cash provided by operating activities for the six months ended June 30, 2017	$362
Increase (decrease) due to: (1)
Discontinued operations	4	(2)
Operating income	3	(3)
Non-cash depreciation and amortization expense	23	(4)
Cash paid for taxes	40
Cash paid for interest	(9)
Working capital accounts: (5)
Accounts receivable	(31)
Inventory	3
Accounts payable	(69)
Other operating activities	3	(6)
Net cash provided by operating activities for the six months ended June 30, 2018	$329

(1)	Other than discontinued operations, the amounts presented represent increases (decreases) in operating cash flows attributable to our continuing operations only.

(2)
In the first quarter of 2017, our glass manufacturing business generated operating cash outflows of $4 million. We disposed of this business on March 1, 2017, and therefore, the discontinued operations had no impact on our current year operating cash flows.

(3)	Refer to the Results of Operations - Consolidated section for further information on the increase in operating income.

(4)	Non-cash depreciation and amortization expense increased compared to the prior year period as discussed in the Results of Operations - Consolidated section.

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
Net cash used in investing activities totaled $1.2 billion for the six months ended June 30, 2018, compared to $114 million of cash provided by investing activities during the six months ended June 30, 2017. We invested $1.1 billion of cash, net of cash acquired, in business acquisitions during the six months ended June 30, 2018 compared to $101 million during the six months ended June 30, 2017. We received net proceeds from the sale of our glass manufacturing business totaling $301 million during the six months ended June 30, 2017; no such proceeds were received in 2018. Property, plant and equipment purchases were $115 million in the first half of 2018 compared to $92 million in the prior year. The period over period increase in cash outflows for purchases of property, plant and equipment was primarily related to our North America segment.
Net cash provided by financing activities totaled $1.1 billion for the six months ended June 30, 2018, compared to net cash used in financing activities of $423 million during the six months ended June 30, 2017. We received proceeds of $1.23 billion from our issuance of the Euro Notes (2026/28) during the six months ended June 30, 2018; no such proceeds were received in the prior year. We also paid $17 million of debt issuance costs during the first half of 2018 related to the issuance of the Euro Notes (2026/28); no such costs were incurred in the prior year. During the six months ended June 30, 2018, net repayments under our credit facilities totaled $162 million compared to $446 million during the six months ended June 30, 2017.
During the first half of 2018, foreign exchange rates decreased cash and cash equivalents by $68 million, compared to an increase of $16 million in the first half of the prior year. The current year impact was primarily related to a $66 million decrease resulting from the decline in the euro exchange rate between April 9, 2018, the date we received the proceeds from the Euro Notes (2026/28) and May 30, 2018, the date we paid the cash proceeds for the Stahlgruber acquisition.

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
As a result of the completed offering of €1.0 billion of Euro Notes (2026/28) in April 2018 and the acquisition of Stahlgruber in May 2018, our future commitments under contractual obligations increased at June 30, 2018 versus those reported in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2017 Form 10-K. The following table represents our future commitments under contractual obligations related to the completed offering of the Euro Notes (2026/28) and the acquisition of Stahlgruber as of June 30, 2018 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Long-term debt (1)	$1,666	$87	$108	$148	$1,323
Capital lease obligations (2)	6	1	4	1	—
Operating leases (3)	114	27	41	19	27
Purchase obligations (4)	33	33	—	—	—
Other long-term obligations (5)	3	3	0	—	—
Total	$1,822	$151	$153	$168	$1,350

(1)
Our long-term debt under contractual obligations above includes interest of $380 million on the balances outstanding as of June 30, 2018. The long-term debt balance excludes debt issuance costs, as these expenses have already been paid. Interest on our long-term debt is calculated based on the respective stated rates. Future estimated interest expense for the next year, one to three years, and three to five years is $45 million, $90 million and $89 million, respectively. Estimated interest expense beyond five years is $156 million.

(2)	Interest on capital lease obligations is included based on implied rates. Future estimated interest expense is immaterial.

(3)
The operating lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year.

(4)	Our purchase obligations include open purchase orders for aftermarket inventory.

(5)	Our other long-term obligations consist of other asset purchase commitments and payments for pension plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks arising from adverse changes in:

•	foreign exchange rates;

•	interest rates; and

•	commodity prices.
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 44.7% and 41.8% of our revenue during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.5% change in our consolidated revenue and a 2.6% change in our operating income for the six months ended June 30, 2018. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2018 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of June 30, 2018, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £101 million, €189 million, CAD $130 million, and SEK 285 million under our revolving credit facilities. As of December 31, 2017, we had outstanding borrowings of €500 million under our Euro Notes (2024), and £124 million, CAD $130 million, SEK 250 million, and €132 million under our revolving credit facilities. The interest payments on our €1.0 billion Euro Notes (2026/28) will be funded primarily by cash flows generated by Stahlgruber.
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
As of June 30, 2018, we held ten interest rate swap contracts representing a total of $590 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of June 30, 2018, the fair value of the interest rate swap contracts was an asset of $25 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of June 30, 2018 we held three cross currency swap agreements for a total notional amount of $399 million (€378 million) with maturity dates in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and The Bank of Tokyo-Mitsubishi UFJ, Ltd.). As of June 30, 2018, the fair value of the interest rate swap components of the cross currency swaps was an asset of $10 million, and the fair value of the foreign currency forward components was a liability of $52 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 52% of our variable rate debt under our credit facilities at fixed rates at June 30, 2018 compared to 48% at December 31, 2017. See Note 10, "Long-Term Obligations" and Note 11, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At June 30, 2018, we had approximately $928 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $9 million over the next twelve months.

Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended June 30, 2018 has increased 1.0% over the average for the first quarter of 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As noted in Note 2, "Business Combinations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we completed our acquisition of Stahlgruber during the quarter ended June 30, 2018. Other than the change in internal control resulting from the acquisition of Stahlgruber on May 30, 2018, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings
On May 10, 2018, our Specialty segment received a Notice of Violation from the U.S. Environmental Protection Agency ("EPA") alleging that certain performance-related parts that we sold between January 1, 2015 and October 15, 2017 violated the provisions of the Clean Air Act that prohibit the sale of parts that could alter or defeat the emission control system of a vehicle. We are in negotiations with the EPA to resolve this matter, which may involve the payment of a civil administrative penalty. Any penalty that is likely to be imposed is not expected to have material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2017 Annual Report on Form 10-K, filed with the SEC on February 28, 2018, for information concerning risks and uncertainties that could negatively impact us. The following represents changes and/or additions to the risks and uncertainties previously disclosed in the 2017 Form 10-K. The following risk factors are not necessarily listed in order of importance.
Fluctuations in the prices of metals and other commodities could adversely affect our financial results.
Our recycling operations generate scrap metal and other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been processed in our self service retail business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive "crush only" vehicles from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals. The prices of scrap and other metals have historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent that the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of our inventory value could be required. For example, China has recently imposed a ban on the importation of 32 types of solid waste allegedly in an effort to reduce environmental pollution. This ban includes certain metals that we sell and will likely have the effect of reducing the prices of such products.
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
Our North American business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. Our European business also acquires product from Asian sources. We incur substantial freight costs to import parts from our suppliers, many of which are located in Asia. If the cost of freight rose, we might not be able to pass the cost increases on to our customers. Furthermore, although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced providing products. In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory. We also face the risk that our suppliers could attempt to circumvent us and sell their product directly to our customers.
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
In Europe, we acquire products from a wide variety of suppliers. As vehicle technology changes, some parts will become more complex and the design or technology of those parts may be covered by patents or other rights that make it difficult for aftermarket suppliers to produce for sale to companies such as ours. The complexity of the parts may include software or other technical aspects that make it difficult to identify what is wrong with the vehicle. More complex parts may be difficult to repair and may require expensive or difficult to obtain software updates, limiting our ability to compete with the OEMs.
If significant tariffs or other restrictions are placed on products or materials we import or any related counter-measures are taken by countries to which we export products, our revenue and results of operations may be materially harmed.
The current U.S. administration has recently imposed tariffs on certain metals imported into the U.S. from China and announced additional tariffs on other goods from China and other countries. Moreover, counter-measures have been taken by other countries in retaliation for the U.S.-imposed tariffs. The tariffs cover products and materials that we import, and the countermeasures may affect products we export. The affects currently are not material; however, depending on the breadth of products and materials ultimately affected by, and the duration of, the tariffs and countermeasures, our financial results may be materially harmed. In addition, countries may impose other restrictions on the importation of products into their countries. For example, China has imposed a ban on the importation of 32 types of solid waste allegedly in an effort to reduce environmental pollution. This ban includes certain scrap metals that we sell and will likely have the effect of reducing the prices of such products.

Item 6. Exhibits
Exhibits
(b) Exhibits

4.1
Indenture dated as of April 9, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the trustee, paying agent, transfer agent, and registrar (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on April 12, 2018).

4.2
Supplemental Indenture dated as of April 6, 2018 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on May 7, 2018).

4.3
Supplemental Indenture dated as of April 27, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee.

4.4	Supplemental Indenture dated as of July 12, 2018 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee.
4.5
Supplemental Indenture dated as of July 16, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee.

4.6
Supplemental Indenture dated as of July 16, 2018 among LKQ European Holdings B.V., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2018.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)