Form 10-Q
period 2018-09-30
LKQ CORP
filed 2018-11-06
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At October 24, 2018, the registrant had issued and outstanding an aggregate of 318,202,654 shares of Common Stock.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements
LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$3,122,378	$2,465,800	$8,873,893	$7,267,054
Cost of goods sold	1,925,180	1,508,924	5,460,845	4,415,076
Gross margin	1,197,198	956,876	3,413,048	2,851,978
Selling, general and administrative expenses (1)	879,150	695,978	2,472,085	2,003,065
Restructuring and acquisition related expenses	6,614	4,922	26,546	10,371
Depreciation and amortization	76,701	56,877	196,322	159,178
Operating income	234,733	199,099	718,095	679,364
Other expense (income):
Interest expense, net	40,860	25,222	107,647	73,806
Gains on bargain purchases	—	(913)	(328)	(3,990)
Other income, net	(6,959)	(3,107)	(9,086)	(6,884)
Total other expense, net	33,901	21,202	98,233	62,932
Income from continuing operations before provision for income taxes	200,832	177,897	619,862	616,432
Provision for income taxes	46,068	58,189	156,427	206,206
Equity in (losses) earnings of unconsolidated subsidiaries	(20,284)	2,673	(18,326)	3,878
Income from continuing operations	134,480	122,381	445,109	414,104
Net loss from discontinued operations	—	—	—	(4,531)
Net income	134,480	122,381	445,109	409,573
Less: net income attributable to noncontrolling interest	378	—	1,040	—
Net income attributable to LKQ stockholders	$134,102	$122,381	$444,069	$409,573

Basic earnings per share: (2)
Income from continuing operations	$0.42	$0.40	$1.42	$1.34
Net loss from discontinued operations	—	—	—	(0.01)
Net income	0.42	0.40	1.42	1.33
Less: net income attributable to noncontrolling interest	0.00	—	0.00	—
Net income attributable to LKQ stockholders	$0.42	$0.40	$1.42	$1.33

Diluted earnings per share: (2)
Income from continuing operations	$0.42	$0.39	$1.41	$1.33
Net loss from discontinued operations	—	—	—	(0.01)
Net income	0.42	0.39	1.41	1.32
Less: net income attributable to noncontrolling interest	0.00	—	0.00	—
Net income attributable to LKQ stockholders	$0.42	$0.39	$1.41	$1.32
(1) Selling, general and administrative expenses contain facility and warehouses expenses and distribution expenses that were previously shown separately.
(2) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$134,480	$122,381	$445,109	$409,573
Less: net income attributable to noncontrolling interest	378	—	1,040	—
Net income attributable to LKQ stockholders	134,102	122,381	444,069	409,573

Other comprehensive income (loss):
Foreign currency translation, net of tax	(20,951)	59,618	(77,630)	174,794
Net change in unrealized gains/losses on cash flow hedges, net of tax	304	(1,776)	5,964	457
Net change in unrealized gains/losses on pension plans, net of tax	1,274	(150)	(154)	(4,053)
Net change in other comprehensive income (loss) from unconsolidated subsidiaries	643	(1,034)	2,160	(1,635)
Other comprehensive (loss) income	(18,730)	56,658	(69,660)	169,563

Comprehensive income	115,750	179,039	375,449	579,136
Less: comprehensive income attributable to noncontrolling interest	378	—	1,040	—
Comprehensive income attributable to LKQ stockholders	$115,372	$179,039	$374,409	$579,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$341,346	$279,766
Receivables, net	1,255,876	1,027,106
Inventories	2,794,894	2,380,783
Prepaid expenses and other current assets	200,944	134,479
Total current assets	4,593,060	3,822,134
Property, plant and equipment, net	1,201,003	913,089
Intangible assets:
Goodwill	4,475,266	3,536,511
Other intangibles, net	953,372	743,769
Equity method investments	157,409	208,404
Other assets	205,226	142,965
Total assets	$11,585,336	$9,366,872
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$941,747	$788,613
Accrued expenses:
Accrued payroll-related liabilities	153,536	143,424
Other accrued expenses	358,212	218,600
Refund liability	106,732	—
Other current liabilities	57,088	45,727
Current portion of long-term obligations	118,365	126,360
Total current liabilities	1,735,680	1,322,724
Long-term obligations, excluding current portion	4,250,137	3,277,620
Deferred income taxes	325,537	252,359
Other noncurrent liabilities	376,566	307,516
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 318,197,309 and 309,126,386 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3,182	3,091
Additional paid-in capital	1,409,242	1,141,451
Retained earnings	3,562,827	3,124,103
Accumulated other comprehensive loss	(134,791)	(70,476)
Total Company stockholders' equity	4,840,460	4,198,169
Noncontrolling interest	56,956	8,484
Total stockholders' equity	4,897,416	4,206,653
Total liabilities and stockholders’ equity	$11,585,336	$9,366,872

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$445,109	$409,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,977	166,508
Impairment on Mekonomen equity method investment	22,715	—
Stock-based compensation expense	17,544	17,582
Loss on sale of business	—	8,580
Other	(7,187)	(11,982)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(70,797)	(75,444)
Inventories	(71,058)	(97,584)
Prepaid income taxes/income taxes payable	7,262	(928)
Accounts payable	(71,997)	42,175
Other operating assets and liabilities	38,599	(9,237)
Net cash provided by operating activities	521,167	449,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(171,763)	(135,537)
Acquisitions, net of cash acquired	(1,206,067)	(252,667)
Proceeds from disposals of business/investment	—	301,297
Investments in unconsolidated subsidiaries	(11,066)	(7,114)
Receipts of deferred purchase price on receivables under factoring arrangements	9,410	—
Other investing activities, net	7,970	9,864
Net cash used in investing activities	(1,371,516)	(84,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,772	6,465
Taxes paid related to net share settlements of stock-based compensation awards	(4,768)	(5,095)
Debt issuance costs	(16,938)	—
Proceeds from issuance of Euro Notes (2026/28)	1,232,100	—
Borrowings under revolving credit facilities	1,025,496	424,976
Repayments under revolving credit facilities	(1,110,035)	(770,884)
Repayments under term loans	(114,800)	(27,884)
Borrowings under receivables securitization facility	—	8,525
Repayments under receivables securitization facility	—	(9,925)
(Repayments) borrowings of other debt, net	(38,695)	24,522
Payments of other obligations	—	(2,079)
Other financing activities, net	3,182	4,316
Net cash provided by (used in) financing activities	979,314	(347,063)
Effect of exchange rate changes on cash and cash equivalents	(67,385)	22,538
Net increase in cash and cash equivalents	61,580	40,561
Cash and cash equivalents of continuing operations, beginning of period	279,766	227,400
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	7,116
Cash and cash equivalents of continuing and discontinued operations, beginning of period	279,766	234,516
Cash and cash equivalents, end of period	$341,346	$275,077
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$158,740	$218,332
Interest	74,417	57,519
Supplemental disclosure of noncash investing and financing activities:
Stock issued in acquisitions	$251,334	$—
Contingent consideration liabilities	3,107	6,234
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions/investment	82,664	52,576
Noncash property, plant and equipment additions	11,010	4,918
Notes and other financing receivables in connection with disposals of business/investment	—	5,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

			LKQ Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, July 1, 2018	317,821	$3,178	$1,403,630	$3,428,725	$(116,061)	$57,503	$4,776,975
Net income	—	—	—	134,102	—	378	134,480
Other comprehensive loss	—	—	—	—	(18,730)	—	(18,730)
Vesting of restricted stock units, net of shares withheld for employee tax	256	3	(937)	—	—	—	(934)
Stock-based compensation expense	—	—	5,700	—	—	—	5,700
Exercise of stock options	120	1	849	—	—	—	850
Capital contributions from, net of dividends to, noncontrolling interest shareholder	—	—	—	—	—	(925)	(925)
BALANCE, September 30, 2018	318,197	$3,182	$1,409,242	$3,562,827	$(134,791)	$56,956	$4,897,416

			LKQ Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, January 1, 2018	309,127	$3,091	$1,141,451	$3,124,103	$(70,476)	$8,484	$4,206,653
Net income	—	—	—	444,069	—	1,040	445,109
Other comprehensive loss	—	—	—	—	(69,660)	—	(69,660)
Stock issued in acquisitions	8,056	81	251,253	—	—	—	251,334
Vesting of restricted stock units, net of shares withheld for employee tax	600	6	(3,717)	—	—	—	(3,711)
Stock-based compensation expense	—	—	17,544	—	—	—	17,544
Exercise of stock options	441	4	3,768	—	—	—	3,772
Shares withheld for net share settlement of stock option awards	(27)	—	(1,057)	—	—	—	(1,057)
Adoption of ASU 2018-02 (see Note 4)	—	—	—	(5,345)	5,345	—	—
Capital contributions from, net of dividends to, noncontrolling interest shareholder	—	—	—	—	—	3,182	3,182
Acquired noncontrolling interest	—	—	—	—	—	44,250	44,250
BALANCE, September 30, 2018	318,197	$3,182	$1,409,242	$3,562,827	$(134,791)	$56,956	$4,897,416

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

			LKQ Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, July 1, 2017	308,621	$3,086	$1,130,318	$2,877,551	$(154,270)	$3,856,685
Net income	—	—	—	122,381	—	122,381
Other comprehensive income	—	—	—	—	56,658	56,658
Vesting of restricted stock units, net of shares withheld for employee tax	259	2	(1,142)	—	—	(1,140)
Stock-based compensation expense	—	—	5,139	—	—	5,139
Exercise of stock options	139	2	1,312	—	—	1,314
Shares withheld for net share settlement of stock option awards	(1)	—	—	—	—	—
BALANCE, September 30, 2017	309,018	$3,090	$1,135,627	$2,999,932	$(97,612)	$4,041,037

			LKQ Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, January 1, 2017	307,545	$3,075	$1,116,690	$2,590,359	$(267,175)	$3,442,949
Net income	—	—	—	409,573	—	409,573
Other comprehensive income	—	—	—	—	169,563	169,563
Vesting of restricted stock units, net of shares withheld for employee tax	736	7	(3,902)	—	—	(3,895)
Stock-based compensation expense	—	—	17,582	—	—	17,582
Exercise of stock options	772	8	6,457	—	—	6,465
Shares withheld for net share settlement of stock option awards	(35)	—	(1,200)	—	—	(1,200)
BALANCE, September 30, 2017	309,018	$3,090	$1,135,627	$2,999,932	$(97,612)	$4,041,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
We recorded $929 million of goodwill related to our acquisition of Stahlgruber, of which we expect $292 million to be deductible for income tax purposes. In the period between the acquisition date and September 30, 2018, Stahlgruber, which is reported in our Europe reportable segment, generated revenue of $637 million and operating income of $34 million.
In addition to our acquisition of Stahlgruber, during the nine months ended September 30, 2018, we completed acquisitions of one wholesale business in North America and seven wholesale businesses in Europe. Total acquisition date fair value of the consideration for these acquisitions was $86 million, composed of $76 million of cash paid (net of cash acquired), $7 million of notes payable, and $3 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $5 million). During the nine months ended September 30, 2018, we recorded $72 million of goodwill related to these acquisitions, of which we expect an immaterial amount to be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2018, these acquisitions generated revenue of $19 million and operating income of $2 million.
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
Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2018 and the last three months of the year ended December 31, 2017 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
From the date of our preliminary allocation for Stahlgruber in the second quarter of 2018 through September 30, 2018, we recorded adjustments based on our valuation procedures, primarily related to inventory and current liabilities that resulted in the allocation of $1 million of goodwill to acquired net assets. From the date of our preliminary allocations for our other acquisitions completed in the first half of 2018, the measurement period adjustments recorded for acquisitions completed in prior periods were not material. The income statement effect of these measurement period adjustments for our Stahlgruber acquisition and our other acquisitions completed in the first half of 2018 that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial. The balance sheet impact and income statement effect of other measurement-period adjustments recorded for acquisitions completed in prior periods were immaterial.
The purchase price allocations for the acquisitions completed during the nine months ended September 30, 2018 and the year ended December 31, 2017 are as follows (in thousands):

	Nine Months Ended			Year Ended
	September 30, 2018			December, 31, 2017
	Stahlgruber	Other Acquisitions (2)	Total	All Acquisitions (1)
Receivables	$140,979	$15,369	$156,348	$73,782
Receivable reserves	(2,818)	(875)	(3,693)	(7,032)
Inventories (3)	374,056	12,240	386,296	150,342
Prepaid expenses and other current assets	9,537	1,806	11,343	(295)
Property, plant and equipment	260,661	6,089	266,750	41,039
Goodwill	929,376	68,254	997,630	314,817
Other intangibles	285,529	16,315	301,844	181,216
Other assets	16,625	37	16,662	3,257
Deferred income taxes	(97,805)	(716)	(98,521)	(65,087)
Current liabilities assumed	(343,221)	(20,662)	(363,883)	(111,484)
Debt assumed	(65,852)	(4,410)	(70,262)	(33,586)
Other noncurrent liabilities assumed (4)	(81,689)	(9,993)	(91,682)	(1,917)
Noncontrolling interest	(44,250)	—	(44,250)	—
Contingent consideration liabilities	—	(3,107)	(3,107)	(6,234)
Other purchase price obligations	(2,349)	3,853	1,504	(5,074)
Stock issued	(251,334)	—	(251,334)	—
Notes issued	—	(6,948)	(6,948)	(20,187)
Settlement of pre-existing balances	—	—	—	242
Gains on bargain purchases (5)	—	(328)	(328)	(3,870)
Settlement of other purchase price obligations (non-interest bearing)	—	1,698	1,698	3,159
Cash used in acquisitions, net of cash acquired	$1,127,445	$78,622	$1,206,067	$513,088

(1)
The amounts recorded during the year ended December 31, 2017 include $6 million and $3 million of adjustments to reduce property, plant and equipment and other assets for Rhiag-Inter Auto Parts Italia S.r.l. (“Rhiag”) and Pittsburgh Glass Works LLC (“PGW”), respectively.

(2)
The amounts recorded during the nine months ended September 30, 2018 include a $5 million adjustment to increase other intangibles related to our Warn acquisition and $4 million of adjustments to reduce other purchase price obligations related to other 2017 acquisitions.

(3)	The amounts for our 2017 acquisitions include a $4 million step-up adjustment related to our Warn acquisition.

(4)
The amount recorded for our acquisition of Stahlgruber includes a $75 million liability for certain pension obligations. See Note 13, "Employee Benefit Plans" for information related to our defined benefit plans.

(5)
The amount recorded during the nine months ended September 30, 2018 is due to the gain on bargain purchase related to an acquisition in Europe completed in the second quarter of 2017 as a result of a change in the acquisition date fair value of the consideration. The amount recorded during the year ended December 31, 2017 includes a $2 million increase to the gain on bargain purchase recorded for our Andrew Page Limited ("Andrew Page") acquisition as a result of changes to our estimate of the fair value of the net assets acquired. The remainder of the gain on bargain purchase recorded during the year ended December 31, 2017 is an immaterial amount related to the previously mentioned acquisition in Europe completed in the second quarter of 2017.

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
The acquisition of Stahlgruber expands LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, we believe the acquisition of Stahlgruber will allow for continued improvement in procurement, logistics and infrastructure optimization. The primary objectives of our other acquisitions made during the nine months ended September 30, 2018 and the year ended December 31, 2017 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Certain 2017 acquisitions were completed to enable us to align our distribution model in the Benelux region.
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

The following pro forma summary presents the effect of the businesses acquired during the nine months ended September 30, 2018 as though the businesses had been acquired as of January 1, 2017, and the businesses acquired during the year ended December 31, 2017 as though they had been acquired as of January 1, 2016. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue, as reported	$3,122,378	$2,465,800	$8,873,893	$7,267,054
Revenue of purchased businesses for the period prior to acquisition:
Stahlgruber	—	473,326	815,405	1,289,083
Other acquisitions	6,641	83,893	51,132	387,844
Pro forma revenue	$3,129,019	$3,023,019	$9,740,430	$8,943,981

Income from continuing operations, as reported (1)	$134,480	$122,381	$445,109	$414,104
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Stahlgruber	5,054	6,061	14,114	5,298
Other acquisitions	161	3,478	1,588	17,014
Acquisition related expenses, net of tax (2)	681	2,301	13,986	5,010
Pro forma income from continuing operations	140,376	134,221	474,797	441,426
Less: Pro forma net income attributable to noncontrolling interest	—	888	2,799	2,157
Pro forma income from continuing operations attributable to LKQ stockholders	$140,376	$133,333	$471,998	$439,269

Earnings per share from continuing operations, basic - as reported	$0.42	$0.40	$1.42	$1.34
Effect of purchased businesses for the period prior to acquisition:
Stahlgruber	0.02	0.02	0.05	0.02
Other acquisitions	0.00	0.01	0.01	0.06
Acquisition related expenses, net of tax (2)	0.00	0.01	0.04	0.02
Impact of share issuance from acquisition of Stahlgruber	—	(0.01)	(0.02)	(0.03)
Pro forma earnings per share from continuing operations, basic (3)	0.44	0.42	1.49	1.39
Less: Pro forma net income attributable to noncontrolling interest	—	0.00	0.01	0.01
Pro forma income from continuing operations attributable to LKQ stockholders	$0.44	$0.42	$1.49	$1.39

Earnings per share from continuing operations, diluted - as reported	$0.42	$0.39	$1.41	$1.33
Effect of purchased businesses for the period prior to acquisition:
Stahlgruber	0.02	0.02	0.04	0.02
Other acquisitions	0.00	0.01	0.01	0.05
Acquisition related expenses, net of tax (2)	0.00	0.01	0.04	0.02
Impact of share issuance from acquisition of Stahlgruber	—	(0.01)	(0.02)	(0.03)
Pro forma earnings per share from continuing operations, diluted (3)	0.44	0.42	1.49	1.39
Less: Pro forma net income attributable to noncontrolling interest	—	0.00	0.01	0.01
Pro forma income from continuing operations attributable to LKQ stockholders	$0.44	$0.42	$1.48	$1.38

(1)	Includes interest expense for the period from April 9, 2018 through September 30, 2018 recorded on the senior notes issued in connection with our acquisition of Stahlgruber.

(2)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.

(3)	The sum of the individual earnings per share amounts may not equal the total due to rounding.
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
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the nine months ended September 30, 2017, as presented in Net loss from discontinued operations on the Unaudited Condensed Consolidated Statements of Income (in thousands):

Nine Months Ended
September 30, 2017
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
Pursuant to the Purchase and Supply Agreement, our aftermarket automotive glass distribution business will source various products from Vitro's glass manufacturing business annually for a three-year period beginning on March 1, 2017. Between January 1, 2017 and the sale date of March 1, 2017, intercompany sales between the glass manufacturing business and the continuing aftermarket automotive glass distribution business of PGW, which were eliminated in consolidation, were $8 million. All purchases from Vitro, including those outside of the Purchase and Supply Agreement, were $4 million and $22 million for the three and nine months ended September 30, 2018, respectively, and were $10 million and $27 million for the three months ended September 30, 2017 and the period between the sale date of March 1, 2017 and September 30, 2017, respectively.

Note 4. Financial Statement Information
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts, which was approximately $63 million and $58 million at September 30, 2018 and December 31, 2017, respectively. Our May 2018 acquisition of Stahlgruber contributed $3 million to our reserve for uncollectible accounts. See Note 2, "Business Combinations" for further information on our acquisitions.
Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Aftermarket and refurbished products	$2,287,776	$1,877,653
Salvage and remanufactured products	484,761	487,108
Manufactured products	22,357	16,022
Total inventories	$2,794,894	$2,380,783
    Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of September 30, 2018, manufactured products inventory was composed of $16 million of raw materials, $2 million of work in process, and $4 million of finished goods. As of December 31, 2017, manufactured products inventory was composed of $10 million of raw materials, $2 million of work in process, and $4 million of finished goods.
Our May 2018 acquisition of Stahlgruber contributed $374 million to our aftermarket and refurbished products inventory. See Note 2, "Business Combinations" for further information on our acquisitions.
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
Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Machinery and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years
Furniture and fixtures	5-7 years

Property, plant and equipment consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Land and improvements	$189,404	$137,790
Buildings and improvements	373,607	233,078
Machinery and equipment	618,209	521,526
Computer equipment and software	142,719	133,753
Vehicles and trailers	177,778	161,269
Furniture and fixtures	52,595	31,794
Leasehold improvements	283,603	257,506
	1,837,915	1,476,716
Less—Accumulated depreciation	(691,086)	(606,112)
Construction in progress	54,174	42,485
Total property, plant and equipment, net	$1,201,003	$913,089

The components of opening property, plant and equipment acquired as part of our acquisition of Stahlgruber in May 2018 are as follows (in thousands):

Gross Amount
Land and improvements	$47,281
Buildings and improvements	125,649
Machinery and equipment	49,384
Computer equipment and software	3,760
Vehicles and trailers	643
Furniture and fixtures	28,535
Leasehold improvements	1,890
257,142
Construction in progress	3,519
Total property, plant and equipment	$260,661

We record depreciation expense associated with our refurbishing, remanufacturing, manufacturing and furnace operations as well as our distribution centers in Cost of goods sold on the Unaudited Condensed Consolidated Statements of Income. All other depreciation expense is reported in Depreciation and amortization. Total depreciation expense for the three and nine months ended September 30, 2018 was $39 million and $115 million, respectively, and $34 million and $93 million during the three and nine months ended September 30, 2017, respectively.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2018 are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2018	$1,709,354	$1,414,898	$412,259	$3,536,511
Business acquisitions and adjustments to previously recorded goodwill	1,073	1,002,277	(5,720)	997,630
Exchange rate effects	(3,049)	(55,901)	75	(58,875)
Balance as of September 30, 2018	$1,707,378	$2,361,274	$406,614	$4,475,266
During the nine months ended September 30, 2018, we recorded $929 million of goodwill related to our acquisition of Stahlgruber. See Note 2, "Business Combinations" for further information on our acquisitions.
The components of other intangibles, net are as follows (in thousands):

	September 30, 2018	December 31, 2017
Intangible assets subject to amortization	$872,072	$664,969
Indefinite-lived intangible assets
Trademarks	81,300	78,800
Total	$953,372	$743,769

The components of intangible assets subject to amortization are as follows (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$495,839	$(88,805)	$407,034	$327,332	$(75,095)	$252,237
Customer and supplier relationships	586,221	(223,085)	363,136	510,113	(167,532)	342,581
Software and other technology related assets	172,391	(73,760)	98,631	124,049	(59,081)	64,968
Covenants not to compete	13,488	(10,217)	3,271	14,981	(9,798)	5,183
Total	$1,267,939	$(395,867)	$872,072	$976,475	$(311,506)	$664,969

The components of intangible assets acquired as part of our acquisitions in 2018 are as follows (in thousands):

	Nine Months Ended
	September 30, 2018
	Stahlgruber	Other Acquisitions	Total
Trade names and trademarks	$173,946	$2,895	$176,841
Customer and supplier relationships	78,239	8,194	86,433
Software and other technology related assets	33,344	92	33,436
Total	$285,529	$11,181	$296,710

The weighted-average amortization periods for our intangible assets acquired during the nine months ended September 30, 2018 and the year ended December 31, 2017 are as follows (in years):

	Nine Months Ended			Year Ended
	September 30, 2018			December 31, 2017
	Stahlgruber	Other Acquisitions	Total	All Acquisitions
Trade names and trademarks	19.9	20.0	19.9	11.2
Customer and supplier relationships	3.0	9.6	3.6	18.6
Software and other technology related assets	6.8	6.0	6.8	11.1
Covenants not to compete	-	-	-	4.4
Total acquired finite-lived intangible assets	13.7	12.2	13.7	16.5
Our estimated useful lives for our finite-lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	3-20 years
Software and other technology related assets	Straight-line	3-15 years
Covenants not to compete	Straight-line	2-5 years
Amortization expense for intangibles was $42 million and $96 million during the three and nine months ended September 30, 2018, respectively, and $26 million and $74 million during the three and nine months ended September 30, 2017, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2022 is $40 million (for the remaining three months of 2018), $136 million, $104 million, $75 million and $62 million, respectively.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $157 million and $208 million as of September 30, 2018 and December 31, 2017, respectively. On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen") for an aggregate purchase price of $181 million. Headquartered in Stockholm, Sweden, Mekonomen is the leading independent car parts and service chain in the Nordic region of Europe, offering a range of products including spare parts and accessories for cars, and workshop services for consumers and businesses. As a result of the investment, we nominated two representatives for election to Mekonomen's board of directors; both representatives were subsequently elected to and continue to serve on the board of directors, including one as the chairman of the board. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of September 30, 2018, the book value of our investment in Mekonomen exceeded our share of the book value of Mekonomen's net assets by $64 million; this difference is primarily related to goodwill and the fair value of other intangible assets. We are recording our equity in the net earnings of Mekonomen on a one quarter lag. We recorded equity losses of $20 million and $18 million during the three and nine months ended September 30, 2018, respectively, and equity in earnings of $3 million and $5 million during the three and nine months ended September 30, 2017 related to our investment in Mekonomen, including adjustments to convert the results to GAAP and to recognize the impact of our purchase accounting adjustments. In May 2018 and May 2017, we received cash dividends of $8 million (SEK 67 million) and $7 million (SEK 67 million), respectively, related to our investment in Mekonomen.
On July 6, 2018, Mekonomen announced the acquisition of two automotive spare parts distributors in Denmark and Poland. The objective of the acquisition is to strengthen Mekonomen's position in the sale of automotive spare parts in northern Europe and to establish a strong market position in Denmark and Poland, where Mekonomen has no current operations. The acquisition is partially being financed by a rights issue with preferential rights for Mekonomen's existing shareholders, who were given the right to subscribe for four new Mekonomen shares per seven existing owned shares at a discounted share price. On October 5, 2018, we subscribed for our pro rata share in the rights issue giving us the right to acquire an additional $48 million of equity in Mekonomen at a discounted share price, retaining our 26.5% equity interest. We recorded a derivative instrument of $29 million in Other assets on our Unaudited Condensed Consolidated Balance Sheets, which represents our right to acquire Mekonomen shares at a discount. We are measuring the derivative instrument at fair value, and we recorded a $3 million gain on our fair value remeasurement during the three months ended September 30, 2018; the gain is recorded in Other income, net on the Unaudited Condensed Consolidated Statements of Income. In the fourth quarter, we will record an $8 million loss related to the settlement of the derivative instrument in October 2018 due to a decrease in the Mekonomen share price from the last day of the third quarter to the settlement date.
We evaluated our investment in Mekonomen for other-than-temporary impairment as of September 30, 2018, and concluded the decline in fair value was other-than-temporary due to a prolonged and significant stock price decrease. Therefore, we recognized an other-than-temporary impairment of $23 million, which represents the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share price as of September 30, 2018. The impairment charge is recorded in Equity in (losses) earnings of unconsolidated subsidiaries in our Unaudited Condensed Consolidated Statements of Income. Equity in losses and earnings from our investment in Mekonomen are reported in the Europe segment. As a result of the impairment charge, the Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at September 30, 2018 approximated the carrying value of $134 million.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. These assurance-type warranties are not considered a separate performance obligation, and thus no transaction price is allocated to them. We record the warranty costs in Cost of goods sold on our Unaudited Condensed Consolidated Statements of Income. Our warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within Other accrued expenses and Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2017	$23,151
Warranty expense	33,670
Warranty claims	(31,980)
Balance as of September 30, 2018	$24,841
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
With the adoption of ASC 606, we reclassified certain amounts related to variable consideration. Under ASC 606, we are required to present a refund liability and a returns asset within the Unaudited Condensed Consolidated Balance Sheet, whereas in periods prior to adoption, we presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. Additionally, under ASC 606, the changes in the refund liability are reported in revenue, and the changes in the returns assets are reported in Cost of goods sold on the Unaudited Condensed Consolidated Statements of Income. Prior to adoption, the change in the reserve for returns was generally reported as a net amount within revenue. As a result, the income statement presentation was adjusted concurrently with the balance sheet change beginning in 2018.

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
The impact of the adoption of ASC 606 on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2018 and our Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 was as follows (in thousands):

	Balance as of September 30, 2018
	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Accounts receivable	$1,255,876	$1,205,833	$50,043
Prepaid expenses and other current assets	200,944	144,255	56,689
Liabilities
Refund liability	106,732	—	106,732

	For the three months ended September 30, 2018
	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$3,122,378	$3,123,468	$(1,090)
Cost of goods sold	1,925,180	1,925,107	73
Selling, general and administrative expenses	879,150	880,313	(1,163)

	For the nine months ended September 30, 2018
	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$8,873,893	$8,882,558	$(8,665)
Cost of goods sold	5,460,845	5,467,061	(6,216)
Selling, general and administrative expenses	2,472,085	2,474,534	(2,449)
We have not included a table of the impact of the balance sheet adjustments on the Unaudited Condensed Consolidated Statement of Cash Flows as the adjustment will net to zero within the operating activities section of this statement.
Under ASC 606, we have elected not to adjust consideration for the effect of a significant financing component at contract inception if the period between the transfer of goods to the customer and payment received from the customer is one year or less. Generally, our payment terms are short term in nature, but in some instances we may offer extended terms to customers exceeding one year such that interest would be accrued with respect to those contracts. The interest that would be accrued related to these contracts is immaterial at September 30, 2018.

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
During the first quarter of 2018, we adopted ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which includes guidance on classification for the following items: debt prepayment or debt extinguishment costs, settlement of zero coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned or bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and other separately identifiable cash flows where application of the predominance principle is prescribed. No adjustments were required in our Unaudited Condensed Consolidated Statement of Cash Flows upon adoption. Within our Unaudited Condensed Consolidating Statements of Cash Flows in Note 18, "Condensed Consolidating Financial Information," we now present a new line item, Payments of deferred purchase price on receivables securitization, as a result of adopting ASU 2016-15; prior year cash flow information within this footnote has been recast to reflect the impact of adopting this accounting standard. Other than the addition of this new line item, there was no impact to our Unaudited Condensed Consolidating Statements of Cash Flows upon adoption.
During the first quarter of 2018, we adopted ASU No. 2017-01, "Clarifying the Definition of a Business" (“ASU 2017-01”), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs.  The adoption of ASU 2017-01 did not have a material impact on our unaudited condensed consolidated financial statements.
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
During the first quarter of 2018, we adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires presentation of the current service cost component of net periodic benefit expense with other current compensation expenses for the related employees, and requires presentation of the remaining components of net periodic benefit expense, such as interest, expected return on plan assets, and amortization of actuarial gains and losses, outside of operating income. ASU 2017-07 also specifies that, on a prospective basis, only the service cost component is eligible for capitalization into inventory or other assets. While the income statement classification provisions of ASU 2017-07 are applicable on a retrospective basis, due to the immaterial impact to our Unaudited Condensed Consolidated Statements of Income in prior periods, we did not recast prior period income statement information and adopted the classification provisions on a prospective basis. The change in the capitalization provisions under ASU 2017-07 did not have a material impact on our unaudited condensed consolidated financial statements. See Note 13, "Employee Benefit Plans," for further disclosure on the components of net periodic benefit expense and classification of the components within our Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017.
During the third quarter of 2018, the FASB issued ASU No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). This update requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years and interim periods beginning after December 15, 2019; early adoption is permitted. We have adopted ASU 2018-15 in the third quarter of 2018 as we believe that our existing policy is consistent with the new guidance and thus no adjustments were required to be in compliance with this standard update.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between current GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. While we are still in the process of quantifying the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures, we anticipate the adoption will materially affect our consolidated balance sheet and disclosures, as the majority of our operating leases will be recorded on the balance sheet under ASU 2016-02. While we do not anticipate the adoption of this accounting standard to have a material impact on our consolidated statements of income at this time, this conclusion may change as we finalize our assessment. In order to assist in our timely implementation of the new standard, we have purchased new software to track our leases. We have engaged a third party to assist with the implementation of the new software with an expectation to complete the implementation by the end of 2018. During the second quarter, we completed phase one of the software roll-out for our North America and Specialty operations. We are nearing completion of the phase one roll-out in our Europe operations as of the filing date of this Quarterly Report on Form 10-Q.
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
In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which removes, modifies, and adds certain disclosure requirements in ASC 820. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019; early adoption is permitted. We are in the process of evaluating the impact of this standard on our disclosures but do not believe that it will have a material impact.
In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework- Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"), which removes, modifies, and adds certain disclosure requirements to ASC 715-20. ASU 2018-14 is effective for fiscal years and interim periods beginning after December 15, 2020; early adoption is permitted. We are in the process of evaluating the impact of this standard on our disclosures.

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

Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
North America	$1,109,067	$1,051,470	$3,447,074	$3,207,001
Europe	1,464,049	952,765	3,781,091	2,659,804
Specialty	388,865	329,522	1,151,172	1,005,776
Parts and services	2,961,981	2,333,757	8,379,337	6,872,581
Other	160,397	132,043	494,556	394,473
Total revenue	$3,122,378	$2,465,800	$8,873,893	$7,267,054
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
Our service-type warranties typically have service periods ranging from 6 months to 36 months. Under ASC 606, proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in thousands):

Balance as of January 1, 2018	$19,465
Additional warranty revenue deferred	28,889
Warranty revenue recognized	(25,200)
Balance as of September 30, 2018	$23,154
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
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration which includes returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. The previous revenue guidance required us to estimate the transaction price using a best estimate approach. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration. In addition, our estimates of variable consideration are constrained to the extent that a significant reversal in revenue is expected. We recorded a refund liability and return asset for expected returns of $107 million and $57 million, respectively, as of September 30, 2018 and a net reserve of $38 million as of December 31, 2017. The refund liability is presented separately on the balance sheet within current liabilities while the return asset is presented within prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives which are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $114 million and $78 million as of September 30, 2018 and December 31, 2017, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our consolidated financial statements.

Note 6. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $1 million and $17 million for the three and nine months ended September 30, 2018, respectively. Our 2018 expenses primarily consisted of external costs related to our acquisition of Stahlgruber totaling $1 million and $15 million for the three and nine months ended September 30, 2018, respectively. The remaining acquisition related costs related to (i) completed acquisitions, (ii) pending acquisitions as of September 30, 2018, and (iii) potential acquisitions that were terminated.
Acquisition related expenses for the three and nine months ended September 30, 2017 totaled $3 million and $8 million, respectively. Our 2017 expenses related to completed acquisitions and acquisitions that were pending as of September 30, 2017.
Acquisition Integration Plans and Restructuring
During the three and nine months ended September 30, 2018, we incurred $5 million and $10 million of restructuring expenses, respectively. Restructuring expenses for the three months ended September 30, 2018 primarily consisted of $4 million related to the integration of our acquisition of Andrew Page and $1 million related to our Specialty segment; restructuring expenses for the nine months ended September 30, 2018 primarily consisted of $8 million related to the integration of our acquisition of Andrew Page and $2 million related to our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees.
During each of the three and nine months ended September 30, 2017, we incurred $2 million of restructuring expenses, primarily related to the ongoing integration activities in our Specialty segment. Expenses incurred were primarily related to facility closures and the merger of existing facilities into larger distribution centers.
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations in 2018 and 2019. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be less than $10 million.

Note 7. Stock-Based Compensation
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. We expect to issue new or treasury shares of common stock to cover past and future equity grants.
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
The fair value of RSUs that vested during the nine months ended September 30, 2018 was $27 million.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the nine months ended September 30, 2018:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2018	1,624,390	$29.94
Granted	601,802	$42.58
Vested	(698,903)	$30.07
Forfeited / Canceled	(33,767)	$33.28
Unvested as of September 30, 2018	1,493,522	$34.89
Expected to vest after September 30, 2018	1,344,519	$34.88	2.6	$42,581
(1) The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the nine months ended September 30, 2018. No options vested during the nine months ended September 30, 2018; all of our outstanding options are fully vested.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the nine months ended September 30, 2018:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2018	1,738,073	$9.20
Exercised	(441,495)	$8.54		$12,678
Canceled	(509)	$32.31
Balance as of September 30, 2018	1,296,069	$9.42	1.0	$28,862
Exercisable as of September 30, 2018	1,296,069	$9.42	1.0	$28,862
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
Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs totaled $6 million and $18 million for the three and nine months ended September 30, 2018, respectively, and $5 million and $18 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, unrecognized compensation expense related to unvested RSUs is $40 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized.

Note 8. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income from continuing operations	$134,480	$122,381	$445,109	$414,104
Denominator for basic earnings per share—Weighted-average shares outstanding	318,082	308,909	313,417	308,451
Effect of dilutive securities:
RSUs	333	485	452	501
Stock options	987	1,385	1,082	1,543
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	319,402	310,779	314,951	310,495
Basic earnings per share from continuing operations	$0.42	$0.40	$1.42	$1.34
Diluted earnings per share from continuing operations	$0.42	$0.39	$1.41	$1.33
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Antidilutive securities:
RSUs	375	—	317	50
Stock options	—	—	—	51

Note 9. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	September 30, 2018
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(125,753)	$19,684	$(10,200)	$208	$(116,061)
Pretax (loss) income	(23,405)	7,681	1,217	—	(14,507)
Income tax effect	2,454	(1,796)	41	—	699
Reclassification of unrealized (gain) loss	—	(7,284)	21	—	(7,263)
Reclassification of deferred income taxes	—	1,703	(5)	—	1,698
Other comprehensive income from unconsolidated subsidiaries	—	—	—	643	643
Ending balance	$(146,704)	$19,988	$(8,926)	$851	$(134,791)

	Three Months Ended
	September 30, 2017
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(157,353)	$10,324	$(6,640)	$(601)	$(154,270)
Pretax income (loss)	63,769	(15,402)	—	—	48,367
Income tax effect	(4,151)	5,683	—	—	1,532
Reclassification of unrealized loss (gain)	—	12,591	(200)	—	12,391
Reclassification of deferred income taxes	—	(4,648)	50	—	(4,598)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(1,034)	(1,034)
Ending balance	$(97,735)	$8,548	$(6,790)	$(1,635)	$(97,612)

	Nine Months Ended
	September 30, 2018
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(71,933)	$11,538	$(8,772)	$(1,309)	$(70,476)
Pretax (loss) income	(82,137)	33,901	(102)	—	(48,338)
Income tax effect	4,507	(7,926)	(125)	—	(3,544)
Reclassification of unrealized (gain) loss	—	(26,117)	97	—	(26,020)
Reclassification of deferred income taxes	—	6,106	(24)	—	6,082
Other comprehensive income from unconsolidated subsidiaries	—	—	—	2,160	2,160
Adoption of ASU 2018-02	2,859	2,486	—	—	5,345
Ending balance	$(146,704)	$19,988	$(8,926)	$851	$(134,791)

	Nine Months Ended
	September 30, 2017
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(272,529)	$8,091	$(2,737)	$—	$(267,175)
Pretax income (loss)	177,434	(44,749)	112	—	132,797
Income tax effect	(4,151)	16,463	(43)	—	12,269
Reclassification of unrealized loss (gain)	—	45,551	(921)	—	44,630
Reclassification of deferred income taxes	—	(16,808)	235	—	(16,573)
Disposal of business, net	1,511	—	(3,436)	—	(1,925)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(1,635)	(1,635)
Ending balance	$(97,735)	$8,548	$(6,790)	$(1,635)	$(97,612)

Net unrealized gains on our interest rate swaps totaling $2 million and $5 million were reclassified to Interest expense, net in our Unaudited Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2018, respectively, compared to a loss of $1 million during the nine months ended September 30, 2017; the amount reclassified to Interest expense, net during the three months ended September 30, 2017 was immaterial. We also reclassified gains of $2 million to Interest expense, net related to the foreign currency forward component of our cross currency swaps during each of the three months ended September 30, 2018 and 2017, and gains of $6 million during each of the nine months ended September 30, 2018 and 2017. Also related to our cross currency swaps, we reclassified gains of $3 million and $15 million to Other income, net in our Unaudited Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2018, respectively, compared to losses of $15 million and $50 million during the three and nine months ended September 30, 2017; these gains and losses offset the impact of the remeasurement of the underlying contracts. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated other comprehensive income (loss) to provision for income taxes.
As a result of the adoption of ASU 2018-02 in the first quarter of 2018, we recorded a $5 million reclassification to increase Accumulated Other Comprehensive (Loss) Income and decrease Retained Earnings. See Note 4, "Financial Statement Information" for further information regarding the adoption of ASU 2018-02.

Note 10. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Senior secured credit agreement:
Term loans payable	$590,000	$704,800
Revolving credit facilities	1,183,626	1,283,551
U.S. Notes (2023)	600,000	600,000
Euro Notes (2024)	580,200	600,150
Euro Notes (2026/28)	1,160,400	—
Receivables securitization facility	100,000	100,000
Notes payable through May 2027 at weighted average interest rates of 1.5% and 1.4%, respectively	38,641	29,146
Other long-term debt at weighted average interest rates of 2.2% and 1.7%, respectively	151,502	110,633
Total debt	4,404,369	3,428,280
Less: long-term debt issuance costs	(31,251)	(21,476)
Less: current debt issuance costs	(4,616)	(2,824)
Total debt, net of debt issuance costs	4,368,502	3,403,980
Less: current maturities, net of debt issuance costs	(118,365)	(126,360)
Long term debt, net of debt issuance costs	$4,250,137	$3,277,620
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
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2023. Term loan borrowings, which totaled $590 million as of September 30, 2018, are due and payable in quarterly installments equal to $9 million on the last day of each fiscal quarter ending on or after December 31, 2021, with the remaining balance due and payable on January 29, 2023. During the three months ended September 30, 2018, we prepaid our required quarterly installments through September 30, 2021.

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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 11, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at both September 30, 2018 and December 31, 2017 was 2.2%. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.025% and 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were no borrowings classified as current maturities at September 30, 2018 compared to $18 million at December 31, 2017. As of September 30, 2018, there were letters of credit outstanding in the aggregate amount of $65 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at September 30, 2018 was $1.5 billion.
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
Related to the execution of the Euro Notes (2026/28) in April 2018, we incurred $16 million of fees, which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the Euro Notes (2026/28).
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by BTMU, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. Net receivables totaling $127 million and $144 million were collateral for the investment under the receivables facility as of September 30, 2018 and December 31, 2017, respectively.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) the London InterBank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of September 30, 2018, the interest rate under the receivables facility was based on commercial paper rates and was 3.1%. The outstanding balances of $100 million as of both September 30, 2018 and December 31, 2017 were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from January to June 2021. As of September 30, 2018, we held interest rate swap contracts representing $590 million of U.S. dollar-denominated debt.
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
In October 2018, we entered into two cross currency swap agreements for a total notional amount of $184 million (€160 million). Half of the notional amount matures in October 2019 with the remainder in October 2020. The purpose and accounting of the swaps are similar to those described in the previous paragraph.
The activity related to our cash flow hedges is presented in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows.
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of September 30, 2018 and December 31, 2017 (in thousands):

	Notional Amount		Fair Value at September 30, 2018 (USD)		Fair Value at December 31, 2017 (USD)
	September 30, 2018	December 31, 2017	Other Assets	Other Noncurrent Liabilities	Other Assets	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$590,000	$590,000	$25,719	$—	$19,102	$—
Cross currency swap agreements
USD/euro	$394,649	$406,546	10,881	49,212	5,504	61,492
Total cash flow hedges			$36,600	$49,212	$24,606	$61,492
While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Other Assets and Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets of $19 million and $12 million at September 30, 2018 and December 31, 2017, respectively.

The activity related to our cash flow hedges is included in Note 9, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during each of the three and nine months ended September 30, 2018 and 2017. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of September 30, 2018, we estimate that $4 million of derivative gains (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
During the third quarter of 2018, we recorded the fair value of a derivative instrument of $29 million in Other assets on our Unaudited Condensed Consolidated Balance Sheets related to our right to acquire Mekonomen shares at a discount. We are measuring the derivative instrument at fair value, and we recorded a $3 million gain on our fair value remeasurement during the three months ended September 30, 2018; the gain is recorded in Other income, net on the Unaudited Condensed Consolidated Statements of Income. In the fourth quarter, we will record an $8 million loss related to the settlement of the derivative instrument in October 2018 due to a decrease in the Mekonomen share price from the last day of the third quarter to the settlement date. Refer to Note 4, "Financial Statement Information," for more information on the derivative instrument.
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at September 30, 2018 and December 31, 2017, along with the effect on our results of operations during each of the three and nine months ended September 30, 2018 and 2017, were immaterial.

Note 12. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and nine months ended September 30, 2018, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2018 and December 31, 2017 (in thousands):

	Balance as of September 30, 2018	Fair Value Measurements as of September 30, 2018
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$53,691	$—	$53,691	$—
Rights to acquire Mekonomen shares	28,683	—	28,683	—
Interest rate swaps	25,719	—	25,719	—
Cross currency swap agreements	10,881	—	10,881	—
Total Assets	$118,974	$—	$118,974	$—
Liabilities:
Contingent consideration liabilities	$5,243	$—	$—	$5,243
Deferred compensation liabilities	54,419	—	54,419	—
Cross currency swap agreements	49,212	—	49,212	—
Total Liabilities	$108,874	$—	$103,631	$5,243

	Balance as of December 31, 2017	Fair Value Measurements as of December 31, 2017
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$45,984	$—	$45,984	$—
Interest rate swaps	19,102	—	19,102	—
Cross currency swap agreements	5,504	—	5,504	—
Total Assets	$70,590	$—	$70,590	$—
Liabilities:
Contingent consideration liabilities	$2,636	$—	$—	$2,636
Deferred compensation liabilities	47,199	—	47,199	—
Cross currency swap agreements	61,492	—	61,492	—
Total Liabilities	$111,327	$—	$108,691	$2,636
The cash surrender value of life insurance and the derivative instrument related to Mekonomen are both included in Other assets on our Unaudited Condensed Consolidated Balance Sheets. The current portion of deferred compensation is included in Accrued payroll-related liabilities and the current portion of contingent consideration liabilities is included in Other current liabilities on our Unaudited Condensed Consolidated Balance Sheets; the noncurrent portion of these amounts is included in Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and cross currency swap agreements is presented in Note 11, "Derivative Instruments and Hedging Activities."
Our Level 2 assets and liabilities are valued using inputs from third parties and market observable data. We obtain valuation data for the cash surrender value of life insurance and deferred compensation liabilities from third party sources, which determine the net asset values for our accounts using quoted market prices, investment allocations and reportable trades. We valued the rights to acquire Mekonomen shares using the Mekonomen share price as of the last day of the period and the discounted share price under the rights issue. We value our other derivative instruments using a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates and current and forward foreign exchange rates.
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of September 30, 2018 and December 31, 2017, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.8 billion and $2.0 billion, respectively. In addition, based on market conditions, the fair values of the outstanding borrowings under the receivables facility reasonably approximated the carrying values of $100 million at both September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, the fair values of the U.S. Notes (2023) were approximately $601 million and $615 million, respectively, compared to a carrying value of $600 million. As of September 30, 2018 and December 31, 2017, the fair values of the Euro Notes (2024) were approximately $615 million and $658 million compared to carrying values of $580 million and $600 million, respectively. As of September 30, 2018, the fair value of the Euro Notes (2026/28) approximated the carrying value of $1.2 billion.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2018 to assume these obligations. The fair value of our U.S. Notes (2023) is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 13. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. The defined benefit plans are generally frozen to new participants and, in some cases, existing participants no longer accrue benefits. As of September 30, 2018 and December 31, 2017, the aggregate funded status of the defined benefit plans was a liability of $111 million and $46 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets. Of the liability at September 30, 2018, $75 million was related to our acquisition of Stahlgruber on May 30, 2018.
Net periodic benefit expense for our defined benefit plans included the following components for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$628	$1,126	$1,612	$2,902
Interest cost	996	750	2,442	2,091
Expected return on plan assets	(720)	(507)	(2,220)	(1,059)
Amortization of prior service credit	—	(71)	—	(201)
Amortization of actuarial (gain) loss	21	(129)	97	(720)
Net periodic benefit expense	$925	$1,169	$1,931	$3,013
For the three and nine months ended September 30, 2018, the service cost component of net periodic benefit expense was classified in Selling, general and administrative expenses, while the other components of net periodic benefit expense were classified in Other income, net in our Unaudited Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2017, all components of net periodic benefit expense were included in Selling, general, and administrative expenses in our Unaudited Condensed Consolidated Statements of Income.
During the nine months ended September 30, 2018, we contributed $12 million to our pension plans. We estimate that contributions to our pension plans during the last three months of 2018 will be $1 million.

Note 14. Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at September 30, 2018 are as follows (in thousands):

Three months ending December 31, 2018	$72,780
Years ending December 31:
2019	271,642
2020	226,936
2021	179,921
2022	144,700
2023	122,149
Thereafter	689,583
Future Minimum Lease Payments	$1,707,711
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
Our effective income tax rate for the nine months ended September 30, 2018 was 25.2%, compared to 33.5% for the comparable prior year period. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017. Partially offsetting this decrease was a 1.0% increase in the effective income tax rate as a result of the Stahlgruber acquisition, including non-deductible interest and acquisition related expenses, as well as the higher effective tax rate in Germany. The effective tax rate also reflects the impact of net favorable discrete items of approximately $12 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively. The net favorable discrete items are primarily composed of a $10 million favorable adjustment to the Tax Act transition tax for the nine months ended September 30, 2018, as well as $4 million and $7 million for the nine months ended September 30, 2018 and 2017, respectively, for excess tax benefits from stock-based payments. The year over year change in discrete items decreased the effective tax rate by 0.6% compared to the prior year.
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
As a result of the Tax Act, in 2017, we recognized a provisional tax liability of $51 million related to the one-time transition tax on historical foreign earnings, payable over a period of eight years. We also recorded a provisional decrease to net U.S. deferred tax liabilities of $73 million. For a description of the impact of the Tax Act for the year ended December 31, 2017, refer to Note 13, "Income Taxes" of our financial statements as of and for the year ended December 31, 2017 included in the 2017 Form 10-K. During the nine-month period ended September 30, 2018, we recorded a $10 million favorable adjustment to the provisional amount recognized in 2017 related to the transition tax. We continue to gather the information necessary to finalize the provisional amounts. Our estimates could be affected as we gain a more thorough understanding of the Tax Act from additional guidance issued by the U.S. tax authorities. Changes to the provisional estimates of the tax effect of the Tax Act will be recorded as a discrete item in the interim period the amounts are considered complete.
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

The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended September 30, 2018
Revenue:
Third Party	$1,262,657	$1,470,856	$388,865	$—	$3,122,378
Intersegment	142	—	1,196	(1,338)	—
Total segment revenue	$1,262,799	$1,470,856	$390,061	$(1,338)	$3,122,378
Segment EBITDA	$154,049	$129,358	$42,937	$—	$326,344
Depreciation and amortization (1)	22,151	52,139	7,183	—	81,473
Three Months Ended September 30, 2017
Revenue:
Third Party	$1,181,756	$954,522	$329,522	$—	$2,465,800
Intersegment	187	—	1,072	(1,259)	—
Total segment revenue	$1,181,943	$954,522	$330,594	$(1,259)	$2,465,800
Segment EBITDA	$152,627	$79,294	$35,114	$—	$267,035
Depreciation and amortization (1)	22,104	32,326	5,472	—	59,902

	North America	Europe	Specialty	Eliminations	Consolidated
Nine Months Ended September 30, 2018
Revenue:
Third Party	$3,927,282	$3,795,439	$1,151,172	$—	$8,873,893
Intersegment	526	—	3,554	(4,080)	—
Total segment revenue	$3,927,808	$3,795,439	$1,154,726	$(4,080)	$8,873,893
Segment EBITDA	$506,772	$315,785	$140,974	$—	$963,531
Depreciation and amortization (1)	64,985	124,697	21,295	—	210,977
Nine Months Ended September 30, 2017
Revenue:
Third Party	$3,596,108	$2,665,170	$1,005,776	$—	$7,267,054
Intersegment	589	—	3,222	(3,811)	—
Total segment revenue	$3,596,697	$2,665,170	$1,008,998	$(3,811)	$7,267,054
Segment EBITDA	$502,494	$241,537	$119,133	$—	$863,164
Depreciation and amortization (1)	64,305	85,809	16,394	—	166,508

(1)	Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments, or divestitures and equity in losses and earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding noncontrolling interest, discontinued operations, depreciation, amortization, interest and income tax expense.
The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$134,480	$122,381	$445,109	$409,573
Less: net income attributable to noncontrolling interest	378	—	1,040	—
Net income attributable to LKQ stockholders	134,102	122,381	444,069	409,573
Subtract:
Net loss from discontinued operations	—	—	—	(4,531)
Net income from continuing operations attributable to LKQ stockholders	134,102	122,381	444,069	414,104
Add:
Depreciation and amortization	76,701	56,877	196,322	159,178
Depreciation and amortization - cost of goods sold	4,772	3,025	14,655	7,330
Interest expense, net	40,860	25,222	107,647	73,806
Provision for income taxes	46,068	58,189	156,427	206,206
EBITDA	302,503	265,694	919,120	860,624
Subtract:
Equity in (losses) earnings of unconsolidated subsidiaries (1)	(20,284)	2,673	(18,326)	3,878
Fair value gain on Mekonomen derivative instrument (1)	2,509	—	2,509	—
Gains on bargain purchases (2)	—	913	328	3,990
Add:
Restructuring and acquisition related expenses (3)	6,614	4,922	26,546	10,371
Inventory step-up adjustment - acquisition related	—	—	403	—
Impairment of net assets held for sale	—	—	2,438	—
Change in fair value of contingent consideration liabilities	(548)	5	(465)	37
Segment EBITDA	$326,344	$267,035	$963,531	$863,164

(1)	See Note 4, "Financial Statement Information," for further information.

(2)	Reflects the gains on bargain purchases related to our acquisitions of a wholesale business in Europe and Andrew Page. See Note 2, "Business Combinations," for further information.

(3)	See Note 6, "Restructuring and Acquisition Related Expenses," for further information.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Capital Expenditures
North America	$27,996	$31,021	$86,864	$69,934
Europe	23,904	12,119	69,582	55,253
Specialty	4,442	852	15,317	6,752
Discontinued operations	—	—	—	3,598
Total capital expenditures	$56,342	$43,992	$171,763	$135,537

The following table presents assets by reportable segment (in thousands):

	September 30,	December 31,
	2018	2017
Receivables, net
North America	$437,429	$379,666
Europe (1)	696,106	555,372
Specialty	122,341	92,068
Total receivables, net (2)	1,255,876	1,027,106
Inventories
North America	1,058,310	1,076,393
Europe (1)	1,391,578	964,068
Specialty	345,006	340,322
Total inventories	2,794,894	2,380,783
Property, Plant and Equipment, net
North America	560,918	537,286
Europe (1)	554,550	293,539
Specialty	85,535	82,264
Total property, plant and equipment, net	1,201,003	913,089
Equity Method Investments
North America	16,075	336
Europe (3)	141,334	208,068
Total equity method investments	157,409	208,404
Other unallocated assets	6,176,154	4,837,490
Total assets	$11,585,336	$9,366,872

(1)
The increase in assets for the Europe segment is primarily attributable to the Stahlgruber acquisition. Refer to Note 2, “Business Combinations,” for further detail on the opening balance sheet amounts.

(2)	Refer to Note 4, "Financial Statement Information," for the increase in total receivables, net compared to December 31, 2017 as a result of the adoption of ASC 606.

(3)	Refer to Note 4, "Financial Statement Information," for further information.
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
Our largest countries of operation are the U.S., followed by the U.K. and Germany. Our other European operations are located in the Netherlands, Belgium, Italy, Czech Republic, Austria, Poland, Slovakia and other European countries. Our operations in other countries include operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
United States	$1,535,557	$1,395,495	$4,716,927	$4,268,600
United Kingdom	408,474	399,155	1,294,155	1,171,829
Germany	415,748	549	564,698	862
Other countries	762,599	670,601	2,298,113	1,825,763
Total revenue	$3,122,378	$2,465,800	$8,873,893	$7,267,054

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2018	2017
Long-lived Assets
United States	$609,562	$583,236
Germany	210,344	41
United Kingdom	170,940	178,021
Other countries	210,157	151,791
Total long-lived assets	$1,201,003	$913,089

Note 17. Subsequent Event
On October 25, 2018, we announced that our Board of Directors authorized a stock repurchase program under which we may purchase up to $500 million of our common stock from time to time through October 25, 2021. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.

Note 18. Condensed Consolidating Financial Information
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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,550,301	$1,609,525	$(37,448)	$3,122,378
Cost of goods sold	—	934,913	1,027,715	(37,448)	1,925,180
Gross margin	—	615,388	581,810	—	1,197,198
Selling, general and administrative expenses	6,725	434,965	437,460	—	879,150
Restructuring and acquisition related expenses	—	1,638	4,976	—	6,614
Depreciation and amortization	34	25,238	51,429	—	76,701
Operating (loss) income	(6,759)	153,547	87,945	—	234,733
Other expense (income):
Interest expense (income), net	16,191	(193)	24,862	—	40,860
Intercompany interest (income) expense, net	(15,121)	10,014	5,107	—	—
Other income, net	(178)	(3,514)	(3,267)	—	(6,959)
Total other expense, net	892	6,307	26,702	—	33,901
(Loss) income before (benefit) provision for income taxes	(7,651)	147,240	61,243	—	200,832
(Benefit) provision for income taxes	(12,008)	41,875	16,201	—	46,068
Equity in losses of unconsolidated subsidiaries	—	(156)	(20,128)	—	(20,284)
Equity in earnings of subsidiaries	129,745	4,467	—	(134,212)	—
Net income	134,102	109,676	24,914	(134,212)	134,480
Less: net income attributable to noncontrolling interest	—	—	378	—	378
Net income attributable to LKQ stockholders	$134,102	$109,676	$24,536	$(134,212)	$134,102

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,433,742	$1,069,682	$(37,624)	$2,465,800
Cost of goods sold	—	861,078	685,470	(37,624)	1,508,924
Gross margin	—	572,664	384,212	—	956,876
Selling, general and administrative expenses	7,861	394,926	293,191	—	695,978
Restructuring and acquisition related expenses	—	1,473	3,449	—	4,922
Depreciation and amortization	29	25,005	31,843	—	56,877
Operating (loss) income	(7,890)	151,260	55,729	—	199,099
Other expense (income):
Interest expense, net	16,232	57	8,933	—	25,222
Intercompany interest (income) expense, net	(2,389)	(2,814)	5,203	—	—
Gain on bargain purchase	—	—	(913)	—	(913)
Other expense (income), net	32	(4,011)	872	—	(3,107)
Total other expense (income), net	13,875	(6,768)	14,095	—	21,202
(Loss) income before (benefit) provision for income taxes	(21,765)	158,028	41,634	—	177,897
(Benefit) provision for income taxes	(8,436)	56,920	9,705	—	58,189
Equity in earnings of unconsolidated subsidiaries	—	—	2,673	—	2,673
Equity in earnings of subsidiaries	135,710	6,674	—	(142,384)	—
Net income	$122,381	$107,782	$34,602	$(142,384)	$122,381

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,768,292	$4,216,417	$(110,816)	$8,873,893
Cost of goods sold	—	2,869,499	2,702,162	(110,816)	5,460,845
Gross margin	—	1,898,793	1,514,255	—	3,413,048
Selling, general and administrative expenses	25,538	1,292,455	1,154,092	—	2,472,085
Restructuring and acquisition related expenses	—	1,968	24,578	—	26,546
Depreciation and amortization	84	74,102	122,136	—	196,322
Operating (loss) income	(25,622)	530,268	213,449	—	718,095
Other expense (income):
Interest expense (income), net	52,004	(94)	55,737	—	107,647
Intercompany interest (income) expense, net	(45,927)	29,559	16,368	—	—
Gains on bargain purchases	—	—	(328)	—	(328)
Other (income) expense, net	(1,076)	(13,793)	5,783	—	(9,086)
Total other expense, net	5,001	15,672	77,560	—	98,233
(Loss) income before (benefit) provision for income taxes	(30,623)	514,596	135,889	—	619,862
(Benefit) provision for income taxes	(19,656)	141,295	34,788	—	156,427
Equity in losses of unconsolidated subsidiaries	—	(156)	(18,170)	—	(18,326)
Equity in earnings of subsidiaries	455,036	14,028	—	(469,064)	—
Net income	444,069	387,173	82,931	(469,064)	445,109
Less: net income attributable to noncontrolling interest	—	—	1,040	—	1,040
Net income attributable to LKQ stockholders	$444,069	$387,173	$81,891	$(469,064)	$444,069

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,374,693	$3,001,386	$(109,025)	$7,267,054
Cost of goods sold	—	2,613,540	1,910,561	(109,025)	4,415,076
Gross margin	—	1,761,153	1,090,825	—	2,851,978
Selling, general and administrative expenses	26,209	1,165,897	810,959	—	2,003,065
Restructuring and acquisition related expenses	—	4,010	6,361	—	10,371
Depreciation and amortization	89	73,072	86,017	—	159,178
Operating (loss) income	(26,298)	518,174	187,488	—	679,364
Other expense (income):
Interest expense, net	48,904	281	24,621	—	73,806
Intercompany interest (income) expense, net	(10,221)	(4,530)	14,751	—	—
Gains on bargain purchases	—	—	(3,990)	—	(3,990)
Other expense (income), net	286	(8,247)	1,077	—	(6,884)
Total other expense (income), net	38,969	(12,496)	36,459	—	62,932
(Loss) income from continuing operations before (benefit) provision for income taxes	(65,267)	530,670	151,029	—	616,432
(Benefit) provision for income taxes	(27,034)	200,321	32,919	—	206,206
Equity in earnings of unconsolidated subsidiaries	—	—	3,878	—	3,878
Equity in earnings of subsidiaries	452,337	17,282	—	(469,619)	—
Income from continuing operations	414,104	347,631	121,988	(469,619)	414,104
Net (loss) income from discontinued operations	(4,531)	(4,531)	2,050	2,481	(4,531)
Net income	$409,573	$343,100	$124,038	$(467,138)	$409,573

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$134,102	$109,676	$24,914	$(134,212)	$134,480
Less: net income attributable to noncontrolling interest	—	—	378	—	378
Net income attributable to LKQ stockholders	134,102	109,676	24,536	(134,212)	134,102

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(20,951)	1,686	(23,901)	22,215	(20,951)
Net change in unrealized gains/losses on cash flow hedges, net of tax	304	—	—	—	304
Net change in unrealized gains/losses on pension plans, net of tax	1,274	1,246	28	(1,274)	1,274
Net change in other comprehensive income from unconsolidated subsidiaries	643	—	643	(643)	643
Other comprehensive (loss) income	(18,730)	2,932	(23,230)	20,298	(18,730)

Comprehensive income	115,372	112,608	1,684	(113,914)	115,750
Less: comprehensive income attributable to noncontrolling interest	—	—	378	—	378
Comprehensive income attributable to LKQ stockholders	$115,372	$112,608	$1,306	$(113,914)	$115,372

	For the Three Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$122,381	$107,782	$34,602	$(142,384)	$122,381
Other comprehensive income (loss):
Foreign currency translation, net of tax	59,618	3,590	62,734	(66,324)	59,618
Net change in unrecognized gains/losses on cash flow hedges, net of tax	(1,776)	—	—	—	(1,776)
Net change in unrealized gains/losses on pension plans, net of tax	(150)	—	(150)	150	(150)
Net change in other comprehensive loss from unconsolidated subsidiaries	(1,034)	—	(1,034)	1,034	(1,034)
Total other comprehensive income	56,658	3,590	61,550	(65,140)	56,658
Total comprehensive income	$179,039	$111,372	$96,152	$(207,524)	$179,039

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$444,069	$387,173	$82,931	$(469,064)	$445,109
Less: net income attributable to noncontrolling interest	—	—	1,040	—	1,040
Net income attributable to LKQ stockholders	444,069	387,173	81,891	(469,064)	444,069

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(77,630)	(2,800)	(81,456)	84,256	(77,630)
Net change in unrealized gains/losses on cash flow hedges, net of tax	5,964	—	—	—	5,964
Net change in unrealized gains/losses on pension plans, net of tax	(154)	(239)	85	154	(154)
Net change in other comprehensive income from unconsolidated subsidiaries	2,160	—	2,160	(2,160)	2,160
Other comprehensive loss	(69,660)	(3,039)	(79,211)	82,250	(69,660)

Comprehensive income	374,409	384,134	3,720	(386,814)	375,449
Less: comprehensive income attributable to noncontrolling interest	—	—	1,040	—	1,040
Comprehensive income attributable to LKQ stockholders	$374,409	$384,134	$2,680	$(386,814)	$374,409

	For the Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$409,573	$343,100	$124,038	$(467,138)	$409,573
Other comprehensive income (loss):
Foreign currency translation, net of tax	174,794	17,565	176,769	(194,334)	174,794
Net change in unrecognized gains/losses on cash flow hedges, net of tax	457	(133)	—	133	457
Net change in unrealized gains/losses on pension plans, net of tax	(4,053)	(3,253)	(800)	4,053	(4,053)
Net change in other comprehensive loss from unconsolidated subsidiaries	(1,635)	—	(1,635)	1,635	(1,635)
Total other comprehensive income	169,563	14,179	174,334	(188,513)	169,563
Total comprehensive income	$579,136	$357,279	$298,372	$(655,651)	$579,136

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$48,265	$31,082	$261,999	$—	$341,346
Receivables, net	341	366,781	888,754	—	1,255,876
Intercompany receivables, net	7,173	—	20,573	(27,746)	—
Inventories	—	1,323,201	1,471,693	—	2,794,894
Prepaid expenses and other current assets	15,452	94,787	90,705	—	200,944
Total current assets	71,231	1,815,851	2,733,724	(27,746)	4,593,060
Property, plant and equipment, net	845	589,898	610,260	—	1,201,003
Intangible assets:
Goodwill	—	2,005,560	2,469,706	—	4,475,266
Other intangibles, net	286	280,229	672,857	—	953,372
Investment in subsidiaries	5,351,986	114,721	—	(5,466,707)	—
Intercompany notes receivable	1,067,356	14,958	—	(1,082,314)	—
Equity method investments	—	16,075	141,334	—	157,409
Other assets	90,293	38,434	76,499	—	205,226
Total assets	$6,581,997	$4,875,726	$6,704,380	$(6,576,767)	$11,585,336
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,615	$345,660	$593,472	$—	$941,747
Intercompany payables, net	—	20,573	7,173	(27,746)	—
Accrued expenses:
Accrued payroll-related liabilities	7,169	48,463	97,904	—	153,536
Other accrued expenses	12,656	106,543	239,013	—	358,212
Refund liability	—	54,554	52,178	—	106,732
Other current liabilities	283	18,210	38,595	—	57,088
Current portion of long-term obligations	—	2,317	116,048	—	118,365
Total current liabilities	22,723	596,320	1,144,383	(27,746)	1,735,680
Long-term obligations, excluding current portion	1,569,387	14,027	2,666,723	—	4,250,137
Intercompany notes payable	—	617,389	464,925	(1,082,314)	—
Deferred income taxes	9,715	115,924	199,898	—	325,537
Other noncurrent liabilities	139,712	98,133	138,721	—	376,566
Stockholders' equity:
Total Company stockholders’ equity	4,840,460	3,433,933	2,032,774	(5,466,707)	4,840,460
Noncontrolling interest	—	—	56,956	—	56,956
Total stockholders’ equity	4,840,460	3,433,933	2,089,730	(5,466,707)	4,897,416
Total liabilities and stockholders' equity	$6,581,997	$4,875,726	$6,704,380	$(6,576,767)	$11,585,336

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34,360	$35,131	$210,275	$—	$279,766
Receivables, net	—	290,958	736,148	—	1,027,106
Intercompany receivables, net	2,669	3,010	230	(5,909)	—
Inventories	—	1,334,766	1,046,017	—	2,380,783
Prepaid expenses and other current assets	34,136	44,849	55,494	—	134,479
Total current assets	71,165	1,708,714	2,048,164	(5,909)	3,822,134
Property, plant and equipment, net	910	563,262	348,917	—	913,089
Intangible assets:
Goodwill	—	2,010,209	1,526,302	—	3,536,511
Other intangibles, net	—	291,036	452,733	—	743,769
Investment in subsidiaries	5,952,687	102,931	—	(6,055,618)	—
Intercompany notes receivable	1,156,550	782,638	—	(1,939,188)	—
Equity method investments	—	336	208,068	—	208,404
Other assets	70,590	33,597	38,778	—	142,965
Total assets	$7,251,902	$5,492,723	$4,622,962	$(8,000,715)	$9,366,872
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,742	$340,951	$441,920	$—	$788,613
Intercompany payables, net	—	230	5,679	(5,909)	—
Accrued expenses:
Accrued payroll-related liabilities	9,448	65,811	68,165	—	143,424
Other accrued expenses	5,219	95,900	117,481	—	218,600
Other current liabilities	282	27,066	18,379	—	45,727
Current portion of long-term obligations	16,468	1,912	107,980	—	126,360
Total current liabilities	37,159	531,870	759,604	(5,909)	1,322,724
Long-term obligations, excluding current portion	2,095,826	7,372	1,174,422	—	3,277,620
Intercompany notes payable	750,000	677,708	511,480	(1,939,188)	—
Deferred income taxes	12,402	116,021	123,936	—	252,359
Other noncurrent liabilities	158,346	101,189	47,981	—	307,516
Stockholders' equity:
Total Company stockholders’ equity	4,198,169	4,058,563	1,997,055	(6,055,618)	4,198,169
Noncontrolling interest	—	—	8,484	—	8,484
Total stockholders’ equity	4,198,169	4,058,563	2,005,539	(6,055,618)	4,206,653
Total liabilities and stockholders' equity	$7,251,902	$5,492,723	$4,622,962	$(8,000,715)	$9,366,872

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$334,226	$142,626	$97,506	$(53,191)	$521,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(315)	(93,063)	(78,385)	—	(171,763)
Investment and intercompany note activity with subsidiaries	73,096	—	—	(73,096)	—
Return of investment in subsidiaries	152,443	—	—	(152,443)	—
Acquisitions, net of cash acquired	—	(2,888)	(1,203,179)	—	(1,206,067)
Investments in unconsolidated subsidiaries	—	(11,066)	—	—	(11,066)
Receipts of deferred purchase price on receivables under factoring arrangements	—	224,753	9,410	(224,753)	9,410
Other investing activities, net	887	2,162	4,921	—	7,970
Net cash provided by (used in) investing activities	226,111	119,898	(1,267,233)	(450,292)	(1,371,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,772	—	—	—	3,772
Taxes paid related to net share settlements of stock-based compensation awards	(4,768)	—	—	—	(4,768)
Debt issuance costs	(1,354)	—	(15,584)	—	(16,938)
Proceeds from issuance of Euro Notes (2026/28)	—	—	1,232,100	—	1,232,100
Borrowings under revolving credit facilities	304,000	—	721,496	—	1,025,496
Repayments under revolving credit facilities	(732,897)	—	(377,138)	—	(1,110,035)
Repayments under term loans	(114,800)	—	—	—	(114,800)
(Repayments) borrowings of other debt, net	(385)	101	(38,411)	—	(38,695)
Other financing activities, net	—	—	3,182	—	3,182
Investment and intercompany note activity with parent	—	(62,763)	(10,333)	73,096	—
Dividends	—	(203,448)	(226,939)	430,387	—
Net cash (used in) provided by financing activities	(546,432)	(266,110)	1,288,373	503,483	979,314
Effect of exchange rate changes on cash and cash equivalents	—	(463)	(66,922)	—	(67,385)
Net increase (decrease) in cash and cash equivalents	13,905	(4,049)	51,724	—	61,580
Cash and cash equivalents, beginning of period	34,360	35,131	210,275	—	279,766
Cash and cash equivalents, end of period	$48,265	$31,082	$261,999	$—	$341,346

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$227,314	$162,114	$108,095	$(48,280)	$449,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(509)	(70,292)	(64,736)	—	(135,537)
Investment and intercompany note activity with subsidiaries	296,561	—	—	(296,561)	—
Acquisitions, net of cash acquired	—	(79,496)	(173,171)	—	(252,667)
Proceeds from disposals of business/investment	—	305,740	(4,443)	—	301,297
Investments in unconsolidated subsidiaries	—	(2,200)	(4,914)	—	(7,114)
Receipts of deferred purchase price on receivables under factoring arrangements (1)	—	226,395	—	(226,395)	—
Other investing activities, net	—	3,100	6,764	—	9,864
Net cash provided by (used in) investing activities	296,052	383,247	(240,500)	(522,956)	(84,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,465	—	—	—	6,465
Taxes paid related to net share settlements of stock-based compensation awards	(5,095)	—	—	—	(5,095)
Borrowings under revolving credit facilities	187,000	—	237,976	—	424,976
Repayments under revolving credit facilities	(694,896)	—	(75,988)	—	(770,884)
Repayments under term loans	(27,884)	—	—	—	(27,884)
Borrowings under receivables securitization facility	—	—	8,525	—	8,525
Repayments under receivables securitization facility	—	—	(9,925)	—	(9,925)
(Repayments) borrowings of other debt, net	(1,700)	(1,238)	27,460	—	24,522
Payments of other obligations	—	(1,336)	(743)	—	(2,079)
Other financing activities, net	—	5,000	(684)	—	4,316
Investment and intercompany note activity with parent	—	(286,530)	(10,031)	296,561	—
Dividends	—	(274,675)	—	274,675	—
Net cash (used in) provided by financing activities	(536,110)	(558,779)	176,590	571,236	(347,063)
Effect of exchange rate changes on cash and cash equivalents	—	322	22,216	—	22,538
Net (decrease) increase in cash and cash equivalents	(12,744)	(13,096)	66,401	—	40,561
Cash and cash equivalents of continuing operations, beginning of period	33,030	35,360	159,010	—	227,400
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	149	6,967	—	7,116
Cash and cash equivalents of continuing and discontinued operations, beginning of period	33,030	35,509	165,977	—	234,516
Cash and cash equivalents, end of period	$20,286	$22,413	$232,378	$—	$275,077

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
Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by original equipment manufacturers ("OEMs"); new products produced by companies other than the OEMs, which are referred to as aftermarket products; recycled products obtained from salvage and total loss vehicles; recycled products that have been refurbished; and recycled products that have been remanufactured. We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products; recycled collision and mechanical products; refurbished collision products such as wheels, bumper covers and lights; and remanufactured engines and transmissions. Collectively, we refer to the four sources that are not new OEM products as alternative parts.
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
During the three months ended September 30, 2018, we acquired three wholesale businesses in Europe.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2017 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the nine months ended September 30, 2018.
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
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.7%	61.2%	61.5%	60.8%
Gross margin	38.3%	38.8%	38.5%	39.2%
Selling, general and administrative expenses	28.2%	28.2%	27.9%	27.6%
Restructuring and acquisition related expenses	0.2%	0.2%	0.3%	0.1%
Depreciation and amortization	2.5%	2.3%	2.2%	2.2%
Operating income	7.5%	8.1%	8.1%	9.3%
Other expense, net	1.1%	0.9%	1.1%	0.9%
Income from continuing operations before provision for income taxes	6.4%	7.2%	7.0%	8.5%
Provision for income taxes	1.5%	2.4%	1.8%	2.8%
Equity in (losses) earnings of unconsolidated subsidiaries	(0.6)%	0.1%	(0.2)%	0.1%
Income from continuing operations	4.3%	5.0%	5.0%	5.7%
Net loss from discontinued operations	—%	—%	—%	(0.1)%
Net income	4.3%	5.0%	5.0%	5.6%
Less: net income attributable to noncontrolling interest	0.0%	—%	0.0%	—%
Net income attributable to LKQ stockholders	4.3%	5.0%	5.0%	5.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	September 30,		Percentage Change in Revenue
	2018	2017	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$2,961,981	$2,333,757	4.3%	23.2%	(0.6)%	26.9%
Other revenue	160,397	132,043	18.9%	2.7%	(0.1)%	21.5%
Total revenue	$3,122,378	$2,465,800	5.1%	22.1%	(0.6)%	26.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 26.9% represented increases in segment revenue of 5.5% in North America, 53.7% in Europe and 18.0% in Specialty. The increase in other revenue of 21.5% was primarily driven by a $25 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the third quarter of 2018 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold increased to 61.7% of revenue in the three months ended September 30, 2018 from 61.2% of revenue in the comparable prior year quarter. The increase in cost of goods sold as a percentage of revenue was primarily related to (i) a 0.2% increase from our North America segment and (ii) a 0.2% increase attributable to mix. With our Stahlgruber acquisition, the lower margin Europe segment makes up a larger percentage of the consolidated results and has a dilutive effect on the gross margin percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue remained at 28.2% for the three months ended September 30, 2018, the same as the prior year period, as a result of a 0.2% increase in SG&A expenses attributable our North America segment offset by a 0.2% decrease attributable to our Europe segment, which was primarily related to our acquisition of Stahlgruber. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2018		2017		Change
Restructuring expenses	$5,445	(1)	$1,545	(2)	$3,900
Acquisition related expenses	1,169	(3)	3,377	(4)	(2,208)
Total restructuring and acquisition related expenses	$6,614		$4,922		$1,692

(1)
Restructuring expenses for the three months ended September 30, 2018 primarily consisted of $4 million related to the integration of our acquisition of Andrew Page and $1 million related to our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Restructuring expenses for the three months ended September 30, 2017 consisted of $1 million for each of our Europe and Specialty segments, primarily related to the integration of acquired businesses in these segments. These integration activities included the closure of duplicate facilities and termination of employees.

(3)	Acquisition related expenses for the quarter ended September 30, 2018 included $1 million of costs related to our acquisition of Stahlgruber.

(4)
Acquisition related expenses for the quarter ended September 30, 2017 included $2 million of costs for our acquisition of Andrew Page, primarily related to legal and other professional fees associated with the U.K. Competition and Markets Authority ("CMA") review. The remaining acquisition related costs for the quarter ended September 30, 2017 consisted of external costs for completed acquisitions and acquisitions that were pending as of September 30, 2017.

See Note 6, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2018	2017	Change
Depreciation	$34,775	$31,179	$3,596	(1)
Amortization	41,926	25,698	16,228	(2)
Total depreciation and amortization	$76,701	$56,877	$19,824

(1)	The increase in depreciation expense primarily reflected an increase of $3 million from our acquisition of Stahlgruber.

(2)	The increase in amortization expense primarily reflected an increase of $16 million from our acquisition of Stahlgruber.
Other Expense, Net. The following table summarizes the components of the quarter-over-quarter increase in other expense, net (in thousands):

Other expense, net for the three months ended September 30, 2017	$21,202
Increase (decrease) due to:
Interest expense, net	15,638	(1)
Gains on bargain purchases	913	(2)
Other expense (income), net	(3,852)	(3)
Net increase	12,699
Other expense, net for the three months ended September 30, 2018	$33,901

(1)	Additional interest primarily related to higher outstanding debt during the third quarter of 2018 compared to the prior year period (including the borrowings under our Euro Notes (2026/28)).

(2)
In October 2016, we acquired Andrew Page out of receivership. We recorded a gain on bargain purchase of $8 million in the fourth quarter of 2016, as the fair value of the net assets acquired exceeded the purchase price. During the third quarter of 2017, we increased the gain on bargain purchase for this acquisition by $1 million as a result of changes to our estimate of the fair value of net assets acquired.

(3)
The increase in other income primarily consisted of a $3 million fair value gain recorded during the third quarter of 2018 related to a preferential rights issue to subscribe for new shares in Mekonomen at a discounted share price. See Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. The remaining increase in other income was related to a number of individually insignificant fluctuations.

Provision for Income Taxes. Our effective income tax rate was 22.9% for the three months ended September 30, 2018, compared to 32.7% for the three months ended September 30, 2017. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017. Partially offsetting this decrease was a 1.0% increase in the effective income tax rate as a result of the Stahlgruber acquisition, including non-deductible interest and acquisition related expenses, as well as the higher effective tax rate in Germany. We expect 0.6% of the increase to our effective tax rate to be non-recurring, as it relates to one-time financing and acquisition related costs for Stahlgruber. The effective tax rate also reflects the impact of favorable discrete items including (i) a $10 million favorable adjustment to the Tax Act transition tax for the three months ended September 30, 2018 and (ii) approximately $1 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, for excess tax benefits from stock-based payments. The quarter over quarter change in these discrete items decreased the effective tax rate by 4.3% compared to the prior year.
Equity in (Losses) Earnings of Unconsolidated Subsidiaries. Equity in (losses) earnings of unconsolidated subsidiaries for the three months ended September 30, 2018 and 2017 primarily related to our investment in Mekonomen. During the three months ended September 30, 2018, we recorded a $23 million other-than-temporary impairment related to our investment in Mekonomen. See Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge. The impairment charge is excluded from our calculation of Segment EBITDA. See Note 16, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for our reconciliation of Net Income to Segment EBITDA.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended September 30, 2017, the Canadian dollar, euro, and pound sterling rates used to translate the 2018 statements of income decreased by 4.1%, 1.0%, and 0.5%, respectively, and the Czech koruna rate increased by 0.3%, compared to the prior year period. The translation effect of the change in foreign currencies against the U.S. dollar and realized and unrealized currency losses for the three months ended September 30, 2018 resulted in a negative effect of less than half a penny on diluted earnings per share from continuing operations relative to the prior year third quarter.
Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest for the three months ended September 30, 2018 primarily related to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition. We reported no income or loss attributable to the noncontrolling interest in the prior year period.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Nine Months Ended
	September 30,		Percentage Change in Revenue
	2018	2017	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$8,379,337	$6,872,581	5.1%	14.3%	2.5%	21.9%
Other revenue	494,556	394,473	23.9%	1.5%	0.1%	25.4%
Total revenue	$8,873,893	$7,267,054	6.1%	13.6%	2.4%	22.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 21.9% represented increases in segment revenue of 7.5% in North America, 42.2% in Europe and 14.5% in Specialty. The increase in other revenue of 25.4% was primarily driven by a $94 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the nine months ended September 30, 2018 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold increased to 61.5% of revenue in the nine months ended September 30, 2018 from 60.8% of revenue in the comparable prior year period. Cost of goods sold increased 0.5% and 0.4% as a result of our Europe and North America segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue increased to 27.9% in the nine months ended September 30, 2018 from 27.6% in the nine months ended September 30, 2017, primarily as a result of a 0.2% increase from our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2018		2017		Change
Restructuring expenses	$9,577	(1)	$2,241	(2)	$7,336
Acquisition related expenses	16,969	(3)	8,130	(4)	8,839
Total restructuring and acquisition related expenses	$26,546		$10,371		$16,175

(1)
Restructuring expenses for the nine months ended September 30, 2018 primarily consisted of $8 million related to the integration of our acquisition of Andrew Page and $2 million related to our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Restructuring expenses of $1 million in each of our Specialty and Europe segments for the nine months ended September 30, 2017 were primarily related to the integration of acquired businesses in these segments. These integration activities included the closure of duplicate facilities and termination of employees.

(3)
Acquisition related expenses for the nine months ended September 30, 2018 primarily consisted of $15 million of costs for our acquisition of Stahlgruber. The remaining costs related to other completed acquisitions and acquisitions that were pending as of September 30, 2018.

(4)
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
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2018	2017	Change
Depreciation	$100,576	$85,547	$15,029	(1)
Amortization	95,746	73,631	22,115	(2)
Total depreciation and amortization	$196,322	$159,178	$37,144

(1)
The increase in depreciation expense primarily reflected an increase of $13 million in our Europe segment, composed of (i) $5 million of incremental depreciation expense from our acquisition of Stahlgruber, (ii) a $3 million increase due to a measurement period adjustment recorded in the first nine months of 2017 related to our valuation procedures for our acquisition of Rhiag that reduced depreciation expense, (iii) $3 million of incremental depreciation expense from our acquisitions of aftermarket parts distribution businesses in Belgium and Poland in the third quarter of 2017, and (iv) a $2 million increase related to the impact of foreign currency translation, primarily due to increases in the pound sterling, euro, and Czech koruna exchange rates during the first nine months of 2018 compared to the prior year period.

(2)
The increase in amortization expense primarily reflected (i) an increase of $22 million from our acquisition of Stahlgruber, and (ii) an increase of $3 million from our acquisition of Warn, partially offset by (iii) individually insignificant fluctuations in amortization expense across our other businesses that netted to a $3 million decrease.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the nine months ended September 30, 2017	$62,932
Increase (decrease) due to:
Interest expense, net	33,841	(1)
Gains on bargain purchases	3,662	(2)
Other expense (income), net	(2,202)	(3)
Net increase	35,301
Other expense, net for the nine months ended September 30, 2018	$98,233

(1)
Additional interest primarily related to (i) an $26 million increase resulting from higher outstanding debt during the first nine months of 2018 compared to the prior year period (including the borrowings under our Euro Notes (2026/28)), (ii) a $5 million increase from higher interest rates on borrowings under our senior secured credit agreement compared to the prior year, and (iii) a $3 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the first nine months of 2018 compared to the prior year period.

(2)
In October 2016, we acquired Andrew Page out of receivership. We recorded a gain on bargain purchase of $8 million in the fourth quarter of 2016, as the fair value of the net assets acquired exceeded the purchase price. During 2017, we increased the gain on bargain purchase for this acquisition by $3 million as a result of changes to our estimate of the fair value of net assets acquired. We also recorded a gain on bargain purchase for another acquisition in Europe completed in the second quarter of 2017, as the fair value of the net assets acquired exceeded the purchase price. In the second quarter of 2018, we increased the gain on bargain purchase for this acquisition by an immaterial amount.

(3)
The increase in other income primarily consisted of (i) a $3 million fair value gain recorded during the third quarter of 2018 related to a preferential rights issue to subscribe for new shares at a discounted share price for our equity method investment in Mekonomen; see Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information, and (ii) a $2 million increase in other miscellaneous income, partially offset by (iii) a $3 million increase in foreign currency losses.

Provision for Income Taxes. Our effective income tax rate was 25.2% for the nine months ended September 30, 2018, compared to 33.5% for the nine months ended September 30, 2017. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% as a result of the enactment of the Tax Act in December 2017. Partially offsetting this decrease was a 1.0% increase in the effective income tax rate as a result of the Stahlgruber acquisition, including non-deductible interest and acquisition related expenses, as well as the higher effective tax rate in Germany. The effective tax rate also reflects the impact of net favorable discrete items of approximately $12 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively. The net favorable discrete items are primarily composed of a $10 million favorable adjustment to the Tax Act transition tax for the nine months ended September 30, 2018, as well as $4 million and $7 million for the nine months ended September 30, 2018 and 2017, respectively, for excess tax benefits from stock-based payments. The year over year change in discrete items decreased the effective tax rate by 0.6% compared to the prior year.
Equity in (Losses) Earnings of Unconsolidated Subsidiaries. Equity in (losses) earnings of unconsolidated subsidiaries for the nine months ended September 30, 2018 and 2017 primarily related to our investment in Mekonomen. During the nine months ended September 30, 2018, we recorded a $23 million other-than-temporary impairment related to our investment in Mekonomen. See Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge. The impairment charge is excluded from our calculation of Segment EBITDA. See Note 16, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for our reconciliation of Net Income to Segment EBITDA.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the nine months ended September 30, 2017, the Czech koruna, euro, pound sterling and Canadian dollar rates used to translate the 2018 statements of income increased by 11.2%, 7.2%, 5.9% and 1.4%, respectively. The translation effect of the change in foreign currencies against the U.S. dollar and realized and unrealized currency losses for the nine months ended September 30, 2018 resulted in a $0.02 positive effect on diluted earnings per share from continuing operations relative to the first nine months of the prior year.
Net Loss from Discontinued Operations. During the nine months ended September 30, 2017, we recorded a net loss from discontinued operations totaling $5 million; we had no discontinued operations in the current year period. Discontinued operations for 2017 represents the automotive glass manufacturing business of PGW, which we sold on March 1, 2017.
Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest for the nine months ended September 30, 2018 primarily related to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition. We reported no income or loss attributable to the noncontrolling interest in the prior year period.

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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% of Total Segment Revenue	2017	% of Total Segment Revenue	2018	% of Total Segment Revenue	2017	% of Total Segment Revenue
Third Party Revenue
North America	$1,262,657		$1,181,756		$3,927,282		$3,596,108
Europe	1,470,856		954,522		3,795,439		2,665,170
Specialty	388,865		329,522		1,151,172		1,005,776
Total third party revenue	$3,122,378		$2,465,800		$8,873,893		$7,267,054
Total Revenue
North America	$1,262,799		$1,181,943		$3,927,808		$3,596,697
Europe	1,470,856		954,522		3,795,439		2,665,170
Specialty	390,061		330,594		1,154,726		1,008,998
Eliminations	(1,338)		(1,259)		(4,080)		(3,811)
Total revenue	$3,122,378		$2,465,800		$8,873,893		$7,267,054
Segment EBITDA
North America	$154,049	12.2%	$152,627	12.9%	$506,772	12.9%	$502,494	14.0%
Europe	129,358	8.8%	79,294	8.3%	315,785	8.3%	241,537	9.1%
Specialty	42,937	11.0%	35,114	10.6%	140,974	12.2%	119,133	11.8%

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments, or divestitures and equity in losses and earnings of unconsolidated subsidiaries. EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding noncontrolling interest, discontinued operations, depreciation, amortization, interest and income tax expense. See Note 16, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
North America	2018	2017	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$1,109,067	$1,051,470	5.2%	(1)	0.5%	(0.3)%	5.5%
Other revenue	153,590	130,286	18.0%	(2)	0.0%	(0.1)%	17.9%
Total third party revenue	$1,262,657	$1,181,756	6.6%		0.5%	(0.3)%	6.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was largely attributable to favorable pricing and, to a lesser extent, increased sales volumes in our wholesale operations. The volume increases were primarily driven by incremental sales related to an agreement signed in December 2017 for the distribution of batteries.

(2)
The $23 million increase in other revenue primarily related to (i) a $12 million increase in revenue from scrap steel and other metals related to approximately equal impacts from higher prices and increased volumes year over year, (ii) a $4 million increase in core revenue primarily related to increased volumes year over year, and (iii) a $4 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices and, to a lesser extent, increased volumes, year over year.

(3)
Acquisition related growth in the third quarter of 2018 reflected revenue from our acquisition of four wholesale businesses from the beginning of the third quarter of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $1 million, or 0.9%, in the third quarter of 2018 compared to the prior year third quarter. Sequential decreases in scrap steel prices in our salvage and self service operations had an unfavorable impact of $7 million on North America Segment EBITDA during the third quarter of 2018, compared to a $2 million positive impact on the third quarter of 2017. This unfavorable impact resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2017	12.9%
Decrease due to:
Change in gross margin	(0.4)%	(1)
Change in segment operating expenses	(0.5)%	(2)
Change in other expense, net and net income attributable to noncontrolling interest	0.2%	(3)
Segment EBITDA for the three months ended September 30, 2018	12.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin primarily reflected an unfavorable impact of 0.6% from our self service operations, partially offset by a favorable impact of 0.4% from our wholesale operations. The decrease in self service gross margin is primarily attributable to declining scrap steel prices (as described in the introduction above). The increase in wholesale gross margin is primarily due to pricing changes as discussed in the revenue section above. The remaining change in gross margin was attributable to a number of individually insignificant factors that had an unfavorable impact of 0.2% in the aggregate.

(2)
The increase in segment operating expenses as a percentage of revenue primarily reflected a 0.5% increase in distribution related vehicle expenses and higher use of third party freight. The increase in distribution related vehicle expenses was primarily due to increases in fuel prices, other vehicle related costs and increased vehicle rental leases to handle incremental volumes.

(3)	The decrease in other expense, net was primarily due to net income attributable to noncontrolling interest and other miscellaneous non-operating expenses.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Europe	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,464,049	$952,765	2.0%	52.6%	(0.9)%	53.7%
Other revenue	6,807	1,757	88.3%	204.9%	(5.8)%	287.4%
Total third party revenue	$1,470,856	$954,522	2.2%	52.9%	(1.0)%	54.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services revenue growth for the quarter varied by geography. In our Eastern European operations, revenue grew in the mid-single digits due to both existing and new branches (we added 39 since the beginning of the third quarter of 2017). Favorable market conditions in the region, including the expanding car parc and population of older model year vehicles, have contributed to the growth. Our Western European operations experienced flat to low single digit growth in the quarter. While we expect to achieve lower organic growth rates in these more mature markets than in Eastern Europe, our revenue growth in the quarter was negatively impacted by competitor actions, economic conditions in certain countries and warmer than normal weather conditions.

(2)
Acquisition related growth for the three months ended September 30, 2018 included $469 million, or 49.1%, from our acquisition of Stahlgruber. The remainder of our acquired revenue growth included revenue from our acquisitions of 14 wholesale businesses in our Europe segment since the beginning of the third quarter of 2017 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates decreased our revenue growth by $9 million, or 1.0%, primarily due to the stronger U.S. dollar against the euro and pound sterling during the third quarter of 2018 relative to the comparable period of 2017.

Segment EBITDA. Segment EBITDA increased $50 million, or 63.1%, in the third quarter of 2018 compared to the third quarter of 2017. Our Europe Segment EBITDA included an immaterial year over year impact related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during 2017.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2017	8.3%
Increase (decrease) due to:
Change in gross margin	0.2%	(1)
Change in segment operating expenses	0.4%	(2)
Change in other expense, net and net income attributable to noncontrolling interest	(0.1)%
Segment EBITDA for the three months ended September 30, 2018	8.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin was due to (i) a 0.4% increase in our Benelux operations primarily due to the ongoing move from a three-step to a two-step distribution model as well as an increase in supplier rebates, (ii) a 0.3% favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment, and (iii) a 0.3% net increase due to mix related to our acquisition of Stahlgruber. The favorable effects were partially offset by (i) a 0.4% decrease in our U.K. operations primarily as a result of incremental costs related to the national distribution facility as well as higher inventory write-offs, partially offset by increased supplier rebates, (ii) a 0.3% decrease due to a mix shift to our Central and Eastern European operations, and (iii) several individually immaterial factors that had an unfavorable impact of 0.1% in the aggregate.

(2)	The decrease in segment operating expenses as a percentage of revenue was due to (i) a 0.4% decrease in personnel expenses primarily due to a reduction in incentive benefits in our U.K. operations, and (ii) a 0.3% decrease related to our acquisition of Stahlgruber. These favorable effects were partially offset by (i) a 0.2% increase in professional fees primarily due to new information technology projects and other system enhancements, and (ii) several individually immaterial factors that had an unfavorable impact of 0.1% in the aggregate.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Specialty	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange	Total Change
Parts & services revenue	$388,865	$329,522	8.0%	10.5%	(0.5)%	18.0%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$388,865	$329,522	8.0%	10.5%	(0.5)%	18.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was primarily due to higher volumes across both our automotive and RV businesses, largely due to expansion of our product line coverage, strong exclusive line performance, and year over year growth of new vehicle sales of pickups, sport utility vehicles and other highly accessorized vehicles.

(2)
Acquisition related growth in the third quarter of 2018 included $34 million, or 10.3%, from our acquisition of Warn. The remainder of our acquired revenue growth reflected an immaterial amount of acquired revenue from our acquisitions of two wholesale businesses from the beginning of the third quarter of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $8 million, or 22.3%, in the third quarter of 2018 compared to the prior year third quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2017	10.6%
Increase (decrease) due to:
Change in gross margin	0.6%	(1)
Change in segment operating expenses	(0.3)%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended September 30, 2018	11.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects favorable impacts of (i) 0.9% from our acquisition of Warn, which has a higher gross margin than our other Specialty operations, and (ii) several individually immaterial factors that had a favorable impact of 0.2% in the aggregate, partially offset by (iii) 0.5% of increased inventory write-downs as damaged and defective product was identified during our warehouse expansion projects on the West Coast and Southeastern U.S.

(2)
The increase in segment operating expenses primarily reflects (i) an unfavorable impact of 0.2% in vehicle and fuel expenses principally due to increased fuel prices, and (ii) several individually immaterial factors that had an unfavorable impact of 0.1% in the aggregate.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
North America

Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
North America	2018	2017	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$3,447,074	$3,207,001	6.4%	(1)	1.0%	0.1%	7.5%
Other revenue	480,208	389,107	23.0%	(2)	0.4%	—%	23.4%
Total third party revenue	$3,927,282	$3,596,108	8.2%		0.9%	0.1%	9.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was largely attributable to increased sales volumes and, to a lesser extent, favorable pricing in our wholesale operations. The volume increases were primarily driven by (i) severe winter weather conditions in the first quarter of 2018 compared to mild winter weather conditions in the prior year period, and (ii) to a lesser extent, incremental sales related to an agreement signed in December 2017 for the distribution of batteries.

(2)
The $91 million increase in other revenue primarily related to (i) a $57 million increase in revenue from scrap steel and other metals primarily related to higher prices and, to a lesser extent, increased volumes, year over year, (ii) a $19 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices and, to a lesser extent, increased volumes, year over year, and (iii) a $6 million increase in core revenue primarily related to increased volumes year over year.

(3)
Acquisition related growth in the first nine months of 2018 reflected revenue from our acquisition of seven wholesale businesses from the beginning of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $4 million, or 0.9%, in the first nine months of 2018 compared to the prior year period. Sequential increases in scrap steel prices in our salvage and self service operations had a favorable impact of $10 million on North America Segment EBITDA during the first nine months of 2018, compared to a $12 million positive impact on the first nine months of 2017. This favorable impact resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2017	14.0%
Decrease due to:
Change in gross margin	(0.7)%	(1)
Change in segment operating expenses	(0.4)%	(2)
Segment EBITDA for the nine months ended September 30, 2018	12.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflected unfavorable impacts of 0.4% and 0.3% from our wholesale and self service operations, respectively. The decrease in wholesale gross margin is primarily attributable to (i) a shift in our sales toward lower margin products, including batteries, compared to the prior year period, and (ii) higher car costs in our salvage operations. The decrease in self service gross margin is primarily attributable to higher car costs as a result of increases in scrap prices in the first half of the year. While higher car costs can produce more gross margin dollars, these cars tend to have a dilutive effect on the gross margin percentage as parts revenue will typically increase at a lesser rate than the rise in average car cost. Self service gross margin was negatively impacted in the third quarter due to declining scrap steel prices as the higher cost vehicles were scrapped.

(2)
The increase in segment operating expenses as a percentage of revenue reflected (i) a 0.3% and 0.2% increase in freight and vehicle expenses, respectively, primarily due to higher use of third party freight and increased vehicle rental leases to handle incremental volumes as well as increases in fuel prices.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Europe	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$3,781,091	$2,659,804	3.8%	31.9%	6.4%	42.2%
Other revenue	14,348	5,366	84.4%	80.1%	2.9%	167.4%
Total third party revenue	$3,795,439	$2,665,170	4.0%	32.0%	6.4%	42.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services revenue growth for the quarter varied by geography. In our Eastern European operations, revenue grew in the high single digits due to both existing and new branches (we added 63 since the beginning of 2017), reflecting favorable market conditions in the region. Our Western European operations experienced flat to mid-single digit growth in the year to date period due primarily to higher volumes in the second quarter (partly attributable to the timing of the Easter holiday) offsetting softness in the first and third quarters. See the quarterly discussion for further detail on the third quarter variance.

(2)
Acquisition related growth for the nine months ended September 30, 2018 included $637 million, or 23.9%, $79 million, or 3.0%, and $72 million, or 2.7%, from our acquisitions of Stahlgruber and aftermarket parts distribution businesses in Poland and Belgium, respectively. The remainder of our acquired revenue growth included revenue from our acquisitions of 18 wholesale businesses in our Europe segment since the beginning of 2017 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates increased our revenue growth by $170 million, or 6.4%, primarily due to the weaker U.S. dollar against the pound sterling, euro and Czech koruna during the first nine months of 2018 relative to the comparable period of 2017.

Segment EBITDA. Segment EBITDA increased $74 million, or 30.7% in the first nine months of 2018 compared to the first nine months of 2017. Our Europe Segment EBITDA included a positive year over year impact of $17 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during 2017. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $57 million, or 23.7%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the nine months ended September 30, 2018.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2017	9.1%
Decrease due to:
Change in gross margin	(0.6)%	(1)
Change in segment operating expenses	(0.1)%	(2)
Change in other expense, net and net income attributable to noncontrolling interest	(0.1)%
Segment EBITDA for the nine months ended September 30, 2018	8.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin was due to (i) a 0.9% decrease related to our U.K. operations primarily as a result of incremental costs related to the national distribution facility, primarily as a result of replenishment issues and related stock availability in the first quarter at our national distribution center and branches that led to some temporary service issues and increased labor costs to manually stock and receive product, and higher customer incentives, and (ii) a 0.4% net decrease due to mix related to our acquisition of an aftermarket parts distribution business in Poland during the third quarter of 2017. The unfavorable effects were partially offset by (i) a 0.4% increase in gross margin in our Benelux operations primarily due to the ongoing move from a three-step to a two-step distribution model, increased private label sales, which have higher gross margins, and increased supplier rebates, and (ii) a 0.3% favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment.

(2)
The increase in segment operating expenses as a percentage of revenue was due to a 0.2% increase in professional fees primarily due to new information technology projects and other system enhancements, partially offset by several individually immaterial factors that had a favorable impact of 0.1% in the aggregate.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Specialty	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange	Total Change
Parts & services revenue	$1,151,172	$1,005,776	4.2%	10.1%	0.1%	14.5%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,151,172	$1,005,776	4.2%	10.1%	0.1%	14.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The organic revenue growth rate was higher in the second and third quarters than the first quarter due to the factors discussed in the Specialty revenue section of the three months results discussion above.

(2)
Acquisition related growth in the nine months ended September 30, 2018 included $100 million, or 9.9%, from our acquisition of Warn. The remainder of our acquired revenue growth reflected an immaterial amount of acquired revenue from our acquisitions of three wholesale businesses from the beginning of the third quarter of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $22 million, or 18.3%, in the first nine months of 2018 compared to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2017	11.8%
Increase (decrease) due to:
Change in gross margin	1.2%	(1)
Change in segment operating expenses	(0.8)%	(2)
Segment EBITDA for the nine months ended September 30, 2018	12.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects favorable impacts of (i) 0.9% from our acquisition of Warn, which has a higher gross margin than our existing Specialty operations, and (ii) 0.4% from our initiatives to improve gross margin, including a decreased focus on selling to lower margin customers. The favorable effects were partially offset by (i) 0.2% of increased inventory write-downs as damaged and defective product was identified during our warehouse expansion projects on the West Coast and Southeastern U.S.

(2)
The increase in segment operating expenses reflects unfavorable impacts of (i) 0.4% in personnel costs primarily as a result of a negative leverage effect, as personnel costs in our sales and marketing and distribution functions grew at a greater rate than organic revenue, (ii) 0.2% from our acquisition of Warn, which has higher operating expenses as a percentage of revenue than our existing Specialty operations, and (iii) 0.2% in vehicle and fuel expenses primarily due to increased fuel prices.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$341,346	$279,766	$275,077
Total debt (1)	4,404,369	3,428,280	3,170,100
Current maturities (2)	122,981	129,184	129,320
Capacity under credit facilities (3)	2,850,000	2,850,000	2,550,000
Availability under credit facilities (3)	1,501,226	1,395,081	1,338,264
Total liquidity (cash and cash equivalents plus availability under credit facilities)	1,842,572	1,674,847	1,613,341

(1)
Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $36 million, $24 million and $21 million as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively).

(2)
Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $5 million, $3 million and $2 million as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively).

(3)
Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility. Availability under credit facilities is reduced by our outstanding letters of credit.

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
As of September 30, 2018, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2023, composed of term loans totaling $750 million ($590 million outstanding at September 30, 2018) and $2.75 billion in revolving credit ($1.2 billion outstanding at September 30, 2018), bearing interest at variable rates (although a portion of this debt is hedged through interest rate swap contracts), reduced by $65 million of amounts outstanding under letters of credit

•	U.S. Notes (2023) totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes (2024) totaling $580 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Euro Notes (2026/28) totaling $1.2 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate

•
Receivables securitization facility with availability up to $100 million ($100 million outstanding as of September 30, 2018), maturing in November 2019 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as the issuance of the Euro Notes (2026/28) in April 2018 related to the Stahlgruber acquisition and our December 2017 amendment to our senior secured credit facilities. Given the long-term nature of our investment in Stahlgruber, combined with favorable interest rates, we decided to fund the acquisition primarily through long-term, fixed rate notes. We believe this approach provides financial flexibility to execute our long-term growth strategy while maintaining availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.

The enterprise value for the Stahlgruber acquisition was €1.5 billion, which was financed with the proceeds from the €1.0 billion of Euro Notes (2026/28), the direct issuance to Stahlgruber's owner of 8,055,569 newly issued shares of LKQ common stock, and borrowings under our existing revolving credit facility.
As of September 30, 2018, we had approximately $1.5 billion available under our credit facilities. Combined with approximately $341 million of cash and cash equivalents at September 30, 2018, we had approximately $1.8 billion in available liquidity, an increase of $168 million over our available liquidity as of December 31, 2017.
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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, in 2016, we entered into cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 11, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at September 30, 2018 was 2.2%. Including our senior notes and the borrowings under our receivables securitization program, our overall weighted average interest rate on borrowings was 3.2% at September 30, 2018.
Cash interest payments were $74 million for the nine months ended September 30, 2018, including $26 million in semi-annual interest payments on our U.S. Notes (2023) and our Euro Notes (2024). Interest payments on our U.S. Notes (2023) are made in May and November, and interest payments on our Euro Notes (2024) are scheduled for April and October. Beginning in the fourth quarter of 2018, we will also make semi-annual interest payments of $22 million on our Euro Notes (2026/28). Interest payments on our Euro Notes (2026/28) are made in April and October.
We had outstanding credit agreement borrowings of $1.8 billion and $2.0 billion at September 30, 2018 and December 31, 2017, respectively. Of these amounts, there were no borrowings classified as current maturities at September 30, 2018 compared to $18 million at December 31, 2017.
The scheduled maturities of long-term obligations outstanding at September 30, 2018 are as follows (in thousands):

Three months ending December 31, 2018	$93,675
Years ending December 31:
2019	141,522
2020	27,679
2021	16,184
2022	40,881
2023	2,332,702
Thereafter	1,751,726
Total debt (1)	$4,404,369

(1)	The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $36 million as of September 30, 2018).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of September 30, 2018.

As of September 30, 2018, the Company had cash and cash equivalents of $341 million, of which $260 million was held by foreign subsidiaries. In general it has been our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Act and the related imposition of the transition tax, except as described below. Distributions of dividends from our foreign subsidiaries will be generally exempt from further U.S. taxation, either as a result of the new 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax. In July 2018, to lower our average borrowing cost, we elected to unwind several financing entities in Europe, restructure and increase related Europe borrowings and repatriate cash to reduce U.S. borrowings. However, we are still evaluating whether the Tax Act will affect the Company’s prior general existing policy to indefinitely reinvest unremitted foreign earnings.
     We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without resorting to repatriation of foreign earnings. As noted, we may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. As a result of the Tax Act, we have had significantly lower income tax payments in 2018 due to the lower tax rate and the immediate deduction of capital expenditures, partially offset by the first payment with respect to the transition tax.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
North America	$333,100	$338,600	$(5,500)	$1,054,900	$997,700	$57,200	(1)
Europe	1,096,800	637,700	459,100	2,591,000	1,701,200	889,800	(2)
Specialty	271,400	244,800	26,600	842,000	739,800	102,200	(3)
Total	$1,701,300	$1,221,100	$480,200	$4,487,900	$3,438,700	$1,049,200

(1)	In North America, aftermarket purchases during the nine months ended September 30, 2018 increased compared to the comparable prior year period to support growth across our operations.

(2)
In our Europe segment, the increase in purchases during the nine months ended September 30, 2018 was primarily driven by (i) a $491 million increase attributable to inventory purchases at Stahlgruber from the date of acquisition through September 30, 2018, (ii) a $167 million increase primarily attributable to our Eastern Europe operations, of which $73 million was due to incremental inventory purchases in the first seven months of 2018 as a result of our acquisition of an aftermarket parts distribution business in Poland in the third quarter of 2017; the remaining increase was primarily due to branch expansion in Eastern Europe, and (iii) a $138 million increase in purchases at our Benelux operations, of which $41 million was attributable to incremental inventory purchases in the first six months of 2018 as a result of our acquisitions of aftermarket parts distribution businesses in Belgium in the third quarter of 2017. The increase in inventory purchases was also driven by the increase in the value of the euro and pound sterling in the first nine months of 2018 compared to the first nine months of 2017.

(3)
In our Specialty segment, the acquisition of Warn in November 2017 added incremental purchases of $55 million during the nine months ended September 30, 2018, which includes purchases of aftermarket inventory and raw materials used in the manufacturing of specialty products. Specialty inventory purchases also increased during the nine months ended September 30, 2018 compared to the prior year period to support growth in our operations.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
North America wholesale salvage cars and trucks	73	74	(1.4)%	229	226	1.3%
Europe wholesale salvage cars and trucks	6	6	—%	21	18	16.7%
Self service and "crush only" cars	136	138	(1.4)%	427	412	3.6%	(1)
(1) Compared to the prior year period, we have increased the number of self service and "crush only" vehicles purchased in the first nine months of 2018 to support growth in our operations.
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the nine months ended September 30, 2017	$449
Increase (decrease) due to: (1)
Discontinued operations	4	(2)
Operating income	39	(3)
Non-cash depreciation and amortization expense	44	(4)
Non-cash impairment on Mekonomen investment	23	(5)
Cash paid for taxes	60
Cash paid for interest	(17)
Working capital accounts: (6)
Accounts receivable	(12)
Inventory	22
Accounts payable	(94)	(7)
Pension funding	(9)	(8)
Other operating activities	12	(9)
Net cash provided by operating activities for the nine months ended September 30, 2018	$521

(1)	Other than discontinued operations, the amounts presented represent increases (decreases) in operating cash flows attributable to our continuing operations only.

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

(5)
In the third quarter of 2018, we recorded an other-than-temporary impairment on our investment in Mekonomen. See Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge.

(6)
Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control. However, we expect that the net change in these working capital items will generally be a cash outflow as we expect to grow our business each year.

(7)
Includes an outflow of $52 million related to Stahlgruber resulting from the timing of the acquisition. Due to the timing of processing invoice payments after the closing date, we assumed a larger payable balance but acquired more cash at closing. However, the cash acquired at closing is reflected in the Investing section of the cash flow statement on the Acquisitions, net of cash acquired line.

(8)
During the nine months ended September 30, 2018, we made a special contribution of $9 million to one of our North America pension plans. See Note 13, "Employee Benefit Plans" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our pension plans.

(9)	Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $1.4 billion for the nine months ended September 30, 2018, compared to $84 million of cash used in investing activities during the nine months ended September 30, 2017. We invested $1.2 billion of cash, net of cash acquired, in business acquisitions during the nine months ended September 30, 2018 compared to $253 million during the nine months ended September 30, 2017. We received net proceeds from the sale of our glass manufacturing business totaling $301 million during the nine months ended September 30, 2017; no such proceeds were received in 2018. Property, plant and equipment purchases were $172 million in the first nine months of 2018 compared to $136 million in the prior year. The period over period increase in cash outflows for purchases of property, plant and equipment was primarily related to our North America and Europe segments.
Net cash provided by financing activities totaled $1.0 billion for the nine months ended September 30, 2018, compared to net cash used in financing activities of $347 million during the nine months ended September 30, 2017. We received proceeds of $1.23 billion from our issuance of the Euro Notes (2026/28) during the nine months ended September 30, 2018; no such proceeds were received in the prior year. We also paid $17 million of debt issuance costs during the first nine months of 2018, primarily related to the issuance of the Euro Notes (2026/28); no such costs were incurred in the prior year. During the nine months ended September 30, 2018, net repayments under our credit facilities totaled $199 million compared to $375 million during the nine months ended September 30, 2017. There were $39 million of cash repayments of other debt in the first nine months of 2018, compared to $25 million of cash proceeds from other debt in the first nine months of 2017.
During the first nine months of 2018, foreign exchange rates decreased cash and cash equivalents by $67 million, compared to an increase of $23 million in the first nine months of the prior year. The current year impact was primarily related to a $66 million decrease resulting from the decline in the euro exchange rate between April 9, 2018, the date we received the proceeds from the Euro Notes (2026/28), and May 30, 2018, the date we paid the cash proceeds for the Stahlgruber acquisition.
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
In the Management's Discussion and Analysis section of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 6, 2018, we disclosed our contractual obligations as of June 30, 2018 due to the material changes to those obligations resulting from the completed offering of €1.0 billion of Euro Notes (2026/28) in April 2018 and the acquisition of Stahlgruber in May 2018. There have been no material changes to the information contained in those disclosures as of September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks arising from adverse changes in:

•	foreign exchange rates;

•	interest rates; and

•	commodity prices.
Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 46.8% and 41.8% of our revenue during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.7% change in our consolidated revenue and a 2.9% change in our operating income for the nine months ended September 30, 2018. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at September 30, 2018 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of September 30, 2018, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £293 million, €238 million, CAD $130 million, and SEK 265 million under our revolving credit facilities. As of December 31, 2017, we had outstanding borrowings of €500 million under our Euro Notes (2024), and £124 million, CAD $130 million, SEK 250 million, and €132 million under our revolving credit facilities. The interest payments on our €1.0 billion Euro Notes (2026/28) will be funded primarily by cash flows generated by Stahlgruber.
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
As of September 30, 2018, we held ten interest rate swap contracts representing a total of $590 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of September 30, 2018, the fair value of the interest rate swap contracts was an asset of $26 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of September 30, 2018 we held three cross currency swap agreements for a total notional amount of $395 million (€374 million) with maturity dates in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and The Bank of Tokyo-Mitsubishi UFJ, Ltd.). As of September 30, 2018, the fair value of the interest rate swap components of the cross currency swaps was an asset of $11 million, and the fair value of the foreign currency forward components was a liability of $49 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 53% of our variable rate debt under our credit facilities at fixed rates at September 30, 2018 compared to 48% at December 31, 2017. See Note 10, "Long-Term Obligations" and Note 11, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

At September 30, 2018, we had approximately $889 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $9 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended September 30, 2018 decreased 16% over the average for the second quarter of 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings
We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2017 Annual Report on Form 10-K, filed with the SEC on February 28, 2018, and our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K, for information concerning risks and uncertainties that could negatively impact us.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2018.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)