Form 10-K
period 2018-12-31
LKQ CORP
filed 2019-03-01
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $10.1 billion (based on the closing sale price on the NASDAQ Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 22, 2019 was 314,775,176.

Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 6, 2019, described in Part III hereof, are incorporated by reference in this report.

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
You should not place undue reliance on our forward-looking statements.  Actual events or results may differ materially from those expressed or implied in the forward-looking statements.  The risks and uncertainties that could cause actual results to differ from the results predicted or implied by our forward-looking statements include the following (not necessarily in order of importance):

•
changes in economic and political activity in the U.S. and other countries in which we are located or do business, including the U.K. withdrawal from the European Union (also known as Brexit), and the impact of these changes on our businesses, the demand for our products and our ability to obtain financing for operations;

•	increasing competition in the automotive parts industry (including the potential competitive advantage to original equipment manufacturers ("OEMs") with "connected car" technology);

•	fluctuations in the pricing of new OEM replacement products;

•	changes in the level of acceptance and promotion of alternative automotive parts by insurance companies and vehicle repairers;

•	changes to our business relationships with insurance companies or changes by insurance companies to their business practices relating to the use of our products;

•	our ability to identify sufficient acquisition candidates at reasonable prices to maintain our growth objectives;

•	our ability to integrate, realize expected synergies, and successfully operate acquired companies and any companies acquired in the future, and the risks associated with these companies;

•	the implementation of a border tax or tariff on imports and the negative impact on our business due to the amount of inventory we import;

•	restrictions or prohibitions on selling certain aftermarket products through enforcement by OEMs of intellectual property rights;

•	restrictions or prohibitions on importing certain aftermarket products by border enforcement agencies based on, among other things, intellectual property infringement claims;

•	variations in the number of vehicles manufactured and sold, vehicle accident rates, miles driven, and the age profile of vehicles in accidents;

•	the increase of accident avoidance systems being installed in vehicles;

•	the potential loss of sales of certain mechanical parts due to the rise of electric vehicle sales;

•	fluctuations in the prices of fuel, scrap metal and other commodities;

•	changes in laws or regulations affecting our business;

•	higher costs and the resulting potential inability to service our customers to the extent that our suppliers decide to discontinue business relationships with us;

•	price increases, interruptions or disruptions to the supply of vehicle parts from aftermarket suppliers and vehicles from salvage auctions;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	the risks associated with operating in foreign jurisdictions, including foreign laws and economic and political instabilities;

•	declines in the values of our assets;

•	additional unionization efforts, new collective bargaining agreements, and work stoppages;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	interruptions, outages or breaches of our operational systems, security systems, or infrastructure as a result of attacks on, or malfunctions of, our systems;

•	costs of complying with laws relating to the security of personal information;

•	product liability claims by the end users of our products or claims by other parties who we have promised to indemnify for product liability matters;

•	costs associated with recalls of the products we sell;

•	potential losses of our right to operate at key locations if we are not able to negotiate lease renewals;

•	inaccuracies in the data relating to our industry published by independent sources upon which we rely;

•	currency fluctuations in the U.S. dollar, pound sterling and euro versus other currencies;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	our ability to satisfy our debt obligations and to operate within the limitations imposed by financing arrangements;

•	changes to applicable U.S. and foreign tax laws, changes to interpretations of tax laws, and changes in our mix of earnings among the jurisdictions in which we operate; and

•	disruptions to the management and operations of our business and the uncertainties caused by activist investors.
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
We are a leading provider of alternative vehicle collision replacement products and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom, Germany, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Poland, Slovakia, Austria, and various other European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada.
We are organized into four operating segments: Wholesale - North America, Europe, Specialty, and Self Service. We aggregate our Wholesale - North America and Self Service operating segments into one reportable segment, North America, resulting in three reportable segments: North America, Europe and Specialty. See Note 16, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for financial information by reportable segment and by geographic region.
HISTORY
We were initially formed in 1998 through the combination of a number of wholesale recycled products businesses located in Florida, Michigan, Ohio and Wisconsin. We subsequently expanded through internal development and approximately 270 acquisitions of aftermarket, recycled, refurbished, and remanufactured product suppliers and manufacturers; self service retail businesses; and specialty vehicle aftermarket equipment and accessories suppliers. Our most significant acquisitions include:

•
2007 acquisition of Keystone Automotive Industries, Inc., which, at the time of acquisition, was the leading domestic distributor of aftermarket products, including collision replacement products, paint products, refurbished steel bumpers, bumper covers and alloy wheels.

•
2011 acquisition of Euro Car Parts Holdings Limited ("ECP"), a vehicle mechanical aftermarket parts distribution company operating in the United Kingdom. This acquisition served as our entry into the European automotive aftermarket business, from which we have expanded our European footprint through organic growth and subsequent acquisitions.

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

•
2016 acquisition of Rhiag-Inter Auto Parts Italia S.r.l. (“Rhiag”), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded our geographic presence in continental Europe.

•
2018 acquisition of Stahlgruber GmbH (“Stahlgruber”), a wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia with further sales to Switzerland. This acquisition expanded our geographic presence in continental Europe and serves as an additional strategic hub for our European operations.

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
We have four primary pillars of a strategy to build economic value: growth through diversified product offerings; growth through geographic expansion; adaptation to evolving technology; and rationalization of our asset base to enhance margins and return on capital. We believe our supply network, with a broad inventory of quality alternative collision and mechanical repair products and specialty vehicle aftermarket products, high fulfillment rates, and superior customer service, provides us with a competitive advantage. To execute our strategy, we are focused on a number of key areas, including:

•
Extensive distribution network. We have invested significant capital to develop a network of alternative and specialty vehicle parts facilities across our operating segments. Additionally, our ability to move inventory throughout our distribution networks increases the availability of our products and helps us to fill a relatively high percentage of our customers’ requests. In order to expand our distribution network, we will continue to seek to enter new markets and to improve penetration through both organic development and acquisitions. We will continue to seek opportunities to leverage the distribution network by delivering more parts through our existing network. We believe our North America segment has the largest distribution network of alternative vehicle parts and accessories for the automotive collision repair market in North America. In our Europe segment, we are implementing a similar strategy to our North America operations by establishing a Pan-European distribution network. We currently have operations in 24 different European countries, which we believe represents the broadest and largest footprint in the aftermarket industry in Europe. On a global basis, we have approximately 1,700 locations as part of our distribution network.

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

•
Strong business relationships. We have developed business relationships with key constituents, including customers, automobile insurance companies, suppliers and other industry participants in North America, Europe, and Asia.

•
Acquisitions. The primary objective of our acquisitions is to expand our presence to new or adjacent geographic markets and to expand into other product lines and businesses that may benefit from our operating strengths, in each case with the aim of increasing the size of our addressable market. When we identify potential acquisitions, we attempt to target companies with a leading market presence, an experienced management team and workforce that provide a fit with our existing operations, and strong cash flows. After completing an acquisition, we focus on integrating the company with our existing business to provide additional value to the combined entity through cost savings and synergies, such as logistics cost synergies resulting from integration with our existing distribution network, administrative cost savings, shared procurement, and cross-selling opportunities.

•
Technology driven business processes. We focus on technology development as a way to support our competitive advantage. We believe that we can more cost effectively leverage our data to make better business decisions than our smaller competitors.

•
Adaptation to evolving technology in the automotive industry. We are committed to monitoring and adapting our business to the technological changes in the automotive industry. We have recently established a strategy and innovation team that will help us to be more forward-looking and to assess the potential opportunities and risks associated with several areas including, but not limited to, e-commerce, accident avoidance systems, vehicle connectivity, autonomous vehicles, electric vehicles and ride-sharing trends.

NORTH AMERICA SEGMENT
Our North America segment is composed of wholesale operations, which consists of aftermarket and salvage operations, self service retail operations, and aviation operations.
Wholesale Operations
Inventory
Our wholesale operations in North America sell five product types (aftermarket, recycled, remanufactured, refurbished and, to a lesser extent, OEM parts) to professional collision and mechanical automobile repair businesses. Our principal aftermarket product types consist of those most frequently damaged in collisions, including bumper covers, automotive body panels, lights and automotive glass products such as windshields. Platinum Plus is our exclusive product line offered under the Keystone brand of aftermarket products. Certain of our products are certified by independent organizations such as the Certified Automotive Parts Association (“CAPA”) and NSF International (“NSF”). CAPA and NSF are associations that evaluate the quality of aftermarket collision replacement products compared to OEM collision replacement products. We also developed a product line called "Value Line" for more value conscious, often self-pay, consumers. Our salvage products include both mechanical and collision parts, including engines; transmissions; door assemblies; sheet metal products such as trunk lids, fenders and hoods; lights; and bumper assemblies.
The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in North America and Asia, principally Taiwan. In 2018, approximately 39% of our aftermarket purchases were made from our top 4 vendors, with our largest vendor providing approximately 15% of our annual inventory purchases. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 5% of our supply of aftermarket products in 2018. We purchased approximately 47% of our aftermarket products in 2018 directly from manufacturers in Taiwan and other Asian countries. Approximately 50% of our aftermarket products were purchased from vendors located in the U.S.; however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries.
Within our wholesale operations, we focus our procurement on products that are in the most demand, based on a number of factors such as historical sales records of vehicles by model and year, customer requests, and projections of future supply and demand trends. Because lead times may be 40 days or more on imported aftermarket products, sales volumes and in-stock inventory are important factors in the procurement process.
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
We procure recycled products for our wholesale operations by acquiring total loss vehicles, typically sold at regional salvage auctions, and then dismantling and inventorying the parts. The availability and pricing of the salvage vehicles we procure for our wholesale recycled products operations may be impacted by a variety of factors, including the production level of new vehicles and the percentage of damaged vehicles declared total losses. Our bidding specialists are equipped with a proprietary software application that allows them to compare the vehicles at salvage auctions against our current inventory levels, historical demand, and recent average selling prices to arrive at an estimated maximum bid.
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
Customers
We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. The majority of these customers tend to be individually-owned small businesses, although the number of independent and dealer-operated collision repair facilities has declined over the last decade, as regional or national multiple-location operators have increased their geographic presence through consolidation.
Automobile insurance companies affect the demand for our collision products; while insurance companies do not pay for our products directly, they ultimately pay for the repair costs of insured vehicles in excess of any deductible amount. As a result, insurance companies often influence the types of products used in a repair. The use of our products instead of OEM products provides a direct benefit to insurance companies by lowering the cost of repairs, decreasing the time required to return the repaired vehicle to the customer, and providing a replacement product that is of high quality and comparable performance to the part replaced.

Our sales personnel are encouraged to promote LKQ to customers as a “one-stop shop” by offering comparable options from our other product lines if the desired part is not in stock. To support these efforts, we have provided our sales staff with access to both recycled and aftermarket sales systems to encourage cross selling.
To better serve our customers, we take a consolidated approach to the electronic sale of wholesale products in our North America segment. A full suite of e-commerce services is available to approved partners that helps us improve order accuracy, reduce return rate and better fit our customer workflow. Using these services in coordination with our partners, products can be searched, priced and ordered without leaving the customers' own operating systems.
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
Competition
We consider all suppliers of vehicle collision and mechanical products to be competitors, including aftermarket suppliers, recycling businesses, refurbishing operations, parts remanufacturers, OEMs and internet-based suppliers. We compete with alternative parts distributors on the basis of our nationwide distribution system, our product lines and inventory availability, customer service, our relationships with insurance companies, and to a lesser extent, price; we compete with OEMs primarily on the basis of price and, to a lesser extent, on service and product quality. We do not consider retail chains that focus on the do-it-yourself market to be our direct competitors since many of our wholesale product sales are influenced by insurance companies, who ultimately pay for the repair costs of insured vehicles in excess of any deductible amount, rather than the end user, and there is limited overlap in the products that we sell.
Self Service Operations
Our self service retail operations, most of which operate under the name “LKQ Pick Your Part,” allow consumers to come directly to the yard to pick parts off of salvage vehicles. In addition to revenue from the sale of parts, core, and scrap, we charge a nominal admission fee to access the property.
Inventory
We acquire inventory for our self service retail product operations from a variety of sources, including but not limited to towing companies, vehicle auctions, the general public, municipality sales, insurance carriers, and charitable organizations. We typically procure salvage vehicles for our self service retail product operations that are generally older and of lower price than the salvage vehicles we purchase for our wholesale recycled product operations. Vehicles are delivered to our locations by the seller, or we arrange for transportation. Once on our property, minimal labor is required to process the vehicle other than removing the battery, fluids, refrigerants, catalytic converters and hazardous materials. The extracted fluids are stored in bulk and subsequently sold to recyclers. Vehicles are then placed in the yard for customers to remove parts. In our self service business, availability of a specific part will depend on which vehicles are currently at the site and to what extent parts may have been previously sold. We usually keep a vehicle at our facility for 30 to 120 days, depending on the capacity of the yard and size of the market, before it is crushed and sold to scrap metal processors.
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

Competition
There are competitors operating self service businesses in all of the markets in which we operate. In some markets, there are numerous competitors, often operating in close proximity to our operations. We try to differentiate our business by the quality of the inventory and the size and cleanliness of the property. We also differentiate our business from our competitors through our app, which allows customers to receive daily push notifications when cars they are interested in are placed into their favorite yards. In addition to allowing customers to see our available inventory, the app also allows customers to input search parameters such as the specific part they are searching for, and the year, make, and model of the vehicle, in an effort to expand the number of cars that might be available to pull parts from. We do not consider retail chains that focus on the do-it-yourself market to be our direct competitors, as there is limited overlap in the products that we sell.
Aviation Operations
Our aviation operations specialize in the sale of recycled aviation parts, including aircraft structural components and spare parts, complete engines, engine components, and whole airplanes to regional Maintenance, Repair and Overhaul providers, aircraft operators, fixed-base operators, corporate customers, and other aviation dealers and distributors around the globe. Our aviation business is located in the U.S., with sales representation in Mexico and the U.K. Our aviation business comprises approximately 1% of our North America segment revenue.
EUROPE SEGMENT
Our Europe segment was built on four key acquisitions: ECP (2011), Sator (2013), Rhiag (2016) and Stahlgruber (2018). Additionally, in 2014 we expanded our European segment to include wholesale recycling operations through our acquisition of a business with salvage and vehicle repair facilities in Sweden and Norway, and in 2016, we acquired an equity investment in Mekonomen AB ("Mekonomen"), the leading independent car parts and service chain in the Nordic region of Europe. Mekonomen is independent of our existing European operations, but we are exploring areas where the companies can work together in a mutually beneficial manner, primarily related to procurement. Our European strategy is to target platform acquisitions to cover broad markets initially, then integrate these businesses with our other operations and subsequently expand our footprint in these regions through new branch openings and smaller tuck-in acquisitions with the goal of eventually attaining continent-wide coverage. Our acquisitions provide a platform to capitalize on the large and fragmented aftermarket mechanical replacement parts market in Europe, and allow for potential cost savings from the leveraging of our combined purchasing power given the significant overlap in suppliers and product mix. We have acquired many smaller businesses within the regions we operate and over time, we anticipate further integration of our European operations as we optimize purchasing, warehousing, cataloging, logistics and back-office functions, and align our private label brands across the segment.
Inventory
Our inventory is primarily composed of mechanical aftermarket parts for the repair of vehicles 3 to 15 years old. Our top selling products include brake pads, discs and sensors, clutches, electrical products such as spark plugs and batteries, steering and suspension products, filters, and oil and automotive fluids. In addition to mechanical aftermarket parts, we also sell collision parts in our Europe segment, although these sales represent less than 2% of total Europe segment revenue.
In 2018, our top two suppliers represented 12% of our aftermarket inventory purchases, with our top supplier representing approximately 7% of our purchases. No other suppliers comprised more than 5% of our purchases during 2018. The aftermarket products we distribute are purchased from vendors located primarily in the U.K. and continental Europe. In 2018, we purchased 93% of our products from companies in Europe. The remaining 7% of our 2018 purchases were sourced from vendors located primarily in China or Taiwan, some of which also supply collision parts for our Wholesale - North America operations. In 2018, 66%, 22%, 6%, and 3% of our total inventory purchases were made in Euros, Pounds Sterling, U.S. Dollars and Czech Koruna, respectively.
Our aftermarket operations in Europe use various information technology (“IT”) systems. Our systems are complex, and are designed to do a variety of tasks (depending on the market), including: manage customer orders and inventory movement, optimize our warehouse and logistics, and financial reporting. Certain of our IT systems can interface with our repair shop customers' respective IT systems, which enables them to identify the part required for the repair. In 2018, as part of our strategy to create an integrated European company, we initiated a multi-year program to develop a European wide ERP system, which will reduce the number of IT systems we operate.
In our Nordic operations, we purchase severely damaged or totaled vehicles from insurance companies, which are transferred to our dismantling facilities or sold to other third party dismantlers.
Customers
We primarily operate a two-step (i.e. direct sales to customers) distribution model in Europe, although certain of our operations, such as Italy, the Netherlands, Germany, Switzerland, and Hungary, operate wholly or partially a three-step (i.e.

sales to distributors who in turn sell to customers) distribution model. In our two-step operations, we sell the majority of our products to commercial customers primarily consisting of professional repairers, including both independent mechanical repair shops and collision repair shops. In our three-step operations, we sell products to wholesale distributors or jobbers. In addition to our sales to repair shops and wholesale distributors, we generate a portion of our revenue through sales to retail customers from e-commerce platforms and from counter sales at the branch locations.
Distribution
Our European operations employ a distribution model in which inventory is stored at national or international distribution centers or regional hubs, with fast moving product stored at branch locations (where we operate a two-step distribution model). The large distribution centers regularly re-stock the smaller branches and hubs and hold slower moving items allowing us high fulfillment rates. Product is moved through the distribution network on our vans or via common carrier.
Competition
We view all suppliers of replacement repair products as our competitors, including other alternative parts suppliers and OEMs and their dealer networks. We face significant competition in many markets where even smaller competitors can compete on price and service and the OEM’s compete via ties to, and brand loyalty of, the consumer while also remaining competitive on price, service and availability. We believe we have been able to distinguish ourselves from other alternative parts suppliers primarily through our distribution network, efficient stock management systems and proprietary technology, which allows us to deliver our products quickly, as well as through our product lines and inventory availability, pricing, and service.
SPECIALTY SEGMENT
Our Specialty operating segment was formed in 2014 with our acquisition of Keystone Specialty, a leading distributor and marketer of specialty vehicle aftermarket products and accessories in North America. Our Specialty operations reach most major markets in the U.S. and Canada and serve the following six product segments: RV; truck and off-road; towing; speed and performance; wheels, tires and performance handling; and miscellaneous accessories. In 2017, we acquired Warn Industries, Inc. ("Warn"), a leading designer, manufacturer and marketer of high performance vehicle equipment and accessories. The acquisition of Warn expanded our presence in the specialty market and creates viable points of entry into related markets.
Inventory
The specialty vehicle aftermarket equipment and accessories we distribute and raw materials for products we manufacture are purchased from suppliers located primarily in the U.S., Canada, and China. Our top selling products are RV appliances & air conditioners, towing hitches, truck bed covers, vehicle protection products, cargo management products, and wheels, tires & suspension products. Specialty aftermarket suppliers are typically small to medium-sized, independent businesses that focus on a narrow product or market niche. Due to the highly fragmented supplier base for specialty vehicle aftermarket products, we have limited supplier concentration. In 2018, approximately 14% of our specialty vehicle aftermarket purchases were made from our top two suppliers, with our largest supplier providing approximately 9% of our annual inventory purchases. No other suppliers comprised more than 5% of our purchases during 2018. With our 2017 acquisition of Warn, we have internal manufacturing capabilities to source aftermarket winches, hoists, and bumpers.
Most of our Specialty operations utilize an internally developed inventory management and order entry system that interfaces with third party software systems for accounting, transaction processing, data analytics, and reporting.
Customers
Overall, the specialty vehicle aftermarket parts and accessories market serves a fragmented customer base composed of RV and specialty automotive dealers, installers, jobbers, builders, parts chains, and mail-order businesses. Our customers are principally small, independent businesses. These customers depend on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. In addition to traditional customers, in recent years we have increased sales to several large parts and accessory online retailers. Our Specialty segment also operates retail stores in northeast Pennsylvania.
We promote our products to customers through marketing programs, which include: (i) catalogs, advertising, sponsorships and promotional activities, (ii) product level marketing and merchandising support, and (iii) online and digital marketing initiatives. Our national footprint allows us to stage trade shows across the U.S., which provide an opportunity to improve sales through the showcasing of new and innovative products from our vendors to our customers.
Online sales of our Specialty products take place primarily through our ekeystone.com and viantp.com sites and mobile app. These sites provide customers (i) the ability to match products with the make and model of vehicle thus allowing the customer to order the right part, (ii) product information (e.g. pictures, attributes) available for review and (iii) the convenience of searching inventory availability and ordering the product on the site. Additionally, the site can provide sales opportunities by suggesting other parts to purchase based on an inquiry submitted by the customer.

Distribution
Our Specialty segment operations employ a hub-and-spoke distribution model which enables us to transport products from our primary distribution centers to our non-inventory stocking cross docks, a majority of which are co-located with our North America wholesale operations and provide distribution points to key regional markets and synergies with our existing infrastructure. We believe this provides added value to our customers through a broader product offering and more efficient distribution process. We use our delivery routes to provide delivery and returns of our products directly to and from our customers in all 48 continental U.S. states and 9 Canadian provinces, and we ship globally to customers in other countries. Our delivery fleet utilizes a third party software provider to optimize delivery routes, and to track the progress of delivery vehicles throughout their runs.
Competition
Industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalog businesses, or directly to retailers and/or consumers. We view all suppliers of specialty vehicle aftermarket equipment and accessories as our competitors. We believe we have been able to distinguish ourselves from other specialty vehicle aftermarket parts and equipment suppliers primarily through our broad product selection, which encompasses both popular and hard-to-find products, our national distribution network, and efficient inventory management systems, as well as through our service. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services, and price.
INTELLECTUAL PROPERTY
We own and have the right to use various intellectual property, including intellectual property acquired as a result of past acquisitions. In addition to trade names, trademarks and patents, we also have technology-based intellectual property that has been both internally developed and obtained through license agreements and acquisitions. We do not believe that our business is materially dependent on any single item of intellectual property, or any single group of related intellectual property, owned or licensed, nor would the expiration of any particular item or related group of intellectual property, or the termination of any particular intellectual property license agreement materially affect our business.
EMPLOYEES
As of December 31, 2018, we employed approximately 51,000 persons, of which approximately 22,500 were employed in North America and approximately 28,500 were employed outside of North America. Of our employees in North America, approximately 1,200 were represented by unions. Outside of North America, we have government-mandated collective bargaining agreements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. We consider our employee relations to be good.
FACILITIES
As of December 31, 2018, our operations included approximately 1,700 facilities, most of which are leased. Of our total facilities, approximately 550 facilities were located in the U.S. and approximately 1,150 facilities were located in 24 other countries. Many of our locations stock multiple product types or serve more than one function.
Our global headquarters are located at 500 West Madison Street, Chicago, Illinois 60661. Our North American headquarters, in Nashville, Tennessee, performs certain centralized functions for our North American operations, including accounting, procurement, and information systems support. In 2018, we expanded the size of our North American headquarters via construction of a new 100,000 square foot facility in Nashville. Our European operations are distributed throughout Europe with some main offices in Tamworth, England; in Schiedam, and Amsterdam, the Netherlands; in Milan, Italy; in Prague, Czech Republic; and in Poing, Germany. In addition to these offices, we have two national distribution centers in Tamworth totaling 1,000,000 and 500,000 square feet, respectively, which house inventory to supply the hubs and branches of our U.K. and Republic of Ireland operations, and one international distribution center in Sulzbach-Rosenberg, Germany which supplies our recently acquired Stahlgruber’s operations in Germany, Austria, Italy, Slovenia and Croatia. Our Specialty operations maintain primary procurement, accounting and finance functions in Exeter, Pennsylvania. Certain back-office support functions for our segments are performed in Bangalore, India. Additionally, we operate an aftermarket parts warehouse in Taiwan to aggregate inventory for shipment to our locations in North America.
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

We may be affected by tariffs and other import laws and restrictions because we import into the U.S. a significant number of products for sale and distribution. See the risk factors “If significant tariffs or other restrictions are placed on products or materials we import or any related counter-measures are taken by countries to which we export products, our revenue and results of operations may be materially harmed” and “Intellectual property claims relating to aftermarket products could adversely affect our business” in Part 1, Item 1A of this Annual Report on Form 10-K for further information regarding importation risks.
              Our business processes and operations are subject to laws and regulations relating to privacy and data protection. See the risk factor “The costs of complying with the requirements of laws pertaining to the privacy and security of personal information and the potential liability associated with the failure to comply with such laws could materially adversely affect our business and results of operations” in Part 1, Item 1A of this Annual Report on Form 10-K for further information about privacy and data protection risks.
              Some jurisdictions have enacted laws to restrict or prohibit the sale of alternative vehicle parts. See the risk factor “Existing or new laws and regulations may prohibit, restrict or burden the sale of aftermarket, recycled, refurbished or remanufactured products” in Part 1, Item 1A of this Annual Report on Form 10-K for further information concerning regulatory restrictions on the sale of our products.
              We have thousands of employees located in the U.S. and many other countries and are subject to labor and employment laws in numerous jurisdictions. See the risk factor “Our business may be adversely affected by union activities and labor and employment laws” in Part 1, Item 1A of this Annual Report on Form 10-K for further information regarding these labor and employment risks.
SEASONALITY
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related repairs. Our specialty vehicle operations typically generate greater revenue and earnings in the second quarter, when vehicle owners tend to install this equipment, and lower revenue and earnings in the fourth quarter, when the number of RV trips tends to decline as a result of the winter weather. Our aftermarket glass operations typically generate greater revenue and earnings in the second and third quarters, when the demand for automotive replacement glass increases after the winter weather.

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
We have a substantial business presence in Europe, including a significant presence in the U.K. and the Republic of Ireland (“ROI”). In June 2016, voters in the U.K. decided by referendum to withdraw from the European Union (also known as Brexit). The precise timing and impacts of this action on our businesses in the U.K. and other parts of Europe are unknown at this time. Since the vote, we have seen fluctuations in exchange rates leading to cost pressures and unfavorable translation effects on our sterling denominated earnings. Depending upon how the details of the U.K.’s withdrawal from the European Union are negotiated and implemented, our European businesses could be adversely affected as a result of further fluctuations in exchange rates, disruptions to access to markets by U.K. and ROI companies, interruptions of the movement of goods and services between countries, a decrease of economic activity in Europe, and political or social unrest. The U.K.’s withdrawal from the European Union is scheduled to occur on March 29, 2019.  The U.K. and the European Union have been attempting to negotiate the terms of the withdrawal but have not been able to reach an agreement.  Unless there is an agreed extension or cancellation of the withdrawal, the withdrawal will occur on March 29, 2019.  If no negotiated withdrawal agreement is reached, businesses (including ours) will likely experience greater disruptions and risks than would occur compared with a negotiated withdrawal.
We face intense competition from local, national, international, and internet-based vehicle products providers, and this competition could negatively affect our business.
The vehicle replacement products industry and vehicle accessory parts industry are highly competitive and are served by numerous suppliers of OEM, recycled, aftermarket, refurbished and remanufactured products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national and international providers, and internet-based suppliers and distributors. Providers of vehicle replacement and accessory products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of vehicle products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries or with consumers, than we do.
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
Our success depends, in part, on the acceptance and promotion of alternative parts usage by automotive insurance companies and vehicle repair facilities. There can be no assurance that current levels of alternative parts usage will be maintained or will increase in the future.
We rely on business relationships with insurance companies. These insurance companies encourage vehicle repair facilities to use products we provide. The business relationships include in some cases participation in aftermarket quality and service assurance programs that may result in a higher usage of our aftermarket products than would be the case without the programs. Our arrangements with these companies may be terminated by them at any time, including in connection with their own business concerns relating to the offering, availability, standards or operations of the aftermarket quality and service assurance programs. We rely on these relationships for sales to some collision repair shops, and a termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.
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
We may not be able to successfully acquire new businesses or integrate acquisitions, which could cause our growth and profitability objectives to suffer.
We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms, if we do not obtain required antitrust or other regulatory approvals, or for other reasons. Moreover, we may not be able to identify a sufficient number of acquisition candidates at reasonable prices to maintain our inorganic growth objectives, and/or be able to successfully integrate acquisitions.
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
Intellectual property claims relating to aftermarket products could adversely affect our business.
OEMs and others have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the U.S. International Trade Commission. U.S. Customs and Border Protection have used claims of intellectual property infringement to seize certain of our aftermarket parts as we attempted to import them into the U.S.
To the extent OEMs and other manufacturers obtain design patents and trademarks and are successful in asserting infringement of these patents and trademarks and defending their validity, we could be restricted or prohibited from selling certain aftermarket products, which could have an adverse effect on our business. We will likely incur significant expenses investigating and defending intellectual property infringement claims. In addition, aftermarket products certifying organizations may revoke the certification of parts that are the subject of the claims. Lack of certification may negatively impact us because many major insurance companies recommend or require the use of aftermarket products only if they have been certified by an independent certifying organization.
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
Our business depends on vehicle accidents, mechanical failures and routine maintenance for both the demand for repairs using our products and the supply of recycled, remanufactured and refurbished parts. To the extent that a relatively higher percentage of damaged vehicles are declared total losses, there will be less demand for our products to repair such vehicles. In addition, our business is impacted by factors which influence the number and/or severity of accidents and mechanical failures including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, drivers distracted by electronic equipment, the use of alcohol or drugs by drivers, the usage rate and effectiveness of accident avoidance systems in new vehicles, the reliability of new OEM parts, and the condition of roadways. For example, an increase in the acceptance of ride-sharing could reduce the number of vehicles on the road. Additionally, an increase in fuel prices may cause the number of vehicles on the road, the number of miles driven, and the need for mechanical repairs and maintenance to decline, as motorists seek alternative transportation options. Mild weather conditions, particularly during winter months, tend to result in a decrease in vehicle accidents. Moreover, legislation banning the use of handheld cellular telephones or other electronic devices while driving could lead to a decline in accidents.
Systems designed to minimize accident frequency and severity are becoming more prevalent and more technologically sophisticated. To the extent OEMs install or are mandated by law to install accident avoidance systems in their vehicles, the number and severity of accidents could decrease, which could have a material adverse effect on our business.
The average number of new vehicles sold annually has fluctuated from year-to-year.  Periods of decreased sales could result in a reduction in the number of vehicles on the road and consequently fewer vehicles involved in accidents or in need of mechanical repair or maintenance. Substantial further declines in automotive sales in the future could have a material adverse effect on our business, results of operations and/or financial condition. In addition, if vehicle population trends result in a disproportionately high number of older vehicles on the road, insurance companies may find it uneconomical to repair such vehicles or there could be less costly repairs. If vehicle population trends result in a disproportionately high number of newer vehicles on the road, the demand generally for mechanical repairs and maintenance would likely decline due to the newer, longer-lasting parts in the vehicle population and mechanical failures being covered by OEM warranties for the first years of a vehicle's life. Moreover, alternative collision and mechanical parts are less likely to be used on newer vehicles. Our Specialty segment depends on sales of pickup trucks, sport utility vehicles, crossover utility vehicles, high performance vehicles and recreational vehicles; any reduction in the number of such vehicles in operation will adversely affect demand for our Specialty products.
Electric vehicles do not have traditional engines, transmissions, and certain related parts. Engines and transmissions represent some of our largest revenue generating SKUs in North America, and parts for engines and transmissions represent a significant amount of the revenue of our European operations. Thus, an increase in electric vehicles as a percentage of vehicles sold will have a negative impact on our sales of engines, transmissions, and other related parts.
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
Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled products that we provide, such as airbags. In addition, laws relating to the regulation of parts affecting vehicle emissions, such as California’s Proposition 65, may impact the ability of our Specialty segment to sell certain accessory products. These and other jurisdictions could enact similar laws or could prohibit or severely restrict the sale of additional recycled products. The passage of legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse impact on our business. Additionally, Congress could enact federal legislation restricting the use of aftermarket or recycled automotive products used in the course of vehicle repairs.
The Federal Trade Commission has issued guides that regulate the use of certain terms such as “rebuilt” or “remanufactured” in connection with the sale of automotive parts. Restrictions on the products we are able to sell and on the marketing of such products could decrease our revenue and have an adverse effect on our business and operations.
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
Our North American business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. Our European business also acquires product from Asian sources. We incur substantial freight costs to import parts from our suppliers, many of which are located in Asia. If the cost of freight rose, we might not be able to pass the cost increases on to our customers. Furthermore, although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced manufacturing and providing the relevant products. In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory. We also face the risk that our suppliers could attempt to circumvent us and sell their product directly to our customers.
Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, natural disasters, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China, Japan and Taiwan. For example, U.S. Customs and Border Protection have used claims of intellectual property infringement to seize certain of our aftermarket parts as we attempted to import them into the U.S.
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
Our revenue, cost of goods sold, and operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, many of which are beyond our control. Future factors that may affect our operating results include, but are not limited to, those listed in the Special Note on Forward-Looking Statements in this Annual Report on Form 10-K. Additionally, the number of selling days can fluctuate each quarter causing volatility in revenue and net income. Accordingly, our results of operations may not be indicative of future performance. These fluctuations in our operating results may cause our results to fall below our published financial guidance and the expectations of public markets, which could cause our stock price or the value of our debt instruments to decline.
Our key management personnel are important to successfully manage our business and achieve our objectives.
Our future success depends in large part upon the leadership and performance of our executive management team and key employees at the operating level. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business. In addition, to the extent wage inflation occurs in jurisdictions in which we operate, we may not be able to retain key employees or we may experience increased costs.
We operate in foreign jurisdictions, which exposes us to foreign exchange and other risks.
We have operations in North America, Europe and Taiwan, and we may expand our operations in the countries in which we do business and into other countries. Our foreign operations expose us to additional risks associated with international business, which could have an adverse effect on our business, results of operations and/or financial condition, including import and export requirements and compliance with anti-corruption laws, such as the U.K. Bribery Act 2010 and the Foreign Corrupt Practices Act. We also incur costs in currencies other than our functional currencies in some of the countries in which we operate. We are thus subject to foreign exchange exposure to the extent that we operate in different currencies, as well as exposure to foreign tax and other foreign and domestic laws. In addition, certain countries in which we operate have a higher level of political instability and criminal activity than the U.S. that could affect our operations and the ability to maintain our supply of products.
If we determine that our goodwill or other intangible assets have become impaired, we may incur significant charges to our pre-tax income.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, our goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, deterioration of expected future cash flows or performance, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2018, our total goodwill subject to future impairment testing was $4.4 billion. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Policies and Estimates section of Item 7 in this Annual Report on Form 10-K.
Except for indefinite-lived intangibles, we amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review indefinite-lived intangible assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. We review finite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2018, the value of our other intangible assets, net of accumulated amortization, was $929 million.
Our business may be adversely affected by union activities and labor and employment laws.
Certain of our employees are represented by labor unions and other employee representative bodies and work under collective bargaining or similar agreements, which are subject to periodic renegotiation. From time to time, there have been efforts to organize additional portions of our workforce and those efforts can be expected to continue. In addition, legislators and government agencies could adopt new regulations, or interpret existing regulations in a manner, that could make it significantly easier for unionization efforts to be successful. Also, we may in the future be subject to strikes or work stoppages, union and works council campaigns, and other labor disruptions and disputes. Additional unionization efforts, new collective bargaining or similar agreements, and work stoppages could materially increase our costs and reduce revenue and could limit our flexibility in terms of work schedules, reductions in force and other operational matters.

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
In the ordinary course of business, we rely upon information technology networks and systems, some of which are leased from third parties, to process, transmit and store electronic information and to manage and support a variety of business processes and activities. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals, breaches due to employee error or malfeasance, disruptions during the process of upgrading or replacing computer software or hardware, terminations of business relationships by third party service providers, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss of information could result in legal claims or proceedings, disruption to our operations and damage to our reputation, any of which could adversely affect our business. In addition, as security threats continue to evolve, we will likely need to invest additional resources to protect the security of our systems.
In the event that we decide to switch providers or to implement upgrades or replacements to our own systems, we may be unsuccessful in the development of our own systems or we may underestimate the costs and expenses of switching providers or developing and implementing our own systems. Also, our revenue may be hampered during the period of implementing an alternative system, which period could extend longer than we anticipated. In 2018, we launched a systems conversion project for our European businesses, which will be subject to all of these risks.
The costs of complying with the requirements of laws pertaining to the privacy and security of personal information and the potential liability associated with the failure to comply with such laws could materially adversely affect our business and results of operations.
We collect personally identifiable information ("PII") and other data as part of our business processes and operations. The legislative and regulatory framework relating to privacy and data protection is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. This data is subject to a variety of U.S. and international laws and regulations. Many foreign countries and governmental bodies, including the European Union, Canada and other jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are more restrictive than those in the U.S. Additionally, the European Union adopted the General Data Protection Regulation ("GDPR") that will impose more stringent data protection requirements for processors and controllers of personal data, including expanded disclosures about how PII is to be used, limitations on retention of PII, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR became effective in May 2018, and there can be no assurance that we have timely implemented all processes required for full compliance with the regulation. The GDPR provides severe penalties for noncompliance. In addition, stricter laws in this area are being enacted in certain states in the U.S. and in other countries, and more jurisdictions are likely to follow this trend.
Any inability, or perceived inability, to adequately address privacy and data protection issues, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations (including at newly-acquired companies) could result in additional cost and liability to us, result in governmental investigations and enforcement actions, give rise to civil litigation, result in damage to our reputation (including the loss of trust by our customers and employees), inhibit sales, and otherwise adversely affect our business. We also may be subject to these adverse effects if other parties with whom we do business, including lenders, suppliers, consultants and advisors, violate applicable laws or contractual obligations or suffer a security breach.
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
We are subject to various environmental protection and health and safety laws and regulations governing, among other things: the emission and discharge of hazardous materials into the ground, air, or water; exposure to hazardous materials; and the generation, handling, storage, use, treatment, identification, transportation, and disposal of industrial by-products, waste water, storm water, and mercury and other hazardous materials. We are also required to obtain environmental permits from governmental authorities for certain of our operations. If we violate or fail to obtain or comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators or lose our operating permits. We could also become liable if employees or other parties are improperly exposed to hazardous materials. We have an environmental management process designed to facilitate and support our compliance with these requirements; we cannot assure you, however, that we will at all times be in complete compliance with such requirements.
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
Contamination resulting from vehicle recycling processes can include soil and ground water contamination from the release, storage, transportation, or disposal of gasoline, motor oil, antifreeze, transmission fluid, chlorofluorocarbons ("CFCs") from air conditioners, other hazardous materials, or metals such as aluminum, cadmium, chromium, lead, and mercury. Contamination from the refurbishment of chrome plated bumpers can occur from the release of the plating material. Contamination can migrate on-site or off-site, which can increase the risk, and the amount, of any potential liability.
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
In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted final rules regarding disclosure of the use of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo or adjoining countries. These requirements impose significant burdens on U.S. public companies. Compliance with the rules requires substantial due diligence in an effort to determine whether products contain the conflict minerals.  The results of such due diligence efforts must be disclosed on an annual basis in a filing with the SEC.
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
We lease most of the properties at which we conduct our businesses. At the end of a lease term, we must negotiate a renewal, exercise a purchase option (to the extent we have that right), or find a new location. There can be no assurance that we will be able to negotiate renewals on terms acceptable to us or that we will find a suitable alternative location, especially with respect to our salvage operations (which have characteristics that are often not attractive to landlords, local governments, or neighbors). In such cases, we may lose the right to operate at key locations.
Our effective tax rate could materially increase as a consequence of various factors, including interpretations and administrative guidance in regard to the Tax Act (defined below), U.S. and/or international tax legislation, mix of earnings by jurisdiction, and U.S. and foreign jurisdictional audits.
We are a U.S. based multinational company subject to income taxes in the U.S. and a number of foreign jurisdictions. Therefore, we are subject to changes in tax laws in each of these jurisdictions and such changes could have a material adverse effect on our effective tax rate and cash flows.
On December 22, 2017, the U.S. enacted legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act reduced the U.S. statutory corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Additionally, beginning in 2018, the Tax Act imposed a regime of taxation on foreign subsidiary earnings (Global Intangible Low-Taxed Income, “GILTI”) and on certain related party payments (Base Erosion Anti-abuse Tax, “BEAT”). Other important changes potentially material to our operations included the full expensing of certain assets placed into service after September 27, 2017, the repeal of the domestic manufacturing deduction, and additional limitations on the deductibility of executive compensation. Finally, as part of the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, the Tax Act imposed a one-time transition tax on the deemed repatriation of historical earnings of foreign subsidiaries as of December 31, 2017. Other than the transition tax and revaluation of deferred tax balances (which were applicable to us for 2017), the provisions will generally be applicable in 2018 and beyond. In accordance with the guidance provided in SEC Staff Accounting Bulletin No. 118 ("SAB 118"), in the fourth quarter of 2017, we recorded provisional reasonable estimates of the impact of the Tax Act, including $51 million for the transition tax and a deferred tax benefit of $73 million related to the revaluation of deferred tax balances based on the new rate. During the third quarter of 2018, we recorded a $10 million favorable adjustment to the provisional amount recognized in 2017 related to the transition tax; no further material adjustments were recognized with regard to the revaluation of deferred tax balances. As of December 31, 2018, we completed our analysis of the impact of the Tax Act in accordance with SAB 118, and the provisional amounts recognized in 2017 are no longer considered provisional.
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
The current U.S. administration has recently imposed tariffs on certain materials imported into the U.S. from China and announced additional tariffs on other goods from China and other countries. Moreover, counter-measures have been taken by other countries in retaliation for the U.S.-imposed tariffs. The tariffs cover products and materials that we import, and the counter-measures may affect products we export. The effects currently are not material; however, depending on the breadth of products and materials ultimately affected by, and the duration of, the tariffs and countermeasures, our financial results may be materially harmed. In addition, countries may impose other restrictions on the importation of products. For example, China has imposed a ban on the importation of 32 types of solid waste allegedly in an effort to reduce environmental pollution. This ban includes certain scrap metals that we sell and will likely have the effect of reducing the prices of such products.
Activist investors could cause us to incur substantial costs, divert management’s attention, and have an adverse effect on our business.
From time to time, we may be subject to proposals by activist investors urging us to take certain corporate actions. If activist investor activities occur, our business could be adversely affected because responding to proxy contests and other demands by activist investors can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist investor matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. Campaigns by activist investors to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short term investor value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire company. Perceived uncertainties as to our future direction, strategy or leadership that arise as a consequence of activist investor initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, employees and business partners, and cause our stock price to experience periods of volatility or stagnation.
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
We and our stockholders may sell shares of common stock or other equity, debt or instruments that constitute an element of our debt and equity (collectively, "securities") in the future. We may also issue shares of common stock under our equity incentive plan or in connection with future acquisitions. We cannot predict the size of future issuances of securities or the effect, if any, that future issuances and sales of shares of our common stock or other securities will have on the price of our common stock. Sales of substantial amounts of common stock (including shares issued in connection with an acquisition), the issuance of additional debt securities, or the perception that such sales or issuances could occur, may cause the price of our common stock to fall.
We cannot guarantee that our stock repurchase program will be fully implemented.
In October 2018, our Board of Directors approved a stock repurchase program totaling $500 million. We are not obligated to repurchase a specified number or dollar value of shares, and our repurchase program may be suspended or terminated at any time.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
As of December 31, 2018, we had approximately $1.8 billion aggregate principal amount of secured debt outstanding and approximately $1.7 billion of availability under our credit agreement ($1.8 billion of availability reduced by $65 million of amounts outstanding under letters of credit). In addition, we had approximately $2.3 billion aggregate principal amount of unsecured debt outstanding comprising $600 million aggregate principal amount of 4.75% senior notes due May 15, 2023 (the "U.S. Notes (2023)"), €500 million ($573 million) aggregate principal amount of 3.875% senior notes due April 1, 2024 (the "Euro Notes (2024)"), and €1.0 billion ($1.1 billion) aggregate principal amount consisting of €750 million of 3.625% senior notes due 2026 (the "Euro Notes (2026)") and €250 million of 4.125% senior notes due 2028 (the "Euro Notes (2028)," together with the 2026 notes, the "Euro Notes (2026/28)," and together with the U.S. Notes (2023), Euro Notes (2024), and Euro Notes (2026), the "senior notes"). Borrowings under the credit agreement mature in January 2024.
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
Although we are subject to our credit agreement for so long as it remains in effect, the indentures governing the senior notes do not restrict the future incurrence of unsecured indebtedness, guarantees or other obligations. The indentures contain certain limitations on our ability to incur liens on assets and engage in sale and leaseback transactions. However, these limitations are subject to important exceptions. In addition, the indentures do not contain many other restrictions, including certain restrictions contained in our credit agreement, including, without limitation, making investments, prepaying subordinated indebtedness or engaging in transactions with our affiliates.
Our credit agreement will permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness. As of December 31, 2018, we would have been able to incur an additional $1.7 billion of indebtedness under our credit agreement ($1.8 billion of availability reduced by $65 million of amounts outstanding under letters of credit). If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the ability to service such debt would increase.
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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we hope to realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, our credit agreement and the indentures that govern our senior notes limit the use of the proceeds from certain dispositions of our assets; as a result, our credit agreement and our senior notes may prevent us from using the proceeds from such dispositions to satisfy all of our debt service obligations.
Our future capital needs may require that we seek to refinance our debt or obtain additional debt or equity financing, events that could have a negative effect on our business.
We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. Funds may not be available or available on terms acceptable to us as a result of different factors, including but not limited to turmoil in the credit markets that results in the tightening of credit conditions and current or future regulations applicable to the financial institutions from whom we seek financing. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we refinance or restructure our debt, we may incur charges to write off the unamortized portion of deferred debt issuance costs from a previous financing, or we may incur charges related to hedge ineffectiveness from our interest rate swap obligations. There are restrictions in the indenture that governs the Euro Notes (2024), Euro Notes (2026) and Euro Notes (2028) on our ability to refinance such notes prior to January 1, 2024, April 1, 2021, and April 1, 2023, respectively. If we fail to raise capital when needed, our business may be negatively affected.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly and could affect the value of our senior notes.
Certain borrowings under our credit agreement and the borrowing under our accounts receivable securitization facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Moreover, changes in market interest rates could affect the trading value of the senior notes. Certain of our variable rate debt, including our revolving credit facility, currently uses the London Interbank Offered Rate ("LIBOR") as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate debt. Assuming all revolving loans were fully drawn and no interest rate swaps were in place, each one percentage point change in interest rates would result in a $36 million change in annual cash interest expense under our credit agreement and our accounts receivable securitization facility.
Repayment of our indebtedness, including our senior notes, is dependent on cash flow generated by our subsidiaries.
We are a holding company and repayment of our senior notes will be dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are borrowers or guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on the indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the senior notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and, under certain circumstances, distributions from our subsidiaries may be subject to taxes that reduce the amount of such distributions available to us. While the indentures governing the senior notes limit the ability of our subsidiaries to restrict the payment of dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the senior notes.
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
Our obligations under our senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our and each co-borrower’s obligations under our credit agreement and each guarantor’s obligations under their respective guarantees of the credit agreement are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of most of our wholly-owned United States subsidiaries and the stock of certain of our non-United States subsidiaries. If we are declared bankrupt or insolvent, or if we default under our credit agreement, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of our senior notes, even if an event of default exists under the applicable indenture governing the senior notes. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under our senior notes, then that guarantor will be released from its guarantee of the senior notes automatically and immediately upon such sale. In any such event, because the senior notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims by holders of the senior notes could be satisfied or, if any assets remained, they might be insufficient to satisfy claims fully. As of December 31, 2018, we had approximately $1.8 billion aggregate principal amount of secured debt outstanding and approximately $1.7 billion of availability under the credit agreement ($1.8 billion of availability reduced by $65 million of amounts outstanding under letters of credit).
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
Not all of our subsidiaries have guaranteed the credit agreement, our U.S. Notes (2023), Euro Notes (2024), Euro Notes (2026), and Euro Notes (2028). In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to the lenders under the credit agreement or the holders of the senior notes. Consequently, claims in respect of the credit agreement and the senior notes are structurally subordinated to all of the liabilities of our subsidiaries that are not guarantors of such instruments, including trade payables, and any claims of third party holders of preferred equity interests, if any, in our non-guarantor subsidiaries. For the year ended December 31, 2018, our subsidiaries that are not borrowers under or do not guarantee the credit agreement and our subsidiaries that do not guarantee the U.S. Notes (2023) represented approximately 49% and 30% of our total revenue and operating income, respectively. In addition, these non-guarantor subsidiaries represented approximately 58% and 60% of our total assets and total liabilities, respectively, as of December 31, 2018 (excluding, in each case, intercompany amounts). As of the same date, our subsidiaries that do not guarantee the credit agreement or the U.S. Notes (2023) had approximately $2.7 billion of outstanding indebtedness (which includes $683 million of borrowings under our revolving credit facilities by foreign subsidiaries that are borrowers under the revolving credit facilities but that do not guarantee the U.S. Notes (2023)). The group of subsidiaries that does not guarantee the Euro Notes (2024) is similar to the group that does not guarantee the U.S. Notes (2023), Euro Notes (2026) and Euro Notes (2028), except that, in addition to the issuer of the Euro Notes (2024), there are four subsidiaries in the group that does not guarantee the U.S. Notes (2023), Euro Notes (2026) and Euro Notes (2028) that guarantee the Euro Notes (2024).
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
We have an arrangement whereby we sell an interest in a portion of our accounts receivable to a special purpose vehicle and receive funding through the commercial paper market. This arrangement expires in November 2021. In the event that the market for commercial paper were to close or otherwise become constrained, our cost of credit relative to this program could rise, or credit could be unavailable altogether.

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

ITEM 3.     LEGAL PROCEEDINGS
On May 10, 2018, our Specialty segment received a Notice of Violation from the U.S. Environmental Protection Agency ("EPA") alleging that certain performance-related parts that we sold between January 1, 2015 and October 15, 2017 violated the provisions of the Clean Air Act that prohibit the sale of parts that could alter or defeat the emission control system of a vehicle. We are in negotiations with the EPA to resolve this matter, which may involve the payment of a civil penalty. Any penalty that is likely to be imposed is not expected to have material effect on our financial position, results of operations or cash flows.

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
Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "LKQ." At December 31, 2018, there were 18 record holders of our common stock.
We have not paid any cash dividends on our common stock. We intend to continue to retain our earnings to finance our growth, repurchase stock through our stock repurchase program, and for general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our senior secured credit agreement and our senior notes indentures contain, and future financing agreements may contain, limitations on payment of cash dividends or other distributions of assets. Delaware law also imposes restrictions on dividend payments. Based on limitations in effect under our senior secured credit agreement and senior notes indentures, the maximum amount of dividends we could pay as of December 31, 2018 was approximately $1.7 billion. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
Stock Performance Graph and Cumulative Total Return
The following graph compares the percentage change in the cumulative total returns on our common stock, the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the following group of peer companies (the "Peer Group"): Copart, Inc.; O'Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co., for the period beginning on December 31, 2013 and ending on December 31, 2018 (which was the last day of our 2018 fiscal year). The stock price performance in the graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the S&P 500 Index and the Peer Group was $100 on December 31, 2013 and that all dividends, where applicable, were reinvested.
Comparison of Cumulative Return
Among LKQ Corporation, the S&P 500 Index and the Peer Group

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
LKQ Corporation	$100	$85	$90	$93	$124	$72
S&P 500 Index	$100	$111	$111	$121	$145	$136
Peer Group	$100	$131	$144	$162	$156	$195
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
Issuer Purchases of Equity Securities
On October 25, 2018, our Board of Directors authorized a stock repurchase program under which we may purchase up to $500 million of our common stock from time to time through October 25, 2021. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases.
The following table summarizes our stock repurchases for the three months ended December 31, 2018 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	200	$26.64	200	494,673
November 1, 2018 - November 30, 2018	805	$27.87	805	472,233
December 1, 2018 - December 31, 2018	1,267	$25.45	1,267	440,000
Total	2,272		2,272
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our common stock that may be issued under our equity compensation plans as of December 31, 2018 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
	(1)	(2)	(3)	(4)	(5)
Statements of Income Data:
Revenue	$11,876,674	$9,736,909	$8,584,031	$7,192,633	$6,740,064
Cost of goods sold	7,301,817	5,937,286	5,232,328	4,359,104	4,088,151
Gross margin	4,574,857	3,799,623	3,351,703	2,833,529	2,651,913
Operating income (6) (7)	882,241	844,998	763,398	704,627	649,868
Other expense (income):
Interest expense	146,377	101,640	88,263	57,860	64,542
Other income, net (6)	(7,567)	(23,269)	(2,146)	(2,263)	(2,562)
Income from continuing operations before provision for income taxes	743,431	766,627	677,281	649,030	587,888
Provision for income taxes	191,395	235,560	220,566	219,703	204,264
Equity in (losses) earnings of unconsolidated subsidiaries (8)	(64,471)	5,907	(592)	(6,104)	(2,105)
Income from continuing operations	487,565	536,974	456,123	423,223	381,519
Net (loss) income from discontinued operations	(4,397)	(6,746)	7,852	—	—
Net income	483,168	530,228	463,975	423,223	381,519
Less: net income (loss) attributable to noncontrolling interest	3,050	(3.516)	—	—	—
Net income attributable to LKQ stockholders	$480,118	$533,744	$463,975	$423,223	$381,519
Basic earnings per share: (9)
Income from continuing operations	$1.55	$1.74	$1.49	$1.39	$1.26
Net (loss) income from discontinued operations	(0.01)	(0.02)	0.03	—	—
Net income	1.54	1.72	1.51	1.39	1.26
Less: net income (loss) attributable to noncontrolling interest	0.01	(0.01)	—	—	—
Net income attributable to LKQ stockholders	$1.53	$1.73	$1.51	$1.39	$1.26
Diluted earnings per share: (9)
Income from continuing operations	$1.54	$1.73	$1.47	$1.38	$1.25
Net (loss) income from discontinued operations	(0.01)	(0.02)	0.03	—	—
Net income	1.53	1.71	1.50	1.38	1.25
Less: net income (loss) attributable to noncontrolling interest	0.01	(0.01)	—	—	—
Net income attributable to LKQ stockholders	$1.52	$1.72	$1.50	$1.38	$1.25
Weighted average shares outstanding-basic	314,428	308,607	306,897	304,722	302,343
Weighted average shares outstanding-diluted	315,849	310,649	309,784	307,496	306,045

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
	(1)	(2)	(3)	(4)	(5)
Other Financial Data:
Net cash provided by operating activities	$710,739	$518,900	$635,014	$544,282	$388,711
Net cash used in investing activities	(1,458,939)	(384,595)	(1,709,928)	(329,993)	(920,994)
Net cash provided by (used in) financing activities	882,995	(112,567)	1,225,737	(238,537)	501,189
Capital expenditures	(250,027)	(179,090)	(207,074)	(170,490)	(140,950)
Cash paid for acquisitions, net of cash acquired	(1,214,995)	(513,088)	(1,349,339)	(160,517)	(775,921)
Depreciation and amortization	294,077	230,203	206,086	128,192	125,437
Balance Sheet Data:
Total assets	$11,393,402	$9,366,872	$8,303,199	$5,647,837	$5,475,739
Working capital (10)	2,830,601	2,499,410	2,045,273	1,588,742	1,491,169
Long-term obligations, including current portion	4,310,500	3,403,980	3,341,771	1,584,702	1,846,148
Total Company stockholders' equity	4,782,298	4,198,169	3,442,949	3,114,682	2,720,657

(1)	Includes the results of operations of Stahlgruber, from its acquisition effective May 30, 2018, and 13 other businesses from their respective acquisition dates in 2018.

(2)	Includes the results of operations of 26 businesses from their respective acquisition dates in 2017.

(3)
Includes the results of operations of: (i) Rhiag, from its acquisition effective March 18, 2016; (ii) the aftermarket automotive glass distribution business of Pittsburgh Glass Works LLC ("PGW autoglass"), from its acquisition effective April 21, 2016; and (iii) 13 other businesses from their respective acquisition dates in 2016.

(4)	Includes the results of operations of 18 businesses from their respective acquisition dates in 2015.

(5)	Includes the results of operations of Keystone Specialty from its acquisition effective January 3, 2014 and 22 other businesses from their respective acquisition dates in 2014.

(6)
Certain amounts for 2017 have been recast to reflect the 2018 adoption of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See "Other Recently Adopted Accounting Pronouncements" within Note 4, "Summary of Significant Accounting Policies" for further information.

(7)	Reflects $33 million goodwill impairment charge on the Aviation reporting unit. See Note 4, "Summary of Significant Accounting Policies," for further information.

(8)	Reflects $71 million impairment charge related to the Mekonomen equity investment. See Note 4, "Summary of Significant Accounting Policies," for further information.

(9)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

(10)
Working capital amounts represent current assets less current liabilities, excluding assets and liabilities of discontinued operations. As of its acquisition date, Stahlgruber added $240 million in working capital.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles.
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
We are a leading provider of alternative vehicle collision replacement products and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom, Germany, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Poland, Slovakia, Austria, and various other European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada.
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
On May 30, 2018, we acquired Stahlgruber, a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia with further sales to Switzerland. This acquisition expands LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, we believe this acquisition will allow for continued improvement in procurement, logistics and infrastructure optimization. On May 3, 2018, the European Commission cleared the acquisition for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of the Czech Republic wholesale business has been referred to the Czech Republic competition authority for review. The Czech Republic wholesale business represents an immaterial portion of Stahlgruber's revenue and profitability.
On July 3, 2017, we acquired four parts distribution businesses in Belgium. These acquisitions are transforming the existing three-step distribution model in Belgium to a two-step distribution model to align with our Netherlands operations.
On November 1, 2017, we acquired the aftermarket business of Warn, a leading designer, manufacturer and marketer of high performance vehicle equipment and accessories. This acquisition expanded LKQ's presence in the specialty market and created viable points of entry into related markets.
On March 18, 2016, we acquired Rhiag, a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Slovakia, Poland and Spain. This acquisition expanded LKQ's geographic presence in continental Europe and provided additional procurement synergies in our Europe segment.
On April 21, 2016, we acquired PGW, a leading global distributor and manufacturer of automotive glass products. PGW’s business comprised aftermarket automotive replacement glass distribution services and automotive glass manufacturing. On March 1, 2017, we sold the automotive glass manufacturing component of PGW. Unless otherwise noted, the discussion related to PGW throughout Part II, Item 7 of this Annual Report on Form 10-K refers to the aftermarket glass distribution operations of PGW, PGW autoglass, which is included within continuing operations. See Note 3, "Discontinued Operations" in Item 8 of this Annual Report on Form 10-K for further information related to our discontinued operations. The acquisition of PGW autoglass expanded our addressable market in North America and provided distribution synergies with our existing network.
In October 2016, we acquired substantially all of the business assets of Andrew Page Limited ("Andrew Page"), a distributor of aftermarket automotive parts in the United Kingdom. The U.K. Competition and Markets Authority ("CMA") concluded its review of this acquisition on October 31, 2017 and required us to divest less than 10% of the acquired locations. We divested the required locations during 2018.

In addition to the significant acquisitions mentioned above, during the years ended December 31, 2018, 2017, and 2016, we acquired various smaller businesses across our North America, Europe, and Specialty segments.
On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen"), the leading independent car parts and service chain in the Nordic region of Europe, offering a wide range of quality products including spare parts and accessories for cars, and workshop services for consumers and businesses. We acquired additional shares in the fourth quarter of 2018, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee.
See Note 2, "Business Combinations," and "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions and investments.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. During the year ended December 31, 2018, parts and services revenue represented approximately 95% of our consolidated revenue. Revenue from other sources includes scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 5, "Revenue Recognition" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our sources of revenue.
Selling, General and Administrative Expenses
In our Annual Report on Form 10-K for the year ended December 31, 2017, we reported the following categories of operating expenses: (i) facility and warehouse expenses; (ii) distribution expenses; and (iii) selling, general and administrative expenses. To better reflect the changing profile of our business, and to align our financial statement presentation with other automotive parts and distribution companies, beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2018, these three categories have been consolidated into one line item: selling, general and administrative ("SG&A") expenses.
Other than the consolidation of these financial statement line items and the changes due to the adoptions of Accounting Standards Update ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), and ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," as discussed in Note 4, "Financial Statement Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, there have been no changes to the classification of revenue or expenses on our Consolidated Statements of Income. Our SG&A expenses continue to include: personnel costs for employees in selling, general and administrative functions; costs to operate our selling locations, corporate offices and back office support centers; costs to transport our products from our facilities to our customers; and other selling, general and administrative expenses, such as professional fees, supplies, and advertising expenses.
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
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. This update outlines a new comprehensive revenue recognition model that supersedes the prior revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU

2014-09, which collectively with ASU 2014-09, represent the FASB Accounting Standards Codification Topic 606 (“ASC 606”). On January 1, 2018, we adopted ASC 606 for all contracts using the modified retrospective method. For more information regarding the adoption of the new revenue standard as well as our critical accounting policies related to revenue, refer to Note 5, "Revenue Recognition," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
All Inventory. For all inventory, carrying value is recorded at the lower of cost or net realizable value and is reduced to reflect current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.
Business Combinations
We record our acquisitions using the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. We utilize management estimates and, in some instances, independent third-party valuation firms to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. There are inherent assumptions and estimates used in developing the future cash flows and fair values of tangible and intangible assets, such as projecting revenues and profits, discount rates, income tax rates, royalty rates, customer attrition rates and other various valuation assumptions. We use various valuation methods to value property, plant and equipment. When valuing real property, we typically use the sales comparison approach for land and the income approach for buildings and building improvements. When valuing personal property, we typically use either the income or cost approach. We used the relief-from-royalty method to value trade names, trademarks, software and other technology assets, and we used the multi-period excess earnings method to value customer relationships. The relief-from-royalty method assumes that the intangible asset has value to the extent that its owner is relieved of the obligation to pay royalties for the benefits received from the intangible asset. The multi-period excess earnings method is based on the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges.
Goodwill and Indefinite-Lived Intangibles Impairment
We are required to test our goodwill and indefinite-lived intangible assets for impairment at least annually. When testing goodwill for impairment, we are required to evaluate events and circumstances that may affect the performance of the reporting unit and the extent to which the events and circumstances may impact the future cash flows of the reporting unit to determine whether the fair value of the assets exceed the carrying value. Developing the estimated future cash flows and fair value of the reporting unit requires management's judgment in projecting revenues and profits, allocation of shared corporate costs, tax rates, capital expenditures, working capital requirements, discount rates and market multiples. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates can change in future periods. If these assumptions or estimates change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.
We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During 2018, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not perform any impairment tests other than our annual test in the fourth quarter of 2018 as of October 31.
Our goodwill impairment assessment is performed by reporting unit. A reporting unit is an operating segment, or a business one level below an operating segment (the "component" level), for which discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. For the purpose of aggregating our components into reporting units, we review the long-term performance of Segment EBITDA. Additionally, we review qualitative factors such as type or class of customers, nature of products, distribution methods, inventory procurement methods, level of integration, and interdependency of processes across components. Our assessment of the aggregation includes both qualitative and quantitative factors and is based on the facts and circumstances specific to the components.
We have four operating segments: Wholesale – North America, Europe, Specialty and Self Service. Each of these operating segments consists of multiple components that have discrete financial information available that is reviewed by segment management on a regular basis. We have evaluated these components and concluded that the components that compose the Europe, Specialty, and Self Service operating segments are economically similar and thus were aggregated into three separate reporting units. Based on our aggregation assessment of the qualitative and quantitative factors of the components of the Wholesale – North America operating segment, we determined the Aviation component should not be aggregated with its operating segment, Wholesale – North America, thus we did not aggregate the Aviation component into the Wholesale – North America reporting unit. Our Aviation reporting unit resulted from a 2017 acquisition of a small wholesale business in North America. As of the date of our 2018 annual goodwill impairment test, we were organized into five reporting units: Wholesale - North America, Europe, Specialty, Self Service and Aviation.
Our goodwill would be considered impaired if the carrying value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. Discount rates, growth rates and cash flow projections are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. To assess the reasonableness of the fair value estimates, we compare the sum of the reporting units’ fair values to the Company’s market capitalization and calculate an implied control premium, which is then evaluated against recent market transactions in our industry. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results.
Based on our annual goodwill impairment test in the fourth quarter of 2018, we determined the carrying value of our Aviation reporting unit exceeded the fair value estimate by more than the carrying value, thus we recorded an impairment charge of $33 million, which represented the total carrying value of goodwill in our Aviation reporting unit. The impairment charge was due to a decrease in the fair value estimate from the prior year fair value estimate, primarily driven by a significant deterioration in the outlook for the Aviation reporting unit due to competition, customer financial issues and changing market conditions for the airplane platforms that the business services, which lowered our projected gross margin and related future cash flows. We reported the impairment charge in Impairment of goodwill on the Consolidated Statements of Income for the year ended December 31, 2018. We determined no other impairments existed when we performed our annual impairment testing on the remaining four reporting units as all those reporting units had a fair value estimate which exceeded the carrying value by at least approximately 15%, the level at which our Europe reporting unit exceeded its carrying value. The excess of the fair value estimate over the carrying value for our Europe reporting unit decreased from our 2017 to our 2018 impairment test as a result of the Stahlgruber acquisition in May 2018. This decrease aligns with our expectations as there has not been a significant change in the value of the Stahlgruber business since its acquisition, which had the effect of reducing the excess for the entire Europe reporting unit. As of December 31, 2018, we had a total of $4.4 billion in goodwill subject to future impairment tests.
We review indefinite-lived intangible assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. We performed a quantitative impairment test in the fourth quarter of 2018 as of October 31, using the relief-from-royalty method to value the Warn trademark, which is our only indefinite-lived intangible; we determined no impairment existed as the trademark had a fair value estimate which exceeded the carrying value.
Recently Issued Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.
Financial Information by Geographic Area
See Note 16, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	61.5%	61.0%	61.0%
Gross margin	38.5%	39.0%	39.0%
Selling, general and administrative expenses	28.2%	27.9%	27.5%
Restructuring and acquisition related expenses	0.3%	0.2%	0.4%
Impairment of goodwill	0.3%	—	—
Depreciation and amortization	2.3%	2.3%	2.2%
Operating income	7.4%	8.7%	8.9%
Other expense, net	1.2%	0.8%	1.0%
Income from continuing operations before provision for income taxes	6.3%	7.9%	7.9%
Provision for income taxes	1.6%	2.4%	2.6%
Equity in (losses) earnings of unconsolidated subsidiaries	(0.5)%	0.1%	(0.0)%
Income from continuing operations	4.1%	5.5%	5.3%
Net (loss) income from discontinued operations	(0.0)%	(0.1)%	0.1%
Net income	4.1%	5.4%	5.4%
Less: net income (loss) attributable to noncontrolling interest	0.0%	(0.0)%	—%
Net income attributable to LKQ stockholders	4.0%	5.5%	5.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
	2018	2017	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$11,233,407	$9,208,634	4.4%	16.0%	1.5%	22.0%
Other revenue	643,267	528,275	20.4%	1.4%	0.0%	21.8%
Total revenue	$11,876,674	$9,736,909	5.3%	15.3%	1.4%	22.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 22.0% represented increases in segment revenue of 6.5% in North America, 43.4% in Europe and 13.2% in Specialty. Organic growth in parts and services revenue on a per day basis was 4.1% as there was one additional selling day in 2018 compared to 2017. The increase in other revenue of 21.8% was primarily driven by a $108 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the year ended December 31, 2018 compared to the year ended December 31, 2017.
Cost of Goods Sold. Cost of goods sold increased to 61.5% of revenue in the year ended December 31, 2018 from 61.0% of revenue in the year ended December 31, 2017. Cost of goods sold increased 0.4% and 0.3% as a result of our Europe and North America segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the year ended December 31, 2018 compared to the year ended December 31, 2017.
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue increased to 28.2% in the year ended December 31, 2018 from 27.9% in the year ended December 31, 2017, primarily as a result of a 0.2% increase from our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the year ended December 31, 2018 compared to the year ended December 31, 2017.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2018		2017		Change
Restructuring expenses	$14,313	(1)	$5,012	(2)	$9,301
Acquisition related expenses	18,115	(3)	14,660	(4)	3,455
Total restructuring and acquisition related expenses	$32,428		$19,672		$12,756

(1)
Restructuring expenses for the year ended December 31, 2018 primarily consisted of $10 million related to the integration of our acquisition of Andrew Page and $3 million related to our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees.

(2)
Restructuring expenses for the year ended December 31, 2017 included $2 million, $2 million, and $1 million related to the integration of acquired businesses in our North America, Specialty, and Europe segments, respectively. These integration activities included the closure of duplicate facilities and termination of employees.

(3)
Acquisition related expenses for the year ended December 31, 2018 primarily consisted of $16 million of costs for our acquisition of Stahlgruber. The remaining costs related to other completed acquisitions and acquisitions that were pending as of December 31, 2018.

(4)
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

See Note 6, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
Impairment of Goodwill. We recorded a $33 million goodwill impairment charge on the Aviation reporting unit in the fourth quarter of 2018. See "Intangible Assets" in Note 4, "Summary of Significant Accounting Policies," for further information.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	Change
Depreciation	$137,632	$117,859	$19,773	(1)
Amortization	136,581	101,687	34,894	(2)
Total depreciation and amortization	$274,213	$219,546	$54,667

(1)
The increase in depreciation expense primarily reflected an increase of $17 million in our Europe segment, composed of (i) $10 million of incremental depreciation expense from our acquisition of Stahlgruber, (ii) a $3 million increase due to a measurement period adjustment recorded in the year ended December 31, 2017 related to our valuation procedures for our acquisition of Rhiag that reduced depreciation expense, and (iii) $3 million of incremental depreciation expense from our acquisitions of aftermarket parts distribution businesses in Belgium and Poland in the third quarter of 2017. Depreciation expense also increased by $2 million related to the impact of foreign currency translation, primarily due to increases in the pound sterling, euro, and Czech koruna exchange rates during 2018 compared to the prior year.

(2)
The increase in amortization expense primarily reflected (i) an increase of $37 million from our acquisition of Stahlgruber, and (ii) an increase of $4 million from our acquisition of Warn, partially offset by (iii) a $7 million decrease due to our 2016 acquisitions of Rhiag and PGW, which had higher amortization expense in 2017 compared to 2018 as a result of the accelerated amortization on the customer relationship intangible assets.

Other Expense, Net. The following table summarizes the components of the year-over-year increase in other expense, net (in thousands):

Other expense, net for the year ended December 31, 2017	$78,371
Increase due to:
Interest expense	44,737	(1)
Loss on debt extinguishment	894
Gains on bargain purchases	1,452	(2)
Interest income and other income, net	13,356	(3)
Net increase	60,439
Other expense, net for the year ended December 31, 2018	$138,810

(1)
Additional interest primarily related to (i) a $38 million increase resulting from higher outstanding debt during 2018 compared to the prior year (including the borrowings under our Euro Notes (2026/28)), (ii) a $5 million increase from higher interest rates on borrowings under our senior secured credit agreement compared to the prior year, and (iii) a $2 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the year ended December 31, 2018 compared to the year ended December 31, 2017.

(2)
Over the past three years, we have completed several European acquisitions that resulted in gains on bargain purchase. In 2018, newly recorded gains and adjustments related to preliminary gains decreased relative to the prior year amount.

(3)
The increase in other expense primarily consisted of (i) a $6 million increase in foreign currency losses, (ii) a $5 million fair value loss recorded during 2018 related to a preferential rights issue to subscribe for new shares at a discounted share price for our equity method investment in Mekonomen; see Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information, and (iii) a non-recurring $4 million gain recorded in 2017 due to a decrease in the fair value of contingent consideration liabilities.

Provision for Income Taxes. Our effective income tax rate was 25.7% for the year ended December 31, 2018, compared to 30.7% for the year ended December 31, 2017. The following table summarizes the components of our provision for income taxes for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017
Base provision for income taxes	$202,511	$266,403	(1)
Excess tax benefits from stock-based payments	(4,859)	(8,000)	(2)
U.S. tax reform deferred tax rate adjustment	—	(72,988)	(3)
U.S. tax reform transition tax on foreign earnings	(9,581)	50,800	(4)
Other discrete items	3,324	(655)
Provision for income taxes	$191,395	$235,560

(1)
Excluding the impact of discrete items, prior to the enactment of the Tax Act our recurring annual effective tax rate was approximately 35%. Largely due to the reduction in the U.S. federal tax rate to 21%, we now estimate the recurring rate to be approximately 27%. We continue to analyze the highly complex and interdependent 2017 U.S. tax legislation. Adjustments to that legislation, as well as regulations implemented by the U.S. Treasury Department, which could have an impact on our effective tax rate.

(2)	Represents a discrete item for excess tax benefits received upon the exercise of stock options or vesting of RSUs.

(3)
The 2017 amount represented the provisional estimate of the revaluation of deferred tax assets and liabilities as a result of the Tax Act which reduced the U.S. federal corporate tax rate. There were no adjustments to the revaluation recorded in 2018; the accounting for this item is complete.

(4)
The 2017 amount represented the provisional estimate of the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 as a result of the Tax Act. In 2018, we recognized a $10 million favorable adjustment to the Tax Act transition tax provisional estimate; the accounting for this item is complete.
For further discussion of the Tax Act, see Note 15, "Income Taxes," included in Part II, Item 8 of this Annual Report on Form 10-K.
Equity in (Losses) Earnings of Unconsolidated Subsidiaries. Equity in (losses) earnings of unconsolidated subsidiaries for the years ended December 31, 2018 and 2017 primarily related to our investment in Mekonomen. During the year ended December 31, 2018, we recorded $71 million in other-than-temporary impairments related to our investment in Mekonomen. See Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the impairment charges. The impairment charges are excluded from our calculation of Segment EBITDA. See Note 16, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for our reconciliation of Net Income to Segment EBITDA.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the year ended December 31, 2017, the Czech koruna, euro, and pound sterling rates used to translate the 2018 statements of income increased by 7.2%, 4.5%, and 3.6%, respectively. The translation effect of the change in foreign currencies against the U.S. dollar and realized and unrealized currency losses for the year ended December 31, 2018 resulted in a $0.02 positive effect on diluted earnings per share from continuing operations relative to the prior year.
Net Loss from Discontinued Operations. We recorded net losses from discounted operations of $4 million and $7 million during the years ended December 31, 2018 and 2017, respectively. Discontinued operations represents the automotive glass manufacturing business of PGW, which we sold on March 1, 2017. See Note 3, "Discontinued Operations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest for the year ended December 31, 2018 increased $7 million from 2017 due to (i) a $5 million increase in our North America segment, as we allocated a loss of $4 million to the noncontrolling interest of an immaterial subsidiary during the year ended December 31, 2017, and (ii) a $2 million increase related to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition.
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
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue for the year ended December 31, 2017 increased to 27.9% in 2017 from 27.5% in 2016, primarily as a result of a 0.4% increase from our Europe segment and a 0.2% increase from our North America segment. Partially offsetting these increases was a decrease in SG&A expense as a percentage of revenue in our Specialty segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

See Note 6, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
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

Other Expense, Net. The following table summarizes the components of the year-over-year decrease in other expense, net (in thousands):

Other expense, net for the year ended December 31, 2016	$86,117
Increase (decrease) due to:
Interest expense	13,377	(1)
Loss on debt extinguishment	(26,194)	(2)
Gain on foreign exchange contracts - acquisition related	18,342	(3)
Gains on bargain purchases	4,337	(4)
Interest income and other income, net	(17,608)	(5)
Net decrease	(7,746)
Other expense, net for the year ended December 31, 2017	$78,371

(1)	Additional interest primarily related to borrowings used to fund our acquisitions of Rhiag and PGW.

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

(5)
Interest income and other income, net was higher in 2017 primarily due to the impact of foreign currency transaction gains and losses, which had a net $6 million favorable impact compared to the prior year period. This primarily included unrealized gains and losses on foreign currency transactions and unrealized mark-to-market gains and losses on foreign currency forward contracts used to hedge the purchases of inventory in our U.K. operations. Additionally, there was (i) a $4 million gain due to a decrease in the fair value of contingent consideration liabilities, and (ii) a $2 million curtailment gain in 2017 related to our pensions. The remaining change related to miscellaneous other income.

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

(1)
Excluding the impact of discrete items, our annual effective tax rate has been close to 35% over the prior two years. We were still evaluating the impact of the Tax Act on our future U.S. tax liability, but at the time, we expected that the overall impact of the Tax Act on our effective tax rate would be a decrease in the rate from previous years.

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
For further discussion of the Tax Act, see Note 15, "Income Taxes," included in Part II, Item 8 of this Annual Report on Form 10-K.
Equity in (Losses) Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the year ended December 31, 2017 primarily related to our investment in Mekonomen. See Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
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
Net (Loss) Income from Discontinued Operations. During the year ended December 31, 2017 we recorded a loss from discontinued operations, net of tax totaling $7 million, of which $6 million was for the loss on sale of discontinued operations, compared to income from discontinued operations, net of tax totaling $8 million for the year ended December 31, 2016. Discontinued operations for 2017 and 2016 represents the automotive glass manufacturing business of PGW, which we acquired in April 2016 and sold on March 1, 2017. See Note 3, "Discontinued Operations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Net Income (Loss) Attributable to Noncontrolling Interest. During the year ended December 31, 2017, we allocated a loss of $4 million to the noncontrolling interest of an immaterial subsidiary.
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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2018	% of Total Segment Revenue	2017	% of Total Segment Revenue	2016	% of Total Segment Revenue
Third Party Revenue
North America	$5,181,964		$4,798,901		$4,443,886
Europe	5,221,754		3,636,811		2,920,470
Specialty	1,472,956		1,301,197		1,219,675
Total third party revenue	$11,876,674		$9,736,909		$8,584,031
Total Revenue
North America	$5,182,609		$4,799,651		$4,444,625
Europe	5,221,754		3,636,811		2,920,470
Specialty	1,477,680		1,305,516		1,223,723
Eliminations	(5,369)		(5,069)		(4,787)
Total revenue	$11,876,674		$9,736,909		$8,584,031
Segment EBITDA
North America	$660,153	12.7%	$655,275	13.7%	$589,945	13.3%
Europe	422,721	8.1%	319,156	8.8%	283,608	9.7%
Specialty	168,525	11.4%	142,159	10.9%	131,427	10.7%

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments, or divestitures, equity in losses and earnings of unconsolidated subsidiaries and impairment of goodwill. EBITDA, which is the basis for Segment EBITDA, is calculated as net income, less net income (loss) attributable to noncontrolling interest, excluding discontinued operations, depreciation, amortization, interest (which includes loss on debt extinguishment) and income tax expense. See Note 16, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total Segment EBITDA to net income.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2018	2017	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$4,558,220	$4,278,531	5.7%	(1)	0.8%	0.0%	6.5%
Other revenue	623,744	520,370	19.6%	(2)	0.3%	0.0%	19.9%
Total third party revenue	$5,181,964	$4,798,901	7.2%		0.8%	0.0%	8.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was attributable to roughly equal impacts of favorable pricing and increased sales volumes in our wholesale operations. The volume increases were primarily driven by (i) incremental sales related to an agreement signed in December 2017 for the distribution of batteries, and (ii) to a lesser extent, severe winter weather conditions in the first quarter of 2018 compared to mild winter weather conditions in the prior year period. Organic growth in parts and services revenue for our North America segment on a per day basis was 5.3% as there was one additional selling day in 2018 compared to 2017.

(2)
The $103 million increase in other revenue primarily related to (i) a $64 million increase in revenue from scrap steel and other metals primarily related to higher prices and, to a lesser extent, increased volumes, year over year, (ii) a $24 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices and, to a lesser extent, increased volumes, year over year, and (iii) a $7 million increase in core revenue primarily related to increased volumes year over year.

(3)	Acquisition related growth in 2018 reflected revenue from our acquisition of ten wholesale businesses from the beginning of 2017 up to the one-year anniversary of the acquisition dates.
Segment EBITDA. Segment EBITDA increased $5 million, or 0.7%, in 2018 compared to the prior year. Sequential increases in scrap steel prices in our salvage and self service operations had a favorable impact of $5 million on North America Segment EBITDA during the year ended December 31, 2018, compared to a $12 million positive impact on the year ended December 31, 2017. This favorable impact resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2017	13.7%
Decrease due to:
Change in gross margin	(0.5)%	(1)
Change in segment operating expenses	(0.3)%	(2)
Change in other expense, net and net income (loss) attributable to noncontrolling interest	(0.2)%	(3)
Segment EBITDA for the year ended December 31, 2018	12.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflected unfavorable impacts of 0.3% and 0.2% from our wholesale and self service operations, respectively. The decrease in wholesale gross margin is primarily attributable to (i) a shift in our sales toward lower margin products, including batteries, compared to the prior year period, and (ii) higher car costs in our salvage operations. The decrease in self service gross margin is primarily attributable to higher car costs as a result of increases in scrap prices in the first half of the year. While higher car costs can produce more gross margin dollars, these cars tend to have a dilutive effect on the gross margin percentage as parts revenue will typically increase at a lesser rate than the rise in average car cost. Self service gross margin was negatively impacted in the second half of 2018 due to declining scrap steel prices as the higher cost vehicles were scrapped.

(2)
The increase in segment operating expenses as a percentage of revenue primarily reflected (i) a 0.3% increase in vehicle expenses primarily due to increased vehicle rental leases to handle incremental volumes as well as increases in fuel prices, and (ii) a 0.2% increase in freight expenses due to a higher use of, and increased prices of, third party freight, partially offset by (iii) several individually immaterial factors that had a favorable impact of 0.1% in the aggregate.

(3)
The increase in other expense, net and net income (loss) attributable to noncontrolling interest was primarily due to several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$5,202,231	$3,628,906	2.9%	36.7%	3.8%	43.4%
Other revenue	19,523	7,905	74.2%	72.8%	(0.0)%	147.0%
Total third party revenue	$5,221,754	$3,636,811	3.1%	36.7%	3.8%	43.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services revenue growth for the year varied by geography. In our Eastern European operations, revenue grew in the high single digits due to both existing and new branches (we added 68 since the beginning of 2017). Our Western European operations experienced slight declines to mid-single digit growth for the year due primarily to higher volumes in the second quarter of 2018 (partly attributable to the timing of the Easter holiday) offsetting softness in the remainder of the year. While we expect to achieve lower organic growth rates in these more mature markets than in Eastern Europe, our revenue growth in 2018 was negatively impacted by competitor actions, economic conditions in certain countries, such as Italy, and warmer than normal weather conditions. Organic growth in parts and services revenue for our Europe segment on a per day basis was 2.6% as there was one additional selling day in 2018 compared to 2017.

(2)
Acquisition related growth for the year ended December 31, 2018 included $1.1 billion, or 30.2%, $79 million, or 2.2%, and $72 million, or 2.0%, from our acquisitions of Stahlgruber and aftermarket parts distribution businesses in Poland and Belgium, respectively. The remainder of our acquired revenue growth included revenue from our acquisitions of 20 wholesale businesses in our Europe segment since the beginning of 2017 through the one-year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates increased our revenue growth by $137 million, or 3.8%, primarily due to the weaker U.S. dollar against the pound sterling, euro and Czech koruna during 2018 relative to 2017.

Segment EBITDA. Segment EBITDA increased $104 million, or 32.4%, in 2018 compared to the prior year. Our Europe Segment EBITDA included a positive year over year impact of $15 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during 2017. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $89 million, or 27.9%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the year ended December 31, 2018.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2017	8.8%
Decrease due to:
Change in gross margin	(0.2)%	(1)
Change in segment operating expenses	(0.4)%	(2)
Change in other expense, net and net income (loss) attributable to noncontrolling interest	(0.1)%
Segment EBITDA for the year ended December 31, 2018	8.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decline in gross margin was due to (i) a 0.6% decrease related to our U.K. operations primarily as a result of incremental costs related to the national distribution facility, principally due to replenishment issues and related stock availability in the first quarter at our national distribution center and branches that led to some temporary service issues and increased labor costs to manually stock and receive product, and higher customer incentives, partially offset by increased supplier rebates, and (ii) a 0.3% net decrease due to mix related to our acquisition of an aftermarket parts distribution business in Poland during the third quarter of 2017. The unfavorable effects were partially offset by (i) a 0.4% increase in gross margin in our Benelux operations primarily due to increased supplier rebates and the ongoing move from a three-step to a two-step distribution model, and (ii) a 0.3% favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment.

(2)
The increase in segment operating expenses as a percentage of revenue was primarily due to a 0.4% increase in personnel expenses principally as a result of (i) negative leverage effect, as personnel costs grew at a greater rate than organic revenue, and (ii) increased headcount in our Eastern European operations as new branches were opened, as well as wage inflation due to low unemployment in the region. Additionally, a 0.2% increase in professional fees, primarily due to new information technology projects and other system enhancements, added to the unfavorable change in segment operating expenses. The unfavorable effects were partially offset by a 0.2% decrease in freight expenses due to a decreased use of third party freight in our U.K. operations.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Specialty	2018	2017	Organic (1)	Acquisition (2)	Foreign Exchange	Total Change
Parts & services revenue	$1,472,956	$1,301,197	4.6%	8.6%	0.0%	13.2%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,472,956	$1,301,197	4.6%	8.6%	0.0%	13.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was primarily due to higher volumes across both our automotive and RV businesses, largely due to expansion of our product line coverage, strong exclusive line performance, and year over year growth of new vehicle sales of pickups, sport utility vehicles and other highly accessorized vehicles. Organic growth in parts and services revenue for our Specialty segment on a per day basis was 4.2% as there was one additional selling day in 2018 compared to 2017.

(2)
Acquisition related growth in 2018 included $110 million, or 8.4%, from our acquisition of Warn through the one-year anniversary of the acquisition date. The remainder of our acquired revenue growth reflected an immaterial amount of acquired revenue from our acquisitions of three wholesale businesses from the beginning of 2017 up to the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $26 million, or 18.5%, in 2018 compared to the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2017	10.9%
Increase (decrease) due to:
Change in gross margin	1.3%	(1)
Change in segment operating expenses	(0.6)%	(2)
Change in other expense, net	(0.2)%	(3)
Segment EBITDA for the year ended December 31, 2018	11.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin reflects favorable impacts of (i) 0.8% from our acquisition of Warn, which has a higher gross margin than our existing Specialty operations, and (ii) 0.6% from our initiatives to improve gross margin. The favorable effects were partially offset by 0.2% of increased inventory write-downs as damaged and defective product was identified during our warehouse expansion projects on the West Coast and in the Southeastern U.S.

(2)
The increase in segment operating expenses reflects unfavorable impacts of (i) 0.3% in personnel costs primarily due to wage inflation, increased distribution expenses driven by a decreased use of third party freight and increased delivery routes to improve service levels, as well as higher employee benefit costs, (ii) 0.2% in vehicle and fuel expenses primarily due to increased fuel prices, and (iii) by several individually immaterial factors that had an unfavorable impact of 0.1% in the aggregate.

(3)	The increase in other expense, net is due to several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2017	2016	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$4,278,531	$4,009,129	3.0%	(1)	3.6%	0.1%	6.7%
Other revenue	520,370	434,757	19.3%	(2)	0.4%	0.0%	19.7%
Total third party revenue	$4,798,901	$4,443,886	4.6%		3.2%	0.1%	8.0%
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

(2)
The increase in segment operating expenses as a percentage of revenue reflected (i) a 0.3% increase in personnel costs, and (ii) a 0.2% increase in freight costs driven by higher use of third party freight to handle increased volumes, partially offset by (iii) a 0.2% decrease in segment operating costs attributable to shared PGW corporate expenses incurred during 2016; these costs ceased being incurred upon the closing of the sale of the glass manufacturing business on March 1, 2017.

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

(1)
The decline in gross margin primarily reflected a 0.5% decrease due to higher overhead costs in inventory, which was driven by warehouse costs for two new distribution centers that became fully functional in 2016.

(2)
The decrease in segment operating expenses reflected (i) favorable facility expenses of 0.7% primarily related to the integration of The Coast Distribution System, Inc. ("Coast") facilities and (ii) favorable personnel costs of 0.2% as a result of synergies realized on the integration of Coast facilities.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$331,761	$279,766
Total debt (1)	4,347,697	3,428,280
Current maturities (2)	122,117	129,184
Capacity under credit facilities (3)	3,260,000	2,850,000
Availability under credit facilities (3)	1,697,698	1,395,081
Total liquidity (cash and cash equivalents plus availability under credit facilities)	2,029,459	1,674,847

(1)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $37 million and $24 million as of December 31, 2018 and December 31, 2017, respectively).

(2)	Debt amounts reflect the gross values to be repaid (excluding an immaterial amount of debt issuance costs as of December 31, 2018 and $3 million as of December 31, 2017).

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
As of December 31, 2018, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2024, composed of term loans totaling $350 million ($350 million outstanding at December 31, 2018) and $3.15 billion in revolving credit ($1.4 billion outstanding at December 31, 2018), bearing interest at variable rates (although a portion of the outstanding debt is hedged through interest rate swap contracts), with availability reduced by $65 million of amounts outstanding under letters of credit

•	U.S. Notes (2023) totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes (2024) totaling $573 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Euro Notes (2026/28) totaling $1.1 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate

•
Receivables securitization facility with availability up to $110 million ($110 million outstanding as of December 31, 2018), maturing in November 2021 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as (i) our November 2018 amendment to our senior secured credit facility and (ii) the issuance of the Euro Notes (2026/28) in April 2018 related to the Stahlgruber acquisition. Given the long-term nature of our investment in Stahlgruber, combined with favorable interest rates, we decided to fund the acquisition primarily through long-term, fixed rate notes. We believe this approach provides financial flexibility to execute our long-term growth strategy while maintaining availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
The enterprise value for the Stahlgruber acquisition was €1.5 billion, which was financed with the proceeds from the €1.0 billion of Euro Notes (2026/28), the direct issuance to Stahlgruber's owner of 8,055,569 newly issued shares of LKQ common stock, and borrowings under our existing revolving credit facility.
As of December 31, 2018, we had approximately $1.7 billion available under our credit facilities. Combined with approximately $332 million of cash and cash equivalents at December 31, 2018, we had approximately $2.0 billion in available liquidity, an increase of $355 million over our available liquidity as of December 31, 2017.
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
Borrowings under the credit agreement accrue interest at variable rates which are tied to the LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, in 2016 and 2018, we entered into cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 11, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at December 31, 2018 was 1.9%. Including our senior notes and the borrowings under our receivables securitization program, our overall weighted average interest rate on borrowings was 3.1% at December 31, 2018.
Cash interest payments were $138 million for the year ended December 31, 2018, including $52 million in semi-annual interest payments on our U.S. Notes (2023) and our Euro Notes (2024). Interest payments on our U.S. Notes (2023) are made in May and November, and interest payments on our Euro Notes (2024) are scheduled for April and October. Beginning in the fourth quarter of 2018, we began making semi-annual interest payments of $22 million on our Euro Notes (2026/28). Interest payments on our Euro Notes (2026/28) are made in April and October.
We had outstanding credit agreement borrowings of $1.7 billion and $2.0 billion at December 31, 2018 and December 31, 2017, respectively. Of these amounts, $9 million and $18 million was classified as current maturities at December 31, 2018 and 2017, respectively.
The scheduled maturities of long-term obligations outstanding at December 31, 2018 are as follows (in thousands):

Years ending December 31:
2019	$122,117
2020	49,193
2021	137,192
2022	24,410
2023	621,560
Thereafter	3,393,225
Total debt (1)	$4,347,697

(1)	The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $37 million as of December 31, 2018).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of December 31, 2018.

The following summarizes our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of December 31, 2018:

	Covenant Level	Ratio Achieved as of December 31, 2018
Maximum net leverage ratio	4.5:1.0	2.9
Minimum interest coverage ratio	3.0:1.0	9.0

The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
As of December 31, 2018, the Company had cash and cash equivalents of $332 million, of which $274 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Act and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the new 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax. In July 2018, to lower our average borrowing cost, we elected to unwind several financing entities in Europe, restructure and increase related Europe borrowings and repatriate cash to reduce U.S. borrowings.
     We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. As a result of the Tax Act, we had significantly lower income tax payments in 2018 due to the lower tax rate and the immediate deduction of capital expenditures, partially offset by the first payment with respect to the transition tax.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	Change
North America	$1,393,700	$1,367,600	$26,100	(1)
Europe	3,635,400	2,355,300	1,280,100	(2)
Specialty	1,087,600	1,006,600	81,000	(3)
Total	$6,116,700	$4,729,500	$1,387,200

(1)	In North America, aftermarket purchases during the year ended December 31, 2018 increased compared to the comparable prior year period to support growth across our operations.

(2)
In our Europe segment, the increase in purchases during the year ended December 31, 2018 was primarily driven by (i) an $821 million increase attributable to inventory purchases at Stahlgruber from the date of acquisition through December 31, 2018, (ii) a $181 million increase primarily attributable to our Eastern Europe operations, of which $73 million was due to incremental inventory purchases in the first seven months of 2018 as a result of our acquisition of an aftermarket parts distribution business in Poland in the third quarter of 2017; the remaining increase was primarily due to branch expansion in Eastern Europe, and (iii) a $146 million increase in purchases at our Benelux operations, of which $41 million was attributable to incremental inventory purchases in the first six months of 2018 as a result of our acquisitions of aftermarket parts distribution businesses in Belgium in the third quarter of 2017. There was also an increase of $88 million in inventory purchases driven by the increase in the value of the euro and pound sterling in 2018 compared to 2017.

(3)
In our Specialty segment, the acquisition of Warn in November 2017 added incremental purchases of $71 million during the year ended December 31, 2018, which includes purchases of aftermarket inventory and raw materials used in the manufacturing of specialty products. Specialty inventory purchases also increased during the year ended December 31, 2018 compared to the prior year to support growth in our operations.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	% Change
North America wholesale salvage cars and trucks	310	310	—%
Europe wholesale salvage cars and trucks	28	25	12.0%
Self service and "crush only" cars	562	542	3.7%	(1)
(1) Compared to the prior year, we have increased the number of self service and "crush only" vehicles purchased in 2018 to support growth in our operations.

The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the year ended December 31, 2017	$519
Increase (decrease) due to: (1)
Operating income	37	(2)
Non-cash depreciation and amortization expense	64	(3)
Impairment of goodwill	33	(4)
Cash paid for taxes	73
Cash paid for interest	(42)
Working capital accounts: (5)
Accounts receivable	39
Inventory	72
Accounts payable	(103)	(6)
Pension funding	(9)	(7)
Other operating activities	28	(8)
Net cash provided by operating activities for the year ended December 31, 2018	$711

(1)	Other than discontinued operations, the amounts presented represent increases (decreases) in operating cash flows attributable to our continuing operations only.

(2)	Refer to the Results of Operations - Consolidated section for further information on the increase in operating income.

(3)	Non-cash depreciation and amortization expense increased compared to the prior year period as discussed in the Results of Operations - Consolidated section.

(4)
In the fourth quarter of 2018, we recorded an impairment charge on the goodwill in our Aviation reporting unit. See Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the impairment charge.

(5)
Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control.

(6)
Includes an outflow of $116 million related to Stahlgruber, primarily resulting from the timing of the acquisition. Due to the timing of processing invoice payments after the closing date, we assumed a larger payable balance but acquired more cash at closing. However, the cash acquired at closing is reflected in the Investing section of the cash flow statement on the Acquisitions, net of cash acquired line.

(7)
During the year ended December 31, 2018, we made a special contribution of $9 million to one of our North America pension plans. See Note 14, "Employee Benefit Plans" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our pension plans.

(8)	Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $1.5 billion for the year ended December 31, 2018, compared to $385 million of cash used in investing activities during the year ended December 31, 2017. We invested $1.2 billion of cash, net of cash acquired, in business acquisitions during the year ended December 31, 2018 compared to $513 million during the year ended December 31, 2017. We received net proceeds from the sale of our glass manufacturing business totaling $301 million during the year ended December 31, 2017; no such proceeds were received in 2018. Property, plant and equipment purchases were $250 million in 2018 compared to $179 million in the prior year. The period over period increase in cash outflows for purchases of property, plant and equipment was primarily related to our North America and Europe segments. We had $28 million of proceeds from the disposals of property, plant and equipment in 2018 compared to $9 million in the prior year; the increase was primarily related to our North America segment. We invested $60 million in unconsolidated subsidiaries in 2018 compared to $8 million in the prior year, primarily due to the $48 million Mekonomen rights issue in the fourth quarter of 2018; there was no rights offering in 2017. During the year ended December 31, 2018, we received $37 million of deferred purchase price proceeds on receivables under our factoring arrangement that was acquired in our Stahlgruber acquisition; no such proceeds were received in 2017. The arrangement was subsequently terminated in December 2018.

Net cash provided by financing activities totaled $883 million for the year ended December 31, 2018, compared to net cash used in financing activities of $113 million during the year ended December 31, 2017. We received proceeds of $1.2 billion from our issuance of the Euro Notes (2026/28) during the year ended December 31, 2018; no such proceeds were received in the prior year. We repurchased $60 million of our common stock during 2018 following the Board of Directors' authorization of a stock repurchase program in October 2018; we did not repurchase any common stock during 2017. We also paid $21 million of debt issuance costs during 2018, primarily related to the issuance of the Euro Notes (2026/28), compared to $4 million paid during 2017 in connection with our December 2017 amendment of our credit facilities. During the year ended December 31, 2018, net repayments under our credit facilities totaled $206 million compared to $135 million during the year ended December 31, 2017. There were $12 million of cash repayments of other debt in 2018, compared to $20 million of cash proceeds from other debt in 2017. There was $42 million of cash paid for Stahlgruber's assumed debt that matured in 2018, and $13 million of cash paid for notes issued related to our acquisitions of an aftermarket parts distribution businesses in Belgium in the third quarter of 2017.
During the year ended December 31, 2018, foreign exchange rates decreased cash, cash equivalents and restricted cash by $77 million, compared to an increase of $24 million in the prior year. The current year impact was primarily related to a $66 million decrease resulting from the decline in the euro exchange rate between April 9, 2018, the date we received the proceeds from the Euro Notes (2026/28), and May 30, 2018, the date we paid the cash proceeds for the Stahlgruber acquisition.
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
The following table summarizes the components of the year-over-year decrease in cash provided by operating activities (in millions):

Net cash provided by operating activities for the year ended December 31, 2016	$635
Increase (decrease) due to: (1)
Discontinued operations	(68)	(2)
Operating income	82	(3)
Non-cash depreciation and amortization expense	32	(4)
Cash paid for taxes	(43)	(5)
Cash paid for interest	(10)	(6)
Working capital accounts: (7)
Inventory	(133)	(8)
Accounts payable	8
Accounts receivable	27
Other operating activities	(11)	(9)
Net cash provided by operating activities for the year ended December 31, 2017	$519

(1)	Other than discontinued operations, the amounts presented represent increases (decreases) in operating cash flows attributable to our continuing operations only.

(2)	Represents the change in cash flows for our glass manufacturing business, which was acquired in April 2016 and disposed of on March 1, 2017.

(3)	During 2017, our operating income increased compared to the prior year due to both acquisition related growth and organic growth.

(4)	Non-cash depreciation and amortization expense increased compared to the prior year as discussed in the Results of Operations - Consolidated section.

(5)	Cash paid for taxes increased during 2017 compared to the prior year as a result of growth in the business from both organic growth and acquisitions, and the timing of tax payments.

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
Net cash used in investing activities totaled $385 million for the year ended December 31, 2017, compared to $1.7 billion in 2016. We invested $513 million of cash, net of cash acquired, in business acquisitions during 2017 compared to $1.3 billion in 2016, which included $601 million for our Rhiag acquisition and $662 million for our PGW acquisition. We received proceeds from the sale of our glass manufacturing business totaling $301 million in 2017; no such proceeds were received in 2016. We paid $8 million for investments in unconsolidated subsidiaries in 2017, compared to cash payments of $186 million in 2016, primarily related to our investment in Mekonomen. In 2016, we entered into foreign currency contracts to fund the purchase price of the Rhiag acquisition, which generated $18 million of cash proceeds; we had no such contracts in 2017. Property, plant and equipment purchases were $179 million in the year ended December 31, 2017 compared to $207 million in the prior year. The period over period decrease in cash outflows for purchases of property, plant and equipment was primarily related to our discontinued operations (down $21 million compared to the prior year), Europe and Specialty segments, partially offset by an increase in our North America segment.
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
The following table represents our future commitments under contractual obligations as of December 31, 2018 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Long-term debt (1)	$5,093.4	$260.7	$459.3	$899.7	$3,473.7
Capital lease obligations (2)	53.7	10.7	16.6	8.3	18.1
Operating leases (3)	1,828.5	294.3	466.8	290.2	777.2
Purchase obligations (4)	645.6	530.3	115.3	—	—
Other long-term obligations (5)	297.9	163.8	85.3	23.2	25.6
Total	$7,919.1	$1,259.8	$1,143.3	$1,221.4	$4,294.6

(1)
Our long-term debt under contractual obligations above includes interest of $786 million on the balances outstanding as of December 31, 2018. The long-term debt balance excludes debt issuance costs, as these expenses have already been paid. Interest on our senior notes, notes payable, and other long-term debt is calculated based on the respective stated rates. Interest on our variable rate credit facilities is calculated based on the weighted average rates, including the impact of interest rate swaps through their respective expiration dates, in effect for each tranche of borrowings as of December 31, 2018. Future estimated interest expense for the next year, one to three years, and three to five years is $147 million, $288 million and $261 million, respectively. Estimated interest expense beyond five years is $90 million.

(2)
Interest on capital lease obligations of $14 million is included based on incremental borrowing or implied rates. Future estimated interest expense for the next year, one to three years, and three to five years is $2 million, $2 million and $1 million, respectively. Estimated interest expense beyond five years is $9 million.

(3)
The operating lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year.

(4)	Our purchase obligations include open purchase orders for aftermarket inventory.

(5)
Our other long-term obligations consist of estimated payments for our self-insurance reserves of $94 million, outstanding letters of credit of $65 million, and outstanding estimated payments of $33 million on the repatriation of earnings as a result of the Tax Act, with the remaining $106 million representing primarily other asset purchase commitments and payments for deferred compensation plans.

The table above excludes amounts related to our defined benefit pension plans. As of December 31, 2018, the projected benefit obligation for our defined benefit pension plans was $201 million, and the fair value of the related plan assets was $92 million. Total expected contributions to our pension plans, including amounts that we expect to pay in benefits directly to participants, are $4 million for the year ended December 31, 2019. Benefit payments for our funded plans will be made from plan assets, whereas benefit payments for our unfunded plans are made from cash flows from operating activities. See Note 14, "Employee Benefit Plans" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to our pension plans, including information related to expected benefit payments for the next 10 years and the plan assets available to satisfy those benefit payments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	foreign exchange rates;

•	interest rates; and

•	commodity prices.
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 47.9% and 41.8% of our revenue during 2018 and 2017, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.8% change in our consolidated revenue and a 2.9% change in our operating income for the year ended December 31, 2018. See our Results of Operations discussion in Part II, Item 7 of this Annual Report on Form 10-K for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2018 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of December 31, 2018, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £290 million, €163 million, CAD $130 million, and SEK 275 million under our revolving credit facilities. As of December 31, 2017, we had outstanding borrowings of €500 million under our Euro Notes (2024), and £124 million, CAD $130 million, SEK 250 million, and €132 million under our revolving credit facilities. The interest payments on our €1.0 billion Euro Notes (2026/28) are funded primarily by cash flows generated by Stahlgruber.
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
As of December 31, 2018, we held eight interest rate swap contracts representing a total of $480 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of December 31, 2018, the fair value of the interest rate swap contracts was an asset of $15 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of December 31, 2018 we held five cross currency swap agreements for a total notional amount of $574 million (€530 million) with maturity dates in October 2019, October 2020, and January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; MUFG Bank, Ltd. ("MUFG") (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.); and SunTrust Bank). As of December 31, 2018, the fair value of the interest rate swap components of the cross currency swaps was an asset of $7 million and a liability of $1 million, and the fair value of the foreign currency forward components was an asset of $1 million and a liability of $40 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 57% of our variable rate debt under our credit facilities at fixed rates at December 31, 2018 compared to 48% at December 31, 2017. See Note 10, "Long-Term Obligations" and Note 11, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
At December 31, 2018, we had approximately $793 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $8 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for 2018 has increased 18% over the average for 2017.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 1, 2019

We have served as the Company's auditor since 1998.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$11,876,674	$9,736,909	$8,584,031
Cost of goods sold	7,301,817	5,937,286	5,232,328
Gross margin	4,574,857	3,799,623	3,351,703
Selling, general and administrative expenses (1), (2)	3,352,731	2,715,407	2,359,110
Restructuring and acquisition related expenses	32,428	19,672	37,762
Impairment of goodwill	33,244	—	—
Depreciation and amortization	274,213	219,546	191,433
Operating income	882,241	844,998	763,398
Other expense (income):
Interest expense	146,377	101,640	88,263
Loss on debt extinguishment	1,350	456	26,650
Gains on foreign exchange contracts - acquisition related	—	—	(18,342)
Gains on bargain purchases	(2,418)	(3,870)	(8,207)
Interest income and other income, net (2)	(6,499)	(19,855)	(2,247)
Total other expense, net	138,810	78,371	86,117
Income from continuing operations before provision for income taxes	743,431	766,627	677,281
Provision for income taxes	191,395	235,560	220,566
Equity in (losses) earnings of unconsolidated subsidiaries	(64,471)	5,907	(592)
Income from continuing operations	487,565	536,974	456,123
Net (loss) income from discontinued operations	(4,397)	(6,746)	7,852
Net income	483,168	530,228	463,975
Less: net income (loss) attributable to noncontrolling interest	3,050	(3,516)	—
Net income attributable to LKQ stockholders	$480,118	$533,744	$463,975

Basic earnings per share: (3)
Income from continuing operations	$1.55	$1.74	$1.49
Net (loss) income from discontinued operations	(0.01)	(0.02)	0.03
Net income	1.54	1.72	1.51
Less: net income (loss) attributable to noncontrolling interest	0.01	(0.01)	—
Net income attributable to LKQ stockholders	$1.53	$1.73	$1.51

Diluted earnings per share: (3)
Income from continuing operations	$1.54	$1.73	$1.47
Net (loss) income from discontinued operations	(0.01)	(0.02)	0.03
Net income	1.53	1.71	1.50
Less: net income (loss) attributable to noncontrolling interest	0.01	(0.01)	—
Net income attributable to LKQ stockholders	$1.52	$1.72	$1.50
(1) Selling, general and administrative expenses contain facility and warehouse expenses and distribution expenses that were previously shown separately.
(2) Certain amounts for 2017 have been recast to reflect the 2018 adoption of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See "Other Recently Adopted Accounting Pronouncements" within Note 4, "Summary of Significant Accounting Policies" for further information.
(3) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$483,168	$530,228	$463,975
Less: net income (loss) attributable to noncontrolling interest	3,050	(3,516)	—
Net income attributable to LKQ stockholders	480,118	533,744	463,975

Other comprehensive income (loss):
Foreign currency translation, net of tax	(108,523)	200,596	(175,639)
Net change in unrealized gains/losses on cash flow hedges, net of tax	350	3,447	9,023
Net change in unrealized gains/losses on pension plans, net of tax	697	(6,035)	4,911
Net change in other comprehensive loss from unconsolidated subsidiaries	(2,343)	(1,309)	—
Other comprehensive (loss) income	(109,819)	196,699	(161,705)

Comprehensive income	373,349	726,927	302,270
Less: comprehensive income (loss) attributable to noncontrolling interest	3,050	(3,516)	—
Comprehensive income attributable to LKQ stockholders	$370,299	$730,443	$302,270

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$331,761	$279,766
Receivables, net	1,154,083	1,027,106
Inventories	2,836,075	2,380,783
Prepaid expenses and other current assets	199,030	134,479
Total current assets	4,520,949	3,822,134
Property, plant and equipment, net	1,220,162	913,089
Intangible assets:
Goodwill	4,381,458	3,536,511
Other intangibles, net	928,752	743,769
Equity method investments	179,169	208,404
Other assets	162,912	142,965
Total assets	$11,393,402	$9,366,872
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$942,398	$788,613
Accrued expenses:
Accrued payroll-related liabilities	172,005	143,424
Other accrued expenses	288,425	218,600
Refund liability	104,585	—
Other current liabilities	61,109	45,727
Current portion of long-term obligations	121,826	126,360
Total current liabilities	1,690,348	1,322,724
Long-term obligations, excluding current portion	4,188,674	3,277,620
Deferred income taxes	311,434	252,359
Other noncurrent liabilities	364,194	307,516
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 318,417,821 shares issued and 316,146,114 shares outstanding at December 31, 2018; 309,126,386 shares issued and outstanding at December 31, 2017	3,184	3,091
Additional paid-in capital	1,415,188	1,141,451
Retained earnings	3,598,876	3,124,103
Accumulated other comprehensive loss	(174,950)	(70,476)
Treasury stock, at cost; 2,271,707 shares at December 31, 2018	(60,000)	—
Total Company stockholders' equity	4,782,298	4,198,169
Noncontrolling interest	56,454	8,484
Total stockholders' equity	4,838,752	4,206,653
Total liabilities and stockholders’ equity	$11,393,402	$9,366,872

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$483,168	$530,228	$463,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294,077	230,203	206,086
Impairment on Mekonomen equity method investment	70,895	—	—
Impairment of goodwill	33,244	—	—
Stock-based compensation expense	22,760	22,832	22,472
Loss on debt extinguishment	1,350	456	26,650
Loss on sale of business	—	10,796	—
Impairment on net assets of discontinued operations	—	—	26,677
Gains on foreign exchange contracts - acquisition related	—	—	(18,342)
Gains on bargain purchases	(2,418)	(3,870)	(8,207)
Deferred income taxes	(2,180)	(46,537)	(16,162)
Other	9,534	1,301	19,550
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	241	(55,979)	(50,801)
Inventories	(127,153)	(203,857)	(64,114)
Prepaid income taxes/income taxes payable	(2,125)	8,376	14,944
Accounts payable	(77,621)	45,136	18,577
Other operating assets and liabilities	6,967	(20,185)	(6,291)
Net cash provided by operating activities	710,739	518,900	635,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(250,027)	(179,090)	(207,074)
Proceeds from disposals of property, plant and equipment	27,659	8,707	3,510
Acquisitions, net of cash and restricted cash acquired	(1,214,995)	(513,088)	(1,349,339)
Proceeds from disposals of business/investment	—	301,297	10,304
Investments in unconsolidated subsidiaries	(60,300)	(7,664)	(185,671)
Proceeds from foreign exchange contracts	—	—	18,342
Receipts of deferred purchase price on receivables under factoring arrangements	36,991	—	—
Other investing activities, net	1,733	5,243	—
Net cash used in investing activities	(1,458,939)	(384,595)	(1,709,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,303	7,470	7,963
Taxes paid related to net share settlements of stock-based compensation awards	(5,567)	(5,525)	(4,438)
Debt issuance costs	(21,128)	(4,267)	(16,554)
Proceeds from issuance of Euro Notes (2024)	—	—	563,450
Proceeds from issuance of Euro Notes (2026/28)	1,232,100	—	—
Purchase of treasury stock	(60,000)	—	—
Borrowings under revolving credit facilities	1,667,325	839,171	2,636,596
Repayments under revolving credit facilities	(1,528,970)	(946,477)	(1,748,664)
Borrowings under term loans	—	—	582,115
Repayments under term loans	(354,800)	(27,884)	(255,792)
Borrowings under receivables securitization facility	10,120	11,245	106,400
Repayments under receivables securitization facility	(120)	(11,245)	(69,400)
Payment of assumed debt and notes issued from acquisitions	(54,888)	—	—
(Repayments) borrowings of other debt, net	(11,730)	19,706	(31,156)
Payments of Rhiag debt and related payments	—	—	(543,347)
Other financing activities, net	5,350	5,239	(1,436)
Net cash provided by (used in) financing activities	882,995	(112,567)	1,225,737
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77,311)	23,512	(3,704)
Net increase in cash, cash equivalents and restricted cash	57,484	45,250	147,119

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	279,766	227,400	87,397
Add: Cash, cash equivalents and restricted cash of discontinued operations, beginning of period	—	7,116	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period	279,766	234,516	87,397
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	337,250	279,766	234,516
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	—	(7,116)
Cash, cash equivalents and restricted cash, end of period	$337,250	$279,766	$227,400

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$331,761	$279,766	$227,400
Restricted cash included in Other assets	5,489	—	—
Cash, cash equivalents and restricted cash, end of period	$337,250	$279,766	$227,400

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$200,098	$273,019	$230,036
Interest	137,866	95,707	86,021
Supplemental disclosure of noncash investing and financing activities:
Stock issued in acquisitions	$251,334	$—	$—
Contingent consideration liabilities	3,107	6,234	—
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions/investment	105,566	59,045	568,032
Noncash property, plant and equipment additions	16,518	18,122	10,715
Notes and other financing receivables in connection with disposals of business/investment	—	4,000	—

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2016	305,574	$3,055	—	$—	$1,090,713	$2,126,384	$(105,470)	$—	$3,114,682
Net income	—	—	—	—	—	463,975	—	—	463,975
Other comprehensive loss	—	—	—	—	—	—	(161,705)	—	(161,705)
Vesting of restricted stock units, net of shares withheld for employee tax	847	9	—	—	(4,447)	—	—	—	(4,438)
Stock-based compensation expense	—	—	—	—	22,472	—	—	—	22,472
Exercise of stock options	1,124	11	—	—	7,952	—	—	—	7,963
BALANCE, December 31, 2016	307,545	$3,075	—	$—	$1,116,690	$2,590,359	$(267,175)	$—	$3,442,949
Net income	—	—	—	—	—	533,744	—	(3,516)	530,228
Other comprehensive income	—	—	—	—	—	—	196,699	—	196,699
Vesting of restricted stock units, net of shares withheld for employee tax	749	7	—	—	(4,332)	—	—	—	(4,325)
Stock-based compensation expense	—	—	—	—	22,832	—	—	—	22,832
Exercise of stock options	867	9	—	—	7,461	—	—	—	7,470
Tax withholdings related to net share settlements of stock-based compensation awards	(34)	—	—	—	(1,200)	—	—	—	(1,200)
Sale of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	12,000	12,000
BALANCE, December 31, 2017	309,127	$3,091	—	$—	$1,141,451	$3,124,103	$(70,476)	$8,484	$4,206,653
Net income	—	—	—	—	—	480,118	—	3,050	483,168
Other comprehensive loss	—	—	—	—	—	—	(109,819)	—	(109,819)
Stock issued in acquisitions	8,056	81	—	—	251,253	—	—	—	251,334
Purchase of treasury stock	—	—	(2,272)	(60,000)	—	—	—	—	(60,000)
Vesting of restricted stock units, net of shares withheld for employee tax	603	6	—	—	(3,802)	—	—	—	(3,796)
Stock-based compensation expense	—	—	—	—	22,760	—	—	—	22,760
Exercise of stock options	686	7	—	—	5,296	—	—	—	5,303
Tax withholdings related to net share settlements of stock-based compensation awards	(54)	(1)	—	—	(1,770)	—	—	—	(1,771)
Adoption of ASU 2018-02 (see Note 4)	—	—	—	—	—	(5,345)	5,345	—	—
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	810	810
Noncontrolling interests of businesses acquired	—	—	—	—	—	—	—	44,110	44,110
BALANCE, December 31, 2018	318,418	$3,184	(2,272)	$(60,000)	$1,415,188	$3,598,876	$(174,950)	$56,454	$4,838,752

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business
The financial statements presented reflect the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We are a leading provider of alternative vehicle collision replacement products and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom, Germany, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Poland, Slovakia, Austria, and various other European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada. In total, we operate approximately 1,700 facilities.
Note 2. Business Combinations
On May 30, 2018, we acquired Stahlgruber, a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia, with further sales to Switzerland. Total acquisition date fair value of the consideration for our Stahlgruber acquisition was €1.2 billion ($1.4 billion), composed of €1.0 billion ($1.1 billion) of cash paid (net of cash acquired), and €215 million ($251 million) of newly issued shares of LKQ common stock. We financed the acquisition with the proceeds from €1.0 billion ($1.2 billion) of senior notes, the direct issuance to Stahlgruber's owner of 8,055,569 newly issued shares of LKQ common stock, and borrowings under our existing revolving credit facility.
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
We recorded $908 million of goodwill related to our acquisition of Stahlgruber, of which we expect $300 million to be deductible for income tax purposes. In the period between the acquisition date and December 31, 2018, Stahlgruber, which is reported in our Europe reportable segment, generated third party revenue of $1.1 billion and operating income of $52 million.
In addition to our acquisition of Stahlgruber, during the year ended December 31, 2018, we completed acquisitions of four wholesale businesses in North America and nine wholesale businesses in Europe. Total acquisition date fair value of the consideration for these acquisitions was $99 million, composed of $85 million of cash paid (net of cash and restricted cash acquired), $11 million of notes payable, and $3 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $5 million). During the year ended December 31, 2018, we recorded $68 million of goodwill related to these acquisitions, of which we expect $4 million to be deductible for income tax purposes. In the period between the acquisition dates and December 31, 2018, these acquisitions generated third party revenue of $46 million and operating income of $3 million.
During the year ended December 31, 2017, we completed 26 acquisitions including 6 wholesale businesses in North America, 16 wholesale businesses in Europe and 4 Specialty businesses. Our acquisitions in Europe included the acquisition of four aftermarket parts distribution businesses in Belgium in July 2017. Our Specialty acquisitions included the acquisition of the aftermarket business of Warn, a leading designer, manufacturer and marketer of high performance vehicle equipment and accessories, in November 2017.
Total acquisition date fair value of the consideration for our 2017 acquisitions was $542 million, composed of $510 million of cash paid (net of cash acquired), $6 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $19 million), $5 million of other purchase price obligations (non-interest bearing) and $20 million of notes payable. We typically fund our acquisitions using borrowings under our credit facilities or other financing arrangements. During the year ended December 31, 2017, we recorded $307 million of goodwill related to these acquisitions.

On March 18, 2016, we acquired Rhiag, a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded LKQ's geographic presence in continental Europe and provided additional purchasing synergies. Total acquisition date fair value of the consideration for our Rhiag acquisition was €534 million ($602 million), composed of €534 million ($601 million) of cash paid (net of cash acquired) and €1 million ($1 million) of intercompany balances considered to be effectively settled as part of the transaction. In addition, we assumed €489 million ($551 million) of existing Rhiag debt as of the acquisition date. We recorded $591 million ($585 million in 2016 and $5 million in the three months ended March 31, 2017) of goodwill related to our acquisition of Rhiag.
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
On April 21, 2016, we acquired PGW. At acquisition, PGW’s business comprised aftermarket automotive replacement glass distribution services and automotive glass manufacturing. The acquisition expanded our addressable market in North America and created distribution synergies with our existing network. Total acquisition date fair value of the consideration for our PGW acquisition was $662 million, consisting of cash paid (net of cash acquired). We recorded $208 million ($205 million in 2016 and $3 million in the six months ended June 30, 2017) of goodwill related to our acquisition of PGW.
On October 4, 2016, we acquired substantially all of the business assets of Andrew Page, a distributor of aftermarket automotive parts in the U.K., out of receivership. The acquisition was subject to regulatory approval by the CMA in the U.K. The CMA concluded its review on October 31, 2017 and required us to divest less than 10% of the acquired locations. Total acquisition date fair value of the consideration for this acquisition was £16 million ($20 million). In connection with the acquisition, we recorded a gain on bargain purchase of $10 million ($8 million recorded in 2016 and $2 million recorded in 2017), which is reported on a separate line in our consolidated statements of income. We believe that we were able to acquire the net assets of Andrew Page for less than fair value as a result of (i) Andrew Page's financial difficulties that put the company into receivership prior to our acquisition and (ii) a motivated seller that desired to complete the sale in an expedient manner to ensure continuity of the business.
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
Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the year ended December 31, 2018 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
From the date of our preliminary allocation for Stahlgruber in the second quarter of 2018 through December 31, 2018, we recorded adjustments based on our valuation procedures, primarily related to current liabilities, inventory, deferred income taxes, debt assumed, and property, plant and equipment that resulted in the allocation of $22 million of goodwill to acquired net assets. From the date of our preliminary allocations for our other acquisitions completed in the first nine months of 2018, we recorded adjustments based on our valuation procedures, primarily related to other intangibles, that resulted in the allocation of $14 million of goodwill to acquired net assets. The income statement effect of these measurement period adjustments for our Stahlgruber acquisition and our other acquisitions completed in the first nine months of 2018 that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial. The balance sheet impact and income statement effect of other measurement-period adjustments recorded for acquisitions completed in prior periods were immaterial.

The purchase price allocations for the acquisitions completed during the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Year Ended			Year Ended
	December 31, 2018			December 31, 2017
	Stahlgruber	Other Acquisitions (1)	Total	All Acquisitions (2)
Receivables	$144,826	$19,171	$163,997	$73,782
Receivable reserves	(2,818)	(918)	(3,736)	(7,032)
Inventories (3)	380,238	14,021	394,259	150,342
Prepaid expenses and other current assets	10,970	1,851	12,821	(295)
Property, plant and equipment	271,292	5,711	277,003	41,039
Goodwill	908,253	64,637	972,890	314,817
Other intangibles	285,255	35,159	320,414	181,216
Other assets	16,625	37	16,662	3,257
Deferred income taxes	(78,130)	(5,285)	(83,415)	(65,087)
Current liabilities assumed	(346,788)	(20,116)	(366,904)	(111,484)
Debt assumed	(79,925)	(4,875)	(84,800)	(33,586)
Other noncurrent liabilities assumed (4)	(80,824)	(10,306)	(91,130)	(1,917)
Noncontrolling interest	(44,110)	—	(44,110)	—
Contingent consideration liabilities	—	(3,107)	(3,107)	(6,234)
Other purchase price obligations	(6,084)	3,623	(2,461)	(5,074)
Stock issued	(251,334)	—	(251,334)	—
Notes issued	—	(11,347)	(11,347)	(20,187)
Settlement of pre-existing balances	—	—	—	242
Gains on bargain purchases (5)	—	(2,418)	(2,418)	(3,870)
Settlement of other purchase price obligations (non-interest bearing)	—	1,711	1,711	3,159
Cash used in acquisitions, net of cash and restricted cash acquired	$1,127,446	$87,549	$1,214,995	$513,088

(1)
The amounts recorded during the year ended December 31, 2018 include a $5 million adjustment to increase other intangibles related to our Warn acquisition and $4 million of adjustments to reduce other purchase price obligations related to other 2017 acquisitions.

(2)	The amounts recorded during the year ended December 31, 2017 include $6 million and $3 million of adjustments to reduce property, plant and equipment and other assets for Rhiag and PGW, respectively.

(3)	The amounts for our 2017 acquisitions include a $4 million step-up adjustment related to our Warn acquisition.

(4)
The amount recorded for our acquisition of Stahlgruber includes a $79 million liability for certain pension obligations. See Note 14, "Employee Benefit Plans" for information related to our defined benefit plans.

(5)
The amounts recorded during the year ended December 31, 2018 are due to the gains on bargain purchases related to (i) an acquisition in Europe completed in the second quarter of 2017 as a result of changes in the acquisition date fair value of the consideration, and (ii) three acquisitions in Europe completed during 2018 as a result of changes to our estimates of the fair values of the net assets acquired. The amount recorded during the year ended December 31, 2017 includes a $2 million increase to the gain on bargain purchase recorded for our Andrew Page acquisition as a result of changes to our estimate of the fair value of the net assets acquired. The remainder of the gain on bargain purchase recorded during the year ended December 31, 2017 is an immaterial amount related to the previously mentioned acquisition in Europe completed in the second quarter of 2017.

The fair value of our intangible assets is based on a number of inputs, including projections of future cash flows, discount rates, assumed royalty rates and customer attrition rates, all of which are Level 3 inputs. We used the relief-from-royalty method to value trade names, trademarks, software and other technology assets, and we used the multi-period excess earnings method to value customer relationships. The relief-from-royalty method assumes that the intangible asset has value to the extent that its owner is relieved of the obligation to pay royalties for the benefits received from the intangible asset. The multi-period excess earnings method is based on the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The fair value of our property, plant and equipment is determined using inputs such as market comparables and current replacement or reproduction costs of the asset, adjusted for physical, functional and economic factors; these adjustments to arrive at fair value use unobservable inputs in which little or no market data exists, and therefore, these inputs are considered to be Level 3 inputs. See Note 12, "Fair Value Measurements" for further information regarding the tiers in the fair value hierarchy.
The acquisition of Stahlgruber expands LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, we believe the acquisition of Stahlgruber will allow for continued improvement in procurement, logistics and infrastructure optimization. The primary objectives of our other acquisitions made during the years ended December 31, 2018 and 2017 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths. Certain 2017 acquisitions were completed to enable us to align our distribution model in the Benelux region.
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
The following unaudited pro forma summary presents the effect of the businesses acquired during the year ended December 31, 2018 as though the businesses had been acquired as of January 1, 2017, the businesses acquired during the year ended December 31, 2017 as though they had been acquired as of January 1, 2016, and the businesses acquired during the year ended December 31, 2016 as though they had been acquired as of January 1, 2015. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Revenue, as reported	$11,876,674	$9,736,909	$8,584,031
Revenue of purchased businesses for the period prior to acquisition:
Stahlgruber	815,405	1,756,893	—
Rhiag	—	—	213,376
PGW (1)	—	—	102,540
Other acquisitions	72,301	448,721	854,601
Pro forma revenue	$12,764,380	$11,942,523	$9,754,548

Income from continuing operations, as reported (2)	$487,565	$536,974	$456,123
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Stahlgruber	17,309	4,796	—
Rhiag	—	—	(84)
PGW (1), (3)	—	—	7,574
Other acquisitions	1,507	16,667	19,323
Acquisition related expenses, net of tax (4)	14,414	8,787	11,602
Pro forma income from continuing operations	520,795	567,224	494,538
Less: Pro forma net income attributable to noncontrolling interest	2,799	1,095	—
Pro forma income from continuing operations attributable to LKQ stockholders	$517,996	$566,129	$494,538

Earnings per share from continuing operations, basic - as reported	$1.55	$1.74	$1.49
Effect of purchased businesses for the period prior to acquisition:
Stahlgruber	0.06	0.02	—
Rhiag	—	—	(0.00)
PGW (1), (3)	—	—	0.02
Other acquisitions	0.00	0.05	0.06
Acquisition related expenses, net of tax (4)	0.05	0.03	0.04
Impact of share issuance from acquisition of Stahlgruber	(0.02)	(0.04)	—
Pro forma earnings per share from continuing operations, basic (5)	1.64	1.79	1.61
Less: Pro forma net income attributable to noncontrolling interest	0.01	0.00	—
Pro forma income from continuing operations attributable to LKQ stockholders	$1.63	$1.79	$1.61

Earnings per share from continuing operations, diluted - as reported	$1.54	$1.73	$1.47
Effect of purchased businesses for the period prior to acquisition:
Stahlgruber	0.05	0.02	—
Rhiag	—	—	(0.00)
PGW (1), (3)	—	—	0.02
Other acquisitions	0.00	0.05	0.06
Acquisition related expenses, net of tax (4)	0.05	0.03	0.04
Impact of share issuance from acquisition of Stahlgruber	(0.02)	(0.04)	—
Pro forma earnings per share from continuing operations, diluted (5)	1.63	1.78	1.60
Less: Pro forma net income attributable to noncontrolling interest	0.01	0.00	—
Pro forma income from continuing operations attributable to LKQ stockholders	$1.62	$1.78	$1.60

(1)	PGW reflects the results for the continuing aftermarket automotive glass distribution business only.

(2)	Includes interest expense for the period from April 9, 2018 through December 31, 2018 recorded on the senior notes issued in connection with our acquisition of Stahlgruber.

(3)	Excludes $5 million of corporate costs for 2016 that did not reoccur after the sale of our glass manufacturing business.

(4)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.

(5)	The sum of the individual earnings per share amounts may not equal the total due to rounding.
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
In connection with the Vitro Agreement, the Company and Vitro entered into a twelve-month Transition Services Agreement commencing on the transaction date with two six-month renewal periods, a three-year Purchase and Supply Agreement, and an Intellectual Property Agreement.
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the years ended December 31, 2018, 2017 and 2016, as presented in Net (loss) income from discontinued operations on the Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue	$—	$111,130	$498,233
Cost of goods sold	—	100,084	424,161
Selling, general and administrative expenses	—	8,369	22,330
Impairment on net assets of discontinued operations (1)	—	—	26,677
Operating income	—	2,677	25,065
Interest income and other income (expense), net (2)	—	1,204	(9,136)
Income from discontinued operations before taxes	—	3,881	15,929
Provision for income taxes	—	3,598	8,252
Equity in (loss) earnings of unconsolidated subsidiaries	—	(534)	175
(Loss) income from discontinued operations, net of tax	—	(251)	7,852
Loss on sale of discontinued operations, net of tax (3)	(4,397)	(6,495)	—
Net (loss) income from discontinued operations	$(4,397)	$(6,746)	$7,852

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

(3) In the first quarter of 2017, upon closing of the sale and write-off of the net assets of the glass manufacturing business, we recorded a pre-tax loss on sale of $9 million, and a $4 million tax benefit. The incremental loss primarily reflects a $6 million payable for intercompany sales from the glass manufacturing business to the aftermarket automotive glass distribution business incurred prior to closing, which was paid by LKQ during the second quarter of 2017, and capital expenditures in 2017 that were not reimbursed by the buyer. During the fourth quarter of 2017, we recorded an additional loss on sale of $2 million as a result of post sale net working capital adjustments. During the fourth quarter of 2018, we recorded a final tax expense adjustment of $4 million to the loss on sale as a result of the completion of the tax return reporting the 2017 transaction. The adjustment was primarily attributable to a valuation allowance recognized on the carryforward of a capital loss arising from the sale, the tax benefit of which is not certain to be realized during the carryforward period.
The glass manufacturing business had $4 million of operating cash outflows, $4 million of investing cash outflows mainly consisting of capital expenditures, and $15 million of financing cash inflows made up of parent financing for the period from January 1, 2017 through March 1, 2017. The glass manufacturing business had $64 million of operating cash inflows, $29 million of investing cash outflows mainly consisting of capital expenditures, and $1 million of financing cash outflows made up of capital lease debt payments for the period from April 21, 2016 through December 31, 2016. The following table summarizes the significant non-cash operating activities, capital expenditures, and investments in unconsolidated subsidiaries of the Company's discontinued operations related to the glass manufacturing business (in thousands):

	Period from January 1	Period from April 21
	to March 1,	to December 31,
	2017	2016
Non-cash operating activities:
Depreciation and amortization	$—	$7,752
Impairment of net assets of discontinued operations	—	26,677
Deferred income taxes	—	(4,516)
Capital expenditures	(3,598)	(24,156)
Investments in unconsolidated subsidiaries	—	(4,400)
Pursuant to the Purchase and Supply Agreement, our aftermarket automotive glass distribution business will source various products from Vitro's glass manufacturing business annually for a three-year period beginning on March 1, 2017. Between January 1, 2017 and the sale date of March 1, 2017, intercompany sales between the glass manufacturing business and the continuing aftermarket automotive glass distribution business of PGW, which were eliminated in consolidation, were $8 million. All purchases from Vitro, including those outside of the Purchase and Supply Agreement, for the years ended December 31, 2018 and 2017, were $24 million and $42 million, respectively. For the period from April 21, 2016 through December 31, 2016, intercompany sales between the glass manufacturing business and PGW autoglass, which were eliminated in consolidation, were $29 million.

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

Revenue Recognition
See Note 5, "Revenue Recognition" for our accounting policies related to revenue.
Cost of Goods Sold
Our cost of goods sold includes: the price we pay for inventory, net of vendor discounts, rebates or other incentives; inbound freight and other transportation costs to bring inventory into our facilities; and overhead costs related to purchasing, warehousing and transporting our products from our distribution warehouses to our selling locations. For our salvage, remanufactured, and refurbished products, our cost of goods sold also includes direct and indirect labor, equipment costs, depreciation, and other overhead to transform inventory into finished products suitable for sale. Cost of goods sold also includes expenses for our service-type warranties and for our assurance-type warranty programs. See Note 5, "Revenue Recognition" for additional information related to our warranty programs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include: personnel costs for employees in selling, general and administrative functions; costs to operate our branch locations, corporate offices and back office support centers; costs to transport our products from our facilities to our customers; and other selling, general and administrative expenses, such as professional fees, supplies, and advertising expenses. The costs included in selling, general and administrative expenses do not relate to inventory processing or conversion activities, and, as such, are classified below the gross margin line on our Consolidated Statements of Income.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand, operating accounts, and deposits readily convertible to known amounts of cash. Restricted cash includes cash for which the Company's ability to withdraw funds at any time is contractually limited. As of December 31, 2018, we have $5 million of restricted cash that is recorded in Other assets on the Consolidated Balance Sheets.
Receivables and Allowance for Doubtful Accounts
In the normal course of business, we extend credit to customers after a review of each customer's credit history. We recorded a reserve for uncollectible accounts of approximately $57 million and $58 million at December 31, 2018 and 2017, respectively. Our May 2018 acquisition of Stahlgruber contributed $3 million to our reserve for uncollectible accounts. See Note 2, "Business Combinations" for further information on our acquisitions. The reserve is based upon the aging of the accounts receivable, our assessment of the collectability of specific customer accounts and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received.
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
Inventories consist of the following (in thousands):

	December 31,
	2018	2017
Aftermarket and refurbished products	$2,309,458	$1,877,653
Salvage and remanufactured products	503,199	487,108
Manufactured products	23,418	16,022
Total inventories	$2,836,075	$2,380,783
    Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of December 31, 2018, manufactured products inventory was composed of $17 million of raw materials, $2 million of work in process, and $4 million of finished goods. As of December 31, 2017, manufactured products inventory was composed of $10 million of raw materials, $2 million of work in process, and $4 million of finished goods.
Our May 2018 acquisition of Stahlgruber contributed $380 million to our aftermarket and refurbished products inventory as of the acquisition date. See Note 2, "Business Combinations" for further information on our acquisitions.
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
Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Machinery and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years
Furniture and fixtures	5-7 years

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Land and improvements	$177,998	$137,790
Buildings and improvements	378,490	233,078
Machinery and equipment	626,615	521,526
Computer equipment and software	143,547	133,753
Vehicles and trailers	176,186	161,269
Furniture and fixtures	58,919	31,794
Leasehold improvements	278,687	257,506
	1,840,442	1,476,716
Less—Accumulated depreciation	(685,751)	(606,112)
Construction in progress	65,471	42,485
Total property, plant and equipment, net	$1,220,162	$913,089
The components of opening property, plant and equipment acquired as part of our acquisition of Stahlgruber in May 2018 are as follows (in thousands):

Gross Amount
Land and improvements	$47,281
Buildings and improvements	135,628
Machinery and equipment	49,384
Computer equipment and software	3,760
Vehicles and trailers	643
Furniture and fixtures	30,426
Leasehold improvements	1,890
269,012
Construction in progress	2,280
Total property, plant and equipment	$271,292
We record depreciation expense associated with our refurbishing, remanufacturing, manufacturing and furnace operations as well as our distribution centers in Cost of goods sold on the Consolidated Statements of Income. All other depreciation expense is reported in Depreciation and amortization. Total depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $157 million, $129 million, and $115 million, respectively.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.
Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2018, 2017 and 2016. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. The fair value estimates of our reporting units are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach.
Based on our annual goodwill impairment test in the fourth quarter of 2018, we determined the carrying value of our Aviation reporting unit exceeded the fair value estimate by more than the carrying value, thus we recorded an impairment charge of $33 million, which represented the total carrying value of goodwill in our Aviation reporting unit. The impairment charge was due to a decrease in the fair value estimate from the prior year fair value estimate, primarily driven by a significant deterioration in the outlook for the Aviation reporting unit due to competition, customer financial issues and changing market conditions for the airplane platforms that the business services, which lowered our projected gross margin and related future cash flows. We reported the impairment charge in Impairment of goodwill on the Consolidated Statements of Income for the year ended December 31, 2018. We determined no other impairments existed when we performed our annual impairment testing on the remaining reporting units as all those reporting units had a fair value estimate which exceeded the carrying value by at least approximately 15%, the level at which our Europe reporting unit exceeded its carrying value.
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2016	$1,433,499	$594,482	$291,265	$2,319,246
Business acquisitions and adjustments to previously recorded goodwill	226,483	614,437	1,889	842,809
Exchange rate effects	1,818	(108,943)	(161)	(107,286)
Balance as of December 31, 2016	$1,661,800	$1,099,976	$292,993	$3,054,769
Business acquisitions and adjustments to previously recorded goodwill	39,836	155,366	119,615	314,817
Exchange rate effects	7,718	159,556	(349)	166,925
Balance as of December 31, 2017	$1,709,354	$1,414,898	$412,259	$3,536,511
Business acquisitions and adjustments to previously recorded goodwill	6,805	970,923	(4,838)	972,890
Impairment of goodwill	(33,244)	—	—	(33,244)
Exchange rate effects	(9,383)	(85,532)	216	(94,699)
Balance as of December 31, 2018	$1,673,532	$2,300,289	$407,637	$4,381,458
Accumulated impairment losses as of December 31, 2018	$(33,244)	$—	$—	$(33,244)
During the year ended December 31, 2018, we recorded $908 million of goodwill related to our acquisition of Stahlgruber. See Note 2, "Business Combinations" for further information on our acquisitions.
The components of other intangibles, net are as follows (in thousands):

	December 31, 2018	December 31, 2017
Intangible assets subject to amortization	$847,452	$664,969
Indefinite-lived intangible assets
Trademarks	81,300	78,800
Total	$928,752	$743,769

The components of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$496,166	$(94,451)	$401,715	$327,332	$(75,095)	$252,237
Customer and supplier relationships	593,517	(247,464)	346,053	510,113	(167,532)	342,581
Software and other technology related assets	176,118	(79,283)	96,835	124,049	(59,081)	64,968
Covenants not to compete	13,344	(10,495)	2,849	14,981	(9,798)	5,183
Total	$1,279,145	$(431,693)	$847,452	$976,475	$(311,506)	$664,969

The components of intangible assets acquired as part of our acquisitions in 2018 are as follows (in thousands):

	Year Ended			Year Ended
	December 31, 2018			December 31, 2017
	Stahlgruber	Other Acquisitions (1)	Total	All Acquisitions
Trade names and trademarks	$173,946	$8,870	$182,816	$87,306
Customer and supplier relationships	77,980	20,779	98,759	75,450
Software and other technology related assets	33,329	376	33,705	15,757
Covenants not to compete	—	—	—	2,703
Total	$285,255	$30,025	$315,280	$181,216
(1) The amounts recorded during the year ended December 31, 2018 exclude amounts related to our 2017 acquisitions, including a $5 million adjustment to increase other intangibles related to our 2017 acquisition of Warn.
The weighted-average amortization periods for our intangible assets acquired during the years ended December 31, 2018 and 2017 are as follows (in years):

	Year Ended			Year Ended
	December 31, 2018			December 31, 2017
	Stahlgruber	Other Acquisitions	Total	All Acquisitions
Trade names and trademarks	18.0	10.0	17.6	11.2
Customer and supplier relationships	3.0	7.9	4.0	18.6
Software and other technology related assets	5.2	6.5	5.2	11.1
Covenants not to compete	—	—	—	4.4
Total acquired finite-lived intangible assets	12.4	8.5	12.0	16.5
Our estimated useful lives for our finite-lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	3-20 years
Software and other technology related assets	Straight-line	3-15 years
Covenants not to compete	Straight-line	2-5 years
Amortization expense for intangibles was $137 million, $102 million, and $83 million during the years ended December 31, 2018, 2017, and 2016, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2023 is $140 million, $110 million, $80 million, $66 million and $59 million, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Other than the impairment recorded upon recognition of the PGW glass manufacturing business net assets as held for sale as discussed in Note 3, "Discontinued Operations," there were no material adjustments to the carrying value of long-lived assets during the years ended December 31, 2018, 2017 or 2016.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $179 million and $208 million as of December 31, 2018 and December 31, 2017, respectively. On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen") for an aggregate purchase price of $181 million. Headquartered in Stockholm, Sweden, Mekonomen is a leading independent car parts and service chain in northern Europe, offering a range of products including spare parts and accessories for cars, and workshop services for consumers and businesses. As a result of the investment, we nominated two representatives for election to Mekonomen's board of directors; both representatives were subsequently elected to and continue to serve on the board of directors, including one as the chairman of the board. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of December 31, 2018, the book value of our investment in Mekonomen exceeded our share of the book value of Mekonomen's net assets by $85 million; this difference is primarily related to goodwill and the fair value of other intangible assets. We are recording our equity in the net earnings of Mekonomen on a one quarter lag. We recorded equity losses of $64 million during the year ended December 31, 2018, and equity in earnings of $7 million during the year ended December 31, 2017 related to our investment in Mekonomen, including adjustments to convert the results to GAAP and to recognize the impact of our purchase accounting adjustments. In May 2018 and May 2017, we received cash dividends of $8 million (SEK 67 million) and $7 million (SEK 67 million), respectively, related to our investment in Mekonomen. Mekonomen announced in February 2019 that the Mekonomen Board of Directors has proposed no dividend payments in 2019.
On July 6, 2018, Mekonomen announced the acquisition of two automotive spare parts distributors in Denmark and Poland. The objective of the acquisition was to strengthen Mekonomen's position in the sale of automotive spare parts in northern Europe and to establish a strong market position in Denmark and Poland, where Mekonomen previously had no operations. The acquisition was partially financed by a rights issue with preferential rights for Mekonomen's existing shareholders, who were given the right to subscribe for four new Mekonomen shares per seven existing owned shares at a discounted share price. On October 5, 2018, we subscribed for our pro rata share in the rights issue giving us the right to acquire an additional $48 million of equity in Mekonomen at a discounted share price, increasing our equity interest to 26.6%. During the third quarter of 2018, we recorded a derivative instrument of $29 million in Other assets on our Consolidated Balance Sheets, which represented our right to acquire Mekonomen shares at a discount. In the third quarter of 2018, we measured the derivative instrument at fair value, and we recorded a $3 million gain on our fair value remeasurement. We acquired the additional $48 million of equity in Mekonomen in October 2018. In the fourth quarter, we recorded an $8 million loss related to the settlement of the derivative instrument in October 2018 due to a decrease in the Mekonomen share price from the last day of the third quarter to the settlement date. The net derivative loss of $5 million is recorded in Interest income and other income, net on the Consolidated Statements of Income.
We evaluated our investment in Mekonomen for other-than-temporary impairment as of December 31, 2018, and concluded the decline in fair value was other-than-temporary due to a significant stock price decrease since September 30, 2018. Therefore, we recognized an other-than-temporary impairment of $48 million, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share price of SEK 92 as of December 31, 2018. During the third quarter of 2018, we had recognized an other-than-temporary impairment of $23 million due to a prolonged and significant stock price decrease; the fair value was determined using the Mekonomen share price of SEK 126 as of September 30, 2018. The impairment charges are recorded in Equity in (losses) earnings of unconsolidated subsidiaries in our Consolidated Statements of Income. Equity in losses and earnings from our investment in Mekonomen are reported in the Europe segment. As a result of the impairment charge in the fourth quarter, the Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at December 31, 2018 approximated the carrying value of $154 million. From year-end to February 22, 2019, the Mekonomen share price declined to SEK 69, or 24.9% relative to the December 31, 2018 share price. This further decrease creates the potential for an additional other-than-temporary impairment charge in 2019.

Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. These assurance-type warranties are not considered a separate performance obligation, and thus no transaction price is allocated to them. We record the warranty costs in Cost of goods sold on our Consolidated Statements of Income. Our warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within Other accrued expenses and Other noncurrent liabilities on our Consolidated Balance Sheets based on the expected timing of the related payments.
The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2017	$19,634
Warranty expense	38,608
Warranty claims	(35,091)
Balance as of December 31, 2017	23,151
Warranty expense	43,682
Warranty claims	(43,571)
Balance as of December 31, 2018	$23,262
Self-Insurance Reserves
We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation, and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analysis of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $105 million and $94 million, of which $52 million and $43 million was classified as current, as of December 31, 2018 and 2017, respectively, and are classified as Other accrued expenses in the Consolidated Balance Sheets. The remaining balances of self-insurance reserves are classified as Other noncurrent liabilities, which reflects management's estimates of when claims will be paid. We had outstanding letters of credit of $65 million and $71 million at December 31, 2018 and 2017, respectively, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.
Stockholders' Equity
On October 25, 2018, our Board of Directors authorized a stock repurchase program under which we may purchase up to $500 million of our common stock from time to time through October 25, 2021. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases. During 2018, we repurchased 2.3 million shares of common stock for an aggregate price $60 million. As of December 31, 2018, there is $440 million of remaining capacity under our repurchase program. In 2019, we have repurchased 1.8 million shares of common stock for an aggregate purchase price of $46 million during the period ended February 22, 2019. Treasury stock is accounted for using the cost method.
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
During 2017, new tax legislation was signed into law making significant changes to the Internal Revenue Code. See Note 15, "Income Taxes" for further information regarding the new tax law.
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
Recent Accounting Pronouncements
Adoption of New Revenue Standard
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09. This update outlines a new comprehensive revenue recognition model that supersedes the prior revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09, which collectively with ASU 2014-09, represent the FASB Accounting Standards Codification Topic 606 (“ASC 606”). On January 1, 2018, we adopted ASC 606 for all contracts using the modified retrospective method, which means the historical periods are presented under the previous revenue standards with the cumulative net income effect being adjusted through retained earnings.
Most of the changes resulting from our adoption of ASC 606 were changes in presentation within the Consolidated Balance Sheets and the Consolidated Statements of Income. Therefore, while we made adjustments to certain opening balances on our January 1, 2018 balance sheet, we made no adjustments to opening retained earnings. We expect the impact of the adoption of ASC 606 to be immaterial to our net income on an ongoing basis. See Note 5, "Revenue Recognition" for the required disclosures under ASC 606.
With the adoption of ASC 606, we reclassified certain amounts related to variable consideration. Under ASC 606, we are required to present a refund liability and a returns asset within the Consolidated Balance Sheet, whereas in periods prior to adoption, we presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. Additionally, under ASC 606, the changes in the refund liability are reported in revenue, and the changes in the returns assets are reported in Cost of goods sold on the Consolidated Statements of Income. Prior to adoption, the change in the reserve for returns was generally reported as a net amount within revenue. As a result, the income statement presentation was adjusted concurrently with the balance sheet change beginning in 2018.

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
The impact of the adoption of ASC 606 on our Consolidated Balance Sheet as of December 31, 2018 and our Consolidated Statements of Income for the year ended December 31, 2018 was as follows (in thousands):

	Balance as of December 31, 2018
	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Accounts receivable	$1,154,083	$1,105,937	$48,146
Prepaid expenses and other current assets	199,030	142,591	56,439
Liabilities
Refund liability	104,585	—	104,585

	Year ended December 31, 2018
	As Reported	Amounts Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenue	$11,876,674	$11,884,651	$(7,977)
Cost of goods sold	7,301,817	7,306,885	(5,068)
Selling, general and administrative expenses	3,352,731	3,355,640	(2,909)
We have not included a table of the impact of the balance sheet adjustments on the Consolidated Statement of Cash Flows as the adjustment will net to zero within the operating activities section of this statement.
Under ASC 606, we have elected not to adjust consideration for the effect of a significant financing component at contract inception if the period between the transfer of goods to the customer and payment received from the customer is one year or less. Generally, our payment terms are short term in nature, but in some instances we may offer extended terms to customers exceeding one year such that interest would be accrued with respect to those contracts. The interest that would be accrued related to these contracts is immaterial at December 31, 2018.
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
During the first quarter of 2018, we adopted ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which includes guidance on classification for the following items: debt prepayment or debt extinguishment costs, settlement of zero coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned or bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and other separately identifiable cash flows where application of the predominance principle is prescribed. No adjustments were required in our Consolidated

Statement of Cash Flows upon adoption. Within our Consolidating Statements of Cash Flows in Note 18, "Condensed Consolidating Financial Information," we now present a new line item, Payments of deferred purchase price on receivables securitization, as a result of adopting ASU 2016-15; prior year cash flow information within this footnote has been recast to reflect the impact of adopting this accounting standard. Other than the addition of this new line item, there was no impact to our Consolidating Statements of Cash Flows upon adoption.
During the first quarter of 2018, we adopted ASU No. 2016-18, "Restricted Cash" ("ASU 2016-18"), which requires an entity to include in its cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents, and clarifies how these amounts should be presented therein. At the time we adopted this accounting standard in the first quarter of 2018, there was no impact to our Consolidated Statements of Cash Flows, as we did not have any restricted cash balances. We have restricted cash as of December 31, 2018 and therefore, the Consolidated Statements of Cash Flows have been updated to reflect this guidance. For more information on our restricted cash balances as of December 31, 2018, refer to the "Cash, Cash Equivalents and Restricted Cash" section of this footnote above.
During the first quarter of 2018, we adopted ASU No. 2017-01, "Clarifying the Definition of a Business" (“ASU 2017-01”), which requires an entity to evaluate if substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements.
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
During the first quarter of 2018, we adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires presentation of the current service cost component of net periodic benefit expense with other current compensation expenses for the related employees, and requires presentation of the remaining components of net periodic benefit expense, such as interest, expected return on plan assets, and amortization of actuarial gains and losses, outside of operating income. ASU 2017-07 also specifies that, on a prospective basis, only the service cost component is eligible for capitalization into inventory or other assets. The income statement classification provisions of ASU 2017-07 are applicable on a retrospective basis, therefore we recast prior period income statement information for 2017; the recast had the impact of increasing Selling, general and administrative expenses for the year ended December 31, 2017 by $2 million, with a corresponding increase to Interest income and other income, net. The impact was immaterial to our Consolidated Statements of Income in 2016, thus we did not recast for 2016. The change in the capitalization provisions under ASU 2017-07 did not have a material impact on our consolidated financial statements. See Note 14, "Employee Benefit Plans," for further disclosure on the components of net periodic benefit expense and classification of the components within our Consolidated Statements of Income for the year ended December 31, 2018, 2017, and 2016.
During 2018, the FASB issued ASU No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). This update requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years and interim periods beginning after December 15, 2019; early adoption is permitted. We adopted ASU 2018-15 in the third quarter of 2018 as we believe that our existing policy is consistent with the new guidance and thus no adjustments were required to be in compliance with this update.
In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework- Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"), which removes, modifies, and adds certain disclosure requirements to the ASC 715 (Compensation- Retirement Benefits) guidance. ASU 2018-14 is effective for fiscal years and interim periods beginning after December 15, 2020; early adoption is permitted. We early adopted ASU 2018-14 in the fourth quarter of 2018; the required disclosures are reflected in Note 14, "Employee Benefit Plans."
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
We will adopt the standard in the first quarter of 2019 and take advantage of the transition package of practical expedients permitted within the new standard, which, among other things, allows us to carryforward the historical lease classification. We will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
While we are continuing to assess all potential impacts of the standard, we expect total liabilities and leased assets to increase by $1.2 billion to $1.4 billion as of the date of adoption. The difference between these amounts primarily represents the existing deferred rent liabilities balance, resulting from the historical straight-line treatment of operating leases, which is reclassified as a reduction of the lease assets upon adoption. We do not believe the standard will materially affect our Statements of Income or Statements of Cash Flows as operating lease payments will still be an operating cash outflow and capital lease payments will still be a financing cash outflow. These estimates, which are based on our current lease portfolio, may change as we continue to evaluate the new standard and perform the necessary reconciliations between our recently implemented global lease accounting system and our lease expense accounts. The estimates could also change due to changes in the lease portfolio, which could include (a) lease volume, (b) lease commencement dates, and (c) renewal option and lease termination expectations. We do not believe the new standard will have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements as the covenant calculations are based on the prior lease accounting rules.
In August 2017, the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which amends the hedge accounting recognition and presentation requirements in ASC 815 ("Derivatives and Hedging"). ASU 2017-12 significantly alters the hedge accounting model by making it easier for an entity to achieve and maintain hedge accounting and provides for accounting that better reflects an entity's risk management activities. ASU 2017-12 is effective for fiscal years and interim periods beginning after December 15, 2018; we are adopting the standard in the first quarter of 2019. Entities will adopt the provisions of ASU 2017-12 by applying a modified retrospective approach to existing hedging relationships as of the adoption date. At this time, we are still evaluating the impact of this standard on our financial statements.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), and in November 2018 issued a subsequent amendment, ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" ("ASU 2018-19"). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. ASU 2016-13 and ASU 2018-19 should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

The majority of our revenue is derived from the sale of vehicle parts. Under both the previous revenue standards and ASC 606, we recognize revenue when the products are shipped to, delivered to or picked up by customers, which is the point when title has transferred and risk of ownership has passed.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Year Ended December 31,
	2018	2017	2016
North America	$4,558,220	$4,278,531	$4,009,129
Europe	5,202,231	3,628,906	2,915,841
Specialty	1,472,956	1,301,197	1,219,675
Parts and services	11,233,407	9,208,634	8,144,645
Other	643,267	528,275	439,386
Total revenue	$11,876,674	$9,736,909	$8,584,031
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
Our service-type warranties typically have service periods ranging from 6 months to 36 months. Under ASC 606, proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in thousands):

Balance as of January 1, 2018	$19,465
Additional warranty revenue deferred	38,736
Warranty revenue recognized	(34,195)
Balance as of December 31, 2018	$24,006
Other Revenue
Revenue from other sources includes scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. The sale of hulks in our wholesale and self service recycling operations represents one performance obligation, and revenue is recognized based on a price per weight when the customer (processor) collects the scrap. Some adjustments may occur when the customer weighs the scrap at their location, and revenue is adjusted accordingly. We constrain our estimate of consideration to be received to the extent that we believe there will not be a significant reversal in revenue.
Revenue by Geographic Area
See Note 16, "Segment and Geographic Information" for information related to our revenue by geographic region.
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration which includes returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. The previous revenue guidance required us to estimate the transaction price using a best estimate approach. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration. In addition, our estimates of variable consideration are constrained to the extent that a significant reversal in revenue is not expected. We recorded a refund liability and return asset for expected returns of $105 million and $56 million, respectively, as of December 31, 2018 and a net reserve of $38 million as of December 31, 2017. The refund liability is presented separately on the balance sheet within current liabilities while the return asset is presented within prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives which are recorded in Receivables, net on the Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $103 million and $78 million as of December 31, 2018 and December 31, 2017, respectively. Our May 2018 acquisition of Stahlgruber contributed $26 million to our variable consideration reserve; see Note 2, "Business Combinations" for further information on our acquisitions. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our consolidated financial statements.
Contract Costs
Under ASC 340, "Other Assets and Deferred Costs," we have elected to recognize incremental costs of obtaining a contract (commissions earned by our sales representatives on product sales) as an expense when incurred, as we believe the amortization period of the asset would be one year or less due to the short-term nature of our contracts.
Sales Taxes
We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue on our Consolidated Statements of Income and are shown as a current liability on our Consolidated Balance Sheets until remitted.

Note 6. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, totaled $18 million, $15 million, and $22 million for the years ended December 31, 2018, 2017, and 2016, respectively. Our 2018 expenses primarily consisted of external costs related to our acquisition of Stahlgruber totaling $16 million. The remaining acquisition related costs for the year ended December 31, 2018 related to (i) completed acquisitions, (ii) pending acquisitions as of December 31, 2018, and (iii) potential acquisitions that were terminated.
Acquisition related expenses for 2017 included $5 million of costs for our acquisition of Andrew Page, primarily related to legal and other professional fees associated with the CMA review. The remaining acquisition related costs for the year ended December 31, 2017 consisted of external costs for (i) completed acquisitions, (ii) pending acquisitions as of December 31, 2017, including $4 million related to Stahlgruber, and (iii) potential acquisitions that were terminated.
Acquisition related expenses for 2016 included $11 million related to our Rhiag acquisition, $4 million related to our acquisition of PGW, and $7 million related to other completed acquisitions and acquisitions that were pending as of December 31, 2016.
Acquisition Integration Plans and Restructuring
During the year ended December 31, 2018, we incurred $14 million of restructuring expenses. Expenses incurred during the year ended December 31, 2018 primarily consisted of $10 million related to the integration of our acquisition of Andrew Page and $3 million related to our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees.
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
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations in 2019. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be less than $15 million.

Note 7. Stock-Based Compensation
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we may grant qualified and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by our stockholders for issuance under the Equity Incentive Plan is 70 million shares, subject to antidilution and other adjustment provisions. We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by our stockholders for issuance under the Equity Incentive Plan, 11 million shares remained available for issuance as of December 31, 2018. We expect to issue new or treasury shares of common stock to cover past and future equity grants.
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

The Compensation Committee of our Board of Directors (the "Compensation Committee") approved the grant of 189,204; 235,537; and 261,851 RSUs to our executive officers that include both a performance-based vesting condition and a time-based vesting condition in 2018, 2017, and 2016, respectively. The performance-based vesting conditions for the 2018, 2017, and 2016 grants to our executive officers have been satisfied.
The fair value of RSUs that vested during the years ended December 31, 2018, 2017, and 2016 was $27 million, $28 million, and $29 million, respectively; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
In February 2019, the Compensation Committee approved the grant of up to $24 million of RSUs to employees. The Compensation Committee also approved the grant of $3 million of performance-based three-year RSUs to employees. As these awards are performance based, the exact number of shares to be paid out may be up to twice the grant amount, depending on the Company's performance and the achievement of certain performance metrics over the three year period ending December 31, 2021. The grant date of these awards is March 1, 2019. The range of the possible number of RSUs to be granted will depend on our share price on the grant date.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the year ended December 31, 2018:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2018	1,624,390	$29.94
Granted (2)	601,802	$42.58
Vested	(704,909)	$30.03
Forfeited / Canceled	(45,601)	$33.43
Unvested as of December 31, 2018	1,475,682	$34.94
Expected to vest after December 31, 2018	1,351,169	$34.89	2.3	$32,063
(1) The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.

(2)	The weighted average grant date fair value of RSUs granted during the years ended December 31, 2017 and 2016 was $32.15 and $29.05, respectively.

Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during 2018, 2017 or 2016. No options vested during the year ended December 31, 2018; all of our outstanding options are fully vested. The total grant-date fair value of options that vested during the year ended December 31, 2017 was $1 million; no options vested during the years ended December 31, 2018 and 2016.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the year ended December 31, 2018:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2018	1,738,073	$9.20
Exercised	(686,070)	$7.73		$17,504
Canceled	(509)	$32.31
Balance as of December 31, 2018	1,051,494	$10.15	0.9	$14,570
Exercisable as of December 31, 2018	1,051,494	$10.15	0.9	$14,570
(1) The aggregate intrinsic value of outstanding and exercisable options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of the last day of the period indicated. This amount changes based on the market price of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016, was $21 million and $28 million, respectively.
Stock-Based Compensation Expense
For the RSUs that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. During the years ended December 31, 2018, 2017, and 2016, we recognized $8 million, $7 million, and $7 million, respectively, of stock based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded as they occur.
The components of pre-tax stock-based compensation expense for our continuing operations are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
RSUs	$22,760	$22,826	$22,183
Stock options and other	—	6	162
Total stock-based compensation expense	$22,760	$22,832	$22,345
The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income for our continuing operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of goods sold	$469	$434	$407
Selling, general and administrative expenses	22,291	22,398	21,938
Total stock-based compensation expense	22,760	22,832	22,345
Income tax benefit	(5,220)	(5,459)	(8,268)
Total stock-based compensation expense, net of tax	$17,540	$17,373	$14,077

We have not capitalized any stock-based compensation costs during the years ended December 31, 2018, 2017, and 2016.
As of December 31, 2018, unrecognized compensation expense related to unvested RSUs is expected to be recognized as follows (in thousands):

RSUs
2019	$15,166
2020	9,715
2021	6,315
2022	3,458
2023	150
Total unrecognized compensation expense	$34,804
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
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Income from continuing operations	$487,565	$536,974	$456,123
Denominator for basic earnings per share—Weighted-average shares outstanding	314,428	308,607	306,897
Effect of dilutive securities:
RSUs	409	544	689
Stock options	1,012	1,498	2,198
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	315,849	310,649	309,784
Basic earnings per share from continuing operations	$1.55	$1.74	$1.49
Diluted earnings per share from continuing operations	$1.54	$1.73	$1.47
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Antidilutive securities:
RSUs	410	37	57
Stock options	8	39	63

Note 9. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2016	$(96,890)	$(932)	$(7,648)	$—	$(105,470)
Pretax (loss) income	(175,639)	12,382	7,175	—	(156,082)
Income tax effect	—	(4,581)	(2,636)	—	(7,217)
Reclassification of unrealized loss (gain)	—	1,789	496	—	2,285
Reclassification of deferred income taxes	—	(567)	(124)	—	(691)
Balance at December 31, 2016	$(272,529)	$8,091	$(2,737)	$—	$(267,175)
Pretax income (loss)	206,451	(44,550)	361	—	162,262
Income tax effect	(7,366)	16,390	(100)	—	8,924
Reclassification of unrealized loss (gain)	—	50,090	(3,519)	—	46,571
Reclassification of deferred income taxes	—	(18,483)	659	—	(17,824)
Disposal of business, net	1,511	—	(3,436)	—	(1,925)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(1,309)	(1,309)
Balance at December 31, 2017	$(71,933)	$11,538	$(8,772)	$(1,309)	$(70,476)
Pretax (loss) income	(113,030)	37,552	1,132	—	(74,346)
Income tax effect	4,507	(8,846)	(403)	—	(4,742)
Reclassification of unrealized (gain) loss	—	(37,009)	(54)	—	(37,063)
Reclassification of deferred income taxes	—	8,653	22	—	8,675
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(2,343)	(2,343)
Adoption of ASU 2018-02	2,859	2,486	—	—	5,345
Balance at December 31, 2018	$(177,597)	$14,374	$(8,075)	$(3,652)	$(174,950)
Net unrealized gains on our interest rate swaps, inclusive of our interest rate swap agreements and the interest rate swap component of our cross currency swaps, totaling $7 million in the year ended December 31, 2018 were reclassified to Interest expense in our Consolidated Statements of Income, compared to losses of $2 million, and $4 million for the years ended December 31, 2017 and 2016, respectively. We also reclassified gains of $9 million to Interest expense related to the foreign currency forward component of our cross currency swaps during each of the years ended December 31, 2018 and 2017; the amount reclassified during the year ended December 31, 2016 was immaterial. Also related to our cross currency swaps, we reclassified gains of $21 million and $2 million to Interest income and other income, net in our Consolidated Statements of Income during the years ended December 31, 2018 and 2016, respectively, compared to losses of $57 million during the year ended December 31, 2017; these gains and losses offset the impact of the remeasurement of the underlying contracts. The deferred income taxes related to our cash flow hedges were reclassified from Accumulated other comprehensive income (loss) to provision for income taxes.
Reclassifications of unrealized gains and losses related to our pension plans were reclassified from Accumulated other comprehensive income (loss) to Interest income and other income, net; the related deferred taxes were reclassified from Accumulated other comprehensive income (loss) to provision for income taxes.
As a result of the adoption of ASU 2018-02 in the first quarter of 2018, we recorded a $5 million reclassification to increase Accumulated Other Comprehensive (Loss) Income and decrease Retained Earnings. See Note 4, "Summary of Significant Accounting Policies" for further information regarding the adoption of ASU 2018-02.

Note 10. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	December 31,
	2018	2017
Senior secured credit agreement:
Term loans payable	$350,000	$704,800
Revolving credit facilities	1,387,177	1,283,551
U.S. Notes (2023)	600,000	600,000
Euro Notes (2024)	573,350	600,150
Euro Notes (2026/28)	1,146,700	—
Receivables securitization facility	110,000	100,000
Notes payable through May 2027 at weighted average interest rates of 2.0% and 1.4%, respectively	23,056	29,146
Other long-term debt at weighted average interest rates of 2.5% and 1.7%, respectively	157,414	110,633
Total debt	4,347,697	3,428,280
Less: long-term debt issuance costs	(36,906)	(21,476)
Less: current debt issuance costs	(291)	(2,824)
Total debt, net of debt issuance costs	4,310,500	3,403,980
Less: current maturities, net of debt issuance costs	(121,826)	(126,360)
Long term debt, net of debt issuance costs	$4,188,674	$3,277,620

The scheduled maturities of long-term obligations outstanding at December 31, 2018 are as follows (in thousands):

2019	$122,117
2020	49,193
2021	137,192
2022	24,410
2023	621,560
Thereafter	3,393,225
Total debt (1)	$4,347,697
(1) The total debt amounts presented above exclude debt issuance costs totaling $37 million as of December 31, 2018.
Senior Secured Credit Agreement
On November 20, 2018, LKQ Corporation, LKQ Delaware LLP, and certain other subsidiaries (collectively, the "Borrowers") entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement ("Credit Agreement"), which amended the Fourth Amended and Restated Credit Agreement dated January 29, 2016 by modifying certain terms to (1) increase the total availability under the revolving credit facility's multicurrency component from $2.75 billion to $3.15 billion; (2) reduce the margin on borrowings by 25 basis points at the September 30, 2018 leverage ratio, and reduce the number of leverage pricing tiers; (3) extend the maturity date by one year to January 29, 2024; (4) reduce the unused facility fee depending on leverage category; (5) increase the capacity for incurring additional indebtedness under our receivables securitization facility; (6) increase the maximum borrowing limit of swingline loans and add the ability to borrow in British Pounds and Euros; and (7) make other immaterial or clarifying modifications and amendments to the terms of the Credit Agreement. Borrowings will continue to bear interest at variable rates.
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024. Term loan borrowings, which total $350 million as of December 31, 2018, are due and payable in quarterly installments equal to $2 million on the last day of each of the first four fiscal quarters ending on or after March 31, 2019 and approximately $4 million on the last day of each fiscal quarter thereafter, with the remaining balance due and payable on January 29, 2024.

The increase in the revolving credit facility's multicurrency component of $400 million was used in part to pay down $240 million of the term loan (to the new $350 million amount); the remainder will be used for general corporate purposes.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 11, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at December 31, 2018 and 2017 were 1.9% and 2.2%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were $9 million classified as current maturities at December 31, 2018 compared to $18 million at December 31, 2017. As of December 31, 2018, there were letters of credit outstanding in the aggregate amount of $65 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at December 31, 2018 was $1.7 billion.
Related to the execution of Amendment No. 3 to the Fourth Amended and Restated Credit Agreement in November 2018, we incurred $4 million of fees, the majority of which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement. The amounts recorded as a loss on debt extinguishment in the Consolidated Statement of Income for the years ended December 31, 2018 and 2017 were primarily related to the write-off of capitalized debt issuance costs related to various amendments to our Fourth Amended and Restated Credit Agreement.
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
Restricted Payments
Our senior secured credit agreement and our senior notes indentures contain limitations on payment of cash dividends or other distributions of assets. Based on limitations in effect under our senior secured credit agreement and senior notes indentures, the maximum amount of dividends we could pay as of December 31, 2018 was approximately $1.7 billion. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.

Receivables Securitization Facility
On December 20, 2018, we amended the terms of our receivables securitization facility with MUFG to: (i) extend the term of the facility to November 8, 2021; (ii) increase the maximum amount available to $110 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to MUFG for the benefit of conduit investors and/or financial institutions for cash proceeds. Upon payment of the receivables by customers, rather than remitting to MUFG the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. Net receivables totaling $132 million and $144 million were collateral for the investment under the receivables facility as of December 31, 2018 and 2017, respectively.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) LIBOR, or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of December 31, 2018, the interest rate under the receivables facility was based on commercial paper rates and was 3.4%. The outstanding balances of $110 million and $100 million as of December 31, 2018 and 2017, respectively, were classified as long-term on the Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. The effective portion of changes in the fair value of the interest rate swap agreements is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense when the underlying interest payment has an impact on earnings. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. Our interest rate swap contracts have maturity dates ranging from January to June 2021. In December 2018, we sold two interest rate swap contracts with a notional amount of $110 million. As of December 31, 2018, we held interest rate swap contracts related to $480 million of U.S. dollar-denominated debt.
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
In 2016, we entered into three cross currency swap agreements for a total notional amount of $422 million (€400 million). The notional amount steps down by €15 million annually through 2020 with the remainder maturing in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. The effective portion of the changes in the fair value of the derivative instruments is recorded in Accumulated Other Comprehensive Income (Loss) and is reclassified to interest expense and interest income and other income, net when the underlying transactions have an impact on earnings.

In October 2018, we entered into two cross currency swap agreements for a total notional amount of $184 million (€160 million). Half of the notional amount matures in October 2019 with the remainder in October 2020. The purpose and accounting of the swaps are similar to those described in the previous paragraph.
The activity related to our cash flow hedges is presented in operating activities in our Consolidated Statements of Cash Flows.
The following table summarizes the notional amounts and fair values of our designated cash flow hedges as of December 31, 2018 and 2017 (in thousands):

	Notional Amount	Fair Value at December 31, 2018 (USD)
	December 31, 2018	Other Current Assets	Other Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$14,967	$—	$—
Cross currency swap agreements
USD/euro	$574,315	211	7,669	127	40,870
Total cash flow hedges		$211	$22,636	$127	$40,870

	Notional Amount	Fair Value at December 31, 2017 (USD)
	December 31, 2017	Other Assets	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$590,000	$19,102	$—
Cross currency swap agreements
USD/euro	$406,546	5,504	61,492
Total cash flow hedges		$24,606	$61,492
While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Other Assets and Other Noncurrent Liabilities on our Consolidated Balance Sheets of $14 million and $12 million at December 31, 2018 and 2017, respectively.
The activity related to our cash flow hedges is included in Note 9, "Accumulated Other Comprehensive Income (Loss)." Ineffectiveness related to our cash flow hedges was immaterial to our results of operations during 2018, 2017, and 2016. We do not expect future ineffectiveness related to our cash flow hedges to have a material effect on our results of operations.
As of December 31, 2018, we estimate that $2 million of derivative gains (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into our Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
During the third quarter of 2018, we recorded the fair value of a derivative instrument of $29 million related to our right to acquire Mekonomen shares at a discount. During the year ended December 31, 2018, we recorded a net $5 million loss related to the remeasurement and settlement of the derivative instrument. Refer to Note 4, "Summary of Significant Accounting Policies," for more information on the derivative instrument.
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at December 31, 2018 and 2017, along with the effect on our results of operations in 2018, 2017 and 2016, were immaterial.

Note 12. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the year ended December 31, 2018, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2018 and December 31, 2017 (in thousands):

	Balance as of December 31, 2018	Fair Value Measurements as of December 31, 2018
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$47,649	$—	$47,649	$—
Interest rate swaps	14,967	—	14,967	—
Cross currency swap agreements	7,880	—	7,880	—
Total Assets	$70,496	$—	$70,496	$—
Liabilities:
Contingent consideration liabilities	$5,209	$—	$—	$5,209
Deferred compensation liabilities	48,984	—	48,984	—
Cross currency swap agreements	40,997	—	40,997	—
Total Liabilities	$95,190	$—	$89,981	$5,209

	Balance as of December 31, 2017	Fair Value Measurements as of December 31, 2017
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$45,984	$—	$45,984	$—
Interest rate swaps	19,102	—	19,102	—
Cross currency swap agreements	5,504	—	5,504	—
Total Assets	$70,590	$—	$70,590	$—
Liabilities:
Contingent consideration liabilities	$2,636	$—	$—	$2,636
Deferred compensation liabilities	47,199	—	47,199	—
Cross currency swap agreements	61,492	—	61,492	—
Total Liabilities	$111,327	$—	$108,691	$2,636
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Consolidated Balance Sheets at cost. Based on market conditions as of December 31, 2018 and 2017, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.7 billion and $2.0 billion, respectively. In addition, based on market conditions, the fair values of the outstanding borrowings under the receivables facility reasonably approximated the carrying values of $110 million and $100 million at December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 and December 31, 2017, the fair values of the U.S. Notes (2023) were approximately $574 million and $615 million, respectively, compared to a carrying value of $600 million at each date. As of December 31, 2018 and December 31, 2017, the fair values of the Euro Notes (2024) were approximately $586 million and $658 million compared to carrying values of $573 million and $600 million, respectively. As of December 31, 2018, the fair value of the Euro Notes (2026/28) approximated the carrying value of $1.1 billion.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2018 to assume these obligations. The fair value of our U.S. Notes (2023) is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 13. Commitments and Contingencies
Operating Leases
We are obligated under noncancelable operating leases for corporate office space, warehouse and distribution facilities, trucks and certain equipment.
The future minimum lease commitments under these leases at December 31, 2018 are as follows (in thousands):

Years ending December 31:
2019	$294,269
2020	256,172
2021	210,632
2022	158,763
2023	131,518
Thereafter	777,165
Future Minimum Lease Payments	$1,828,519
Rental expense for operating leases was approximately $300 million, $247 million, and $212 million during the years ended December 31, 2018, 2017 and 2016, respectively.
We guarantee the residual values of the majority of our truck and equipment operating leases. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a piece of equipment is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a piece of equipment is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2018, our portion of the guaranteed residual value would have totaled approximately $76 million. We have not recorded a liability for the guaranteed residual value of equipment under operating leases as the recovery on disposition of the equipment under the leases is expected to approximate the guaranteed residual value.
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

Note 14. Employee Benefit Plans
Defined Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.
Funded Status
The table below summarizes the funded status of our defined benefit plans (in thousands):

	December 31,
	2018	2017
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$126,031	$111,547
Acquisitions (1)	79,211	938
Service cost	3,215	4,525
Interest cost	3,476	3,670
Participant contributions	415	573
Actuarial (gain) / loss	(989)	4,539
Benefits paid (2)	(4,447)	(3,806)
Curtailment (3)	—	(4,064)
Settlement	(756)	(245)
Currency impact	(4,664)	8,354
Projected benefit obligation - end of year	$201,492	$126,031
Change in fair value of plan assets:
Fair value - beginning of year	$82,852	$73,057
Acquisitions (1)	251	—
Actual return on plan assets	3,018	3,307
Employer contributions	9,975	2,931
Participant contributions	415	573
Benefits paid	(2,788)	(3,040)
Currency impact	(2,051)	6,024
Fair value - end of year	$91,672	$82,852
Funded status at end of year (liability)	$(109,820)	$(43,179)

Accumulated benefit obligation	$199,337	$125,389

(1)	2018 amounts relate primarily to the addition of plans in connection with our acquisition of Stahlgruber.

(2)	Includes amounts paid from plan assets as well as amounts paid from Company assets.

(3)
In 2017, we froze one of our Europe pension plans, resulting in a curtailment. No additional participants may join this plan and as of December 31, 2017, participants no longer accrue future benefits under this plan.

The net amounts recognized for defined benefit plans in the Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2018	2017
Non-current assets	$377	$—
Current liabilities	(3,280)	—
Non-current liabilities	(106,917)	(43,179)
	$(109,820)	$(43,179)
The following table summarizes the accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	December 31,
	2018	2017
Accumulated benefit obligation	$169,097	$125,389
Aggregate fair value of plan assets	60,988	82,852
The following table summarizes the projected benefit obligation and aggregate fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets (in thousands):

	December 31,
	2018	2017
Projected benefit obligation	$171,185	$126,031
Aggregate fair value of plan assets	60,988	82,852
The table below summarizes the weighted-average assumptions used to calculate the year-end benefit obligations:

	2018	2017
Discount rate used to determine benefit obligation	2.1%	2.1%
Rate of future compensation increase	0.9%	1.3%
Net Periodic Benefit Cost
The table below summarizes the components of net periodic benefit cost for our defined benefit plans (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Service cost	$3,215	$4,525	$3,843
Interest cost	3,476	3,670	2,719
Expected return on plan assets (1)	(2,949)	(2,467)	(2,624)
Amortization of prior service credit	—	(181)	(266)
Amortization of actuarial (gain) loss (2)	(54)	473	762
Curtailment gain	—	(3,811)	—
Settlement (gain) / loss	74	(4)	2
Net periodic benefit cost	$3,762	$2,205	$4,436

(1)	We use the fair value of our plan assets to calculate the expected return on plan assets.

(2)
Actuarial gains and losses are amortized using a corridor approach. Gains and losses are amortized if, as of the beginning of the year, the cumulative net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the fair value of the plan assets. Gains and losses in excess of the corridor are amortized over the average remaining service period of active members expected to receive benefits under the plan or, in the case of closed plans, the expected future lifetime of the employees participating in the plan.
For the years ended December 31, 2018 and 2017, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Other income, net in our Consolidated Statements of Income. For the year ended December 31, 2016, all components of net periodic benefit expense were included in Selling, general, and administrative expenses in our Consolidated Statements of Income. For the year ending December 31, 2019, we expect net periodic benefit costs to increase by approximately $2 million due to the fact that we will incur a full year of pension expense related to our Stahlgruber business, compared to a partial year in 2018.
The table below summarizes the weighted-average assumptions used to calculate the net periodic benefit cost in the table above:

	2018	2017	2016
Discount rate used to determine service cost	1.3%	1.5%	1.6%
Discount rate used to determine interest cost	2.5%	3.0%	3.0%
Rate of future compensation increase	1.9%	1.3%	2.0%
Expected long-term return on plan assets (1)	4.8%	5.0%	5.1%

(1)	Our expected long-term return on plan assets is determined based on our asset allocation and estimate of future long-term returns by asset class.
Assumed mortality is also a key assumption in determining benefit obligations and net periodic benefit cost. In some of our European plans, a price inflation index is also an assumption in determining benefit obligations and net periodic benefit cost.
As of December 31, 2018, the pre-tax amounts recognized in Accumulated other comprehensive income consisted of $10 million of net actuarial losses for our defined benefit plans that have not yet been recognized in net periodic benefit cost. Of this amount, we expect $0.2 million to be recognized as a component of net periodic benefit cost during the year ending December 31, 2019.
Fair Value of Plan Assets
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Investments that are valued using net asset value ("NAV") (or its equivalent) as a practical expedient are excluded from the fair value hierarchy disclosure.
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at December 31, 2018 and December 31, 2017 are the same.
Level 1 investments: Cash and cash equivalents are valued based on cost, which approximates fair value. Mutual funds are valued based on reported market prices on the last trading day of the fiscal year.
Level 3 investments: Investments in insurance contracts represent the cash surrender value of the insurance policy. These are actuarially determined amounts based on projections of future benefit payments, discount rates, and expected long-term rate of return on assets.

For our unfunded pension plans, the Company pays the defined benefit plan obligations when they become due. The table below summarizes the fair value of our defined benefit plan assets by asset category within the fair value hierarchy for our funded defined benefit pension plans (in thousands):

	December 31,
	2018				2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$30,684	$—	$—	$30,684	$369	$—	$—	$369
Mutual funds (2)	—	—	—	—	21,709	—	—	21,709
Insurance contracts	—	—	60,988	60,988	—	—	60,774	60,774
Total investments at fair value	$30,684	$—	$60,988	$91,672	$22,078	$—	$60,774	$82,852

(1)	Consists of institutional short-term investment funds.

(2)	Mutual funds consist of investments in equity securities, fixed-income securities, and real estate.
The following table summarizes the changes in fair value measurements of Level 3 investments for our defined benefit plans (in thousands):

	December 31,
	2018	2017
Balance at beginning of year	$60,774	$53,803
Actual return on plan assets:
Relating to assets held at the reporting date	2,556	464
Purchases, sales and settlements	(541)	483
Transfers in and/or out of Level 3	255	—
Currency impact	(2,056)	6,024
Balance at end of year	$60,988	$60,774
Assets for our defined benefit pension plans in Europe are invested in insurance policies. Under these contracts, we pay premiums to the insurance company, which are based on an internal actuarial analysis performed by the insurance company; the insurance company then funds the pension payments to the plan participants upon retirement. The assets for our U.S. plan are managed by a master trust, with oversight responsibility by our Benefits Committee. As of December 31, 2018, our pension assets for our U.S. pension plan are fully invested in money market funds. The investment strategy for our U.S. plan is to invest in low risk investments to protect our principal balance. The investment policy and allocation of the assets in the master trust were approved by our Benefits Committee.
Employer Contributions and Estimated Future Benefit Payments
During the year ended December 31, 2018, we contributed $12 million to our pension plans. We estimate that contributions to our pension plans during 2019 will be $4 million.
The following table summarizes estimated future benefit payments as of December 31, 2018 (in thousands):

Year Ended December 31,	Amount
2019	$5,818
2020	5,627
2021	6,263
2022	6,966
2023	6,948
2024 - 2028	39,823

Note 15. Income Taxes
The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$90,216	$196,825	$159,547
State	25,851	27,149	27,120
Foreign	77,508	58,123	45,545
Total current provision for income taxes	$193,575	$282,097	$232,212
Deferred:
Federal	$14,977	$(37,486)	$1,169
State	4,386	4,044	2,131
Foreign	(21,543)	(13,095)	(14,946)
Total deferred benefit for income taxes	$(2,180)	$(46,537)	$(11,646)
Provision for income taxes	$191,395	$235,560	$220,566
Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$562,758	$575,148	$513,844
Foreign	180,673	191,479	163,437
Income from continuing operations before provision for income taxes	$743,431	$766,627	$677,281
The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
U.S. federal tax reform - federal deferred tax rate change	—%	(9.5)%	—%
U.S. federal tax reform - transition tax on foreign earnings	(1.3)%	6.6%	—%
State income taxes, net of state credits and federal tax impact	3.5%	2.8%	2.7%
Impact of rates on international operations	0.9%	(3.2)%	(3.2)%
Notional interest deductions	(0.6)%	(0.9)%	(2.5)%
Excess tax benefits from stock-based compensation	(0.6)%	(1.0)%	(1.6)%
Non-deductible expenses	1.6%	1.1%	1.3%
Other, net	1.2%	(0.2)%	0.9%
Effective tax rate	25.7%	30.7%	32.6%
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act introduced broad and complex changes to U.S. income tax laws that impact us, most notably a reduction of the U.S. statutory corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Additionally, beginning in 2018 the Tax Act imposed a regime of taxation on foreign subsidiary earnings, GILTI, and on certain related party payments, BEAT. As part of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, the Tax Act imposed a one-time transition tax on the deemed repatriation of historical earnings of foreign subsidiaries as of December 31, 2017.
    On December 22, 2017, the U.S. Securities and Exchange Commission Staff issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting required under ASC 740, Income Taxes. In accordance with SAB 118, a company was required to reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 was complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act was incomplete but the company was able to determine a reasonable estimate, it was required to record a provisional estimate in the financial statements.
Transition Tax on Foreign Earnings: In the fourth quarter of 2017, we recognized a provisional income tax expense of $51 million related to the one-time transition tax on foreign earnings. During the third quarter of 2018, we recorded a $10 million favorable adjustment to the provisional amount. As of December 31, 2018, we have completed our analysis of the transition tax, and the liability is no longer considered provisional. As permitted by the Tax Act, we elected to pay the final $41 million liability in installments over 8 years. This liability has been reduced by the first installment and other payment credits to $33 million and is recorded in other liabilities in our consolidated balance sheet.
Revaluation of Deferred Tax Assets and Liabilities: As a result of the Tax Act reduction in the U.S. federal statutory rate from 35% to 21%, at December 31, 2017, we recorded a provisional decrease to net deferred tax liabilities and a corresponding provisional U.S. federal deferred tax benefit of $73 million. There were no adjustments recognized in 2018 with regard to the revaluation of deferred taxes, and the accounting for this impact of the Tax Act is now complete.
GILTI: While the Tax Act provides for a modified territorial tax system, under a highly complex provision commonly known as GILTI, the Tax Act subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries, subject to relief for available foreign tax credits. The FASB Staff Q&A, Topic 740, No. 5, "Accounting for GILTI," provides that an accounting policy election can be made either to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred. For the year ended December 31, 2018, the impact of GILTI increased our effective tax rate by approximately 0.3%. The GILTI legislative provisions and related foreign tax credit calculations are still subject to finalization of U.S. Treasury Department regulatory guidance, which could have an impact on our effective tax rate in the future.
Indefinite Reinvestment Assertion: Undistributed earnings of our foreign subsidiaries amounted to approximately $664 million at December 31, 2018. Through December 31, 2017, it was our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and no U.S. deferred income taxes or foreign withholding taxes were recorded. Beginning in 2018, the Tax Act generally provides a 100% participation exemption from further U.S. taxation of dividends received from 10-percent or more owned foreign corporations held by U.S. corporate shareholders. Although future dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, either as a result of the new participation exemption, or due to the previous taxation of such earnings under the transition tax, companies must still apply the guidance of ASC 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Further, the 2017 transition tax will close a majority of the previous outside basis differences in our foreign subsidiaries, and much of any new differences arising will have extensive interaction with the GILTI regime discussed above.
Based on a review of our global financing and capital expenditure requirements as of December 31, 2018, we have made no changes to our assertion that we plan to permanently reinvest the undistributed earnings of our international subsidiaries. Thus, no deferred U.S. income taxes or potential foreign withholding taxes have been recorded. Due to the complexity of the new U.S. tax regime, it remains impractical to estimate the amount of deferred taxes potentially payable were such earnings to be repatriated.
Although the SAB 118 measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred Tax Assets:
Accrued expenses and reserves	$60,337	$40,317
Qualified and nonqualified retirement plans	20,525	19,074
Inventory	15,474	17,886
Accounts receivable	16,208	16,036
Interest deduction carryforwards	20,392	13,845
Stock-based compensation	4,859	4,963
Net operating loss carryforwards	13,222	11,734
Other	12,370	8,971
Total deferred tax assets, gross	163,387	132,826
Less: valuation allowance	(34,779)	(21,527)
Total deferred tax assets	$128,608	$111,299
Deferred Tax Liabilities:
Goodwill and other intangible assets	$216,699	$192,688
Property, plant and equipment	87,839	67,467
Trade name	116,615	72,233
Other	15,511	16,165
Total deferred tax liabilities	$436,664	$348,553
Net deferred tax liability	$(308,056)	$(237,254)
Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2018	2017
Noncurrent deferred tax assets	$3,378	$15,105
Noncurrent deferred tax liabilities	311,434	252,359
Our acquisition of Stahlgruber in May 2018 contributed $78 million of net deferred tax liabilities relating to intangible assets; property, plant and equipment; and reserves, including pension and other post-retirement benefit obligations. Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in Other assets and Deferred income taxes, respectively, on our Consolidated Balance Sheets.
We had net operating loss carryforwards, primarily for certain international tax jurisdictions, the tax benefits of which were approximately $13 million and $12 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, we had tax credit carryforwards for certain U.S. state jurisdictions, the tax benefits of which total approximately $1 million and $2 million, respectively. At December 31, 2018 and 2017, we had interest deduction carryforwards, primarily in Italy and Germany, the tax benefits of which were $20 million and $14 million, respectively. As of December 31, 2018, we had a U.S. capital loss carryforward attributable to the sale of the glass manufacturing business of PGW in 2017, the tax benefit of which was $5 million. As of December 31, 2018 and 2017, valuation allowances of $35 million and $22 million, respectively, were recorded for deferred tax assets related to carryforwards of interest deductions, net operating losses, capital losses and tax credits. The $13 million net increase in valuation allowances was primarily attributable to a $6 million valuation allowance provided on certain interest deduction carryforwards suspended due to thin capitalization constraints in Italy and Germany, and a $5 million valuation allowance provided on the U.S. capital loss carryforward.
The net operating losses generally carry forward for an indefinite period. The interest deduction carryforwards in Italy and Germany do not expire. U.S. capital losses carry forward for five years. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates, where applicable, or in the case of the interest carryforwards, the availability of typically EBITDA limitations under thin capitalization constraints. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in tax laws or in estimates of future taxable income may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Balance at January 1	$1,690	$2,146	$2,273
Additions for acquired tax positions	—	73	—
Additions based on tax positions related to the current year	5	5	5
Lapse of statutes of limitations	(458)	(534)	(132)
Balance at December 31	$1,237	$1,690	$2,146
Included in the balance of unrecognized tax benefits above as of December 31, 2018, 2017 and 2016 are $1 million of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2018, 2017 and 2016 include approximately $1 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Attributable to the unrecognized tax benefits noted above, the Company had accumulated interest and penalties of less than $1 million at December 31, 2018, 2017 and 2016. During each of the years ended December 31, 2018, 2017 and 2016, an immaterial amount of interest and penalties were recorded through the income tax provision, prior to any reversals for lapses in the statutes of limitations.
During the twelve months beginning January 1, 2019, it is reasonably possible that we will reduce unrecognized tax benefits by substantially less than $1 million, most of which would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.
The company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various U.S. state and international jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or international income tax examinations by tax authorities for years before 2015. Adjustments from examinations, if any, are not expected to have a material effect on our consolidated financial statements.

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

The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Year Ended December 31, 2018
Revenue:
Third Party	$5,181,964	$5,221,754	$1,472,956	$—	$11,876,674
Intersegment	645	—	4,724	(5,369)	—
Total segment revenue	$5,182,609	$5,221,754	$1,477,680	$(5,369)	$11,876,674
Segment EBITDA	$660,153	$422,721	$168,525	$—	$1,251,399
Depreciation and amortization (1)	87,348	178,473	28,256	—	294,077
Year Ended December 31, 2017
Revenue:
Third Party	$4,798,901	$3,636,811	$1,301,197	$—	$9,736,909
Intersegment	750	—	4,319	(5,069)	—
Total segment revenue	$4,799,651	$3,636,811	$1,305,516	$(5,069)	$9,736,909
Segment EBITDA	$655,275	$319,156	$142,159	$—	$1,116,590
Depreciation and amortization (1)	86,303	120,805	23,095	—	230,203
Year Ended December 31, 2016
Revenue:
Third Party	$4,443,886	$2,920,470	$1,219,675	$—	$8,584,031
Intersegment	739	—	4,048	(4,787)	—
Total segment revenue	$4,444,625	$2,920,470	$1,223,723	$(4,787)	$8,584,031
Segment EBITDA	$589,945	$283,608	$131,427	$—	$1,004,980
Depreciation and amortization (1)	80,923	94,979	22,432	—	198,334
(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments, or divestitures, equity in losses and earnings of unconsolidated subsidiaries and impairment of goodwill. EBITDA, which is the basis for Segment EBITDA, is calculated as net income, less net income (loss) attributable to noncontrolling interest, excluding discontinued operations, depreciation, amortization, interest (which includes loss on debt extinguishment) and income tax expense.

The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$483,168	$530,228	$463,975
Less: net income (loss) attributable to noncontrolling interest	3,050	(3,516)	—
Net income attributable to LKQ stockholders	480,118	533,744	463,975
Subtract:
Net (loss) income from discontinued operations	(4,397)	(6,746)	7,852
Net income from continuing operations attributable to LKQ stockholders	484,515	540,490	456,123
Add:
Depreciation and amortization	274,213	219,546	191,433
Depreciation and amortization - cost of goods sold	19,864	10,657	6,901
Interest expense, net of interest income	144,536	100,620	87,682
Loss on debt extinguishment	1,350	456	26,650
Provision for income taxes	191,395	235,560	220,566
EBITDA	1,115,873	1,107,329	989,355
Subtract:
Equity in (losses) earnings of unconsolidated subsidiaries (1)	(64,471)	5,907	(592)
Fair value loss on Mekonomen derivative instrument (1)	(5,168)	—	—
Gains on foreign exchange contracts - acquisition related (2)	—	—	18,342
Gains on bargain purchases (3)	2,418	3,870	8,207
Add:
Restructuring and acquisition related expenses (4)	32,428	19,672	37,762
Inventory step-up adjustment - acquisition related	403	3,584	3,614
Impairment of goodwill (1)	33,244	—	—
Impairment of net assets held for sale	2,438	—	—
Change in fair value of contingent consideration liabilities	(208)	(4,218)	206
Segment EBITDA	$1,251,399	$1,116,590	$1,004,980

(1)	See Note 4, "Summary of Significant Accounting Policies," for further information.
(2) Reflects gains on foreign currency forwards used to fix the euro purchase price of Rhiag. See Note 2, "Business Combinations," for further information.

(3)	Reflects the gains on bargain purchases related to our acquisitions of wholesale businesses in Europe and Andrew Page. See Note 2, "Business Combinations," for further information.

(4)	See Note 6, "Restructuring and Acquisition Related Expenses," for further information.
The following table presents capital expenditures by reportable segment (in thousands):

	Year Ended December 31,
	2018	2017	2016
Capital Expenditures
North America	$129,391	$95,823	$91,618
Europe	99,885	71,494	77,689
Specialty	20,751	8,175	13,611
Discontinued operations	—	3,598	24,156
Total capital expenditures	$250,027	$179,090	$207,074

The following table presents assets by reportable segment (in thousands):

	December 31,
	2018	2017	2016
Receivables, net
North America	$411,818	$379,666	$351,681
Europe (1)	649,174	555,372	443,281
Specialty	93,091	92,068	65,587
Total receivables, net (2)	1,154,083	1,027,106	860,549
Inventories
North America	1,076,306	1,076,393	915,244
Europe (1)	1,410,264	964,068	718,729
Specialty	349,505	340,322	301,264
Total inventories	2,836,075	2,380,783	1,935,237
Property, Plant and Equipment, net
North America	570,508	537,286	505,925
Europe (1)	562,600	293,539	247,910
Specialty	87,054	82,264	57,741
Total property, plant and equipment, net	1,220,162	913,089	811,576
Equity Method Investments
North America	16,404	336	336
Europe (3)	162,765	208,068	183,131
Total equity method investments	179,169	208,404	183,467
Other unallocated assets	6,003,913	4,837,490	4,512,370
Total assets	$11,393,402	$9,366,872	$8,303,199
(1) The increase in assets for the Europe segment is primarily attributable to the Stahlgruber acquisition. Refer to Note 2, "Business Combinations,” for further detail on the opening balance sheet amounts.

(2)
Refer to "Recent Accounting Pronouncements" in Note 4, "Summary of Significant Accounting Policies," for the increase in total receivables, net compared to December 31, 2017 as a result of the adoption of ASC 606.

(3)	Refer to "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," for further information.
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
Our largest countries of operation are the U.S., followed by the U.K. and Germany. Our other European operations are located in the Netherlands, Italy, Czech Republic, Belgium, Poland, Slovakia, Austria, and other European countries. Our operations in other countries include operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.

The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue
United States	$6,192,636	$5,662,016	$5,226,918
United Kingdom	1,665,317	1,548,212	1,390,775
Germany	974,514	1,744	1,227
Other countries	3,044,207	2,524,937	1,965,111
Total revenue	$11,876,674	$9,736,909	$8,584,031

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	December 31,
	2018	2017	2016
Long-lived Assets
United States	$620,125	$583,236	$531,425
Germany	217,476	41	19
United Kingdom	165,145	178,021	159,689
Other countries	217,416	151,791	120,443
Total long-lived assets	$1,220,162	$913,089	$811,576

Note 17. Selected Quarterly Data (unaudited)
The following table presents unaudited selected quarterly financial data for the two years ended December 31, 2018. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended (1)
(In thousands, except per share data)	Dec. 31 (2) (3)	Sep. 30 (3)	Jun. 30	Mar. 31
2018
Revenue	$3,002,781	$3,122,378	$3,030,751	$2,720,764
Gross margin	1,161,809	1,197,198	1,161,879	1,053,971
Operating income (2)	164,146	234,733	256,794	226,568
Income from continuing operations (3)	42,456	134,480	157,866	152,763
Net loss from discontinued operations (4)	(4,397)	—	—	—
Net income	38,059	134,480	157,866	152,763
Net income (loss) attributable to noncontrolling interest	2,010	378	859	(197)
Net income attributable to LKQ stockholders	36,049	134,102	157,007	152,960

Basic earnings per share from continuing operations (6)	$0.13	$0.42	$0.51	$0.49
Diluted earnings per share from continuing operations (6)	$0.13	$0.42	$0.50	$0.49

	Quarter Ended
(In thousands, except per share data)	Dec. 31	Sep. 30	Jun. 30	Mar. 31
2017
Revenue	$2,469,855	$2,465,800	$2,458,411	$2,342,843
Gross margin	947,645	956,876	965,009	930,093
Operating income (5)	165,634	199,099	244,573	235,692
Income from continuing operations	122,870	122,381	150,914	140,809
Net loss from discontinued operations (4)	(2,215)	—	—	(4,531)
Net income	120,655	122,381	150,914	136,278
Net loss attributable to noncontrolling interest	(3,516)	—	—	—
Net income attributable to LKQ stockholders	124,171	122,381	150,914	136,278

Basic earnings per share from continuing operations (6)	$0.40	$0.40	$0.49	$0.46
Diluted earnings per share from continuing operations (6)	$0.39	$0.39	$0.49	$0.45

(1)	The 2018 amounts presented above include the results of operations of Stahlgruber, from its acquisition effective May 30, 2018.

(2)
Reflects a $33 million goodwill impairment charge on the Aviation reporting unit recorded in the fourth quarter of 2018. See "Intangible Assets" in Note 4, "Summary of Significant Accounting Policies," for further information.

(3)
Reflects impairment charges of $48 million and $23 million recorded in the fourth and third quarters of 2018, respectively, related to the Mekonomen equity investment. See "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," for further information.

(4)
In the first quarter of 2017, LKQ completed the sale of the glass manufacturing business of its PGW subsidiary and recorded a loss on sale of $4 million and an immaterial loss from discontinued operations, net of tax. During the fourth quarter of 2017, we recorded an additional loss on sale of $2 million. During the fourth quarter of 2018, we recorded a final tax expense adjustment of $4 million to the loss on sale of the glass manufacturing business of PGW. See Note 3, "Discontinued Operations" for further information regarding the disposal of the glass manufacturing business.

(5)
Certain amounts in the fourth quarter of 2017 have been recast to reflect the 2018 adoption of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See "Other Recently Adopted Accounting Pronouncements" within Note 4, "Summary of Significant Accounting Policies" for further information.

(6)
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

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$6,276,951	$5,766,958	$(167,235)	$11,876,674
Cost of goods sold	—	3,783,376	3,685,676	(167,235)	7,301,817
Gross margin	—	2,493,575	2,081,282	—	4,574,857
Selling, general and administrative expenses	27,394	1,713,118	1,612,219	—	3,352,731
Restructuring and acquisition related expenses	—	3,140	29,288	—	32,428
Impairment of goodwill	—	33,244	—	—	33,244
Depreciation and amortization	137	99,665	174,411	—	274,213
Operating (loss) income	(27,531)	644,408	265,364	—	882,241
Other expense (income):
Interest expense	66,794	640	78,943	—	146,377
Intercompany interest (income) expense, net	(65,072)	40,756	24,316	—	—
Loss on debt extinguishment	1,350	—	—	—	1,350
Gains on bargain purchases	—	—	(2,418)	—	(2,418)
Interest income and other (income) expense, net	(1,082)	(15,586)	10,169	—	(6,499)
Total other expense, net	1,990	25,810	111,010	—	138,810
(Loss) income before (benefit) provision for income taxes	(29,521)	618,598	154,354	—	743,431
(Benefit) provision for income taxes	(18,600)	163,937	46,058	—	191,395
Equity in earnings (losses) of unconsolidated subsidiaries	—	173	(64,644)	—	(64,471)
Equity in earnings of subsidiaries	495,436	16,598	—	(512,034)	—
Income from continuing operations	484,515	471,432	43,652	(512,034)	487,565
Net loss from discontinued operations	(4,397)	(4,397)	—	4,397	(4,397)
Net income	480,118	467,035	43,652	(507,637)	483,168
Less: net income attributable to noncontrolling interest	—	—	3,050	—	3,050
Net income attributable to LKQ stockholders	$480,118	$467,035	$40,602	$(507,637)	$480,118

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$5,780,904	$4,116,161	$(160,156)	$9,736,909
Cost of goods sold	—	3,458,304	2,639,138	(160,156)	5,937,286
Gross margin	—	2,322,600	1,477,023	—	3,799,623
Selling, general and administrative expenses	29,884	1,557,883	1,127,640	—	2,715,407
Restructuring and acquisition related expenses	—	7,352	12,320	—	19,672
Depreciation and amortization	118	96,717	122,711	—	219,546
Operating (loss) income	(30,002)	660,648	214,352	—	844,998
Other expense (income):
Interest expense	66,030	546	35,064	—	101,640
Intercompany interest (income) expense, net	(17,873)	(2,383)	20,256	—	—
Loss on debt extinguishment	456	—	—	—	456
Gains on bargain purchases	—	—	(3,870)	—	(3,870)
Interest income and other expense (income), net	242	(14,323)	(5,774)	—	(19,855)
Total other expense (income), net	48,855	(16,160)	45,676	—	78,371
(Loss) income from continuing operations before provision for income taxes	(78,857)	676,808	168,676	—	766,627
Provision for income taxes	28,684	168,288	38,588	—	235,560
Equity in earnings of unconsolidated subsidiaries	—	—	5,907	—	5,907
Equity in earnings of subsidiaries	648,031	21,836	—	(669,867)	—
Income from continuing operations	540,490	530,356	135,995	(669,867)	536,974
Net (loss) income from discontinued operations	(6,746)	(6,746)	2,050	4,696	(6,746)
Net income	533,744	523,610	138,045	(665,171)	530,228
Less: net loss attributable to noncontrolling interest	—	—	(3,516)	—	(3,516)
Net income attributable to LKQ stockholders	$533,744	$523,610	$141,561	$(665,171)	$533,744

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$5,467,430	$3,301,503	$(184,902)	$8,584,031
Cost of goods sold	—	3,313,503	2,103,727	(184,902)	5,232,328
Gross margin	—	2,153,927	1,197,776	—	3,351,703
Selling, general and administrative expenses	34,163	1,450,588	874,359	—	2,359,110
Restructuring and acquisition related expenses	—	21,162	16,600	—	37,762
Depreciation and amortization	132	94,165	97,136	—	191,433
Operating (loss) income	(34,295)	588,012	209,681	—	763,398
Other expense (income):
Interest expense	59,415	547	28,301	—	88,263
Intercompany interest (income) expense, net	(27,470)	17,124	10,346	—	—
Loss on debt extinguishment	2,894	—	23,756	—	26,650
Gains on foreign exchange contracts - acquisition related	(18,342)	—	—	—	(18,342)
Gains on bargain purchase	—	—	(8,207)	—	(8,207)
Interest income and other expense (income), net	470	(3,773)	1,056	—	(2,247)
Total other expense, net	16,967	13,898	55,252	—	86,117
(Loss) income from continuing operations before (benefit) provision for income taxes	(51,262)	574,114	154,429	—	677,281
(Benefit) provision for income taxes	(20,498)	213,794	27,270	—	220,566
Equity in (loss) earnings of unconsolidated subsidiaries	(795)	—	203	—	(592)
Equity in earnings of subsidiaries	487,682	22,314	—	(509,996)	—
Income from continuing operations	456,123	382,634	127,362	(509,996)	456,123
Net income from discontinued operations	7,852	7,852	3,285	(11,137)	7,852
Net income	$463,975	$390,486	$130,647	$(521,133)	$463,975

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$480,118	$467,035	$43,652	$(507,637)	$483,168
Less: net income attributable to noncontrolling interest	—	—	3,050	—	3,050
Net income attributable to LKQ stockholders	480,118	467,035	40,602	(507,637)	480,118

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(108,523)	(8,628)	(75,462)	84,090	(108,523)
Net change in unrealized gains/losses on cash flow hedges, net of tax	350	—	—	—	350
Net change in unrealized gains/losses on pension plans, net of tax	697	1,266	(569)	(697)	697
Net change in other comprehensive loss from unconsolidated subsidiaries	(2,343)	—	(2,343)	2,343	(2,343)
Other comprehensive loss	(109,819)	(7,362)	(78,374)	85,736	(109,819)

Comprehensive income (loss)	370,299	459,673	(34,722)	(421,901)	373,349
Less: comprehensive income attributable to noncontrolling interest	—	—	3,050	—	3,050
Comprehensive income (loss) attributable to LKQ stockholders	$370,299	$459,673	$(37,772)	$(421,901)	$370,299

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$533,744	$523,610	$138,045	$(665,171)	$530,228
Less: net loss attributable to noncontrolling interest	—	—	(3,516)	—	(3,516)
Net income attributable to LKQ stockholders	533,744	523,610	141,561	(665,171)	533,744

Other comprehensive income (loss):
Foreign currency translation, net of tax	200,596	16,743	206,049	(222,792)	200,596
Net change in unrealized gains/losses on cash flow hedges, net of tax	3,447	(133)	—	133	3,447
Net change in unrealized gains/losses on pension plans, net of tax	(6,035)	(3,254)	(2,781)	6,035	(6,035)
Net change in other comprehensive loss from unconsolidated subsidiaries	(1,309)	—	(1,309)	1,309	(1,309)
Other comprehensive income	196,699	13,356	201,959	(215,315)	196,699

Comprehensive income	730,443	536,966	340,004	(880,486)	726,927
Less: comprehensive loss attributable to noncontrolling interest	—	—	(3,516)	—	(3,516)
Comprehensive income attributable to LKQ stockholders	$730,443	$536,966	$343,520	$(880,486)	$730,443

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$463,975	$390,486	$130,647	$(521,133)	$463,975
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(175,639)	(48,914)	(177,911)	226,825	(175,639)
Net change in unrecognized gains/losses on cash flow hedges, net of tax	9,023	133	389	(522)	9,023
Net change in unrealized gains/losses on pension plans, net of tax	4,911	3,962	1,061	(5,023)	4,911
Total other comprehensive loss	(161,705)	(44,819)	(176,461)	221,280	(161,705)
Total comprehensive income (loss)	$302,270	$345,667	$(45,814)	$(299,853)	$302,270

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,633	$29,285	$276,843	$—	$331,761
Receivables, net	310	316,726	837,047	—	1,154,083
Intercompany receivables, net	6,978	—	12,880	(19,858)	—
Inventories	—	1,343,612	1,492,463	—	2,836,075
Prepaid expenses and other current assets	18,611	99,356	81,063	—	199,030
Total current assets	51,532	1,788,979	2,700,296	(19,858)	4,520,949
Property, plant and equipment, net	1,547	600,054	618,561	—	1,220,162
Intangible assets:
Goodwill	—	1,973,364	2,408,094	—	4,381,458
Other intangibles, net	260	272,451	656,041	—	928,752
Investment in subsidiaries	5,224,006	111,826	—	(5,335,832)	—
Intercompany notes receivable	1,220,582	10,515	—	(1,231,097)	—
Equity method investments	—	16,404	162,765	—	179,169
Other assets	70,283	40,548	52,081	—	162,912
Total assets	$6,568,210	$4,814,141	$6,597,838	$(6,586,787)	$11,393,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,454	$343,116	$596,828	$—	$942,398
Intercompany payables, net	—	12,880	6,978	(19,858)	—
Accrued expenses:
Accrued payroll-related liabilities	6,652	70,267	95,086	—	172,005
Other accrued expenses	5,454	105,672	177,299	—	288,425
Refund liability	—	50,899	53,686	—	104,585
Other current liabilities	283	17,860	42,966	—	61,109
Current portion of long-term obligations	8,459	2,932	110,435	—	121,826
Total current liabilities	23,302	603,626	1,083,278	(19,858)	1,690,348
Long-term obligations, excluding current portion	1,628,677	13,532	2,546,465	—	4,188,674
Intercompany notes payable	—	597,283	633,814	(1,231,097)	—
Deferred income taxes	8,045	135,355	168,034	—	311,434
Other noncurrent liabilities	125,888	99,147	139,159	—	364,194
Stockholders' equity:
Total Company stockholders’ equity	4,782,298	3,365,198	1,970,634	(5,335,832)	4,782,298
Noncontrolling interest	—	—	56,454	—	56,454
Total stockholders’ equity	4,782,298	3,365,198	2,027,088	(5,335,832)	4,838,752
Total liabilities and stockholders' equity	$6,568,210	$4,814,141	$6,597,838	$(6,586,787)	$11,393,402

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34,360	$35,131	$210,275	$—	$279,766
Receivables, net	—	290,958	736,148	—	1,027,106
Intercompany receivables, net	2,669	3,010	230	(5,909)	—
Inventories	—	1,334,766	1,046,017	—	2,380,783
Prepaid expenses and other current assets	34,136	44,849	55,494	—	134,479
Total current assets	71,165	1,708,714	2,048,164	(5,909)	3,822,134
Property, plant and equipment, net	910	563,262	348,917	—	913,089
Intangible assets:
Goodwill	—	2,010,209	1,526,302	—	3,536,511
Other intangibles, net	—	291,036	452,733	—	743,769
Investment in subsidiaries	5,952,687	102,931	—	(6,055,618)	—
Intercompany notes receivable	1,156,550	782,638	—	(1,939,188)	—
Equity method investments	—	336	208,068	—	208,404
Other assets	70,590	33,597	38,778	—	142,965
Total assets	$7,251,902	$5,492,723	$4,622,962	$(8,000,715)	$9,366,872
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,742	$340,951	$441,920	$—	$788,613
Intercompany payables, net	—	230	5,679	(5,909)	—
Accrued expenses:
Accrued payroll-related liabilities	9,448	65,811	68,165	—	143,424
Other accrued expenses	5,219	95,900	117,481	—	218,600
Other current liabilities	282	27,066	18,379	—	45,727
Current portion of long-term obligations	16,468	1,912	107,980	—	126,360
Total current liabilities	37,159	531,870	759,604	(5,909)	1,322,724
Long-term obligations, excluding current portion	2,095,826	7,372	1,174,422	—	3,277,620
Intercompany notes payable	750,000	677,708	511,480	(1,939,188)	—
Deferred income taxes	12,402	116,021	123,936	—	252,359
Other noncurrent liabilities	158,346	101,189	47,981	—	307,516
Stockholders' equity:
Total Company stockholders’ equity	4,198,169	4,058,563	1,997,055	(6,055,618)	4,198,169
Noncontrolling interest	—	—	8,484	—	8,484
Total stockholders’ equity	4,198,169	4,058,563	2,005,539	(6,055,618)	4,206,653
Total liabilities and stockholders' equity	$7,251,902	$5,492,723	$4,622,962	$(8,000,715)	$9,366,872

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantors (1)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$481,138	$277,595	$111,213	$(159,207)	$710,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(848)	(136,033)	(113,146)	—	(250,027)
Proceeds from disposals of property, plant and equipment	—	22,393	5,266	—	27,659
Investment and intercompany note activity with subsidiaries	(97,261)	—	—	97,261	—
Return of investment in subsidiaries	143,524	—	—	(143,524)	—
Acquisitions, net of cash and restricted cash acquired	—	(8,217)	(1,206,778)	—	(1,214,995)
Investments in unconsolidated subsidiaries	—	(12,216)	(48,084)	—	(60,300)
Receipts of deferred purchase price on receivables under factoring arrangements	—	317,091	36,991	(317,091)	36,991
Other investing activities, net	887	180	666	—	1,733
Net cash provided by (used in) investing activities	46,302	183,198	(1,325,085)	(363,354)	(1,458,939)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,303	—	—	—	5,303
Taxes paid related to net share settlements of stock-based compensation awards	(5,567)	—	—	—	(5,567)
Debt issuance costs	(5,434)	—	(15,694)	—	(21,128)
Proceeds from issuance of Euro Notes (2026/28)	—	—	1,232,100	—	1,232,100
Purchase of treasury stock	(60,000)	—	—	—	(60,000)
Borrowings under revolving credit facilities	765,632	—	901,693	—	1,667,325
Repayments under revolving credit facilities	(884,863)	—	(644,107)	—	(1,528,970)
Repayments under term loans	(354,800)	—	—	—	(354,800)
Borrowings under receivables securitization facility	—	—	10,120	—	10,120
Repayments under receivables securitization facility	—	—	(120)	—	(120)
Payment of assumed debt and notes issued from acquisitions	—	—	(54,888)	—	(54,888)
Repayments of other debt, net	(385)	(3,636)	(7,709)	—	(11,730)
Other financing activities, net	3,947	—	1,403	—	5,350
Investment and intercompany note activity with parent	—	(68,435)	165,696	(97,261)	—
Dividends	—	(392,883)	(226,939)	619,822	—
Net cash (used in) provided by financing activities	(536,167)	(464,954)	1,361,555	522,561	882,995
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1,685)	(75,626)	—	(77,311)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,727)	(5,846)	72,057	—	57,484
Cash, cash equivalents and restricted cash, beginning of period	34,360	35,131	210,275	—	279,766
Cash, cash equivalents and restricted cash, end of period	$25,633	$29,285	$282,332	$—	$337,250

(1) Restricted cash is only included in the condensed consolidating financial statements of the Non-Guarantors

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$243,011	$186,459	$95,617	$(6,187)	$518,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(648)	(87,102)	(91,340)	—	(179,090)
Proceeds from disposals of property, plant and equipment	—	6,490	2,217	—	8,707
Investment and intercompany note activity with subsidiaries	57,735	—	—	(57,735)	—
Acquisitions, net of cash acquired	—	(335,582)	(177,506)	—	(513,088)
Proceeds from disposals of business/investment	—	305,740	(4,443)	—	301,297
Investments in unconsolidated subsidiaries	—	(2,750)	(4,914)	—	(7,664)
Receipts of deferred purchase price on receivables under factoring arrangements (1)	—	294,925	—	(294,925)	—
Other investing activities, net	—	—	5,243	—	5,243
Net cash provided by (used in) investing activities	57,087	181,721	(270,743)	(352,660)	(384,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,470	—	—	—	7,470
Taxes paid related to net share settlements of stock-based compensation awards	(5,525)	—	—	—	(5,525)
Debt issuance costs	(4,267)	—	—	—	(4,267)
Borrowings under revolving credit facilities	558,000	—	281,171	—	839,171
Repayments under revolving credit facilities	(824,862)	—	(121,615)	—	(946,477)
Repayments under term loans	(27,884)	—	—	—	(27,884)
Borrowings under receivables securitization facility	—	—	11,245	—	11,245
Repayments under receivables securitization facility	—	—	(11,245)	—	(11,245)
(Repayments) borrowings of other debt, net	(1,700)	(1,318)	22,724	—	19,706
Other financing activities, net	—	(1,336)	6,575	—	5,239
Investment and intercompany note activity with parent	—	(65,498)	7,763	57,735	—
Dividends	—	(301,112)	—	301,112	—
Net cash (used in) provided by financing activities	(298,768)	(369,264)	196,618	358,847	(112,567)
Effect of exchange rate changes on cash and cash equivalents	—	706	22,806	—	23,512
Net increase (decrease) in cash and cash equivalents	1,330	(378)	44,298	—	45,250
Cash and cash equivalents of continuing operations, beginning of period	33,030	35,360	159,010	—	227,400
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	149	6,967	—	7,116
Cash and cash equivalents of continuing and discontinued operations, beginning of period	33,030	35,509	165,977	—	234,516
Cash and cash equivalents, end of period	$34,360	$35,131	$210,275	$—	$279,766

(1) Reflects the impact of adopting ASU 2016-15

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$308,299	$149,785	$99,894	$77,036	$635,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(36)	(120,761)	(86,277)	—	(207,074)
Proceeds from disposals of property, plant and equipment	3	1,953	1,554	—	3,510
Investment and intercompany note activity with subsidiaries	(1,720,732)	—	—	1,720,732	—
Acquisitions, net of cash acquired	—	(685,278)	(664,061)	—	(1,349,339)
Proceeds from disposal of business/investment	—	—	10,304	—	10,304
Investments in unconsolidated subsidiaries	—	(4,400)	(181,271)	—	(185,671)
Receipts of deferred purchase price on receivables under factoring arrangements (1)	—	389,533	—	(389,533)	—
Proceeds from foreign exchange contracts	18,342	—	—	—	18,342
Net cash used in investing activities	(1,702,423)	(418,953)	(919,751)	1,331,199	(1,709,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,963	—	—	—	7,963
Taxes paid related to net share settlements of stock-based compensation awards	(4,438)	—	—	—	(4,438)
Debt issuance costs	(7,104)	—	(9,450)	—	(16,554)
Proceeds from issuance of Euro Notes (2024)	—	—	563,450	—	563,450
Borrowings under revolving credit facilities	1,744,408	—	892,188	—	2,636,596
Repayments under revolving credit facilities	(654,000)	—	(1,094,664)	—	(1,748,664)
Borrowings under term loans	332,954	—	249,161	—	582,115
Repayments under term loans	(10,898)	—	(244,894)	—	(255,792)
Borrowings under receivables securitization facility	—	—	106,400	—	106,400
Repayments under receivables securitization facility	—	—	(69,400)	—	(69,400)
Borrowings (repayments) of other debt, net	653	(2,935)	(28,874)	—	(31,156)
Payments of Rhiag debt and related payments	—	—	(543,347)	—	(543,347)
Other financing activities, net	—	(1,436)	—	—	(1,436)
Investment and intercompany note activity with parent	—	608,270	1,112,462	(1,720,732)	—
Dividends	—	(312,497)	—	312,497	—
Net cash provided by financing activities	1,409,538	291,402	933,032	(1,408,235)	1,225,737
Effect of exchange rate changes on cash and cash equivalents	—	(157)	(3,547)	—	(3,704)
Net increase in cash and cash equivalents	15,414	22,077	109,628	—	147,119
Cash and cash equivalents of continuing operations, beginning of period	17,616	13,432	56,349	—	87,397
Cash and cash equivalents of continuing and discontinued operations, end of period	33,030	35,509	165,977	—	234,516
Less: Cash and cash equivalents of discontinued operations, end of period	—	(149)	(6,967)	—	(7,116)
Cash and cash equivalents, end of period	$33,030	$35,360	$159,010	$—	$227,400

(1) Reflects the impact of adopting ASU 2016-15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated March 1, 2019
Management of LKQ Corporation and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
We have excluded from our assessment the internal control over financial reporting at Stahlgruber, which was acquired during 2018. The financial statements of Stahlgruber constitute 32% and 17% of net and total assets, respectively, 9% of revenue, and 6% of net income attributable to LKQ stockholders of the consolidated financial statement amounts as of and for the year ended December 31, 2018.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on this assessment, management determined that, as of December 31, 2018, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and stockholders of LKQ Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.
As described in the Report of Management on Internal Control over Financial Reporting dated March 1, 2019, management excluded from its assessment the internal control over financial reporting at Stahlgruber GmbH. The financial statements of Stahlgruber GmbH constitute 32% and 17% of net and total assets, respectively, 9% of revenue, and 6% of net income attributable to LKQ stockholders of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Stahlgruber GmbH.
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
March 1, 2019

ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2019 (the "Proxy Statement") is incorporated herein by reference.
Executive Officers
Our executive officers, their ages at December 31, 2018, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Dominick Zarcone	60	President, Chief Executive Officer and Director
Varun Laroyia	47	Executive Vice President and Chief Financial Officer
John S. Quinn	60	Chief Executive Officer and Managing Director, LKQ Europe
Victor M. Casini	56	Senior Vice President, General Counsel and Corporate Secretary
Walter P. Hanley	52	Senior Vice President - Development
Justin L. Jude	42	Senior Vice President of Operations - Wholesale Parts Division
Ashley T. Brooks	55	Senior Vice President and Chief Information Officer
Matthew J. McKay	41	Senior Vice President - Human Resources
Michael S. Clark	44	Vice President - Finance and Controller
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
John S. Quinn became our Chief Executive Officer and Managing Director, LKQ Europe in February 2015. Prior to that he was our Executive Vice President and Chief Financial Officer from November 2009. Prior to joining our Company, he was the Senior Vice President, Chief Financial Officer and Treasurer of Casella Waste Systems, Inc., a company in the solid waste management services industry, from January 2009. From January 2001 to January 2009 he held various positions of increasing responsibility with Allied Waste Industries, Inc., a company also in the solid waste management services industry, including Senior Vice President of Finance from January 2005 to January 2009, Controller and Chief Accounting Officer from November 2006 to September 2007 and Vice President Financial Analysis and Planning from January 2003 to January 2005. From August 1987 to January 2001, he held various positions with Waste Management Inc.'s foreign subsidiaries, and Waste Management

International, plc. in Canada and the United Kingdom. Prior to working for Waste Management, he worked for Ford Glass Ltd., a subsidiary of Ford Motor Company. In January 2017, he was elected to the Board of Directors of Mekonomen Group, an automotive spare parts chain in the Nordic region, of which we are a 26.6% owner.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information appearing under the caption "Other Information—Principal Stockholders" in the Proxy Statement is incorporated herein by reference.
The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2018:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Stock options	1,051,494	$10.15
Restricted stock units	1,475,682	$—
Total equity compensation plans approved by stockholders	2,527,176		11,271,832
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,527,176		11,271,832
See Note 7, "Stock-Based Compensation," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the equity incentive plans listed above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the captions "Other Information—Certain Transactions," "Election of our Board of Directors" and "Corporate Governance—Director Independence" in the Proxy Statement is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts and Reserves
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Acquisitions and Other	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2018	$57,609	$13,970	$(15,945)	$1,573	$57,207
Year ended December 31, 2017	45,608	15,387	(13,012)	9,626	57,609
Year ended December 31, 2016	24,583	13,280	(21,829)	29,574	45,608

ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES: (1)
Year ended December 31, 2017	38,345	1,885,517	(1,884,250)	2,713	42,325
Year ended December 31, 2016	32,774	1,670,911	(1,673,040)	7,700	38,345

(1)
Subsequent to our adoption of ASC 606 in 2018, we present a refund liability and a returns asset within the Consolidated Balance Sheet, whereas in periods prior to adoption, we presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. See Note 4, "Summary of Significant Accounting Policies," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our adoption of ASC 606.

(a)(3) Exhibits
The exhibits to this Annual Report on Form 10-K are listed in Item 15(b) of this Annual Report on Form 10-K. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.2	Amendment to LKQ Corporation 401(k) Plus Plan.
10.3	Trust for LKQ Corporation 401(k) Plus Plan.
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019.
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.6	Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan.
10.7	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.8	Form of LKQ Corporation Restricted Stock Unit Agreement.
10.9	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement.
10.10	LKQ Corporation Amended and Restated Stock Option and Compensation Plan for Non-Employee Directors, as amended.
10.11	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.12	LKQ Corporation Management Incentive Plan.
10.13	Form of LKQ Corporation Executive Officer Management Incentive Plan Award Memorandum.
10.14	Amended and Restated LKQ Corporation Long Term Incentive Plan.
10.15	Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum.
10.16	Change of Control Agreement between LKQ Corporation and John S. Quinn dated as of July 24, 2014.
10.17	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014.
10.18	Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014.
10.19	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014.
10.20	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015.
10.21	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015.
10.22	Change of Control Agreement between LKQ Corporation and Ashley T. Brooks dated as of May 2, 2016.
10.23	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016.
10.24	Change of Control Agreement between LKQ Corporation and Varun Laroyia dated as of October 1, 2017.
10.25	LKQ Severance Policy for Key Executives.
10.32	Offer Letter to John S. Quinn dated February 12, 2015, as amended.
10.33	Services Agreement dated as of February 26, 2015 between LKQ Corporation and John S. Quinn.
10.34	Offer Letter to Dominick P. Zarcone dated February 12, 2015.
10.35	Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone.
10.37	Employee Transition Agreement dated as of May 31, 2017 between LKQ Corporation and Robert L. Wagman.
10.38	Offer letter to Varun Laroyia dated September 5, 2017.
10.39	Service Agreement between Euro Car Parts Limited and Sukhpal Singh Ahluwalia dated as of September 7, 2017.
10.40	Settlement Agreement among Euro Car Parts Limited, LKQ Corporation and Sukhpal Singh Ahluwalia dated as of January 2, 2019.
(b) Exhibits

3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
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

4.4
Amendment No. 2 dated as of December 1, 2017 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent. (incorporated herein by reference to Exhibit 4.4 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

4.5
Amendment No. 3 dated as of November 20, 2018 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent.

4.6
Indenture dated as of May 9, 2013 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on May 10, 2013).

4.7
Supplemental Indenture dated as of May 8, 2014 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 10-Q filed with the SEC on August 1, 2014).

4.8
Supplemental Indenture dated as of September 9, 2016 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.11 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).

4.9
Supplemental Indenture dated as of July 20, 2017 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

4.10
Supplemental Indenture dated as of November 29, 2017 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

4.11
Supplemental Indenture dated as of April 6, 2018 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on May 7, 2018).

4.12
Supplemental Indenture dated as of July 12, 2018 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.4 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).

4.13
Indenture dated as of April 14, 2016 among LKQ Italia Bondco S.p.A., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the Trustee, and the Paying Agent, Transfer Agent and Registrar (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on April 18, 2016).

4.14
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

4.16
Supplemental Indenture dated as of June 13, 2016 among Rhiag-Inter Auto Parts Italia S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).

4.17
Supplemental Indenture dated as of June 13, 2016 among Bertolotti S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.5 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).

4.18
Supplemental Indenture dated as of September 9, 2016 among LKQ Corporation, LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).

4.19
Supplemental Indenture dated as of July 24, 2017 among LKQ Corporation, LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.16 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

4.20
Supplemental Indenture dated as of November 29, 2017 among LKQ Corporation, LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

4.21
Supplemental Indenture dated as of April 27, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).

4.22
Supplemental Indenture dated as of July 16, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).

4.23
Indenture dated as of April 9, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the trustee, paying agent, transfer agent, and registrar (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on April 12, 2018).

4.24
Supplemental Indenture dated as of July 16, 2018 among LKQ European Holdings B.V., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.6 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).

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

10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019.
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
10.6
Form of LKQ Corporation Award Agreement for options granted under the 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed with the SEC on January 11, 2005).

10.7	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.8	Form of LKQ Corporation Restricted Stock Unit Agreement.
10.9
Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.9 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

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

10.17
Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).

10.18
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

10.21
Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.32 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).

10.22
Change of Control Agreement between LKQ Corporation and Ashley T. Brooks dated as of May 2, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).

10.23
Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016 (incorporated herein by reference to Exhibit 10.34 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).

10.24
Change of Control Agreement between LKQ Corporation and Varun Laroyia dated as of October 1, 2017 (incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

10.25	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.26
Receivables Sale Agreement dated as of September 28, 2012 among Keystone Automotive Industries, Inc., as an Originator, Greenleaf Auto Recyclers, LLC, as an Originator, and LKQ Receivables Finance Company, LLC, as Buyer (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).

10.27
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

10.28
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

10.29
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

10.31
Amendment No. 3 to Receivables Purchase Agreement dated as of December 20, 2018 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, the Conduits, the Purchasers, the Managing Agents and MUFG Bank, as Administrative Agent.

10.32	Offer Letter to John S. Quinn dated February 12, 2015, as amended (incorporated herein by reference to Exhibit 10.41 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).
10.33
Services Agreement dated as of February 26, 2015 between LKQ Corporation and John S. Quinn (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).

10.34	Offer Letter to Dominick P. Zarcone dated February 12, 2015 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).
10.35
Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on June 5, 2017).

10.36
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

10.37
Employee Transition Agreement dated as of May 31, 2017 between LKQ Corporation and Robert L. Wagman (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on June 5, 2017).

10.38	Offer letter to Varun Laroyia dated September 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on September 6, 2017).
10.39
Service Agreement between Euro Car Parts Limited and Sukhpal Singh Ahluwalia dated as of September 7, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on September 13, 2017).

10.40	Settlement Agreement among Euro Car Parts Limited, LKQ Corporation and Sukhpal Singh Ahluwalia dated as of January 2, 2019.
10.41
Sale and Purchase Agreement dated as of December 20, 2017 among the Company, LKQ German Holdings GmbH, an indirect wholly-owned subsidiary of the Company, and Stahlgruber Otto Gruber AG, the owners of Stahlgruber GmbH, a company incorporated in Germany (incorporated herein by reference to Exhibit 10.42 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

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

ITEM 16.     FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

LKQ CORPORATION

By:	/s/ DOMINICK ZARCONE
Dominick Zarcone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2019.

Signature	Title
Principal Executive Officer:
/s/ DOMINICK ZARCONE	President and Chief Executive Officer
Dominick Zarcone
Principal Financial Officer:
/s/ VARUN LAROYIA	Executive Vice President and Chief Financial Officer
Varun Laroyia
Principal Accounting Officer:
/s/ MICHAEL S. CLARK	Vice President—Finance and Controller
Michael S. Clark
A Majority of the Directors:
/s/ A. CLINTON ALLEN	Director
A. Clinton Allen
/s/ MEG ANN DIVITTO	Director
Meg Ann Divitto
/s/ ROBERT M. HANSER	Director
Robert M. Hanser
/s/ JOSEPH M. HOLSTEN	Director
Joseph M. Holsten
/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie
/s/ JOHN W. MENDEL	Director
John W. Mendel
/s/ JODY G. MILLER	Director
Jody G. Miller
/s/ JOHN F. O'BRIEN	Director
John F. O'Brien
/s/ GUHAN SUBRAMANIAN	Director
Guhan Subramanian
/s/ WILLIAM M. WEBSTER, IV	Director
William M. Webster, IV
/s/ DOMINICK ZARCONE	Director
Dominick Zarcone