Form 10-Q
period 2019-03-31
LKQ CORP
filed 2019-05-02
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 000-50404
____________________________
LKQ CORPORATION
(Exact name of registrant as specified in its charter)
____________________________

DELAWARE	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 WEST MADISON STREET, SUITE 2800, CHICAGO, IL	60661
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 621-1950

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	LKQ	NASDAQ Global Select Market
________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At April 22, 2019, the registrant had outstanding an aggregate of 313,994,156 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$3,100,303	$2,720,764
Cost of goods sold	1,892,039	1,666,793
Gross margin	1,208,264	1,053,971
Selling, general and administrative expenses	896,532	766,891
Restructuring and acquisition related expenses	3,307	4,054
Impairment of net assets held for sale	15,023	—
Depreciation and amortization	71,002	56,458
Operating income	222,400	226,568
Other expense (income):
Interest expense, net of interest income	36,089	28,515
Other income, net	(3,851)	(2,882)
Total other expense, net	32,238	25,633
Income before provision for income taxes	190,162	200,935
Provision for income taxes	51,550	49,584
Equity in (losses) earnings of unconsolidated subsidiaries	(39,549)	1,412
Net income	99,063	152,763
Less: net income (loss) attributable to noncontrolling interest	1,015	(197)
Net income attributable to LKQ stockholders	$98,048	$152,960

Basic earnings per share: (1)
Net income	$0.31	$0.49
Less: net income (loss) attributable to noncontrolling interest	0.00	(0.00)
Net income attributable to LKQ stockholders	$0.31	$0.49

Diluted earnings per share: (1)
Net income	$0.31	$0.49
Less: net income (loss) attributable to noncontrolling interest	0.00	(0.00)
Net income attributable to LKQ stockholders	$0.31	$0.49
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$99,063	$152,763
Less: net income (loss) attributable to noncontrolling interest	1,015	(197)
Net income attributable to LKQ stockholders	98,048	152,960

Other comprehensive income (loss):
Foreign currency translation, net of tax	(9,895)	48,485
Net change in unrealized gains/losses on cash flow hedges, net of tax	(2,737)	3,254
Net change in unrealized gains/losses on pension plans, net of tax	191	(621)
Net change in other comprehensive loss from unconsolidated subsidiaries	(3,463)	(605)
Other comprehensive (loss) income	(15,904)	50,513

Comprehensive income	83,159	203,276
Less: comprehensive income (loss) attributable to noncontrolling interest	1,015	(197)
Comprehensive income attributable to LKQ stockholders	$82,144	$203,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$316,066	$331,761
Receivables, net	1,353,491	1,154,083
Inventories	2,692,006	2,836,075
Prepaid expenses and other current assets	283,207	199,030
Total current assets	4,644,770	4,520,949
Property, plant and equipment, net	1,206,342	1,220,162
Operating lease assets, net	1,279,576	—
Intangible assets:
Goodwill	4,354,306	4,381,458
Other intangibles, net	889,609	928,752
Equity method investments	134,234	179,169
Other assets	157,073	162,912
Total assets	$12,665,910	$11,393,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$952,688	$942,398
Accrued expenses:
Accrued payroll-related liabilities	143,026	172,005
Other accrued expenses	317,826	288,425
Refund liability	105,435	104,585
Other current liabilities	100,058	61,109
Current portion of operating lease liabilities	216,172	—
Current portion of long-term obligations	136,283	121,826
Total current liabilities	1,971,488	1,690,348
Long-term operating lease liabilities, excluding current portion	1,109,814	—
Long-term obligations, excluding current portion	4,092,766	4,188,674
Deferred income taxes	305,770	311,434
Other noncurrent liabilities	329,298	364,194
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 318,888,569 shares issued and 313,973,538 shares outstanding at March 31, 2019; 318,417,821 shares issued and 316,146,114 shares outstanding at December 31, 2018	3,189	3,184
Additional paid-in capital	1,420,685	1,415,188
Retained earnings	3,696,924	3,598,876
Accumulated other comprehensive loss	(190,854)	(174,950)
Treasury stock, at cost; 4,915,031 shares at March 31, 2019 and 2,271,707 shares at December 31, 2018	(130,462)	(60,000)
Total Company stockholders' equity	4,799,482	4,782,298
Noncontrolling interest	57,292	56,454
Total stockholders' equity	4,856,774	4,838,752
Total liabilities and stockholders’ equity	$12,665,910	$11,393,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,063	$152,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,207	61,066
Impairment of Mekonomen equity method investment	39,551	—
Impairment of net assets held for sale	15,023	—
Stock-based compensation expense	5,673	5,982
Other	(310)	(3,134)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(205,029)	(130,520)
Inventories	71,811	5,016
Prepaid income taxes/income taxes payable	42,917	37,362
Accounts payable	23,291	23,924
Other operating assets and liabilities	9,028	(7,296)
Net cash provided by operating activities	177,225	145,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(53,016)	(62,189)
Acquisitions, net of cash acquired	(4,785)	(2,966)
Other investing activities, net	17	534
Net cash used in investing activities	(57,784)	(64,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,334	2,255
Taxes paid related to net share settlements of stock-based compensation awards	(1,505)	(3,292)
Purchase of treasury stock	(70,462)	—
Borrowings under revolving credit facilities	284,641	201,669
Repayments under revolving credit facilities	(312,339)	(321,525)
Repayments under term loans	(2,188)	(4,405)
Borrowings under receivables securitization facility	6,600	—
Repayments under receivables securitization facility	(36,910)	—
(Repayments) borrowings of other debt, net	(625)	4,409
Other financing activities, net	(1,277)	3,383
Net cash used in financing activities	(132,731)	(117,506)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,513)	2,877
Net decrease in cash, cash equivalents and restricted cash	(15,803)	(34,087)
Cash, cash equivalents and restricted cash, beginning of period	337,250	279,766
Cash, cash equivalents and restricted cash, end of period	$321,447	$245,679

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$316,066	$245,679
Restricted cash included in Other assets	5,381	—
Cash, cash equivalents and restricted cash, end of period	$321,447	$245,679

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$11,775	$15,464
Interest	14,462	13,975
Supplemental disclosure of noncash investing and financing activities:
Noncash property, plant and equipment additions	9,054	4,199
Other financing obligations, including debt assumed in connection with business acquisitions	8,424	—
Contingent consideration liabilities	—	34

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	318,418	$3,184	(2,272)	$(60,000)	$1,415,188	$3,598,876	$(174,950)	$56,454	$4,838,752
Net income	—	—	—	—	—	98,048	—	1,015	99,063
Other comprehensive loss	—	—	—	—	—	—	(15,904)	—	(15,904)
Purchase of treasury stock	—	—	(2,643)	(70,462)	—	—	—	—	(70,462)
Vesting of restricted stock units, net of shares withheld for employee tax	303	3	—	—	(1,080)	—	—	—	(1,077)
Stock-based compensation expense	—	—	—	—	5,673	—	—	—	5,673
Exercise of stock options	183	2	—	—	1,332	—	—	—	1,334
Tax withholdings related to net share settlements of stock-based compensation awards	(15)	—	—	—	(428)	—	—	—	(428)
Dividends declared to noncontrolling interest shareholder	—	—	—	—	—	—	—	(177)	(177)
BALANCE, March 31, 2019	318,889	$3,189	(4,915)	$(130,462)	$1,420,685	$3,696,924	$(190,854)	$57,292	$4,856,774

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders’ Equity (In thousands)

	LKQ Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, January 1, 2018	309,127	$3,091	$1,141,451	$3,124,103	$(70,476)	$8,484	$4,206,653
Net income	—	—	—	152,960	—	(197)	152,763
Other comprehensive income	—	—	—	—	50,513	—	50,513
Vesting of restricted stock units, net of shares withheld for employee tax	300	3	(2,399)	—	—	—	(2,396)
Stock-based compensation expense	—	—	5,982	—	—	—	5,982
Exercise of stock options	226	2	2,253	—	—	—	2,255
Shares withheld for net share settlement of stock option awards	(22)	—	(896)	—	—	—	(896)
Adoption of ASU 2018-02 (see Note 8)	—	—	—	(5,345)	5,345	—	—
Capital contributions from noncontrolling interest shareholder	—	—	—	—	—	4,107	4,107
BALANCE, March 31, 2018	309,631	$3,096	$1,146,391	$3,271,718	$(14,618)	$12,394	$4,418,981

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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
Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019 ("2018 Form 10-K").

Note 2. Business Combinations
During the three months ended March 31, 2019, we completed two acquisitions of wholesale businesses in Europe. These acquisitions were not material to our results of operations or financial position as of and for the three months ended March 31, 2019. Total acquisition date fair value of the consideration for these acquisitions was $7 million, of which $5 million was cash paid (net of cash acquired). In addition, we assumed $7 million of existing debt as of the acquisition dates.
On May 30, 2018, we acquired Stahlgruber GmbH ("Stahlgruber"), a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia, with further sales to Switzerland. Total acquisition date fair value of the consideration for our Stahlgruber acquisition was €1.2 billion ($1.4 billion), composed of €1.0 billion ($1.1 billion) of cash paid (net of cash acquired), and €215 million ($251 million) of newly issued shares of LKQ common stock. We financed the acquisition with the proceeds from €1.0 billion ($1.2 billion) of senior notes, the direct issuance to Stahlgruber's owner of 8,055,569 newly issued shares of LKQ common stock, and borrowings under our existing revolving credit facility. We recorded $913 million ($908 million in 2018 and $5 million of adjustments in the three months ended March 31, 2019) of goodwill related to our acquisition of Stahlgruber.
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
In addition to our acquisition of Stahlgruber, during the year ended December 31, 2018, we completed acquisitions of four wholesale businesses in North America and nine wholesale businesses in Europe. Total acquisition date fair value of the consideration for these acquisitions was $99 million, composed of $85 million of cash paid (net of cash and restricted cash acquired), $11 million of notes payable, and $3 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $5 million). During the year ended December 31, 2018, we recorded $68 million of goodwill related to these acquisitions.
Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the three months ended March 31, 2019 and the last nine months of the year ended December 31, 2018 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.

During the first quarter of 2019, the measurement period adjustments recorded for acquisitions completed in prior periods were not material. The income statement effect of these measurement period adjustments that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial.
The purchase price allocations for the acquisitions completed during the year ended December 31, 2018 are as follows (in thousands):

	Year Ended
	December 31, 2018
	Stahlgruber	Other Acquisitions (1)	Total
Receivables	$144,826	$19,171	$163,997
Receivable reserves	(2,818)	(918)	(3,736)
Inventories	380,238	14,021	394,259
Prepaid expenses and other current assets	10,970	1,851	12,821
Property, plant and equipment	271,292	5,711	277,003
Goodwill	908,253	64,637	972,890
Other intangibles	285,255	35,159	320,414
Other assets	16,625	37	16,662
Deferred income taxes	(78,130)	(5,285)	(83,415)
Current liabilities assumed	(346,788)	(20,116)	(366,904)
Debt assumed	(79,925)	(4,875)	(84,800)
Other noncurrent liabilities assumed (2)	(80,824)	(10,306)	(91,130)
Noncontrolling interest	(44,110)	—	(44,110)
Contingent consideration liabilities	—	(3,107)	(3,107)
Other purchase price obligations	(6,084)	3,623	(2,461)
Stock issued	(251,334)	—	(251,334)
Notes issued	—	(11,347)	(11,347)
Gains on bargain purchases (3)	—	(2,418)	(2,418)
Settlement of other purchase price obligations (non-interest bearing)	—	1,711	1,711
Cash used in acquisitions, net of cash and restricted cash acquired	$1,127,446	$87,549	$1,214,995

(1)
The amounts recorded during the year ended December 31, 2018 include a $5 million adjustment to increase other intangibles related to our acquisition of Warn Industries, Inc. ("Warn") in 2017 and $4 million of adjustments to reduce other purchase price obligations related to other 2017 acquisitions.

(2)	The amount recorded for our acquisition of Stahlgruber includes a $79 million liability for certain pension obligations.

(3)
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

The fair value of our intangible assets is based on a number of inputs, including projections of future cash flows, discount rates, assumed royalty rates and customer attrition rates, all of which are Level 3 inputs. We used the relief-from-royalty method to value trade names, trademarks, software and other technology assets, and we used the multi-period excess earnings method to value customer relationships. The relief-from-royalty method assumes that the intangible asset has value to the extent that its owner is relieved of the obligation to pay royalties for the benefits received from the intangible asset. The multi-period excess earnings method is based on the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The fair value of our property, plant and equipment is determined using inputs such as market comparables and current replacement or reproduction costs of the asset, adjusted for physical, functional and economic factors; these adjustments to arrive at fair value use unobservable inputs in which little or no market data exists, and therefore, these inputs are considered to be Level 3 inputs. See Note 11, "Fair Value Measurements" for further information regarding the tiers in the fair value hierarchy.

The acquisition of Stahlgruber expanded LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, the acquisition of Stahlgruber allows for continued improvement in procurement, logistics and infrastructure optimization. The primary objectives of our other acquisitions made during the three months ended March 31, 2019 and the year ended December 31, 2018 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths.
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
The following pro forma summary presents the effect of the businesses acquired during the three months ended March 31, 2019 as though the businesses had been acquired as of January 1, 2018, and the businesses acquired during the year ended December 31, 2018 as though they had been acquired as of January 1, 2017. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Revenue, as reported	$3,100,303	$2,720,764
Revenue of purchased businesses for the period prior to acquisition:
Stahlgruber	—	489,534
Other acquisitions	5,980	43,005
Pro forma revenue	$3,106,283	$3,253,303

Net income, as reported	$99,063	$152,763
Net income of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Stahlgruber	3,074	1,273
Other acquisitions	330	334
Acquisition related expenses, net of tax (1)	224	1,526
Pro forma net income	102,691	155,896
Less: Net income (loss) attributable to noncontrolling interest, as reported	1,015	(197)
Less: Pro forma net income attributable to noncontrolling interest	—	528
Pro forma net income attributable to LKQ stockholders	$101,676	$155,565

(1)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.
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

Note 3. Financial Statement Information
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts, which was approximately $55 million and $57 million at March 31, 2019 and December 31, 2018, respectively.

Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Aftermarket and refurbished products	$2,229,681	$2,309,458
Salvage and remanufactured products	437,463	503,199
Manufactured products	24,862	23,418
Total inventories (1)	$2,692,006	$2,836,075

(1)	During the first quarter of 2019, $62 million of inventory was classified as held for sale. Refer to the "Net Assets Held for Sale" section for further information.
Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of March 31, 2019, manufactured products inventory was composed of $17 million of raw materials, $2 million of work in process, and $6 million of finished goods. As of December 31, 2018, manufactured products inventory was composed of $17 million of raw materials, $2 million of work in process, and $4 million of finished goods.
Net Assets Held for Sale
During the first quarter of 2019, we committed to plans to sell certain businesses in our North America and Europe segments. As a result, these businesses were classified as net assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value, resulting in total impairment charges of $15 million, which were recorded within Impairment of net assets held for sale in the Unaudited Condensed Consolidated Statement of Income. As of March 31, 2019, there were $88 million of assets held for sale, including $5 million of goodwill that was reclassified as held for sale related to our Europe segment, and $8 million of liabilities held for sale, which are recorded within Prepaid expenses and other current assets and Other current liabilities, respectively, on the Unaudited Condensed Consolidated Balance Sheet. We expect these businesses to be disposed of during the next twelve months. The businesses do not meet the requirements to be considered discontinued operations. These businesses generated annualized revenue of approximately $170 million during the twelve-month period ended March 31, 2019.
We are required to record net assets of our held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values were based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for our discounted cash flow analysis of the businesses were based on projecting revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, factors included projected market multiples and any legitimate offers. Due to the uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in the Company's historical analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-recurring basis as of March 31, 2019.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $134 million and $179 million as of March 31, 2019 and December 31, 2018, respectively. On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen") for an aggregate purchase price of $181 million. In October 2018, we acquired an additional $48 million of equity in Mekonomen at a discounted share price as part of its rights issue, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of March 31, 2019, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $5 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag. We recorded an equity loss of $40 million during the three months ended March 31, 2019, compared to equity in earnings of $2 million during the three months ended March 31, 2018 related to our investment in Mekonomen, including adjustments to convert the results to GAAP and to recognize the impact of our purchase accounting adjustments and the other-than-temporary impairment (three months ended March 31, 2019 only) described below. In May 2018, we received a cash dividend of $8 million (SEK 67 million) related to our investment in Mekonomen. Mekonomen announced in February 2019 that the Mekonomen Board of Directors has proposed no dividend payment in 2019.
We evaluated our investment in Mekonomen for other-than-temporary impairment as of March 31, 2019, and concluded the decline in fair value was other-than-temporary due to a significant stock price decrease since December 31,

2018, the last date at which we recognized an other-than-temporary impairment charge related to our investment. Therefore, we recognized an other-than-temporary impairment of $40 million, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share price of SEK 65 as of March 31, 2019. The impairment charge is recorded in Equity in (losses) earnings of unconsolidated subsidiaries on our Unaudited Condensed Consolidated Statements of Income. Equity in losses and earnings from our investment in Mekonomen are reported in the Europe segment. As a result of the impairment charge, the Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at March 31, 2019 approximated the carrying value of $110 million.
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
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2018	$23,262
Warranty expense	14,202
Warranty claims	(12,499)
Balance as of March 31, 2019	$24,965
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
Treasury Stock
On October 25, 2018, our Board of Directors authorized a stock repurchase program under which we may purchase up to $500 million of our common stock from time to time through October 25, 2021. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases. During the three months ended March 31, 2019, we repurchased 2.6 million shares of common stock for an aggregate price of $70 million. During 2018, we repurchased 2.3 million shares of common stock for an aggregate price of $60 million. As of March 31, 2019, there is $370 million of remaining capacity under our repurchase program. Repurchased shares are accounted for as treasury stock using the cost method.
Recent Accounting Pronouncements
Adoption of New Lease Standard
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-02, "Leases" ("ASU 2016-02"), which represents the FASB Accounting Standard Codification Topic 842 ("ASC 842"), to increase transparency and comparability by recognizing lease assets and lease liabilities on the Unaudited Condensed Consolidated Balance Sheets and disclosing key information about leasing arrangements. The main difference between the prior standard and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the prior standard.
We adopted the standard in the first quarter of 2019 using the modified retrospective approach and took advantage of the transition package of practical expedients permitted within the new standard, which, among other things, allows us to carryforward the historical lease classification. For leases with a term of 12 months or less, we elected the short-term lease exemption, which allowed us to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future. Additionally, we adopted the practical expedient to combine lease and non-lease components.

As of January 1, 2019, we recorded both an operating lease asset and operating lease liability of $1.3 billion. The preexisting deferred rent liability balances from the historical straight-line treatment of operating leases was reclassified as a reduction of the lease asset upon adoption. The adoption of the standard did not materially affect our Unaudited Condensed Consolidated Statements of Income or Statements of Cash Flows as operating lease payments will still be an operating cash outflow and capital lease payments will still be a financing cash outflow. The new standard did not have a material impact on our liquidity. The standard will have no impact on our debt covenant compliance under our current agreements as the covenant calculations are based on the prior lease accounting rules.
Other Recently Adopted Accounting Pronouncements
During the first quarter of 2019, we adopted ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which amends the hedge accounting recognition and presentation requirements in ASC 815 ("Derivatives and Hedging"). ASU 2017-12 significantly alters the hedge accounting model by making it easier for an entity to achieve and maintain hedge accounting and provides for accounting that better reflects an entity's risk management activities. We adopted the provisions of ASU 2017-12 by applying a modified retrospective approach to existing hedging relationships as of the adoption date. The adoption of ASU 2017-12 did not have a material impact on our unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), and in November 2018 issued a subsequent amendment, ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" ("ASU 2018-19"). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that represent the contractual right to receive cash. ASU 2016-13 and ASU 2018-19 should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Note 4. Revenue Recognition
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2019	2018
North America	$1,155,698	$1,172,585
Europe	1,440,841	1,037,046
Specialty	352,556	350,674
Parts and services	2,949,095	2,560,305
Other	151,208	160,459
Total revenue	$3,100,303	$2,720,764
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
Our service-type warranties typically have service periods ranging from 6 months to 36 months. Under ASC 606, proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in thousands):

Balance as of January 1, 2019	$24,006
Additional warranty revenue deferred	10,875
Warranty revenue recognized	(9,370)
Balance as of March 31, 2019	$25,511
Other Revenue
Revenue from other sources includes scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from original equipment manufacturers ("OEMs") and other entities that contract with us for secure disposal of "crush only" vehicles. The sale of hulks in our wholesale and self service recycling operations represents one performance obligation, and revenue is recognized based on a price per weight when the customer (processor) collects the scrap. Some adjustments may occur when the customer weighs the scrap at their location, and revenue is adjusted accordingly.
Revenue by Geographic Area
See Note 15, "Segment and Geographic Information" for information related to our revenue by geographic region.
Variable Consideration

The amount of revenue ultimately received from the customer can vary due to variable consideration which includes returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. The previous revenue guidance required us to estimate the transaction price using a best estimate approach. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. As of both March 31, 2019 and December 31, 2018, we recorded a refund liability and return asset for expected returns of $105 million and $56 million, respectively. The refund liability is presented separately on the balance sheet within current liabilities while the return asset is presented within prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives which are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $66 million and $103 million as of March 31, 2019 and December 31, 2018, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our unaudited condensed consolidated financial statements.

Note 5. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, were immaterial for the three months ended March 31, 2019, and were $2 million for the three months ended March 31, 2018. Acquisition related expenses for the three months ended March 31, 2019 consisted of external costs related to completed acquisitions and pending acquisitions as of March 31, 2019.
Acquisition related expenses for the three months ended March 31, 2018 included $1 million of costs related to our acquisition of Stahlgruber. The remaining acquisition related costs for the three months ended March 31, 2018 consisted of external costs related to (i) other completed acquisitions, (ii) acquisitions that were pending as of March 31, 2018, and (iii) potential acquisitions that were terminated.
Acquisition Integration Plans and Restructuring
During the three months ended March 31, 2019 and 2018, we incurred $3 million and $2 million of restructuring expenses, respectively. Restructuring expenses incurred during each of the three months ended March 31, 2019 and 2018 included $2 million related to the integration of our acquisition of Andrew Page Limited ("Andrew Page").
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be approximately $20 million.

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
RSUs
The RSUs we have issued vest over periods of up to five years, subject to a continued service condition. Currently outstanding RSUs (other than PSUs, which are described below) contain either a time-based vesting condition or a combination of a performance-based vesting condition and a time-based vesting condition, in which case both conditions must be met before any RSUs vest. For most of the RSUs containing a performance-based vesting condition, the Company must report positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date; we have an immaterial amount of RSUs containing other performance-based vesting conditions. Each RSU converts into one share of LKQ common stock on the applicable vesting date. The grant date fair value of RSUs is based on the market price of LKQ stock on the grant date. Our 2019 annual grant of RSUs occurred on March 1, 2019; in previous years, the annual grant occurred in mid-January.
Starting with our 2019 grants, participants who are eligible for retirement (defined as a voluntary separation of service from the Company after the participant has attained at least 60 years of age and completed at least five years of service) will continue to vest in their awards; if retirement occurs during the first year of the vesting period (for RSUs subject to a time-based vesting condition) or the first year of the performance period (for RSUs with a performance-based vesting condition), the participant vests in a prorated amount of the RSU grant based on the portion of the year employed. For our RSU grants in 2018 and prior, participants forfeit their unvested shares upon retirement.
The fair value of RSUs that vested during the three months ended March 31, 2019 was $9 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the three months ended March 31, 2019:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2019	1,475,682	$34.94
Granted	832,974	$27.69
Vested	(343,552)	$33.47
Forfeited / Canceled	(15,499)	$34.01
Unvested as of March 31, 2019	1,949,605	$32.11
Expected to vest after March 31, 2019	1,737,948	$32.12	3.1	$49,323

(1)
The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.

On March 1, 2019, we granted performance-based three-year RSUs ("PSUs") to certain employees, including our executive officers, as part of our cash incentive plan ("CIP"). As these awards are performance-based, the exact number of shares to be paid out may be up to twice the grant amount, depending on the Company's performance and the achievement of certain performance metrics (adjusted earnings per share, average organic parts and services revenue growth, and average return on invested capital) over the three year period ending December 31, 2021.
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the three months ended March 31, 2019:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2019	—	$—
Granted (2)	116,094	$27.69
Unvested as of March 31, 2019	116,094	$27.69
Expected to vest after March 31, 2019	116,094	$27.69	2.8	$3,295

(1)
The aggregate intrinsic value of expected to vest PSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units at target) that would have been received by the holders had all PSUs vested. This amount changes based on the market price of the Company’s common stock and the achievement of the performance metrics relative to the established targets.

(2)	Represents the number of PSUs at target payout.

Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six or ten years from the date they are granted. No options were granted during the three months ended March 31, 2019. No options vested during the three months ended March 31, 2019; all of our outstanding options are fully vested.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the three months ended March 31, 2019:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2019	1,051,494	$10.15
Exercised	(182,541)	$7.31		$3,274
Canceled	(6,528)	$15.21
Balance as of March 31, 2019	862,425	$10.72	0.7	$15,362
Exercisable as of March 31, 2019	862,425	$10.72	0.7	$15,362

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

Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs and PSUs totaled $6 million for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019, unrecognized compensation expense related to unvested RSUs and PSUs was $55 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from target.

Note 7. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net income	$99,063	$152,763
Denominator for basic earnings per share—Weighted-average shares outstanding	315,046	309,517
Effect of dilutive securities:
RSUs	414	619
PSUs	—	—
Stock options	558	1,211
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	316,018	311,347
Earnings per share, basic	$0.31	$0.49
Earnings per share, diluted	$0.31	$0.49

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Antidilutive securities:
RSUs	599	—
Stock options	32	—

Note 8. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	March 31, 2019
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(177,597)	$14,374	$(8,075)	$(3,652)	$(174,950)
Pretax (loss) income	(9,895)	15,593	—	—	5,698
Income tax effect	—	(3,654)	—	—	(3,654)
Reclassification of unrealized (gain) loss	—	(19,188)	253	—	(18,935)
Reclassification of deferred income taxes	—	4,512	(62)	—	4,450
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(3,463)	(3,463)
Ending balance	$(187,492)	$11,637	$(7,884)	$(7,115)	$(190,854)

	Three Months Ended
	March 31, 2018
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(71,933)	$11,538	$(8,772)	$(1,309)	$(70,476)
Pretax income (loss)	48,435	(4,501)	(629)	—	43,305
Income tax effect	50	1,053	8	—	1,111
Reclassification of unrealized loss	—	8,747	—	—	8,747
Reclassification of deferred income taxes	—	(2,045)	—	—	(2,045)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(605)	(605)
Adoption of ASU 2018-02	2,859	2,486	—	—	5,345
Ending balance	$(20,589)	$17,278	$(9,393)	$(1,914)	$(14,618)
Net unrealized gains on our interest rate swaps, inclusive of our interest rate swap agreements and the interest rate swap component of our cross currency swaps, totaling $2 million were reclassified to Interest expense, net of interest income in our Unaudited Condensed Consolidated Statements of Income during each of the three months ended March 31, 2019 and 2018. We also reclassified gains of $4 million and $1 million to Interest expense, net of interest income related to the foreign currency forward component of our cross currency swaps during the three months ended March 31, 2019 and 2018, respectively. Also related to our cross currency swaps, we reclassified gains of $13 million and losses of $12 million to Other income, net in our Unaudited Condensed Consolidated Statements of Income during the three months ended March 31, 2019 and 2018, respectively; these gains and losses offset the impact of the remeasurement of the underlying contracts. Net unrealized losses related to our pension plans were reclassified to Other income, net in our Unaudited Condensed Consolidated Statements of Income during the three months ended March 31, 2019. Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.
During the first quarter of 2018, we adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which allowed a reclassification from Accumulated other comprehensive income (loss) to Retained earnings for stranded tax effects resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). As a result of the adoption of ASU 2018-02 in the first quarter of 2018, we recorded a $5 million reclassification to increase Accumulated other comprehensive income (loss) and decrease Retained earnings.

Note 9. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Senior secured credit agreement:
Term loans payable	$347,813	$350,000
Revolving credit facilities	1,363,544	1,387,177
U.S. Notes (2023)	600,000	600,000
Euro Notes (2024)	560,900	573,350
Euro Notes (2026/28)	1,121,800	1,146,700
Receivables securitization facility	79,690	110,000
Notes payable through October 2030 at weighted average interest rates of 2.1% and 2.0%, respectively	21,701	23,056
Finance lease obligations	42,160	39,966
Other long-term debt at weighted average interest rate of 1.9% and 1.8%, respectively	126,540	117,448
Total debt	4,264,148	4,347,697
Less: long-term debt issuance costs	(34,810)	(36,906)
Less: current debt issuance costs	(289)	(291)
Total debt, net of debt issuance costs	4,229,049	4,310,500
Less: current maturities, net of debt issuance costs	(136,283)	(121,826)
Long term debt, net of debt issuance costs	$4,092,766	$4,188,674
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
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024. Term loan borrowings, which totaled $348 million as of March 31, 2019, are due and payable in quarterly installments equal to $2 million on the last day of each of the first four fiscal quarters ending on or after March 31, 2019 and approximately $4 million on the last day of each fiscal quarter thereafter, with the remaining balance due and payable on January 29, 2024.
The increase in the revolving credit facility's multicurrency component of $400 million was used in part to pay down $240 million of the term loan (to the new $350 million amount that was outstanding as of the date of the amendment); the remainder will be used for general corporate purposes.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative

Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at March 31, 2019 and December 31, 2018 were 1.8% and 1.9%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were $11 million classified as current maturities at March 31, 2019 compared to $9 million at December 31, 2018. As of March 31, 2019, there were letters of credit outstanding in the aggregate amount of $65 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at March 31, 2019 was $1.7 billion.
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
Receivables Securitization Facility
On December 20, 2018, we amended the terms of our receivables securitization facility with MUFG Bank, Ltd. ("MUFG") (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) to: (i) extend the term of the facility to November 8, 2021; (ii) increase the maximum amount available to $110 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to MUFG for the benefit of conduit investors and/or financial institutions for cash proceeds. Upon payment of the receivables by customers, rather than remitting to MUFG the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. Net receivables totaling $142 million and $132 million were collateral for the investment under the receivables facility as of March 31, 2019 and December 31, 2018, respectively.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) London Interbank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of March 31, 2019, the interest rate under the receivables facility was based on commercial paper rates and was 3.4%. The outstanding balances of $80 million and $110 million as of March 31, 2019 and December 31, 2018, respectively, were classified as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. Changes in the fair value of the interest rate swap agreements are recorded in Accumulated Other Comprehensive Income (Loss) and are reclassified to interest expense when the underlying interest payment has an impact on earnings. Our interest rate swap contracts have maturity dates ranging from January to June 2021. In December 2018, we sold two interest rate swap contracts with a notional amount of $110 million.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of fluctuating exchange rates on these future cash flows. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. Changes in the fair value of the foreign currency forward contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to other income, net when the underlying transaction has an impact on earnings.
In 2016, we entered into three cross currency swap agreements for a total notional amount of $422 million (€400 million). The notional amount steps down by €15 million annually through 2020 with the remainder maturing in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. The changes in the fair value of the derivative instruments are recorded in Accumulated Other Comprehensive Income (Loss) and are reclassified to interest expense, net of interest income when the underlying transactions have an impact on earnings.
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
The following tables summarize the notional amounts and fair values of our designated cash flow hedges as of March 31, 2019 and December 31, 2018 (in thousands):

	Notional Amount	Fair Value at March 31, 2019 (USD)
	March 31, 2019	Other Current Assets	Other Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$11,350	$—	$—
Cross currency swap agreements
USD/euro	$570,349	2,242	7,669	144	29,442
Total cash flow hedges		$2,242	$19,019	$144	$29,442

	Notional Amount	Fair Value at December 31, 2018 (USD)
	December 31, 2018	Other Current Assets	Other Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$14,967	$—	$—
Cross currency swap agreements
USD/euro	$574,315	211	7,669	127	40,870
Total cash flow hedges		$211	$22,636	$127	$40,870
While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Other Assets and Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets of $12 million and $14 million at March 31, 2019 and December 31, 2018, respectively.

The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)." As of March 31, 2019, we estimate that $4 million of derivative gains (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at March 31, 2019 and December 31, 2018, along with the effect on our results of operations during the three months ended March 31, 2019 and 2018, were immaterial.

Note 11. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three months ended March 31, 2019, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2019 and December 31, 2018 (in thousands):

	Balance as of March 31, 2019	Fair Value Measurements as of March 31, 2019
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$53,316	$—	$53,316	$—
Interest rate swaps	11,350	—	11,350	—
Cross currency swap agreements	9,911	—	9,911	—
Total Assets	$74,577	$—	$74,577	$—
Liabilities:
Contingent consideration liabilities	$5,274	$—	$—	$5,274
Deferred compensation liabilities	56,493	—	56,493	—
Cross currency swap agreements	29,586	—	29,586	—
Total Liabilities	$91,353	$—	$86,079	$5,274

	Balance as of December 31, 2018	Fair Value Measurements as of December 31, 2018
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$47,649	$—	$47,649	$—
Interest rate swaps	14,967	—	14,967	—
Cross currency swap agreements	7,880	—	7,880	—
Total Assets	$70,496	$—	$70,496	$—
Liabilities:
Contingent consideration liabilities	$5,209	$—	$—	$5,209
Deferred compensation liabilities	48,984	—	48,984	—
Cross currency swap agreements	40,997	—	40,997	—
Total Liabilities	$95,190	$—	$89,981	$5,209

The cash surrender value of life insurance is included in Other assets on our Unaudited Condensed Consolidated Balance Sheets. The current portion of deferred compensation is included in Accrued payroll-related liabilities and the current portion of contingent consideration liabilities is included in Other current liabilities on our Unaudited Condensed Consolidated Balance Sheets; the noncurrent portion of these amounts is included in Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and cross currency swap agreements is presented in Note 10, "Derivative Instruments and Hedging Activities."
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both March 31, 2019 and December 31, 2018, the fair value of our credit agreement borrowings reasonably approximated the carrying value of $1.7 billion. In addition, based on market conditions, the fair values of the outstanding borrowings under the receivables facility reasonably approximated the carrying values of $80 million and $110 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the fair values of the U.S. Notes (2023) were approximately $603 million and $574 million, respectively, compared to a carrying value of $600 million at each date. As of March 31, 2019 and December 31, 2018, the fair values of the Euro Notes (2024) were approximately $599 million and $586 million compared to carrying values of $561 million and $573 million, respectively. As of March 31, 2019, the fair value of the Euro Notes (2026/28) was $1.2 billion compared to a carrying value of $1.1 billion; as of December 31, 2018, the fair value of the Euro Notes (2026/28) approximated the carrying value of $1.1 billion.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2019 to assume these obligations. The fair value of our U.S. Notes (2023) is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 12. Leases
We lease certain warehouses, distribution centers, retail stores, office space, land, vehicles and equipment.
We determine if an arrangement is a lease at inception. Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the implicit rate for most of our leases is not readily determinable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Upon adoption of the new lease standard, we utilized the incremental borrowing rate as of the date of adoption. We determine our incremental borrowing rate by analyzing yield curves with consideration of lease term, and country and company specific factors. The operating lease ROU asset also includes any lease prepayments and excludes lease incentives.
Many of our leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 40 years or more. Our lease terms assumed in our measurement of the ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Some of our lease agreements include rental payments adjusted periodically for inflation. Most of these adjustments are considered variable lease costs. Other variable lease costs consist of certain non-lease components that are disclosed as lease costs due to our election of the practical expedient to combine lease and non-lease components and include items such as variable payments for utilities, property taxes, common area maintenance, sales taxes, and insurance.
For leases with an initial term of 12 months or less, we have not recognized a right-of-use asset or lease liability on the Unaudited Condensed Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease terms.
We guarantee the residual values for the majority of our vehicles. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a vehicle is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a vehicle is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at March 31, 2019, our portion of the guaranteed residual value would have totaled approximately $76 million. Other than the residual value guarantees associated with our vehicles discussed above, we do not have any other material residual value guarantees or restrictive covenants.
The amounts recorded in the unaudited condensed consolidated balance sheet as of March 31, 2019 related to our lease agreements are as follows (in thousands):

Leases	Classification	March 31, 2019

Assets
Operating lease assets, net	Operating lease assets, net	$1,279,576
Finance lease assets, net	Property, plant and equipment, net	42,311
Total leased assets		$1,321,887
Liabilities
Current
Operating	Current portion of operating lease liabilities	$216,172
Finance	Current portion of long-term obligations	10,658
Noncurrent
Operating	Long-term operating lease liabilities	1,109,814
Finance	Long-term obligations, excluding current portion	31,502
Total lease liabilities		$1,368,146

The components of lease expense are as follows (in thousands):

		Three Months Ended
Lease Cost	Classification	March 31, 2019

Operating lease cost	Cost of goods sold	$3,835
Operating lease cost	Selling, general and administrative expenses	73,282
Short-term lease cost	Selling, general and administrative expenses	667
Variable lease cost	Selling, general and administrative expenses	25,990
Finance lease cost
Amortization of leased assets	Depreciation and amortization	2,598
Interest on lease liabilities	Interest expense, net of interest income	448
Sublease income	Other income, net	(275)
Net lease cost		$106,545
The future minimum lease commitments under our noncancelable operating leases at December 31, 2018 were as follows (in thousands):

Years ending December 31:
2019	$294,269
2020	256,172
2021	210,632
2022	158,763
2023	131,518
Thereafter	777,165
Future Minimum Lease Payments	$1,828,519

The future minimum lease commitments under our leases at March 31, 2019 are as follows (in thousands):

	Operating leases	Finance leases (1)	Total
Nine months ending December 31, 2019	$222,074	$9,087	$231,161
Years ending December 31:
2020	265,133	10,705	275,838
2021	217,839	8,571	226,410
2022	166,904	6,214	173,118
2023	138,834	2,676	141,510
2024	115,318	2,210	117,528
Thereafter	704,382	16,481	720,863
Future minimum lease payments	1,830,484	55,944	1,886,428
Less: Interest	504,498	13,784	518,282
Present value of lease liabilities	$1,325,986	$42,160	$1,368,146

(1)
Amounts are included in the scheduled maturities of long-term obligations in the “Liquidity and Capital Resources,” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

As of March 31, 2019, we have additional minimum operating lease payments for leases that have not yet commenced of $103 million. These operating leases will commence between April 1, 2019 and December 31, 2020 with lease terms of 2 to 20 years. Most of these leases have not commenced as the assets are in the process of being constructed. We have appropriately considered the build-to-suit and sale-leaseback guidance where appropriate on these leases. No significant build-to-suit or sale-leaseback transactions have been identified.
Other information related to leases was as follows:

Lease Term and Discount Rate	March 31, 2019

Weighted-average remaining lease term (years)
Operating leases	9.8
Finance leases	8.8
Weighted-average discount rate
Operating leases	5.4%
Finance leases	4.5%

Three Months Ended
Supplemental cash flows information (in thousands)	March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$73,976
Financing cash flows from finance leases	2,642
Leased assets obtained in exchange for new finance lease liabilities	5,245
Leased assets obtained in exchange for new operating lease liabilities	28,563

Note 13. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits. As of both March 31, 2019 and December 31, 2018, the aggregate funded status of the defined benefit plans was a liability of $110 million, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

Net periodic benefit cost for our defined benefit plans included the following components for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Service cost	$587	$468
Interest cost	985	670
Expected return on plan assets	(780)	(717)
Amortization of actuarial (gain) loss	253	—
Net periodic benefit cost	$1,045	$421
For the three months ended March 31, 2019 and 2018, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Other income, net in our Unaudited Condensed Consolidated Statements of Income.

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
Our effective income tax rate for the three months ended March 31, 2019 was 27.1%, compared to 24.7% for the comparable prior year period. The increase was primarily attributable to the impact of a favorable discrete item of approximately $3 million for the three months ended March 31, 2018, for excess tax benefits from stock-based payments; there was an immaterial amount for the three months ended March 31, 2019. The year over year change for this discrete item increased the effective tax rate by 1.3% compared to the prior year period, while the remaining discrete items increased the effective tax rate by an immaterial amount compared to the prior year period. The effective tax rate increase was also due to an approximately 1.0% increase in the effective tax rate as a result of the Stahlgruber acquisition, including the higher effective tax rate in Germany and the impact of suspended interest deductions due to thin capitalization constraints.

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

The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended March 31, 2019
Revenue:
Third Party	$1,302,206	$1,445,541	$352,556	$—	$3,100,303
Intersegment	103	—	1,181	(1,284)	—
Total segment revenue	$1,302,309	$1,445,541	$353,737	$(1,284)	$3,100,303
Segment EBITDA	$176,636	$105,298	$37,959	$—	$319,893
Depreciation and amortization (1)	22,239	47,011	6,957	—	76,207
Three Months Ended March 31, 2018
Revenue:
Third Party	$1,329,660	$1,040,430	$350,674	$—	$2,720,764
Intersegment	183	—	1,118	(1,301)	—
Total segment revenue	$1,329,843	$1,040,430	$351,792	$(1,301)	$2,720,764
Segment EBITDA	$177,713	$75,534	$41,969	$—	$295,216
Depreciation and amortization (1)	21,228	32,757	7,081	—	61,066
(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments, or divestitures, equity in losses and earnings of unconsolidated subsidiaries, and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income, less net income (loss) attributable to noncontrolling interest, excluding depreciation, amortization, interest and income tax expense.

The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income	$99,063	$152,763
Less: net income (loss) attributable to noncontrolling interest	1,015	(197)
Net income attributable to LKQ stockholders	98,048	152,960
Add:
Depreciation and amortization	71,002	56,458
Depreciation and amortization - cost of goods sold	5,205	4,608
Interest expense, net of interest income	36,089	28,515
Provision for income taxes	51,550	49,584
EBITDA	261,894	292,125
Subtract:
Equity in (losses) earnings of unconsolidated subsidiaries (1)	(39,549)	1,412
Add:
Restructuring and acquisition related expenses (2)	3,307	4,054
Inventory step-up adjustment - acquisition related	—	403
Impairment of net assets held for sale (3)	15,023	—
Change in fair value of contingent consideration liabilities	120	46
Segment EBITDA	$319,893	$295,216

(1)	Refer to "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," for further information.

(2)	Refer to Note 5, "Restructuring and Acquisition Related Expenses," for further information.
(3) Refer to "Net Assets Held for Sale" in Note 3, "Financial Statement Information," for further information.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Capital Expenditures
North America	$31,234	$29,662
Europe	19,577	28,815
Specialty	2,205	3,712
Total capital expenditures	$53,016	$62,189

The following table presents assets by reportable segment (in thousands):

	March 31,	December 31,
	2019	2018
Receivables, net
North America	$445,056	$411,818
Europe	770,543	649,174
Specialty	137,892	93,091
Total receivables, net	1,353,491	1,154,083
Inventories
North America	994,438	1,076,306
Europe	1,363,929	1,410,264
Specialty	333,639	349,505
Total inventories	2,692,006	2,836,075
Property, plant and equipment, net
North America	574,046	570,508
Europe	546,725	562,600
Specialty	85,571	87,054
Total property, plant and equipment, net	1,206,342	1,220,162
Operating lease assets, net (1)
North America	757,590	—
Europe	438,272	—
Specialty	83,714	—
Total operating lease assets, net	1,279,576	—
Equity method investments
North America	17,551	16,404
Europe (2)	116,683	162,765
Total equity method investments	134,234	179,169
Other unallocated assets	6,000,261	6,003,913
Total assets	$12,665,910	$11,393,402

(1)	Refer to "Note 12, "Leases," for further information.

(2)	Refer to "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," for further information.
We report net receivables; inventories; net property, plant and equipment; net operating lease assets; and equity method investments by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash and cash equivalents, prepaid and other current and noncurrent assets, goodwill and other intangibles.
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

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue
United States	$1,542,026	$1,560,027
United Kingdom	412,813	430,992
Germany	386,465	803
Other countries	758,999	728,942
Total revenue	$3,100,303	$2,720,764
The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2019	2018
Long-lived assets (1)
United States	$1,424,978	$620,125
Germany	305,442	217,476
United Kingdom	339,147	165,145
Other countries	416,351	217,416
Total long-lived assets	$2,485,918	$1,220,162

(1)
The increase in long-lived assets is related to the net operating lease assets added as a result of the adoption of the new lease accounting standard. Refer to "Note 12, "Leases," for further information.

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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,550,680	$1,586,877	$(37,254)	$3,100,303
Cost of goods sold	—	921,489	1,007,804	(37,254)	1,892,039
Gross margin	—	629,191	579,073	—	1,208,264
Selling, general and administrative expenses	9,038	432,387	455,107	—	896,532
Restructuring and acquisition related expenses	—	606	2,701	—	3,307
Impairment of net assets held for sale	—	8,461	6,562	—	15,023
Depreciation and amortization	54	25,073	45,875	—	71,002
Operating (loss) income	(9,092)	162,664	68,828	—	222,400
Other expense (income):
Interest expense (income), net of interest income	13,836	(336)	22,589	—	36,089
Intercompany interest (income) expense, net	(15,086)	9,189	5,897	—	—
Other expense (income), net	19	(7,831)	3,961	—	(3,851)
Total other (income) expense, net	(1,231)	1,022	32,447	—	32,238
(Loss) income before (benefit) provision for income taxes	(7,861)	161,642	36,381	—	190,162
(Benefit) provision for income taxes	(2,046)	43,303	10,293	—	51,550
Equity in earnings (losses) of unconsolidated subsidiaries	—	1,147	(40,696)	—	(39,549)
Equity in earnings of subsidiaries	103,863	9,712	—	(113,575)	—
Net income (loss)	98,048	129,198	(14,608)	(113,575)	99,063
Less: net income attributable to noncontrolling interest	—	—	1,015	—	1,015
Net income (loss) attributable to LKQ stockholders	$98,048	$129,198	$(15,623)	$(113,575)	$98,048

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended March 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,577,595	$1,180,242	$(37,073)	$2,720,764
Cost of goods sold	—	945,915	757,951	(37,073)	1,666,793
Gross margin	—	631,680	422,291	—	1,053,971
Selling, general and administrative expenses	9,130	426,797	330,964	—	766,891
Restructuring and acquisition related expenses	—	330	3,724	—	4,054
Depreciation and amortization	29	24,338	32,091	—	56,458
Operating (loss) income	(9,159)	180,215	55,512	—	226,568
Other expense (income):
Interest expense, net of interest income	18,008	212	10,295	—	28,515
Intercompany interest (income) expense, net	(15,400)	9,680	5,720	—	—
Other (income) expense, net	(1,015)	(5,882)	4,015	—	(2,882)
Total other expense, net	1,593	4,010	20,030	—	25,633
(Loss) income before (benefit) provision for income taxes	(10,752)	176,205	35,482	—	200,935
(Benefit) provision for income taxes	(3,904)	45,877	7,611	—	49,584
Equity in earnings of unconsolidated subsidiaries	—	—	1,412	—	1,412
Equity in earnings of subsidiaries	159,808	5,110	—	(164,918)	—
Net income	152,960	135,438	29,283	(164,918)	152,763
Less: net loss attributable to noncontrolling interest	—	—	(197)	—	(197)
Net income attributable to LKQ stockholders	$152,960	$135,438	$29,480	$(164,918)	$152,960

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$98,048	$129,198	$(14,608)	$(113,575)	$99,063
Less: net income attributable to noncontrolling interest	—	—	1,015	—	1,015
Net income (loss) attributable to LKQ stockholders	98,048	129,198	(15,623)	(113,575)	98,048

Other comprehensive income (loss):
Foreign currency translation, net of tax	(9,895)	2,194	(10,466)	8,272	(9,895)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(2,737)	—	—	—	(2,737)
Net change in unrealized gains/losses on pension plans, net of tax	191	(4)	195	(191)	191
Net change in other comprehensive loss from unconsolidated subsidiaries	(3,463)	—	(3,463)	3,463	(3,463)
Other comprehensive (loss) income	(15,904)	2,190	(13,734)	11,544	(15,904)

Comprehensive income (loss)	82,144	131,388	(28,342)	(102,031)	83,159
Less: comprehensive income attributable to noncontrolling interest	—	—	1,015	—	1,015
Comprehensive income (loss) attributable to LKQ stockholders	$82,144	$131,388	$(29,357)	$(102,031)	$82,144

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended March 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$152,960	$135,438	$29,283	$(164,918)	$152,763
Less: net loss attributable to noncontrolling interest	—	—	(197)	—	(197)
Net income attributable to LKQ stockholders	152,960	135,438	29,480	(164,918)	152,960

Other comprehensive income (loss):
Foreign currency translation, net of tax	48,485	(2,183)	49,055	(46,872)	48,485
Net change in unrealized gains/losses on cash flow hedges, net of tax	3,254	—	—	—	3,254
Net change in unrealized gains/losses on pension plans, net of tax	(621)	(621)	—	621	(621)
Net change in other comprehensive loss from unconsolidated subsidiaries	(605)	—	(605)	605	(605)
Other comprehensive income (loss)	50,513	(2,804)	48,450	(45,646)	50,513

Comprehensive income	203,473	132,634	77,733	(210,564)	203,276
Less: comprehensive loss attributable to noncontrolling interest	—	—	(197)	—	(197)
Comprehensive income attributable to LKQ stockholders	$203,473	$132,634	$77,930	$(210,564)	$203,473

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	March 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40,703	$31,744	$243,619	$—	$316,066
Receivables, net	386	366,235	986,870	—	1,353,491
Intercompany receivables, net	7,411	—	19,147	(26,558)	—
Inventories	—	1,245,544	1,446,462	—	2,692,006
Prepaid expenses and other current assets	4,668	162,616	115,923	—	283,207
Total current assets	53,168	1,806,139	2,812,021	(26,558)	4,644,770
Property, plant and equipment, net	1,630	600,965	603,747	—	1,206,342
Operating lease assets, net	3,857	801,420	474,299	—	1,279,576
Intangible assets:
Goodwill	—	1,973,101	2,381,205	—	4,354,306
Other intangibles, net	234	260,491	628,884	—	889,609
Investment in subsidiaries	5,288,058	123,496	—	(5,411,554)	—
Intercompany notes receivable	1,183,505	51,118	—	(1,234,623)	—
Equity method investments	—	17,551	116,683	—	134,234
Other assets	72,335	40,183	44,555	—	157,073
Total assets	$6,602,787	$5,674,464	$7,061,394	$(6,672,735)	$12,665,910
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,111	$339,448	$611,129	$—	$952,688
Intercompany payables, net	—	19,147	7,411	(26,558)	—
Accrued expenses:
Accrued payroll-related liabilities	4,967	33,658	104,401	—	143,026
Other accrued expenses	12,930	105,465	199,431	—	317,826
Refund liability	—	51,082	54,353	—	105,435
Other current liabilities	16,590	22,596	60,872	—	100,058
Current portion of operating lease liabilities	204	116,053	99,915	—	216,172
Current portion of long-term obligations	10,649	3,326	122,308	—	136,283
Total current liabilities	47,451	690,775	1,259,820	(26,558)	1,971,488
Long-term operating lease liabilities, excluding current portion	4,054	712,259	393,501	—	1,109,814
Long-term obligations, excluding current portion	1,624,269	16,248	2,452,249	—	4,092,766
Intercompany notes payable	—	577,301	657,322	(1,234,623)	—
Deferred income taxes	7,187	135,287	163,296	—	305,770
Other noncurrent liabilities	120,344	75,446	133,508	—	329,298
Stockholders' equity:
Total Company stockholders’ equity	4,799,482	3,467,148	1,944,406	(5,411,554)	4,799,482
Noncontrolling interest	—	—	57,292	—	57,292
Total stockholders’ equity	4,799,482	3,467,148	2,001,698	(5,411,554)	4,856,774
Total liabilities and stockholders' equity	$6,602,787	$5,674,464	$7,061,394	$(6,672,735)	$12,665,910

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,633	$29,285	$276,843	$—	$331,761
Receivables, net	310	316,726	837,047	—	1,154,083
Intercompany receivables, net	6,978	—	12,880	(19,858)	—
Inventories	—	1,343,612	1,492,463	—	2,836,075
Prepaid expenses and other current assets	18,611	99,356	81,063	—	199,030
Total current assets	51,532	1,788,979	2,700,296	(19,858)	4,520,949
Property, plant and equipment, net	1,547	600,054	618,561	—	1,220,162
Intangible assets:
Goodwill	—	1,973,364	2,408,094	—	4,381,458
Other intangibles, net	260	272,451	656,041	—	928,752
Investment in subsidiaries	5,224,006	111,826	—	(5,335,832)	—
Intercompany notes receivable	1,220,582	10,515	—	(1,231,097)	—
Equity method investments	—	16,404	162,765	—	179,169
Other assets	70,283	40,548	52,081	—	162,912
Total assets	$6,568,210	$4,814,141	$6,597,838	$(6,586,787)	$11,393,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,454	$343,116	$596,828	$—	$942,398
Intercompany payables, net	—	12,880	6,978	(19,858)	—
Accrued expenses:
Accrued payroll-related liabilities	6,652	70,267	95,086	—	172,005
Other accrued expenses	5,454	105,672	177,299	—	288,425
Refund liability	—	50,899	53,686	—	104,585
Other current liabilities	283	17,860	42,966	—	61,109
Current portion of long-term obligations	8,459	2,932	110,435	—	121,826
Total current liabilities	23,302	603,626	1,083,278	(19,858)	1,690,348
Long-term obligations, excluding current portion	1,628,677	13,532	2,546,465	—	4,188,674
Intercompany notes payable	—	597,283	633,814	(1,231,097)	—
Deferred income taxes	8,045	135,355	168,034	—	311,434
Other noncurrent liabilities	125,888	99,147	139,159	—	364,194
Stockholders' equity:
Total Company stockholders’ equity	4,782,298	3,365,198	1,970,634	(5,335,832)	4,782,298
Noncontrolling interest	—	—	56,454	—	56,454
Total stockholders’ equity	4,782,298	3,365,198	2,027,088	(5,335,832)	4,838,752
Total liabilities and stockholders' equity	$6,568,210	$4,814,141	$6,597,838	$(6,586,787)	$11,393,402

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2019
	Parent	Guarantors	Non-Guarantors (1)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$65,970	$9,150	$54,335	$47,770	$177,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(438)	(30,128)	(22,450)	—	(53,016)
Investment and intercompany note activity with subsidiaries	23,342	—	—	(23,342)	—
Acquisitions, net of cash acquired	—	(152)	(4,633)	—	(4,785)
Receipts of deferred purchase price on receivables under factoring arrangements	—	75,123	—	(75,123)	—
Other investing activities, net	—	89	(72)	—	17
Net cash provided by (used in) investing activities	22,904	44,932	(27,155)	(98,465)	(57,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,334	—	—	—	1,334
Taxes paid related to net share settlements of stock-based compensation awards	(1,505)	—	—	—	(1,505)
Purchase of treasury stock	(70,462)	—	—	—	(70,462)
Borrowings under revolving credit facilities	194,000	—	90,641	—	284,641
Repayments under revolving credit facilities	(194,966)	—	(117,373)	—	(312,339)
Repayments under term loans	(2,188)	—	—	—	(2,188)
Borrowings under receivables securitization facility	—	—	6,600	—	6,600
Repayments under receivables securitization facility	—	—	(36,910)	—	(36,910)
Borrowings (repayments) of other debt, net	—	763	(1,388)	—	(625)
Other financing activities, net	(17)	—	(1,260)	—	(1,277)
Investment and intercompany note activity with parent	—	(25,502)	2,160	23,342	—
Dividends	—	(27,353)	—	27,353	—
Net cash used in financing activities	(73,804)	(52,092)	(57,530)	50,695	(132,731)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	469	(2,982)	—	(2,513)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,070	2,459	(33,332)	—	(15,803)
Cash, cash equivalents and restricted cash, beginning of period	25,633	29,285	282,332	—	337,250
Cash, cash equivalents and restricted cash, end of period	$40,703	$31,744	$249,000	$—	$321,447

(1) Restricted cash is only included in the unaudited condensed consolidating financial statements of the Non-Guarantors.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Three Months Ended March 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$95,942	$35,802	$243	$13,176	$145,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(163)	(29,908)	(32,118)	—	(62,189)
Investment and intercompany note activity with subsidiaries	24,333	—	—	(24,333)	—
Acquisitions, net of cash acquired	—	(2,966)	—	—	(2,966)
Receipts of deferred purchase price on receivables under factoring arrangements (1)	—	68,171	—	(68,171)	—
Other investing activities, net	—	(145)	679	—	534
Net cash provided by (used in) investing activities	24,170	35,152	(31,439)	(92,504)	(64,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,255	—	—	—	2,255
Taxes paid related to net share settlements of stock-based compensation awards	(3,292)	—	—	—	(3,292)
Borrowings under revolving credit facilities	161,000	—	40,669	—	201,669
Repayments under revolving credit facilities	(291,966)	—	(29,559)	—	(321,525)
Repayments under term loans	(4,405)	—	—	—	(4,405)
(Repayments) borrowings of other debt, net	—	(30)	4,439	—	4,409
Other financing activities, net	(724)	—	4,107	—	3,383
Investment and intercompany note activity with parent	—	(21,759)	(2,574)	24,333	—
Dividends	—	(54,995)	—	54,995	—
Net cash (used in) provided by financing activities	(137,132)	(76,784)	17,082	79,328	(117,506)
Effect of exchange rate changes on cash and cash equivalents	—	(326)	3,203	—	2,877
Net decrease in cash and cash equivalents	(17,020)	(6,156)	(10,911)	—	(34,087)
Cash and cash equivalents, beginning of period	34,360	35,131	210,275	—	279,766
Cash and cash equivalents, end of period	$17,340	$28,975	$199,364	$—	$245,679

(1)	The amount was updated to reflect daily transactions compared to the monthly transactions as was initially calculated in the first quarter of 2018.

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
You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K and in our subsequent Quarterly Reports on Form 10-Q (including this Quarterly Report).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles.
Buyers of vehicle replacement products have the option to purchase from primarily five sources: new products produced by OEMs; new products produced by companies other than the OEMs, which are referred to as aftermarket products; recycled products obtained from salvage and total loss vehicles; recycled products that have been refurbished; and recycled products that have been remanufactured. We distribute a variety of products to collision and mechanical repair shops, including aftermarket collision and mechanical products; recycled collision and mechanical products; refurbished collision products such as wheels, bumper covers and lights; and remanufactured engines and transmissions. Collectively, we refer to the four sources that are not new OEM products as alternative parts.
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
During the three months ended March 31, 2019, we acquired two wholesale businesses in Europe.

On May 30, 2018, we acquired Stahlgruber, a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia with further sales to Switzerland. This acquisition expanded LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, this acquisition allows for continued improvement in procurement, logistics and infrastructure optimization. On May 3, 2018, the European Commission cleared the acquisition for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of the Czech Republic wholesale business has been referred to the Czech Republic competition authority for review. The Czech Republic wholesale business represents an immaterial portion of Stahlgruber's revenue and profitability.
In addition to the Stahlgruber acquisition, during the year ended December 31, 2018, we acquired various smaller businesses across our North America and Europe segments.
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
See Note 2, "Business Combinations," and "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions and investments.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and processing fees related to the secure disposal of vehicles. Revenue from other sources includes scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 4, "Revenue Recognition" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.
Critical Accounting Policies and Estimates
On January 1, 2019, we adopted ASU 2016-02, which represents FASB ASC 842. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application with no restatement of comparative periods. The most significant impact was the recognition of lease assets and liabilities for operating leases. Refer to “Adoption of New Lease Standard” in Note 3, "Financial Statement Information” and Note 12, "Leases” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2018 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. Other than the adoption of ASU 2016-02 described above, there have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the three months ended March 31, 2019.
Recently Issued Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.
Financial Information by Geographic Area
See Note 15, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of goods sold	61.0%	61.3%
Gross margin	39.0%	38.7%
Selling, general and administrative expenses	28.9%	28.2%
Restructuring and acquisition related expenses	0.1%	0.1%
Impairment of net assets held for sale	0.5%	—
Depreciation and amortization	2.3%	2.1%
Operating income	7.2%	8.3%
Other expense, net	1.0%	0.9%
Income before provision for income taxes	6.1%	7.4%
Provision for income taxes	1.7%	1.8%
Equity in (losses) earnings of unconsolidated subsidiaries	(1.3)%	0.1%
Net income	3.2%	5.6%
Less: net income (loss) attributable to noncontrolling interest	0.0%	(0.0)%
Net income attributable to LKQ stockholders	3.2%	5.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	March 31,		Percentage Change in Revenue
	2019	2018	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$2,949,095	$2,560,305	0.1%	18.3%	(3.2)%	15.2%
Other revenue	151,208	160,459	(6.4)%	1.0%	(0.3)%	(5.8)%
Total revenue	$3,100,303	$2,720,764	(0.3)%	17.3%	(3.0)%	13.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 15.2% represented increases in segment revenue of 38.9% in Europe and 0.5% in Specialty and a decrease in segment revenue of 1.4% in North America. On average, there was one fewer selling day in the first quarter of 2019 compared to the prior year period, which negatively impacted the reported organic parts and services revenue growth for the first quarter by 1.2%. The decrease in other revenue of 5.8% was primarily driven by a $10 million organic decrease, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first quarter of 2019 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 61.0% of revenue in the three months ended March 31, 2019 from 61.3% of revenue in the three months ended March 31, 2018. Cost of goods sold decreased 0.5% and 0.3% as a result of our North America and Europe segments, respectively, partially offset by a 0.3% increase attributable to mix. With our Stahlgruber acquisition, the lower margin Europe segment makes up a larger percentage of the consolidated results and has a dilutive effect on the gross margin percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 28.9% in the three months ended March 31, 2019 from 28.2% in the three months ended

March 31, 2018, primarily as a result of a 0.5% and 0.3% increase from our North America and Europe segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three months ended March 31,
	2019		2018		Change
Restructuring expenses	$2,986	(1)	$2,037	(2)	$949
Acquisition related expenses	321		2,017	(3)	(1,696)
Total restructuring and acquisition related expenses	$3,307		$4,054		$(747)

(1)	Restructuring expenses for the three months ended March 31, 2019 primarily consisted of $2 million related to the integration of our acquisition of Andrew Page.

(2)	Restructuring expenses for the three months ended March 31, 2018 primarily related to the integration of our acquisition of Andrew Page.

(3)
Acquisition related expenses for the three months ended March 31, 2018 included $1 million of costs for our acquisition of Stahlgruber. The remaining acquisition related costs for the three months ended March 31, 2018 consisted of external costs for completed acquisitions, for pending acquisitions as of March 31, 2018, and for potential acquisitions that were terminated.

See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Impairment of Net Assets Held for Sale. We recorded a $15 million impairment charge on net assets held for sale in the first quarter of 2019. See Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge. The impairment charge is excluded from our calculation of Segment EBITDA. See Note 15, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for our reconciliation of Net Income to Segment EBITDA.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change
Depreciation	$35,821	$32,265	$3,556	(1)
Amortization	35,181	24,193	10,988	(2)
Total depreciation and amortization	$71,002	$56,458	$14,544

(1)
The increase in depreciation expense primarily reflected (i) an increase of $3 million in our Europe segment, principally due to a $4 million increase in depreciation expense from our acquisition of Stahlgruber, partially offset by (ii) a decrease of $1 million related to the impact of foreign currency translation, primarily due to decreases in the pound sterling and euro exchange rates during the three months ended March 31, 2019 compared to the prior year period.

(2)
The increase in amortization expense primarily reflected (i) an increase of $13 million from our acquisition of Stahlgruber, partially offset by (ii) a decrease of $2 million related to the impact of foreign currency translation, primarily due to a decrease in the euro exchange rate during the three months ended March 31, 2019 compared to the prior year period, and (iii) a $2 million decrease due to our 2016 acquisition of Rhiag, which had higher amortization expense in the first three months of 2018 compared to first three months of 2019 as a result of the accelerated amortization on the customer relationship intangible assets.

Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the three months ended March 31, 2018	$25,633
Increase (decrease) due to:
Interest expense, net of interest income	7,574	(1)
Other expense (income), net	(969)	(2)
Net increase	6,605
Other expense, net for the three months ended March 31, 2019	$32,238

(1)
Additional interest related to (i) a $10 million increase resulting from higher outstanding debt during the three months ended March 31, 2019 compared to the prior year period (including the borrowings under our Euro Notes (2026/28)), partially offset by (ii) a $2 million decrease from lower interest rates on borrowings under our senior secured credit agreement compared to the prior year quarter, and (iii) a $1 million decrease from foreign currency translation, primarily related to a decrease in the euro exchange rate during the first three months of 2019 compared to the prior year period.

(2)
The increase in other income primarily consisted of (i) $3 million of proceeds received in the first quarter of 2019 related to an insurance settlement in our North America segment, partially offset by (ii) a $2 million increase in foreign currency losses.

Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2019 was 27.1%, compared to 24.7% for the comparable prior year period. The increase was primarily attributable to the impact of a favorable discrete item of approximately $3 million for the three months ended March 31, 2018, for excess tax benefits from stock-based payments; there was an immaterial amount for the three months ended March 31, 2019. The year over year change for this discrete item increased the effective tax rate by 1.3% compared to the prior year period, while the remaining discrete items increased the effective tax rate by an immaterial amount compared to the prior year period. The effective tax rate increase was also due to an approximately 1.0% increase in the effective tax rate as a result of the Stahlgruber acquisition, including the higher effective tax rate in Germany and the impact of suspended interest deductions due to thin capitalization constraints.
Equity in (Losses) Earnings of Unconsolidated Subsidiaries. Equity in (losses) earnings of unconsolidated subsidiaries for the three months ended March 31, 2019 primarily related to our investment in Mekonomen. During the three months ended March 31, 2019, we recorded a $40 million other-than-temporary impairment related to our investment in Mekonomen. See Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge. The impairment charge is excluded from our calculation of Segment EBITDA. See Note 15, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for our reconciliation of Net Income to Segment EBITDA.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended March 31, 2018, the Czech koruna, euro, pound sterling and Canadian dollar rates used to translate the 2019 statements of income decreased by 8.6%, 7.6%, 6.4% and 4.9%, respectively. The translation effect of the change in foreign currencies against the U.S. dollar and realized and unrealized currency losses for the three months ended March 31, 2019 resulted in a $0.01 negative effect on diluted earnings per share relative to the prior year period.
Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest for the three months ended March 31, 2019 increased $1 million compared to the three months ended March 31, 2018 primarily due to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition.
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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three months ended March 31,
	2019	% of Total Segment Revenue	2018	% of Total Segment Revenue
Third Party Revenue
North America	$1,302,206		$1,329,660
Europe	1,445,541		1,040,430
Specialty	352,556		350,674
Total third party revenue	$3,100,303		$2,720,764
Total Revenue
North America	$1,302,309		$1,329,843
Europe	1,445,541		1,040,430
Specialty	353,737		351,792
Eliminations	(1,284)		(1,301)
Total revenue	$3,100,303		$2,720,764
Segment EBITDA
North America	$176,636	13.6%	$177,713	13.4%
Europe	105,298	7.3%	75,534	7.3%
Specialty	37,959	10.7%	41,969	11.9%

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments, or divestitures, equity in losses and earnings of unconsolidated subsidiaries, and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income, less net income (loss) attributable to noncontrolling interest, excluding depreciation, amortization, interest and income tax expense. See Note 15, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three months ended March 31,		Percentage Change in Revenue
North America	2019	2018	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$1,155,698	$1,172,585	(1.4)%	(1)	0.3%	(0.4)%	(1.4)%
Other revenue	146,508	157,075	(6.6)%	(2)	0.0%	(0.1)%	(6.7)%
Total third party revenue	$1,302,206	$1,329,660	(2.0)%		0.2%	(0.3)%	(2.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue declined due to one fewer selling day in the first quarter of 2019 compared to the prior year period. On a per day basis, the organic growth rate was 0.1%. This relatively low growth rate was impacted by (i) lower revenue in our aviation and glass businesses, which had unfavorable effects on organic growth of 0.8% and 0.7%, respectively, and (ii) collision and liability related auto claims being 2.6% lower in the first quarter of 2019, which adversely impacted volume in our wholesale operations. Additionally, our North America segment generated a 6.5% organic growth rate for parts and services revenue in the first quarter of 2018, due in part to severe winter weather conditions. Facing a strong comparable period and with less favorable weather conditions in the first quarter of 2019, organic parts and services revenue growth was below our historical average.

(2)
The $10 million year over year organic decrease in other revenue primarily related to (i) a $13 million decrease in revenue from scrap steel and other metals primarily related to lower prices, partially offset by increased volumes, and (ii) a $2 million decrease in core revenue primarily related to decreased volumes, partially offset by (iii) a $5 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices, partially offset by decreased volumes.

(3)
Acquisition related growth in the first quarter of 2019 reflected revenue from our acquisition of four wholesale businesses since the beginning of 2018 through the one-year anniversary of the acquisitions.

Segment EBITDA. Segment EBITDA decreased $1 million, or 0.6%, in the first quarter of 2019 compared to the first quarter of the prior year. Sequential decreases in scrap steel prices in our salvage and self service operations had an unfavorable impact of $4 million on North America Segment EBITDA during the three months ended March 31, 2019, compared to a $13 million positive impact on the three months ended March 31, 2018. This unfavorable impact resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2018	13.4%
Increase (decrease) due to:
Change in gross margin	0.9%	(1)
Change in segment operating expenses	(1.0)%	(2)
Change in other expense, net and net income (loss) attributable to noncontrolling interest	0.3%	(3)
Segment EBITDA for the three months ended March 31, 2019	13.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin primarily reflected a favorable impact of 1.3% from our wholesale operations, partially offset by an unfavorable impact of 0.4% from our self service operations. The increase in wholesale gross margin is primarily attributable to ongoing pricing initiatives. The decrease in self service gross margin was primarily attributable to sequential decreases in scrap steel prices as higher cost vehicles, which were purchased in the fourth quarter of 2018 during a period of higher scrap prices, were scrapped.

(2)
The increase in segment operating expenses as a percentage of revenue reflects an approximate 0.6% negative leverage effect resulting from the year over year decline in revenue. Having one fewer selling day in the first quarter of 2019 increased the expense as a percentage of revenue of fixed costs, such as facility rental expenses and administrative personnel salaries. The decline in other revenue of $11 million contributed to the negative leverage effect as incremental scrap revenue does not require additional overhead costs, such as commissions and delivery costs, thus creating a dilutive impact to margin in periods with declining scrap revenue. The remaining increase of 0.4% primarily related to higher expenses in rent related to expansions and renewals and vehicle insurance premiums and claims.

(3)
The decrease in other expense, net and net income (loss) attributable to noncontrolling interest primarily reflected a favorable impact of 0.3% due to $3 million of proceeds received in the first quarter of 2019 related to an insurance settlement.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three months ended March 31,		Percentage Change in Revenue
Europe	2019	2018	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,440,841	$1,037,046	1.3%	44.9%	(7.3)%	38.9%
Other revenue	4,700	3,384	3.0%	45.1%	(9.2)%	38.9%
Total third party revenue	$1,445,541	$1,040,430	1.3%	44.9%	(7.3)%	38.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services revenue growth for the quarter was affected by softening economic conditions across the continent. Additionally, we believe the U.K.'s potential exit from the European Union continues to have a negative impact on the overall U.K. market. Warmer weather also negatively impacted some markets. Selling days differ by market, but, on average, we had a lower number of selling days in our Europe segment in the first three months of 2019 than in the prior year period. On a per day basis, organic parts and services revenue growth was 2.1%. Each of our primary European platforms, with the exception of Stahlgruber, which was not included in the organic growth calculation in the first quarter of 2019, produced per day growth rates near the segment figure.

(2)	Acquisition related growth for the three months ended March 31, 2019 was $467 million, or 44.9%, primarily from our acquisition of Stahlgruber.

(3)
Compared to the prior year, exchange rates decreased our revenue growth by $76 million, or 7.3%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna during the first quarter of 2019 relative to the first quarter of 2018.

Segment EBITDA. Segment EBITDA increased $30 million, or 39.4%, in the first quarter of 2019 compared to the first quarter of the prior year. Our Europe Segment EBITDA included a negative year over year impact of $6 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the first quarter of 2018. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $35 million, or 46.8%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended March 31, 2019.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2018	7.3%
Increase (decrease) due to:
Change in gross margin	0.9%	(1)
Change in segment operating expenses	(0.6)%	(2)
Change in other expense, net and net income (loss) attributable to noncontrolling interest	(0.3)%	(3)
Segment EBITDA for the three months ended March 31, 2019	7.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin was due to (i) a 0.5% favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment, (ii) a 0.3% increase related to our U.K. operations primarily as a result of decreased inventory write-downs and decreased costs related to the national distribution facility, which had replenishment issues and related stock availability issues in the first quarter of 2018 that led to some temporary service issues and increased labor costs to manually stock and receive product, partially offset by higher customer incentives in the first quarter of 2019, and (iii) several individually immaterial factors that had a favorable impact of 0.1% in the aggregate.

(2)	The increase in segment operating expenses as a percentage of revenue was primarily due to a 1.0% increase in personnel expenses principally as a result of (i) negative leverage effect, as personnel costs grew at a greater rate than organic revenue, and (ii) increased headcount in our Eastern European operations as new branches were opened, as well as wage inflation due to low unemployment in the region. The unfavorable effect was partially offset by a 0.4% decrease in other segment operating expenses, primarily due to a 0.2% decrease in third party freight and facility expenses, principally due to a decreased use of third party freight in our U.K. operations.

(3)	The 0.3% increase in other expense, net and net income (loss) attributable to noncontrolling interest was primarily due to foreign currency losses.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three months ended March 31,		Percentage Change in Revenue
Specialty	2019	2018	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$352,556	$350,674	1.0%	—%	(0.4)%	0.5%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$352,556	$350,674	1.0%	—%	(0.4)%	0.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was primarily due to higher volumes across both our automotive and RV businesses, largely due to expansion of our product line coverage, strong exclusive line performance, and continued roll-out of new product applications for new model year vehicles. Organic growth in parts and services revenue for our Specialty segment on a per day basis was 2.6% as there was one fewer selling day in the first quarter of 2019 compared to the prior year period.

Segment EBITDA. Segment EBITDA decreased $4 million, or 9.6%, in the first quarter of 2019 compared to the prior year first quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2018	11.9%
(Decrease) increase due to:
Change in gross margin	(1.6)%	(1)
Change in segment operating expenses	0.5%	(2)
Change in other expense, net	(0.1)%
Segment EBITDA for the three months ended March 31, 2019	10.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflects unfavorable impacts of (i) 1.2% of higher product costs due to non-recurring benefits from supplier discounts resulting from strategic purchasing efforts in the fourth quarter of 2017, which had a favorable impact on the first quarter of 2018 as they were recognized over a turn of inventory, and (ii) 0.5% due to higher customer incentives and higher capitalized overhead expenses as a result of warehouse expansion projects that were completed in the second half of 2018.

(2)
The decrease in segment operating expenses reflects favorable impacts of (i) 0.2% in personnel costs primarily due to reduced headcount, (ii) 0.2% in advertising expenses primarily due to decreased spending for catalogs and trade shows, and (iii) several individually immaterial factors that had a favorable impact of 0.3% in the aggregate, partially offset by (iv) a 0.2% increase in facility expenses due to higher rent and property taxes as a result of the aforementioned warehouse expansion projects in 2018.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$316,066	$331,761	$245,679
Total debt (1)	4,264,148	4,347,697	3,339,088
Current maturities (2)	136,572	122,117	145,143
Capacity under credit facilities (3)	3,260,000	3,260,000	2,850,000
Availability under credit facilities (3)	1,751,902	1,697,698	1,512,671
Total liquidity (cash and cash equivalents plus availability under credit facilities)	2,067,968	2,029,459	1,758,350

(1)
Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $35 million, $37 million, and $26 million as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively).

(2)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of immaterial amounts as of March 31, 2019 and December 31, 2018, and $3 million as of March 31, 2018).

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
As of March 31, 2019, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2024, composed of term loans totaling $350 million ($348 million outstanding at March 31, 2019) and $3.15 billion in revolving credit ($1.4 billion outstanding at March 31, 2019), bearing interest at variable rates (although a portion of the outstanding debt is hedged through interest rate swap contracts), with availability reduced by $65 million of amounts outstanding under letters of credit

•	U.S. Notes (2023) totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes (2024) totaling $561 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Euro Notes (2026/28) totaling $1.1 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate

•
Receivables securitization facility with availability up to $110 million ($80 million outstanding as of March 31, 2019), maturing in November 2021 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as (i) our November 2018 amendment to our senior secured credit facility and (ii) the issuance of the Euro Notes (2026/28) in April 2018 related to the Stahlgruber acquisition. Given the long-term nature of our investment in Stahlgruber, combined with favorable interest rates, we decided to fund the acquisition primarily through long-term, fixed rate notes. We believe this approach provides financial flexibility to execute our long-term growth strategy while maintaining availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of March 31, 2019, we had approximately $1.8 billion available under our credit facilities. Combined with approximately $316 million of cash and cash equivalents at March 31, 2019, we had approximately $2.1 billion in available liquidity, an increase of $39 million over our available liquidity as of December 31, 2018.

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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, in 2016 and 2018, we entered into cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at March 31, 2019 was 1.8%. Including our senior notes and the borrowings under our receivables securitization program, our overall weighted average interest rate on borrowings was 3.1% at March 31, 2019.
Cash interest payments were $14 million for the three months ended March 31, 2019; these payments will increase by approximately $46 million in the second quarter of 2019 as a result of our semi-annual interest payments on our U.S. Notes (2023), Euro Notes (2024) and Euro Note (2026/28). Interest payments on our U.S. Notes (2023) are made in May and November, and interest payments on our Euro Notes (2024) and Euro Notes (2026/28) are scheduled for April and October.
We had outstanding credit agreement borrowings of $1.7 billion at March 31, 2019 and December 31, 2018, respectively. Of these amounts, $11 million and $9 million was classified as current maturities at March 31, 2019 and December 31, 2018, respectively.
The scheduled maturities of long-term obligations, inclusive of finance lease obligations, outstanding at March 31, 2019 are as follows (in thousands):

Nine months ending December 31, 2019:	$123,058
Years ending December 31:
2020	52,547
2021	108,895
2022	25,889
2023	621,309
Thereafter	3,332,450
Total debt (1)	$4,264,148

(1)	The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $35 million as of March 31, 2019).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of March 31, 2019.
The following summarizes our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of March 31, 2019:

	Covenant Level	Ratio Achieved as of March 31, 2019
Maximum net leverage ratio	4.5:1.0	2.9
Minimum interest coverage ratio	3.0:1.0	9.1

The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
As of March 31, 2019, the Company had cash and cash equivalents of $316 million, of which $238 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Act and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the new 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change
North America	$336,100	$358,800	$(22,700)	(1)
Europe	938,700	667,100	271,600	(2)
Specialty	250,600	274,000	(23,400)	(3)
Total	$1,525,400	$1,299,900	$225,500

(1)	In North America, aftermarket purchases during the three months ended March 31, 2019 decreased compared to the prior year period primarily as a result of an increased focus on inventory reduction.

(2)
In our Europe segment, the increase in purchases during the three months ended March 31, 2019 was primarily driven by (i) a $340 million increase attributable to incremental inventory purchases as a result of our acquisition of Stahlgruber in the second quarter of 2018, partially offset by (ii) a $16 million decrease attributable to our U.K operations primarily due to inventory reduction efforts. There was also a decrease of $48 million in inventory purchases driven by the decrease in the value of the euro and pound sterling in the three months ended March 31, 2019 compared to the prior year period.

(3)	Specialty inventory purchases decreased $23 million during the three months ended March 31, 2019 compared to the prior year period primarily as a result of an increased focus on inventory reduction.
The following table sets forth a summary of our global wholesale salvage and self service procurement for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018	% Change
North America wholesale salvage cars and trucks	74	73	1.4%
Europe wholesale salvage cars and trucks	8	8	—%
Self service and "crush only" cars	139	141	(1.4)%
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the three months ended March 31, 2018	$145
Increase (decrease) due to:
Operating income	(4)	(1)
Non-cash depreciation and amortization expense	15	(2)
Impairment of net assets held for sale	15	(3)
Cash paid for taxes	4
Working capital accounts: (4)
Accounts receivable	(75)
Inventory	67
Accounts payable	(1)
Other operating activities	11	(5)
Net cash provided by operating activities for the three months ended March 31, 2019	$177

(1)	Refer to the Results of Operations - Consolidated section for further information on the decrease in operating income.

(2)	Non-cash depreciation and amortization expense increased compared to the prior year period as discussed in the Results of Operations - Consolidated section.

(3)
In the first quarter of 2019, we recorded an impairment charge on net assets held for sale. See "Net Assets Held for Sale" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge.

(4)
Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period. The increased outflow related to accounts receivable is primarily attributable to Europe, mostly due to Stahlgruber. The timing of customer rebate settlements in the first quarter, and to a lesser extent, the unwind of a receivables factoring program produced an outflow of approximately $60 million for Stahlgruber that wasn't present in 2018, as the acquisition closed in May. Inventory produced a large inflow for 2019 because of active inventory management as described in the procurement section above.

(5)	Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $58 million for the three months ended March 31, 2019, compared to $65 million of cash used in investing activities during the three months ended March 31, 2018. We invested $5 million of cash, net of cash acquired, in business acquisitions during the three months ended March 31, 2019 compared to $3 million during the three months ended March 31, 2018. Property, plant and equipment purchases were $53 million in the first quarter of 2019 compared to $62 million in the prior year period. The period over period decrease in cash outflows for purchases of property, plant and equipment was primarily related to our Europe segment.
Net cash used in financing activities totaled $133 million for the three months ended March 31, 2019, compared to $118 million during the three months ended March 31, 2018. During the three months ended March 31, 2019, net repayments under our credit facilities totaled $60 million compared to $124 million during the three months ended March 31, 2018. We repurchased $70 million of our common stock in the first quarter of 2019; we did not repurchase any shares in the comparable period of 2018.
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

Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 50.3% and 47.9% of our revenue during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.0% change in our consolidated revenue and a 2.9% change in our operating income for the three months ended March 31, 2019. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2019 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of March 31, 2019, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £254 million, €181 million, CAD $130 million, and SEK 275 million under our revolving credit facilities. As of December 31, 2018, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £290 million, €163 million, CAD $130 million, and SEK 275 million under our revolving credit facilities.
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
As of March 31, 2019, we held eight interest rate swap contracts representing a total of $480 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of March 31, 2019, the fair value of the interest rate swap contracts was an asset of $11 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of March 31, 2019 we held five cross currency swap agreements for a total notional amount of $570 million (€526 million) with maturity dates in October 2019, October 2020, and January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; MUFG; and SunTrust Bank). As of March 31, 2019, the fair value of the interest rate swap components of the cross currency swaps was an asset of $5 million and a liability of $1 million, and the fair value of the foreign currency forward components was an asset of $5 million and a liability of $29 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 59% of our variable rate debt under our credit facilities at fixed rates at March 31, 2019 compared to 57% at December 31, 2018. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging

Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At March 31, 2019, we had approximately $741 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $7 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended March 31, 2019 has decreased 9% over the average for the fourth quarter of 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, the Company implemented controls and processes relating to its adoption of the new lease accounting standard, ASC 842, which the Company adopted as of January 1, 2019. The Company implemented new internal controls over financial reporting related to the adoption process, including over its use of a new company-wide lease system.
There were no other changes in the Company's internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2018 Form 10-K for information concerning risks and uncertainties that could negatively impact us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
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
The following table summarizes our stock repurchases for the three months ended March 31, 2019 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	1,000	$25.76	1,000	$414,236
February 1, 2019 - February 28, 2019	950	$26.95	950	388,635
March 1, 2019 - March 31, 2019	693	$27.54	693	369,538
Total	2,643		2,643

Item 6. Exhibits
Exhibits
(b) Exhibits

10.1	Form of LKQ Corporation Restricted Stock Unit Agreement.
10.2	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award).
10.3	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award).
10.4	Form of LKQ Corporation Annual Cash Bonus Award Memorandum.
10.5	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum.
10.6	LKQ Corporation Cash Incentive Plan.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2019.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)