Form 10-Q
period 2019-06-30
LKQ CORP
filed 2019-08-02
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 000-50404
____________________________
LKQ CORPORATION
(Exact name of registrant as specified in its charter)
____________________________

Delaware		36-4215970
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

500 West Madison Street,	Suite 2800
Chicago	Illinois	60661
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (312) 621-1950
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	LKQ	NASDAQ	Global Select Market
________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At July 26, 2019, the registrant had outstanding an aggregate of 308,205,030 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$3,248,173	$3,030,751	$6,348,476	$5,751,515
Cost of goods sold	2,000,986	1,868,872	3,893,025	3,535,665
Gross margin	1,247,187	1,161,879	2,455,451	2,215,850
Selling, general and administrative expenses	898,368	826,044	1,794,900	1,592,935
Restructuring and acquisition related expenses	8,377	15,878	11,684	19,932
Impairment of net assets held for sale	33,497	—	48,520	—
Depreciation and amortization	70,834	63,163	141,836	119,621
Operating income	236,111	256,794	458,511	483,362
Other expense (income):
Interest expense, net of interest income	35,884	38,272	71,973	66,787
Other (income) expense, net	(5,733)	427	(9,584)	(2,455)
Total other expense, net	30,151	38,699	62,389	64,332
Income from continuing operations before provision for income taxes	205,960	218,095	396,122	419,030
Provision for income taxes	55,825	60,775	107,375	110,359
Equity in earnings (losses) of unconsolidated subsidiaries	1,572	546	(37,977)	1,958
Income from continuing operations	151,707	157,866	250,770	310,629
Net income from discontinued operations	398	—	398	—
Net income	152,105	157,866	251,168	310,629
Less: net income attributable to continuing noncontrolling interest	1,352	859	2,367	662
Less: net income attributable to discontinued noncontrolling interest	192	—	192	—
Net income attributable to LKQ stockholders	$150,561	$157,007	$248,609	$309,967

Basic earnings per share: (1)
Income from continuing operations	$0.49	$0.51	$0.80	$1.00
Net income from discontinued operations	0.00	—	0.00	—
Net income	0.49	0.51	0.80	1.00
Less: net income attributable to continuing noncontrolling interest	0.00	0.00	0.01	0.00
Less: net income attributable to discontinued noncontrolling interest	0.00	—	0.00	—
Net income attributable to LKQ stockholders	$0.48	$0.50	$0.79	$1.00

Diluted earnings per share: (1)
Income from continuing operations	$0.49	$0.50	$0.80	$0.99
Net income from discontinued operations	0.00	—	0.00	—
Net income	0.49	0.50	0.80	0.99
Less: net income attributable to continuing noncontrolling interest	0.00	0.00	0.01	0.00
Less: net income attributable to discontinued noncontrolling interest	0.00	—	0.00	—
Net income attributable to LKQ stockholders	$0.48	$0.50	$0.79	$0.99

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$152,105	$157,866	$251,168	$310,629
Less: net income attributable to continuing noncontrolling interest	1,352	859	2,367	662
Less: net income attributable to discontinued noncontrolling interest	192	—	192	—
Net income attributable to LKQ stockholders	150,561	157,007	248,609	309,967

Other comprehensive income (loss):
Foreign currency translation, net of tax	5,602	(105,164)	(4,293)	(56,679)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(5,650)	2,406	(8,387)	5,660
Net change in unrealized gains/losses on pension plans, net of tax	28	(807)	219	(1,428)
Net change in other comprehensive income (loss) from unconsolidated subsidiaries	2,321	2,122	(1,142)	1,517
Other comprehensive income (loss)	2,301	(101,443)	(13,603)	(50,930)

Comprehensive income	154,406	56,423	237,565	259,699
Less: comprehensive income attributable to continuing noncontrolling interest	1,352	859	2,367	662
Less: comprehensive income attributable to discontinued noncontrolling interest	192	—	192	—
Comprehensive income attributable to LKQ stockholders	$152,862	$55,564	$235,006	$259,037

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$375,967	$331,761
Receivables, net	1,285,802	1,154,083
Inventories	2,650,138	2,836,075
Prepaid expenses and other current assets	319,942	199,030
Total current assets	4,631,849	4,520,949
Property, plant and equipment, net	1,206,690	1,220,162
Operating lease assets, net	1,294,541	—
Intangible assets:
Goodwill	4,409,925	4,381,458
Other intangibles, net	880,123	928,752
Equity method investments	133,154	179,169
Other noncurrent assets	147,954	162,912
Total assets	$12,704,236	$11,393,402
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,031,952	$942,398
Accrued expenses:
Accrued payroll-related liabilities	171,650	172,005
Refund liability	106,612	104,585
Other accrued expenses	309,734	288,425
Other current liabilities	134,855	61,109
Current portion of operating lease liabilities	219,502	—
Current portion of long-term obligations	132,641	121,826
Total current liabilities	2,106,946	1,690,348
Long-term operating lease liabilities, excluding current portion	1,122,276	—
Long-term obligations, excluding current portion	3,919,902	4,188,674
Deferred income taxes	303,179	311,434
Other noncurrent liabilities	342,185	364,194
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 319,010,278 shares issued and 309,695,052 shares outstanding at June 30, 2019; 318,417,821 shares issued and 316,146,114 shares outstanding at December 31, 2018	3,190	3,184
Additional paid-in capital	1,429,129	1,415,188
Retained earnings	3,847,485	3,598,876
Accumulated other comprehensive loss	(188,553)	(174,950)
Treasury stock, at cost; 9,315,226 shares at June 30, 2019 and 2,271,707 shares at December 31, 2018	(250,762)	(60,000)
Total Company stockholders' equity	4,840,489	4,782,298
Noncontrolling interest	69,259	56,454
Total stockholders' equity	4,909,748	4,838,752
Total liabilities and stockholders' equity	$12,704,236	$11,393,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$251,168	$310,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,361	129,504
Impairment of Mekonomen equity method investment	39,551	—
Impairment of net assets held for sale	48,520	—
Stock-based compensation expense	13,659	11,844
Other	(3,516)	4,356
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(149,052)	(112,178)
Inventories	131,229	(12,777)
Prepaid income taxes/income taxes payable	25,967	6,090
Accounts payable	96,888	(25,380)
Other operating assets and liabilities	31,629	16,581
Net cash provided by operating activities	638,404	328,669
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(101,268)	(115,421)
Acquisitions, net of cash acquired	(14,767)	(1,135,970)
Other investing activities, net	(735)	2,174
Net cash used in investing activities	(116,770)	(1,249,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(35)	(16,759)
Proceeds from issuance of Euro Notes (2026/28)	—	1,232,100
Purchase of treasury stock	(190,762)	—
Borrowings under revolving credit facilities	312,880	613,658
Repayments under revolving credit facilities	(471,439)	(766,597)
Repayments under term loans	(4,375)	(8,810)
Borrowings under receivables securitization facility	36,600	—
Repayments under receivables securitization facility	(146,600)	—
Repayments of other debt, net	(8,367)	(2,444)
Other financing activities, net	110	3,195
Net cash (used in) provided by financing activities	(471,988)	1,054,343
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(102)	(68,359)
Net increase in cash, cash equivalents and restricted cash	49,544	65,436
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	337,250	279,766
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	386,794	345,202
Less: Cash and cash equivalents of discontinued operations, end of period	5,372	—
Cash, cash equivalents and restricted cash, end of period	$381,422	$345,202

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$375,967	$345,202
Restricted cash included in Other noncurrent assets	5,455	—
Cash, cash equivalents and restricted cash, end of period	$381,422	$345,202

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$88,001	$110,745
Interest	75,259	55,768
Supplemental disclosure of noncash investing and financing activities:
Stock issued in acquisitions	$—	$251,334
Noncash property, plant and equipment additions	14,227	7,004
Notes payable and other financing obligations, including notes issued, debt assumed and settlement of pre-existing balances in connection with business acquisitions	45,420	65,460
Contingent consideration liabilities	5,377	34

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders' Equity (In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, April 1, 2019	318,889	$3,189	(4,915)	$(130,462)	$1,420,685	$3,696,924	$(190,854)	$57,292	$4,856,774
Net income	—	—	—	—	—	150,561	—	1,544	152,105
Other comprehensive income	—	—	—	—	—	—	2,301	—	2,301
Purchase of treasury stock	—	—	(4,400)	(120,300)	—	—	—	—	(120,300)
Vesting of restricted stock units, net of shares withheld for employee tax	68	1	—	—	(78)	—	—	—	(77)
Stock-based compensation expense	—	—	—	—	7,986	—	—	—	7,986
Exercise of stock options	53	0	—	—	536	—	—	—	536
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	162	162
Acquired noncontrolling interest (1)	—	—	—	—	—	—	—	10,261	10,261
BALANCE, June 30, 2019	319,010	$3,190	(9,315)	$(250,762)	$1,429,129	$3,847,485	$(188,553)	$69,259	$4,909,748

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders' Equity (In thousands)

	LKQ Stockholders
	Common Stock			Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares		Amount	Shares	Amount
BALANCE, January 1, 2019	318,418		$3,184	(2,272)	$(60,000)	$1,415,188	$3,598,876	$(174,950)	$56,454	$4,838,752
Net income	—		—	—	—	—	248,609	—	2,559	251,168
Other comprehensive loss	—		—	—	—	—		(13,603)		(13,603)
Purchase of treasury stock	—		—	(7,043)	(190,762)	—	—	—	—	(190,762)
Vesting of restricted stock units, net of shares withheld for employee tax	371		4	—	—	(1,158)	—	—	—	(1,154)
Stock-based compensation expense	—		—	—	—	13,659	—	—	—	13,659
Exercise of stock options	236		2	—	—	1,868	—	—	—	1,870
Tax withholdings related to net share settlements of stock-based compensation awards	(15)	—	—	—	—	(428)	—	—	—	(428)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—		—	—	—	—	—	—	(15)	(15)
Acquired noncontrolling interest (1)	—		—	—	—	—	—	—	10,261	10,261
BALANCE, June 30, 2019	319,010		$3,190	(9,315)	$(250,762)	$1,429,129	$3,847,485	$(188,553)	$69,259	$4,909,748

(1) The amount acquired during 2019 relates to discontinued operations. See Note 3, "Discontinued Operations," for further details.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders' Equity (In thousands)

	LKQ Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, April 1, 2018	309,631	$3,096	$1,146,391	$3,271,718	$(14,618)	$12,394	$4,418,981
Net income	—	—	—	157,007	—	859	157,866
Other comprehensive loss	—	—	—	—	(101,443)	—	(101,443)
Stock issued in acquisitions	8,056	81	251,253	—	—	—	251,334
Vesting of restricted stock units, net of shares withheld for employee tax	44	—	(381)	—	—	—	(381)
Stock-based compensation expense	—	—	5,862	—	—	—	5,862
Exercise of stock options	95	1	666	—	—	—	667
Shares withheld for net share settlement of stock option awards	(5)	—	(161)	—	—	—	(161)
Acquired noncontrolling interest	—	—	—	—	—	44,250	44,250
BALANCE, June 30, 2018	317,821	$3,178	$1,403,630	$3,428,725	$(116,061)	$57,503	$4,776,975

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders' Equity (In thousands)

	LKQ Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares Issued	Amount
BALANCE, January 1, 2018	309,127	$3,091	$1,141,451	$3,124,103	$(70,476)	$8,484	$4,206,653
Net income	—	—	—	309,967	—	662	310,629
Other comprehensive loss	—	—	—	—	(50,930)	—	(50,930)
Stock issued in acquisitions	8,056	81	251,253	—	—	—	251,334
Vesting of restricted stock units, net of shares withheld for employee tax	344	3	(2,780)	—	—	—	(2,777)
Stock-based compensation expense	—	—	11,844	—	—	—	11,844
Exercise of stock options	321	3	2,919	—	—	—	2,922
Shares withheld for net share settlement of stock option awards	(27)	—	(1,057)	—	—	—	(1,057)
Adoption of ASU 2018-02 (see Note 9)	—	—	—	(5,345)	5,345	—	—
Capital contributions from noncontrolling interest shareholder	—	—	—	—	—	4,107	4,107
Acquired noncontrolling interest	—	—	—	—	—	44,250	44,250
BALANCE, June 30, 2018	317,821	$3,178	$1,403,630	$3,428,725	$(116,061)	$57,503	$4,776,975

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.	Interim Financial Statements
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

Note 2. Business Combinations
During the six months ended June 30, 2019, we completed five acquisitions, including one wholesale business and one self service business in North America, and three wholesale businesses in Europe. These acquisitions were not material to our results of operations or financial position as of and for the three and six months ended June 30, 2019. Total acquisition date fair value of the consideration for our acquisitions for the six months ended June 30, 2019 was $48 million, composed of $17 million of cash paid (net of cash acquired), $5 million for the estimated value of contingent payments to former owners (with maximum payments totaling $7 million), $1 million of other purchase price obligations (non-interest bearing), $21 million of notes payable, and $4 million of pre-existing balances considered to be effectively settled as a result of the acquisitions. In addition, we assumed $8 million of existing debt as of the acquisition dates.
On May 30, 2018, we acquired Stahlgruber GmbH ("Stahlgruber"), a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia, with further sales to Switzerland. Total acquisition date fair value of the consideration for our Stahlgruber acquisition was €1.2 billion ($1.4 billion), composed of €1.0 billion ($1.1 billion) of cash paid (net of cash acquired), and €215 million ($251 million) of newly issued shares of LKQ common stock. We financed the acquisition with the proceeds from €1.0 billion ($1.2 billion) of senior notes, the direct issuance to Stahlgruber's owner of 8,055,569 newly issued shares of LKQ common stock, and borrowings under our existing revolving credit facility. We recorded $915 million ($908 million in 2018 and $7 million of adjustments in the six months ended June 30, 2019) of goodwill related to our acquisition of Stahlgruber.
On May 3, 2018, the European Commission cleared the acquisition of Stahlgruber for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of Stahlgruber’s Czech Republic wholesale business was referred to the Czech Republic competition authority for review. On May 10, 2019, the Czech Republic competition authority approved our acquisition of Stahlgruber’s Czech Republic wholesale business subject to the requirement that we divest certain of the acquired locations. We acquired Stahlgruber’s Czech Republic wholesale business on May 29, 2019 and decided to divest all of the acquired locations. We immediately classified the business as discontinued operations because the business was never integrated into our Europe segment; see Note 3, "Discontinued Operations" for further information. The Czech Republic wholesale business represents an immaterial portion of Stahlgruber's revenue and profitability. There was no additional consideration beyond the previously remitted amounts for the Stahlgruber transaction required to complete the acquisition of the Czech Republic wholesale business.
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

Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the six months ended June 30, 2019 and the last six months of the year ended December 31, 2018 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
During the second quarter of 2019, the measurement period adjustments recorded for acquisitions completed in prior periods were not material. The income statement effect of these measurement period adjustments that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial.
The purchase price allocations for the acquisitions completed during the year ended December 31, 2018 are as follows (in thousands):

	Year Ended
	December 31, 2018
	Stahlgruber	Other Acquisitions (1)	Total
Receivables	$144,826	$19,171	$163,997
Receivable reserves	(2,818)	(918)	(3,736)
Inventories	380,238	14,021	394,259
Prepaid expenses and other current assets	10,970	1,851	12,821
Property, plant and equipment	271,292	5,711	277,003
Goodwill	908,253	64,637	972,890
Other intangibles	285,255	35,159	320,414
Other noncurrent assets	16,625	37	16,662
Deferred income taxes	(78,130)	(5,285)	(83,415)
Current liabilities assumed	(346,788)	(20,116)	(366,904)
Debt assumed	(79,925)	(4,875)	(84,800)
Other noncurrent liabilities assumed (2)	(80,824)	(10,306)	(91,130)
Noncontrolling interest	(44,110)	—	(44,110)
Contingent consideration liabilities	—	(3,107)	(3,107)
Other purchase price obligations	(6,084)	3,623	(2,461)
Stock issued	(251,334)	—	(251,334)
Notes issued	—	(11,347)	(11,347)
Gains on bargain purchases (3)	—	(2,418)	(2,418)
Settlement of other purchase price obligations (non-interest bearing)	—	1,711	1,711
Cash used in acquisitions, net of cash and restricted cash acquired	$1,127,446	$87,549	$1,214,995

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
The acquisition of Stahlgruber expanded LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, the acquisition of Stahlgruber allows for continued improvement in procurement, logistics and infrastructure optimization. The primary objectives of our other acquisitions made during the six months ended June 30, 2019 and the year ended December 31, 2018 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths.
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
The following pro forma summary presents the effect of the businesses acquired during the six months ended June 30, 2019 as though the businesses had been acquired as of January 1, 2018, and the businesses acquired during the year ended December 31, 2018 as though they had been acquired as of January 1, 2017. We have excluded the May 29, 2019 acquisition of the Czech Republic wholesale business as the business was never integrated into our Europe segment. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue, as reported	$3,248,173	$3,030,751	$6,348,476	$5,751,515
Revenue of purchased businesses for the period prior to acquisition:
Stahlgruber	—	325,871	—	815,405
Other acquisitions	1,417	47,680	16,481	99,837
Pro forma revenue	$3,249,590	$3,404,302	$6,364,957	$6,666,757

Income from continuing operations, as reported (1)	$151,707	$157,866	$250,770	$310,629
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Stahlgruber	3,042	7,217	6,116	8,490
Other acquisitions	353	1,502	1,990	3,106
Acquisition related expenses, net of tax (2)	100	11,779	324	13,305
Pro forma income from continuing operations	155,202	178,364	259,200	335,530
Less: Net income attributable to continuing noncontrolling interest, as reported	1,352	859	2,367	662
Less: Pro forma net income attributable to continuing noncontrolling interest	—	2,271	—	2,799
Pro forma net income from continuing operations attributable to LKQ stockholders (3)	$153,850	$175,234	$256,833	$332,069

(1)	2018 amounts include interest expense for the period from April 9, 2018 through June 30, 2018 recorded on the senior notes issued in connection with our acquisition of Stahlgruber.

(2)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.

(3)	Excludes our acquisition of the Czech Republic wholesale business which is classified as discontinued operations.
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

Note 3. Discontinued Operations
As described in Note 2, "Business Combinations," we classified the acquired Stahlgruber Czech Republic wholesale business as discontinued operations. We intend to divest the business within the next year, and thus, the net assets are reflected on the Unaudited Condensed Consolidated Balance Sheet at the lower of fair value less cost to sell or carrying value. As of June 30, 2019, the assets held for sale, liabilities held for sale, and noncontrolling interest are recorded within Prepaid expenses and other current assets, Other current liabilities, and Noncontrolling interest, respectively, on the Unaudited Condensed Consolidated Balance Sheet. As of the acquisition date, we acquired $5 million of cash and assumed $6 million of existing debt.
Fair value was based on the estimated selling price, with factors including projected market multiples and any reasonable offers. Due to the uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in the Company's analysis. The inputs utilized in the fair value estimate are classified as Level 3 within the fair value hierarchy. The fair value of the net assets was measured on a non-recurring basis as of June 30, 2019.

Note 4. Financial Statement Information
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts, which was approximately $52 million and $57 million at June 30, 2019 and December 31, 2018, respectively.
Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Aftermarket and refurbished products	$2,181,873	$2,309,458
Salvage and remanufactured products	441,579	503,199
Manufactured products	26,686	23,418
Total inventories (1)	$2,650,138	$2,836,075

(1)	As of June 30, 2019, $61 million of inventory was included in assets held for sale. Refer to the "Net Assets Held for Sale" section for further information.
Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of June 30, 2019, manufactured products inventory was composed of $18 million of raw materials, $3 million of work in process, and $6 million of finished goods. As of December 31, 2018, manufactured products inventory was composed of $17 million of raw materials, $2 million of work in process, and $4 million of finished goods.
Net Assets Held for Sale
During the first half of 2019, we committed to plans to sell certain businesses in our North America and Europe segments. As a result, these businesses were classified as net assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value, resulting in total impairment charges of $33 million and $49 million during the three and six months ended June 30, 2019, respectively, which were recorded within Impairment of net assets held for sale in the Unaudited Condensed Consolidated Statement of Income.

Excluding the Stahlgruber Czech Republic wholesale business discussed in Note 3, "Discontinued Operations," as of June 30, 2019, there were $56 million of assets held for sale, including $5 million of goodwill that was reclassified as held for sale related to our Europe segment, and $17 million of liabilities held for sale, which are recorded within Prepaid expenses and other current assets and Other current liabilities, respectively, on the Unaudited Condensed Consolidated Balance Sheet. We expect these businesses to be disposed of during the next twelve months. The businesses do not meet the requirements to be considered discontinued operations. These businesses generated annualized revenue of approximately $165 million during the twelve-month period ended June 30, 2019.
We are required to record net assets of our held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values were based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for our discounted cash flow analysis of the businesses were based on projecting revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, factors included projected market multiples and any reasonable offers. Due to the uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in the Company's analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-recurring basis as of June 30, 2019.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $133 million and $179 million as of June 30, 2019 and December 31, 2018, respectively. On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen AB ("Mekonomen") for an aggregate purchase price of $181 million. In October 2018, we acquired an additional $48 million of equity in Mekonomen at a discounted share price as part of its rights issue, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of June 30, 2019, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $5 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag. We recorded equity in earnings of $3 million and an equity loss of $37 million during the three and six months ended June 30, 2019, respectively, and equity in earnings of $1 million and $2 million during the three and six months ended June 30, 2018, respectively, related to our investment in Mekonomen, including adjustments to convert the results to GAAP and to recognize the impact of our purchase accounting adjustments and the other-than-temporary impairment (three months ended March 31, 2019 only) described below. In May 2018, we received a cash dividend of $8 million (SEK 67 million) related to our investment in Mekonomen. Mekonomen announced in February 2019 that the Mekonomen Board of Directors has proposed no dividend payment in 2019. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at June 30, 2019 was $125 million (using the Mekonomen share price of SEK 77 as of June 30, 2019) compared to a carrying value of $110 million.
During the three months ended March 31, 2019, we recognized an other-than-temporary impairment of $40 million, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share price of SEK 65 as of March 31, 2019. The impairment charge is recorded in Equity in earnings (losses) of unconsolidated subsidiaries on our Unaudited Condensed Consolidated Statements of Income. Equity in losses and earnings from our investment in Mekonomen are reported in the Europe segment.
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
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2018	$23,262
Warranty expense	29,529
Warranty claims	(22,770)
Balance as of June 30, 2019	$30,021

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
Treasury Stock
On October 25, 2018, our Board of Directors authorized a stock repurchase program under which we may purchase up to $500 million of our common stock from time to time through October 25, 2021. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases. During the six months ended June 30, 2019, we repurchased 7.0 million shares of common stock for an aggregate price of $191 million. During 2018, we repurchased 2.3 million shares of common stock for an aggregate price of $60 million. As of June 30, 2019, there is $249 million of remaining capacity under our repurchase program. Repurchased shares are accounted for as treasury stock using the cost method.
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which removes, modifies, and adds certain disclosure requirements in ASC 820. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019; early adoption is permitted. We are in the process of evaluating the impact of this standard on our disclosures but do not currently believe that it will have a material impact.
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
North America	$1,165,482	$1,165,422	$2,321,180	$2,338,007
Europe	1,510,952	1,279,996	2,951,793	2,317,042
Specialty	410,263	411,633	762,819	762,307
Parts and services	3,086,697	2,857,051	6,035,792	5,417,356
Other	161,476	173,700	312,684	334,159
Total revenue	$3,248,173	$3,030,751	$6,348,476	$5,751,515

Parts and Services
Our parts revenue is generated from the sale of vehicle products including replacement parts, components and systems used in the repair and maintenance of vehicles and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Services revenue includes (i) additional services that are generally billed concurrently with the related product sales, such as the sale of service-type warranties, (ii) fees for admission to our self service yards, and (iii) diagnostic and repair services.
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
Our service-type warranties typically have service periods ranging from 6 months to 36 months. Under FASB Accounting Standards Codification Topic 606 ("ASC 606"), proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in thousands):

Balance as of January 1, 2019	$24,006
Additional warranty revenue deferred	21,241
Warranty revenue recognized	(19,171)
Balance as of June 30, 2019	$26,076

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
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration which includes returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $107 million and $57 million as of June 30, 2019, respectively and $105 million and $56 million as of December 31, 2018. The refund liability is presented separately on the balance sheet within current liabilities while the return asset is presented within prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives which are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $86 million and $103 million as of June 30, 2019 and December 31, 2018, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our unaudited condensed consolidated financial statements.

Note 6. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, were immaterial for the three and six months ended June 30, 2019.
Acquisition related expenses for the three and six months ended June 30, 2018 were $14 million and $16 million, respectively, which included external costs primarily related to our May 2018 acquisition of Stahlgruber.
Acquisition Integration Plans and Restructuring
During the three and six months ended June 30, 2019, we incurred $3 million and $6 million of restructuring expenses, respectively, related to our acquisition integration efforts. These expenses included approximately $1 million and $3 million for the three and six months ended June 30, 2019, respectively, related to the integration of our acquisition of Andrew Page Limited ("Andrew Page").
During the three and six months ended June 30, 2018, we incurred $2 million and $4 million of restructuring expenses, respectively. Restructuring expenses incurred during the three and six months ended June 30, 2018 were primarily related to the integration of our acquisition of Andrew Page. This integration included the closure of duplicate facilities and termination of employees.
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are currently expected to be approximately $15 million.
2019 Restructuring Program
In the second quarter, we began implementing a cost reduction initiative, covering all three of our reportable segments, designed to eliminate underperforming assets and cost ineffectiveness. We have incurred and expect to incur costs for employee severance and related employee termination benefits; lease exit costs, such as lease termination fees and accelerated amortization of operating lease assets; and other costs related to facility closures, such as moving expenses to relocate inventory and equipment.
During the three months ended June 30, 2019, we incurred $5 million of restructuring expense primarily related to employee severance and related termination benefits. We currently expect to incur additional expenses of between $20 million and $25 million through the end of 2020 to complete the program.

Note 7. Stock-Based Compensation
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we grant equity-based awards under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). We have granted restricted stock units ("RSUs"), stock options, and restricted stock under the Equity Incentive Plan. We expect to issue new or treasury shares of common stock to cover past and future equity grants.
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
Starting with our 2019 grants, participants who are eligible for retirement (defined as a voluntary separation of service from the Company after the participant has attained at least 60 years of age and completed at least five years of service) will continue to vest in their awards; if retirement occurs during the first year of the vesting period (for RSUs subject to a time-based vesting condition) or the first year of the performance period (for RSUs with a performance-based vesting condition), the participant vests in a prorated amount of the RSU grant based on the portion of the year employed. For our RSU grants prior to 2019, participants forfeit their unvested shares upon retirement.
The fair value of RSUs that vested during the six months ended June 30, 2019 was $11 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the six months ended June 30, 2019:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2019	1,475,682	$34.94
Granted	981,906	$27.86
Vested	(416,262)	$32.72
Forfeited / Canceled	(48,674)	$34.25
Unvested as of June 30, 2019	1,992,652	$31.93
Expected to vest after June 30, 2019	1,813,605	$31.97	2.9	$48,260

(1)
The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.

In 2019, we granted performance-based three-year RSUs ("PSUs") to certain employees, including our executive officers, under our Equity Incentive Plan. As these awards are performance-based, the exact number of shares to be paid out may be up to twice the grant amount, depending on the Company's performance and the achievement of certain performance metrics (adjusted earnings per share, average organic parts and services revenue growth, and average return on invested capital) over the three year period ending December 31, 2021. In 2019, we also granted an immaterial amount of performance-based RSUs to employees that have different performance metrics than those described above.
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the six months ended June 30, 2019:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2019	—	$—
Granted (2)	136,170	$27.69
Unvested as of June 30, 2019	136,170	$27.69
Expected to vest after June 30, 2019	136,170	$27.69	2.8	$3,623

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
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six years or ten years from the date they are granted. No options were granted during the six months ended June 30, 2019. No options vested during the six months ended June 30, 2019; all of our outstanding options are fully vested.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the six months ended June 30, 2019:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2019	1,051,494	$10.15
Exercised	(236,241)	$7.92		$4,324
Canceled	(7,037)	$16.45
Balance as of June 30, 2019	808,216	$10.75	0.5	$13,000
Exercisable as of June 30, 2019	808,216	$10.75	0.5	$13,000

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

Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs and PSUs totaled $8 million and $14 million for the three and six months ended June 30, 2019, respectively, and $6 million and $12 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, unrecognized compensation expense related to unvested RSUs and PSUs was $51 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from target.

Note 8. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income from continuing operations	$151,707	$157,866	$250,770	$310,629
Denominator for basic earnings per share—Weighted-average shares outstanding	311,891	312,556	313,460	311,045
Effect of dilutive securities:
RSUs	315	406	364	512
PSUs	—	—	—	—
Stock options	513	1,050	536	1,131
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	312,719	314,012	314,360	312,688
Basic earnings per share from continuing operations	$0.49	$0.51	$0.80	$1.00
Diluted earnings per share from continuing operations	$0.49	$0.50	$0.80	$0.99

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Antidilutive securities:
RSUs	559	575	579	288
Stock options	32	—	32	—

Note 9. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	June 30, 2019
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(187,492)	$11,637	$(7,884)	$(7,115)	$(190,854)
Pretax (loss) income	5,602	(9,418)	—	—	(3,816)
Income tax effect	—	2,230	—	—	2,230
Reclassification of unrealized (gain) loss	—	2,013	37	—	2,050
Reclassification of deferred income taxes	—	(475)	(9)	—	(484)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	2,321	2,321
Ending balance	$(181,890)	$5,987	$(7,856)	$(4,794)	$(188,553)

	Three Months Ended
	June 30, 2018
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(20,589)	$17,278	$(9,393)	$(1,914)	$(14,618)
Pretax (loss) income	(107,167)	30,721	(690)	—	(77,136)
Income tax effect	2,003	(7,183)	(174)	—	(5,354)
Reclassification of unrealized (gain) loss	—	(27,580)	76	—	(27,504)
Reclassification of deferred income taxes	—	6,448	(19)	—	6,429
Other comprehensive income from unconsolidated subsidiaries	—	—	—	2,122	2,122
Ending balance	$(125,753)	$19,684	$(10,200)	$208	$(116,061)

	Six Months Ended
	June 30, 2019
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(177,597)	$14,374	$(8,075)	$(3,652)	$(174,950)
Pretax (loss) income	(4,293)	6,175	—	—	1,882
Income tax effect	—	(1,424)	—	—	(1,424)
Reclassification of unrealized (gain) loss	—	(17,175)	290	—	(16,885)
Reclassification of deferred income taxes	—	4,037	(71)	—	3,966
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(1,142)	(1,142)
Ending balance	$(181,890)	$5,987	$(7,856)	$(4,794)	$(188,553)

	Six Months Ended
	June 30, 2018
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(71,933)	$11,538	$(8,772)	$(1,309)	$(70,476)
Pretax (loss) income	(58,732)	26,220	(1,319)	—	(33,831)
Income tax effect	2,053	(6,130)	(166)	—	(4,243)
Reclassification of unrealized (gain) loss	—	(18,833)	76	—	(18,757)
Reclassification of deferred income taxes	—	4,403	(19)	—	4,384
Other comprehensive income from unconsolidated subsidiaries	—	—	—	1,517	1,517
Adoption of ASU 2018-02	2,859	2,486	—	—	5,345
Ending balance	$(125,753)	$19,684	$(10,200)	$208	$(116,061)

The amounts of unrealized gains and losses on our Cash Flow Hedges reclassified to our Unaudited Condensed Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Unrealized gains on interest rate swaps (1) (2)	$2,479	$1,034	$4,942	$2,609
Unrealized gains on foreign currency forwards (2) (3)	3,602	2,776	7,162	4,156
Unrealized (losses) gains on cross currency swaps (4)	(8,094)	23,770	5,071	12,068
Total	$(2,013)	$27,580	$17,175	$18,833

(1)	Inclusive of our interest rate swap agreements and the interest rate swap component of our cross currency swaps.

(2)	Amounts reclassified to Interest expense, net of interest income in our Unaudited Condensed Consolidated Statements of Income.

(3)	Related to the foreign currency forward component of our cross currency swaps.

(4)
Amounts reclassified to Other (income) expense, net in our Unaudited Condensed Consolidated Statements of Income. These gains and losses offset the impact of the remeasurement of the underlying contracts.

Net unrealized losses related to our pension plans were reclassified to Other (income) expense, net in our Unaudited Condensed Consolidated Statements of Income during each of the six months ended June 30, 2019 and 2018. Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.
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

Note 10. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Senior secured credit agreement:
Term loans payable	$345,625	$350,000
Revolving credit facilities	1,228,219	1,387,177
U.S. Notes (2023)	600,000	600,000
Euro Notes (2024)	568,650	573,350
Euro Notes (2026/28)	1,137,300	1,146,700
Receivables securitization facility	—	110,000
Notes payable through October 2030 at weighted average interest rates of 3.0% and 2.0%, respectively	41,465	23,056
Finance lease obligations	41,935	39,966
Other long-term debt at weighted average interest rates of 1.8% and 1.8%, respectively	123,104	117,448
Total debt	4,086,298	4,347,697
Less: long-term debt issuance costs	(33,469)	(36,906)
Less: current debt issuance costs	(286)	(291)
Total debt, net of debt issuance costs	4,052,543	4,310,500
Less: current maturities, net of debt issuance costs	(132,641)	(121,826)
Long term debt, net of debt issuance costs	$3,919,902	$4,188,674

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
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024. Term loan borrowings, which totaled $346 million as of June 30, 2019, are due and payable in quarterly installments equal to $2 million on the last day of each of the first four fiscal quarters ending on or after March 31, 2019 and approximately $4 million on the last day of each fiscal quarter thereafter, with the remaining balance due and payable on January 29, 2024.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 11, "Derivative

Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at June 30, 2019 and December 31, 2018 were 1.6% and 1.9%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were $13 million classified as current maturities at June 30, 2019 compared to $9 million at December 31, 2018. As of June 30, 2019, there were letters of credit outstanding in the aggregate amount of $69 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at June 30, 2019 was $1.9 billion.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing in our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. While there were no borrowings on our receivables securitization facility as of June 30, 2019, $129 million of net receivables were available as collateral for the investment under the receivables facility, compared to $132 million as of December 31, 2018.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) London Interbank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. As of June 30, 2019, the interest rate under the receivables facility was based on commercial paper rates and was 3.4%. The outstanding balance was $110 million as of December 31, 2018 and there was no outstanding balance as of June 30, 2019. At December 31, 2018, we classified the outstanding balance as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
In October 2018, we entered into two cross currency swap agreements for a total notional amount of $184 million (€160 million). Half of the notional amount matures in October 2019 with the remainder in October 2020. The purpose of, and accounting for, the swaps are similar to those described in the previous paragraph.
The activity related to our cash flow hedges is presented in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows.
The following tables summarize the notional amounts and fair values of our designated cash flow hedges as of June 30, 2019 and December 31, 2018 (in thousands):

	Notional Amount	Fair Value at June 30, 2019 (USD)
	June 30, 2019	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$5,519	$—	$—
Cross currency swap agreements
USD/euro	$566,384	1,004	3,006	181	32,998
Total cash flow hedges		$1,004	$8,525	$181	$32,998

	Notional Amount	Fair Value at December 31, 2018 (USD)
	December 31, 2018	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$14,967	$—	$—
Cross currency swap agreements
USD/euro	$574,315	211	7,669	127	40,870
Total cash flow hedges		$211	$22,636	$127	$40,870

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Other Noncurrent Assets and Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets of $5 million and $14 million at June 30, 2019 and December 31, 2018, respectively.

The activity related to our cash flow hedges is included in Note 9, "Accumulated Other Comprehensive Income (Loss)." As of June 30, 2019, we estimate that $1 million of derivative gains (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases and intercompany financing transactions denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at June 30, 2019 and December 31, 2018, along with the effect on our results of operations during the three and six months ended June 30, 2019 and 2018, were immaterial.

Note 12. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and six months ended June 30, 2019, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2019 and December 31, 2018 (in thousands):

	Balance as of June 30, 2019	Fair Value Measurements as of June 30, 2019
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$55,501	$—	$55,501	$—
Interest rate swaps	5,519	—	5,519	—
Cross currency swap agreements	4,010	—	4,010	—
Total Assets	$65,030	$—	$65,030	$—
Liabilities:
Contingent consideration liabilities	$10,884	$—	$—	$10,884
Deferred compensation liabilities	59,012	—	59,012	—
Cross currency swap agreements	33,179	—	33,179	—
Total Liabilities	$103,075	$—	$92,191	$10,884

	Balance as of December 31, 2018	Fair Value Measurements as of December 31, 2018
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$47,649	$—	$47,649	$—
Interest rate swaps	14,967	—	14,967	—
Cross currency swap agreements	7,880	—	7,880	—
Total Assets	$70,496	$—	$70,496	$—
Liabilities:
Contingent consideration liabilities	$5,209	$—	$—	$5,209
Deferred compensation liabilities	48,984	—	48,984	—
Cross currency swap agreements	40,997	—	40,997	—
Total Liabilities	$95,190	$—	$89,981	$5,209

The cash surrender value of life insurance is included in Other noncurrent assets on our Unaudited Condensed Consolidated Balance Sheets. The current portion of deferred compensation is included in Accrued payroll-related liabilities and the current portion of contingent consideration liabilities is included in Other current liabilities on our Unaudited Condensed Consolidated Balance Sheets; the noncurrent portion of these amounts is included in Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and cross currency swap agreements is presented in Note 11, "Derivative Instruments and Hedging Activities."
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both June 30, 2019 and December 31, 2018, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.6 billion and $1.7 billion, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $110 million at December 31, 2018; as of June 30, 2019, there were no outstanding borrowings under the receivables facility. As of June 30, 2019 and December 31, 2018, the fair values of the U.S. Notes (2023) were approximately $608 million and $574 million, respectively, compared to a carrying value of $600 million at each date. As of June 30, 2019 and December 31, 2018, the fair values of the Euro Notes (2024) were approximately $631 million and $586 million compared to carrying values of $569 million and $573 million, respectively. As of June 30, 2019, the fair value of the Euro Notes (2026/28) was $1.2 billion compared to a carrying value of $1.1 billion; as of December 31, 2018, the fair value of the Euro Notes (2026/28) approximated the carrying value of $1.1 billion.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2019 to assume these obligations. The fair value of our U.S. Notes (2023) is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

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
For leases with an initial term of 12 months or less, we have not recognized an operating lease ROU asset or operating lease liability on the Unaudited Condensed Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease terms.
We guarantee the residual values for the majority of our vehicles. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a vehicle is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a vehicle is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at June 30, 2019, our portion of the guaranteed residual value would have totaled approximately $75 million. Other than the residual value guarantees associated with our vehicles discussed above, we do not have any other material residual value guarantees or restrictive covenants.
The amounts recorded in the unaudited condensed consolidated balance sheet as of June 30, 2019 related to our lease agreements are as follows (in thousands):

Leases	Classification	June 30, 2019

Assets
Operating lease assets, net	Operating lease assets, net	$1,294,541
Finance lease assets, net	Property, plant and equipment, net	41,911
Total leased assets		$1,336,452
Liabilities
Current
Operating	Current portion of operating lease liabilities	$219,502
Finance	Current portion of long-term obligations	10,802
Noncurrent
Operating	Long-term operating lease liabilities	1,122,276
Finance	Long-term obligations, excluding current portion	31,133
Total lease liabilities		$1,383,713

The components of lease expense are as follows (in thousands):

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 30, 2019	June 30, 2019

Operating lease cost	Cost of goods sold	$5,876	$9,712
Operating lease cost	Selling, general and administrative expenses	77,142	150,423
Short-term lease cost	Selling, general and administrative expenses	3,799	4,466
Variable lease cost	Selling, general and administrative expenses	25,199	51,189
Finance lease cost
Amortization of leased assets	Depreciation and amortization	2,624	5,222
Interest on lease liabilities	Interest expense, net of interest income	405	853
Sublease income	Other income, net	(151)	(426)
Net lease cost		$114,894	$221,439

The future minimum lease commitments under our noncancelable operating leases at December 31, 2018 were as follows (in thousands):

Years ending December 31:
2019	$294,269
2020	256,172
2021	210,632
2022	158,763
2023	131,518
Thereafter	777,165
Future Minimum Lease Payments	$1,828,519

The future minimum lease commitments under our leases at June 30, 2019 are as follows (in thousands):

	Operating leases	Finance leases (1)	Total
Six months ending December 31, 2019	$151,302	$6,374	$157,676
Years ending December 31:
2020	276,873	11,109	287,982
2021	230,912	9,229	240,141
2022	178,807	6,718	185,525
2023	148,754	2,888	151,642
2024	123,190	2,773	125,963
Thereafter	724,388	15,953	740,341
Future minimum lease payments	1,834,226	55,044	1,889,270
Less: Interest	492,448	13,109	505,557
Present value of lease liabilities	$1,341,778	$41,935	$1,383,713

(1)
Amounts are included in the scheduled maturities of long-term obligations in the “Liquidity and Capital Resources” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

As of June 30, 2019, we have additional minimum operating lease payments for leases that have not yet commenced of $75 million. These operating leases will commence between July 1, 2019 and December 31, 2020 with lease terms of 3 to 20 years. Most of these leases have not commenced as the assets are in the process of being constructed. We have appropriately considered the build-to-suit and sale-leaseback guidance where appropriate on these leases. No significant build-to-suit or sale-leaseback transactions have been identified.
Other information related to leases was as follows:

Lease Term and Discount Rate	June 30, 2019

Weighted-average remaining lease term (years)
Operating leases	9.6
Finance leases	8.6
Weighted-average discount rate
Operating leases	5.4%
Finance leases	4.5%

Six Months Ended
Supplemental cash flows information (in thousands)	June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$147,897
Financing cash flows from finance leases	5,464
Leased assets obtained in exchange for new finance lease liabilities	7,568
Leased assets obtained in exchange for new operating lease liabilities	61,891

Note 14. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits. As of June 30, 2019 and December 31, 2018, the aggregate funded status of the defined benefit plans was a liability of $115 million and $110 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

On June 28, 2019, we approved an amendment to terminate our primary defined benefit plan in the U.S. (the "U.S. Plan") and freeze all related benefit accruals, effective June 30, 2019. The distribution of the U.S Plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed in 2020. U.S. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the U.S. Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result, we are currently unable to reasonably estimate either the timing or the final amount of such settlement charges. Based on the valuation performed as of June 28, 2019, the U.S. Plan has an underfunded status of $3 million.
Net periodic benefit cost for our defined benefit plans included the following components for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$1,074	$516	$1,661	$984
Interest cost	1,010	776	1,995	1,446
Expected return on plan assets	(560)	(783)	(1,340)	(1,500)
Amortization of actuarial loss	37	76	290	76
Net periodic benefit cost	$1,561	$585	$2,606	$1,006

For the three and six months ended June 30, 2019 and 2018, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Other (income) expense, net in our Unaudited Condensed Consolidated Statements of Income.

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
Our effective income tax rate for the six months ended June 30, 2019 was 27.1%, compared to 26.3% for the comparable prior year period. The increase was primarily attributable to the impact of a favorable discrete item of approximately $3 million for the six months ended June 30, 2018, for excess tax benefits from stock-based payments; there was an immaterial amount for the six months ended June 30, 2019. The year over year change for this discrete item increased the effective tax rate by 0.7% compared to the prior year period, while the remaining discrete items increased the effective tax rate by an immaterial amount compared to the prior year period.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended June 30, 2019
Revenue:
Third Party	$1,321,670	$1,516,240	$410,263	$—	$3,248,173
Intersegment	96	—	1,373	(1,469)	—
Total segment revenue	$1,321,766	$1,516,240	$411,636	$(1,469)	$3,248,173
Segment EBITDA	$190,048	$116,281	$52,367	$—	$358,696
Depreciation and amortization (1)	22,425	46,774	6,955	—	76,154
Three Months Ended June 30, 2018
Revenue:
Third Party	$1,334,965	$1,284,153	$411,633	$—	$3,030,751
Intersegment	201	—	1,240	(1,441)	—
Total segment revenue	$1,335,166	$1,284,153	$412,873	$(1,441)	$3,030,751
Segment EBITDA	$175,010	$110,893	$56,068	$—	$341,971
Depreciation and amortization (1)	21,606	39,801	7,031	—	68,438

	North America	Europe	Specialty	Eliminations	Consolidated
Six Months Ended June 30, 2019
Revenue:
Third Party	$2,623,876	$2,961,781	$762,819	$—	$6,348,476
Intersegment	199	—	2,554	(2,753)	—
Total segment revenue	$2,624,075	$2,961,781	$765,373	$(2,753)	$6,348,476
Segment EBITDA	$366,684	$221,579	$90,326	$—	$678,589
Depreciation and amortization (1)	44,664	93,785	13,912	—	152,361
Six Months Ended June 30, 2018
Revenue:
Third Party	$2,664,625	$2,324,583	$762,307	$—	$5,751,515
Intersegment	384	—	2,358	(2,742)	—
Total segment revenue	$2,665,009	$2,324,583	$764,665	$(2,742)	$5,751,515
Segment EBITDA	$352,723	$186,427	$98,037	$—	$637,187
Depreciation and amortization (1)	42,834	72,558	14,112	—	129,504

(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments, or divestitures, equity in losses and earnings of unconsolidated subsidiaries, and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income, less net income (loss) attributable to continuing and discontinued noncontrolling interest, excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest and income tax expense.

The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$152,105	$157,866	$251,168	$310,629
Less: net income attributable to continuing noncontrolling interest	1,352	859	2,367	662
Less: net income attributable to discontinued noncontrolling interest	192	—	192	—
Net income attributable to LKQ stockholders	150,561	157,007	248,609	309,967
Subtract:
Net income from discontinued operations	398	—	398	—
Net income attributable to discontinued noncontrolling interest	(192)	—	(192)	—
Net income from continuing operations attributable to LKQ stockholders	150,355	157,007	248,403	309,967
Add:
Depreciation and amortization	70,834	63,163	141,836	119,621
Depreciation and amortization - cost of goods sold	5,320	5,275	10,525	9,883
Interest expense, net of interest income	35,884	38,272	71,973	66,787
Provision for income taxes	55,825	60,775	107,375	110,359
EBITDA	318,218	324,492	580,112	616,617
Subtract:
Equity in earnings (losses) of unconsolidated subsidiaries (1)	1,572	546	(37,977)	1,958
Gains on bargain purchase	—	328	—	328
Add:
Restructuring and acquisition related expenses (2)	8,377	15,878	11,684	19,932
Inventory step-up adjustment - acquisition related	—	—	—	403
Impairment of net assets held for sale (3) (4)	33,497	2,438	48,520	2,438
Change in fair value of contingent consideration liabilities	176	37	296	83
Segment EBITDA	$358,696	$341,971	$678,589	$637,187

(1)	Refer to "Investments in Unconsolidated Subsidiaries" in Note 4, "Financial Statement Information," for further information.

(2)	Refer to Note 6, "Restructuring and Acquisition Related Expenses," for further information.
(3) Refer to "Net Assets Held for Sale" in Note 4, "Financial Statement Information," for further information.
(4) In 2018, amounts were recorded in Other (income) expense, net in our Unaudited Condensed Consolidated Statements of Income.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Capital Expenditures
North America	$23,169	$29,206	$54,403	$58,868
Europe	21,840	16,863	41,417	45,678
Specialty	3,243	7,163	5,448	10,875
Total capital expenditures	$48,252	$53,232	$101,268	$115,421

The following table presents assets by reportable segment (in thousands):

	June 30,	December 31,
	2019	2018
Receivables, net
North America	$423,626	$411,818
Europe	725,834	649,174
Specialty	136,342	93,091
Total receivables, net	1,285,802	1,154,083
Inventories
North America	996,548	1,076,306
Europe	1,326,836	1,410,264
Specialty	326,754	349,505
Total inventories	2,650,138	2,836,075
Property, plant and equipment, net
North America	577,799	570,508
Europe	543,772	562,600
Specialty	85,119	87,054
Total property, plant and equipment, net	1,206,690	1,220,162
Operating lease assets, net (1)
North America	781,119	—
Europe	431,288	—
Specialty	82,134	—
Total operating lease assets, net	1,294,541	—
Equity method investments
North America	16,882	16,404
Europe (2)	116,272	162,765
Total equity method investments	133,154	179,169
Other unallocated assets	6,133,911	6,003,913
Total assets	$12,704,236	$11,393,402

(1)	Refer to Note 13, "Leases," for further information.

(2)	Refer to "Investments in Unconsolidated Subsidiaries" in Note 4, "Financial Statement Information," for further information.
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
Our largest countries of operation are the U.S., followed by the U.K. and Germany. Additional European operations are located in the Netherlands, Italy, Czech Republic, Belgium, Poland, Slovakia, Austria, and other European countries. Our operations in other countries include operations in Canada, engine remanufacturing and bumper refurbishing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
United States	$1,613,417	$1,621,343	$3,155,443	$3,181,370
United Kingdom	409,765	454,689	822,578	885,681
Germany	415,947	148,147	802,412	148,950
Other countries	809,044	806,572	1,568,043	1,535,514
Total revenue	$3,248,173	$3,030,751	$6,348,476	$5,751,515

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2019	2018
Long-lived assets (1)
United States	$1,445,337	$620,125
Germany	306,861	217,476
United Kingdom	325,417	165,145
Other countries	423,616	217,416
Total long-lived assets	$2,501,231	$1,220,162

(1)
The increase in long-lived assets is primarily related to the net operating lease assets added as a result of the adoption of the new lease accounting standard. Refer to Note 13, "Leases," for further information.

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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,629,925	$1,656,317	$(38,069)	$3,248,173
Cost of goods sold	—	974,156	1,064,899	(38,069)	2,000,986
Gross margin	—	655,769	591,418	—	1,247,187
Selling, general and administrative expenses	12,691	426,886	458,791	—	898,368
Restructuring and acquisition related expenses	—	4,031	4,346	—	8,377
Impairment of net assets held for sale	—	33,233	264	—	33,497
Depreciation and amortization	38	25,176	45,620	—	70,834
Operating (loss) income	(12,729)	166,443	82,397	—	236,111
Other expense (income):
Interest expense, net of interest income	12,786	217	22,881	—	35,884
Intercompany interest (income) expense, net	(14,763)	8,471	6,292	—	—
Other income, net	(4)	(4,342)	(1,387)	—	(5,733)
Total other (income) expense, net	(1,981)	4,346	27,786	—	30,151
(Loss) income before (benefit) provision for income taxes	(10,748)	162,097	54,611	—	205,960
(Benefit) provision for income taxes	(2,992)	43,118	15,699	—	55,825
Equity in (losses) earnings of unconsolidated subsidiaries	—	(669)	2,241	—	1,572
Equity in earnings (losses) of subsidiaries	157,919	(600)	—	(157,319)	—
Income from continuing operations	150,163	117,710	41,153	(157,319)	151,707
Net income from discontinued operations	398	—	398	(398)	398
Net income	150,561	117,710	41,551	(157,717)	152,105
Less: net income attributable to continuing noncontrolling interest	—	—	1,352	—	1,352
Less: net income attributable to discontinued noncontrolling interest	—	—	192	—	192
Net income attributable to LKQ stockholders	$150,561	$117,710	$40,007	$(157,717)	$150,561

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,640,396	$1,426,650	$(36,295)	$3,030,751
Cost of goods sold	—	988,671	916,496	(36,295)	1,868,872
Gross margin	—	651,725	510,154	—	1,161,879
Selling, general and administrative expenses	9,683	430,693	385,668	—	826,044
Restructuring and acquisition related expenses	—	—	15,878	—	15,878
Depreciation and amortization	21	24,526	38,616	—	63,163
Operating (loss) income	(9,704)	196,506	69,992	—	256,794
Other expense (income):
Interest expense, net of interest income	17,805	(113)	20,580	—	38,272
Intercompany interest (income) expense, net	(15,406)	9,865	5,541	—	—
Other expense (income), net	117	(4,397)	4,707	—	427
Total other expense, net	2,516	5,355	30,828	—	38,699
(Loss) income before (benefit) provision for income taxes	(12,220)	191,151	39,164	—	218,095
(Benefit) provision for income taxes	(3,744)	53,543	10,976	—	60,775
Equity in earnings of unconsolidated subsidiaries	—	—	546	—	546
Equity in earnings of subsidiaries	165,483	4,451	—	(169,934)	—
Net income	157,007	142,059	28,734	(169,934)	157,866
Less: net income attributable to continuing noncontrolling interest	—	—	859	—	859
Net income attributable to LKQ stockholders	$157,007	$142,059	$27,875	$(169,934)	$157,007

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,180,605	$3,243,194	$(75,323)	$6,348,476
Cost of goods sold	—	1,895,645	2,072,703	(75,323)	3,893,025
Gross margin	—	1,284,960	1,170,491	—	2,455,451
Selling, general and administrative expenses	21,729	859,273	913,898	—	1,794,900
Restructuring and acquisition related expenses	—	4,637	7,047	—	11,684
Impairment of net assets held for sale	—	41,694	6,826	—	48,520
Depreciation and amortization	92	50,249	91,495	—	141,836
Operating (loss) income	(21,821)	329,107	151,225	—	458,511
Other expense (income):
Interest expense, net of interest income	26,622	(119)	45,470	—	71,973
Intercompany interest (income) expense, net	(29,849)	17,660	12,189	—	—
Other expense (income), net	15	(12,173)	2,574	—	(9,584)
Total other (income) expense, net	(3,212)	5,368	60,233	—	62,389
(Loss) income before (benefit) provision for income taxes	(18,609)	323,739	90,992	—	396,122
(Benefit) provision for income taxes	(5,038)	86,421	25,992	—	107,375
Equity in earnings (losses) of unconsolidated subsidiaries	—	478	(38,455)	—	(37,977)
Equity in earnings of subsidiaries	261,782	9,112	—	(270,894)	—
Income from continuing operations	248,211	246,908	26,545	(270,894)	250,770
Net income from discontinued operations	398	—	398	(398)	398
Net income	248,609	246,908	26,943	(271,292)	251,168
Less: net income attributable to continuing noncontrolling interest	—	—	2,367	—	2,367
Less: net income attributable to discontinued noncontrolling interest	—	—	192	—	192
Net income attributable to LKQ stockholders	$248,609	$246,908	$24,384	$(271,292)	$248,609

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Six Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$3,217,991	$2,606,892	$(73,368)	$5,751,515
Cost of goods sold	—	1,934,586	1,674,447	(73,368)	3,535,665
Gross margin	—	1,283,405	932,445	—	2,215,850
Selling, general and administrative expenses	18,813	857,490	716,632	—	1,592,935
Restructuring and acquisition related expenses	—	330	19,602	—	19,932
Depreciation and amortization	50	48,864	70,707	—	119,621
Operating (loss) income	(18,863)	376,721	125,504	—	483,362
Other expense (income):					—
Interest expense, net of interest income	35,813	99	30,875	—	66,787
Intercompany interest (income) expense, net	(30,806)	19,545	11,261	—	—
Other (income) expense, net	(898)	(10,279)	8,722	—	(2,455)
Total other expense, net	4,109	9,365	50,858	—	64,332
(Loss) income before (benefit) provision for income taxes	(22,972)	367,356	74,646	—	419,030
(Benefit) provision for income taxes	(7,648)	99,420	18,587	—	110,359
Equity in earnings of unconsolidated subsidiaries	—	—	1,958	—	1,958
Equity in earnings of subsidiaries	325,291	9,561	—	(334,852)	—
Net income	309,967	277,497	58,017	(334,852)	310,629
Less: net income attributable to continuing noncontrolling interest	—	—	662	—	662
Net income attributable to LKQ stockholders	$309,967	$277,497	$57,355	$(334,852)	$309,967

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$150,561	$117,710	$41,551	$(157,717)	$152,105
Less: net income attributable to continuing noncontrolling interest	—	—	1,352	—	1,352
Less: net income attributable to discontinued noncontrolling interest	—	—	192	—	192
Net income attributable to LKQ stockholders	150,561	117,710	40,007	(157,717)	150,561

Other comprehensive income (loss):
Foreign currency translation, net of tax	5,602	2,342	5,086	(7,428)	5,602
Net change in unrealized gains/losses on cash flow hedges, net of tax	(5,650)	—	—	—	(5,650)
Net change in unrealized gains/losses on pension plans, net of tax	28	(10)	38	(28)	28
Net change in other comprehensive income from unconsolidated subsidiaries	2,321	—	2,321	(2,321)	2,321
Other comprehensive income	2,301	2,332	7,445	(9,777)	2,301

Comprehensive income	152,862	120,042	48,996	(167,494)	154,406
Less: comprehensive income attributable to continuing noncontrolling interest	—	—	1,352	—	1,352
Less: comprehensive income attributable to discontinued noncontrolling interest	—	—	192	—	192
Comprehensive income attributable to LKQ stockholders	$152,862	$120,042	$47,452	$(167,494)	$152,862

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$157,007	$142,059	$28,734	$(169,934)	$157,866
Less: net income attributable to continuing noncontrolling interest	—	—	859	—	859
Net income attributable to LKQ stockholders	157,007	142,059	27,875	(169,934)	157,007

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(105,164)	(2,303)	(106,610)	108,913	(105,164)
Net change in unrealized gains/losses on cash flow hedges, net of tax	2,406	—	—	—	2,406
Net change in unrealized gains/losses on pension plans, net of tax	(807)	(864)	57	807	(807)
Net change in other comprehensive income from unconsolidated subsidiaries	2,122	—	2,122	(2,122)	2,122
Other comprehensive loss	(101,443)	(3,167)	(104,431)	107,598	(101,443)

Comprehensive income (loss)	55,564	138,892	(75,697)	(62,336)	56,423
Less: comprehensive income attributable to continuing noncontrolling interest	—	—	859	—	859
Comprehensive income (loss) attributable to LKQ stockholders	$55,564	$138,892	$(76,556)	$(62,336)	$55,564

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$248,609	$246,908	$26,943	$(271,292)	$251,168
Less: net income attributable to continuing noncontrolling interest	—	—	2,367	—	2,367
Less: net income attributable to discontinued noncontrolling interest	—	—	192	—	192
Net income attributable to LKQ stockholders	248,609	246,908	24,384	(271,292)	248,609

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(4,293)	4,536	(5,380)	844	(4,293)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(8,387)	—	—	—	(8,387)
Net change in unrealized gains/losses on pension plans, net of tax	219	(14)	233	(219)	219
Net change in other comprehensive loss from unconsolidated subsidiaries	(1,142)	—	(1,142)	1,142	(1,142)
Other comprehensive (loss) income	(13,603)	4,522	(6,289)	1,767	(13,603)

Comprehensive income	235,006	251,430	20,654	(269,525)	237,565
Less: comprehensive income attributable to continuing noncontrolling interest	—	—	2,367	—	2,367
Less: comprehensive income attributable to discontinued noncontrolling interest	—	—	192	—	192
Comprehensive income attributable to LKQ stockholders	$235,006	$251,430	$18,095	$(269,525)	$235,006

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Six Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$309,967	$277,497	$58,017	$(334,852)	$310,629
Less: net income attributable to continuing noncontrolling interest	—	—	662	—	662
Net income attributable to LKQ stockholders	309,967	277,497	57,355	(334,852)	309,967

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(56,679)	(4,486)	(57,555)	62,041	(56,679)
Net change in unrealized gains/losses on cash flow hedges, net of tax	5,660	—	—	—	5,660
Net change in unrealized gains/losses on pension plans, net of tax	(1,428)	(1,485)	57	1,428	(1,428)
Net change in other comprehensive income from unconsolidated subsidiaries	1,517	—	1,517	(1,517)	1,517
Other comprehensive loss	(50,930)	(5,971)	(55,981)	61,952	(50,930)

Comprehensive income	259,037	271,526	2,036	(272,900)	259,699
Less: comprehensive income attributable to continuing noncontrolling interest	—	—	662	—	662
Comprehensive income attributable to LKQ stockholders	$259,037	$271,526	$1,374	$(272,900)	$259,037

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$59,244	$42,654	$274,069	$—	$375,967
Receivables, net	562	362,043	923,197	—	1,285,802
Intercompany receivables, net	8,116	—	28,079	(36,195)	—
Inventories	—	1,239,102	1,411,036	—	2,650,138
Prepaid expenses and other current assets	13,563	134,382	171,997	—	319,942
Total current assets	81,485	1,778,181	2,808,378	(36,195)	4,631,849
Property, plant and equipment, net	1,067	605,005	600,618	—	1,206,690
Operating lease assets, net	3,806	818,994	471,741	—	1,294,541
Intangible assets:
Goodwill	—	2,004,702	2,405,223	—	4,409,925
Other intangibles, net	208	257,517	622,398	—	880,123
Investment in subsidiaries	5,323,410	125,028	—	(5,448,438)	—
Intercompany notes receivable	1,167,714	117,962	—	(1,285,676)	—
Equity method investments	—	16,882	116,272	—	133,154
Other noncurrent assets	64,026	40,146	43,782	—	147,954
Total assets	$6,641,716	$5,764,417	$7,068,412	$(6,770,309)	$12,704,236
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,120	$386,282	$643,550	$—	$1,031,952
Intercompany payables, net	—	28,079	8,116	(36,195)	—
Accrued expenses:
Accrued payroll-related liabilities	6,405	60,151	105,094	—	171,650
Refund liability	—	51,875	54,737	—	106,612
Other accrued expenses	5,167	113,832	190,735	—	309,734
Other current liabilities	282	27,576	106,997	—	134,855
Current portion of operating lease liabilities	210	119,744	99,548	—	219,502
Current portion of long-term obligations	14,510	3,311	114,820	—	132,641
Total current liabilities	28,694	790,850	1,323,597	(36,195)	2,106,946
Long-term operating lease liabilities, excluding current portion	4,000	727,838	390,438	—	1,122,276
Long-term obligations, excluding current portion	1,636,839	16,242	2,266,821	—	3,919,902
Intercompany notes payable	—	557,324	728,352	(1,285,676)	—
Deferred income taxes	5,432	135,283	162,464	—	303,179
Other noncurrent liabilities	126,262	79,658	136,265	—	342,185
Stockholders' equity:
Total Company stockholders' equity	4,840,489	3,457,222	1,991,216	(5,448,438)	4,840,489
Noncontrolling interest	—	—	69,259	—	69,259
Total stockholders' equity	4,840,489	3,457,222	2,060,475	(5,448,438)	4,909,748
Total liabilities and stockholders' equity	$6,641,716	$5,764,417	$7,068,412	$(6,770,309)	$12,704,236

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,633	$29,285	$276,843	$—	$331,761
Receivables, net	310	316,726	837,047	—	1,154,083
Intercompany receivables, net	6,978	—	12,880	(19,858)	—
Inventories	—	1,343,612	1,492,463	—	2,836,075
Prepaid expenses and other current assets	18,611	99,356	81,063	—	199,030
Total current assets	51,532	1,788,979	2,700,296	(19,858)	4,520,949
Property, plant and equipment, net	1,547	600,054	618,561	—	1,220,162
Intangible assets:
Goodwill	—	1,973,364	2,408,094	—	4,381,458
Other intangibles, net	260	272,451	656,041	—	928,752
Investment in subsidiaries	5,224,006	111,826	—	(5,335,832)	—
Intercompany notes receivable	1,220,582	10,515	—	(1,231,097)	—
Equity method investments	—	16,404	162,765	—	179,169
Other noncurrent assets	70,283	40,548	52,081	—	162,912
Total assets	$6,568,210	$4,814,141	$6,597,838	$(6,586,787)	$11,393,402
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,454	$343,116	$596,828	$—	$942,398
Intercompany payables, net	—	12,880	6,978	(19,858)	—
Accrued expenses:
Accrued payroll-related liabilities	6,652	70,267	95,086	—	172,005
Refund liability	—	50,899	53,686	—	104,585
Other accrued expenses	5,454	105,672	177,299	—	288,425
Other current liabilities	283	17,860	42,966	—	61,109
Current portion of long-term obligations	8,459	2,932	110,435	—	121,826
Total current liabilities	23,302	603,626	1,083,278	(19,858)	1,690,348
Long-term obligations, excluding current portion	1,628,677	13,532	2,546,465	—	4,188,674
Intercompany notes payable	—	597,283	633,814	(1,231,097)	—
Deferred income taxes	8,045	135,355	168,034	—	311,434
Other noncurrent liabilities	125,888	99,147	139,159	—	364,194
Stockholders' equity:
Total Company stockholders' equity	4,782,298	3,365,198	1,970,634	(5,335,832)	4,782,298
Noncontrolling interest	—	—	56,454	—	56,454
Total stockholders' equity	4,782,298	3,365,198	2,027,088	(5,335,832)	4,838,752
Total liabilities and stockholders' equity	$6,568,210	$4,814,141	$6,597,838	$(6,586,787)	$11,393,402

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors (1)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$221,964	$95,544	$329,868	$(8,972)	$638,404
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(465)	(54,687)	(46,116)	—	(101,268)
Investment and intercompany note activity with subsidiaries	10,199	—	—	(10,199)	—
Acquisitions, net of cash acquired	—	(10,118)	(4,649)	—	(14,767)
Receipts of deferred purchase price on receivables under factoring arrangements	—	186,479	—	(186,479)	—
Other investing activities, net	—	(495)	(240)	—	(735)
Net cash provided by (used in) investing activities	9,734	121,179	(51,005)	(196,678)	(116,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(35)	—	—	—	(35)
Purchase of treasury stock	(190,762)	—	—	—	(190,762)
Borrowings under revolving credit facilities	196,000	—	116,880	—	312,880
Repayments under revolving credit facilities	(198,931)	—	(272,508)	—	(471,439)
Repayments under term loans	(4,375)	—	—	—	(4,375)
Borrowings under receivables securitization facility	—	—	36,600	—	36,600
Repayments under receivables securitization facility	—	—	(146,600)	—	(146,600)
(Repayments) borrowings of other debt, net	(272)	176	(8,271)	—	(8,367)
Other financing activities, net	288	—	(178)	—	110
Investment and intercompany note activity with parent	—	(8,928)	(1,271)	10,199	—
Dividends	—	(195,451)	—	195,451	—
Net cash used in financing activities	(198,087)	(204,203)	(275,348)	205,650	(471,988)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	849	(951)	—	(102)
Net increase in cash, cash equivalents and restricted cash	33,611	13,369	2,564	—	49,544
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	25,633	29,285	282,332	—	337,250
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	59,244	42,654	284,896	—	386,794
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	5,372	—	5,372
Cash, cash equivalents and restricted cash, end of period	$59,244	$42,654	$279,524	$—	$381,422

(1) Restricted cash is only included in the unaudited condensed consolidating financial statements of the Non-Guarantors.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Six Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$149,253	$115,247	$68,285	$(4,116)	$328,669
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(260)	(62,744)	(52,417)	—	(115,421)
Investment and intercompany note activity with subsidiaries	48,339	—	—	(48,339)	—
Acquisitions, net of cash acquired	—	(2,527)	(1,133,443)	—	(1,135,970)
Receipts of deferred purchase price on receivables under factoring arrangements (1)	—	143,983	—	(143,983)	—
Other investing activities, net	887	423	864	—	2,174
Net cash provided by (used in) investing activities	48,966	79,135	(1,184,996)	(192,322)	(1,249,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(682)	—	(16,077)	—	(16,759)
Proceeds from issuance of Euro Notes (2026/28)	—	—	1,232,100	—	1,232,100
Borrowings under revolving credit facilities	264,000	—	349,658	—	613,658
Repayments under revolving credit facilities	(451,931)	—	(314,666)	—	(766,597)
Repayments under term loans	(8,810)	—	—	—	(8,810)
(Repayments) borrowings of other debt, net	(385)	289	(2,348)	—	(2,444)
Other financing activities, net	(912)	—	4,107	—	3,195
Investment and intercompany note activity with parent	—	(42,596)	(5,743)	48,339	—
Dividends	—	(148,099)	—	148,099	—
Net cash (used in) provided by financing activities	(198,720)	(190,406)	1,247,031	196,438	1,054,343
Effect of exchange rate changes on cash and cash equivalents	—	(805)	(67,554)	—	(68,359)
Net (decrease) increase in cash and cash equivalents	(501)	3,171	62,766	—	65,436
Cash and cash equivalents, beginning of period	34,360	35,131	210,275	—	279,766
Cash and cash equivalents, end of period	$33,859	$38,302	$273,041	$—	$345,202

(1)	The amount was updated to reflect daily transactions compared to the monthly transactions as was initially calculated in 2018.

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
During the six months ended June 30, 2019, we completed five acquisitions, including one wholesale business and one self service business in North America, and three wholesale businesses in Europe.

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
See Note 2, "Business Combinations," and "Investments in Unconsolidated Subsidiaries" in Note 4, "Financial Statement Information," to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions and investments.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, diagnostic and repair services, and processing fees related to the secure disposal of vehicles. Revenue from other sources includes scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 5, "Revenue Recognition" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.
Critical Accounting Policies and Estimates
On January 1, 2019, we adopted ASU 2016-02, which represents FASB ASC 842. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application with no restatement of comparative periods. The most significant impact was the recognition of lease assets and liabilities for operating leases. Refer to “Adoption of New Lease Standard” in Note 4, "Financial Statement Information” and Note 13, "Leases” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2018 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. Other than the adoption of ASU 2016-02 described above, there have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the six months ended June 30, 2019.
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

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.6%	61.7%	61.3%	61.5%
Gross margin	38.4%	38.3%	38.7%	38.5%
Selling, general and administrative expenses	27.7%	27.3%	28.3%	27.7%
Restructuring and acquisition related expenses	0.3%	0.5%	0.2%	0.3%
Impairment of net assets held for sale	1.0%	—	0.8%	—
Depreciation and amortization	2.2%	2.1%	2.2%	2.1%
Operating income	7.3%	8.5%	7.2%	8.4%
Other expense, net	0.9%	1.3%	1.0%	1.1%
Income from continuing operations before provision for income taxes	6.3%	7.2%	6.2%	7.3%
Provision for income taxes	1.7%	2.0%	1.7%	1.9%
Equity in earnings (losses) of unconsolidated subsidiaries	0.0%	0.0%	(0.6)%	0.0%
Income from continuing operations	4.7%	5.2%	4.0%	5.4%
Net income from discontinued operations	0.0%	—	0.0%	—
Net income	4.7%	5.2%	4.0%	5.4%
Less: net income attributable to continuing noncontrolling interest	0.0%	0.0%	0.0%	0.0%
Less: net income attributable to discontinued noncontrolling interest	0.0%	—	0.0%	—
Net income attributable to LKQ stockholders	4.6%	5.2%	3.9%	5.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	June 30,		Percentage Change in Revenue
	2019	2018	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$3,086,697	$2,857,051	(2.1)%	12.6%	(2.5)%	8.0%
Other revenue	161,476	173,700	(8.4)%	1.6%	(0.2)%	(7.0)%
Total revenue	$3,248,173	$3,030,751	(2.4)%	12.0%	(2.4)%	7.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 8.0% represented an increase in segment revenue of 18.0% in Europe and a decrease in segment revenue of 0.3% in Specialty; North America segment revenue was flat compared to the prior year second quarter. The decrease in other revenue of 7.0% was primarily driven by a $15 million organic decrease, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the second quarter of 2019 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 61.6% of revenue in the three months ended June 30, 2019 from 61.7% of revenue in the three months ended June 30, 2018. Cost of goods sold decreased 0.5% as a result of our North America segment, partially offset by a 0.3% increase attributable to mix. The mix impact is a result of our Stahlgruber acquisition, as the lower margin Europe segment makes up a larger percentage of the consolidated results and has a dilutive effect on the gross margin percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 27.7% in the three months ended June 30, 2019 from 27.3% in the three months ended June 30, 2018, primarily as a result of a 0.6% increase from our Europe segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2019		2018		Change
Restructuring expenses	$8,212	(1)	$2,095	(2)	$6,117
Acquisition related expenses	165		13,783	(3)	(13,618)
Total restructuring and acquisition related expenses	$8,377		$15,878		$(7,501)

(1)	Restructuring expenses for the three months ended June 30, 2019 primarily consisted of $5 million related to our 2019 restructuring program and $3 million related to acquisition integration costs.

(2)	Restructuring expenses for the three months ended June 30, 2018 primarily related to the integration of our acquisition of Andrew Page.

(3)	Acquisition related expenses for the three months ended June 30, 2018 included $13 million of costs for our acquisition of Stahlgruber.
See Note 6, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Impairment of Net Assets Held for Sale. We recorded a $33 million impairment charge on net assets held for sale in the second quarter of 2019. See Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge. The impairment charge is excluded from our calculation of Segment EBITDA. See Note 16, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for our reconciliation of Net Income to Segment EBITDA.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2019	2018	Change
Depreciation	$36,551	$33,536	$3,015	(1)
Amortization	34,283	29,627	4,656	(2)
Total depreciation and amortization	$70,834	$63,163	$7,671

(1)	Depreciation expense increased by $2 million in our Europe segment, principally due to incremental expense from our acquisition of Stahlgruber on May 30, 2018.

(2)
Amortization expense increased primarily due to an incremental $7 million from our acquisition of Stahlgruber, partially offset by a decrease of $2 million related to the impact of foreign currency translation, principally due to a decrease in the euro exchange rate during the three months ended June 30, 2019 compared to the prior year period.

Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the three months ended June 30, 2018	$38,699
Increase (decrease) due to:
Interest expense, net of interest income	(2,388)	(1)
Other expense (income), net	(6,160)	(2)
Net increase	(8,548)
Other expense, net for the three months ended June 30, 2019	$30,151

(1)	The decrease in interest is primarily related to a $2 million decrease from lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period.

(2)
The increase in other income primarily consisted of (i) a $4 million favorable variance in foreign currency gains and losses, and (ii) a $2 million non-recurring impairment loss recorded during the second quarter of 2018 related to our Andrew Page operation.

Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2019 was 27.1%, compared to 27.9% for the comparable prior year period. The decrease was primarily attributable to the impact of an unfavorable discrete item of approximately $2 million for the three months ended June 30, 2018, which adjusted the 2018 projected rate as a result of the Stahlgruber acquisition, due to the higher effective tax rate in Germany and the impact of suspended interest deductions due to thin capitalization constraints. The remaining discrete items impacted the effective tax rate by an immaterial amount compared to the prior year period.
Equity in Earnings (Losses) of Unconsolidated Subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries for the three months ended June 30, 2019 and 2018 primarily related to our investment in Mekonomen.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended June 30, 2018, the Czech koruna, euro, pound sterling and Canadian dollar rates used to translate the 2019 statements of income decreased by 6.2%, 5.8%, 5.5% and 3.5%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar netted against the positive impact of realized and unrealized currency gains and losses for the three months ended June 30, 2019, resulting in a negative effect of approximately half a penny on diluted earnings per share relative to the prior year period.
Net Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net income attributable to continuing noncontrolling interest for the three months ended June 30, 2019 increased an immaterial amount compared to the three months ended June 30, 2018 primarily due to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition. Net income attributable to discontinued noncontrolling interest for the three months ended June 30, 2019 related to the Stahlgruber Czech Republic wholesale business. See Note 3, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Six Months Ended
	June 30,		Percentage Change in Revenue
	2019	2018	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$6,035,792	$5,417,356	(1.1)%	15.3%	(2.8)%	11.4%
Other revenue	312,684	334,159	(7.5)%	1.3%	(0.3)%	(6.4)%
Total revenue	$6,348,476	$5,751,515	(1.4)%	14.5%	(2.7)%	10.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The change in parts and services revenue of 11.4% represented increases in segment revenue of 27.4% in Europe and 0.1% in Specialty and a decrease in segment revenue of 0.7% in North America. On average, there was one fewer selling day in the first half of 2019 compared to the prior year period, which negatively impacted the reported organic parts and services revenue decline for the first half of 2019 by 1.0%. The decrease in other revenue of 6.4% was primarily driven by a $25 million organic decrease, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first quarter of 2019 compared to the prior year period.

Cost of Goods Sold. Cost of goods sold decreased to 61.3% of revenue in the six months ended June 30, 2019 from 61.5% of revenue in the comparable prior year period. Cost of goods sold decreased 0.5% and 0.2% as a result of our North America and Europe segments, respectively, partially offset by increases of 0.3% and 0.2% attributable to mix and our Specialty segment, respectively. The mix impact is a result of our Stahlgruber acquisition, as the lower margin Europe segment makes up a larger percentage of the consolidated results and has a dilutive effect on the gross margin percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue increased to 28.3% in the six months ended June 30, 2019 from 27.7% in the six months ended June 30, 2018, primarily as a result of a 0.4% and 0.2% increase from our Europe and North America segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019		2018		Change
Restructuring expenses	$11,198	(1)	$4,132	(2)	$7,066
Acquisition related expenses	486		15,800	(3)	(15,314)
Total restructuring and acquisition related expenses	$11,684		$19,932		$(8,248)

(1)	Restructuring expenses for the six months ended June 30, 2019 primarily consisted of $5 million related to our 2019 restructuring program and $6 million related to acquisition integration costs.

(2)	Restructuring expenses for the six months ended June 30, 2018 primarily related to the integration of our acquisition of Andrew Page.

(3)	Acquisition related expenses for the six months ended June 30, 2018 included $15 million of costs for our acquisition of Stahlgruber.
See Note 6, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Impairment of Net Assets Held for Sale. We recorded a $49 million impairment charge on net assets held for sale for the six months ended June 30, 2019. See Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge. The impairment charge is excluded from our calculation of Segment EBITDA. See Note 16, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for our reconciliation of Net Income to Segment EBITDA.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018	Change
Depreciation	$72,372	$65,801	$6,571	(1)
Amortization	69,464	53,820	15,644	(2)
Total depreciation and amortization	$141,836	$119,621	$22,215

(1)
Depreciation expense included an incremental $5 million in our Europe segment, principally due to (i) a $6 million increase in depreciation expense from our acquisition of Stahlgruber, partially offset by (ii) a decrease of $2 million related to the impact of foreign currency translation, primarily due to decreases in the euro and pound sterling exchange rates during the six months ended June 30, 2019 compared to the prior year period.

(2)
The increase in amortization expense primarily reflected an incremental $19 million from our acquisition of Stahlgruber, partially offset by a decrease of $4 million related to the impact of foreign currency translation, principally due to a decrease in the euro exchange rate during the six months ended June 30, 2019 compared to the prior year period.

Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the six months ended June 30, 2018	$64,332
Increase (decrease) due to:
Interest expense, net of interest income	5,186	(1)
Other expense (income), net	(7,129)	(2)
Net decrease	(1,943)
Other expense, net for the six months ended June 30, 2019	$62,389

(1)
Additional interest related to (i) a $10 million increase resulting from higher outstanding debt during the six months ended June 30, 2019 compared to the prior year period (including the borrowings under our Euro Notes (2026/28)), partially offset by (ii) a $4 million decrease from lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period, and (iii) a $2 million decrease from foreign currency translation, primarily related to a decrease in the euro exchange rate during the first six months of 2019 compared to the prior year period.

(2)
The increase in other income primarily consisted of (i) $3 million of proceeds received in the first quarter of 2019 related to an insurance settlement in our North America segment, (ii) a $2 million non-recurring impairment loss recorded during the second quarter of 2018 related to our Andrew Page operation, and (iii) a $2 million favorable variance in foreign currency gains and losses.

Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2019 was 27.1%, compared to 26.3% for the comparable prior year period. The increase was primarily attributable to the impact of a favorable discrete item of approximately $3 million for the six months ended June 30, 2018, for excess tax benefits from stock-based payments; there was an immaterial amount for the six months ended June 30, 2019. The year over year change for this discrete item increased the effective tax rate by 0.7% compared to the prior year period, while the remaining discrete items increased the effective tax rate by an immaterial amount compared to the prior year period.
Equity in Earnings (Losses) of Unconsolidated Subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries for the six months ended June 30, 2019 primarily related to our investment in Mekonomen. During the first quarter of 2019, we recorded a $40 million other-than-temporary impairment related to our investment in Mekonomen. See Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge. The impairment charge is excluded from our calculation of Segment EBITDA. See Note 16, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for our reconciliation of Net Income to Segment EBITDA.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the six months ended June 30, 2019, the Czech koruna, euro, pound sterling and Canadian dollar rates used to translate the 2019 statements of income decreased by 7.4%, 6.7%, 6.0% and 4.2%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar and realized and unrealized currency losses for the six months ended June 30, 2019 resulted in a $0.02 negative effect on diluted earnings per share relative to the prior year period.
Net Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net income attributable to continuing noncontrolling interest for the six months ended June 30, 2019 increased $2 million compared to the six months ended June 30, 2018 primarily due to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition. Net income attributable to discontinued noncontrolling interest for the six months ended June 30, 2019 related to the Stahlgruber Czech Republic wholesale business. See Note 3, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.

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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of Total Segment Revenue	2018	% of Total Segment Revenue	2019	% of Total Segment Revenue	2018	% of Total Segment Revenue
Third Party Revenue
North America	$1,321,670		$1,334,965		$2,623,876		$2,664,625
Europe	1,516,240		1,284,153		2,961,781		2,324,583
Specialty	410,263		411,633		762,819		762,307
Total third party revenue	$3,248,173		$3,030,751		$6,348,476		$5,751,515
Total Revenue
North America	$1,321,766		$1,335,166		$2,624,075		$2,665,009
Europe	1,516,240		1,284,153		2,961,781		2,324,583
Specialty	411,636		412,873		765,373		764,665
Eliminations	(1,469)		(1,441)		(2,753)		(2,742)
Total revenue	$3,248,173		$3,030,751		$6,348,476		$5,751,515
Segment EBITDA
North America	$190,048	14.4%	$175,010	13.1%	$366,684	14.0%	$352,723	13.2%
Europe	116,281	7.7%	110,893	8.6%	221,579	7.5%	186,427	8.0%
Specialty	52,367	12.7%	56,068	13.6%	90,326	11.8%	98,037	12.8%

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses, change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments, or divestitures, equity in losses and earnings of unconsolidated subsidiaries, and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income, less net income (loss) attributable to continuing and discontinued noncontrolling interest, excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest and income tax expense. See Note 16, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
North America	2019	2018	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$1,165,482	$1,165,422	(0.4)%	(1)	0.6%	(0.2)%	0.0%
Other revenue	156,188	169,543	(8.9)%	(2)	1.1%	(0.1)%	(7.9)%
Total third party revenue	$1,321,670	$1,334,965	(1.4)%		0.7%	(0.2)%	(1.0)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue declined 0.4% in the second quarter of 2019 compared to the prior year period. This decline was impacted by (i) lower revenue in our glass and aviation businesses, which had unfavorable effects on organic growth of 0.6% and 0.4%, respectively, and (ii) collision and liability related auto claims being 2.6% lower in the second quarter of 2019 compared to the prior year period, which adversely impacted volume in our wholesale operations. Additionally, our North America segment generated a 7.4% organic growth rate for parts and services revenue in the second quarter of 2018, due in part to severe winter weather conditions, which increased backlog at our customers going into the second quarter. Facing a strong comparable period and with less favorable weather conditions in the first half of 2019, organic parts and services revenue growth was below our historical average.

(2)
The $15 million year over year organic decrease in other revenue primarily related to (i) a $20 million decrease in revenue from scrap steel and other metals primarily related to lower prices, partially offset by increased volumes, and (ii) a $6 million decrease in core revenue primarily related to decreased volumes, partially offset by (iii) a $10 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices and, to a lesser extent, increased volumes.

(3)
Acquisition related growth in the second quarter of 2019 reflected revenue from our acquisition of four wholesale businesses and one self service business since the beginning of the second quarter of 2018 through the one-year anniversary of the acquisitions.

Segment EBITDA. Segment EBITDA increased $15 million, or 8.6%, in the second quarter of 2019 compared to the second quarter of the prior year. Sequential decreases in scrap steel prices in our salvage and self service operations had an unfavorable impact of $2 million on North America Segment EBITDA during the three months ended June 30, 2019, compared to a $4 million positive impact on the three months ended June 30, 2018. This unfavorable impact for the three months ended June 30, 2019 resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2018	13.1%
Increase due to:
Change in gross margin	1.0%	(1)
Change in segment operating expenses	0.0%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.2%	(3)
Segment EBITDA for the three months ended June 30, 2019	14.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	The increase in gross margin primarily reflected a favorable impact of 1.2% from our wholesale operations, partially offset by an unfavorable impact of 0.2% from our self service operations. The increase in wholesale gross margin was primarily attributable to ongoing pricing initiatives. The decrease in self service gross margin was primarily attributable to sequential decreases in scrap steel prices as higher cost vehicles, which were purchased in the first quarter of 2019 during a period of higher scrap prices, were scrapped. The unfavorable impact in self service gross margin was partially offset by a nonrecurring benefit of 0.2% due to $3 million of proceeds received in the second quarter of 2019 related to an insurance settlement.

(2)
Segment operating expenses as a percentage of revenue were flat year over year despite the negative leverage effect resulting from the $13 million year over year decline in other revenue, as incremental scrap revenue does not require additional overhead costs, such as commissions and delivery costs, thus creating a dilutive impact to margin in periods with declining scrap revenue. Lower personnel related expenses, including reductions in workers compensation claims, third party contract labor costs and overtime costs, helped to offset the negative leverage effect. Additionally, facility expenses increased 0.3% principally related to higher expenses in rent related to expansions and renewals. The offsetting decrease was primarily related to lower bad debt expense of 0.2%, principally due to increased collection efforts. In dollar terms, segment operating expenses were down by $5 million relative to the second quarter of 2018.

(3)
The decrease in other expense, net and net income attributable to continuing noncontrolling interest was primarily due to several individually immaterial factors that had a favorable impact of 0.2% in the aggregate.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Europe	2019	2018	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,510,952	$1,279,996	(4.3)%	27.7%	(5.3)%	18.0%
Other revenue	5,288	4,157	9.6%	24.6%	(6.9)%	27.2%
Total third party revenue	$1,516,240	$1,284,153	(4.2)%	27.6%	(5.3)%	18.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The parts and services organic revenue decline for the quarter was affected by softer economic conditions across the continent. Additionally, we believe the U.K.'s potential exit from the European Union continues to have a negative impact on that market. Warmer weather also negatively impacted some markets. Selling days differ by market, but, on average, we had one fewer selling day in our Europe segment in the second quarter of 2019 than in the prior year period. On a per day basis, organic parts and services revenue declined 2.8%.

(2)	Acquisition related growth for the three months ended June 30, 2019 was $355 million, or 27.6%, primarily from our acquisition of Stahlgruber.

(3)
Compared to the prior year, exchange rates decreased our revenue growth by $69 million, or 5.3%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna during the second quarter of 2019 relative to the second quarter of 2018.

Segment EBITDA. Segment EBITDA increased $5 million, or 4.9%, in the second quarter of 2019 compared to the second quarter of the prior year. Our Europe Segment EBITDA included a negative year over year impact of $6 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the second quarter of 2018. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $12 million, or 10.4%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended June 30, 2019.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2018	8.6%
Increase (decrease) due to:
Change in gross margin	0.0%	(1)
Change in segment operating expenses	(1.0)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.1%
Segment EBITDA for the three months ended June 30, 2019	7.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Gross margin was flat year over year primarily due to (i) a 0.5% favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment, principally driven by our acquisition of Stahlgruber, offset by (ii) unfavorable impacts due to several individually immaterial factors.

(2)
The increase in segment operating expenses as a percentage of revenue reflects the negative leverage effect resulting from the year over year decline in revenue. Having one fewer selling day in the second quarter of 2019 and a decline in organic revenue (per day) increased the expense as a percentage of revenue of fixed costs, such as personnel salaries and facility rental expenses. The increase in segment operating expenses was primarily due to (i) a 1.0% increase in personnel expenses principally as a result of the negative leverage effect, and (ii) a 0.3% increase in non-recurring European systems and integration costs, including fees related to new information technology and other projects related to the integration of the European businesses, partially offset by (iii) lower bad debt expense of 0.3%, principally due to increased collection efforts.
Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Specialty	2019	2018	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$410,263	$411,633	0.1%	—%	(0.4)%	(0.3)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$410,263	$411,633	0.1%	—%	(0.4)%	(0.3)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was roughly flat compared to the prior year second quarter as a result of modest volume growth in both our automotive and RV businesses in the U.S., partially offset by decreased sales volumes in our Canada operations compared to the prior year period, primarily due to softening economic conditions.

Segment EBITDA. Segment EBITDA decreased $4 million, or 6.6%, in the second quarter of 2019 compared to the prior year second quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2018	13.6%
(Decrease) increase due to:
Change in gross margin	(1.3)%	(1)
Change in segment operating expenses	0.4%	(2)
Segment EBITDA for the three months ended June 30, 2019	12.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflects unfavorable impacts of (i) 0.7% due to unfavorable product mix in the second quarter of 2019, and (ii) 0.6% of higher product costs, primarily due to non-recurring benefits from supplier discounts resulting from strategic purchasing efforts in the fourth quarter of 2017, which had a favorable impact on the second quarter of 2018 as they were recognized over a turn of inventory.

(2)
The decrease in segment operating expenses reflects favorable impacts of (i) 0.4% in personnel costs primarily due to reduced headcount, and (ii) 0.2% in freight, vehicle and fuel expenses due to a decreased use of third party freight, partially offset by (iii) a 0.2% increase in facility expenses due to higher rent and property taxes as a result of warehouse expansion projects that were completed in the second half of 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
North America	2019	2018	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$2,321,180	$2,338,007	(0.9)%	(1)	0.4%	(0.3)%	(0.7)%
Other revenue	302,696	326,618	(7.8)%	(2)	0.6%	(0.1)%	(7.3)%
Total third party revenue	$2,623,876	$2,664,625	(1.7)%		0.5%	(0.3)%	(1.5)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue was negatively impacted by one fewer selling day in the first half of 2019 compared to the prior year period. On a per day basis, organic revenue declined 0.1%. This decline was impacted by (i) lower revenue in our glass and aviation businesses, which had unfavorable effects on organic growth of 0.7% and 0.6%, respectively, and (ii) collision and liability related auto claims being 2.6% lower in the first half of 2019, which adversely impacted volume in our wholesale operations. Additionally, our North America segment generated a 7.0% organic growth rate for parts and services revenue in the first half of 2018, due in part to severe winter weather conditions. Facing a strong comparable period and with less favorable weather conditions in the first half of 2019, organic parts and services revenue growth was below our historical average.

(2)
The $25 million year over year organic decrease in other revenue primarily related to (i) a $33 million decrease in revenue from scrap steel and other metals primarily related to lower prices, partially offset by increased volumes, and (ii) an $8 million decrease in core revenue primarily related to decreased volumes, partially offset by (iii) a $16 million increase in revenue from metals found in catalytic converters (platinum, palladium, and rhodium) primarily due to higher prices, partially offset by decreased volumes.

(3)
Acquisition related growth in the first half of 2019 reflected revenue from our acquisition of five wholesale businesses and one self service business from the beginning of 2018 through the one-year anniversary of the acquisitions.

Segment EBITDA. Segment EBITDA increased $14 million, or 4.0%, in the first half of 2019 compared to the prior year period. Sequential decreases in scrap steel prices in our salvage and self service operations had an unfavorable impact of $7 million on North America Segment EBITDA during the first half of 2019, compared to a $17 million positive impact on the first half of 2018. This unfavorable impact resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2018	13.2%
Increase (decrease) due to:
Change in gross margin	0.9%	(1)
Change in segment operating expenses	(0.5)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.3%	(3)
Segment EBITDA for the six months ended June 30, 2019	14.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin primarily reflected a favorable impact of 1.2% from our wholesale operations, partially offset by an unfavorable impact of 0.3% from our self service operations. The increase in wholesale gross margin was primarily attributable to ongoing pricing initiatives. The decrease in self service gross margin was primarily attributable to sequential decreases in scrap steel prices as higher cost vehicles were scrapped.

(2)
The increase in segment operating expenses as a percentage of revenue is primarily related to a 0.4% increase in facility expenses principally due to higher expenses in rent related to expansions and renewals. The increase in segment operating expenses also reflects the negative leverage effect resulting from the year over year decline in revenue. Having one fewer selling day in the first half of 2019 increased the expense as a percentage of revenue of fixed costs, such as facility rental expenses and personnel salaries. The decline in other revenue of $24 million contributed to the negative leverage effect as incremental scrap revenue does not require additional overhead costs, such as commissions and delivery costs, thus creating a dilutive impact to margin in periods with declining scrap revenue. Lower personnel related expenses, including reductions in workers compensation claims, third party contract labor costs and overtime costs, helped to offset the negative leverage effect.

(3)
The decrease in other expense, net and net income attributable to continuing noncontrolling interest was due to several individually immaterial factors that had a favorable impact of 0.3% in the aggregate.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Europe	2019	2018	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$2,951,793	$2,317,042	(1.8)%	35.4%	(6.2)%	27.4%
Other revenue	9,988	7,541	6.6%	33.8%	(7.9)%	32.4%
Total third party revenue	$2,961,781	$2,324,583	(1.7)%	35.3%	(6.2)%	27.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue declined for the first half of 2019, primarily affected by softer economic conditions across the continent. Additionally, we believe the U.K.'s potential exit from the European Union continues to have a negative impact on that market. Warmer weather also negatively impacted some markets. Selling days differ by market, but, on average, we had one fewer selling day in our Europe segment in the first half of 2019 than in the prior year period. On a per day basis, organic parts and services revenue declined 0.6%.

(1)	Acquisition related growth for the six months ended June 30, 2019 was $822 million, or 35.3%, primarily from our acquisition of Stahlgruber.

(2)
Compared to the prior year, exchange rates decreased our revenue growth by $144 million, or 6.2%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna during the first half of 2019 relative to the comparable period of 2018.

Segment EBITDA. Segment EBITDA increased $35 million, or 18.9%, in the first half of 2019 compared to the comparable period of the prior year. Our Europe Segment EBITDA included a negative year over year impact of $12 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the first half of 2018. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $47 million, or 25.2%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations - Consolidated section above for further detail regarding foreign currency impact on our results for the six months ended June 30, 2019.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2018	8.0%
Increase (decrease) due to:
Change in gross margin	0.5%	(1)
Change in segment operating expenses	(0.9)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.1)%
Segment EBITDA for the six months ended June 30, 2019	7.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)	The increase in gross margin was primarily due to a 0.6% favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment.

(2)
The increase in segment operating expenses as a percentage of revenue reflects the negative leverage effect resulting from the year over year decline in revenue. Having one fewer selling day in the first half of 2019 and a decline in organic revenue (per day) increased the expense as a percentage of revenue of fixed costs, such as facility rental expenses and personnel salaries. The increase in segment operating expenses was primarily due to (i) a 1.0% increase in personnel expenses principally as a result of the negative leverage effect, and (ii) a 0.2% increase in non-recurring European systems and integration costs, including fees related to new information technology and other projects related to the integration of the European businesses. The unfavorable effects were partially offset by lower bad debt expense of 0.2%, principally due to increased collection efforts.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Specialty	2019	2018	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$762,819	$762,307	0.5%	—%	(0.4)%	0.1%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$762,819	$762,307	0.5%	—%	(0.4)%	0.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was primarily due to higher volumes across both our automotive and RV businesses in the U.S., largely due to expansion of our product line coverage, strong exclusive line performance, and continued roll-out of new product applications for new model year vehicles. The organic growth was partially offset by decreased sales volumes in our Canada operations compared to the prior year period, primarily due to softening economic conditions. Organic growth in parts and services revenue for our Specialty segment on a per day basis was 1.3% as there was one fewer selling day in the first half of 2019 compared to the prior year period.

Segment EBITDA. Segment EBITDA decreased $8 million, or 7.9%, in the first half of 2019 compared to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2018	12.8%
(Decrease) increase due to:
Change in gross margin	(1.4)%	(1)
Change in segment operating expenses	0.4%	(2)
Segment EBITDA for the six months ended June 30, 2019	11.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflects unfavorable impacts of (i) 0.7% of higher product costs, primarily due to non-recurring benefits from supplier discounts resulting from strategic purchasing efforts in the fourth quarter of 2017, which had a favorable impact on the first half of 2018 as they were recognized over a turn of inventory, (ii) 0.3% due to unfavorable product mix in the first half of 2019, and (iii) 0.3% due to higher capitalized overhead expenses as a result of warehouse expansion projects that were completed in the second half of 2018.

(2)
The decrease in segment operating expenses reflects favorable impacts of (i) 0.3% in personnel costs primarily due to reduced headcount and (ii) several individually immaterial factors that had a favorable impact of 0.3% in the aggregate, partially offset by (iii) a 0.2% increase in facility expenses due to higher rent and property taxes as a result of warehouse expansion projects that were completed in the second half of 2018.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$375,967	$331,761	$345,202
Total debt (1)	4,086,298	4,347,697	4,476,000
Current maturities (2)	132,927	122,117	181,992
Capacity under credit facilities (3)	3,260,000	3,260,000	2,850,000
Availability under credit facilities (3)	1,962,487	1,697,698	1,563,926
Total liquidity (cash and cash equivalents plus availability under credit facilities)	2,338,454	2,029,459	1,909,128

(1)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $34 million as of June 30, 2019, and $37 million as of both December 31, 2018 and June 30, 2018).

(2)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of immaterial amounts as of both June 30, 2019 and December 31, 2018 and $5 million as of June 30, 2018).

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
As of June 30, 2019, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2024, composed of term loans totaling $350 million ($346 million outstanding at June 30, 2019) and $3.15 billion in revolving credit ($1.2 billion outstanding at June 30, 2019), bearing interest at variable rates (although a portion of the outstanding debt is hedged through interest rate swap contracts), with availability reduced by $69 million of amounts outstanding under letters of credit

•	U.S. Notes (2023) totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes (2024) totaling $569 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Euro Notes (2026/28) totaling $1.1 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate

•	Receivables securitization facility with availability up to $110 million (no outstanding balance as of June 30, 2019), maturing in November 2021 and bearing interest at variable commercial paper rates
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
As of June 30, 2019, we had approximately $2.0 billion available under our credit facilities. Combined with approximately $376 million of cash and cash equivalents at June 30, 2019, we had approximately $2.3 billion in available liquidity, an increase of $309 million over our available liquidity as of December 31, 2018.

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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, we hold cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 11, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at June 30, 2019 was 1.6%. Including our senior notes and the borrowings under our receivables securitization program, our overall weighted average interest rate on borrowings was 3.0% at June 30, 2019.
Cash interest payments were $75 million for the six months ended June 30, 2019, including $46 million in semi-annual interest payments on our U.S. Notes (2023), Euro Notes (2024) and Euro Notes (2026/28). Interest payments on our U.S. Notes (2023) are made in May and November, and interest payments on our Euro Notes (2024) and Euro Notes (2026/28) are made in April and October.
We had outstanding credit agreement borrowings of $1.6 billion and $1.7 billion at June 30, 2019 and December 31, 2018, respectively. Of these amounts, $13 million and $9 million was classified as current maturities at June 30, 2019 and December 31, 2018, respectively.
The scheduled maturities of long-term obligations, inclusive of finance lease obligations, outstanding at June 30, 2019 are as follows (in thousands):

Six months ending December 31, 2019:	$115,953
Years ending December 31:
2020	53,517
2021	33,145
2022	28,132
2023	623,464
Thereafter	3,232,087
Total debt (1)	$4,086,298

(1)	The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $34 million as of June 30, 2019).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of June 30, 2019.
The following summarizes our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of June 30, 2019:

	Covenant Level	Ratio Achieved as of June 30, 2019
Maximum net leverage ratio	4.25:1.00	2.8
Minimum interest coverage ratio	3.00:1.00	9.2

The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
As of June 30, 2019, the Company had cash and cash equivalents of $376 million, of which $272 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Act and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the new 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives.
The procurement of inventory is the largest operating use of our funds. We normally pay for aftermarket product purchases on standard payment terms or at the time of shipment, depending on the manufacturer and the negotiated payment terms. We normally pay for salvage vehicles acquired at salvage auctions and under direct procurement arrangements at the time that we take possession of the vehicles.
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
North America	$343,300	$363,000	$(19,700)	$679,400	$721,800	$(42,400)	(1)
Europe	982,900	827,100	155,800	1,921,600	1,494,200	427,400	(2)
Specialty	287,100	296,600	(9,500)	537,700	570,600	(32,900)	(3)
Total	$1,613,300	$1,486,700	$126,600	$3,138,700	$2,786,600	$352,100

(1)	In North America, aftermarket purchases during the six months ended June 30, 2019 decreased compared to the prior year period primarily as a result of an increased focus on inventory reduction.

(2)
In our Europe segment, the increase in purchases during the six months ended June 30, 2019 was primarily driven by (i) a $588 million increase attributable to incremental inventory purchases as a result of our acquisition of Stahlgruber in the second quarter of 2018, partially offset by (ii) a $25 million decrease attributable to our continental European operations and a $41 million decrease attributable to our UK operations primarily due to inventory reduction efforts. There was also a decrease of $95 million in inventory purchases attributable to the decrease in the value of the euro and pound sterling in the six months ended June 30, 2019 compared to the prior year period.

(3)	Specialty inventory purchases decreased $33 million during the six months ended June 30, 2019 compared to the prior year period primarily as a result of an increased focus on inventory reduction.
The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
North America wholesale salvage cars and trucks	78	83	(6.0)%	152	156	(2.6)%
Europe wholesale salvage cars and trucks	6	7	(14.3)%	14	15	(6.7)%
Self service and "crush only" cars	165	150	10.0%	304	291	4.5%
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the six months ended June 30, 2018	$329
Increase (decrease) due to:
Operating income	(25)	(1)
Non-cash depreciation and amortization expense	23	(2)
Impairment of net assets held for sale	49	(3)
Cash paid for taxes	23
Cash paid for interest	(19)
Working capital accounts: (4)
Accounts receivable	(37)
Inventory	144
Accounts payable	122
Other operating activities	29	(5)
Net cash provided by operating activities for the six months ended June 30, 2019	$638

(1)	Refer to the Results of Operations - Consolidated section for further information on the decrease in operating income.

(2)	Non-cash depreciation and amortization expense increased compared to the prior year period as discussed in the Results of Operations - Consolidated section.

(3)
In the first six months of 2019, we recorded impairment charges on net assets held for sale. See "Net Assets Held for Sale" in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charges.

(4)	Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
Inventory represented an incremental $144 million in cash inflows in 2019 as a result of judicious inventory reduction efforts in all three segments to reflect organic revenue conditions, as disclosed in the procurement section above.
Accounts payable produced an incremental $122 million in cash flows primarily due to timing effects related to our May 30, 2018 acquisition of Stahlgruber. Additionally, we increased accounts payable through extension of vendor terms in North America.
Accounts receivable was a $37 million greater outflow in 2019, primarily attributable to timing effects from the Stahlgruber acquisition, and also to a lesser extent, the unwind of a receivables factoring program at Stahlgruber.

(5)	Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $117 million for the six months ended June 30, 2019, compared to $1.2 billion of cash used in investing activities during the six months ended June 30, 2018. We invested $15 million of cash, net of cash acquired, in business acquisitions during the six months ended June 30, 2019 compared to $1.1 billion during the six months ended June 30, 2018, primarily related to the Stahlgruber acquisition. Property, plant and equipment purchases were $101 million in the first half of 2019 compared to $115 million in the prior year period. The period over period decrease in cash outflows for purchases of property, plant and equipment was due to roughly equal decreases in all three segments.
Net cash used in financing activities totaled $472 million for the six months ended June 30, 2019, compared to $1.1 billion provided by financing activities during the six months ended June 30, 2018. We received $1.2 billion from our issuance of the Euro Notes (2026/2028) during the six months ended June 30, 2018; no such proceeds were received in the current year. We repurchased $191 million of our common stock in the first half of 2019; we did not repurchase any shares in the comparable period of 2018. During the six months ended June 30, 2019, net repayments under our credit facilities totaled $273 million compared to $162 million during the six months ended June 30, 2018.
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
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 50.3% and 47.9% of our revenue during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.0% change in our consolidated revenue and a 3.0% change in our operating income for the six months ended June 30, 2019. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2019 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of June 30, 2019, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £189 million, €139 million, CAD $130 million, and SEK 275 million under our revolving credit facilities. As of December 31, 2018, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £290 million, €163 million, CAD $130 million, and SEK 275 million under our revolving credit facilities.
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
As of June 30, 2019, we held eight interest rate swap contracts representing a total of $480 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of June 30, 2019, the fair value of the interest rate swap contracts was an asset of $6 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of June 30, 2019 we held five cross currency swap agreements for a total notional amount of $566 million (€523 million) with maturity dates in October 2019, October 2020, and January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S.

dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; MUFG; and SunTrust Bank). As of June 30, 2019, the fair value of the interest rate swap components of the cross currency swaps was an asset of $1 million and a liability of $2 million, and the fair value of the foreign currency forward components was an asset of $3 million and a liability of $32 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 66% of our variable rate debt under our credit facilities at fixed rates at June 30, 2019 compared to 57% at December 31, 2018. See Note 10, "Long-Term Obligations" and Note 11, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At June 30, 2019, we had approximately $527 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $5 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended June 30, 2019 has decreased 4% over the average for the first quarter of 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our stock repurchases for the three months ended June 30, 2019 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	330	$29.88	330	$359,674
May 1, 2019 - May 31, 2019	3,320	$27.33	3,320	$268,929
June 1, 2019 - June 30, 2019	750	$26.26	750	$249,238
Total	4,400		4,400

Item 6. Exhibits
Exhibits
(b) Exhibits

3.1	Amended and Restated Bylaws of LKQ Corporation, as amended as of May 7, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 8, 2019).
4.1
Supplemental Indenture dated as of June 21, 2019 among LKQ Italia Bondco S.p.A, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee.

4.2
Supplemental Indenture dated as of June 21, 2019 among LKQ European Holdings B.V., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2019.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)