Form 10-Q
period 2019-09-30
LKQ CORP
filed 2019-11-05
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At October 25, 2019, the registrant had outstanding an aggregate of 306,461,589 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$3,147,773	$3,122,378	$9,496,249	$8,873,893
Cost of goods sold	1,947,444	1,925,180	5,840,469	5,460,845
Gross margin	1,200,329	1,197,198	3,655,780	3,413,048
Selling, general and administrative expenses	892,124	879,150	2,687,024	2,472,085
Restructuring and acquisition related expenses	8,929	6,614	20,613	26,546
Impairment of net assets held for sale	(3,601)	—	44,919	—
Depreciation and amortization	71,513	76,701	213,349	196,322
Operating income	231,364	234,733	689,875	718,095
Other expense (income):
Interest expense, net of interest income	31,976	40,860	103,949	107,647
Other income, net	(5,939)	(6,959)	(15,523)	(9,414)
Total other expense, net	26,037	33,901	88,426	98,233
Income from continuing operations before provision for income taxes	205,327	200,832	601,449	619,862
Provision for income taxes	57,747	46,068	165,122	156,427
Equity in earnings (losses) of unconsolidated subsidiaries	4,232	(20,284)	(33,745)	(18,326)
Income from continuing operations	151,812	134,480	402,582	445,109
Net income from discontinued operations	781	—	1,179	—
Net income	152,593	134,480	403,761	445,109
Less: net (loss) income attributable to continuing noncontrolling interest	(46)	378	2,321	1,040
Less: net income attributable to discontinued noncontrolling interest	376	—	568	—
Net income attributable to LKQ stockholders	$152,263	$134,102	$400,872	$444,069

Basic earnings per share: (1)
Income from continuing operations	$0.49	$0.42	$1.29	$1.42
Net income from discontinued operations	0.00	—	0.00	—
Net income	0.50	0.42	1.30	1.42
Less: net (loss) income attributable to continuing noncontrolling interest	(0.00)	0.00	0.01	0.00
Less: net income attributable to discontinued noncontrolling interest	0.00	—	0.00	—
Net income attributable to LKQ stockholders	$0.50	$0.42	$1.29	$1.42

Diluted earnings per share: (1)
Income from continuing operations	$0.49	$0.42	$1.29	$1.41
Net income from discontinued operations	0.00	—	0.00	—
Net income	0.50	0.42	1.29	1.41
Less: net (loss) income attributable to continuing noncontrolling interest	(0.00)	0.00	0.01	0.00
Less: net income attributable to discontinued noncontrolling interest	0.00	—	0.00	—
Net income attributable to LKQ stockholders	$0.49	$0.42	$1.28	$1.41

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$152,593	$134,480	$403,761	$445,109
Less: net (loss) income attributable to continuing noncontrolling interest	(46)	378	2,321	1,040
Less: net income attributable to discontinued noncontrolling interest	376	—	568	—
Net income attributable to LKQ stockholders	152,263	134,102	400,872	444,069

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(69,819)	(20,951)	(74,112)	(77,630)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(1,261)	304	(9,648)	5,964
Net change in unrealized gains/losses on pension plans, net of tax	(2,353)	1,274	(2,134)	(154)
Net change in other comprehensive income from unconsolidated subsidiaries	1,240	643	98	2,160
Other comprehensive loss	(72,193)	(18,730)	(85,796)	(69,660)

Comprehensive income	80,400	115,750	317,965	375,449
Less: comprehensive (loss) income attributable to continuing noncontrolling interest	(46)	378	2,321	1,040
Less: comprehensive income attributable to discontinued noncontrolling interest	376	—	568	—
Comprehensive income attributable to LKQ stockholders	$80,070	$115,372	$315,076	$374,409

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$433,391	$331,761
Receivables, net	1,223,197	1,154,083
Inventories	2,582,188	2,836,075
Prepaid expenses and other current assets	245,082	199,030
Total current assets	4,483,858	4,520,949
Property, plant and equipment, net	1,184,188	1,220,162
Operating lease assets, net	1,303,260	—
Intangible assets:
Goodwill	4,309,822	4,381,458
Other intangibles, net	837,272	928,752
Equity method investments	144,009	179,169
Other noncurrent assets	149,281	162,912
Total assets	$12,411,690	$11,393,402
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$997,874	$942,398
Accrued expenses:
Accrued payroll-related liabilities	162,152	172,005
Refund liability	100,327	104,585
Other accrued expenses	326,634	288,425
Other current liabilities	113,349	61,109
Current portion of operating lease liabilities	225,572	—
Current portion of long-term obligations	128,143	121,826
Total current liabilities	2,054,051	1,690,348
Long-term operating lease liabilities, excluding current portion	1,129,423	—
Long-term obligations, excluding current portion	3,737,112	4,188,674
Deferred income taxes	296,199	311,434
Other noncurrent liabilities	322,205	364,194
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 319,598,334 shares issued and 306,402,419 shares outstanding at September 30, 2019; 318,417,821 shares issued and 316,146,114 shares outstanding at December 31, 2018	3,196	3,184
Additional paid-in capital	1,427,382	1,415,188
Retained earnings	3,999,748	3,598,876
Accumulated other comprehensive loss	(260,746)	(174,950)
Treasury stock, at cost; 13,195,915 shares at September 30, 2019 and 2,271,707 shares at December 31, 2018	(351,813)	(60,000)
Total Company stockholders' equity	4,817,767	4,782,298
Noncontrolling interest	54,933	56,454
Total stockholders' equity	4,872,700	4,838,752
Total liabilities and stockholders' equity	$12,411,690	$11,393,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$403,761	$445,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230,239	210,977
Impairment of Mekonomen equity method investment	39,551	22,715
Impairment of net assets held for sale	44,919	—
Stock-based compensation expense	20,837	17,544
Other	(13,320)	(7,187)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(102,381)	(70,797)
Inventories	148,237	(71,058)
Prepaid income taxes/income taxes payable	40,711	7,262
Accounts payable	90,879	(71,997)
Other operating assets and liabilities	61,738	38,599
Net cash provided by operating activities	965,171	521,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(165,551)	(171,763)
Acquisitions, net of cash acquired	(14,517)	(1,206,067)
Proceeds from disposal of businesses	19,505	—
Investments in unconsolidated subsidiaries	(6,894)	(11,066)
Receipts of deferred purchase price on receivables under factoring arrangements	—	9,410
Other investing activities, net	7,368	7,970
Net cash used in investing activities	(160,089)	(1,371,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(16,938)
Proceeds from issuance of Euro Notes (2026/28)	—	1,232,100
Purchase of treasury stock	(291,813)	—
Borrowings under revolving credit facilities	390,275	1,025,496
Repayments under revolving credit facilities	(613,758)	(1,110,035)
Repayments under term loans	(6,563)	(114,800)
Borrowings under receivables securitization facility	36,600	—
Repayments under receivables securitization facility	(146,600)	—
Payment of notes issued from acquisitions	(19,123)	—
Repayments of other debt, net	(31,587)	(38,695)
Other financing activities, net	(7,125)	2,186
Net cash (used in) provided by financing activities	(689,694)	979,314
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,702)	(67,385)
Net increase in cash, cash equivalents and restricted cash	105,686	61,580
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	337,250	279,766
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	442,936	341,346
Less: Cash and cash equivalents of discontinued operations, end of period	4,328	—
Cash, cash equivalents and restricted cash, end of period	$438,608	$341,346

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$433,391	$341,346
Restricted cash included in Other noncurrent assets	5,217	—
Cash, cash equivalents and restricted cash, end of period	$438,608	$341,346

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$134,998	$158,740
Interest	86,525	74,417
Supplemental disclosure of noncash investing and financing activities:
Stock issued in acquisitions	$—	$251,334
Noncash property, plant and equipment additions	6,597	11,010
Notes payable and other financing obligations, including notes issued, debt assumed and settlement of pre-existing balances in connection with business acquisitions	45,311	82,664

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

Notes issued in connection with purchase of noncontrolling interest	14,196	—
Contingent consideration liabilities	5,377	3,107

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders' Equity (In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, July 1, 2019	319,010	$3,190	(9,315)	$(250,762)	$1,429,129	$3,847,485	$(188,553)	$69,259	$4,909,748
Net income	—	—	—	—	—	152,263	—	330	152,593
Other comprehensive loss	—	—	—	—	—	—	(72,193)	—	(72,193)
Purchase of treasury stock	—	—	(3,881)	(101,051)	—	—	—	—	(101,051)
Vesting of restricted stock units, net of shares withheld for employee tax	313	3	—	—	(650)	—	—	—	(647)
Stock-based compensation expense	—	—	—	—	7,178	—	—	—	7,178
Exercise of stock options	370	4	—	—	3,594	—	—	—	3,598
Tax withholdings related to net share settlements of stock-based compensation awards	(95)	(1)	—	—	(3,105)	—	—	—	(3,106)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(4,644)	(4,644)
Acquired noncontrolling interest (1)	—	—	—	—	—	—	—	104	104
Purchase of noncontrolling interest (2)	—	—	—	—	(8,764)	—	—	(10,116)	(18,880)
BALANCE, September 30, 2019	319,598	$3,196	(13,196)	$(351,813)	$1,427,382	$3,999,748	$(260,746)	$54,933	$4,872,700
(1) The amount acquired during 2019 relates to discontinued operations. See Note 3, "Discontinued Operations," for further details.
(2) The amount recorded in 2019 relates to the purchase of noncontrolling interest unrelated to a business combination. Refer to "Stockholders' Equity" in Note 4, "Financial Statement Information" for further information.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders' Equity (In thousands)

	LKQ Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
BALANCE, July 1, 2018	317,821	$3,178	$1,403,630	$3,428,725	$(116,061)	$57,503	$4,776,975
Net income	—	—	—	134,102	—	378	134,480
Other comprehensive loss	—	—	—	—	(18,730)	—	(18,730)
Vesting of restricted stock units, net of shares withheld for employee tax	256	3	(937)	—	—	—	(934)
Stock-based compensation expense	—	—	5,700	—	—	—	5,700
Exercise of stock options	120	1	849	—	—	—	850
Capital contributions from, net of dividends to, noncontrolling interest shareholder	—	—	—	—	—	(925)	(925)
BALANCE, September 30, 2018	318,197	$3,182	$1,409,242	$3,562,827	$(134,791)	$56,956	$4,897,416

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders' Equity (In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	318,418	$3,184	(2,272)	$(60,000)	$1,415,188	$3,598,876	$(174,950)	$56,454	$4,838,752
Net income	—	—	—	—	—	400,872	—	2,889	403,761
Other comprehensive loss	—	—	—	—	—		(85,796)		(85,796)
Purchase of treasury stock	—	—	(10,924)	(291,813)	—	—	—	—	(291,813)
Vesting of restricted stock units, net of shares withheld for employee tax	684	7	—	—	(1,808)	—	—	—	(1,801)
Stock-based compensation expense	—	—	—	—	20,837	—	—	—	20,837
Exercise of stock options	606	6	—	—	5,462	—	—	—	5,468
Tax withholdings related to net share settlements of stock-based compensation awards	(110)	(1)	—	—	(3,533)	—	—	—	(3,534)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(4,659)	(4,659)
Acquired noncontrolling interest (1)	—	—	—	—	—	—	—	10,365	10,365
Purchase of noncontrolling interest (2)	—	—	—	—	(8,764)	—	—	(10,116)	(18,880)
BALANCE, September 30, 2019	319,598	$3,196	(13,196)	$(351,813)	$1,427,382	$3,999,748	$(260,746)	$54,933	$4,872,700
(1) The amount acquired during 2019 relates to discontinued operations. See Note 3, "Discontinued Operations," for further details.
(2) The amount recorded in 2019 relates to the purchase of noncontrolling interest unrelated to a business combination. Refer to "Stockholders' Equity" in Note 4, "Financial Statement Information" for further information.

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

Note 2. Business Combinations
During the nine months ended September 30, 2019, we completed five acquisitions, including one wholesale business and one self service business in North America, and three wholesale businesses in Europe. These acquisitions were not material to our results of operations or financial position as of and for the three and nine months ended September 30, 2019. Total acquisition date fair value of the consideration for our acquisitions for the nine months ended September 30, 2019 was $48 million, composed of $17 million of cash paid (net of cash acquired), $5 million for the estimated value of contingent payments to former owners (with maximum payments totaling $7 million), $1 million of other purchase price obligations (non-interest bearing), $21 million of notes payable, and $4 million of pre-existing balances considered to be effectively settled as a result of the acquisitions. In addition, we assumed $8 million of existing debt as of the acquisition dates.
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

Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2019 and the last three months of the year ended December 31, 2018 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
During the third quarter of 2019, the measurement period adjustments recorded for acquisitions completed in prior periods were not material. The income statement effect of these measurement period adjustments that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial.
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
The acquisition of Stahlgruber expanded LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, the acquisition of Stahlgruber should allow for continued improvement in procurement, logistics and infrastructure optimization. The primary objectives of our other acquisitions made during the nine months ended September 30, 2019 and the year ended December 31, 2018 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths.
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
The following pro forma summary presents the effect of the businesses acquired during the nine months ended September 30, 2019 as though the businesses had been acquired as of January 1, 2018, and the businesses acquired during the year ended December 31, 2018 as though they had been acquired as of January 1, 2017. We have excluded the May 29, 2019 acquisition of the Czech Republic wholesale business as the business was never integrated into our Europe segment. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue, as reported	$3,147,773	$3,122,378	$9,496,249	$8,873,893
Revenue of purchased businesses for the period prior to acquisition:
Stahlgruber	—	—	—	815,405
Other acquisitions	—	33,708	16,481	133,545
Pro forma revenue	$3,147,773	$3,156,086	$9,512,730	$9,822,843

Income from continuing operations, as reported (1)	$151,812	$134,480	$402,582	$445,109
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Stahlgruber	4,368	5,624	10,484	14,114
Other acquisitions	314	1,863	2,161	4,780
Acquisition related expenses, net of tax (2)	1,174	681	1,498	13,986
Pro forma income from continuing operations	157,668	142,648	416,725	477,989
Less: Net (loss) income attributable to continuing noncontrolling interest, as reported	(46)	378	2,321	1,040
Less: Pro forma net income attributable to continuing noncontrolling interest	—	—	—	2,799
Pro forma net income from continuing operations attributable to LKQ stockholders (3)	$157,714	$142,270	$414,404	$474,150

(1)	2018 amounts include interest expense for the period from April 9, 2018 through September 30, 2018 recorded on the senior notes issued in connection with our acquisition of Stahlgruber.

(2)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.

(3)	Excludes our acquisition of the Czech Republic wholesale business which is classified as discontinued operations.
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

Note 3. Discontinued Operations
As described in Note 2, "Business Combinations," we classified the acquired Stahlgruber Czech Republic wholesale business as discontinued operations. We intend to divest the business within the next year, and thus, the net assets are reflected on the Unaudited Condensed Consolidated Balance Sheet at the lower of fair value less cost to sell or carrying value. As of September 30, 2019, the assets held for sale, liabilities held for sale, and noncontrolling interest are recorded within Prepaid expenses and other current assets, Other current liabilities, and Noncontrolling interest, respectively, on the Unaudited Condensed Consolidated Balance Sheet. As of the acquisition date, we acquired $5 million of cash and assumed $6 million of existing debt.
Fair value was based on the estimated selling price, the inputs of which included projected market multiples and any reasonable offers. Due to the uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in the Company's analysis. The inputs utilized in the fair value estimate are classified as Level 3 within the fair value hierarchy. The fair value of the net assets was measured on a non-recurring basis as of September 30, 2019.

Note 4. Financial Statement Information
Allowance for Doubtful Accounts
We have a reserve for uncollectible accounts, which was approximately $50 million and $57 million at September 30, 2019 and December 31, 2018, respectively.
Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Aftermarket and refurbished products	$2,117,275	$2,309,458
Salvage and remanufactured products	438,845	503,199
Manufactured products	26,068	23,418
Total inventories	$2,582,188	$2,836,075

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of September 30, 2019, manufactured products inventory was composed of $17 million of raw materials, $3 million of work in process, and $6 million of finished goods. As of December 31, 2018, manufactured products inventory was composed of $17 million of raw materials, $2 million of work in process, and $4 million of finished goods.
Net Assets Held for Sale
During the first six months of 2019, we committed to plans to sell certain businesses in our North America and Europe segments. As a result, these businesses were classified as net assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value, resulting in impairment charges totaling $49 million through the six months ended June 30, 2019 (presented in Impairment of net assets held for sale in the Unaudited Condensed Consolidated Statement of Income). In the third quarter of 2019, we completed the sales of two of these businesses, our aviation business in North America and a wholesale business in Bulgaria. The proceeds exceeded our prior fair value estimates, resulting in a net $4 million reduction of previously reported impairment charges for the three months ended September 30, 2019 and a net

$45 million impairment charge for the nine months ended September 30, 2019. The disposed businesses were immaterial, generating annualized revenue of approximately $55 million during the twelve-month period ended September 30, 2019.
Excluding the Stahlgruber Czech Republic wholesale business discussed in Note 3, "Discontinued Operations," as of September 30, 2019, there were $13 million of assets held for sale, including $3 million of goodwill that was reclassified as held for sale related to our Europe segment, and $4 million of liabilities held for sale, which were recorded within Prepaid expenses and other current assets and Other current liabilities, respectively, on the Unaudited Condensed Consolidated Balance Sheet. We expect the remaining assets held for sale to be disposed of during the next twelve months. The remaining assets held for sale generated annualized revenue of approximately $84 million during the twelve-month period ended September 30, 2019.
We are required to record net assets of our held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values were based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for our discounted cash flow analysis of the businesses were based on projected revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, the inputs to our estimates included projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in our analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-recurring basis as of September 30, 2019.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $144 million and $179 million as of September 30, 2019 and December 31, 2018, respectively.
Europe Segment
Our investment in unconsolidated subsidiaries in Europe was $127 million and $163 million as of September 30, 2019 and December 31, 2018, respectively. We recorded equity in earnings of $4 million and equity in losses of $35 million during the three and nine months ended September 30, 2019, respectively, and equity in losses of $20 million and $18 million during the three and nine months ended September 30, 2018, respectively, related to our investments in unconsolidated subsidiaries in our Europe segment, mainly related to our investment in Mekonomen AB ("Mekonomen").
On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen for an aggregate purchase price of $181 million. In October 2018, we acquired an additional $48 million of equity in Mekonomen at a discounted share price as part of its rights issue, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of September 30, 2019, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $5 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag.
During the three months ended March 31, 2019 and September 30, 2018, we recognized other-than-temporary impairment charges of $40 million and $23 million, respectively, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share prices of SEK 65 and SEK 126 as of March 31, 2019 and September 30, 2018, respectively. The impairment charges are recorded in Equity in earnings (losses) of unconsolidated subsidiaries in our Unaudited Condensed Consolidated Statements of Income.
In May 2018, we received a cash dividend of $8 million (SEK 67 million) related to our investment in Mekonomen. Mekonomen announced in February 2019 that the Mekonomen Board of Directors has proposed no dividend payment in 2019. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at September 30, 2019 was $126 million (using the Mekonomen share price of SEK 83 as of September 30, 2019) compared to a carrying value of $115 million.
In 2018, we participated in a rights issue with preferential rights for Mekonomen's existing shareholders, who were given the right to subscribe for four new Mekonomen shares per seven existing owned shares at a discounted share price. As of September 30, 2018, we recorded a derivative instrument of $29 million in Other noncurrent assets on our Unaudited Condensed Consolidated Balance Sheets, which represented our right to acquire Mekonomen shares at a discount. We measured the derivative instrument at fair value, and we recorded a $3 million gain on our fair value remeasurement during the three months ended September 30, 2018; the gain was recorded in Other income, net in the Unaudited Condensed Consolidated Statements of Income.
North America Segment

Our investment in unconsolidated subsidiaries in the North America segment was $17 million and $16 million as of September 30, 2019 and December 31, 2018, respectively. The equity in earnings for the North America equity investments was immaterial during each of the three and nine months ended September 30, 2019 and 2018.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. These assurance-type warranties are not considered a separate performance obligation, and thus no transaction price is allocated to them. We record the warranty costs in Cost of goods sold in our Unaudited Condensed Consolidated Statements of Income. Our warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within Other accrued expenses and Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2018	$23,262
Warranty expense	43,883
Warranty claims	(39,969)
Balance as of September 30, 2019	$27,176

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
Stockholders' Equity
Treasury Stock
On October 25, 2018, our Board of Directors authorized a stock repurchase program under which we may purchase up to $500 million of our common stock from time to time through October 25, 2021. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases. During the nine months ended September 30, 2019, we repurchased 10.9 million shares of common stock for an aggregate price of $292 million. During 2018, we repurchased 2.3 million shares of common stock for an aggregate price of $60 million. As of September 30, 2019, there was $148 million of remaining capacity under our repurchase program. Repurchased shares are accounted for as treasury stock using the cost method.
On October 25, 2019, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $500 million of our common stock from time to time through October 25, 2022; this extended date also applies to the original repurchase program. With the increase, the Board of Directors has authorized a total of $1.0 billion of common stock repurchases. As of the date of this filing, there was $648 million of remaining capacity under our repurchase program, with the additional $500 million authorization.
Noncontrolling Interest
In July 2019, we purchased substantially all of the noncontrolling interest of a subsidiary acquired in connection with the Stahlgruber acquisition for a purchase price of $19 million, which included the issuance of $14 million of notes payable. This purchase resulted in a net decrease to Noncontrolling interest of $10 million and a decrease to Additional paid-in capital of $9 million in our unaudited condensed consolidated financial statements as of September 30, 2019.
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which removes, modifies, and adds certain disclosure requirements in ASC 820. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019; early adoption is permitted. We are in the process of evaluating the impact of this standard on our disclosures but do not currently believe that it will have a material impact.
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
Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
North America	$1,145,402	$1,109,067	$3,466,582	$3,447,074
Europe	1,446,392	1,464,049	4,398,185	3,781,091
Specialty	394,204	388,865	1,157,023	1,151,172
Parts and services	2,985,998	2,961,981	9,021,790	8,379,337
Other	161,775	160,397	474,459	494,556
Total revenue	$3,147,773	$3,122,378	$9,496,249	$8,873,893

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

Balance as of January 1, 2019	$24,006
Additional warranty revenue deferred	32,118
Warranty revenue recognized	(29,469)
Balance as of September 30, 2019	$26,655

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
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration which includes returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $100 million and

$54 million, respectively, as of September 30, 2019, and $105 million and $56 million, respectively, as of December 31, 2018. The refund liability is presented separately on the balance sheet within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives which are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $106 million and $103 million as of September 30, 2019 and December 31, 2018, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our unaudited condensed consolidated financial statements.

Note 6. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, were $2 million in each of the three and nine months ended September 30, 2019.
Acquisition related expenses for the three and nine months ended September 30, 2018 were $1 million and $17 million, respectively, which included external costs primarily related to our May 2018 acquisition of Stahlgruber.
Acquisition Integration Plans
During the three and nine months ended September 30, 2019, we incurred $7 million and $13 million of restructuring expenses, respectively, primarily related to our acquisition integration efforts in our Europe segment. These expenses included approximately $4 million and $7 million for the three and nine months ended September 30, 2019, respectively, related to the integration of our acquisition of Andrew Page Limited ("Andrew Page"). The $4 million recorded during the three months ended September 30, 2019 for Andrew Page was recorded within Cost of goods sold in the Unaudited Condensed Consolidated Statement of Income.
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
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are currently expected to be between $5 million and $10 million.
2019 Global Restructuring Program
In the second quarter of 2019, we began implementing a cost reduction initiative, covering all three of our reportable segments, designed to eliminate underperforming assets and cost inefficiencies. We have incurred and expect to incur costs for inventory write-downs, employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed earlier than the end of the previously estimated use lives.
During the three and nine months ended September 30, 2019, we incurred $18 million and $23 million, respectively, of restructuring expenses primarily related to inventory write-downs, facility exit costs, and employee-related costs. Of these expenses, $13 million, primarily related to Andrew Page branch consolidation and brand rationalization, was recorded within Cost of goods sold in the Unaudited Condensed Consolidated Statement of Income during each of the three and nine months ended September 30, 2019, and $4 million and $10 million, respectively, was recorded within Restructuring and acquisition related expenses. We currently expect to incur additional expenses between $15 million and $20 million through the end of 2020 to complete the program.
1 LKQ Europe Program
In September 2019, we announced a multi-year program called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe program, we will reorganize our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. We currently expect to incur between $45 million and $55 million in personnel and inventory related restructuring charges through 2024 as a result of executing the 1 LKQ Europe program. In future periods, we may identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects.

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
RSUs
The RSUs we have issued vest over periods of up to five years, subject to a continued service condition. Currently outstanding RSUs (other than PSUs, which are described below) contain either a time-based vesting condition or a combination of a performance-based vesting condition and a time-based vesting condition, in which case both conditions must be met before any RSUs vest. For most of the RSUs containing a performance-based vesting condition, the Company must report positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date; we have an immaterial amount of RSUs containing other performance-based vesting conditions. Each RSU converts into one share of LKQ common stock on the applicable vesting date. The grant date fair value of RSUs is based on the market price of LKQ stock on the grant date. Our 2019 annual grant of RSUs occurred in March 2019. In previous years, the annual grant occurred in mid-January.
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
The fair value of RSUs that vested during the nine months ended September 30, 2019 was $20 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the nine months ended September 30, 2019:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2019	1,475,682	$34.94
Granted	1,011,623	$27.82
Vested	(753,276)	$32.31
Forfeited / Canceled	(70,851)	$33.56
Unvested as of September 30, 2019	1,663,178	$31.86
Expected to vest after September 30, 2019	1,506,308	$31.90	2.7	$47,373

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
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the nine months ended September 30, 2019:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2019	—	$—
Granted (2)	136,170	$27.69
Unvested as of September 30, 2019	136,170	$27.69
Expected to vest after September 30, 2019	136,170	$27.69	2.5	$4,283

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
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six years or ten years from the date they are granted. No options were granted during the nine months ended September 30, 2019. No options vested during the nine months ended September 30, 2019; all of our outstanding options are fully vested.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the nine months ended September 30, 2019:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2019	1,051,494	$10.15
Exercised	(605,591)	$9.03		$12,085
Canceled	(8,055)	$18.45
Balance as of September 30, 2019	437,848	$11.55	0.3	$8,739
Exercisable as of September 30, 2019	437,848	$11.55	0.3	$8,739

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

Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs and PSUs totaled $7 million and $21 million for the three and nine months ended September 30, 2019, respectively, and $6 million and $18 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, unrecognized compensation expense related to unvested RSUs and PSUs was $44 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from target.

Note 8. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income from continuing operations	$151,812	$134,480	$402,582	$445,109
Denominator for basic earnings per share—Weighted-average shares outstanding	307,230	318,082	311,360	313,417
Effect of dilutive securities:
RSUs	293	333	341	452
PSUs	—	—	—	—
Stock options	437	987	503	1,082
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	307,960	319,402	312,204	314,951
Basic earnings per share from continuing operations	$0.49	$0.42	$1.29	$1.42
Diluted earnings per share from continuing operations (1)	$0.49	$0.42	$1.29	$1.41

(1)	Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Antidilutive securities:
RSUs	942	375	700	317
Stock options	31	—	32	—

Note 9. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	September 30, 2019
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(181,890)	$5,987	$(7,856)	$(4,794)	$(188,553)
Pretax (loss) income	(69,440)	28,594	(3,087)	—	(43,933)
Income tax effect	—	(6,739)	782	—	(5,957)
Reclassification of unrealized (gain) loss	—	(30,256)	(61)	—	(30,317)
Reclassification of deferred income taxes	—	7,140	13	—	7,153
Disposal of business	(379)	—	—	—	(379)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	1,240	1,240
Ending balance	$(251,709)	$4,726	$(10,209)	$(3,554)	$(260,746)

	Three Months Ended
	September 30, 2018
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(125,753)	$19,684	$(10,200)	$208	$(116,061)
Pretax (loss) income	(23,405)	7,681	1,217	—	(14,507)
Income tax effect	2,454	(1,796)	41	—	699
Reclassification of unrealized (gain) loss	—	(7,284)	21	—	(7,263)
Reclassification of deferred income taxes	—	1,703	(5)	—	1,698
Other comprehensive income from unconsolidated subsidiaries	—	—	—	643	643
Ending balance	$(146,704)	$19,988	$(8,926)	$851	$(134,791)

	Nine Months Ended
	September 30, 2019
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(177,597)	$14,374	$(8,075)	$(3,652)	$(174,950)
Pretax (loss) income	(73,733)	34,769	(3,087)	—	(42,051)
Income tax effect	—	(8,163)	782	—	(7,381)
Reclassification of unrealized (gain) loss	—	(47,431)	229	—	(47,202)
Reclassification of deferred income taxes	—	11,177	(58)	—	11,119
Disposal of business	(379)	—	—	—	(379)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	98	98
Ending balance	$(251,709)	$4,726	$(10,209)	$(3,554)	$(260,746)

	Nine Months Ended
	September 30, 2018
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(71,933)	$11,538	$(8,772)	$(1,309)	$(70,476)
Pretax (loss) income	(82,137)	33,901	(102)	—	(48,338)
Income tax effect	4,507	(7,926)	(125)	—	(3,544)
Reclassification of unrealized (gain) loss	—	(26,117)	97	—	(26,020)
Reclassification of deferred income taxes	—	6,106	(24)	—	6,082
Other comprehensive income from unconsolidated subsidiaries	—	—	—	2,160	2,160
Adoption of ASU 2018-02	2,859	2,486	—	—	5,345
Ending balance	$(146,704)	$19,988	$(8,926)	$851	$(134,791)

The amounts of unrealized gains and losses on our Cash Flow Hedges reclassified to our Unaudited Condensed Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Unrealized gains on interest rate swaps (1) (2)	$1,863	$2,139	$6,805	$4,748
Unrealized gains on foreign currency forwards (2) (3)	3,667	2,131	10,829	6,287
Unrealized gains on cross currency swaps (4)	24,726	3,014	29,797	15,082
Total	$30,256	$7,284	$47,431	$26,117

(1)	Inclusive of our interest rate swap agreements and the interest rate swap component of our cross currency swaps.

(2)	Amounts reclassified to Interest expense, net of interest income in our Unaudited Condensed Consolidated Statements of Income.

(3)	Related to the foreign currency forward component of our cross currency swaps.

(4)	Amounts reclassified to Other income, net in our Unaudited Condensed Consolidated Statements of Income. These gains and losses offset the impact of the remeasurement of the underlying contracts.

Net unrealized losses related to our pension plans were reclassified to Other income, net in our Unaudited Condensed Consolidated Statements of Income during each of the nine months ended September 30, 2019 and 2018. Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.
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

Note 10. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Senior secured credit agreement:
Term loans payable	$343,438	$350,000
Revolving credit facilities	1,145,781	1,387,177
U.S. Notes (2023)	600,000	600,000
Euro Notes (2024)	544,950	573,350
Euro Notes (2026/28)	1,089,900	1,146,700
Receivables securitization facility	—	110,000
Notes payable through October 2030 at weighted average interest rates of 2.9% and 2.0%, respectively	34,325	23,056
Finance lease obligations	39,113	39,966
Other debt at weighted average interest rates of 1.9% and 1.8%, respectively	99,215	117,448
Total debt	3,896,722	4,347,697
Less: long-term debt issuance costs	(31,184)	(36,906)
Less: current debt issuance costs	(283)	(291)
Total debt, net of debt issuance costs	3,865,255	4,310,500
Less: current maturities, net of debt issuance costs	(128,143)	(121,826)
Long term debt, net of debt issuance costs	$3,737,112	$4,188,674

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
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024. Term loan borrowings, which totaled $343 million as of September 30, 2019, are due and payable in quarterly installments equal to $2 million on the last day of each of the first four fiscal quarters ending on or after March 31, 2019 and approximately $4 million on the last day of each fiscal quarter thereafter, with the remaining balance due and payable on January 29, 2024.

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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 11, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at September 30, 2019 and December 31, 2018 were 1.6% and 1.9%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were $15 million classified as current maturities at September 30, 2019 compared to $9 million at December 31, 2018. As of September 30, 2019, there were letters of credit outstanding in the aggregate amount of $69 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at September 30, 2019 was $1.9 billion.
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
The U.S. Notes (2023) are redeemable, in whole or in part, at any time on or after May 15, 2018 at the respective redemption prices specified in the U.S. Notes (2023) Indenture, plus accrued and unpaid interest, if any. We may be required to make an offer to purchase the U.S. Notes (2023) upon the sale of certain assets, subject to certain exceptions, and upon a change of control.
Euro Notes (2024)
On April 14, 2016, LKQ Italia Bondco S.p.A. ("LKQ Italia"), an indirect, wholly-owned subsidiary of LKQ Corporation, completed an offering of €500 million aggregate principal amount of senior notes due April 1, 2024 (the "Euro Notes (2024)") in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering were used to repay a portion of the revolver borrowings under the Credit Agreement and to pay related fees and expenses. The Euro Notes (2024) are governed by the Indenture dated as of April 14, 2016 (the "Euro Notes (2024) Indenture") among LKQ Italia, LKQ Corporation and certain of our subsidiaries (the "Euro Notes (2024) Subsidiaries"), the trustee, and the paying agent, transfer agent, and registrar.

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
The Euro Notes (2024) and the related guarantees are, respectively, LKQ Italia's and each Euro Notes (2024) Guarantor's senior unsecured obligations and are subordinated to all of LKQ Italia's and the Euro Notes (2024) Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes (2024) are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes (2024) to the extent of the assets of those subsidiaries. The Euro Notes (2024) have been listed on the ExtraMOT, Professional Segment of the Borsa Italia S.p.A. securities exchange and the Global Exchange Market of Euronext Dublin.
The Euro Notes (2024) are redeemable, in whole or in part, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after January 1, 2024, we may redeem some or all of the Euro Notes (2024) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. We may be required to make an offer to purchase the Euro Notes (2024) upon the sale of certain assets, subject to certain exceptions, and upon a change of control. In addition, in the event of certain developments affecting taxation or under certain other circumstances which, in any case, require the payment of certain additional amounts, we may redeem the Euro Notes (2024) in whole, but not in part, at any time at a redemption price of 100% of the principal amount thereof plus accrued but unpaid interest, if any, and such certain additional amounts, if any, to the redemption date.
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
The Euro Notes (2026/28) are redeemable, in whole or in part, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after April 1, 2021, we may redeem some or all of the 2026 notes at the applicable redemption prices set forth in the Euro Notes (2026/28) Indenture. On or after April 1, 2023, we may redeem some or all of the 2028 notes at the applicable redemption prices set forth in the Euro Notes (2026/28) Indenture. We also may redeem up to 35% of 2026 notes and up to 35% of the 2028 notes before April 1, 2021 with the net cash proceeds from certain equity offerings. We may be required to make an offer to purchase the Euro Notes (2026/28) upon the sale of certain assets, subject to certain exceptions, and upon a change of control. In addition, in the event of certain developments affecting taxation or under certain other circumstances which, in any case, require the payment of certain additional amounts, we may redeem the Euro Notes (2026/28) in whole, but not in part, at any time at a redemption price of 100% of the principal amount thereof, plus accrued but unpaid interest, if any, and such certain additional amounts, if any, to the redemption date.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing on our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. While there were no borrowings on our receivables securitization facility as of September 30, 2019, $120 million of net receivables were available as collateral for the investment under the receivables facility, compared to $132 million as of December 31, 2018.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) London Interbank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. The outstanding balance was $110 million as of December 31, 2018 and there was no outstanding balance as of September 30, 2019. At December 31, 2018, we classified the outstanding balance as long-term on the Unaudited Condensed Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. Changes in the fair value of the interest rate swap agreements are recorded in Accumulated Other Comprehensive Income (Loss) and are reclassified to Interest expense, net of interest income when the underlying interest payment has an impact on earnings. Our interest rate swap contracts have maturity dates ranging from January to June 2021.
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

In October 2018, we entered into two cross currency swap agreements for a total notional amount of $184 million (€160 million). Half of the notional amount matured in October 2019 with the remainder in October 2020. The purpose of, and accounting for, the swaps are similar to those described in the previous paragraph.
The activity related to our cash flow hedges is presented in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows.
The following tables summarize the notional amounts and fair values of our designated cash flow hedges as of September 30, 2019 and December 31, 2018 (in thousands):

	Notional Amount	Fair Value at September 30, 2019 (USD)
	September 30, 2019	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$3,634	$—	$—
Cross currency swap agreements
USD/euro	$562,418	4,678	5,766	53	14,544
Total cash flow hedges		$4,678	$9,400	$53	$14,544

	Notional Amount	Fair Value at December 31, 2018 (USD)
	December 31, 2018	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$14,967	$—	$—
Cross currency swap agreements
USD/euro	$574,315	211	7,669	127	40,870
Total cash flow hedges		$211	$22,636	$127	$40,870

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Other Noncurrent Assets and Other Noncurrent Liabilities on our Unaudited Condensed Consolidated Balance Sheets of $6 million and $14 million at September 30, 2019 and December 31, 2018, respectively.
The activity related to our cash flow hedges is included in Note 9, "Accumulated Other Comprehensive Income (Loss)." As of September 30, 2019, we estimate that $2 million of derivative gains (net of tax) included in Accumulated Other Comprehensive Income (Loss) will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at September 30, 2019 and December 31, 2018, along with the effect on our results of operations during the three and nine months ended September 30, 2019 and 2018, were immaterial.

Note 12. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and nine months ended September 30, 2019, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2019 and December 31, 2018 (in thousands):

	Balance as of September 30, 2019	Fair Value Measurements as of September 30, 2019
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$56,278	$—	$56,278	$—
Interest rate swaps	3,634	—	3,634	—
Cross currency swap agreements	10,444	—	10,444	—
Total Assets	$70,356	$—	$70,356	$—
Liabilities:
Contingent consideration liabilities	$9,873	$—	$—	$9,873
Deferred compensation liabilities	59,846	—	59,846	—
Cross currency swap agreements	14,597	—	14,597	—
Total Liabilities	$84,316	$—	$74,443	$9,873

	Balance as of December 31, 2018	Fair Value Measurements as of December 31, 2018
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$47,649	$—	$47,649	$—
Interest rate swaps	14,967	—	14,967	—
Cross currency swap agreements	7,880	—	7,880	—
Total Assets	$70,496	$—	$70,496	$—
Liabilities:
Contingent consideration liabilities	$5,209	$—	$—	$5,209
Deferred compensation liabilities	48,984	—	48,984	—
Cross currency swap agreements	40,997	—	40,997	—
Total Liabilities	$95,190	$—	$89,981	$5,209

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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both September 30, 2019 and December 31, 2018, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.5 billion and $1.7 billion, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $110 million at December 31, 2018; as of September 30, 2019, there were no outstanding borrowings under the receivables facility. As of September 30, 2019 and December 31, 2018, the fair values of the U.S. Notes (2023) were approximately $609 million and $574 million, respectively, compared to a carrying value of $600 million at each date. As of September 30, 2019 and December 31, 2018, the fair values of the Euro Notes (2024) were approximately $618 million and $586 million compared to carrying values of $545 million and $573 million, respectively. As of September 30, 2019, the fair value of the Euro Notes (2026/28) was $1.2 billion compared to a carrying value of $1.1 billion; as of December 31, 2018, the fair value of the Euro Notes (2026/28) approximated the carrying value of $1.1 billion.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2019 to assume these obligations. The fair value of our U.S. Notes (2023) is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

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
Many of our leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 40 years or more. For each lease, we consider whether we are reasonably certain to exercise these options to extend. Other contracts may contain termination options which we assess to determine whether we are reasonably certain not to exercise those options. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
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
We guarantee the residual values for the majority of our vehicles. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a vehicle is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a vehicle is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at September 30, 2019, our portion of the guaranteed residual value would have totaled approximately $71 million.

Other than the residual value guarantees associated with our vehicles discussed above, we do not have any other material residual value guarantees or restrictive covenants.
The amounts recorded on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2019 related to our lease agreements are as follows (in thousands):

Leases	Classification	September 30, 2019

Assets
Operating lease assets, net	Operating lease assets, net	$1,303,260
Finance lease assets, net	Property, plant and equipment, net	39,504
Total leased assets		$1,342,764
Liabilities
Current
Operating	Current portion of operating lease liabilities	$225,572
Finance	Current portion of long-term obligations	10,361
Noncurrent
Operating	Long-term operating lease liabilities	1,129,423
Finance	Long-term obligations, excluding current portion	28,752
Total lease liabilities		$1,394,108

The components of lease expense are as follows (in thousands):

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	September 30, 2019	September 30, 2019

Operating lease cost	Cost of goods sold	$7,265	$16,977
Operating lease cost	Selling, general and administrative expenses	75,371	225,794
Short-term lease cost	Selling, general and administrative expenses	3,006	7,472
Variable lease cost	Selling, general and administrative expenses	20,521	71,711
Finance lease cost
Amortization of leased assets	Depreciation and amortization	2,675	7,897
Interest on lease liabilities	Interest expense, net of interest income	413	1,266
Sublease income	Other income, net	(782)	(1,208)
Net lease cost		$108,469	$329,909

The future minimum lease commitments under our noncancelable operating leases at December 31, 2018 were as follows (in thousands):

Years ending December 31:
2019	$294,269
2020	256,172
2021	210,632
2022	158,763
2023	131,518
Thereafter	777,165
Future Minimum Lease Payments	$1,828,519

The future minimum lease commitments under our leases at September 30, 2019 are as follows (in thousands):

	Operating leases	Finance leases (1)	Total
Three months ending December 31, 2019	$76,438	$2,904	$79,342
Years ending December 31:
2020	283,138	10,528	293,666
2021	242,333	9,105	251,438
2022	192,731	6,731	199,462
2023	160,862	2,940	163,802
2024	132,269	2,615	134,884
Thereafter	758,111	15,657	773,768
Future minimum lease payments	1,845,882	50,480	1,896,362
Less: Interest	490,887	11,367	502,254
Present value of lease liabilities	$1,354,995	$39,113	$1,394,108

(1)
Amounts are included in the scheduled maturities of long-term obligations in the “Liquidity and Capital Resources” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

As of September 30, 2019, we have additional minimum operating lease payments for leases that have not yet commenced of $30 million. These operating leases will commence between October 1, 2019 and December 31, 2020 with lease terms of 1 to 20 years. Most of these leases have not commenced as the assets are in the process of being constructed. We have appropriately considered the build-to-suit and sale-leaseback guidance where appropriate on these leases. No significant build-to-suit or sale-leaseback transactions have been identified.
Other information related to leases was as follows:

Lease Term and Discount Rate	September 30, 2019

Weighted-average remaining lease term (years)
Operating leases	9.6
Finance leases	8.6
Weighted-average discount rate
Operating leases	5.4%
Finance leases	4.5%

Nine Months Ended
Supplemental cash flows information (in thousands)	September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$222,798
Financing cash outflows from finance leases	8,521
Leased assets obtained in exchange for new finance lease liabilities	9,639
Leased assets obtained in exchange for new operating lease liabilities	126,336

Note 14. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits. As of September 30, 2019 and December 31, 2018, the aggregate funded status of the defined benefit plans was a liability of $111 million and $110 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

On June 28, 2019, we approved an amendment to terminate our primary defined benefit plan in the U.S. (the "U.S. Plan") and freeze all related benefit accruals, effective June 30, 2019. The distribution of the U.S. Plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed in 2020. U.S. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the U.S. Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result, we are currently unable to reasonably estimate either the timing or the final amount of such settlement charges. Based on the valuation performed as of June 28, 2019, the U.S. Plan has an underfunded status of $3 million.
Net periodic benefit cost for our defined benefit plans included the following components for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$551	$628	$2,212	$1,612
Interest cost	959	996	2,954	2,442
Expected return on plan assets	(455)	(720)	(1,795)	(2,220)
Amortization of actuarial (gain) loss	(61)	21	229	97
Net periodic benefit cost	$994	$925	$3,600	$1,931

For the three and nine months ended September 30, 2019 and 2018, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Other income, net in our Unaudited Condensed Consolidated Statements of Income.

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
Our effective income tax rate for the nine months ended September 30, 2019 was 27.5%, compared to 25.2% for the comparable prior year period. The increase was primarily attributable to the impact of a favorable discrete item of $10 million for the nine months ended September 30, 2018, reflecting an adjustment to the Tax Act transition tax. The increase was also partially attributable to the impact of a favorable discrete item of approximately $4 million for the nine months ended September 30, 2018, for excess tax benefits from stock-based payments; there were $1 million of excess tax benefits from stock-based payments for the nine months ended September 30, 2019. The year over year change for these discrete items increased the effective tax rate by 2.1% compared to the prior year period, while remaining discrete items increased the effective tax rate by an immaterial amount compared to the prior year period.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended September 30, 2019
Revenue:
Third Party	$1,302,086	$1,451,483	$394,204	$—	$3,147,773
Intersegment	61	—	1,110	(1,171)	—
Total segment revenue	$1,302,147	$1,451,483	$395,314	$(1,171)	$3,147,773
Segment EBITDA	$166,310	$124,712	$45,464	$—	$336,486
Depreciation and amortization (1)	23,593	47,302	6,983	—	77,878
Three Months Ended September 30, 2018
Revenue:
Third Party	$1,262,657	$1,470,856	$388,865	$—	$3,122,378
Intersegment	142	—	1,196	(1,338)	—
Total segment revenue	$1,262,799	$1,470,856	$390,061	$(1,338)	$3,122,378
Segment EBITDA	$154,049	$129,358	$42,937	$—	$326,344
Depreciation and amortization (1)	22,151	52,139	7,183	—	81,473

	North America	Europe	Specialty	Eliminations	Consolidated
Nine Months Ended September 30, 2019
Revenue:
Third Party	$3,925,962	$4,413,264	$1,157,023	$—	$9,496,249
Intersegment	260	—	3,664	(3,924)	—
Total segment revenue	$3,926,222	$4,413,264	$1,160,687	$(3,924)	$9,496,249
Segment EBITDA	$532,994	$346,291	$135,790	$—	$1,015,075
Depreciation and amortization (1)	68,257	141,087	20,895	—	230,239
Nine Months Ended September 30, 2018
Revenue:
Third Party	$3,927,282	$3,795,439	$1,151,172	$—	$8,873,893
Intersegment	526	—	3,554	(4,080)	—
Total segment revenue	$3,927,808	$3,795,439	$1,154,726	$(4,080)	$8,873,893
Segment EBITDA	$506,772	$315,785	$140,974	$—	$963,531
Depreciation and amortization (1)	64,985	124,697	21,295	—	210,977

(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold), change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments, or divestitures, equity in losses and earnings of unconsolidated subsidiaries, and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income, less net income (loss) attributable to continuing and discontinued noncontrolling interest, excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense.

The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$152,593	$134,480	$403,761	$445,109
Less: net (loss) income attributable to continuing noncontrolling interest	(46)	378	2,321	1,040
Less: net income attributable to discontinued noncontrolling interest	376	—	568	—
Net income attributable to LKQ stockholders	152,263	134,102	400,872	444,069
Subtract:
Net income from discontinued operations	781	—	1,179	—
Net income attributable to discontinued noncontrolling interest	(376)	—	(568)	—
Net income from continuing operations attributable to LKQ stockholders	151,858	134,102	400,261	444,069
Add:
Depreciation and amortization	71,513	76,701	213,349	196,322
Depreciation and amortization - cost of goods sold	5,223	4,772	15,748	14,655
Depreciation and amortization - restructuring expenses - cost of goods sold	168	—	168	—
Depreciation and amortization - restructuring expenses	974	—	974	—
Interest expense, net of interest income	31,976	40,860	103,949	107,647
Provision for income taxes	57,747	46,068	165,122	156,427
EBITDA	319,459	302,503	899,571	919,120
Subtract:
Equity in earnings (losses) of unconsolidated subsidiaries (1)	4,232	(20,284)	(33,745)	(18,326)
Fair value gain on Mekonomen derivative instrument (1)	—	2,509	—	2,509
Gains on bargain purchase	—	—	—	328
Add:
Restructuring and acquisition related expenses (2)	7,955	6,614	19,639	26,546
Restructuring expenses - cost of goods sold (3)	17,130	—	17,130	—
Inventory step-up adjustment - acquisition related	—	—	—	403
Impairment of net assets held for sale (4) (5)	(3,601)	—	44,919	2,438
Change in fair value of contingent consideration liabilities	(225)	(548)	71	(465)
Segment EBITDA	$336,486	$326,344	$1,015,075	$963,531

(1)	Refer to "Investments in Unconsolidated Subsidiaries" in Note 4, "Financial Statement Information," for further information.

(2)
Excludes $1 million of depreciation expense that is reported in Restructuring and acquisition related expenses in our Unaudited Condensed Consolidated Statements of Income. Refer to Note 6, "Restructuring and Acquisition Related Expenses," for further information.

(3)	Refer to Note 6, "Restructuring and Acquisition Related Expenses," for further information.
(4) Refer to "Net Assets Held for Sale" in Note 4, "Financial Statement Information," for further information.
(5) In 2018, amounts were recorded in Other income, net in our Unaudited Condensed Consolidated Statements of Income.

The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Capital Expenditures
North America	$29,430	$27,996	$83,833	$86,864
Europe	30,916	23,904	72,333	69,582
Specialty	3,937	4,442	9,385	15,317
Total capital expenditures	$64,283	$56,342	$165,551	$171,763

The following table presents assets by reportable segment (in thousands):

	September 30,	December 31,
	2019	2018
Receivables, net
North America	$405,218	$411,818
Europe	705,031	649,174
Specialty	112,948	93,091
Total receivables, net	1,223,197	1,154,083
Inventories
North America	975,561	1,076,306
Europe	1,274,483	1,410,264
Specialty	332,144	349,505
Total inventories	2,582,188	2,836,075
Property, plant and equipment, net
North America	582,157	570,508
Europe	516,106	562,600
Specialty	85,925	87,054
Total property, plant and equipment, net	1,184,188	1,220,162
Operating lease assets, net (1)
North America	813,412	—
Europe	404,444	—
Specialty	85,404	—
Total operating lease assets, net	1,303,260	—
Equity method investments
North America	17,275	16,404
Europe (2)	126,734	162,765
Total equity method investments	144,009	179,169
Other unallocated assets	5,974,848	6,003,913
Total assets	$12,411,690	$11,393,402

(1)	Refer to Note 13, "Leases," for further information.

(2)	Refer to "Investments in Unconsolidated Subsidiaries" in Note 4, "Financial Statement Information," for further information.
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
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
United States	$1,579,691	$1,535,557	$4,735,134	$4,716,927
United Kingdom	394,621	408,474	1,217,199	1,294,155
Germany	394,115	415,748	1,196,527	564,698
Other countries	779,346	762,599	2,347,389	2,298,113
Total revenue	$3,147,773	$3,122,378	$9,496,249	$8,873,893

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2019	2018
Long-lived assets (1)
United States	$1,485,843	$620,125
Germany	295,570	217,476
United Kingdom	306,611	165,145
Other countries	399,424	217,416
Total long-lived assets	$2,487,448	$1,220,162

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

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,593,983	$1,593,245	$(39,455)	$3,147,773
Cost of goods sold	—	954,366	1,032,533	(39,455)	1,947,444
Gross margin	—	639,617	560,712	—	1,200,329
Selling, general and administrative expenses	15,015	442,554	434,555	—	892,124
Restructuring and acquisition related expenses	—	426	8,503	—	8,929
Impairment of net assets held for sale	—	(2,339)	(1,262)	—	(3,601)
Depreciation and amortization	285	25,893	45,335	—	71,513
Operating (loss) income	(15,300)	173,083	73,581	—	231,364
Other expense (income):
Interest expense, net of interest income	12,895	(166)	19,247	—	31,976
Intercompany interest (income) expense, net	(14,899)	7,923	6,976	—	—
Other income, net	(929)	(4,645)	(365)	—	(5,939)
Total other (income) expense, net	(2,933)	3,112	25,858	—	26,037
(Loss) income from continuing operations before (benefit) provision for income taxes	(12,367)	169,971	47,723	—	205,327
(Benefit) provision for income taxes	(2,268)	42,515	17,500	—	57,747
Equity in earnings of unconsolidated subsidiaries	—	393	3,839	—	4,232
Equity in earnings of subsidiaries	161,581	4,098	—	(165,679)	—
Income from continuing operations	151,482	131,947	34,062	(165,679)	151,812
Net income from discontinued operations	781	—	781	(781)	781
Net income	152,263	131,947	34,843	(166,460)	152,593
Less: net loss attributable to continuing noncontrolling interest	—	—	(46)	—	(46)
Less: net income attributable to discontinued noncontrolling interest	—	—	376	—	376
Net income attributable to LKQ stockholders	$152,263	$131,947	$34,513	$(166,460)	$152,263

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Three Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$1,550,301	$1,609,525	$(37,448)	$3,122,378
Cost of goods sold	—	934,913	1,027,715	(37,448)	1,925,180
Gross margin	—	615,388	581,810	—	1,197,198
Selling, general and administrative expenses	6,725	434,965	437,460	—	879,150
Restructuring and acquisition related expenses	—	1,638	4,976	—	6,614
Depreciation and amortization	34	25,238	51,429	—	76,701
Operating (loss) income	(6,759)	153,547	87,945	—	234,733
Other expense (income):
Interest expense, net of interest income	16,191	(193)	24,862	—	40,860
Intercompany interest (income) expense, net	(15,121)	10,014	5,107	—	—
Other income, net	(178)	(3,514)	(3,267)	—	(6,959)
Total other expense, net	892	6,307	26,702	—	33,901
(Loss) income before (benefit) provision for income taxes	(7,651)	147,240	61,243	—	200,832
(Benefit) provision for income taxes	(12,008)	41,875	16,201	—	46,068
Equity in losses of unconsolidated subsidiaries	—	(156)	(20,128)	—	(20,284)
Equity in earnings of subsidiaries	129,745	4,467	—	(134,212)	—
Net income	134,102	109,676	24,914	(134,212)	134,480
Less: net income attributable to noncontrolling interest	—	—	378	—	378
Net income attributable to LKQ stockholders	$134,102	$109,676	$24,536	$(134,212)	$134,102

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,774,588	$4,836,439	$(114,778)	$9,496,249
Cost of goods sold	—	2,850,011	3,105,236	(114,778)	5,840,469
Gross margin	—	1,924,577	1,731,203	—	3,655,780
Selling, general and administrative expenses	36,744	1,301,827	1,348,453	—	2,687,024
Restructuring and acquisition related expenses	—	5,063	15,550	—	20,613
Impairment of net assets held for sale	—	39,355	5,564	—	44,919
Depreciation and amortization	377	76,142	136,830	—	213,349
Operating (loss) income	(37,121)	502,190	224,806	—	689,875
Other expense (income):
Interest expense, net of interest income	39,517	(285)	64,717	—	103,949
Intercompany interest (income) expense, net	(44,748)	25,583	19,165	—	—
Other (income) expense, net	(914)	(16,818)	2,209	—	(15,523)
Total other (income) expense, net	(6,145)	8,480	86,091	—	88,426
(Loss) income from continuing operations before (benefit) provision for income taxes	(30,976)	493,710	138,715	—	601,449
(Benefit) provision for income taxes	(7,306)	128,936	43,492	—	165,122
Equity in earnings (losses) of unconsolidated subsidiaries	—	871	(34,616)	—	(33,745)
Equity in earnings of subsidiaries	423,363	13,210	—	(436,573)	—
Income from continuing operations	399,693	378,855	60,607	(436,573)	402,582
Net income from discontinued operations	1,179	—	1,179	(1,179)	1,179
Net income	400,872	378,855	61,786	(437,752)	403,761
Less: net income attributable to continuing noncontrolling interest	—	—	2,321	—	2,321
Less: net income attributable to discontinued noncontrolling interest	—	—	568	—	568
Net income attributable to LKQ stockholders	$400,872	$378,855	$58,897	$(437,752)	$400,872

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Income (In thousands)

	For the Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$4,768,292	$4,216,417	$(110,816)	$8,873,893
Cost of goods sold	—	2,869,499	2,702,162	(110,816)	5,460,845
Gross margin	—	1,898,793	1,514,255	—	3,413,048
Selling, general and administrative expenses	25,538	1,292,455	1,154,092	—	2,472,085
Restructuring and acquisition related expenses	—	1,968	24,578	—	26,546
Depreciation and amortization	84	74,102	122,136	—	196,322
Operating (loss) income	(25,622)	530,268	213,449	—	718,095
Other expense (income):
Interest expense, net of interest income	52,004	(94)	55,737	—	107,647
Intercompany interest (income) expense, net	(45,927)	29,559	16,368	—	—
Other (income) expense, net	(1,076)	(13,793)	5,455	—	(9,414)
Total other expense, net	5,001	15,672	77,560	—	98,233
(Loss) income before (benefit) provision for income taxes	(30,623)	514,596	135,889	—	619,862
(Benefit) provision for income taxes	(19,656)	141,295	34,788	—	156,427
Equity in losses of unconsolidated subsidiaries	—	(156)	(18,170)	—	(18,326)
Equity in earnings of subsidiaries	455,036	14,028	—	(469,064)	—
Net income	444,069	387,173	82,931	(469,064)	445,109
Less: net income attributable to noncontrolling interest	—	—	1,040	—	1,040
Net income attributable to LKQ stockholders	$444,069	$387,173	$81,891	$(469,064)	$444,069

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$152,263	$131,947	$34,843	$(166,460)	$152,593
Less: net loss attributable to continuing noncontrolling interest	—	—	(46)	—	(46)
Less: net income attributable to discontinued noncontrolling interest	—	—	376	—	376
Net income attributable to LKQ stockholders	152,263	131,947	34,513	(166,460)	152,263

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(69,819)	(1,429)	(69,520)	70,949	(69,819)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(1,261)	—	—	—	(1,261)
Net change in unrealized gains/losses on pension plans, net of tax	(2,353)	(2,385)	32	2,353	(2,353)
Net change in other comprehensive income from unconsolidated subsidiaries	1,240	—	1,240	(1,240)	1,240
Other comprehensive loss	(72,193)	(3,814)	(68,248)	72,062	(72,193)

Comprehensive income (loss)	80,070	128,133	(33,405)	(94,398)	80,400
Less: comprehensive loss attributable to continuing noncontrolling interest	—	—	(46)	—	(46)
Less: comprehensive income attributable to discontinued noncontrolling interest	—	—	376	—	376
Comprehensive income (loss) attributable to LKQ stockholders	$80,070	$128,133	$(33,735)	$(94,398)	$80,070

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Three Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$134,102	$109,676	$24,914	$(134,212)	$134,480
Less: net income attributable to continuing noncontrolling interest	—	—	378	—	378
Net income attributable to LKQ stockholders	134,102	109,676	24,536	(134,212)	134,102

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(20,951)	1,686	(23,901)	22,215	(20,951)
Net change in unrealized gains/losses on cash flow hedges, net of tax	304	—	—	—	304
Net change in unrealized gains/losses on pension plans, net of tax	1,274	1,246	28	(1,274)	1,274
Net change in other comprehensive income from unconsolidated subsidiaries	643	—	643	(643)	643
Other comprehensive (loss) income	(18,730)	2,932	(23,230)	20,298	(18,730)

Comprehensive income	115,372	112,608	1,684	(113,914)	115,750
Less: comprehensive income attributable to continuing noncontrolling interest	—	—	378	—	378
Comprehensive income attributable to LKQ stockholders	$115,372	$112,608	$1,306	$(113,914)	$115,372

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$400,872	$378,855	$61,786	$(437,752)	$403,761
Less: net income attributable to continuing noncontrolling interest	—	—	2,321	—	2,321
Less: net income attributable to discontinued noncontrolling interest	—	—	568	—	568
Net income attributable to LKQ stockholders	400,872	378,855	58,897	(437,752)	400,872

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(74,112)	3,107	(74,900)	71,793	(74,112)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(9,648)	—	—	—	(9,648)
Net change in unrealized gains/losses on pension plans, net of tax	(2,134)	(2,399)	265	2,134	(2,134)
Net change in other comprehensive income from unconsolidated subsidiaries	98	—	98	(98)	98
Other comprehensive (loss) income	(85,796)	708	(74,537)	73,829	(85,796)

Comprehensive income (loss)	315,076	379,563	(12,751)	(363,923)	317,965
Less: comprehensive income attributable to continuing noncontrolling interest	—	—	2,321	—	2,321
Less: comprehensive income attributable to discontinued noncontrolling interest	—	—	568	—	568
Comprehensive income (loss) attributable to LKQ stockholders	$315,076	$379,563	$(15,640)	$(363,923)	$315,076

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Comprehensive Income (In thousands)

	For the Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$444,069	$387,173	$82,931	$(469,064)	$445,109
Less: net income attributable to continuing noncontrolling interest	—	—	1,040	—	1,040
Net income attributable to LKQ stockholders	444,069	387,173	81,891	(469,064)	444,069

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(77,630)	(2,800)	(81,456)	84,256	(77,630)
Net change in unrealized gains/losses on cash flow hedges, net of tax	5,964	—	—	—	5,964
Net change in unrealized gains/losses on pension plans, net of tax	(154)	(239)	85	154	(154)
Net change in other comprehensive income from unconsolidated subsidiaries	2,160	—	2,160	(2,160)	2,160
Other comprehensive loss	(69,660)	(3,039)	(79,211)	82,250	(69,660)

Comprehensive income	374,409	384,134	3,720	(386,814)	375,449
Less: comprehensive income attributable to continuing noncontrolling interest	—	—	1,040	—	1,040
Comprehensive income attributable to LKQ stockholders	$374,409	$384,134	$2,680	$(386,814)	$374,409

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$141,555	$31,533	$260,303	$—	$433,391
Receivables, net	—	337,543	885,654	—	1,223,197
Intercompany receivables, net	9,473	—	27,939	(37,412)	—
Inventories	—	1,228,576	1,353,612	—	2,582,188
Prepaid expenses and other current assets	6,347	95,389	143,346	—	245,082
Total current assets	157,375	1,693,041	2,670,854	(37,412)	4,483,858
Property, plant and equipment, net	459	612,127	571,602	—	1,184,188
Operating lease assets, net	3,754	854,956	444,550	—	1,303,260
Intangible assets:
Goodwill	—	2,001,356	2,308,466	—	4,309,822
Other intangibles, net	629	254,255	582,388	—	837,272
Investment in subsidiaries	5,250,321	127,820	—	(5,378,141)	—
Intercompany notes receivable	1,118,688	108,071	—	(1,226,759)	—
Equity method investments	—	17,275	126,734	—	144,009
Other noncurrent assets	65,679	40,503	43,099	—	149,281
Total assets	$6,596,905	$5,709,404	$6,747,693	$(6,642,312)	$12,411,690
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,802	$346,907	$648,165	$—	$997,874
Intercompany payables, net	—	27,939	9,473	(37,412)	—
Accrued expenses:
Accrued payroll-related liabilities	6,911	55,803	99,438	—	162,152
Refund liability	—	49,526	50,801	—	100,327
Other accrued expenses	14,965	115,571	196,098	—	326,634
Other current liabilities	5,520	22,723	85,106	—	113,349
Current portion of operating lease liabilities	217	131,719	93,636	—	225,572
Current portion of long-term obligations	15,029	2,936	110,178	—	128,143
Total current liabilities	45,444	753,124	1,292,895	(37,412)	2,054,051
Long-term operating lease liabilities, excluding current portion	3,943	756,450	369,030	—	1,129,423
Long-term obligations, excluding current portion	1,613,249	15,533	2,108,330	—	3,737,112
Intercompany notes payable	—	537,341	689,418	(1,226,759)	—
Deferred income taxes	5,032	139,482	151,685	—	296,199
Other noncurrent liabilities	111,470	82,835	127,900	—	322,205
Stockholders' equity:
Total Company stockholders' equity	4,817,767	3,424,639	1,953,502	(5,378,141)	4,817,767
Noncontrolling interest	—	—	54,933	—	54,933
Total stockholders' equity	4,817,767	3,424,639	2,008,435	(5,378,141)	4,872,700
Total liabilities and stockholders' equity	$6,596,905	$5,709,404	$6,747,693	$(6,642,312)	$12,411,690

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,633	$29,285	$276,843	$—	$331,761
Receivables, net	310	316,726	837,047	—	1,154,083
Intercompany receivables, net	6,978	—	12,880	(19,858)	—
Inventories	—	1,343,612	1,492,463	—	2,836,075
Prepaid expenses and other current assets	18,611	99,356	81,063	—	199,030
Total current assets	51,532	1,788,979	2,700,296	(19,858)	4,520,949
Property, plant and equipment, net	1,547	600,054	618,561	—	1,220,162
Intangible assets:
Goodwill	—	1,973,364	2,408,094	—	4,381,458
Other intangibles, net	260	272,451	656,041	—	928,752
Investment in subsidiaries	5,224,006	111,826	—	(5,335,832)	—
Intercompany notes receivable	1,220,582	10,515	—	(1,231,097)	—
Equity method investments	—	16,404	162,765	—	179,169
Other noncurrent assets	70,283	40,548	52,081	—	162,912
Total assets	$6,568,210	$4,814,141	$6,597,838	$(6,586,787)	$11,393,402
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,454	$343,116	$596,828	$—	$942,398
Intercompany payables, net	—	12,880	6,978	(19,858)	—
Accrued expenses:
Accrued payroll-related liabilities	6,652	70,267	95,086	—	172,005
Refund liability	—	50,899	53,686	—	104,585
Other accrued expenses	5,454	105,672	177,299	—	288,425
Other current liabilities	283	17,860	42,966	—	61,109
Current portion of long-term obligations	8,459	2,932	110,435	—	121,826
Total current liabilities	23,302	603,626	1,083,278	(19,858)	1,690,348
Long-term obligations, excluding current portion	1,628,677	13,532	2,546,465	—	4,188,674
Intercompany notes payable	—	597,283	633,814	(1,231,097)	—
Deferred income taxes	8,045	135,355	168,034	—	311,434
Other noncurrent liabilities	125,888	99,147	139,159	—	364,194
Stockholders' equity:
Total Company stockholders' equity	4,782,298	3,365,198	1,970,634	(5,335,832)	4,782,298
Noncontrolling interest	—	—	56,454	—	56,454
Total stockholders' equity	4,782,298	3,365,198	2,027,088	(5,335,832)	4,838,752
Total liabilities and stockholders' equity	$6,568,210	$4,814,141	$6,597,838	$(6,586,787)	$11,393,402

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2019
	Parent	Guarantors	Non-Guarantors (1)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$404,790	$196,160	$451,224	$(87,003)	$965,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(563)	(86,713)	(78,275)	—	(165,551)
Investment and intercompany note activity with subsidiaries	33,838	—	—	(33,838)	—
Acquisitions, net of cash acquired	—	(10,118)	(4,399)	—	(14,517)
Proceeds from disposal of businesses, net	—	19,682	(177)	—	19,505
Investments in unconsolidated subsidiaries	—	(2,550)	(4,344)	—	(6,894)
Receipts of deferred purchase price on receivables under factoring arrangements	—	264,998	—	(264,998)	—
Other investing activities, net	966	2,318	4,084	—	7,368
Net cash provided by (used in) investing activities	34,241	187,617	(83,111)	(298,836)	(160,089)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(291,813)	—	—	—	(291,813)
Borrowings under revolving credit facilities	216,000	—	174,275	—	390,275
Repayments under revolving credit facilities	(220,896)	—	(392,862)	—	(613,758)
Repayments under term loans	(6,563)	—	—	—	(6,563)
Borrowings under receivables securitization facility	—	—	36,600	—	36,600
Repayments under receivables securitization facility	—	—	(146,600)	—	(146,600)
Payment of notes issued from acquisitions	(19,123)	—	—	—	(19,123)
Repayments of other debt, net	(747)	(908)	(29,932)	—	(31,587)
Other financing activities, net	33	—	(7,158)	—	(7,125)
Investment and intercompany note activity with parent	—	(29,242)	(4,596)	33,838	—
Dividends	—	(352,001)	—	352,001	—
Net cash used in financing activities	(323,109)	(382,151)	(370,273)	385,839	(689,694)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	622	(10,324)	—	(9,702)
Net increase (decrease) in cash, cash equivalents and restricted cash	115,922	2,248	(12,484)	—	105,686
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	25,633	29,285	282,332	—	337,250
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	141,555	31,533	269,848	—	442,936
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	4,328	—	4,328
Cash, cash equivalents and restricted cash, end of period	$141,555	$31,533	$265,520	$—	$438,608

(1) Restricted cash is only included in the unaudited condensed consolidating financial statements of the Non-Guarantors.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidating Statements of Cash Flows (In thousands)

	For the Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$334,226	$142,626	$97,506	$(53,191)	$521,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(315)	(93,063)	(78,385)	—	(171,763)
Investment and intercompany note activity with subsidiaries	73,096	—	—	(73,096)	—
Return of investment in subsidiaries	152,443	—	—	(152,443)	—
Acquisitions, net of cash acquired	—	(2,888)	(1,203,179)	—	(1,206,067)
Investments in unconsolidated subsidiaries	—	(11,066)	—	—	(11,066)
Receipts of deferred purchase price on receivables under factoring arrangements	—	224,753	9,410	(224,753)	9,410
Other investing activities, net	887	2,162	4,921	—	7,970
Net cash provided by (used in) investing activities	226,111	119,898	(1,267,233)	(450,292)	(1,371,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(1,354)	—	(15,584)	—	(16,938)
Proceeds from issuance of Euro Notes (2026/28)	—	—	1,232,100	—	1,232,100
Borrowings under revolving credit facilities	304,000	—	721,496	—	1,025,496
Repayments under revolving credit facilities	(732,897)	—	(377,138)	—	(1,110,035)
Repayments under term loans	(114,800)	—	—	—	(114,800)
(Repayments) borrowings of other debt, net	(385)	101	(38,411)	—	(38,695)
Other financing activities, net	(996)	—	3,182	—	2,186
Investment and intercompany note activity with parent	—	(62,763)	(10,333)	73,096	—
Dividends	—	(203,448)	(226,939)	430,387	—
Net cash (used in) provided by financing activities	(546,432)	(266,110)	1,288,373	503,483	979,314
Effect of exchange rate changes on cash and cash equivalents	—	(463)	(66,922)	—	(67,385)
Net increase (decrease) in cash and cash equivalents	13,905	(4,049)	51,724	—	61,580
Cash and cash equivalents, beginning of period	34,360	35,131	210,275	—	279,766
Cash and cash equivalents, end of period	$48,265	$31,082	$261,999	$—	$341,346

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
During the nine months ended September 30, 2019, we completed five acquisitions, including one wholesale business and one self service business in North America, and three wholesale businesses in Europe.

On May 30, 2018, we acquired Stahlgruber, a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia with further sales to Switzerland. This acquisition expanded LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, this acquisition should allow for continued improvement in procurement, logistics and infrastructure optimization.
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
Critical Accounting Policies and Estimates
On January 1, 2019, we adopted ASU 2016-02, which represents FASB ASC 842. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application with no restatement of comparative periods. The most significant impact was the recognition of lease assets and liabilities for operating leases. Refer to “Recent Accounting Pronouncements–Adoption of New Lease Standard” in Note 4, "Financial Statement Information” and Note 13, "Leases” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2018 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. Other than the adoption of ASU 2016-02 described above, there have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the nine months ended September 30, 2019.
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
1 LKQ Europe Program
We have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year program, we have recognized to date and expect to continue to recognize the following:

•
Restructuring expenses - Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe program from which the business will derive no ongoing benefit. See Note 6, “Restructuring and Acquisition Related Expenses” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

•
Transformation expenses - Period costs incurred to execute the 1 LKQ Europe program that are expected to contribute to ongoing benefits to the business (e.g. non-capitalizable implementation costs related to a common ERP system). These expenses are recorded in Selling, general and administrative expenses.

•	Transformation capital expenditures - Capitalizable costs for long-lived assets, such as software and facilities, that directly relate to the execution of the 1 LKQ Europe program.

Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses and Purchases of property, plant and equipment in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect that future costs of the program, reflecting all three categories noted above, will range between $135 million and $160 million for the period from 2019 through 2021 with an additional $80 million to $100 million between 2022 and the projected completion date of the project in 2024.

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.9%	61.7%	61.5%	61.5%
Gross margin	38.1%	38.3%	38.5%	38.5%
Selling, general and administrative expenses	28.3%	28.2%	28.3%	27.9%
Restructuring and acquisition related expenses	0.3%	0.2%	0.2%	0.3%
Impairment of net assets held for sale	(0.1)%	—	0.5%	—
Depreciation and amortization	2.3%	2.5%	2.2%	2.2%
Operating income	7.4%	7.5%	7.3%	8.1%
Other expense, net	0.8%	1.1%	0.9%	1.1%
Income from continuing operations before provision for income taxes	6.5%	6.4%	6.3%	7.0%
Provision for income taxes	1.8%	1.5%	1.7%	1.8%
Equity in earnings (losses) of unconsolidated subsidiaries	0.1%	(0.6)%	(0.4)%	(0.2)%
Income from continuing operations	4.8%	4.3%	4.2%	5.0%
Net income from discontinued operations	0.0%	—	0.0%	—
Net income	4.8%	4.3%	4.3%	5.0%
Less: net (loss) income attributable to continuing noncontrolling interest	(0.0)%	0.0%	0.0%	0.0%
Less: net income attributable to discontinued noncontrolling interest	0.0%	—	0.0%	—
Net income attributable to LKQ stockholders	4.8%	4.3%	4.2%	5.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	September 30,		Percentage Change in Revenue
	2019	2018	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$2,985,998	$2,961,981	2.3%	0.8%	(2.3)%	0.8%
Other revenue	161,775	160,397	0.0%	1.1%	(0.3)%	0.9%
Total revenue	$3,147,773	$3,122,378	2.2%	0.8%	(2.2)%	0.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The growth in parts and services revenue of 0.8% represented increases in segment revenue of 3.3% in North America and 1.4% in Specialty and a decrease of segment revenue of 1.2% in Europe. Organic parts and services revenue grew by 2.3%, which included a 1.4% positive effect from one additional selling day in the third quarter of 2019, resulting in an organic growth of 0.9% on a per day basis. The increase in other revenue of 0.9% was primarily driven by a $2 million acquisition increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the third quarter of 2019 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold increased to 61.9% of revenue in the three months ended September 30, 2019 from 61.7% of revenue in the three months ended September 30, 2018. Cost of goods sold increased 0.5% primarily due to inventory write-downs in our Europe segment as part of our restructuring programs and 0.2% related to other individually immaterial factors, partially offset by a 0.5% improvement in gross margin in our North America segment. We recorded a $17 million reduction of inventory in our Europe segment related to U.K. branch consolidation and brand rationalization initiated as part of our restructuring programs. See Note 6, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring plans. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 28.3% in the three months ended September 30, 2019 from 28.2% in the three months ended September 30, 2018, primarily as a result of a 0.2% increase from our North America segment, partially offset by a 0.2% decrease from our Specialty segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2019		2018		Change
Restructuring expenses	$7,284	(1)	$5,445	(2)	$1,839
Acquisition related expenses	1,645	(3)	1,169	(4)	476
Total restructuring and acquisition related expenses	$8,929		$6,614		$2,315

(1)
Restructuring expenses for the three months ended September 30, 2019 primarily consisted of (i) $4 million related to our 2019 global restructuring program, and (ii) $3 million related to integration costs from acquisitions.

(2)
Restructuring expenses for the three months ended September 30, 2018 primarily consisted of $4 million related to the integration of our acquisition of Andrew Page and $1 million related to our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees.

(3)	Acquisition related expenses for the three months ended September 30, 2019 included approximately $1 million of costs related to the acquisition of an immaterial wholesale business in Europe.

(4)	Acquisition related expenses for the quarter ended September 30, 2018 included $1 million of costs related to our acquisition of Stahlgruber.
See Note 6, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Impairment of Net Assets Held for Sale. We recorded a $4 million net reversal of impairment charges on net assets held for sale in the third quarter of 2019 as the proceeds from our sales of two businesses exceeded our prior fair value estimates, resulting in a net reduction of previously reported impairment charges in the quarter. The net reversal of impairment charges was primarily attributable to our North America segment. See "Net Assets Held for Sale" in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the net reversal of impairment charges.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2019	2018	Change
Depreciation	$36,873	$34,775	$2,098	(1)
Amortization	34,640	41,926	(7,286)	(2)
Total depreciation and amortization	$71,513	$76,701	$(5,188)

(1)	Depreciation expense increased by $1 million in each of our North America and Europe segments, primarily driven by capital expenditures.

(2)
The decrease in amortization expense primarily reflected (i) decreases of $4 million and $2 million related to our acquisitions of Stahlgruber and Rhiag, respectively, which had lower amortization expense during the three months ended September 30, 2019 compared to the prior year period as a result of the accelerated amortization on the customer relationship intangible assets, and (ii) a decrease of $1 million related to the impact of foreign currency translation, principally due to a decrease in the euro exchange rate during the three months ended September 30, 2019 compared to the prior year period.

Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the three months ended September 30, 2018	$33,901
(Decrease) increase due to:
Interest expense, net of interest income	(8,884)	(1)
Other income, net	1,020	(2)
Net decrease	(7,864)
Other expense, net for the three months ended September 30, 2019	$26,037

(1)
The decrease in interest is primarily related to (i) a $3 million decrease from lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period, (ii) a $2 million decrease resulting from lower outstanding debt during the three months ended September 30, 2019 compared to the prior year period, (iii) a $1 million decrease from foreign currency translation, primarily related to a decrease in the euro exchange rate during the three months ended September 30, 2019 compared to the prior year period, and (iv) several individually immaterial factors that decreased interest expense by $3 million in the aggregate.

(2)
The decrease in other income primarily consisted of a $3 million fair value gain recorded during the third quarter of 2018 related to a preferential rights issue to subscribe for new shares in Mekonomen at a discounted share price. See "Investments in Unconsolidated Subsidiaries" in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Partially offsetting the decrease was a $2 million favorable variance in foreign currency gains and losses.

Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2019 was 28.1%, compared to 22.9% for the comparable prior year period. The increase was primarily attributable to the impact of a favorable discrete item of $10 million for the three months ended September 30, 2018, reflecting an adjustment to the Tax Act transition tax. The increase was also partially attributable to the impact of an unfavorable adjustment of $2 million for the three months ended September 30, 2019 due to an increase in our annual estimated tax rate as a result of a shift in our projected geographic blend of earnings.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries for the three months ended September 30, 2019 and 2018 primarily related to our investment in Mekonomen. During the three months ended September 30, 2018, we recorded a $23 million other-than-temporary impairment related to our investment in Mekonomen. See "Investments in Unconsolidated Subsidiaries" in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended September 30, 2018, the pound sterling, Czech koruna, and euro rates used to translate the 2019 statements of income decreased by 5.4%, 4.4%, and 4.4%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar netted against the positive impact of realized and unrealized currency gains and losses for the three months ended September 30, 2019, resulting in an immaterial impact on diluted earnings per share relative to the prior year period.
Net (Loss) Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net (loss) income attributable to continuing noncontrolling interest for the three months ended September 30, 2019 decreased an immaterial amount compared to the three months ended September 30, 2018 primarily due to the noncontrolling interest of an immaterial subsidiary. Net income attributable to discontinued noncontrolling interest was immaterial for the three months ended September 30, 2019 and related to the Stahlgruber Czech Republic wholesale business. See Note 3, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Nine Months Ended
	September 30,		Percentage Change in Revenue
	2019	2018	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$9,021,790	$8,379,337	0.1%	10.2%	(2.7)%	7.7%
Other revenue	474,459	494,556	(5.0)%	1.2%	(0.3)%	(4.1)%
Total revenue	$9,496,249	$8,873,893	(0.1)%	9.7%	(2.5)%	7.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The growth in parts and services revenue of 7.7% represented increases in segment revenue of 16.3% in Europe (driven by the Stahlgruber acquisition), 0.6% in North America and 0.5% in Specialty. The decrease in other revenue of 4.1% was primarily driven by a $25 million organic decrease, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first nine months of 2019 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold was flat in the nine months ended September 30, 2019 compared to the prior year period. Our North America segment generated a 0.5% improvement in gross margin, which was offset by (i) a 0.2% increase in cost of goods sold attributable to mix, (ii) an increase of 0.2% primarily due to inventory write-downs in our Europe segment, and (iii) an increase of 0.2% attributable to our Specialty segment. The mix impact is a result of our Stahlgruber acquisition, as the lower margin Europe segment makes up a larger percentage of the consolidated results and has a dilutive effect on the gross margin percentage. We recorded a $17 million reduction of inventory in our Europe segment related to U.K. branch consolidation and brand rationalization initiated as part of our restructuring program. See Note 6, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring plans. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue increased to 28.3% in the nine months ended September 30, 2019 from 27.9% in the nine months ended September 30, 2018, primarily as a result of a 0.3% and 0.2% increase from our Europe and North America segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019		2018		Change
Restructuring expenses	$18,482	(1)	$9,577	(2)	$8,905
Acquisition related expenses	2,131	(3)	16,969	(4)	(14,838)
Total restructuring and acquisition related expenses	$20,613		$26,546		$(5,933)

(1)
Restructuring expenses for the nine months ended September 30, 2019 primarily consisted of (i) $10 million related to our 2019 global restructuring program, and (ii) $9 million related to integration costs from acquisitions.

(2)
Restructuring expenses for the nine months ended September 30, 2018 primarily consisted of $8 million related to the integration of our acquisition of Andrew Page and $2 million related to our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees.

(3)	Acquisition related expenses for the nine months ended September 30, 2019 included approximately $1 million of costs related to the acquisition of an immaterial wholesale business in Europe.

(4)
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
Impairment of Net Assets Held for Sale. We recorded a $45 million impairment charge on net assets held for sale for the nine months ended September 30, 2019. The impairment charge was primarily attributable to our North America segment. See "Net Assets Held for Sale" in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Change
Depreciation	$109,245	$100,576	$8,669	(1)
Amortization	104,104	95,746	8,358	(2)
Total depreciation and amortization	$213,349	$196,322	$17,027

(1)
Depreciation expense included an incremental $5 million in our Europe segment, principally due to (i) an $8 million increase in depreciation expense from our acquisition of Stahlgruber, partially offset by (ii) a decrease of $3 million related to the impact of foreign currency translation, primarily due to decreases in the euro and pound sterling exchange rates during the nine months ended September 30, 2019 compared to the prior year period. Depreciation expense also included an incremental $4 million in our North America segment, primarily due to capital expenditures related to new warehouse openings and upgrades to our existing information technology infrastructure.

(2)
The increase in amortization expense primarily reflected (i) an incremental $18 million from our acquisition of Stahlgruber, partially offset by (ii) a decrease of $5 million related to the impact of foreign currency translation, principally due to a decrease in the euro exchange rate during the nine months ended September 30, 2019 compared to the prior year period, and (iii) a decrease of $5 million related to our 2016 acquisition of Rhiag, which had lower amortization expense during the nine months ended September 30, 2019 compared to the prior year period as a result of the accelerated amortization on the customer relationship intangible asset.

Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the nine months ended September 30, 2018	$98,233
Decrease due to:
Interest expense, net of interest income	(3,698)	(1)
Other income, net	(6,109)	(2)
Net decrease	(9,807)
Other expense, net for the nine months ended September 30, 2019	$88,426

(1)
The decrease in interest is primarily related to (i) a $7 million decrease from lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period, and (ii) a $4 million decrease from foreign currency translation, primarily related to a decrease in the euro exchange rate during the first nine months of 2019 compared to the prior year period, partially offset by (iii) an $8 million increase resulting from higher outstanding debt during the nine months ended September 30, 2019 compared to the prior year period (including the borrowings under our Euro Notes (2026/28)).

(2)
The increase in other income primarily consisted of (i) a $4 million favorable variance in foreign currency gains and losses, and (ii) $3 million of proceeds received in the first quarter of 2019 related to an insurance settlement in our North America segment.

Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2019 was 27.5%, compared to 25.2% for the comparable prior year period. The increase was primarily attributable to the impact of a favorable discrete item of $10 million for the nine months ended September 30, 2018, reflecting an adjustment to the Tax Act transition tax. The increase was also partially attributable to the impact of a favorable discrete item of approximately $4 million for the nine months ended September 30, 2018, for excess tax benefits from stock-based payments; there were $1 million of excess tax benefits from stock-based payments for the nine months ended September 30, 2019. The year over year change for these discrete items increased the effective tax rate by 2.1% compared to the prior year period, while remaining discrete items increased the effective tax rate by an immaterial amount compared to the prior year period.
Equity in Earnings (Losses) of Unconsolidated Subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries for the nine months ended September 30, 2019 primarily related to our investment in Mekonomen. During the three months ended March 31, 2019 and September 30, 2018, we recognized other-than-temporary impairment charges of $40 million and $23 million, respectively, related to our investment in Mekonomen. See "Investments in Unconsolidated Subsidiaries" in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the nine months ended September 30, 2018, the Czech koruna, euro, pound sterling and Canadian dollar rates used to translate the 2019 statements of income decreased by 6.4%, 5.9%, 5.8% and 3.2%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar netted against the positive impact of realized and unrealized currency gains and losses for the nine months ended September 30, 2019 resulted in a $0.02 negative effect on diluted earnings per share relative to the prior year period.
Net (Loss) Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net (loss) income attributable to continuing noncontrolling interest for the nine months ended September 30, 2019 increased $1 million compared to the nine months ended September 30, 2018 primarily due to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition. Net income attributable to discontinued noncontrolling interest as immaterial for the nine months ended September 30, 2019 and related to the Stahlgruber Czech Republic wholesale business. See Note 3, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.
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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% of Total Segment Revenue	2018	% of Total Segment Revenue	2019	% of Total Segment Revenue	2018	% of Total Segment Revenue
Third Party Revenue
North America	$1,302,086		$1,262,657		$3,925,962		$3,927,282
Europe	1,451,483		1,470,856		4,413,264		3,795,439
Specialty	394,204		388,865		1,157,023		1,151,172
Total third party revenue	$3,147,773		$3,122,378		$9,496,249		$8,873,893
Total Revenue
North America	$1,302,147		$1,262,799		$3,926,222		$3,927,808
Europe	1,451,483		1,470,856		4,413,264		3,795,439
Specialty	395,314		390,061		1,160,687		1,154,726
Eliminations	(1,171)		(1,338)		(3,924)		(4,080)
Total revenue	$3,147,773		$3,122,378		$9,496,249		$8,873,893
Segment EBITDA
North America	$166,310	12.8%	$154,049	12.2%	$532,994	13.6%	$506,772	12.9%
Europe	124,712	8.6%	129,358	8.8%	346,291	7.8%	315,785	8.3%
Specialty	45,464	11.5%	42,937	11.0%	135,790	11.7%	140,974	12.2%

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold), change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments, or divestitures, equity in losses and earnings of unconsolidated subsidiaries, and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income, less net income (loss) attributable to continuing and discontinued noncontrolling interest, excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense. See Note 16, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
North America

Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
North America	2019	2018	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$1,145,402	$1,109,067	2.9%	(1)	0.4%	(0.1)%	3.3%
Other revenue	156,684	153,590	0.9%	(2)	1.1%	(0.0)%	2.0%
Total third party revenue	$1,302,086	$1,262,657	2.7%		0.5%	(0.1)%	3.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue increased 1.4% on a per day basis. This per day increase was largely attributable to (i) favorable pricing, partially offset by sales volumes in our wholesale operations, and (ii) higher revenue in our aviation business prior to its disposal in August.

(2)
The $1 million year over year organic increase in other revenue primarily related to (i) a $19 million increase in revenue from precious metals (platinum, palladium and rhodium) primarily due to higher prices and, to a lesser extent, increased volumes, partially offset by (i) a $13 million decrease in revenue from scrap steel and other metals primarily related to lower prices, partially offset by increased volumes, (ii) a $2 million decrease in core revenue primarily related to decreased volumes, and (iii) several individually immaterial factors that decreased organic revenue by $2 million in the aggregate.

(3)
Acquisition related growth in the third quarter of 2019 reflected revenue from our acquisition of four wholesale businesses and one self service business since the beginning of the third quarter of 2018 through the one-year anniversary of the acquisitions.

Segment EBITDA. Segment EBITDA increased $12 million, or 8.0%, in the third quarter of 2019 compared to the third quarter of the prior year. Sequential decreases in scrap steel prices in our salvage and self service operations had an unfavorable impact of $8 million on North America Segment EBITDA during the three months ended September 30, 2019, compared to a $7 million unfavorable impact on the three months ended September 30, 2018. This unfavorable impact for the three months ended September 30, 2019 resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2018	12.2%
Increase (decrease) due to:
Change in gross margin	1.0%	(1)
Change in segment operating expenses	(0.5)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.0%
Segment EBITDA for the three months ended September 30, 2019	12.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin primarily reflected a favorable impact of 1.1% from our wholesale operations. The increase in wholesale gross margin was primarily attributable to ongoing margin initiatives.

(2)
Segment operating expenses increased as a percentage of revenue. Having one additional selling day in the third quarter of 2019 resulted in a positive leverage effect, but there were several offsetting factors that increased expenses compared to the prior year period. The increase in segment operating expenses was primarily due to (i) a 0.5% increase in incentive compensation expenses compared to the prior year, principally due to downward revisions of the bonus accruals in the third quarter of 2018 and upward revisions in the third quarter of 2019 as a result of our performance in each period, and (ii) a 0.4% increase in facility expenses principally due to higher expenses in rent related to expansions and renewals, partially offset by (iii) a 0.3% decrease from other personnel-related costs, including salaries and wages and non-incentive benefits, primarily due to reduced headcount and lower insurance claims.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Europe	2019	2018	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,446,392	$1,464,049	2.1%	1.3%	(4.6)%	(1.2)%
Other revenue	5,091	6,807	(19.4)%	(0.3)%	(5.6)%	(25.2)%
Total third party revenue	$1,451,483	$1,470,856	2.0%	1.3%	(4.6)%	(1.3)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The parts and services organic revenue growth for the quarter was affected by having one additional selling day. Selling days differ by market, but, on average, we had one additional selling day in our Europe segment in the third quarter of 2019 than in the prior year period. On a per day basis, organic parts and services revenue increased 0.7%, mainly driven by our U.K. and Eastern European operations. Softer economic conditions continue to have a negative impact on revenue growth, most notably in Italy and Germany.

(2)
Acquisition related growth for the three months ended September 30, 2019 was $19 million, or 1.3%, due to our acquisition of eight wholesale businesses since the beginning of the third quarter of 2018 through the one year anniversary of the acquisitions.

(3)
Compared to the prior year, exchange rates decreased our revenue growth by $68 million, or 4.6%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna during the third quarter of 2019 relative to the prior year period.

Segment EBITDA. Segment EBITDA decreased $5 million, or 3.6%, in the third quarter of 2019 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $6 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the third quarter of 2018. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $1 million, or 1.0%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended September 30, 2019.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2018	8.8%
(Decrease) increase due to:
Change in gross margin	(0.1)%	(1)
Change in segment operating expenses	(0.3)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.1%
Segment EBITDA for the three months ended September 30, 2019	8.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin was primarily due to a 0.5% unfavorable impact related to our Central European operations, principally due to lower prices and product mix, partially offset by a favorable increase of 0.3% in supplier rebates as a result of centralized procurement for our Europe segment, principally driven by our acquisition of Stahlgruber, and a 0.2% increase related to our U.K. operations.

(2)
The increase in segment operating expenses as a percentage of revenue was primarily due to a 0.3% increase in personnel expenses, principally as a result of the timing of bonus accrual revisions and the negative leverage effect driven by lower sales growth compared to average wage inflation. Transformation expenses related to the 1 LKQ Europe program had an unfavorable impact of 0.1% on the three months ended September 30, 2019 compared to the prior year period.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Specialty	2019	2018	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$394,204	$388,865	1.5%	—%	(0.1)%	1.4%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$394,204	$388,865	1.5%	—%	(0.1)%	1.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Organic growth in parts and services revenue was primarily due to an additional selling day in the third quarter of 2019 compared to the prior year period (organic revenue declined 0.1% on a per day basis). Modest volume growth in our RV business in the U.S. was offset by decreased sales volumes in our Canada operations compared to the prior year period, principally due to softening economic conditions.

Segment EBITDA. Segment EBITDA increased $3 million, or 5.9%, in the third quarter of 2019 compared to the prior year third quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2018	11.0%
(Decrease) increase due to:
Change in gross margin	(0.8)%	(1)
Change in segment operating expenses	1.3%	(2)
Segment EBITDA for the three months ended September 30, 2019	11.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflects unfavorable impacts of (i) 0.4% due to unfavorable product mix in the third quarter of 2019, (ii) 0.2% of higher product costs, primarily due to lower supplier discounts resulting from lower purchase volumes, and (iii) several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.

(2)
The decrease in segment operating expenses reflects favorable impacts of (i) 0.7% in personnel costs primarily due to reduced headcount, (ii) 0.4% in freight, vehicle and fuel expenses due to a decreased use of third party freight, and (iii) 0.2% due to several individually immaterial factors.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
North America	2019	2018	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$3,466,582	$3,447,074	0.4%	(1)	0.4%	(0.2)%	0.6%
Other revenue	459,380	480,208	(5.0)%	(2)	0.7%	(0.1)%	(4.3)%
Total third party revenue	$3,925,962	$3,927,282	(0.3)%		0.5%	(0.2)%	(0.0)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue increased 0.4% in the first nine months of 2019 compared to the prior year period. This relatively low growth rate was impacted by (i) lower revenue in our glass and aviation businesses, which had unfavorable effects on organic growth of 0.4% and 0.3%, respectively, and (ii) collision and liability related auto claims being 1.6% lower in the first nine months of 2019 compared to the prior year period, which adversely impacted volume in our wholesale operations. Additionally, our North America segment generated a 6.4% organic growth rate for parts and services revenue in the first nine months of 2018, due in part to severe winter weather conditions. Facing a strong comparable period and with less favorable weather conditions in the first half of 2019, organic parts and services revenue growth was below our historical average.

(2)
The $24 million year over year organic decrease in other revenue primarily related to (i) a $46 million decrease in revenue from scrap steel and other metals primarily related to lower prices, partially offset by increased volumes, and (ii) an $11 million decrease in core revenue primarily related to decreased volumes, partially offset by (iii) a $35 million increase in revenue from precious metals (platinum, palladium and rhodium) primarily due to higher prices.

(3)
Acquisition related growth in the first nine months of 2019 reflected revenue from our acquisition of five wholesale businesses and one self service business from the beginning of 2018 through the one-year anniversary of the acquisitions.

Segment EBITDA. Segment EBITDA increased $26 million, or 5.2%, in the first nine months of 2019 compared to the prior year period. Sequential decreases in scrap steel prices in our salvage and self service operations had an unfavorable impact of $14 million on North America Segment EBITDA for the first nine months of 2019, compared to a $10 million positive impact on the first nine months of 2018. This unfavorable impact resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2018	12.9%
Increase (decrease) due to:
Change in gross margin	1.0%	(1)
Change in segment operating expenses	(0.5)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.2%	(3)
Segment EBITDA for the nine months ended September 30, 2019	13.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin primarily reflected a favorable impact of 1.3% from our wholesale operations, partially offset by an unfavorable impact of 0.2% from our self service operations. The increase in wholesale gross margin was primarily attributable to ongoing margin initiatives. The decrease in self service gross margin was primarily attributable to sequential decreases in scrap steel prices as higher cost vehicles were scrapped.

(2)
The increase in segment operating expenses as a percentage of revenue is primarily related to a 0.4% increase in facility expenses principally due to higher expenses in rent related to expansions and renewals. The increase in segment operating expenses also reflects the negative leverage effect resulting from the year over year decline in other revenue of $21 million, as incremental scrap revenue does not require additional overhead costs, such as commissions and delivery costs, thus creating a dilutive impact to margin in periods with declining scrap revenue.

(3)
The decrease in other expense, net and net income attributable to continuing noncontrolling interest was due to several individually immaterial factors that had a favorable impact of 0.2% in the aggregate.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Europe	2019	2018	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$4,398,185	$3,781,091	(0.3)%	22.2%	(5.6)%	16.3%
Other revenue	15,079	14,348	(5.7)%	17.6%	(6.8)%	5.1%
Total third party revenue	$4,413,264	$3,795,439	(0.3)%	22.1%	(5.6)%	16.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue declined for the first nine months of 2019, primarily affected by softer economic conditions across the continent. Additionally, we believe the U.K.'s potential exit from the European Union had a negative impact on that market for the year to date period.

(2)	Acquisition related growth for the nine months ended September 30, 2019 was $840 million, or 22.1%, primarily from our acquisition of Stahlgruber.

(3)
Compared to the prior year, exchange rates decreased our revenue growth by $212 million, or 5.6%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna during the first nine months of 2019 relative to the comparable period of 2018.

Segment EBITDA. Segment EBITDA increased $31 million, or 9.7%, in the first nine months of 2019 compared to the comparable period of the prior year. Our Europe Segment EBITDA included a negative year over year impact of $18 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the first nine months of 2018. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $48 million, or 15.2%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the nine months ended September 30, 2019.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2018	8.3%
Increase (decrease) due to:
Change in gross margin	0.2%	(1)
Change in segment operating expenses	(0.6)%	(2)
Segment EBITDA for the nine months ended September 30, 2019	7.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Gross margin increased primarily due to a 0.5% favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment, partially offset by a 0.3% unfavorable impact related to our Central European operations, principally due to lower prices and product mix.

(2) The increase in segment operating expenses was primarily due to (i) a 0.7% increase in personnel expenses principally as a result of the negative leverage effect, and (ii) a 0.2% increase in transformation expenses related to the 1 LKQ Europe program, partially offset by a 0.3% decrease in other expenses.
Specialty

Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Specialty	2019	2018	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$1,157,023	$1,151,172	0.8%	—%	(0.3)%	0.5%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,157,023	$1,151,172	0.8%	—%	(0.3)%	0.5%
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

Segment EBITDA. Segment EBITDA decreased $5 million, or 3.7%, in the first nine months of 2019 compared to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2018	12.2%
(Decrease) increase due to:
Change in gross margin	(1.2)%	(1)
Change in segment operating expenses	0.7%	(2)
Segment EBITDA for the nine months ended September 30, 2019	11.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflects unfavorable impacts of (i) 0.5% of higher product costs, primarily due to non-recurring benefits from supplier discounts resulting from strategic purchasing efforts in the fourth quarter of 2017, which had a favorable impact on the first nine months of 2018 as they were recognized over a turn of inventory, (ii) 0.4% due to unfavorable product mix in the first nine months of 2019, and (iii) 0.2% due to higher capitalized overhead expenses as a result of warehouse expansion projects that were completed in the second half of 2018.

(2)
The decrease in segment operating expenses reflects favorable impacts of (i) 0.5% in personnel costs primarily due to reduced headcount and (ii) 0.2% in freight, vehicle and fuel expenses due to a decreased use of third party freight.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$433,391	$331,761	$341,346
Total debt (1)	3,896,722	4,347,697	4,404,369
Current maturities (2)	128,426	122,117	122,981
Capacity under credit facilities (3)	3,260,000	3,260,000	2,850,000
Availability under credit facilities (3)	2,044,940	1,697,698	1,501,226
Total liquidity (cash and cash equivalents plus availability under credit facilities)	2,478,331	2,029,459	1,842,572

(1)
Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $31 million, $37 million and $36 million as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively).

(2)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of immaterial amounts as of both September 30, 2019 and December 31, 2018 and $5 million as of September 30, 2018).

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
As of September 30, 2019, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2024, composed of term loans totaling $350 million ($343 million outstanding at September 30, 2019) and $3.15 billion in revolving credit ($1.1 billion outstanding at September 30, 2019), bearing interest at variable rates (although a portion of the outstanding debt is hedged through interest rate swap contracts), with availability reduced by $69 million of amounts outstanding under letters of credit

•	U.S. Notes (2023) totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate

•	Euro Notes (2024) totaling $545 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Euro Notes (2026/28) totaling $1.1 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate

•
Receivables securitization facility with availability up to $110 million (no outstanding balance as of September 30, 2019), maturing in November 2021 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as (i) our November 2018 amendment to our senior secured credit facility and (ii) the issuance of the Euro Notes (2026/28) in April 2018 related to the Stahlgruber acquisition. Given the long-term nature of our investment in Stahlgruber, combined with favorable interest rates, we decided to fund the acquisition primarily through long-term, fixed rate notes. We believe this approach provides financial flexibility to execute our long-term growth strategy while maintaining availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity.
As of September 30, 2019, we had approximately $2.0 billion available under our credit facilities. Combined with approximately $433 million of cash and cash equivalents at September 30, 2019, we had approximately $2.5 billion in available liquidity, an increase of $449 million over our available liquidity as of December 31, 2018.

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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, we hold cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 11, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at September 30, 2019 was 1.6%. Including our senior notes and the borrowings under our receivables securitization program, our overall weighted average interest rate on borrowings was 3.1% at September 30, 2019.
After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on our variable rate obligations that currently use LIBOR as a benchmark rate. We are in the process of evaluating our financing obligations and other contracts that refer to LIBOR. Outstanding debt under our Credit Agreement, which constitutes the most significant of our LIBOR-based debt obligations, contains provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternate rate of interest. We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.
Cash interest payments were $87 million for the nine months ended September 30, 2019, including $46 million in semi-annual interest payments on our U.S. Notes (2023), Euro Notes (2024) and Euro Notes (2026/28). Interest payments on our U.S. Notes (2023) are made in May and November, and interest payments on our Euro Notes (2024) and Euro Notes (2026/28) are made in April and October.
We had outstanding credit agreement borrowings of $1.5 billion and $1.7 billion at September 30, 2019 and December 31, 2018, respectively. Of these amounts, $15 million and $9 million were classified as current maturities at September 30, 2019 and December 31, 2018, respectively.
The scheduled maturities of long-term obligations, inclusive of finance lease obligations, outstanding at September 30, 2019 are as follows (in thousands):

Three months ending December 31, 2019 (1):	$103,696
Years ending December 31:
2020	34,105
2021	30,443
2022	26,190
2023	621,651
Thereafter	3,080,637
Total debt (2)	$3,896,722

(1)	Maturities of long-term obligations due by December 31, 2019 includes $84 million of short-term debt that may be extended beyond the current due date.
(2) The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $31 million as of September 30, 2019).

Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of September 30, 2019.
The following summarizes our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of September 30, 2019:

	Covenant Level	Ratio Achieved as of September 30, 2019
Maximum net leverage ratio	4.25:1.00	2.6
Minimum interest coverage ratio	3.00:1.00	9.9

The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
As of September 30, 2019, the Company had cash and cash equivalents of $433 million, of which $256 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Act and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the new 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
North America	$325,600	$333,100	$(7,500)	$1,005,000	$1,054,900	$(49,900)	(1)
Europe	1,009,700	1,096,800	(87,100)	2,931,300	2,591,000	340,300	(2)
Specialty	288,100	271,400	16,700	825,800	842,000	(16,200)	(3)
Total	$1,623,400	$1,701,300	$(77,900)	$4,762,100	$4,487,900	$274,200

(1)	In North America, aftermarket purchases during the nine months ended September 30, 2019 decreased compared to the prior year period primarily as a result of an increased focus on inventory reduction.

(2)
In our Europe segment, the increase in purchases during the nine months ended September 30, 2019 was primarily driven by (i) a $588 million increase attributable to incremental inventory purchases as a result of our acquisition of Stahlgruber in the second quarter of 2018, partially offset by (ii) a $32 million decrease attributable to our continental European operations and a $61 million decrease attributable to our U.K. operations primarily due to inventory reduction efforts. There was also a decrease of $146 million in inventory purchases attributable to the decrease in the value of the euro and pound sterling in the nine months ended September 30, 2019 compared to the prior year period.

(3)
Specialty inventory purchases decreased $16 million during the nine months ended September 30, 2019 compared to the prior year period primarily as a result of an increased focus on inventory reduction.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
North America wholesale salvage cars and trucks	78	73	6.8%	230	229	0.4%
Europe wholesale salvage cars and trucks	5	6	(16.7)%	19	21	(9.5)%
Self service and "crush only" cars	151	136	11.0%	455	427	6.6%
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the nine months ended September 30, 2018	$521
(Decrease) increase due to:
Operating income	(28)	(1)
Non-cash depreciation and amortization expense	19	(2)
Impairment of net assets held for sale	45	(3)
Cash paid for taxes	24
Cash paid for interest	(12)
Working capital accounts: (4)
Accounts receivable	(31)
Inventory	219
Accounts payable	163
Other operating activities	45	(5)
Net cash provided by operating activities for the nine months ended September 30, 2019	$965

(1)	Refer to the Results of Operations - Consolidated section for further information on the decrease in operating income.

(2)	Non-cash depreciation and amortization expense increased compared to the prior year period as discussed in the Results of Operations - Consolidated section.

(3)
In the first nine months of 2019, we recorded impairment charges on net assets held for sale. See "Net Assets Held for Sale" in Note 4, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the net impairment charges.

(4)	Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
Inventory represented an incremental $219 million in cash inflows in 2019 as a result of deliberate inventory reduction efforts in all three segments to reflect organic revenue conditions, as disclosed in the procurement section above.
Accounts payable produced an incremental $163 million in cash flows primarily due to timing effects related to our May 30, 2018 acquisition of Stahlgruber. Additionally, we increased accounts payable through extension of vendor terms in North America.
Accounts receivable was a $31 million greater outflow in 2019, primarily attributable to timing effects from the Stahlgruber acquisition, and also to a lesser extent, the unwind of a receivables factoring program at Stahlgruber.

(5)	Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $160 million for the nine months ended September 30, 2019, compared to $1.4 billion of cash used in investing activities during the nine months ended September 30, 2018. We invested $15 million of cash, net of cash acquired, in business acquisitions during the nine months ended September 30, 2019 compared to $1.2 billion during the nine months ended September 30, 2018, primarily related to the Stahlgruber acquisition. Property, plant and equipment purchases were $166 million in the first nine months of 2019 compared to $172 million in the prior year period. The period over period decrease in cash outflows for purchases of property, plant and equipment was due to decreases in our Specialty and North America segments. We received $20 million of net proceeds from divestitures of assets held for sale during the nine months ended September 30, 2019; no such proceeds were received in 2018.
Net cash used in financing activities totaled $690 million for the nine months ended September 30, 2019, compared to $1.0 billion provided by financing activities during the nine months ended September 30, 2018. We received $1.2 billion from our issuance of the Euro Notes (2026/2028) during the nine months ended September 30, 2019; no such proceeds were received in the current year. We repurchased $292 million of our common stock in the first nine months of 2019; we did not repurchase any shares in the comparable period of 2018. During the nine months ended September 30, 2019, net repayments of our borrowings totaled $391 million compared to $238 million during the nine months ended September 30, 2018.
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
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 50.1% and 47.9% of our revenue during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.0% change in our consolidated revenue and a 3.0% change in our operating income for the nine months ended September 30, 2019. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at September 30, 2019 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of September 30, 2019, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £171 million, €101 million, CAD $130 million, and SEK 270 million under our revolving credit facilities. As of December 31, 2018, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £290 million, €163 million, CAD $130 million, and SEK 275 million under our revolving credit facilities.
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
As of September 30, 2019, we held eight interest rate swap contracts representing a total of $480 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of September 30, 2019, the fair value of the interest rate swap contracts was an asset of $4 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of September 30, 2019 we held five cross currency swap agreements for a total notional amount of $562 million (€519 million) with maturity dates in October 2019, October 2020, and January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; MUFG; and SunTrust Bank). As of September 30, 2019, the fair value of the interest rate swap components of the cross currency swaps was an asset of an immaterial amount and a liability of $1 million, and the fair value of the foreign currency forward components was an asset of $10 million and a liability of $13 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 70% of our variable rate debt under our credit facilities at fixed rates at September 30, 2019 compared to 57% at December 31, 2018. See Note 10, "Long-Term Obligations" and Note 11, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At September 30, 2019, we had approximately $447 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $4 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended September 30, 2019 has decreased 14% over the average for the second quarter of 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2018 Form 10-K for information concerning risks and uncertainties that could negatively impact us. The following represents changes and/or additions to the risks and uncertainties previously disclosed in the 2018 Form 10-K.
Intellectual property claims relating to aftermarket products could adversely affect our business.
OEMs and others have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. OEMs have brought such claims in federal court and with the U.S. International Trade Commission. In some cases, we have entered into patent license agreements with OEMs that allow us to sell aftermarket parts that replicate the patented parts in exchange for a royalty and otherwise in accordance with the terms of the agreements.
To the extent OEMs and other manufacturers obtain design patents or trademarks and are successful in asserting claims of infringement of these patents or trademarks against us, we could be restricted or prohibited from selling certain aftermarket products, which could have an adverse effect on our business. In the event that our license agreements, or other similar license arrangements with OEMs or others, are terminated or we are unable to agree upon renewal terms, we may be subject to costs and uncertainties of litigation as well as restrictions on our ability to sell aftermarket parts that replicate parts covered by those design patents or trademarks. We have filed, and may file in the future, challenges to OEM patents. To the extent OEMs are successful in defending their patents, we could be restricted or prohibited from selling the corresponding aftermarket products, which could have an adverse effect on our business. Also, we will likely incur expenses investigating, pursuing and defending intellectual property claims.
U.S. Customs and Border Protection has taken the position that certain of our aftermarket parts infringe certain OEM trademarks and seized our aftermarket parts as we attempted to import them into the U.S. We incur costs and expenses attempting to convince Customs and Border Protection to release the seized goods and in litigation where we are seeking a determination of non-infringement. In the event we are unsuccessful in obtaining their release, such goods may be subject to forfeiture and other penalties.
Aftermarket products certifying organizations may revoke the certification of parts that are the subject of the intellectual property disputes. Lack of certification may negatively impact us because many major insurance companies recommend or require the use of aftermarket products only if they have been certified by an independent certifying organization.

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

The following table summarizes our stock repurchases for the three months ended September 30, 2019 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	2,175	$26.44	2,175	$191,736
August 1, 2019 - August 31, 2019	1,706	$25.53	1,706	$148,187
September 1, 2019 - September 30, 2019	—	$—	—	$148,187
Total	3,881		3,881

On October 25, 2019, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $500 million of our common stock from time to time through October 25, 2022; this extended date also applies to the original repurchase program. With the increase, the Board of Directors has authorized a total of $1.0 billion of common stock repurchases. As of the date of this filing, there was $648 million of remaining capacity under our repurchase program, with the additional $500 million authorization.

Item 6. Exhibits
Exhibits
(b) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2019.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)