Form 10-K
period 2019-12-31
LKQ CORP
filed 2020-02-27
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $8.2 billion (based on the closing sale price on the NASDAQ Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 21, 2020 was 307,148,085.
Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2020, described in Part III hereof, are incorporated by reference in this report.

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
You should not place undue reliance on our forward-looking statements.  Actual events or results may differ materially from those expressed or implied in the forward-looking statements.  The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include the following (not necessarily in order of importance):

•
changes in economic, political and social conditions in the U.S. and other countries in which we are located or do business, including the U.K. withdrawal from the European Union (also known as Brexit), and the impact of these changes on our businesses, the demand for our products and our ability to obtain financing for operations;

•
increasing competition in the automotive parts industry (including parts sold on online marketplaces and the potential competitive advantage to original equipment manufacturers ("OEMs") with "connected car" technology);

•	fluctuations in the pricing of new OEM replacement products;

•	changes in the level of acceptance and promotion of alternative automotive parts by insurance companies and vehicle repairers;

•	changes to our business relationships with insurance companies or changes by insurance companies to their business practices relating to the use of our products;

•	our ability to identify acquisition candidates at reasonable prices and our ability to successfully divest underperforming businesses;

•	our ability to integrate, realize expected synergies, and successfully operate acquired companies and any companies acquired in the future, and the risks associated with these companies;

•	the implementation of a border tax or tariff on imports and the negative impact on our business due to the amount of inventory we import;

•	restrictions or prohibitions on selling certain aftermarket products through enforcement by OEMs or government agencies of intellectual property rights;

•	restrictions or prohibitions on importing certain aftermarket products by border enforcement agencies based on, among other things, intellectual property infringement claims;

•	variations in the number of vehicles manufactured and sold, vehicle accident rates, miles driven, and the age profile of vehicles in accidents;

•	the increase of accident avoidance systems being installed in vehicles;

•	the potential loss of sales of certain mechanical parts due to the rise of electric vehicle sales;

•	fluctuations in the prices of fuel, scrap metal and other commodities;

•	changes in laws or regulations affecting our business;

•	higher costs and the resulting potential inability to service our customers to the extent that our suppliers decide to discontinue business relationships with us;

•	price increases, interruptions or disruptions to the supply of vehicle parts from aftermarket suppliers and vehicles from salvage auctions;

•	changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;

•	the risks associated with operating in foreign jurisdictions, including foreign laws and economic and political instabilities;

•	declines in the values of our assets;

•	additional unionization efforts, new collective bargaining agreements, and work stoppages;

•	our ability to develop and implement the operational and financial systems needed to manage our operations;

•	interruptions, outages or breaches of our operational systems, security systems, or infrastructure as a result of attacks on, or malfunctions of, our systems;

•	costs of complying with laws relating to the security of personal information;

•	product liability claims by the end users of our products or claims by other parties who we have promised to indemnify for product liability matters;

•	costs associated with recalls of the products we sell;

•	potential losses of our right to operate at key locations if we are not able to negotiate lease renewals;

•	inaccuracies in the data relating to our industry published by independent sources upon which we rely;

•	currency fluctuations in the U.S. dollar, pound sterling and euro versus other currencies;

•	our ability to obtain financing on acceptable terms to finance our growth;

•	our ability to satisfy our debt obligations and to operate within the limitations imposed by financing arrangements;

•	changes to applicable U.S. and foreign tax laws, changes to interpretations of tax laws, and changes in our mix of earnings among the jurisdictions in which we operate; and

•	disruptions to the management and operations of our business and the uncertainties caused by activist investors.
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

ITEM 1.     BUSINESS
OVERVIEW
LKQ Corporation ("LKQ" or the "Company") is a global distributor of vehicle products, including replacement parts, components, and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles.
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
HISTORY
We were initially formed in 1998 through the combination of a number of wholesale recycled products businesses and subsequently expanded through internal development and acquisitions of aftermarket, recycled, refurbished, and remanufactured product suppliers and manufacturers; self service retail businesses; and specialty vehicle aftermarket equipment and accessories suppliers. We have completed approximately 280 business acquisitions. Our most significant acquisitions include:

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

•
2013 acquisition of Sator Beheer B.V. ("Sator", now known as Fource), a vehicle mechanical aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and Northern France. This acquisition allowed us to further expand our geographic presence into continental Europe.

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
We have four primary strategic pillars to build economic value: growth through diversified product offerings; growth through geographic expansion; adaptation to evolving technology; and rationalization of our asset base to enhance margins and return on capital. We believe our supply network, with a broad inventory of quality alternative collision and mechanical repair products and specialty vehicle aftermarket products, high fulfillment rates, and superior customer service, provides us with a competitive advantage. To execute our strategy, we are focused on a number of key areas, including:

•
Extensive distribution network. We have invested significant capital to develop a network of alternative and specialty vehicle parts facilities across our operating segments. Additionally, our ability to move inventory throughout our distribution networks increases the availability of our products and helps us to fill a relatively high percentage of our customers’ requests. In order to expand our distribution network, we will continue to seek to enter new markets and to improve penetration through both organic development and acquisitions. We will continue to seek opportunities to leverage the distribution network by delivering more parts through our existing network. We believe our North America segment has the largest distribution network of alternative vehicle parts and accessories for the automotive collision repair market in North America. In our Europe segment, we are implementing a similar strategy to our North America operations by establishing a Pan-European distribution network. We currently have operations in over 20 different European countries, which we believe represents the broadest and largest footprint in the aftermarket industry in Europe. On a global basis, we operate approximately 1,700 facilities as part of our distribution network.

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

•
Technology driven business processes. We focus on technology development to support our competitive advantage. We have built advanced data analytics capabilities and data assets and believe that we can more cost effectively leverage our data to make better business decisions than our smaller competitors.

•
Adaptation to evolving technology in the automotive industry. We are committed to monitoring and adapting our business to the technological changes in the automotive industry. We have a forward-looking strategy and innovation team that helps us assess the potential opportunities and risks associated with several areas including, but not limited to, e-commerce, accident avoidance systems, vehicle connectivity, autonomous vehicles, electric vehicles and ride-sharing trends.

•	Rationalized asset base. We have a portfolio review process and are continually analyzing and executing initiatives to reduce our operating costs and drive efficiencies.
NORTH AMERICA SEGMENT
Our North America segment is composed of wholesale operations, which consists of aftermarket and salvage operations, and self service retail operations. During 2019, we acquired two diagnostic and repair services businesses.
Wholesale Operations
Inventory
Our wholesale operations in North America sell five product types (aftermarket, OEM recycled, OEM remanufactured, OEM refurbished and, to a lesser extent, new OEM parts) to professional collision and mechanical automobile repair businesses. Our principal aftermarket product types consist of those most frequently damaged in collisions, including bumper covers, automotive body panels, lights and automotive glass products such as windshields. Platinum Plus is our exclusive product line offered under the Keystone brand of aftermarket products. Certain of our products are certified by an independent organization, the Certified Automotive Parts Association (“CAPA”). CAPA is an association that evaluates the quality of aftermarket collision replacement products compared to OEM collision replacement products. We also developed a product line called "Value Line" for more value conscious, often self-pay, consumers. Our salvage products include both mechanical and collision parts, including engines; transmissions; door assemblies; sheet metal products such as trunk lids, fenders and hoods; lights; and bumper assemblies.
The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in North America and Asia, principally Taiwan. In 2019, approximately 38% of our aftermarket purchases were made from our top 4 vendors, with our largest vendor providing approximately 16% of our annual inventory purchases. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 5% of our supply of aftermarket products in 2019. We purchased approximately 49% of our aftermarket products in 2019 directly from manufacturers in Taiwan and other Asian countries. Approximately 48% of our aftermarket products were purchased from vendors located in the U.S.; however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries.
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
Information Technology Systems
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
Our wholesale recycled product locations in North America operate an internally-developed, proprietary enterprise management system called LKQX. We believe that the use of a single system across all of our wholesale recycled product operations helps facilitate the sales process; allows for continued implementation of standard operating procedures; and improves training efficiency, employee transferability, access to our national inventory database, management reporting and data storage. The system also supports an electronic exchange process for identifying and locating parts at other select recyclers and facilitates brokered sales to fill customer orders for items not in stock.
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
Automobile insurance companies affect the demand for our collision products; while insurance companies do not pay for our products directly, they ultimately pay for the repair costs of insured vehicles in excess of any deductible amount. As a result, insurance companies often influence the types of products used in a repair. The use of our alternative products instead of new OEM products provides a direct benefit to insurance companies by lowering the cost of repairs, by often decreasing the time required to return the repaired vehicle to the customer, and by providing a replacement product that is of high quality and comparable performance to the part replaced.
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
Distribution
We have a distribution network of warehouses and cross dock facilities, which allows us to develop and maintain our service levels with local repair shops while providing fulfillment rates that are made possible by our nationwide presence. Our delivery fleet utilizes a third party software provider to optimize delivery routes, and to track the progress of delivery vehicles throughout their runs. This third party software connects into each of our wholesale systems to allow a single interface for our management team to have a single delivery to our customer, regardless of the product line or operating system. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans, which deliver multiple product types on the same delivery routes to help minimize distribution costs and improve customer service.
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
Inventory
We acquire inventory for our self service retail product operations from a variety of sources, including but not limited to towing companies, vehicle auctions, the general public, municipality sales, insurance carriers, and charitable organizations. We procure salvage vehicles for our self service retail product operations that are generally older and priced lower than the salvage vehicles we purchase for our wholesale recycled product operations. Vehicles are delivered to our locations by the seller, or we arrange for transportation. Once on our property, minimal labor is required to process the vehicle other than removing the battery, fluids, refrigerants, catalytic converters and hazardous materials. The extracted fluids are stored in bulk and subsequently sold to recyclers. Vehicles are then placed in the yard for customers to remove parts. In our self service business, availability of a specific part will depend on which vehicles are currently at the site and to what extent parts may have been previously sold. We usually keep a vehicle at our facility for 30 to 120 days, depending on the capacity of the yard and size of the market, before it is crushed and sold to scrap metal processors.
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
Competition
There are competitors operating self service businesses in all of the markets in which we operate. In some markets, there are numerous competitors, often operating in close proximity to our operations. We try to differentiate our business by the quality of the inventory and the size and cleanliness of the property. We also differentiate our business from our competitors through our app, which allows customers to receive daily push notifications when cars they are interested in are placed into their favorite yards. In addition to allowing customers to see our available inventory, the app also allows customers to input search parameters such as the specific part they are searching for, and the year, make, and model of the vehicle, to identify the population of cars that might be available to pull compatible parts from. We do not consider retail chains that focus on the do-it-yourself market to be our direct competitors, as there is limited overlap in the products that we sell.
EUROPE SEGMENT
Our Europe segment was built on four key acquisitions: ECP (2011), Sator (2013), Rhiag (2016) and Stahlgruber (2018). Additionally, in 2014 we expanded our European segment to include wholesale recycling operations through our acquisition of a business with salvage and vehicle repair facilities in Sweden and Norway, and in 2016, we acquired an equity investment in Mekonomen AB ("Mekonomen"), the leading independent car parts distributor in the Nordic region of Europe. Mekonomen is independent of our existing European operations, but we have identified areas where the companies can work together in a mutually beneficial manner, primarily related to procurement. Our European strategy is to target platform acquisitions to cover broad markets initially, then integrate these businesses with our other operations and subsequently expand our footprint in these regions through new branch openings and smaller tuck-in acquisitions. Our acquisitions provide a platform to capitalize on the large and fragmented aftermarket mechanical replacement parts market in Europe, and allow for cost savings from the leveraging of our combined purchasing power given the significant overlap in suppliers and product mix. We have acquired many smaller businesses within the regions we operate, and we are integrating our European operations as we optimize purchasing, warehousing, systems, logistics and back-office functions, and align our private label brands across the segment.
In September 2019, we announced a multi-year program called "1 LKQ Europe," to further centralize and standardize certain key functions to improve the efficiencies within the Europe segment. Under the 1 LKQ Europe program, we will reorganize our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and the creation of a Europe headquarters office in Zug, Switzerland.
Inventory
Our inventory is primarily composed of mechanical aftermarket parts for the repair of vehicles 3 to 15 years old. Our top selling products include brake pads, discs and sensors, clutches, electrical products such as spark plugs and batteries, steering and suspension products, filters, and oil and automotive fluids. In addition to mechanical aftermarket parts, we also sell collision parts in our Europe segment, although these sales represent approximately 1% of total Europe segment revenue.
In 2019, our top two suppliers represented 12% of our aftermarket inventory purchases, with our top supplier representing approximately 7% of our purchases. No other suppliers comprised more than 5% of our purchases during 2019. In 2019, we purchased 94% of our products from companies in Europe. The remaining 6% of our 2019 purchases were sourced from vendors located primarily in China or Taiwan, some of which also supply collision parts for our Wholesale - North America operations. In 2019, 72% and 18% of our total inventory purchases were made in euros and pounds sterling, respectively.
In our Nordic operations, we purchase severely damaged or totaled vehicles from insurance companies, which are transferred to our dismantling facilities or sold to other third party dismantlers.
Information Technology Systems
Our aftermarket operations in Europe use various information technology (“IT”) systems. Our systems are complex and are designed to perform a variety of tasks (depending on the market), including: manage customer orders and inventory movement, optimize our warehouse and logistics, and financial reporting. Certain of our IT systems can interface with our repair shop customers' respective IT systems, which enables customers to identify and order the part required for the repair. As part of our 1 LKQ Europe strategy to create an integrated European company, we initiated a multi-year program to develop and implement a European wide ERP system, which will reduce the number of IT systems we operate. A pilot for our ERP system was successfully deployed in the operating unit in Switzerland in the first quarter of 2020.
Customers
We primarily operate a two-step (i.e. direct sales to repair shop customers) distribution model in Europe, although certain of our operations, such as Italy, the Netherlands, Germany, Switzerland, and Hungary, operate partially a three-step (i.e. sales to distributors who in turn sell to repair shop customers) distribution model. In our two-step operations, we sell the majority of our products to commercial customers primarily consisting of professional repairers, including both independent mechanical repair shops and collision repair shops. In our three-step operations, we sell products to wholesale distributors or jobbers. In addition to our sales to repair shops and wholesale distributors, we generate a portion of our revenue through sales to retail customers from e-commerce platforms and from counter sales at the branch locations.
Distribution
Our European operations employ a distribution model in which inventory is stored at national or international distribution centers or regional hubs, with fast moving product stored at branch locations. The large distribution centers regularly re-stock the smaller branches and hubs and hold slower moving items helping us to improve fulfillment rates. Product is moved through the distribution network on our trucks, vans or via common carrier.
Competition
We view all suppliers of replacement repair products as our competitors, including other alternative parts suppliers and OEMs and their dealer networks. We face significant competition in many markets where even smaller competitors can compete on price and service and the OEMs compete via ties to, and brand loyalty of, the consumer while also remaining competitive on price, service and availability. We believe we have been able to distinguish ourselves from other alternative parts suppliers primarily through our distribution network, efficient stock management systems and proprietary technology, which allows us to deliver our products quickly, as well as through our product lines and inventory availability, pricing, and service.
SPECIALTY SEGMENT
Our Specialty operating segment was formed in 2014 with our acquisition of Keystone Specialty, a leading distributor and marketer of specialty vehicle aftermarket products and accessories in North America. Our Specialty operations reach most major markets in the U.S. and Canada and serve the following six product segments: RV; truck and off-road; towing; speed and performance; wheels, tires and performance handling; and miscellaneous accessories. In 2017, we acquired Warn Industries, Inc. ("Warn"), a leading designer, manufacturer and marketer of high performance vehicle equipment and accessories. The acquisition of Warn expanded our presence in the specialty market and created viable points of entry into related markets.
Inventory
The specialty vehicle aftermarket equipment and accessories we distribute and raw materials for products we manufacture are purchased from suppliers located primarily in the U.S., Canada, and China. Our top selling products are RV appliances & air conditioners, towing hitches, truck bed covers, vehicle protection products, cargo management products, and wheels, tires & suspension products. Specialty aftermarket suppliers are typically small to medium-sized, independent businesses that focus on a narrow product or market niche. Due to the highly fragmented supplier base for specialty vehicle aftermarket products, we have limited supplier concentration. In 2019, approximately 15% of our specialty vehicle aftermarket purchases were made from our top two suppliers, with our largest supplier providing approximately 10% of our annual inventory purchases. No other suppliers comprised more than 5% of our purchases during 2019. With our 2017 acquisition of Warn, we have internal manufacturing capabilities to source aftermarket winches, hoists, and bumpers.
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
Online sales of our Specialty products take place primarily through our ekeystone.com and viantp.com sites and mobile app. These sites provide customers (i) the ability to match products with the make and model of vehicle thus allowing the customer to order the correct part, (ii) product information (e.g. pictures, attributes) available for review and (iii) the convenience of searching inventory availability and ordering the product on the site. Additionally, the site can provide sales opportunities by suggesting other parts to purchase based on an inquiry submitted by the customer.
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
EMPLOYEES
As of December 31, 2019, we employed approximately 51,000 persons, of which approximately 21,000 were employed in North America and approximately 30,000 were employed outside of North America. Of our employees in North America, approximately 800 were represented by unions. Outside of North America, we have government-mandated collective bargaining agreements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. We consider our employee relations to be good.
FACILITIES
As of December 31, 2019, our operations included approximately 1,700 facilities, most of which are leased. Of our total facilities, approximately 550 facilities were located in the U.S. and approximately 1,150 facilities were located in over 25 other countries. Many of our locations stock multiple product types or serve more than one function.
Our global headquarters are located at 500 West Madison Street, Chicago, Illinois 60661.
Our North American headquarters, in Nashville, Tennessee, performs certain centralized functions for our North American operations, including accounting, procurement, and information systems support.
Our European operations are distributed throughout Europe with main offices in Tamworth, England; in Schiedam and Amsterdam, the Netherlands; in Milan, Italy; in Prague, Czech Republic; and in Poing, Germany. In addition to these offices, we have two national distribution centers in Tamworth totaling 1,000,000 and 500,000 square feet, respectively, which house inventory to supply the hubs and branches of our U.K. and Republic of Ireland operations, and one international distribution center in Sulzbach-Rosenberg, Germany which supplies Stahlgruber’s operations in Germany, Austria, Italy, Slovenia and Croatia. Under the 1 LKQ Europe program, we are establishing a Europe headquarters office in Zug, Switzerland.

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
              Some jurisdictions have enacted laws to restrict or prohibit the sale of alternative vehicle parts. See the risk factor “Existing or new laws and regulations, or changes to enforcement or interpretation of existing laws or regulations, may prohibit, restrict or burden the sale of aftermarket, recycled, refurbished or remanufactured products” in Part 1, Item 1A of this Annual Report on Form 10-K for further information concerning regulatory restrictions on the sale of our products.
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
ENVIRONMENTAL, SOCIAL AND GOVERNANCE MATTERS
Environmental
We contribute to a healthy environment. For example, our North American recycling operations harvest vehicle components for reuse in the repair of vehicles. Once the parts are harvested, the remaining valuable materials are removed and repurposed for use in the manufacturing of new basic materials such as steel, aluminum, plastic and rubber. Additionally, we extract fluids that we recycle or utilize in our own operations, such as gas to run our own truck fleet.
Our recycling efforts are a key pillar of our mission statement of being a responsible steward of the environment and a true partner with the communities in which we operate. This stewardship has been embedded in our culture since the company’s founding in 1998. Our recycling efforts preserve natural resources, reduce the demand for scarce landfill space, and help decrease air and water pollution.
The table below highlights our North American recycling operation’s efforts in 2019 to minimize the environmental impact of total loss and end-of-life vehicles with effective and proper vehicle disposition, and lists the approximate number or amount of parts or other materials removed from such vehicles and sold or used by us in our operations (in thousands).

2019 Totals
Number of vehicles procured	887
Catalytic converters	1,471
Tires	2,552
Batteries	630
Waste oil (in gallons)	2,588
Anti-freeze/Washer fluid (in gallons)	347
Fuel (in gallons)	4,173
Total number of individual parts sold	15,244

Social
We continuously strive to improve the effect of our operations, and the awareness of all of our employees, with respect to social issues. We seek diversity of our employees and do not discriminate in our employment with respect to race, color, ethnicity, national origin, ancestry, citizenship status, religion, sex, gender identity and expression, age, disability, protected medical condition, marital status, veteran or military status, sexual orientation, pregnancy, genetic information, or any other characteristic protected by civil rights laws. We do not tolerate harassment or retaliation against persons that report improper behavior.
We have shared with our employees some of the benefits we received as part of the Tax Reform Act of 2017, including through a reduction of medical care premiums, an increase in paid time off, an increase in the Company’s matching amount under our retirement plan, a tuition reimbursement program, and a scholarship program for the children of our employees. In addition, we have established a fund to help employees that experience catastrophic losses.
We also strive to improve the communities in which we operate. The employees at our facilities are encouraged to volunteer in local community activities, and we have established a charitable foundation to distribute funds to local causes.
Governance
We have made substantial progress in the area of corporate governance.  For example, we have three female members on our Board of Directors, and we have added five new members to the Board since August 2018.  After the departure from the Board by two of our current directors at our Annual Meeting of Stockholders in May 2020, over 80% of our directors will be independent.  We believe that the skill sets of our newly constituted Board effectively address the areas of focus that are important for our short and long-term strategic objectives.
                We have adopted “proxy access,” which permits an eligible stockholder to nominate and include in our proxy materials director nominees (subject to the terms set forth in our Bylaws). We also have majority voting for the election of our directors, requiring a director who fails to receive a majority vote to tender his or her resignation to the Board.
                Our Board of Directors recently adopted a revised Code of Ethics to help ensure that everyone at LKQ is clear on our mission, values and guiding ethical principles.  The Code of Ethics covers a variety of topics, including the health and safety of our employees, fair dealing with our customers, suppliers and competitors, anti-bribery rules, conflict of interest prohibitions, and protecting personal data.

ITEM 1A.     RISK FACTORS
Risks Relating to Our Business
Our operating results and financial condition have been and could continue to be adversely affected by the economic, political and social conditions in the U.S. and elsewhere.
Changes in economic, political and social conditions in the U.S., Europe and other countries in which we are located or do business could have a material effect on our company. Negative effects to our supply chain, costs of doing business, sales and distribution activity may occur due to factors such as war or threats of war, natural disasters, nuclear facility accidents, public health emergencies, utility interruptions and terrorism.
Our business is also affected by a number of other factors. For example, the number and types of new vehicles produced and sold by manufacturers affects our business. A decrease in the number of vehicles on the road may result in a decrease in repairs.
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
We have a substantial business presence in Europe, including a significant presence in the U.K. and the Republic of Ireland (“ROI”). In June 2016, voters in the U.K. decided by referendum to withdraw from the European Union (also known as Brexit). The precise timing and impacts of this action on our businesses in the U.K. and other parts of Europe are unknown at this time. Since the vote, we have seen fluctuations in exchange rates leading to cost pressures and unfavorable translation effects on our sterling denominated earnings. The U.K.’s withdrawal from the European Union became effective on January 31, 2020. The U.K. and the European Union now have an 11-month transition period to negotiate a trade deal and come to terms on other issues such as security and law enforcement. Depending upon the outcome of these negotiations, our European businesses could be adversely affected as a result of further fluctuations in exchange rates, disruptions to access to markets by U.K. and ROI companies, interruptions of the movement of goods and services between countries, a decrease of economic activity in Europe, and political or social unrest.
We face intense competition from local, national, international, and internet-based vehicle products providers, and this competition could negatively affect our business.
The vehicle replacement products industry and vehicle accessory parts industry are highly competitive and are served by numerous suppliers of OEM, recycled, aftermarket, refurbished and remanufactured products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national and international providers, and internet-based suppliers and distributors. Providers of vehicle replacement and accessory products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of vehicle products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries or with consumers, than we do. Business transacted on online marketplaces has been increasing, which presents additional competitive pressures on us; in addition, facilitators of these online marketplaces control access to this channel and may prohibit us from participating for various reasons.
In the U.S. and Europe, local companies have formed cooperative efforts in an attempt to more efficiently compete against us in all aspects of our business. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.
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
In an Illinois lawsuit involving State Farm Mutual Automobile Insurance Company ("Avery v. State Farm"), a jury decided in October 1999 that State Farm breached certain insurance contracts with its policyholders by using non-OEM replacement products to repair damaged vehicles when use of such products did not restore the vehicle to its "pre-loss condition." The jury found that State Farm misled its customers by not disclosing the use of non-OEM replacement products and the alleged inferiority of those products. Damages in excess of $1 billion were assessed against State Farm. In August 2005, the Illinois Supreme Court reversed the awards made by the lower courts and found, among other things, that the plaintiffs had failed to establish any breach of contract by State Farm. The plaintiffs filed a subsequent claim alleging that State Farm improperly influenced one of the justices on the Illinois Supreme Court. Prior to trial on the subsequent claim, the parties settled the case; as part of the settlement, State Farm paid the plaintiffs $250 million. As a result of this case, some insurance companies reduced or eliminated their use of aftermarket products. Our financial results could be adversely affected if insurance companies modified or terminated the arrangements pursuant to which repair shops buy aftermarket or recycled products from us due to a fear of similar claims.
In addition, to the extent that the collision repair industry continues to consolidate, the buying power of collision repair shop customers may further increase, putting additional pressure on our financial returns.
We may not be able to successfully acquire new businesses or integrate acquisitions, and we may not be able to successfully divest certain businesses.
We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms, if we do not obtain required antitrust or other regulatory approvals, or for other reasons. Moreover, we may not be able to identify acquisition candidates at reasonable prices and/or be able to successfully integrate acquisitions.
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
For example, we have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business; this program will present a number of execution challenges.
In addition to acquisitions, we have divested, and will continue to divest, certain businesses that do not meet our performance standards. As a result of a divestment, we may not recover the carrying value of our investment in the divested business; in addition, such divestment transactions require significant management time and attention.
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
To the extent OEMs and other manufacturers obtain design patents or trademarks and are successful in asserting claims of infringement of these patents or trademarks against us, we could be restricted or prohibited from selling certain aftermarket products, which could have an adverse effect on our business. In the event that our license agreements, or other similar license arrangements with OEMs or others, are terminated or we are unable to agree upon renewal terms, we may be subject to costs and uncertainties of litigation as well as restrictions on our ability to sell aftermarket parts that replicate parts covered by those design patents or trademarks. We have filed, and may file in the future, challenges to OEM patents, including patents owned by OEMs with which we have patent license agreements. We also may file challenges to OEM trademarks. To the extent OEMs are successful in defending their patents or trademarks, we could be restricted or prohibited from selling the corresponding aftermarket products, which could have an adverse effect on our business. Also, we will likely incur expenses investigating, pursuing and defending intellectual property claims.
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
Our business depends on vehicle accidents, mechanical failures and routine maintenance for both the demand for repairs using our products and the supply of recycled, remanufactured and refurbished parts. To the extent that a relatively higher percentage of damaged vehicles are declared total losses, there will be less demand for our products to repair such vehicles. In addition, our business is impacted by factors that influence the number and/or severity of accidents and mechanical failures including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, drivers distracted by electronic equipment, the use of alcohol or drugs by drivers, the usage rate and effectiveness of accident avoidance systems in new vehicles, the reliability of new OEM parts, and the condition of roadways. For example, an increase in the acceptance of ride-sharing could reduce the number of vehicles on the road. Additionally, an increase in fuel prices may cause the number of vehicles on the road, the number of miles driven, and the need for mechanical repairs and maintenance to decline, as motorists seek alternative transportation options. Mild weather conditions, particularly during winter months, tend to result in a decrease in vehicle accidents. Moreover, legislation banning the use of handheld cellular telephones or other electronic devices while driving could lead to a decline in accidents.
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
Our recycling operations generate scrap metal and other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been processed in our self service retail business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive "crush only" vehicles from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals. The prices of scrap and other metals have historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent that the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of our inventory value could be required. For example, in 2018 China imposed a ban on the importation of various types of solid waste allegedly in an effort to reduce environmental pollution. This ban includes certain metals that we sell and continues to have the effect of reducing the prices of such products.
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
Existing or new laws and regulations, or changes to enforcement or interpretation of existing laws or regulations, may prohibit, restrict or burden the sale of aftermarket, recycled, refurbished or remanufactured products.
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
Our North American business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. Our European business also acquires product from Asian sources. We incur substantial freight costs to import parts from our suppliers, many of which are located in Asia. If the cost of freight rose, we might not be able to pass the cost increases on to our customers. Furthermore, although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced manufacturing and providing the relevant products. In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory. We also face the risk that our suppliers could attempt to circumvent us and sell their product directly to our customers; consolidation of our suppliers could enhance their ability to distribute products through additional sales channels and thus decrease their reliance on wholesale distributors like us.
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
In addition, there is a limited supply of salvage vehicles in the U.S., and thus the costs to us of these vehicles could increase over time. In some states, when a vehicle is deemed a total loss, a salvage title is issued. Whether states issue salvage titles is important to the supply of inventory for the vehicle recycling industry because an increase in vehicles that qualify as salvage vehicles provides greater availability and typically lowers the price of such vehicles. Currently, these titling issues are a matter of state law. In 1992, the U.S. Congress commissioned an advisory committee to study problems relating to vehicle titling, registration, and salvage. Since then, legislation has been introduced seeking to establish national uniform requirements in this area, including a uniform definition of a salvage vehicle. The vehicle recycling industry will generally favor a uniform definition, since it will avoid inconsistencies across state lines, and will generally favor a definition that expands the number of damaged vehicles that qualify as salvage. However, certain interest groups, including repair shops and some insurance associations, may oppose this type of legislation. National legislation has not yet been enacted in this area, and there can be no assurance that such legislation will be enacted in the future.
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
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, our goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, deterioration of expected future cash flows or performance, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2019, our total goodwill subject to future impairment testing was $4.4 billion. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Policies and Estimates section of Item 7 in this Annual Report on Form 10-K.
Except for indefinite-lived intangibles, we amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review indefinite-lived intangible assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. We review finite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2019, the value of our other intangible assets, net of accumulated amortization, was $850 million.
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
We also are subject to laws and regulations that govern such matters as minimum wage, overtime and other working conditions. Some of these laws are technical in nature and could be subject to interpretation by government agencies and courts different than our interpretations. Efforts to comply with existing laws, changes to such laws and newly-enacted laws may increase our labor costs and limit our flexibility. If we were found not to be in compliance with such laws, we could be subject to fines, penalties and liabilities to our employees or government agencies. In addition, efforts to better protect local markets from foreign workers and decisions of countries to withdraw from treaties and joint economic areas may lead to increased restrictions on the free movement of people and labor and may limit our ability to place key personnel where they could best serve our needs.
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
In the event that we decide to switch providers or to implement upgrades or replacements to our own systems, we may be unsuccessful in the development of our own systems or we may underestimate the costs and expenses of switching providers or developing and implementing our own systems. Also, our revenue may be hampered during the period of implementing an alternative system, which period could extend longer than we anticipated. We are in the midst of a systems conversion project for our European businesses, which will be subject to all of these risks.
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
Many non-U.S. jurisdictions are implementing tax legislation based upon recommendations made by the Organization for Economic Co-operation and Development in connection with its Base Erosion and Profit Shifting study, as well as certain anti-tax-avoidance initiatives advanced by the European Commission. The outcome of these legislative developments could have a material adverse effect on our effective tax rate and cash flows.
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
The current U.S. administration has imposed tariffs on certain materials imported into the U.S. from China and announced additional tariffs on other goods from China and other countries. Moreover, counter-measures have been taken by other countries in retaliation for the U.S.-imposed tariffs. The tariffs cover products and materials that we import, and the counter-measures may affect products we export. The effects currently are not material; however, depending on the breadth of products and materials ultimately affected by, and the duration of, the tariffs and countermeasures, our financial results may be materially harmed. In addition, countries may impose other restrictions on the importation of products. For example, in 2018 China imposed a ban on the importation of various types of solid waste allegedly in an effort to reduce environmental pollution. This ban includes certain scrap metals that we sell and continues to have the effect of reducing the prices of such products.
Activist investors could cause us to incur substantial costs, divert management’s attention, and have an adverse effect on our business.
We have in the past received, and we may in the future be subject to, proposals by activist investors urging us to take certain corporate actions. Activist investor activities could cause our business to be adversely affected because responding to proxy contests and other demands by activist investors can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, we have retained, and may in the future be required to retain, the services of various professionals to advise us on activist investor matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. Campaigns by activist investors to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short term investor value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire company. Perceived uncertainties as to our future direction, strategy or leadership that arise as a consequence of activist investor initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, employees and business partners, and cause our stock price to experience periods of volatility or stagnation.
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
In October 2018, our Board of Directors approved a stock repurchase program totaling $500 million. In October 2019, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $500 million of our common stock, bringing the authorized total to $1.0 billion. We are not obligated to repurchase a specified number or dollar value of shares, and our repurchase program may be suspended or terminated at any time.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
As of December 31, 2019, we had approximately $1.6 billion aggregate principal amount of secured debt outstanding and approximately $1.8 billion of availability under our credit agreement ($1.9 billion of availability reduced by $69 million of amounts outstanding under letters of credit). In addition, we had approximately $2.3 billion aggregate principal amount of unsecured debt outstanding comprising $600 million aggregate principal amount of 4.75% senior notes due May 15, 2023 (the "U.S. Notes (2023)"), €500 million ($561 million) aggregate principal amount of 3.875% senior notes due April 1, 2024 (the "Euro Notes (2024)"), and €1.0 billion ($1.1 billion) aggregate principal amount consisting of €750 million of 3.625% senior notes due 2026 (the "Euro Notes (2026)") and €250 million of 4.125% senior notes due 2028 (the "Euro Notes (2028)," together with the 2026 notes, the "Euro Notes (2026/28)," and together with the U.S. Notes (2023), Euro Notes (2024), and Euro Notes (2026), the "senior notes"). Borrowings under the credit agreement mature in January 2024. On January 10, 2020, we redeemed the U.S. Notes (2023) at a redemption price equal to 101.583% of the principal amount of the U.S. Notes (2023) plus accrued and unpaid interest.
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
Our credit agreement will permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness. As of December 31, 2019, we would have been able to incur an additional $1.8 billion of indebtedness under our credit agreement ($1.9 billion of availability reduced by $69 million of amounts outstanding under letters of credit). If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the need to service such debt would increase.
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
We are a holding company and repayment of our senior notes will be dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are borrowers or guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on the indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the senior notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and, under certain circumstances, distributions from our subsidiaries may be subject to taxes that reduce the amount of such distributions available to us. While the indentures governing the senior notes limit the ability of our subsidiaries to restrict the payment of dividends or to restrict other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the senior notes.
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
Our obligations under our senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our and each co-borrower’s obligations under our credit agreement and each guarantor’s obligations under their respective guarantees of the credit agreement are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of most of our wholly-owned United States subsidiaries and the stock of certain of our non-United States subsidiaries. If we are declared bankrupt or insolvent, or if we default under our credit agreement, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of our senior notes, even if an event of default exists under the applicable indenture governing the senior notes. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under our senior notes, then that guarantor will be released from its guarantee of the senior notes automatically and immediately upon such sale. In any such event, because the senior notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims by holders of the senior notes could be satisfied or, if any assets remained, they might be insufficient to satisfy claims fully. As of December 31, 2019, we had approximately $1.6 billion aggregate principal amount of secured debt outstanding and approximately $1.8 billion of availability under our credit agreement ($1.9 billion of availability reduced by $69 million of amounts outstanding under letters of credit).
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
To the extent a court avoids the senior notes or any of the guarantees as fraudulent transfers or holds the senior notes or any of the guarantees unenforceable for any other reason, the holders of the senior notes would cease to have any direct claim against us or the applicable guarantor. If a court were to take this action, our or the applicable guarantor’s assets would be applied first to satisfy our or the applicable guarantor’s other liabilities, if any, and might not be applied to the payment of the senior notes. Sufficient funds to repay the senior notes may not be available from other sources, including the remaining guarantors, if any. In addition, the Euro Notes (2024) and the related guarantees may be subject to avoidance under the laws of foreign jurisdictions, including Italy and Czech Republic, to the extent that we, the issuer of the Euro Notes (2024), or any of the guarantors (as applicable) were to be the subject of an insolvency or related proceeding in such jurisdiction(s).
Not all of our subsidiaries have guaranteed our credit agreement or our senior notes, and the assets of our non-guarantor subsidiaries may not be available to make payments on such obligations.
Not all of our subsidiaries have guaranteed the credit agreement, our U.S. Notes (2023), Euro Notes (2024), Euro Notes (2026), and Euro Notes (2028). In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to the lenders under the credit agreement or the holders of the senior notes. Consequently, claims in respect of the credit agreement and the senior notes are structurally subordinated to all of the liabilities of our subsidiaries that are not guarantors of such instruments, including trade payables, and any claims of third party holders of preferred equity interests, if any, in our non-guarantor subsidiaries. For the year ended December 31, 2019, our subsidiaries that are not borrowers under or do not guarantee the credit agreement and our subsidiaries that do not guarantee the U.S. Notes (2023) represented approximately 51% and 30% of our total revenue and operating income, respectively. In addition, these non-guarantor subsidiaries represented approximately 54% and 55% of our total assets and total liabilities, respectively, as of December 31, 2019 (excluding, in each case, intercompany amounts). As of the same date, our subsidiaries that do not guarantee the credit agreement or the U.S. Notes (2023) had approximately $2.5 billion of outstanding indebtedness (which includes $662 million of borrowings under our revolving credit facilities by foreign subsidiaries that are borrowers under the revolving credit facilities but that do not guarantee the U.S. Notes (2023)). The group of subsidiaries that does not guarantee the Euro Notes (2024) is similar to the group that does not guarantee the U.S. Notes (2023), Euro Notes (2026) and Euro Notes (2028), except that, in addition to the issuer of the Euro Notes (2024), there are four subsidiaries in the group that do not guarantee the U.S. Notes (2023), Euro Notes (2026) and Euro Notes (2028) that guarantee the Euro Notes (2024).
We may not be able to repurchase the senior notes upon a change of control or pursuant to an asset sale offer.
Upon a change of control, as defined in the indentures governing the senior notes, the holders of the senior notes will have the right to require us to offer to purchase all of the senior notes then outstanding at a price equal to 101% of their principal amount plus accrued and unpaid interest. Such a change of control would also be an event of default under our credit agreement. In order to obtain sufficient funds to pay amounts due under the credit agreement and the purchase price of the outstanding senior notes, we expect that we would have to refinance our indebtedness. We cannot assure you that we would be able to refinance our indebtedness on reasonable terms, if at all. Our failure to offer to purchase all outstanding senior notes or to purchase all validly tendered senior notes would be an event of default under the indenture. Such an event of default may cause the acceleration of our other debt. Our other debt also may contain restrictions or repayment requirements with respect to specified events or transactions that constitute a change of control under the indenture.
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
Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "LKQ." At December 31, 2019, there were 16 record holders of our common stock.
We have not paid any cash dividends on our common stock. We intend to continue to retain our earnings to finance our growth, repurchase stock through our stock repurchase program, and for general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our senior secured credit agreement and our senior notes indentures contain, and future financing agreements may contain, limitations on payment of cash dividends or other distributions of assets. Delaware law also imposes restrictions on dividend payments. Based on limitations in effect under our senior secured credit agreement and senior notes indentures, the maximum amount of dividends we could pay as of December 31, 2019 was approximately $1.9 billion. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
Stock Performance Graph and Cumulative Total Return
The following graph compares the percentage change in the cumulative total returns on our common stock, the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the following group of peer companies (the "Peer Group"): Copart, Inc.; O'Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co., for the period beginning on December 31, 2014 and ending on December 31, 2019 (which was the last day of our 2019 fiscal year). The stock price performance in the graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the S&P 500 Index and the Peer Group was $100 on December 31, 2014 and that all dividends, where applicable, were reinvested.
Comparison of Cumulative Return
Among LKQ Corporation, the S&P 500 Index and the Peer Group

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
LKQ Corporation	$100	$105	$109	$145	$84	$127
S&P 500 Index	$100	$101	$114	$138	$132	$174
Peer Group	$100	$113	$128	$123	$158	$208
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
Issuer Purchases of Equity Securities
On October 25, 2018, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to $500 million of our common stock from time to time through October 25, 2021. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases.
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
During the year ended December 31, 2019, we repurchased 10.9 million shares of common stock for an aggregate price of $292 million. There were no stock repurchases during the three months ended December 31, 2019. As of December 31, 2019, there was a total of $648 million of remaining capacity under our repurchase program.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our common stock that may be issued under our equity compensation plans as of December 31, 2019 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
	(1)	(2)	(3)	(4)	(5)
Statements of Income Data:
Revenue	$12,506,109	$11,876,674	$9,736,909	$8,584,031	$7,192,633
Cost of goods sold	7,654,315	7,301,817	5,937,286	5,232,328	4,359,104
Gross margin	4,851,794	4,574,857	3,799,623	3,351,703	2,833,529
Operating income (6) (7)	896,643	882,241	844,998	763,398	704,627
Other expense (income):
Interest expense	138,504	146,377	101,640	88,263	57,860
(Gain) loss on debt extinguishment	(128)	1,350	456	26,650	—
Interest income and other income, net	(32,755)	(8,917)	(23,725)	(28,796)	(2,263)
Income from continuing operations before provision for income taxes	791,022	743,431	766,627	677,281	649,030
Provision for income taxes	215,330	191,395	235,560	220,566	219,703
Equity in (losses) earnings of unconsolidated subsidiaries (8)	(32,277)	(64,471)	5,907	(592)	(6,104)
Income from continuing operations	543,415	487,565	536,974	456,123	423,223
Net income (loss) from discontinued operations	1,619	(4,397)	(6,746)	7,852	—
Net income	545,034	483,168	530,228	463,975	423,223
Less: net income (loss) attributable to continuing noncontrolling interest	2,800	3,050	(3,516)	—	—
Less: net income attributable to discontinued noncontrolling interest	974	—	—	—	—
Net income attributable to LKQ stockholders	$541,260	$480,118	$533,744	$463,975	$423,223
Basic earnings per share: (9)
Income from continuing operations	$1.75	$1.55	$1.74	$1.49	$1.39
Net income (loss) from discontinued operations	0.01	(0.01)	(0.02)	0.03	—
Net income	1.76	1.54	1.72	1.51	1.39
Less: net income (loss) attributable to continuing noncontrolling interest	0.01	0.01	(0.01)	—	—
Less: net income attributable to discontinued noncontrolling interest	0.00	—	—	—	—
Net income attributable to LKQ stockholders	$1.75	$1.53	$1.73	$1.51	$1.39
Diluted earnings per share: (9)
Income from continuing operations	$1.75	$1.54	$1.73	$1.47	$1.38
Net income (loss) from discontinued operations	0.01	(0.01)	(0.02)	0.03	—
Net income	1.75	1.53	1.71	1.50	1.38
Less: net income (loss) attributable to continuing noncontrolling interest	0.01	0.01	(0.01)	—	—
Less: net income attributable to discontinued noncontrolling interest	0.00	—	—	—	—
Net income attributable to LKQ stockholders	$1.74	$1.52	$1.72	$1.50	$1.38
Weighted average shares outstanding-basic	310,155	314,428	308,607	306,897	304,722
Weighted average shares outstanding-diluted	310,969	315,849	310,649	309,784	307,496

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
	(1)	(2)	(3)	(4)	(5)
Other Financial Data:
Net cash provided by operating activities	$1,064,033	$710,739	$518,900	$635,014	$544,282
Net cash used in investing activities	(264,853)	(1,458,939)	(384,595)	(1,709,928)	(329,993)
Net cash (used in) provided by financing activities	(600,669)	882,995	(112,567)	1,225,737	(238,537)
Capital expenditures	(265,730)	(250,027)	(179,090)	(207,074)	(170,490)
Cash paid for acquisitions, net of cash and restricted cash acquired	(27,296)	(1,214,995)	(513,088)	(1,349,339)	(160,517)
Depreciation and amortization	314,406	294,077	230,203	206,086	128,192
Balance Sheet Data:
Total assets (10)	$12,779,956	$11,393,402	$9,366,872	$8,303,199	$5,647,837
Working capital (11)	2,491,505	2,830,601	2,499,410	2,045,273	1,588,742
Long-term obligations, including current portion	4,041,756	4,310,500	3,403,980	3,341,771	1,584,702
Total Company stockholders' equity	5,008,876	4,782,298	4,198,169	3,442,949	3,114,682
(1) Includes the results of operations of seven businesses from their respective acquisition dates in 2019.

(2)	Includes the results of operations of Stahlgruber, from its acquisition effective May 30, 2018, and 13 other businesses from their respective acquisition dates in 2018.

(3)	Includes the results of operations of 26 businesses from their respective acquisition dates in 2017.

(4)
Includes the results of operations of: (i) Rhiag, from its acquisition effective March 18, 2016; (ii) the aftermarket automotive glass distribution business of Pittsburgh Glass Works LLC ("PGW autoglass"), from its acquisition effective April 21, 2016; and (iii) 13 other businesses from their respective acquisition dates in 2016.

(5)	Includes the results of operations of 18 businesses from their respective acquisition dates in 2015.

(6)
Reflects $47 million of impairment charges on net assets held for sale for the year ended December 31, 2019. See "Net Assets Held for Sale" in Note 4, "Summary of Significant Accounting Policies," for further information.

(7)
Reflects a $33 million goodwill impairment charge on the Aviation reporting unit for the year ended December 31, 2018. See "Intangible Assets" in Note 4, "Summary of Significant Accounting Policies," for further information.

(8)
Reflects impairment charges in 2019 and 2018 of $40 million and $71 million, respectively, related to the Mekonomen equity investment. See "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," for further information.

(9)	The sum of the individual earnings per share amounts may not equal the total due to rounding.

(10)
Refer to "Recent Accounting Pronouncements–Adoption of New Lease Standard" in Note 4, "Summary of Significant Accounting Policies," for the increase in total assets compared to December 31, 2018 as a result of the adoption of the new lease standard.

(11)	Working capital amounts represent current assets less current liabilities, excluding assets and liabilities of discontinued operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
During 2019, we completed seven acquisitions for a total consideration of $63 million, including three wholesale businesses and one self service business in North America, and three wholesale businesses in Europe.
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
On July 3, 2017, we acquired four parts distribution businesses in Belgium. These companies were acquired with the objective of transforming the existing three-step distribution model in Belgium to a two-step distribution model to align with our Netherlands operations.
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
In addition to the significant acquisitions mentioned above, during the years ended December 31, 2019, 2018, and 2017, we acquired various smaller businesses across our North America, Europe, and Specialty segments.
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
See Note 2, "Business Combinations" and "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions and investments.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, diagnostic and repair services, and processing fees related to the secure disposal of vehicles. During the year ended December 31, 2019, parts and services revenue represented approximately 95% of our consolidated revenue. Revenue from other sources includes scrap sales, bulk sales to mechanical manufacturers (including cores), and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 5, "Revenue Recognition" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our sources of revenue.
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
Revenue Recognition
For information regarding our critical accounting policies related to revenue, refer to Note 5, "Revenue Recognition," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Inventory Accounting
For all inventory, carrying value is recorded at the lower of cost or net realizable value. Net realizable value can be influenced by current anticipated demand. If actual demand differs from our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

For all of our aftermarket products, excluding our aftermarket automotive glass products, cost is established based on the average price we pay for parts; for our aftermarket automotive glass products inventory, cost is established using the first-in first-out method. Inventory cost for all of our aftermarket products includes expenses incurred for freight in and overhead costs; for items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished inventory cost is based upon the average price we pay for cores. The cost of our refurbished inventory also includes expenses incurred for freight in, labor and other overhead costs. Our salvage inventory cost is established based upon the price we pay for a vehicle, including auction, towing and storage fees, as well as expenditures for buying and dismantling vehicles. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices, the assessment of which incorporates the sales probability based on a part's days in stock and historical demand. The average cost to sales percentage is derived from each facility's historical profitability for salvage vehicles. Remanufactured inventory cost is based upon the price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead related to our remanufacturing operations. The cost of manufactured product inventory is established using the first-in first-out method.
Lease Accounting
On January 1, 2019, we adopted Accounting Standards Update 2016-02, "Leases" ("ASU 2016-02"), which represents the FASB Accounting Standards Codification Topic 842 ("ASC 842"). We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application with no restatement of comparative periods. The most significant impact was the recognition of lease assets and liabilities for operating leases. Refer to “Recent Accounting Pronouncements–Adoption of New Lease Standard” in Note 4, "Summary of Significant Accounting Policies” and Note 13, "Leases” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the adoption of the new lease standard and our critical accounting policies related to leases.
Business Combinations
We record our acquisitions using the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. We utilize management estimates and, in some instances, independent third party valuation firms to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. There are inherent assumptions and estimates used in developing the future cash flows and fair values of tangible and intangible assets, such as projecting revenues and profits, discount rates, income tax rates, royalty rates, customer attrition rates and other various valuation assumptions. We use various valuation methods to value property, plant and equipment. When valuing real property, we typically use the sales comparison approach for land and the income approach for buildings and building improvements. When valuing personal property, we typically use either the income or cost approach. We used the relief-from-royalty method to value trade names, trademarks, software and other technology assets, and we used the multi-period excess earnings method to value customer relationships. The relief-from-royalty method assumes that the intangible asset has value to the extent that its owner is relieved of the obligation to pay royalties for the benefits received from the intangible asset. The multi-period excess earnings method is based on the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges.
Goodwill and Indefinite-Lived Intangibles Impairment
We are required to test our goodwill and indefinite-lived intangible assets for impairment at least annually. When testing goodwill for impairment, we are required to evaluate events and circumstances that may affect the performance of the reporting unit and the extent to which the events and circumstances may impact the future cash flows of the reporting unit to determine whether the fair value of the assets exceeds the carrying value. Developing the estimated future cash flows and fair value of the reporting unit requires management's judgment in projecting revenues and profits, allocation of shared corporate costs, tax rates, capital expenditures, working capital requirements, discount rates and market multiples. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates can change in future periods. If these assumptions or estimates change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.
We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. During 2019, we did not identify any events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. Therefore, we did not perform any impairment tests other than our annual test in the fourth quarter as of October 31, 2019.
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
We have four operating segments: Wholesale – North America, Europe, Specialty and Self Service. Each of these operating segments consists of multiple components that have discrete financial information available that is reviewed by segment management on a regular basis. We have evaluated these components and concluded that the components that compose the Wholesale – North America, Europe, Specialty, and Self Service operating segments are economically similar and thus were aggregated into four separate reporting units for our 2019 annual goodwill impairment test.
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
We determined no impairments existed when we performed our annual goodwill impairment testing in 2019 on all four reporting units as each of those reporting units had a fair value estimate that exceeded the carrying value by at least 25%. As of December 31, 2019, we had a total of $4.4 billion in goodwill subject to future impairment tests.
Based on our annual goodwill impairment test in the fourth quarter of 2018, we determined the carrying value of our Aviation reporting unit exceeded the fair value estimate by more than the carrying value, thus we recorded an impairment charge of $33 million, which represented the total carrying value of goodwill in our Aviation reporting unit. The impairment charge was due to a decrease in the fair value estimate from the prior year fair value estimate, primarily driven by a significant deterioration in the outlook for the Aviation reporting unit due to competition, customer financial issues and changing market conditions for the airplane platforms that the business services, which lowered our projected gross margin and related future cash flows. We reported the impairment charge in Impairment of net assets held for sale and goodwill on the Consolidated Statements of Income for the year ended December 31, 2018. We sold the Aviation business in the third quarter of 2019.
We review indefinite-lived intangible assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. We performed a quantitative impairment test in the fourth quarter as of October 31, 2019, using the relief-from-royalty method to value the Warn trademark, which is our only indefinite-lived intangible; we determined no impairment existed as the trademark had a fair value estimate which exceeded the carrying value.
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
1 LKQ Europe Program
We have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year program, we have recognized to date and expect to continue to recognize the following:

•
Restructuring expenses — Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe program from which the business will derive no ongoing benefit. See Note 6, “Restructuring and Acquisition Related Expenses” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details.

•
Transformation expenses — Period costs incurred to execute the 1 LKQ Europe program that are expected to contribute to ongoing benefits to the business (e.g. non-capitalizable implementation costs related to a common ERP system). These expenses are recorded in Selling, general and administrative expenses.

•	Transformation capital expenditures — Capitalizable costs for long-lived assets, such as software and facilities, that directly relate to the execution of the 1 LKQ Europe program.
Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses and Purchases of property, plant and equipment in our consolidated financial statements in Part II, Item 8 of this

Annual Report on Form 10-K. We expect that future costs of the program, reflecting all three categories noted above, will range between $100 million and $125 million for the period from 2020 through 2021 with an additional $80 million to $100 million between 2022 and the projected completion date of the project in 2024.
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	61.2%	61.5%	61.0%
Gross margin	38.8%	38.5%	39.0%
Selling, general and administrative expenses	28.6%	28.2%	27.9%
Restructuring and acquisition related expenses	0.3%	0.3%	0.2%
Impairment of net assets held for sale and goodwill	0.4%	0.3%	—%
Depreciation and amortization	2.3%	2.3%	2.3%
Operating income	7.2%	7.4%	8.7%
Other expense, net	0.8%	1.2%	0.8%
Income from continuing operations before provision for income taxes	6.3%	6.3%	7.9%
Provision for income taxes	1.7%	1.6%	2.4%
Equity in (losses) earnings of unconsolidated subsidiaries	(0.3)%	(0.5)%	0.1%
Income from continuing operations	4.3%	4.1%	5.5%
Net income (loss) from discontinued operations	0.0%	(0.0)%	(0.1)%
Net income	4.4%	4.1%	5.4%
Less: net income (loss) attributable to continuing noncontrolling interest	0.0%	0.0%	(0.0)%
Less: net income attributable to discontinued noncontrolling interest	0.0%	—%	—%
Net income attributable to LKQ stockholders	4.3%	4.0%	5.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
	2019	2018	Organic	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$11,877,846	$11,233,407	0.3%	7.6%	(2.2)%	5.7%
Other revenue	628,263	643,267	(3.3)%	1.2%	(0.2)%	(2.3)%
Total revenue	$12,506,109	$11,876,674	0.1%	7.3%	(2.1)%	5.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The growth in parts and services revenue of 5.7% represented increases in segment revenue of 11.8% in Europe (driven by the Stahlgruber acquisition in May 2018) and 0.9% in North America and a decrease of 0.9% in Specialty. The decrease in other revenue of 2.3% was primarily driven by a $21 million organic decrease, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the year ended December 31, 2019 compared to the year ended December 31, 2018.
Cost of Goods Sold. Cost of goods sold decreased to 61.2% of revenue in the year ended December 31, 2019 from 61.5% of revenue in the year ended December 31, 2018. Our North America segment generated a 0.6% improvement in gross margin, which was partially offset by (i) a 0.2% increase in cost of goods sold attributable to mix and (ii) an increase of 0.2% primarily due to inventory write-downs in our Europe segment. The mix impact is a result of our Stahlgruber acquisition, as the lower margin Europe segment makes up a larger percentage of the consolidated results and has a dilutive effect on the gross margin percentage. We recorded a $21 million reduction of inventory primarily due to our Europe segment related to U.K. branch consolidation and brand rationalization initiated as part of our restructuring program. See Note 6, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring plans. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 28.6% in the year ended December 31, 2019 from 28.2% in the year ended December 31, 2018, primarily as a result of 0.3% and 0.2% increases from our North America and Europe segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2019		2018		Change
Restructuring expenses	$34,832	(1)	$14,313	(2)	$20,519
Acquisition related expenses	2,147	(3)	18,115	(4)	(15,968)
Total restructuring and acquisition related expenses	$36,979		$32,428		$4,551

(1)
Restructuring expenses for the year ended December 31, 2019 primarily consisted of (i) $20 million related to our 2019 global restructuring program, and (ii) $14 million related to integration costs from acquisitions.

(2)
Restructuring expenses for the year ended December 31, 2018 primarily consisted of $10 million related to the integration of our acquisition of Andrew Page and $3 million related to our Specialty segment. These integration activities included the closure of duplicate facilities and termination of employees.

(3)	Acquisition related expenses for the year ended December 31, 2019 included costs related to completed and pending acquisitions.

(4)
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
Impairment of Net Assets Held for Sale and Goodwill. We recorded a $47 million impairment charge on net assets held for sale for the year ended December 31, 2019. The impairment charge was primarily attributable to our North America segment. We recorded a $33 million goodwill impairment charge on the Aviation reporting unit in our North America segment in the fourth quarter of 2018. See "Net Assets Held for Sale" and "Intangible Assets" in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the impairment charges.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	Change
Depreciation	$150,649	$137,632	$13,017	(1)
Amortization	140,121	136,581	3,540	(2)
Total depreciation and amortization	$290,770	$274,213	$16,557

(1)
Depreciation expense included an incremental $6 million in our Europe segment, principally due to (i) a $7 million increase in depreciation expense from our acquisition of Stahlgruber, and (ii) several individually immaterial factors that increased depreciation expense by $2 million in the aggregate, partially offset by (iii) a decrease of $3 million related to the impact of foreign currency translation, primarily due to decreases in the euro and pound sterling exchange rates during the year ended December 31, 2019 compared to the prior year period. Depreciation expense also included an incremental $6 million in our North America segment, primarily due to capital expenditures related to new warehouse openings and upgrades to our existing information technology infrastructure.

(2)
The increase in amortization expense primarily reflected (i) an incremental $16 million from our acquisition of Stahlgruber, partially offset by (ii) a decrease of $6 million related to the impact of foreign currency translation, principally due to a decrease in the euro exchange rate during the year ended December 31, 2019 compared to the prior year period, and (iii) a decrease of $6 million related to our 2016 acquisition of Rhiag, which had lower amortization expense during the year ended December 31, 2019 compared to the prior year period as a result of accelerated amortization on a customer relationship intangible asset.

Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the year ended December 31, 2018	$138,810
Decrease due to:
Interest expense	(7,873)	(1)
(Gain) loss on debt extinguishment	(1,478)
Interest income and other income, net	(23,838)	(2)
Net decrease	(33,189)
Other expense, net for the year ended December 31, 2019	$105,621

(1)
The decrease in interest expense is primarily related to (i) a $9 million decrease from lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period, and (ii) a $4 million decrease from foreign currency translation, primarily related to a decrease in the euro exchange rate during the year ended December 31, 2019 compared to the prior year period, partially offset by (iii) a $5 million increase resulting from higher outstanding debt during the year ended December 31, 2019 compared to the prior year period (including the borrowings in 2018 under our Euro Notes (2026/28) for the Stahlgruber acquisition).

(2)
The increase in interest income and other income, net primarily consisted of (i) a $12 million non-recurring gain related to resolution of an acquisition related matter in the fourth quarter of 2019, (ii) a $5 million fair value loss recorded during 2018 related to a preferential rights issue to subscribe for new shares at a discounted share price for our equity method investment in Mekonomen; see Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information, (iii) $3 million of proceeds received in the first quarter of 2019 related to an insurance settlement in our North America segment, (iv) a $2 million non-recurring impairment loss recorded during the second quarter of 2018 related to our Andrew Page operation, and (v) several individually immaterial factors that increased interest and other income by $2 million in the aggregate.

Provision for Income Taxes. Our effective income tax rate for the year ended December 31, 2019 was 27.2%, compared to 25.7% for the prior year. The increase was primarily attributable to the impact of a favorable discrete item of $10 million for the year ended December 31, 2018, reflecting an adjustment to the Tax Act transition tax. We did not have a similar benefit in 2019, thus creating an increase of 1.4% on the annual tax rate. The increase was also partially attributable to the impact of a favorable discrete item of approximately $5 million for the year ended December 31, 2018, for excess tax benefits from stock-based payments; there were $3 million of excess tax benefits from stock-based payments for the year ended December 31, 2019 for an unfavorable year over year impact of 0.3%. See Note 15, "Income Taxes" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Equity in (Losses) Earnings of Unconsolidated Subsidiaries. Equity in (losses) earnings of unconsolidated subsidiaries for the year ended December 31, 2019 primarily related to our investment in Mekonomen. During the years ended December 31, 2019 and 2018, we recognized other-than-temporary impairment charges of $40 million and $71 million, respectively, related to our investment in Mekonomen. See "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the impairment charges. Excluding the impairment charges, we recorded equity in earnings of $9 million and $7 million related to our investment in Mekonomen for the years ended December 31, 2019 and 2018, respectively.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the year ended December 31, 2018, the Czech koruna, euro, pound sterling and Canadian dollar rates used to translate the 2019 statements of income decreased by 5%, 5%, 4% and 2%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar combined with the negative impact of realized and unrealized currency gains and losses for the year ended December 31, 2019 resulted in a $0.03 negative effect on diluted earnings per share relative to the prior year period.
Net Income (Loss) from Discontinued Operations. We recorded net income of $2 million and a net loss of $4 million from discontinued operations during the years ended December 31, 2019 and 2018, respectively. See Note 3, "Discontinued Operations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Net (Loss) Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net (loss) income attributable to continuing noncontrolling interest for the year ended December 31, 2019 was comparable to the prior year period, due to (i) a $2 million decrease in our North America segment, as we allocated a loss of $1 million to the noncontrolling interest of an immaterial subsidiary during the year ended December 31, 2019, which was offset by (ii) a $2 million increase related to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition. Net income attributable to discontinued noncontrolling interest was $1 million for the year ended December 31, 2019 and related to the Stahlgruber Czech Republic wholesale business. See Note 3, "Discontinued Operations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on this business.
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
Impairment of Net Assets Held for Sale and Goodwill. We recorded a $33 million goodwill impairment charge on the Aviation reporting unit in the fourth quarter of 2018. See "Intangible Assets" in Note 4, "Summary of Significant Accounting Policies," for further information.
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

(2)
The increase in amortization expense primarily reflected (i) an increase of $37 million from our acquisition of Stahlgruber, and (ii) an increase of $4 million from our acquisition of Warn, partially offset by (iii) a $7 million decrease due to our 2016 acquisitions of Rhiag and PGW, which had higher amortization expense in 2017 compared to 2018 as a result of accelerated amortization on the customer relationship intangible assets.

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

(3)
The increase in interest income and other income, net primarily consisted of (i) a $6 million increase in foreign currency losses, (ii) a $5 million fair value loss recorded during 2018 related to a preferential rights issue to subscribe for new shares at a discounted share price for our equity method investment in Mekonomen; see Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information, and (iii) a non-recurring $4 million gain recorded in 2017 due to a decrease in the fair value of contingent consideration liabilities.

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

(1)
Excluding the impact of discrete items, prior to the enactment of the Tax Act our recurring annual effective tax rate was approximately 35%. Largely due to the reduction in the U.S. federal tax rate to 21%, we estimated the rate to be approximately 27%.

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

For further discussion of the Tax Act, see Note 15, "Income Taxes," included in Part II, Item 8 of this Annual Report on Form 10-K.
Equity in (Losses) Earnings of Unconsolidated Subsidiaries. Equity in (losses) earnings of unconsolidated subsidiaries for the years ended December 31, 2018 and 2017 primarily related to our investment in Mekonomen. During the year ended December 31, 2018, we recorded $71 million in other-than-temporary impairments related to our investment in Mekonomen. See Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the impairment charges. The impairment charges are excluded from our calculation of Segment EBITDA. See Note 16, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for our reconciliation of Net Income to Segment EBITDA. Excluding the impairment charges, we recorded equity in earnings of $7 million during each of the years ended December 31, 2018 and 2017 related to our investment in Mekonomen.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the year ended December 31, 2017, the Czech koruna, euro, and pound sterling rates used to translate the 2018 statements of income increased by 7%, 5%, and 4%, respectively. The translation effect of the change in foreign currencies against the U.S. dollar and realized and unrealized currency losses for the year ended December 31, 2018 resulted in a $0.02 positive effect on diluted earnings per share from continuing operations relative to the prior year.

Net Income (Loss) from Discontinued Operations. We recorded net losses from discontinued operations of $4 million and $7 million during the years ended December 31, 2018 and 2017, respectively. Discontinued operations represents the automotive glass manufacturing business of PGW, which we sold on March 1, 2017. See Note 3, "Discontinued Operations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Net (Loss) Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net (loss) income attributable to continuing noncontrolling interest for the year ended December 31, 2018 increased $7 million from 2017 due to (i) a $5 million increase in our North America segment, as we allocated a loss of $4 million to the noncontrolling interest of an immaterial subsidiary during the year ended December 31, 2017, and (ii) a $2 million increase related to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition.
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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2019	% of Total Segment Revenue	2018	% of Total Segment Revenue	2017	% of Total Segment Revenue
Third Party Revenue
North America	$5,208,589		$5,181,964		$4,798,901
Europe	5,838,124		5,221,754		3,636,811
Specialty	1,459,396		1,472,956		1,301,197
Total third party revenue	$12,506,109		$11,876,674		$9,736,909
Total Revenue
North America	$5,209,294		$5,182,609		$4,799,651
Europe	5,838,124		5,221,754		3,636,811
Specialty	1,464,042		1,477,680		1,305,516
Eliminations	(5,351)		(5,369)		(5,069)
Total revenue	$12,506,109		$11,876,674		$9,736,909
Segment EBITDA
North America	$712,957	13.7%	$660,153	12.7%	$655,275	13.7%
Europe	454,220	7.8%	422,721	8.1%	319,156	8.8%
Specialty	161,184	11.0%	168,525	11.4%	142,159	10.9%

The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold), change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments or divestitures, equity in losses and earnings of unconsolidated subsidiaries, and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income, less net income (loss) attributable to continuing and discontinued noncontrolling interest, excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense. See Note 16, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total Segment EBITDA to net income.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2019	2018	Organic		Acquisition (3)	Foreign Exchange	Total Change
Parts & services revenue	$4,600,903	$4,558,220	0.9%	(1)	0.2%	(0.2)%	0.9%
Other revenue	607,686	623,744	(3.4)%	(2)	0.8%	(0.0)%	(2.6)%
Total third party revenue	$5,208,589	$5,181,964	0.4%		0.3%	(0.2)%	0.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue increased 0.9% for the year ended December 31, 2019 compared to the prior year period. This relatively low growth rate was impacted by (i) lower revenue in our glass and aviation businesses, which had unfavorable effects on organic growth of 0.4% and 0.2%, respectively, and (ii) collision and liability related auto claims being 1.4% lower for the year ended December 31, 2019 compared to the prior year period, which adversely impacted volume in our wholesale operations. Additionally, our North America segment generated a 5.7% organic growth rate for parts and services revenue in the year ended December 31, 2018, due in part to severe winter weather conditions. Facing a strong comparable period and with less favorable weather conditions in 2019, organic parts and services revenue growth was below our historical average.

(2)
The $21 million year over year organic decrease in other revenue primarily related to (i) a $67 million decrease in revenue from scrap steel and other metals primarily related to lower prices, partially offset by increased volumes, and (ii) a $12 million decrease in core revenue primarily related to decreased volumes, partially offset by (iii) a $62 million increase in revenue from precious metals (platinum, palladium and rhodium) primarily due to higher prices.

(3)
Acquisition related growth in 2019 reflected revenue from our acquisitions of seven wholesale businesses and one self service business from the beginning of 2018 through the one-year anniversary of the acquisitions, partially offset by the disposal of our aviation business in the third quarter of 2019.

Segment EBITDA. Segment EBITDA increased $53 million, or 8.0%, for the year ended December 31, 2019 compared to the prior year period. Sequential decreases in scrap steel prices in our salvage and self service operations had an unfavorable impact of $23 million on North America Segment EBITDA for the year ended December 31, 2019, compared to a $5 million favorable impact for the year ended December 31, 2018. This unfavorable impact resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle. The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2018	12.7%
Increase (decrease) due to:
Change in gross margin	1.3%	(1)
Change in segment operating expenses	(0.6)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.2%	(3)
Segment EBITDA for the year ended December 31, 2019	13.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin primarily reflected favorable impacts of 1.3% from our wholesale operations and 0.3% from the disposal of our aviation business in the third quarter of 2019, partially offset by several individually immaterial factors that had an unfavorable impact of 0.3% in the aggregate. The increase in wholesale gross margin was primarily attributable to ongoing margin improvement initiatives and, to a lesser extent, the favorable impact from higher prices of precious metals (platinum, palladium and rhodium) compared to the prior year period.

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

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2019	2018	Organic (1)	Acquisition (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$5,817,547	$5,202,231	0.1%	16.3%	(4.6)%	11.8%
Other revenue	20,577	19,523	(1.7)%	12.8%	(5.8)%	5.4%
Total third party revenue	$5,838,124	$5,221,754	0.1%	16.3%	(4.6)%	11.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue increased for the year ended December 31, 2019, mainly driven by our Eastern European and U.K. operations, which had low single-digit growth rates. Softer economic conditions across the continent continued to have a negative impact on revenue growth, most notably in Germany and Italy.

(2)	Acquisition related growth for the year ended December 31, 2019 was $850 million, or 16.3%, primarily from our acquisition of Stahlgruber.

(3)
Compared to the prior year, exchange rates decreased our revenue growth by $240 million, or 4.6%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna for the year ended December 31, 2019 compared to the prior year period.

Segment EBITDA. Segment EBITDA increased $31 million, or 7.5%, for the year ended December 31, 2019 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $21 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the year ended December 31, 2018. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA increased by $53 million, or 12.4%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the year ended December 31, 2019. The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2018	8.1%
Increase (decrease) due to:
Change in gross margin	0.2%	(1)
Change in segment operating expenses	(0.5)%	(2)
Segment EBITDA for the year ended December 31, 2019	7.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Gross margin increased primarily due to (i) a 0.4% favorable impact related to an increase in supplier rebates as a result of centralized procurement for our Europe segment and (ii) a 0.3% increase in our U.K. operations primarily as a result of decreased costs related to the national distribution facility, primarily due to expenses related to temporary service issues in 2018 that did not reoccur in 2019, as well as decreased inventory reserves, partially offset by (iii) a 0.3% unfavorable impact related to our Benelux and Italy operations, principally due to higher inventory write-offs and lower prices, and (iv) several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.

(2) The increase in segment operating expenses was primarily due to (i) a 0.4% increase in personnel expenses principally as a result of the negative leverage effect and wage inflation due to low unemployment partially offset by a decrease from other personnel-related costs, including salaries and wages and non-incentive benefits, primarily due to reduced headcount, and (ii) a 0.2% increase in transformation expenses related to the 1 LKQ Europe program.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Specialty	2019	2018	Organic (1)	Acquisition	Foreign Exchange	Total Change
Parts & services revenue	$1,459,396	$1,472,956	(0.7)%	—%	(0.3)%	(0.9)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,459,396	$1,472,956	(0.7)%	—%	(0.3)%	(0.9)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The organic decline in parts and services revenue was driven by lower year over year wholesale drop ship sales largely due to supplier policy changes restricting our ability to sell to certain online retailers; as well as decreased sales volumes in our Canada operations compared to the prior year period, primarily due to softening economic conditions. This organic decline was partially offset by modest growth in both our automotive and RV businesses in the U.S., largely due to expansion of our product line coverage, strong exclusive line performance, and continued roll-out of new product applications for new model year vehicles.

Segment EBITDA. Segment EBITDA decreased $7 million, or 4.4%, for the year ended December 31, 2019 compared to the prior year period. The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2018	11.4%
(Decrease) increase due to:
Change in gross margin	(1.2)%	(1)
Change in segment operating expenses	0.6%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the year ended December 31, 2019	11.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflects unfavorable impacts of (i) 0.4% of higher product costs, primarily due to non-recurring benefits from supplier discounts resulting from strategic purchasing efforts in the fourth quarter of 2017, which had a favorable impact on the year ended December 31, 2018 as they were recognized over a turn of inventory, (ii) 0.4% due to unfavorable product mix in 2019, and (iii) several individually immaterial factors that had an unfavorable impact of 0.4% in the aggregate.

(2)
The decrease in segment operating expenses reflects favorable impacts of (i) 0.5% in personnel costs primarily due to reduced headcount and (ii) 0.3% in freight expenses due to a decreased use of third party freight, partially offset by (iii) several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.

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

(1)
The increase in gross margin reflected favorable impacts of (i) 0.8% from our acquisition of Warn, which has a higher gross margin than our other Specialty operations, and (ii) 0.6% from our initiatives to improve gross margin. The favorable effects were partially offset by 0.2% of increased inventory write-downs as damaged and defective product was identified during our warehouse expansion projects on the West Coast and in the Southeastern U.S.

(2)
The increase in segment operating expenses reflected unfavorable impacts of (i) 0.3% in personnel costs primarily due to wage inflation, increased distribution expenses driven by a decreased use of third party freight and increased delivery routes to improve service levels, as well as higher employee benefit costs, (ii) 0.2% in vehicle and fuel expenses primarily due to increased fuel prices, and (iii) by several individually immaterial factors that had an unfavorable impact of 0.1% in the aggregate.

(3)	The increase in other expense, net is due to several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$523,020	$331,761
Total debt (1)	4,072,026	4,347,697
Current maturities (2)	326,648	122,117
Capacity under credit facilities (3)	3,260,000	3,260,000
Availability under credit facilities (3)	1,922,671	1,697,698
Total liquidity (cash and cash equivalents plus availability under credit facilities)	2,445,691	2,029,459

(1)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $30 million and $37 million as of December 31, 2019 and December 31, 2018, respectively).

(2)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of immaterial amounts as of both December 31, 2019 and December 31, 2018).

(3)
Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility. Availability under credit facilities is reduced by our outstanding letters of credit.

We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions, paying down outstanding debt or repurchasing LKQ stock. As we have pursued acquisitions as part of our growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities, senior notes and our receivables securitization facility.
As of December 31, 2019, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2024, composed of term loans totaling $350 million ($341 million outstanding at December 31, 2019) and $3.15 billion in revolving credit ($1.3 billion outstanding at December 31, 2019), bearing interest at variable rates (although a portion of the outstanding debt is hedged through interest rate swap contracts), with availability reduced by $69 million of amounts outstanding under letters of credit

•	U.S. Notes (2023) totaling $600 million, maturing in May 2023 and bearing interest at a 4.75% fixed rate (redeemed in full on January 10, 2020)

•	Euro Notes (2024) totaling $561 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Euro Notes (2026/28) totaling $1.1 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate

•
Receivables securitization facility with availability up to $110 million (no outstanding balance as of December 31, 2019), maturing in November 2021 and bearing interest at variable commercial paper rates

From time to time, we may undertake financing transactions to increase our available liquidity, such as (i) our November 2018 amendment to our senior secured credit facility and (ii) the issuance of the Euro Notes (2026/28) in April 2018 related to the Stahlgruber acquisition. Given the long-term nature of our investment in Stahlgruber, combined with favorable interest rates, we decided to fund the acquisition primarily through long-term, fixed rate notes. We believe this approach provides financial flexibility to execute our long-term growth strategy while maintaining availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity. In December 2019, we announced our intention to redeem our U.S. Notes (2023) to eliminate higher cost debt with lower interest rate borrowings on our credit facilities and cash on hand. We completed the redemption in January 2020.

As of December 31, 2019, we had approximately $1.9 billion available under our credit facilities. Combined with approximately $523 million of cash and cash equivalents at December 31, 2019, we had approximately $2.4 billion in available liquidity, an increase of $416 million over our available liquidity as of December 31, 2018.
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
Beginning in 2019, a number of our European suppliers began participating in supply chain financing programs in select countries under which they may sell their accounts receivable to the participating financial institutions, allowing us to extend payment terms. We expect more suppliers will begin participating in supply chain financing programs in 2020. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. These programs are at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. If the financial institutions did not continue to purchase receivables from our suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase.
Borrowings under the credit agreement accrue interest at variable rates which are tied to the LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate that is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, we hold currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 11, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at December 31, 2019 was 1.6%. Including our senior notes, our overall weighted average interest rate on borrowings was 3.0% at December 31, 2019.
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
Cash interest payments were $143 million for the year ended December 31, 2019, including $92 million in semi-annual interest payments on our U.S. Notes (2023), Euro Notes (2024) and Euro Notes (2026/2028). Interest payments on our Euro Notes (2024) and Euro Notes (2026/2028) are made in April and October.
We had outstanding credit agreement borrowings of $1.6 billion and $1.7 billion at December 31, 2019 and December 31, 2018, respectively. Of these amounts, $18 million and $9 million was classified as current maturities at December 31, 2019 and 2018, respectively.

The scheduled maturities of long-term obligations outstanding at December 31, 2019 are as follows (in thousands):

Years ending December 31:
2020 (1)	$326,648
2021 (1)	133,951
2022	25,912
2023	21,650
2024 (1)	2,427,714
Thereafter	1,136,151
Total debt (2)	$4,072,026

(1)
Of the $600 million U.S. Notes (2023) that were redeemed in January 2020, in the table above $185 million is included in 2020 (reflecting the amount repaid with cash on hand), $105 million is included in 2021 (reflecting the amount repaid using borrowings under the receivables securitization facility), and $310 million is included in 2024 (reflecting the amount repaid using borrowings under the revolving credit facility).

(2)	The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $30 million as of December 31, 2019).
Our credit agreement contains customary covenants that impose limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of December 31, 2019.
The following summarizes our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of December 31, 2019:

	Covenant Level	Ratio Achieved as of December 31, 2019
Maximum net leverage ratio	4.25:1.00	2.6
Minimum interest coverage ratio	3.00:1.00	10.4

The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
As of December 31, 2019, the Company had cash and cash equivalents of $523 million, of which $234 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Act and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the new 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax and the GILTI regime. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
North America	$1,372,600	$1,393,700	$(21,100)	(1)
Europe	3,966,000	3,635,400	330,600	(2)
Specialty	1,107,200	1,087,600	19,600	(3)
Total	$6,445,800	$6,116,700	$329,100

(1)	In North America, aftermarket purchases during the year ended December 31, 2019 decreased compared to the prior year period primarily as a result of an increased focus on inventory reduction.

(2)
In our Europe segment, the increase in purchases during the year ended December 31, 2019 was primarily driven by (i) a $588 million increase attributable to incremental inventory purchases as a result of our acquisition of Stahlgruber in the second quarter of 2018, partially offset by (ii) a $79 million decrease attributable to our U.K. operations primarily due to inventory reduction efforts. There was also a decrease of $168 million in inventory purchases attributable to the decrease in the value of the euro and pound sterling in the year ended December 31, 2019 compared to the prior year period.

(3)
Specialty inventory purchases increased $20 million during the year ended December 31, 2019 compared to the prior year period primarily as a result of targeted purchases to increase annual supplier rebate achievement and build stock to support our 2020 initiatives.

The following table sets forth a summary of our global wholesale salvage and self service procurement of vehicles for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	% Change
North America wholesale salvage cars and trucks	309	310	(0.3)%
Europe wholesale salvage cars and trucks	25	28	(10.7)%
Self service and "crush only" cars	591	562	5.2%	(1)
(1) Compared to the prior year, we have increased the number of self service and "crush only" vehicles purchased in 2019 to support growth in our operations.
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the year ended December 31, 2018	$711
Increase (decrease) due to:
Operating income	14	(1)
Non-cash depreciation and amortization expense	20	(2)
Impairment of net assets held for sale and goodwill	14	(3)
Cash paid for taxes	19
Cash paid for interest	(5)
Working capital accounts: (4)
Accounts receivable	26
Inventory	143
Accounts payable	81
Other operating activities	41	(5)
Net cash provided by operating activities for the year ended December 31, 2019	$1,064

(1)	Refer to the Results of Operations – Consolidated section for further information on the increase in operating income.

(2)	Non-cash depreciation and amortization expense increased compared to the prior year period as discussed in the Results of Operations – Consolidated section.

(3)
In the years ended December 31, 2019 and 2018, we recorded impairment charges on net assets held for sale and goodwill, noting that the 2019 charges exceeded the prior year by $14 million. See "Net Assets Held for Sale" and "Intangible Assets" in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the impairment charges.

(4)	Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
Inventory represented an incremental $143 million in cash inflows in 2019 as a result of deliberate inventory reduction efforts in the Europe and North America segments to reflect organic revenue conditions, as disclosed in the procurement section above.
Accounts payable produced an incremental $81 million in cash inflows primarily due to timing effects related to our May 30, 2018 acquisition of Stahlgruber. Additionally, we increased accounts payable through extension of vendor terms in North America. The supply chain financing programs in Europe did not have a material impact on accounts payable in 2019.
Accounts receivable represented an incremental $26 million in cash inflows in 2019, primarily attributable to focus on collections in our Specialty segment and U.K. operations, which was partially offset by timing effects from the Stahlgruber acquisition, and to a lesser extent, the unwind of a receivables factoring program at Stahlgruber.

(5)	Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $265 million for the year ended December 31, 2019, compared to $1.5 billion of cash used in investing activities during the year ended December 31, 2018. We invested $27 million of cash, net of cash acquired, in business acquisitions during the year ended December 31, 2019 compared to $1.2 billion during the year ended December 31, 2018. Property, plant and equipment purchases were $266 million in 2019 compared to $250 million in the prior year. The period over period increase in cash outflows for purchases of property, plant and equipment was primarily related to our Europe segment. We received $18 million of net proceeds from divestitures of assets held for sale during the year ended December 31, 2019; no such proceeds were received in 2018.
Net cash used in financing activities totaled $601 million for the year ended December 31, 2019, compared to net cash provided by financing activities of $883 million during the year ended December 31, 2018. We received proceeds of $1.2 billion from our issuance of the Euro Notes (2026/28) during the year ended December 31, 2018; no such proceeds were received in the current year. We repurchased $292 million of our common stock during the year ended December 31, 2019 compared to $60 million during the year ended December 31, 2018. We also paid $21 million of debt issuance costs during 2018, primarily related to the issuance of the Euro Notes (2026/28); no such costs were incurred in 2019. During the year ended December 31, 2019, net repayments of our borrowings totaled $301 million compared to $273 million during the year ended December 31, 2018.
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

The following table sets forth a summary of our global wholesale salvage and self service procurement of vehicles for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	% Change
North America wholesale salvage cars and trucks	310	310	—%
Europe wholesale salvage cars and trucks	28	25	12.0%
Self service and "crush only" cars	562	542	3.7%	(1)
(1) Compared to the prior year, we have increased the number of self service and "crush only" vehicles purchased in 2018 to support growth in our operations.

The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the year ended December 31, 2017	$519
Increase (decrease) due to:
Operating income	37	(1)
Non-cash depreciation and amortization expense	64	(2)
Impairment of net assets held for sale and goodwill	33	(3)
Cash paid for taxes	73
Cash paid for interest	(42)
Working capital accounts: (4)
Accounts receivable	39
Inventory	72
Accounts payable	(103)	(5)
Pension funding	(9)	(6)
Other operating activities	28	(7)
Net cash provided by operating activities for the year ended December 31, 2018	$711

(1)	Refer to the Results of Operations - Consolidated section for further information on the increase in operating income.

(2)	Non-cash depreciation and amortization expense increased compared to the prior year period as discussed in the Results of Operations - Consolidated section.

(3)
In the fourth quarter of 2018, we recorded an impairment charge on the goodwill in our Aviation reporting unit. See "Intangible Assets" in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the impairment charge.

(4)
Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period and can be influenced by factors outside of our control.

(5)
Includes an outflow of $116 million related to Stahlgruber, primarily resulting from the timing of the acquisition. Due to the timing of processing invoice payments after the closing date, we assumed a larger payable balance but acquired more cash at closing. However, the cash acquired at closing is reflected in the Investing section of the cash flow statement on the Acquisitions, net of cash and restricted cash acquired line.

(6)
During the year ended December 31, 2018, we made a special contribution of $9 million to one of our North America pension plans. See Note 14, "Employee Benefit Plans" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our pension plans.

(7)	Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
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
Net cash provided by financing activities totaled $883 million for the year ended December 31, 2018, compared to net cash used in financing activities of $113 million during the year ended December 31, 2017. We received proceeds of $1.2 billion from our issuance of the Euro Notes (2026/28) during the year ended December 31, 2018; no such proceeds were received in the prior year. We repurchased $60 million of our common stock during 2018 following the Board of Directors' authorization of a stock repurchase program in October 2018; we did not repurchase any common stock during 2017. We also paid $21 million of debt issuance costs during 2018, primarily related to the issuance of the Euro Notes (2026/28), compared to $4 million paid during 2017 in connection with our December 2017 amendment of our credit facilities. During the year ended December 31, 2018, net repayments of our borrowings totaled $273 million compared to $115 million during the year ended December 31, 2017.
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
Off-Balance Sheet Arrangements and Future Commitments
Except as described below, we do not have any off-balance sheet arrangements or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.
As of December 31, 2019, there were letters of credit outstanding in the aggregate amount of $69 million.
We guarantee the residual values for the majority of our vehicles. Had we terminated all of our operating leases subject to these guarantees at December 31, 2019, our portion of the guaranteed residual value would have totaled approximately $67 million. See Note 13, "Leases" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on leases.
In December 2019, we modified the shares of a noncontrolling interest of a subsidiary acquired in connection with the Stahlgruber acquisition and issued new redeemable shares to the minority shareholder. The new redeemable shares contain a put option for all noncontrolling interest shares at a fixed price of $24 million (€21 million) for the minority shareholder exercisable in the fourth quarter of 2023. The put option is outside the control of the Company to exercise. See "Stockholders'

Equity–Noncontrolling Interest" in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
The following table represents our future commitments under contractual obligations as of December 31, 2019 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Long-term debt (1) (2)	$4,625.9	$447.3	$369.7	$2,607.8	$1,201.1
Finance lease obligations (3)	52.1	10.1	15.9	6.7	19.4
Operating leases (4)	1,804.8	288.7	449.7	306.4	760.0
Purchase obligations (5)	553.8	499.2	54.6	—	—
Other long-term obligations (6)	249.0	112.2	94.7	26.9	15.2
Total	$7,285.6	$1,357.5	$984.6	$2,947.8	$1,995.7

(1)
Our long-term debt under contractual obligations above includes interest of $581 million on the balances outstanding as of December 31, 2019. The long-term debt balance excludes debt issuance costs, as these expenses have already been paid. Interest on our senior notes, notes payable, and other long-term debt is calculated based on the respective stated rates. Interest on our variable rate credit facilities is calculated based on the weighted average rates, including the impact of interest rate swaps through their respective expiration dates, in effect for each tranche of borrowings as of December 31, 2019. Future estimated interest expense for the next year, one to three years, and three to five years is $116 million, $225 million and $164 million, respectively. Estimated interest expense beyond five years is $76 million.

(2)
Includes $614 million of U.S. Notes (2023) redeemed on January 10, 2020, inclusive of principal, an early-redemption premium and interest. Of this $614 million, $199 million is included in less than 1 year (reflecting the amount repaid with cash on hand), $105 million is included in 1-3 years (reflecting the amount repaid using borrowings under the receivables securitization facility), and $310 million is included in 3-5 years (reflecting the amount repaid using borrowings under the revolving credit facility).

(3)
Interest on finance lease obligations of $11 million is included based on incremental borrowing or implied rates. Future estimated interest expense for the next year, one to three years, and three to five years is $1 million, $1 million and $1 million, respectively. Estimated interest expense beyond five years is $9 million.

(4)
The operating lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. Also, we have excluded future minimum lease payments for leases that have been signed but have not commenced as of December 31, 2019.

(5)	Our purchase obligations include open purchase orders for aftermarket inventory.

(6)
Our other long-term obligations consist of (i) estimated payments for our self-insurance reserves of $97 million, (ii) outstanding estimated payments of $33 million on the repatriation of earnings as a result of the Tax Act, (iii) a total of $8 million of guaranteed dividend payments to be made in quarterly installments through January 2024 to the minority shareholder of a subsidiary acquired in connection with the Stahlgruber acquisition, and (iv) $110 million representing primarily other asset purchase commitments and payments for deferred compensation plans.

The table above excludes amounts related to our defined benefit pension plans. As of December 31, 2019, the projected benefit obligation for our defined benefit pension plans was $225 million, and the fair value of the related plan assets was $83 million. Total expected contributions to our pension plans, including amounts that we expect to pay in benefits directly to participants, are $13 million for the year ended December 31, 2020. Benefit payments for our funded plans will be made from plan assets, whereas benefit payments for our unfunded plans are made from cash flows from operating activities. See Note 14, "Employee Benefit Plans" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to our pension plans, including information related to expected benefit payments for the next 10 years and the plan assets available to satisfy those benefit payments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:

•	foreign exchange rates;

•	interest rates; and

•	commodity prices.
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 50.3% and 47.9% of our revenue during 2019 and 2018, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.0% change in our consolidated revenue and a 2.9% change in our operating income for the year ended December 31, 2019. See our Results of Operations discussion in Part II, Item 7 of this Annual Report on Form 10-K for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2019 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of December 31, 2019, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £208 million, €229 million, CAD $130 million, and SEK 270 million under our revolving credit facilities. As of December 31, 2018, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £290 million, €163 million, CAD $130 million, and SEK 275 million under our revolving credit facilities.
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
As of December 31, 2019, we held eight interest rate swap contracts representing a total of $480 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates ranging from January 2021 through June 2021. As of December 31, 2019, the fair value of the interest rate swap contracts was an asset of $3 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of December 31, 2019 we held four cross currency swap agreements for a total notional amount of $467 million (€435 million) with maturity dates in October 2020 and January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and MUFG Bank, Ltd. ("MUFG") (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.)). As of December 31, 2019, the fair values of the interest rate swap components of the cross currency swaps were an immaterial asset and a liability of $1 million, and the fair values of the foreign currency forward components were an asset of $3 million and a liability of $23 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 59% of our variable rate debt under our credit facilities at fixed rates at December 31, 2019 compared to 57% at December 31, 2018. See Note 10, "Long-Term Obligations" and Note 11, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
At December 31, 2019, we had approximately $663 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $7 million over the next twelve months. Redeeming the U.S. Notes (2023) in January 2020 increased our unhedged variable rate debt by $415 million.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals such as platinum, palladium and rhodium). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for 2019 has decreased 28% over the average for 2018.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 4 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to adoption of ASC 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment – Refer to Note 4 to the financial statements.
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a discounted cash flow model and the market approach, which require management to make significant estimates and assumptions.  The goodwill balance subject to the impairment assessments was $4.4 billion as of December 31, 2019, and is allocated to four reporting units.
Auditing the estimates and assumptions that impacted the valuation of certain reporting units involved especially subjective judgment; specifically, the forecasts of future revenue and profit margins (“forecasts”), the determination of market multiples, and the selection of discount rates.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts, determination of market multiples, and the selection of discount rates included the following, among others:
· We tested the effectiveness of controls over the annual goodwill impairment assessment, including those over the forecasts and the selection of the discount rates and market multiples.
· We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
· We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) analyst and industry reports of the Company and companies in its peer group.
· With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
· With the assistance of our fair value specialists, we evaluated the market multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline public companies.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
February 27, 2020

We have served as the Company's auditor since 1998.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$12,506,109	$11,876,674	9,736,909
Cost of goods sold	7,654,315	7,301,817	5,937,286
Gross margin	4,851,794	4,574,857	3,799,623
Selling, general and administrative expenses	3,580,300	3,352,731	2,715,407
Restructuring and acquisition related expenses	36,979	32,428	19,672
Impairment of net assets held for sale and goodwill	47,102	33,244	—
Depreciation and amortization	290,770	274,213	219,546
Operating income	896,643	882,241	844,998
Other expense (income):
Interest expense	138,504	146,377	101,640
(Gain) loss on debt extinguishment	(128)	1,350	456
Interest income and other income, net	(32,755)	(8,917)	(23,725)
Total other expense, net	105,621	138,810	78,371
Income from continuing operations before provision for income taxes	791,022	743,431	766,627
Provision for income taxes	215,330	191,395	235,560
Equity in (losses) earnings of unconsolidated subsidiaries	(32,277)	(64,471)	5,907
Income from continuing operations	543,415	487,565	536,974
Net income (loss) from discontinued operations	1,619	(4,397)	(6,746)
Net income	545,034	483,168	530,228
Less: net income (loss) attributable to continuing noncontrolling interest	2,800	3,050	(3,516)
Less: net income attributable to discontinued noncontrolling interest	974	—	—
Net income attributable to LKQ stockholders	$541,260	$480,118	$533,744

Basic earnings per share: (1)
Income from continuing operations	$1.75	$1.55	$1.74
Net income (loss) from discontinued operations	0.01	(0.01)	(0.02)
Net income	1.76	1.54	1.72
Less: net income (loss) attributable to continuing noncontrolling interest	0.01	0.01	(0.01)
Less: net income attributable to discontinued noncontrolling interest	0.00	—	—
Net income attributable to LKQ stockholders	$1.75	$1.53	$1.73

Diluted earnings per share: (1)
Income from continuing operations	$1.75	$1.54	$1.73
Net income (loss) from discontinued operations	0.01	(0.01)	(0.02)
Net income	1.75	1.53	1.71
Less: net income (loss) attributable to continuing noncontrolling interest	0.01	0.01	(0.01)
Less: net income attributable to discontinued noncontrolling interest	0.00	—	—
Net income attributable to LKQ stockholders	$1.74	$1.52	$1.72

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$545,034	$483,168	$530,228
Less: net income (loss) attributable to continuing noncontrolling interest	2,800	3,050	(3,516)
Less: net income attributable to discontinued noncontrolling interest	974	—	—
Net income attributable to LKQ stockholders	541,260	480,118	533,744

Other comprehensive income (loss):
Foreign currency translation, net of tax	6,704	(108,523)	200,596
Net change in unrealized gains/losses on cash flow hedges, net of tax	(9,016)	350	3,447
Net change in unrealized gains/losses on pension plans, net of tax	(23,859)	697	(6,035)
Net change in other comprehensive income (loss) from unconsolidated subsidiaries	236	(2,343)	(1,309)
Other comprehensive (loss) income	(25,935)	(109,819)	196,699

Comprehensive income	519,099	373,349	726,927
Less: comprehensive income (loss) attributable to continuing noncontrolling interest	2,800	3,050	(3,516)
Less: comprehensive income attributable to discontinued noncontrolling interest	974	—	—
Comprehensive income attributable to LKQ stockholders	$515,325	$370,299	$730,443

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$523,020	$331,761
Receivables, net	1,131,132	1,154,083
Inventories	2,772,777	2,836,075
Prepaid expenses and other current assets	260,890	199,030
Total current assets	4,687,819	4,520,949
Property, plant and equipment, net	1,234,400	1,220,162
Operating lease assets, net	1,308,511	—
Intangible assets:
Goodwill	4,406,535	4,381,458
Other intangibles, net	850,338	928,752
Equity method investments	139,243	179,169
Other noncurrent assets	153,110	162,912
Total assets	$12,779,956	$11,393,402
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$942,795	$942,398
Accrued expenses:
Accrued payroll-related liabilities	179,203	172,005
Refund liability	97,314	104,585
Other accrued expenses	289,683	288,425
Other current liabilities	121,623	61,109
Current portion of operating lease liabilities	221,527	—
Current portion of long-term obligations	326,367	121,826
Total current liabilities	2,178,512	1,690,348
Long-term operating lease liabilities, excluding current portion	1,137,597	—
Long-term obligations, excluding current portion	3,715,389	4,188,674
Deferred income taxes	310,129	311,434
Other noncurrent liabilities	365,672	364,194
Commitments and contingencies
Redeemable noncontrolling interest	24,077	—
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 319,927,243 shares issued and 306,731,328 shares outstanding at December 31, 2019; 318,417,821 shares issued and 316,146,114 shares outstanding at December 31, 2018	3,199	3,184
Additional paid-in capital	1,418,239	1,415,188
Retained earnings	4,140,136	3,598,876
Accumulated other comprehensive loss	(200,885)	(174,950)
Treasury stock, at cost; 13,195,915 shares at December 31, 2019 and 2,271,707 shares at December 31, 2018	(351,813)	(60,000)
Total Company stockholders' equity	5,008,876	4,782,298
Noncontrolling interest	39,704	56,454
Total stockholders' equity	5,048,580	4,838,752
Total liabilities and stockholders' equity	$12,779,956	$11,393,402

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$545,034	$483,168	$530,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314,406	294,077	230,203
Impairment of equity method investments	41,057	70,895	—
Impairment of net assets held for sale and goodwill	47,102	33,244	—
Stock-based compensation expense	27,695	22,760	22,832
Deferred income taxes	7,109	(2,180)	(46,537)
Other	(16,311)	8,466	8,683
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	26,419	241	(55,979)
Inventories	15,460	(127,153)	(203,857)
Prepaid income taxes/income taxes payable	25,776	(2,125)	8,376
Accounts payable	3,712	(77,621)	45,136
Other operating assets and liabilities	26,574	6,967	(20,185)
Net cash provided by operating activities	1,064,033	710,739	518,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(265,730)	(250,027)	(179,090)
Proceeds from disposals of property, plant and equipment	16,045	27,659	8,707
Acquisitions, net of cash and restricted cash acquired	(27,296)	(1,214,995)	(513,088)
Proceeds from disposal of businesses	18,469	—	301,297
Investments in unconsolidated subsidiaries	(7,594)	(60,300)	(7,664)
Receipts of deferred purchase price on receivables under factoring arrangements	—	36,991	—
Other investing activities, net	1,253	1,733	5,243
Net cash used in investing activities	(264,853)	(1,458,939)	(384,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(21,128)	(4,267)
Proceeds from issuance of Euro Notes (2026/28)	—	1,232,100	—
Purchase of treasury stock	(291,813)	(60,000)	—
Borrowings under revolving credit facilities	605,708	1,667,325	839,171
Repayments under revolving credit facilities	(734,471)	(1,528,970)	(946,477)
Repayments under term loans	(8,750)	(354,800)	(27,884)
Borrowings under receivables securitization facility	36,600	10,120	11,245
Repayments under receivables securitization facility	(146,600)	(120)	(11,245)
Payment of notes issued and assumed debt from acquisitions	(19,123)	(54,888)	—
(Repayments) borrowings of other debt, net	(33,922)	(11,730)	19,706
Other financing activities, net	(8,298)	5,086	7,184
Net cash (used in) provided by financing activities	(600,669)	882,995	(112,567)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(904)	(77,311)	23,512
Net increase in cash, cash equivalents and restricted cash	197,607	57,484	45,250
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	337,250	279,766	227,400
Add: Cash, cash equivalents and restricted cash of discontinued operations, beginning of period	—	—	7,116
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period	337,250	279,766	234,516
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	534,857	337,250	279,766
Less: Cash and cash equivalents of discontinued operations, end of period	6,470	—	—
Cash, cash equivalents and restricted cash, end of period	$528,387	$337,250	$279,766

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$523,020	$331,761	$279,766
Restricted cash included in Other noncurrent assets	5,367	5,489	—
Cash, cash equivalents and restricted cash, end of period	$528,387	$337,250	$279,766

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$181,306	$200,098	$273,019
Interest	143,121	137,866	95,707
Supplemental disclosure of noncash investing and financing activities:
Stock issued in acquisitions	$—	$251,334	$—
Noncash property, plant and equipment additions	10,154	16,518	18,122
Notes payable and other financing obligations, including notes issued, debt assumed and settlement of pre-existing balances in connection with business acquisitions	47,887	105,566	59,045
Notes and other financing receivables in connection with disposals of business/investment	—	—	4,000
Notes issued in connection with purchase of noncontrolling interest	14,196	—	—
Contingent consideration liabilities	6,627	3,107	6,234

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2017	307,545	$3,075	—	$—	$1,116,690	$2,590,359	$(267,175)	$—	$3,442,949
Net income	—	—	—	—	—	533,744	—	(3,516)	530,228
Other comprehensive income	—	—	—	—	—	—	196,699	—	196,699
Vesting of restricted stock units, net of shares withheld for employee tax	749	7			(4,332)				(4,325)
Stock-based compensation expense	—	—	—	—	22,832	—	—	—	22,832
Exercise of stock options	867	9	—	—	7,461	—	—	—	7,470
Tax withholdings related to net share settlements of stock-based compensation awards	(34)	—	—	—	(1,200)	—	—	—	(1,200)
Sale of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	12,000	12,000
BALANCE, December 31, 2017	309,127	$3,091	—	$—	$1,141,451	$3,124,103	$(70,476)	$8,484	$4,206,653
Net income	—	—	—	—	—	480,118	—	3,050	483,168
Other comprehensive loss	—	—	—	—	—	—	(109,819)	—	(109,819)
Stock issued in acquisitions	8,056	81	—	—	251,253	—	—	—	251,334
Purchase of treasury stock	—	—	(2,272)	(60,000)	—	—	—	—	(60,000)
Vesting of restricted stock units, net of shares withheld for employee tax	603	6	—	—	(3,802)	—	—	—	(3,796)
Stock-based compensation expense	—	—	—	—	22,760	—	—	—	22,760
Exercise of stock options	686	7	—	—	5,296	—	—	—	5,303
Tax withholdings related to net share settlements of stock-based compensation awards	(54)	(1)	—	—	(1,770)	—	—	—	(1,771)
Adoption of ASU 2018-02 (see Note 4)	—	—	—	—	—	(5,345)	5,345	—	—
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	810	810
Noncontrolling interests of businesses acquired	—	—	—	—	—	—	—	44,110	44,110
BALANCE, December 31, 2018	318,418	$3,184	(2,272)	$(60,000)	$1,415,188	$3,598,876	$(174,950)	$56,454	$4,838,752
Net income	—	—	—	—	—	541,260	—	3,774	545,034
Other comprehensive loss	—	—	—	—	—	—	(25,935)	—	(25,935)
Purchase of treasury stock	—	—	(10,924)	(291,813)	—	—	—	—	(291,813)
Vesting of restricted stock units, net of shares withheld for employee tax	719	7	—	—	(2,091)	—	—	—	(2,084)
Stock-based compensation expense	—	—	—	—	27,695	—	—	—	27,695
Exercise of stock options	927	9	—	—	9,046	—	—	—	9,055
Tax withholdings related to net share settlements of stock-based compensation awards	(137)	(1)	—	—	(4,494)	—	—	—	(4,495)

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (In thousands)

Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(8,474)	(8,474)
Acquired noncontrolling interest (1)	—	—	—	—	—	—	—	10,365	10,365
Purchase and modification of noncontrolling interests (2)	—	—	—	—	(27,105)	—	—	(22,415)	(49,520)
BALANCE, December 31, 2019	319,927	$3,199	(13,196)	$(351,813)	$1,418,239	$4,140,136	$(200,885)	$39,704	$5,048,580
(1) The amount acquired during 2019 relates to discontinued operations. See Note 3, "Discontinued Operations," for further details.
(2) The amount recorded in 2019 relates to (i) the purchase of noncontrolling interest unrelated to a business combination, and (ii) the modification of noncontrolling interest shares. Refer to "Stockholders' Equity–Noncontrolling Interest" in Note 4, "Summary of Significant Accounting Policies," for further information.

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business
The financial statements represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
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

Note 2. Business Combinations
During the year ended December 31, 2019, we completed seven acquisitions, including three wholesale businesses and one self service business in North America, and three wholesale businesses in Europe. These acquisitions were not material to our results of operations or financial position as of and for the year ended December 31, 2019. Total acquisition date fair value of the consideration for our acquisitions for the year ended December 31, 2019 was $63 million, composed of $29 million of cash paid (net of cash acquired), $7 million for the estimated value of contingent payments to former owners (with maximum payments totaling $8 million), $2 million of other purchase price obligations (non-interest bearing), $21 million of notes payable, and $5 million of pre-existing balances considered to be effectively settled as a result of the acquisitions. In addition, we assumed $8 million of existing debt as of the acquisition dates.
On May 30, 2018, we acquired Stahlgruber, a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia, with further sales to Switzerland. Total acquisition date fair value of the consideration for our Stahlgruber acquisition was €1.2 billion ($1.4 billion), composed of €1.0 billion ($1.1 billion) of cash paid (net of cash acquired), and €215 million ($251 million) of newly issued shares of LKQ common stock. We financed the acquisition with the proceeds from €1.0 billion ($1.2 billion) of senior notes, the direct issuance to Stahlgruber's owner of 8,055,569 newly issued shares of LKQ common stock, and borrowings under our existing revolving credit facility. We recorded $915 million ($908 million in 2018 and $7 million of adjustments in the six months ended June 30, 2019) of goodwill related to our acquisition of Stahlgruber, of which we expected $300 million to be deductible for income tax purposes. In the period between the acquisition date and December 31, 2018, Stahlgruber, which is reported in our Europe reportable segment, generated third party revenue of $1.1 billion and operating income of $52 million.
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
In addition to our acquisition of Stahlgruber, during the year ended December 31, 2018, we completed acquisitions of four wholesale businesses in North America and nine wholesale businesses in Europe. Total acquisition date fair value of the consideration for these acquisitions was $99 million, composed of $85 million of cash paid (net of cash and restricted cash acquired), $11 million of notes payable, and $3 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $5 million). During the year ended December 31, 2018, we recorded $68 million of goodwill related to these acquisitions, of which we expected $4 million to be deductible for income tax purposes. In the period between the acquisition dates and December 31 2018, these acquisitions generated third party revenue of $46 million and operating income of $3 million.
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
Total acquisition date fair value of the consideration for our 2017 acquisitions was $542 million, composed of $510 million of cash paid (net of cash acquired), $6 million for the estimated value of contingent payments to former owners (with maximum potential payments totaling $19 million), $5 million of other purchase price obligations (non-interest bearing) and $20 million of notes payable. During the year ended December 31, 2017, we recorded $307 million of goodwill related to these acquisitions, of which we expected $21 million to be deductible for income tax purposes. In the period between the acquisition dates and December 31, 2017, these acquisitions generated revenue of $227 million and an operating loss of $2 million.
On October 4, 2016, we acquired substantially all of the business assets of Andrew Page, a distributor of aftermarket automotive parts in the U.K., out of receivership. The acquisition was subject to regulatory approval by the CMA in the U.K. The CMA concluded its review on October 31, 2017 and required us to divest less than 10% of the acquired locations. Total acquisition date fair value of the consideration for this acquisition was £16 million ($20 million). In connection with the acquisition, we recorded a gain on bargain purchase of $10 million ($8 million recorded in 2016 and $2 million recorded in 2017), which is presented in Interest income and other income, net in our Consolidated Statements of Income. We believe that we were able to acquire the net assets of Andrew Page for less than fair value as a result of (i) Andrew Page's financial difficulties that put the company into receivership prior to our acquisition and (ii) a motivated seller that desired to complete the sale in an expedient manner to ensure continuity of the business.
Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the year ended December 31, 2019 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.
During the year ended December 31, 2019, the measurement period adjustments recorded for acquisitions completed in prior periods were not material. The income statement effect of these measurement period adjustments that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial.

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

(3)
The amounts recorded during the year ended December 31, 2018 are due to the gains on bargain purchases related to (i) an acquisition in Europe completed in the second quarter of 2017 as a result of changes in the acquisition date fair value of the consideration, and (ii) three acquisitions in Europe completed during 2018.

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
The acquisition of Stahlgruber expanded LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, the acquisition of Stahlgruber should allow for continued improvement in procurement, logistics and infrastructure optimization. The primary objectives of our other acquisitions made during the years ended December 31, 2019 and 2018 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths.
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
The following pro forma summary presents the effect of the businesses acquired during the year ended December 31, 2019 as though the businesses had been acquired as of January 1, 2018, the businesses acquired during the year ended December 31, 2018 as though they had been acquired as of January 1, 2017, and the businesses acquired during the year ended December 31, 2017 as though they had been acquired as of January 1, 2016. We have excluded the May 29, 2019 acquisition of the Czech Republic wholesale business as the business was never integrated into our Europe segment. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue, as reported	$12,506,109	$11,876,674	$9,736,909
Revenue of purchased businesses for the period prior to acquisition:
Stahlgruber	—	815,405	1,756,893
Other acquisitions	24,614	164,133	448,721
Pro forma revenue	$12,530,723	$12,856,212	$11,942,523

Income from continuing operations, as reported (1)	$543,415	$487,565	$536,974
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Stahlgruber	14,481	17,309	4,796
Other acquisitions	3,664	6,591	16,667
Acquisition related expenses, net of tax (2)	1,499	14,524	8,787
Pro forma income from continuing operations	563,059	525,989	567,224
Less: Net income (loss) attributable to continuing noncontrolling interest, as reported	2,800	3,050	(3,516)
Less: Pro forma net income attributable to noncontrolling interest	—	2,799	1,095
Pro forma income from continuing operations attributable to LKQ stockholders (3)	$560,259	$520,140	$569,645

(1)	2018 amounts include interest expense for the period from April 9, 2018 through December 31, 2018 recorded on the senior notes issued in connection with our acquisition of Stahlgruber.

(2)	Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.

(3)	Excludes our acquisition of the Czech Republic wholesale business which is classified as discontinued operations.
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

Note 3. Discontinued Operations
Glass Manufacturing Business

On March 1, 2017, LKQ completed the sale of the glass manufacturing business of its PGW subsidiary to a subsidiary of Vitro S.A.B. de C.V. ("Vitro") for a sales price of $301 million, including cash received of $316 million, net of cash disposed of $15 million. Related to this transaction, the remaining portion of the Glass operating segment was combined with our Wholesale – North America operating segment, which is part of our North America reportable segment, in the first quarter of 2017. See Note 16, "Segment and Geographic Information" for further information regarding our segments.
Upon execution of the Stock and Asset Purchase Agreement (the "Vitro Agreement") in December 2016, LKQ concluded that the glass manufacturing business met the criteria to be classified as held for sale in LKQ's consolidated financial statements. In connection with the Vitro Agreement, the Company and Vitro entered into a twelve month Transition Services Agreement commencing on the transaction date with two six-month renewal periods, a three-year Purchase and Supply Agreement, and an Intellectual Property Agreement. The Purchase and Supply Agreement expires in the first quarter of 2020, while the Intellectual Property Agreement has a perpetual term; as of December 31, 2019, the Transition Services Agreement had expired.
The following table summarizes the operating results of the Company’s discontinued operations related to the sale described above for the years ended December 31, 2019, 2018 and 2017, as presented in Net income (loss) from discontinued operations in the Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2019 (3)	2018	2017
Revenue	$—	$—	$111,130
Cost of goods sold	—	—	100,084
Selling, general and administrative expenses	1,626	—	8,369
Operating (loss) income	(1,626)	—	2,677
Total other expense, net (1)	—	—	1,204
(Loss) income from discontinued operations before taxes	(1,626)	—	3,881
(Benefit) provision for income taxes	(1,572)	—	3,598
Equity in loss of unconsolidated subsidiaries	—	—	(534)
Loss from discontinued operations, net of tax	(54)	—	(251)
Loss on sale of discontinued operations, net of tax (2)	—	(4,397)	(6,495)
Net loss from discontinued operations	$(54)	$(4,397)	$(6,746)

(1)
The Company elected to allocate interest expense to discontinued operations based on the expected debt to be repaid. Under this approach, allocated interest from January 1, 2017 through the date of sale was $2 million. The other expenses, net were foreign currency gains and losses.

(2) In the first quarter of 2017, upon closing of the sale and write-off of the net assets of the glass manufacturing business, we recorded a pre-tax loss on sale of $9 million, and a $4 million current tax benefit. The incremental loss primarily reflects a $6 million payable for intercompany sales from the glass manufacturing business to the aftermarket automotive glass distribution business incurred prior to closing, which was paid by LKQ during the second quarter of 2017, and capital expenditures in 2017 that were not reimbursed by the buyer. During the fourth quarter of 2017, we recorded an additional loss on sale of $2 million as a result of post sale net working capital adjustments. During the fourth quarter of 2018, we recorded a final current tax expense adjustment of $4 million to the loss on sale as a result of the completion of the tax return reporting the 2017 transaction. The adjustment was primarily attributable to a valuation allowance recognized on the carryforward of a capital loss arising from the sale, the tax benefit of which is not certain to be realized during the carryforward period.

(3)
During the fourth quarter of 2019, we recorded a reserve related to a pre-disposition matter and the related deferred tax benefit, and we settled certain tax matters with Vitro, which are reflected in the benefit for income taxes.

The glass manufacturing business had $4 million of operating cash outflows, $4 million of investing cash outflows mainly consisting of capital expenditures, and $15 million of financing cash inflows made up of parent financing for the period from January 1, 2017 through March 1, 2017.
Pursuant to the Purchase and Supply Agreement, our aftermarket automotive glass distribution business agreed to source various products from Vitro's glass manufacturing business annually for a three-year period beginning on March 1, 2017. Between January 1, 2017 and the sale date of March 1, 2017, intercompany sales between the glass manufacturing business and the continuing aftermarket automotive glass distribution business of PGW, which were eliminated in consolidation, were $8 million. All purchases from Vitro, including those outside of the Purchase and Supply Agreement, for the years ended December 31, 2019, 2018 and 2017, were $30 million, $24 million and $42 million, respectively.
Czech Republic
As described in Note 2, "Business Combinations," we classified the acquired Stahlgruber Czech Republic wholesale business as discontinued operations. We expect to divest the business within the first half of 2020, and thus, the net assets are reflected on the Consolidated Balance Sheets at the lower of fair value less cost to sell or carrying value. As of December 31, 2019, the assets held for sale, liabilities held for sale, and noncontrolling interest are recorded within Prepaid expenses and other current assets, Other current liabilities, and Noncontrolling interest, respectively, on the Consolidated Balance Sheets. As of the acquisition date, we acquired $5 million of cash, assumed $6 million of existing debt and settled $6 million of pre-existing balances. During the year ended December 31, 2019, we recorded $2 million of net income from discontinued operations related to the business, of which $1 million was attributable to the noncontrolling interest.
Fair value was based on the estimated selling price, the inputs of which included projected market multiples and any reasonable offers. Due to the uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in the Company's analysis. The inputs utilized in the fair value estimate are classified as Level 3 within the fair value hierarchy. The fair value of the net assets was measured on a non-recurring basis as of December 31, 2019.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include: personnel costs for employees in selling, general and administrative functions; costs to operate our branch locations, corporate offices and back office support centers; costs to transport our products from our facilities to our customers; and other selling, general and administrative expenses, such as professional fees, supplies, and advertising expenses. The costs included in selling, general and administrative expenses do not relate to inventory processing or conversion activities, and, as such, are classified below the gross margin line in our Consolidated Statements of Income.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand, operating accounts, and deposits readily convertible to known amounts of cash. Restricted cash includes cash for which the Company's ability to withdraw funds at any time is contractually limited. As of both December 31, 2019 and 2018, we had $5 million of restricted cash that is recorded in Other noncurrent assets on the Consolidated Balance Sheets.

Receivables and Allowance for Doubtful Accounts
In the normal course of business, we extend credit to customers after a review of each customer's credit history. We recorded a reserve for uncollectible accounts of approximately $53 million and $57 million at December 31, 2019 and 2018, respectively. The reserve is based upon the aging of the accounts receivable, our assessment of the collectability of specific customer accounts and historical experience. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received.
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
For all inventory, carrying value is recorded at the lower of cost or net realizable value. Net realizable value can be influenced by current anticipated demand. If actual demand is lower than our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.
Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Aftermarket and refurbished products	$2,297,895	$2,309,458
Salvage and remanufactured products	447,908	503,199
Manufactured products	26,974	23,418
Total inventories	$2,772,777	$2,836,075

    Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of December 31, 2019, manufactured products inventory was composed of $17 million of raw materials, $3 million of work in process, and $6 million of finished goods. As of December 31, 2018, manufactured products inventory was composed of $17 million of raw materials, $2 million of work in process, and $4 million of finished goods.
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
Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Machinery and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years
Furniture and fixtures	5-7 years

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Land and improvements	$194,437	$177,998
Buildings and improvements	384,918	351,733
Machinery and equipment	679,292	617,424
Computer equipment and software	153,900	143,547
Vehicles and trailers	156,334	150,824
Furniture and fixtures	52,601	58,919
Leasehold improvements	295,534	278,687
Finance lease assets	71,724	61,310
	1,988,740	1,840,442
Less—Accumulated depreciation	(807,680)	(685,751)
Construction in progress	53,340	65,471
Total property, plant and equipment, net	$1,234,400	$1,220,162

We record depreciation expense associated with our refurbishing, remanufacturing, manufacturing and furnace operations as well as our distribution centers in Cost of goods sold in the Consolidated Statements of Income. We report depreciation expense resulting from restructuring programs in Restructuring and acquisition related expenses. All other depreciation expense is reported in Depreciation and amortization. Total depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $174 million, $157 million, and $129 million, respectively.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.
Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2019, 2018 and 2017. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. The fair value estimates of our reporting units are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach.
Based on the annual goodwill impairment test in 2019, we determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 25%.

Based on our annual goodwill impairment test in 2018, we determined the carrying value of our Aviation reporting unit exceeded the fair value estimate by more than the carrying value, thus we recorded an impairment charge of $33 million, which represented the total carrying value of goodwill in our Aviation reporting unit (subsequently sold in the third quarter of 2019). The impairment charge was due to a decrease in the fair value estimate from the prior year fair value estimate, primarily driven by a significant deterioration in the outlook for the Aviation reporting unit due to competition, customer financial issues and changing market conditions for the airplane platforms that the business services, which lowered our projected gross margin and related future cash flows. We reported the impairment charge in Impairment of net assets held for sale and goodwill in the Consolidated Statements of Income for the year ended December 31, 2018.
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2018	$1,709,354	$1,414,898	$412,259	$3,536,511
Business acquisitions and adjustments to previously recorded goodwill	6,805	970,923	(4,838)	972,890
Impairment of goodwill	(33,244)	—	—	(33,244)
Exchange rate effects	(9,383)	(85,532)	216	(94,699)
Balance as of December 31, 2018	$1,673,532	$2,300,289	$407,637	$4,381,458
Business acquisitions and adjustments to previously recorded goodwill	38,913	15,099	—	54,012
Reclassified to net assets held for sale and discontinued operations	—	(4,721)	—	(4,721)
Disposal of business	—	(1,919)	—	(1,919)
Exchange rate effects	5,599	(27,847)	(47)	(22,295)
Balance as of December 31, 2019	$1,718,044	$2,280,901	$407,590	$4,406,535
Accumulated impairment losses as of December 31, 2019	$(33,244)	$—	$—	$(33,244)

The components of other intangibles, net are as follows (in thousands):

	December 31, 2019	December 31, 2018
Intangible assets subject to amortization	$769,038	$847,452
Indefinite-lived intangible assets
Trademarks	81,300	81,300
Total	$850,338	$928,752

The components of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$488,945	$(119,957)	$368,988	$496,166	$(94,451)	$401,715
Customer and supplier relationships	580,052	(321,650)	258,402	593,517	(247,464)	346,053
Software and other technology related assets	248,941	(108,979)	139,962	176,118	(79,283)	96,835
Covenants not to compete	13,435	(11,749)	1,686	13,344	(10,495)	2,849
Total	$1,331,373	$(562,335)	$769,038	$1,279,145	$(431,693)	$847,452

The components of intangible assets acquired as part of our acquisitions in 2018 are as follows (in thousands):

	Year Ended
	December 31, 2018
	Stahlgruber	Other Acquisitions (1)	Total
Trade names and trademarks	$173,946	$8,870	$182,816
Customer and supplier relationships	77,980	20,779	98,759
Software and other technology related assets	33,329	376	33,705
Covenants not to compete	—	—	—
Total	$285,255	$30,025	$315,280

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

Amortization expense for intangibles was $140 million, $137 million, and $102 million during the years ended December 31, 2019, 2018, and 2017, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2024 is $120 million, $93 million, $80 million, $70 million and $64 million, respectively.
Net Assets Held for Sale
During the year ended December 31, 2019, we committed to plans to sell certain businesses in our North America and Europe segments. As a result, these businesses were classified as net assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value, resulting in impairment charges totaling $47 million for the year ended December 31, 2019 (presented in Impairment of net assets held for sale and goodwill in the Consolidated Statements of Income).
In the third quarter of 2019, we completed the sales of two of these businesses, our aviation business in North America and a wholesale business in Bulgaria. The disposed businesses were immaterial, generating annualized revenue of approximately $55 million prior to the divestiture.
Excluding the Stahlgruber Czech Republic wholesale business discussed in Note 3, "Discontinued Operations," as of December 31, 2019, there were $19 million of assets held for sale, including $5 million of goodwill that was reclassified as held for sale related to our Europe segment, and $9 million of liabilities held for sale, which were recorded within Prepaid expenses and other current assets and Other current liabilities, respectively, on the Consolidated Balance Sheets. We expect the remaining assets held for sale to be disposed of during the next twelve months. The assets held for sale generated annualized revenue of $87 million during the year ended December 31, 2019.
We are required to record net assets of our held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values were based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for our discounted cash flow analysis of the businesses were based on projected revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, the inputs to our estimates included projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in our analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-recurring basis as of December 31, 2019.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Other than the impairment charges recorded upon the classification of certain businesses in our North America and Europe segments as held for sale discussed in the "Net Assets Held for Sale" section above, there were no material adjustments to the carrying value of long-lived assets during the years ended December 31, 2019, 2018 or 2017.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $139 million and $179 million as of December 31, 2019 and December 31, 2018, respectively.
Europe Segment
Our investment in unconsolidated subsidiaries in Europe was $122 million and $163 million as of December 31, 2019 and December 31, 2018, respectively. We recorded equity in losses of $33 million and $65 million during the years ended December 31, 2019 and December 31, 2018, respectively, and equity in earnings of $6 million during the year ended December 31, 2017 related to our investments in unconsolidated subsidiaries in our Europe segment, mainly related to our investment in Mekonomen.
On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen for an aggregate purchase price of $181 million. In October 2018, we acquired an additional $48 million of equity in Mekonomen at a discounted share price as part of its rights issue, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of December 31, 2019, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $5 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag.
During the years ended December 31, 2019 and 2018, we recognized other-than-temporary impairment charges of $40 million and $71 million, respectively, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share prices as of the dates of our impairment tests. The impairment charges are recorded in Equity in (losses) earnings of unconsolidated subsidiaries in our Consolidated Statements of Income.
In May 2018, we received a cash dividend of $8 million (SEK 67 million) related to our investment in Mekonomen. Mekonomen announced in February 2019 that the Mekonomen Board of Directors proposed no dividend payment in 2019. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at December 31, 2019 was $149 million (using the Mekonomen share price of SEK 93 as of December 31, 2019) compared to a carrying value of $111 million.
In 2018, we participated in a rights issue with preferential rights for Mekonomen's existing shareholders, who were given the right to subscribe for four new Mekonomen shares per seven existing owned shares at a discounted share price. The rights issue represented a derivative instrument related to our right to acquire Mekonomen shares at a discount. We measured the derivative instrument at fair value, and we recorded a derivative loss of $5 million in Interest income and other income, net in the Consolidated Statements of Income in October 2018 upon the settlement of the derivative instrument.
North America Segment
Our investment in unconsolidated subsidiaries in the North America segment was $18 million and $16 million as of December 31, 2019 and December 31, 2018, respectively. The equity in earnings for the North America equity investments was

$1 million for the year ended December 31, 2019 and an immaterial amount for the year ended December 31, 2018; we did not have any equity in earnings in the North America segment in 2017.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. These assurance-type warranties are not considered a separate performance obligation, and thus no transaction price is allocated to them. We record the warranty costs in Cost of goods sold in our Consolidated Statements of Income. Our warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within Other accrued expenses and Other noncurrent liabilities on our Consolidated Balance Sheets based on the expected timing of the related payments.
The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2018	$23,151
Warranty expense	43,682
Warranty claims	(43,571)
Balance as of December 31, 2018	23,262
Warranty expense	58,253
Warranty claims	(56,074)
Balance as of December 31, 2019	$25,441

Self-Insurance Reserves
We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation, and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analysis of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $109 million and $105 million, of which $54 million and $52 million was classified as current, as of December 31, 2019 and 2018, respectively, and are classified as Other accrued expenses on the Consolidated Balance Sheets. The remaining balances of self-insurance reserves are classified as Other noncurrent liabilities, which reflects management's estimates of when claims will be paid. We had outstanding letters of credit of $69 million and $65 million at December 31, 2019 and 2018, respectively, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.
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
Stockholders' Equity
Treasury Stock
On October 25, 2018, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to $500 million of our common stock from time to time through October 25, 2021. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases.
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

During the year ended December 31, 2019, we repurchased 10.9 million shares of common stock for an aggregate price of $292 million. During 2018, we repurchased 2.3 million shares of common stock for an aggregate price of $60 million. As of December 31, 2019, there was $648 million of remaining capacity under our repurchase program. Repurchased shares are accounted for as treasury stock using the cost method.
Noncontrolling Interest
In July 2019, we purchased substantially all of the noncontrolling interest of a subsidiary acquired in connection with the Stahlgruber acquisition for a purchase price of $19 million, which included the issuance of $14 million of notes payable. This purchase resulted in a net decrease to Noncontrolling interest of $10 million and a decrease to Additional paid-in capital of $9 million in our consolidated financial statements as of December 31, 2019.
In December 2019, we modified the shares of a noncontrolling interest of a subsidiary acquired in connection with the Stahlgruber acquisition and issued new redeemable shares to the minority shareholder. The new redeemable shares contain (i) a put option for all noncontrolling interest shares at a fixed price of $24 million (€21 million) for the minority shareholder exercisable in the fourth quarter of 2023, (ii) a call option for all noncontrolling interest shares at a fixed price of $26 million (€23 million) for the Company exercisable beginning in the first quarter of 2026 through the end of the fourth quarter of 2027, and (iii) a guaranteed dividend to be paid quarterly to the minority shareholder through the fourth quarter of 2023. The new redeemable shares do not provide the minority shareholder with rights to participate in the profits and losses of the subsidiary prior to the exercise date of the put option. As the put option is outside the control of the Company, we recorded a $24 million Redeemable noncontrolling interest at the put option's redemption value outside of permanent equity on our Consolidated Balance Sheets. This transaction also resulted in a decrease to Additional paid-in capital of $18 million, a decrease to Noncontrolling interest of $12 million, and a $7 million dividend payable ($2 million recorded in Other current liabilities and $5 million in Other noncurrent liabilities) in our consolidated financial statements as of December 31, 2019. The redeemable noncontrolling interest and dividend payable represent noncash financing activities in our Consolidated Statements of Cash Flows.
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
Recent Accounting Pronouncements

Adoption of New Lease Standard
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-02, "Leases" ("ASU 2016-02"), which represents the FASB Accounting Standards Codification Topic 842 ("ASC 842"), to increase transparency and comparability by recognizing lease assets and lease liabilities on the Consolidated Balance Sheets and disclosing key information about leasing arrangements. The main difference between the prior standard and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the prior standard.
We adopted the standard in the first quarter of 2019 using the modified retrospective approach and elected the transition package of practical expedients permitted within the new standard, which, among other things, allows us to carryforward the historical lease classification. For leases with a term of 12 months or less, we elected the short-term lease exemption, which allowed us to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future. Additionally, we adopted the practical expedient to combine lease and non-lease components.
As of January 1, 2019, we recorded both an operating lease asset and operating lease liability of $1.3 billion. The preexisting deferred rent liability balances from the historical straight-line treatment of operating leases was reclassified as a reduction of the lease asset upon adoption. The adoption of the standard did not materially affect our Consolidated Statements of Income or Statements of Cash Flows as operating lease payments will still be an operating cash outflow and capital lease payments will still be a financing cash outflow. The new standard did not have a material impact on our liquidity. The standard will have no impact on our debt covenant compliance under our current agreements as the covenant calculations are based on the prior lease accounting rules.
Other Recently Adopted Accounting Pronouncements
During the first quarter of 2019, we adopted ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which amends the hedge accounting recognition and presentation requirements in ASC 815 ("Derivatives and Hedging"). ASU 2017-12 significantly alters the hedge accounting model by making it easier for an entity to achieve and maintain hedge accounting and provides for accounting that better reflects an entity's risk management activities. We adopted the provisions of ASU 2017-12 by applying a modified retrospective approach to existing hedging relationships as of the adoption date. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), and in November 2018 issued a subsequent amendment, ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" ("ASU 2018-19"). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that represent the contractual right to receive cash. ASU 2016-13 and ASU 2018-19 should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. We do not anticipate the adoption of this accounting standard will have a material impact on our consolidated financial statements.

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
Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Year Ended December 31,
	2019	2018	2017
North America	$4,600,903	$4,558,220	$4,278,531
Europe	5,817,547	5,202,231	3,628,906
Specialty	1,459,396	1,472,956	1,301,197
Parts and services	11,877,846	11,233,407	9,208,634
Other	628,263	643,267	528,275
Total revenue	$12,506,109	$11,876,674	$9,736,909

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
Our service-type warranties typically have service periods ranging from 6 months to 36 months. Under FASB Accounting Standards Codification Topic ASC 606 ("ASC 606"), proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in thousands):

Balance as of January 1, 2018	$19,465
Additional warranty revenue deferred	38,736
Warranty revenue recognized	(34,195)
Balance as of December 31, 2018	24,006
Additional warranty revenue deferred	43,381
Warranty revenue recognized	(40,320)
Balance as of December 31, 2019	$27,067

Other Revenue
Revenue from other sources includes sales of scrap and precious metals (platinum, palladium, and rhodium), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal and other precious metals from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. The sale of hulks in our wholesale and self service recycling operations represents one performance obligation, and revenue is recognized based on a price per weight when the customer (processor) collects the scrap. Some adjustments may occur when the customer weighs the scrap at their location, and revenue is adjusted accordingly.
Revenue by Geographic Area
See Note 16, "Segment and Geographic Information" for information related to our revenue by geographic region.
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $97 million and $52 million, respectively, as of December 31, 2019, and $105 million and $56 million, respectively, as of December 31, 2018. The refund liability is presented separately on the balance sheet within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives which are recorded in Receivables, net on the Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $108 million and $103 million as of December 31, 2019 and December 31, 2018, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our consolidated financial statements.
Contract Costs
Under ASC 340, "Other Assets and Deferred Costs," we have elected to recognize incremental costs of obtaining a contract (commissions earned by our sales representatives on product sales) as an expense when incurred, as we believe the amortization period of the asset would be one year or less due to the short-term nature of our contracts.
Sales Taxes
We present taxes assessed by governmental authorities collected from customers on a net basis. Therefore, the taxes are excluded from revenue in our Consolidated Statements of Income and are shown as a current liability on our Consolidated Balance Sheets until remitted.

Note 6. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
Acquisition related expenses, which include external costs such as legal, accounting and advisory fees, were $2 million for the year ended December 31, 2019.
Acquisition related expenses for the year ended December 31, 2018 were $18 million, which included external costs primarily related to our May 2018 acquisition of Stahlgruber.
Acquisition related expenses totaled $15 million for the year ended December 31, 2017. Acquisition related expenses for 2017 included $5 million of costs for our acquisition of Andrew Page, primarily related to legal and other professional fees associated with the CMA review. The remaining acquisition related costs for the year ended December 31, 2017 consisted of external costs for (i) completed acquisitions, (ii) pending acquisitions as of December 31, 2017, including $4 million related to Stahlgruber, and (iii) potential acquisitions that were terminated.
2019 Global Restructuring Program
In the second quarter of 2019, we began implementing a cost reduction initiative, covering all three of our reportable segments, designed to eliminate underperforming assets and cost inefficiencies. We have incurred and expect to incur costs for inventory write-downs, employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed earlier than the end of the previously estimated useful lives.
During the year ended December 31, 2019, we incurred $37 million of restructuring expenses primarily related to inventory write-downs, employee-related costs and facility exit costs. Of these expenses, $17 million, primarily related to branch consolidation and brand rationalization within our Andrew Page operations, was recorded within Cost of goods sold in the Consolidated Statement of Income during the year ended December 31, 2019, and $20 million was recorded within Restructuring and acquisition related expenses. We currently expect to incur additional expenses of between $5 million and $10 million through the end of 2020 to complete the program.
Acquisition Integration Plans

During the year ended December 31, 2019, we incurred $18 million of restructuring expenses primarily related to our acquisition integration efforts in our Europe segment. These expenses included $14 million related to the integration of our acquisition of Andrew Page, including $4 million within Cost of goods sold in the Consolidated Statement of Income.
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
We expect to incur additional expenses related to the integration of certain of our acquisitions into our existing operations in 2020. These integration activities are expected to include the closure of duplicate facilities, rationalization of personnel in connection with the consolidation of overlapping facilities with our existing business, and moving expenses. Future expenses to complete these integration plans are expected to be less than $5 million.
1 LKQ Europe Program
In September 2019, we announced a multi-year program called "1 LKQ Europe," which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe program, we will reorganize our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. We currently expect to incur between $45 million and $55 million in personnel and inventory related restructuring charges through 2024 as a result of executing the 1 LKQ Europe program. In future periods, we may identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects.

Note 7. Stock-Based Compensation
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we grant equity-based awards under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by our stockholders for issuance under the Equity Incentive Plan is 70 million shares, subject to antidilution and other adjustment provisions. We have granted restricted stock units ("RSUs"), stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by our stockholders for issuance under the Equity Incentive Plan, 10 million shares remained available for issuance as of December 31, 2019. We expect to issue new or treasury shares of common stock to cover past and future equity grants.
RSUs
The RSUs we have issued vest over periods of up to five years, subject to a continued service condition. Currently outstanding RSUs (other than PSUs, which are described below) contain either a time-based vesting condition or a combination of a performance-based vesting condition and a time-based vesting condition, in which case both conditions must be met before any RSUs vest. For all of the RSUs containing a performance-based vesting condition, the Company must report positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date. Each RSU converts into one share of LKQ common stock on the applicable vesting date. The grant date fair value of RSUs is based on the market price of LKQ stock on the grant date.
Starting with our 2019 grants, participants who are eligible for retirement (defined as a voluntary separation of service from the Company after the participant has attained at least 60 years of age and completed at least five years of service) will continue to vest in their awards following retirement; if retirement occurs during the first year of the vesting period (for RSUs subject to a time-based vesting condition) or the first year of the performance period (for RSUs with a performance-based vesting condition), the participant vests in a prorated amount of the RSU grant based on the portion of the year employed. For our RSU grants prior to 2019, participants forfeit their unvested shares upon retirement.
The Compensation Committee of our Board of Directors (the "Compensation Committee") approved the grant of 270,388; 189,204; and 235,537 RSUs to our executive officers that included both a performance-based vesting condition and a time-based vesting condition in 2019, 2018, and 2017, respectively. The performance-based vesting conditions for the 2019, 2018, and 2017 grants to our executive officers have been satisfied.

The fair value of RSUs that vested during the years ended December 31, 2019, 2018, and 2017 was $22 million, $27 million, and $28 million, respectively; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the year ended December 31, 2019:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2019	1,475,682	$34.94
Granted (2)	1,021,535	$27.82
Vested	(796,936)	$32.50
Forfeited / Canceled	(88,255)	$33.38
Unvested as of December 31, 2019	1,612,026	$31.72
Expected to vest after December 31, 2019	1,458,089	$31.75	2.5	$52,054

(1) The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.

(2)	The weighted average grant date fair value of RSUs granted during the years ended December 31, 2018 and 2017 was $42.58 and $32.15, respectively.
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
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the year ended December 31, 2019:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2019	—	$—
Granted (2)	136,170	$27.69
Unvested as of December 31, 2019	136,170	$27.69
Expected to vest after December 31, 2019	136,170	$27.69	2.3	$4,861

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
Stock Options
Stock options vest over periods of up to five years, subject to a continued service condition. Stock options expire either six years or ten years from the date they are granted. No options were granted during 2019 and 2018. No options vested during the year ended December 31, 2019; all of our outstanding options are fully vested.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the year ended December 31, 2019:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of January 1, 2019	1,051,494	$10.15
Exercised	(926,809)	$9.77		$19,725
Canceled	(10,091)	$21.25
Balance as of December 31, 2019	114,594	$12.26	0.1	$2,686
Exercisable as of December 31, 2019	114,594	$12.26	0.1	$2,686

(1) The aggregate intrinsic value of outstanding and exercisable options represents the total pretax intrinsic value (the difference between the fair value of the Company's stock on the last day of each period and the exercise price, multiplied by the number of options where the fair value exceeds the exercise price) that would have been received by the option holders had all option holders exercised their options as of the last day of the period indicated. This amount changes based on the market price of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $18 million and $21 million, respectively.
Stock-Based Compensation Expense
For the RSUs that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. During the years ended December 31, 2019, 2018, and 2017, we recognized $11 million, $8 million, and $7 million, respectively, of stock based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded as they occur.
The components of pre-tax stock-based compensation expense for our continuing operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
RSUs	$27,695	$22,760	$22,826
Stock options and other	—	—	6
Total stock-based compensation expense	$27,695	$22,760	$22,832

The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income for our continuing operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of goods sold	$477	$469	$434
Selling, general and administrative expenses	27,218	22,291	22,398
Total stock-based compensation expense	27,695	22,760	22,832
Income tax benefit	(6,227)	(5,220)	(5,459)
Total stock-based compensation expense, net of tax	$21,468	$17,540	$17,373
We have not capitalized any stock-based compensation costs during the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, unrecognized compensation expense related to unvested RSUs and PSUs is expected to be recognized as follows (in thousands):

2020	$16,776
2021	10,863
2022	6,054
2023	2,641
2024	182
Total unrecognized compensation expense	$36,516

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
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Income from continuing operations	$543,415	$487,565	$536,974
Denominator for basic earnings per share—Weighted-average shares outstanding	310,155	314,428	308,607
Effect of dilutive securities:
RSUs	393	409	544
PSUs	—	—	—
Stock options	421	1,012	1,498
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	310,969	315,849	310,649
Basic earnings per share from continuing operations	$1.75	$1.55	$1.74
Diluted earnings per share from continuing operations (1)	$1.75	$1.54	$1.73

(1) Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Antidilutive securities:
RSUs	586	410	37
Stock options	24	8	39

Note 9. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2017	$(272,529)	$8,091	$(2,737)	$—	$(267,175)
Pretax income (loss)	206,451	(44,550)	361	—	162,262
Income tax effect	(7,366)	16,390	(100)	—	8,924
Reclassification of unrealized loss (gain)	—	50,090	(3,519)	—	46,571
Reclassification of deferred income taxes	—	(18,483)	659	—	(17,824)
Disposal of business, net	1,511	—	(3,436)	—	(1,925)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(1,309)	(1,309)
Balance at December 31, 2017	$(71,933)	$11,538	$(8,772)	$(1,309)	$(70,476)
Pretax (loss) income	(113,030)	37,552	1,132	—	(74,346)
Income tax effect	4,507	(8,846)	(403)	—	(4,742)
Reclassification of unrealized gain	—	(37,009)	(54)	—	(37,063)
Reclassification of deferred income taxes	—	8,653	22	—	8,675
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(2,343)	(2,343)
Adoption of ASU 2018-02	2,859	2,486	—	—	5,345
Balance at December 31, 2018	$(177,597)	$14,374	$(8,075)	$(3,652)	$(174,950)
Pretax income (loss)	7,083	23,850	(31,801)	—	(868)
Income tax effect	—	(5,579)	8,579	—	3,000
Reclassification of unrealized gain	—	(35,686)	(782)	—	(36,468)
Reclassification of deferred income taxes	—	8,399	145	—	8,544
Disposal of business	(379)	—	—	—	(379)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	236	236
Balance at December 31, 2019	$(170,893)	$5,358	$(31,934)	$(3,416)	$(200,885)

The amounts of unrealized gains and losses on our Cash Flow Hedges reclassified to our Consolidated Statements of Income are as follows (in thousands):

		Year Ended
		December 31
	Classification	2019	2018	2017
Unrealized gains on interest rate swaps	Interest expense	$5,872	$5,482	$373
Unrealized gains on cross currency swaps	Interest expense	15,794	11,105	6,835
Unrealized gains (losses) on cross currency swaps (1)	Interest income and other income, net	14,020	20,422	(57,298)
Total		$35,686	$37,009	$(50,090)

(1)	The amounts reclassified to Interest income and other income, net in our Consolidated Statements of Income offset the impact of the remeasurement of the underlying transactions.
Net unrealized losses related to our pension plans were reclassified to Interest income and other income, net in our Consolidated Statements of Income during each of the years ended December 31, 2019 and 2018.
Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Consolidated Statements of Income.

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

Note 10. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	December 31,
	2019	2018
Senior secured credit agreement:
Term loans payable	$341,250	$350,000
Revolving credit facilities	1,268,008	1,387,177
U.S. Notes (2023)	600,000	600,000
Euro Notes (2024)	560,650	573,350
Euro Notes (2026/28)	1,121,300	1,146,700
Receivables securitization facility	—	110,000
Notes payable through October 2030 at weighted average interest rates of 3.2% and 2.0%, respectively	26,971	23,056
Finance lease obligations at weighted average interest rates of 4.1% and 4.5%, respectively	40,837	39,966
Other debt at weighted average interest rates of 1.8% and 1.8%, respectively	113,010	117,448
Total debt	4,072,026	4,347,697
Less: long-term debt issuance costs	(29,990)	(36,906)
Less: current debt issuance costs	(280)	(291)
Total debt, net of debt issuance costs	4,041,756	4,310,500
Less: current maturities, net of debt issuance costs	(326,367)	(121,826)
Long term debt, net of debt issuance costs	$3,715,389	$4,188,674

The scheduled maturities of long-term obligations outstanding at December 31, 2019 are as follows (in thousands):

2020 (1)	$326,648
2021 (1)	133,951
2022	25,912
2023	21,650
2024 (1)	2,427,714
Thereafter	1,136,151
Total debt (2)	$4,072,026

(1)
Of the $600 million U.S. Notes (2023) that were redeemed in January 2020, in the table above $185 million is included in 2020 (reflecting the amount repaid with cash on hand), $105 million is included in 2021 (reflecting the amount repaid using borrowings under the receivables securitization facility), and $310 million is included in 2024 (reflecting the amount repaid using borrowings under the revolving credit facility).

(2)	The total debt amounts presented above exclude debt issuance costs totaling $30 million as of December 31, 2019.

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
Amounts under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024. Term loan borrowings, which totaled $341 million as of December 31, 2019, are due and payable in quarterly installments equal to approximately $4 million on the last day of each fiscal quarter, with the remaining balance due and payable on January 29, 2024. The increase in the revolving credit facility's multicurrency component of $400 million was used in part to pay down $240 million of the term loan (to the new $350 million amount that was outstanding as of the date of the amendment); the remainder was used for general corporate purposes.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 11, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at December 31, 2019 and 2018 were 1.6% and 1.9%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were $18 million classified as current maturities at December 31, 2019 compared to $9 million at December 31, 2018. As of December 31, 2019, there were letters of credit outstanding in the aggregate amount of $69 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at December 31, 2019 was $1.8 billion.
Related to the execution of Amendment No. 3 to the Fourth Amended and Restated Credit Agreement in November 2018, we incurred $4 million of fees, the majority of which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement. The amounts recorded as a loss on debt extinguishment in the Consolidated Statements of Income for the years ended December 31, 2018 and 2017 were primarily related to the write-off of capitalized debt issuance costs related to various amendments to our Fourth Amended and Restated Credit Agreement.
U.S. Notes (2023)
In 2013, we issued $600 million aggregate principal amount of 4.75% senior notes due 2023 (the "U.S. Notes (2023)"). The U.S. Notes (2023) were governed by the Indenture dated as of May 9, 2013 (the "U.S. Notes (2023) Indenture") among LKQ Corporation, certain of our subsidiaries (the "Guarantors"), the trustee, paying agent, transfer agent and registrar. The U.S. Notes (2023) were registered under the Securities Act of 1933.
The U.S. Notes (2023) bore interest at a rate of 4.75% per year from the most recent payment date on which interest had been paid or provided for. Interest on the U.S. Notes (2023) was payable in arrears on May 15 and November 15 of each year. The U.S. Notes (2023) were fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
The U.S. Notes (2023) and the related guarantees were, respectively, LKQ Corporation's and each Guarantor's senior unsecured obligations and were subordinated to all of the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the U.S. Notes (2023) were effectively subordinated to all of the liabilities of our subsidiaries that were not guaranteeing the U.S. Notes (2023) to the extent of the assets of those subsidiaries.
On January 10, 2020, we redeemed the U.S Notes (2023) at a redemption price equal to 101.583% of the principal amount of the U.S. Notes (2023) plus accrued and unpaid interest thereon to, but not including, January 10, 2020. The total redemption payment was $614 million, including an early-redemption premium of $9 million and accrued and unpaid interest of $4 million. In the first quarter of 2020, we will record a loss on debt extinguishment of $13 million related to the redemption due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
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
The Euro Notes (2024) and the related guarantees are, respectively, LKQ Italia's and each Euro Notes (2024) Guarantor’s senior unsecured obligations and are subordinated to all of LKQ Italia's and the Euro Notes (2024) Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes (2024) are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes (2024) to the extent of the assets of those subsidiaries. The Euro Notes (2024) have been listed on the ExtraMOT, Professional Segment of the Borsa Italia S.p.A. securities exchange and the Global Exchange Market of Euronext Dublin.
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
The Euro Notes (2026/28) are redeemable, in whole or in part, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after April 1, 2021, we may redeem some or all of the 2026 notes at the applicable redemption prices set forth in the Euro Notes (2026/28) Indenture. On or after April 1, 2023, we may redeem some or all of the 2028 notes at the applicable redemption prices set forth in the Euro Notes (2026/28) Indenture. We also may redeem up to 35% of the 2026 notes and up to 35% of the 2028 notes before April 1, 2021 with the net cash proceeds from certain equity offerings. We may be required to make an offer to purchase the Euro Notes (2026/28) upon the sale of certain assets, subject to certain exceptions, and upon a change of control. In addition, in the event of certain developments affecting taxation or under certain other circumstances which, in any case, require the payment of certain additional amounts, we may redeem the Euro Notes (2026/28) in whole, but not in part, at any time at a redemption price of 100% of the principal amount thereof, plus accrued but unpaid interest, if any, and such certain additional amounts, if any, to the redemption date.
Related to the execution of the Euro Notes (2026/28) in April 2018, we incurred $16 million of fees, which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the Euro Notes (2026/28).
Restricted Payments
Our senior secured credit agreement and our senior notes indentures contain limitations on payment of cash dividends or other distributions of assets. Based on limitations in effect under our senior secured credit agreement and senior notes indentures, the maximum amount of dividends we could pay as of December 31, 2019 was approximately $1.9 billion. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing on our Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. While there were no borrowings on our receivables securitization facility as of December 31, 2019, $132 million of net receivables were available as collateral for the investment under the receivables facility as of December 31, 2019; there were also $132 million of net receivables available as collateral as of December 31, 2018.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) LIBOR, or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. The outstanding balance was $110 million as of December 31, 2018, and there was no outstanding balance as of December 31, 2019. At December 31, 2018, we classified the outstanding balance as long-term on the Consolidated Balance Sheets because we have the ability and intent to refinance these borrowings on a long-term basis.

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
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of fluctuating exchange rates on these future cash flows. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. Changes in the fair value of the foreign currency forward contracts are recorded in Accumulated Other Comprehensive Income (Loss) and reclassified to Interest income and other income, net when the underlying transaction has an impact on earnings.
We hold cross currency swaps, which contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. Changes in the fair value of the derivative instruments are recorded in Accumulated Other Comprehensive Income (Loss) and are reclassified to Interest expense and Interest income and other income, net when the underlying transactions have an impact on earnings. For certain of the swaps, the notional amount steps down by €4 million quarterly, with the balance maturing at the end of the contract. Our cross currency swaps have maturity dates in October 2020 and January 2021. In October 2019, one of our cross currency swaps matured with a notional amount of $92 million (€80 million).
The activity related to our cash flow hedges is presented in operating activities in our Consolidated Statements of Cash Flows.
The following tables summarize the notional amounts and fair values of our designated cash flow hedges as of December 31, 2019 and 2018 (in thousands):

	Notional Amount	Fair Value at December 31, 2019 (USD)
	December 31, 2019	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$3,262	$—	$—
Cross currency swap agreements
USD/euro	$466,621	2,975	181	970	23,349
Total cash flow hedges		$2,975	$3,443	$970	$23,349

	Notional Amount	Fair Value at December 31, 2018 (USD)
	December 31, 2018	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$14,967	$—	$—
Cross currency swap agreements
USD/euro	$574,315	211	7,669	127	40,870
Total cash flow hedges		$211	$22,636	$127	$40,870

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on our Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Prepaid expenses and other current assets and Other accrued expenses on our Consolidated Balance Sheets of $1 million at December 31, 2019. The impact of netting the fair values of these contracts would result in a decrease to Other noncurrent assets and Other noncurrent liabilities on our Consolidated Balance Sheets of $1 million and $14 million at December 31, 2019 and 2018, respectively.
The activity related to our cash flow hedges is included in Note 9, "Accumulated Other Comprehensive Income (Loss)." As of December 31, 2019, we estimate that we will reclassify $12 million of derivative gains (net of tax) from Accumulated Other Comprehensive Income (Loss) to Interest expense in our Consolidated Statements of Income within the next 12 months. We estimate that we will also reclassify $8 million of derivative losses (net of tax) from Accumulated Other Comprehensive Income (Loss) to Interest income and other income, net in our Consolidated Statements of Income within the next 12 months; the reclassification of derivative losses to Interest income and other income, net offsets the projected impact of the remeasurement of the underlying transactions.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at December 31, 2019 and 2018, along with the effect on our results of operations in 2019, 2018 and 2017, were immaterial.

Note 12. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the year ended December 31, 2019, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2019 and December 31, 2018 (in thousands):

	Balance as of December 31, 2019	Fair Value Measurements as of December 31, 2019
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$60,637	$—	$60,637	$—
Interest rate swaps	3,262	—	3,262	—
Cross currency swap agreements	3,156	—	3,156	—
Total Assets	$67,055	$—	$67,055	$—
Liabilities:
Contingent consideration liabilities	$11,539	$—	$—	$11,539
Deferred compensation liabilities	63,981	—	63,981	—
Cross currency swap agreements	24,319	—	24,319	—
Total Liabilities	$99,839	$—	$88,300	$11,539

	Balance as of December 31, 2018	Fair Value Measurements as of December 31, 2018
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$47,649	$—	$47,649	$—
Interest rate swaps	14,967	—	14,967	—
Cross currency swap agreements	7,880	—	7,880	—
Total Assets	$70,496	$—	$70,496	$—
Liabilities:
Contingent consideration liabilities	$5,209	$—	$—	$5,209
Deferred compensation liabilities	48,984	—	48,984	—
Cross currency swap agreements	40,997	—	40,997	—
Total Liabilities	$95,190	$—	$89,981	$5,209

The cash surrender value of life insurance is included in Other noncurrent assets on our Consolidated Balance Sheets. The current portion of deferred compensation is included in Accrued payroll-related liabilities and the current portion of contingent consideration liabilities is included in Other current liabilities on our Consolidated Balance Sheets; the noncurrent portion of these amounts is included in Other noncurrent liabilities on our Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and cross currency swap agreements is presented in Note 11, "Derivative Instruments and Hedging Activities."
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Consolidated Balance Sheets at cost. Based on market conditions as of December 31, 2019 and 2018, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.6 billion and $1.7 billion, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility reasonably approximated the carrying value of $110 million at December 31, 2018; as of December 31, 2019, there were no outstanding borrowings under the receivables facility. As of December 31, 2019 and December 31, 2018, the fair values of the U.S. Notes (2023) were approximately $609 million and $574 million, respectively, compared to a carrying value of $600 million at each date. As of December 31, 2019 and December 31, 2018, the fair values of the Euro Notes (2024) were approximately $632 million and $586 million compared to carrying values of $561 million and $573 million, respectively. As of December 31, 2019, the fair value of the Euro Notes (2026/28) was $1.2 billion compared to a carrying value of $1.1 billion; as of December 31, 2018, the fair value of the Euro Notes (2026/28) approximated the carrying value of $1.1 billion.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2019 to assume these obligations. The fair value of our U.S. Notes (2023) is classified as Level 1 within the fair value hierarchy since it is determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 13. Leases
We lease certain warehouses, distribution centers, retail stores, office space, land, vehicles and equipment. We determine if an arrangement is a lease at inception. Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the implicit rate for most of our leases is not readily determinable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Upon adoption of the new lease standard, we utilized our incremental borrowing rate as of the date of adoption. We determine our incremental borrowing rate by analyzing yield curves with consideration of lease term, and country and company specific factors. The operating lease ROU asset also includes any lease prepayments and excludes lease incentives.
Many of our leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 40 years or more. For each lease, we consider whether we are reasonably certain to exercise these options to extend. Other contracts may contain termination options that we assess to determine whether we are reasonably certain not to exercise those options. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
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
For leases with an initial term of 12 months or less, we have not recognized an operating lease ROU asset or operating lease liability on the Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease terms.
We guarantee the residual values for the majority of our vehicles. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a vehicle is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a vehicle is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2019, our portion of the guaranteed residual value would have totaled approximately $67 million. Other than the residual value guarantees associated with our vehicles discussed above, we do not have any other material residual value guarantees or restrictive covenants.
The amounts recorded on the Consolidated Balance Sheet as of December 31, 2019 related to our lease agreements are as follows (in thousands):

Leases	Classification	December 31, 2019

Assets
Operating lease assets, net	Operating lease assets, net	$1,308,511
Finance lease assets, net	Property, plant and equipment, net	39,077
Total leased assets		$1,347,588
Liabilities
Current
Operating	Current portion of operating lease liabilities	$221,527
Finance	Current portion of long-term obligations	9,409
Noncurrent
Operating	Long-term operating lease liabilities, excluding current portion	1,137,597
Finance	Long-term obligations, excluding current portion	31,428
Total lease liabilities		$1,399,961

The components of lease expense are as follows (in thousands):

		Year Ended
Lease Cost	Classification	December 31, 2019

Operating lease cost	Cost of goods sold	$13,416
Operating lease cost	Selling, general and administrative expenses	303,619
Short-term lease cost	Selling, general and administrative expenses	9,392
Variable lease cost	Selling, general and administrative expenses	95,899
Finance lease cost
Amortization of leased assets	Depreciation and amortization	10,277
Interest on lease liabilities	Interest expense	1,546
Sublease income	Selling, general and administrative expenses	(1,640)
Net lease cost		$432,509

The future minimum lease commitments under our noncancelable operating leases at December 31, 2018 were as follows (in thousands):

Years ending December 31:
2019	$294,269
2020	256,172
2021	210,632
2022	158,763
2023	131,518
Thereafter	777,165
Future Minimum Lease Payments	$1,828,519

The future minimum lease commitments under our leases at December 31, 2019 are as follows (in thousands):

	Operating leases	Finance leases (1)	Total
Years ending December 31:
2020	$288,726	$10,121	$298,847
2021	249,168	8,743	257,911
2022	200,546	7,166	207,712
2023	167,858	3,591	171,449
2024	138,502	3,138	141,640
Thereafter	760,030	19,381	779,411
Future minimum lease payments	1,804,830	52,140	1,856,970
Less: Interest	445,706	11,303	457,009
Present value of lease liabilities	$1,359,124	$40,837	$1,399,961

(1)
Amounts are included in the scheduled maturities of long-term obligations in "Note 10, "Long-Term Obligations" and in the “Liquidity and Capital Resources” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K.

As of December 31, 2019, we have additional minimum operating lease payments for leases that have not yet commenced of $144 million. These operating leases will commence in the next 18 months with lease terms of 1 to 25 years. Most of these leases have not commenced as the assets are in the process of being constructed. The amount includes payments expected to be made under the Benelux region central distribution center lease commencing in early 2021 after construction is completed. The lease has a term of 15 years with two renewal options of 5 years each.
Other information related to leases was as follows:

Lease Term and Discount Rate	December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	9.5
Finance leases	9.2
Weighted-average discount rate
Operating leases	5.2%
Finance leases	4.1%

Year Ended
Supplemental cash flows information (in thousands)	December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$297,712
Financing cash outflows from finance leases	11,744
Leased assets obtained in exchange for new finance lease liabilities	13,326
Leased assets obtained in exchange for new operating lease liabilities	144,142

Note 14. Employee Benefit Plans
Defined Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.
On June 28, 2019, we approved an amendment to terminate our primary defined benefit plan in the U.S. (the "U.S. Plan") and freeze all related benefit accruals, effective June 30, 2019. The distribution of the U.S. Plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed in 2020. U.S. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third party annuity provider. The resulting settlement effect of the U.S. Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result, we are currently unable to reasonably estimate either the timing or the final amount of such settlement charges. Based on the valuation performed as of December 31, 2019, the U.S. Plan has an underfunded status of $8 million.
Funded Status
The table below summarizes the funded status of our defined benefit plans (in thousands):

	December 31,
	2019	2018
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$201,492	$126,031
Acquisitions (1)	2,071	79,211
Service cost	3,592	3,215
Interest cost	4,077	3,476
Participant contributions	408	415
Actuarial (gain) / loss	32,018	(989)
Benefits paid (2)	(6,849)	(4,447)
Curtailment	(6)	—
Settlement (3)	(8,493)	(756)
Currency impact	(2,922)	(4,664)
Projected benefit obligation - end of year	$225,388	$201,492
Change in fair value of plan assets:
Fair value - beginning of year	$91,672	$82,852
Acquisitions (1)	—	251
Actual return on plan assets	2,558	3,018
Employer contributions	4,740	9,975
Participant contributions	408	415
Benefits paid	(6,770)	(2,788)
Settlement (3)	(8,493)	—
Currency impact	(810)	(2,051)
Fair value - end of year	$83,305	$91,672
Funded status at end of year (liability)	$(142,083)	$(109,820)

Accumulated benefit obligation	$222,607	$199,337

(1)	2018 amounts relate primarily to the addition of plans in connection with our acquisition of Stahlgruber.

(2)	Includes amounts paid from plan assets as well as amounts paid from Company assets.

(3)
During 2019, settlement accounting was triggered for three of our European pension plans resulting in a net gain of less than $1 million recognized in Interest income and other income, net in our Consolidated Statements of Income.

The net amounts recognized for defined benefit plans in the Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2019	2018
Non-current assets	$—	$377
Current liabilities	(11,754)	(3,280)
Non-current liabilities	(130,329)	(106,917)
	$(142,083)	$(109,820)

The following table summarizes the accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	December 31,
	2019	2018
Accumulated benefit obligation	$222,607	$169,097
Aggregate fair value of plan assets	83,305	60,988

The following table summarizes the projected benefit obligation and aggregate fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets (in thousands):

	December 31,
	2019	2018
Projected benefit obligation	$225,388	$171,185
Aggregate fair value of plan assets	83,305	60,988

The table below summarizes the weighted-average assumptions used to calculate the year-end benefit obligations:

	2019	2018
Discount rate used to determine benefit obligation	1.4%	2.1%
Rate of future compensation increase	1.7%	0.9%

Net Periodic Benefit Cost
The table below summarizes the components of net periodic benefit cost for our defined benefit plans (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Service cost	$3,592	$3,215	$4,525
Interest cost	4,077	3,476	3,670
Expected return on plan assets (1)	(2,337)	(2,949)	(2,467)
Amortization of prior service credit	—	—	(181)
Amortization of actuarial (gain) loss (2)	(404)	(54)	473
Curtailment gain	—	—	(3,811)
Settlement (gain) / loss	(378)	74	(4)
Net periodic benefit cost	$4,550	$3,762	$2,205

(1)	We use the fair value of our plan assets to calculate the expected return on plan assets.

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

For the years ended December 31, 2019, 2018 and 2017, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Interest income and other income, net in our Consolidated Statements of Income.
The table below summarizes the weighted-average assumptions used to calculate the net periodic benefit cost in the table above:

	2019	2018	2017
Discount rate used to determine service cost	1.3%	1.3%	1.5%
Discount rate used to determine interest cost	2.5%	2.5%	3.0%
Rate of future compensation increase	1.8%	1.9%	1.3%
Expected long-term return on plan assets (1)	3.1%	4.8%	5.0%

(1)	Our expected long-term return on plan assets is determined based on our asset allocation and estimate of future long-term returns by asset class.
Assumed mortality is also a key assumption in determining benefit obligations and net periodic benefit cost. In some of our European plans, a price inflation index is also an assumption in determining benefit obligations and net periodic benefit cost.
As of December 31, 2019, the pre-tax amounts recognized in Accumulated other comprehensive income consisted of $42 million of net actuarial losses for our defined benefit plans that have not yet been recognized in net periodic benefit cost. Of this amount, we expect $1 million to be recognized as a component of net periodic benefit cost during the year ending December 31, 2020.
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
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at December 31, 2019 and December 31, 2018 are the same.
Level 1 investments: Cash and cash equivalents are valued based on cost, which approximates fair value. Short-term investments are valued initially at cost and adjusted for amortization of any discount or premium. U.S. Bond funds are priced by industry vendors such as Intercontinental Exchange (ICE) Data Services using benchmark yields, reported trades, issuer spreads, and broker/dealer quotes.
Level 3 investments: Investments in insurance contracts represent the cash surrender value of the insurance policy. These are actuarially determined amounts based on projections of future benefit payments, discount rates, and expected long-term rate of return on assets.
The remaining pension assets are valued at net asset value based on the underlying assets owned by the fund administrator, minus liabilities, divided by the number of units outstanding and are included in the table below to reconcile the total investment fair value of our plan assets.
For our unfunded pension plans, the Company pays the defined benefit plan obligations when they become due. The table below summarizes the fair value of our defined benefit plan assets by asset category within the fair value hierarchy for our funded defined benefit pension plans (in thousands):

	December 31,
	2019					2018
	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	Total
Cash and cash-equivalents (1)	$—	$—	$—	$—	$—	$30,684	$—	$—	$30,684
Short-term investments	433	—	—	—	433	—	—	—	—
U.S. Bonds (2)	29,035	—	—	—	29,035	—	—	—	—
Insurance contracts	—	—	40,676	—	40,676	—	—	60,988	60,988
Mutual fund (3)	—	—	—	13,161	13,161	$—	$—	$—	—
Total investments at fair value	$29,468	$—	$40,676	$13,161	$83,305	$30,684	$—	$60,988	$91,672

(1)	Consists of institutional short-term investment funds.

(2)	Consists primarily of U.S. Treasury notes with readily available pricing data.

(3)	The underlying assets of the mutual fund valued at NAV consist of international bonds, equity, real estate and other investments.
The following table summarizes the changes in fair value measurements of Level 3 investments for our defined benefit plans (in thousands):

	December 31,
	2019	2018
Balance at beginning of year	$60,988	$60,774
Actual return on plan assets:
Relating to assets held at the reporting date	1,424	2,556
Purchases, sales and settlements	(1,181)	(541)
Transfers in and/or out of Level 3	(19,640)	255
Currency impact	(915)	(2,056)
Balance at end of year	$40,676	$60,988

Assets for our defined benefit pension plans in Europe are invested primarily in insurance policies. Under these contracts, we pay premiums to the insurance company, which are based on an internal actuarial analysis performed by the insurance company; the insurance company then funds the pension payments to the plan participants upon retirement. In 2019, we changed our funding for one of our European plans from insurance contracts to a direct investment in a mutual fund which is invested in various international bond, equity, real estate and other investments. The assets for our U.S. plan are managed by a master trust, with oversight responsibility by our Benefits Committee. During 2019, we engaged an investment advisor to help minimize the volatility in our funded status as we began the process of terminating our U.S. Plan. As a result, we updated our investment strategy such that as of December 31, 2019 our U.S. Plan assets reside primarily in U.S. Bonds, with a smaller allocation of assets in short-term investments. The new investment policy and allocation of the assets was approved by our Benefits Committee.
Employer Contributions and Estimated Future Benefit Payments
During the year ended December 31, 2019, we contributed $5 million to our pension plans. We estimate that contributions to our pension plans during 2020 will be $13 million.
The following table summarizes estimated future benefit payments as of December 31, 2019 (in thousands):

Year Ended December 31,	Amount
2020 (1)	$43,446
2021	4,357
2022	4,890
2023	5,003
2024	5,474
2025 - 2029	29,946

(1) This amount includes the gross benefit payments expected to be paid to settle the U.S. Plan, exclusive of plan assets.

Note 15. Income Taxes
The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$101,839	$90,216	$196,825
State	24,925	25,851	27,149
Foreign	81,081	77,508	58,123
Total current provision for income taxes	$207,845	$193,575	$282,097
Deferred:
Federal	$22,173	$14,977	$(37,486)
State	6,376	4,386	4,044
Foreign	(21,064)	(21,543)	(13,095)
Total deferred provision (benefit) for income taxes	$7,485	$(2,180)	$(46,537)
Provision for income taxes	$215,330	$191,395	$235,560

Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$616,842	$562,758	$575,148
Foreign	174,180	180,673	191,479
Income from continuing operations before provision for income taxes	$791,022	$743,431	$766,627

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
U.S. federal tax reform - federal deferred tax rate change	—%	—%	(9.5)%
U.S. federal tax reform - transition tax on foreign earnings	0.1%	(1.3)%	6.6%
State income taxes, net of state credits and federal tax impact	3.2%	3.5%	2.8%
Impact of rates on international operations	1.4%	0.9%	(3.2)%
Excess tax benefits from stock-based compensation	(0.3)%	(0.6)%	(1.0)%
Non-deductible expenses	0.9%	1.6%	1.1%
Other, net	0.9%	0.6%	(1.1)%
Effective tax rate	27.2%	25.7%	30.7%

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

Transition Tax on Foreign Earnings: In the fourth quarter of 2017, we recognized a provisional income tax expense of $51 million related to the one-time transition tax on foreign earnings. During the third quarter of 2018, we recorded a $10 million favorable adjustment to the provisional amount. As of December 31, 2018, we substantially completed our analysis of the transition tax, and the liability was no longer considered provisional. In the third quarter of 2019, we amended our 2017 transition tax calculation and recorded an additional expense of $1 million. As permitted by the Tax Act, we elected to pay the final $42 million liability in installments over 8 years. This liability has been reduced by the first two installments and other payment credits to $33 million and is recorded in Other noncurrent liabilities on our Consolidated Balance Sheets.
Revaluation of Deferred Tax Assets and Liabilities: As a result of the Tax Act reduction in the U.S. federal statutory rate from 35% to 21%, at December 31, 2017, we recorded a provisional decrease to net deferred tax liabilities and a corresponding provisional U.S. federal deferred tax benefit of $73 million. There were no subsequent adjustments recognized with regard to the revaluation of deferred taxes, and the accounting for this impact of the Tax Act is complete.
GILTI: While the Tax Act provides for a modified territorial tax system, under a highly complex provision commonly known as GILTI, the Tax Act subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries, subject to relief for available foreign tax credits. The FASB Staff Q&A, Topic 740, No. 5, "Accounting for GILTI," provides that an accounting policy election can be made either to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred. For the years ended December 31, 2019 and 2018, the impact of GILTI increased our effective tax rate by approximately 0.6% and 0.3%, respectively.
Indefinite Reinvestment Assertion: Undistributed earnings of our foreign subsidiaries amounted to approximately $743 million at December 31, 2019. Through December 31, 2017, it was our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and no U.S. deferred income taxes or foreign withholding taxes were recorded. Beginning in 2018, the Tax Act generally provided a 100% participation exemption from further U.S. taxation of dividends received from 10-percent or more owned foreign corporations held by U.S. corporate shareholders. Although future dividend income is exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, either as a result of the participation exemption, or due to the previous taxation of such earnings under the transition tax and GILTI regime, companies must still apply the guidance of ASC 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Further, the 2017 transition tax reduced a majority of the previous outside basis differences in our foreign subsidiaries, and most of any new differences arising have extensive interaction with the GILTI regime discussed above.
Based on a review of our global financing and capital expenditure requirements as of December 31, 2019, we have made no changes to our assertion that we plan to permanently reinvest the undistributed earnings of our international subsidiaries. Thus, no deferred U.S. income taxes or potential foreign withholding taxes have been recorded. Due to the complexity of the new U.S. tax regime, it remains impractical to estimate the amount of deferred taxes potentially payable were such earnings to be repatriated.
Although the SAB 118 measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred Tax Assets:
Accrued expenses and reserves	$51,869	$60,337
Qualified and nonqualified retirement plans	31,053	20,525
Inventory	12,679	15,474
Accounts receivable	14,025	16,208
Interest deduction carryforwards	25,448	20,392
Stock-based compensation	4,755	4,859
Operating lease assets, net	303,705	—
Net operating loss carryforwards	16,287	13,222
Other	11,777	12,370
Total deferred tax assets, gross	471,598	163,387
Less: valuation allowance	(41,815)	(34,779)
Total deferred tax assets	$429,783	$128,608
Deferred Tax Liabilities:
Goodwill and other intangible assets	$219,879	$216,699
Property, plant and equipment	100,461	87,839
Trade name	108,039	116,615
Operating lease liabilities	292,498	—
Other	8,916	15,511
Total deferred tax liabilities	$729,793	$436,664
Net deferred tax liability	$(300,010)	$(308,056)

Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2019	2018
Noncurrent deferred tax assets	$10,119	$3,378
Noncurrent deferred tax liabilities	310,129	311,434

Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in Other noncurrent assets and Deferred income taxes, respectively, on our Consolidated Balance Sheets.
We had net operating loss carryforwards, primarily for certain international tax jurisdictions, the tax benefits of which were $16 million and $13 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, we had tax credit carryforwards for certain U.S. state jurisdictions, the tax benefits of which total less than $1 million and $1 million, respectively. As of December 31, 2019 and 2018, we had interest deduction carryforwards, primarily in Italy and Germany, the tax benefits of which were $25 million and $20 million, respectively. As of December 31, 2019 and 2018, we had a U.S. capital loss carryforward, the tax benefit of which was $5 million. As of December 31, 2019 and 2018, valuation allowances of $42 million and $35 million, respectively, were recorded for deferred tax assets related to the Italy and Germany interest deduction carryforwards, the U.S. capital loss carryforward, and for certain foreign and U.S. net operating loss carryforwards. The $7 million net increase in valuation allowances was primarily attributable to a $5 million valuation allowance provided on the interest deduction carryforwards generated in 2019 due to thin capitalization constraints in Italy and Germany.
The net operating losses generally carry forward for an indefinite period. The interest deduction carryforwards in Italy and Germany do not expire. U.S. capital losses carry forward for five years. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates, where applicable, or in the case of interest carryforwards subject to legislative thin capitalization constraints, typically growth in EBITDA. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in tax laws or in estimates of future taxable income may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Balance at January 1	$1,237	$1,690	$2,146
Additions for acquired tax positions	1,376	—	73
Additions based on tax positions related to the current year	50	5	5
Lapse of statutes of limitations	(297)	(458)	(534)
Cumulative translation adjustment	(49)	—	—
Balance at December 31	$2,317	$1,237	$1,690

Included in the balance of unrecognized tax benefits above as of December 31, 2019 are approximately $2 million, and as of December 31, 2018 and 2017, approximately $1 million, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2019, 2018 and 2017 includes approximately $1 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Attributable to the unrecognized tax benefits noted above, the Company had accumulated interest and penalties of less than $1 million at December 31, 2019, 2018 and 2017. During each of the years ended December 31, 2019, 2018 and 2017, an immaterial amount of interest and penalties were recorded through the income tax provision, prior to any reversals for lapses in the statutes of limitations.
During the twelve months beginning January 1, 2020, it is reasonably possible that we will reduce unrecognized tax benefits by less than $1 million, an immaterial amount of which would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.
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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Year Ended December 31, 2019
Revenue:
Third Party	$5,208,589	$5,838,124	$1,459,396	$—	$12,506,109
Intersegment	705	—	4,646	(5,351)	—
Total segment revenue	$5,209,294	$5,838,124	$1,464,042	$(5,351)	$12,506,109
Segment EBITDA	$712,957	$454,220	$161,184	$—	$1,328,361
Depreciation and amortization (1)	93,747	191,195	29,464	—	314,406
Year Ended December 31, 2018
Revenue:
Third Party	$5,181,964	$5,221,754	$1,472,956	$—	$11,876,674
Intersegment	645	—	4,724	(5,369)	—
Total segment revenue	$5,182,609	$5,221,754	$1,477,680	$(5,369)	$11,876,674
Segment EBITDA	$660,153	$422,721	$168,525	$—	$1,251,399
Depreciation and amortization (1)	87,348	178,473	28,256	—	294,077
Year Ended December 31, 2017
Revenue:
Third Party	$4,798,901	$3,636,811	$1,301,197	$—	$9,736,909
Intersegment	750	—	4,319	(5,069)	—
Total segment revenue	$4,799,651	$3,636,811	$1,305,516	$(5,069)	$9,736,909
Segment EBITDA	$655,275	$319,156	$142,159	$—	$1,116,590
Depreciation and amortization (1)	86,303	120,805	23,095	—	230,203

(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
The key measure of segment profit or loss reviewed by our chief operating decision maker, who is our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold), change in fair value of contingent consideration liabilities, other gains and losses related to acquisitions, equity method investments or divestitures, equity in losses and earnings of unconsolidated subsidiaries, and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income, less net income (loss) attributable to continuing and discontinued noncontrolling interest, excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense.

The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$545,034	$483,168	$530,228
Less: net income attributable to continuing noncontrolling interest	2,800	3,050	(3,516)
Less: net income attributable to discontinued noncontrolling interest	974	—	—
Net income attributable to LKQ stockholders	541,260	480,118	533,744
Subtract:
Net income (loss) from discontinued operations	1,619	(4,397)	(6,746)
Net income attributable to discontinued noncontrolling interest	(974)	—	—
Net income from continuing operations attributable to LKQ stockholders	540,615	484,515	540,490
Add:
Depreciation and amortization	290,770	274,213	219,546
Depreciation and amortization - cost of goods sold	21,007	19,864	10,657
Depreciation and amortization - restructuring expenses - cost of goods sold	305	—	—
Depreciation and amortization - restructuring expenses	2,324	—	—
Interest expense, net of interest income	136,274	144,536	100,620
(Gain) loss on debt extinguishment	(128)	1,350	456
Provision for income taxes	215,330	191,395	235,560
EBITDA	1,206,497	1,115,873	1,107,329
Subtract:
Equity in (losses) earnings of unconsolidated subsidiaries (1)	(32,277)	(64,471)	5,907
Fair value loss on Mekonomen derivative instrument (1)	—	(5,168)	—
Gain due to resolution of acquisition related matter	12,063	—	—
Gains on bargain purchases and previously held equity interests (2)	1,157	2,418	3,870
Add:
Restructuring and acquisition related expenses (3)	34,658	32,428	19,672
Restructuring expenses - cost of goods sold (4)	20,654	—	—
Inventory step-up adjustment - acquisition related	—	403	3,584
Impairment of net assets held for sale and goodwill (5) (6)	47,102	35,682	—
Change in fair value of contingent consideration liabilities	393	(208)	(4,218)
Segment EBITDA	$1,328,361	$1,251,399	$1,116,590

(1)	Refer to "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," for further information.

(2)
Reflects the gains on bargain purchases and previously held equity interests related to our acquisitions of wholesale businesses in Europe and Andrew Page. See Note 2, "Business Combinations," for further information on bargain purchases.

(3)
Excludes $2 million of depreciation expense that is reported in Restructuring and acquisition related expenses in our Consolidated Statements of Income. Refer to Note 6, "Restructuring and Acquisition Related Expenses," for further information.

(4)	Refer to Note 6, "Restructuring and Acquisition Related Expenses," for further information.

(5)	Refer to "Intangible Assets" in Note 4, "Summary of Significant Accounting Policies," for further information on the impairment of goodwill recorded in 2018.

(6)
Refer to "Net Assets Held for Sale" in Note 4, "Summary of Significant Accounting Policies," for further information on the impairment charges recorded during 2019. In 2018, amounts were recorded in Interest income and other income, net in our Consolidated Statements of Income.

The following table presents capital expenditures by reportable segment (in thousands):

	Year Ended December 31,
	2019	2018	2017
Capital Expenditures
North America	$131,643	$129,391	$95,823
Europe	121,596	99,885	71,494
Specialty	12,491	20,751	8,175
Discontinued operations	—	—	3,598
Total capital expenditures	$265,730	$250,027	$179,090

The following table presents assets by reportable segment (in thousands):

	December 31,
	2019	2018	2017
Receivables, net
North America	$419,452	$411,818	$379,666
Europe	636,216	649,174	555,372
Specialty	75,464	93,091	92,068
Total receivables, net	1,131,132	1,154,083	1,027,106
Inventories
North America	991,062	1,076,306	1,076,393
Europe	1,401,801	1,410,264	964,068
Specialty	379,914	349,505	340,322
Total inventories	2,772,777	2,836,075	2,380,783
Property, plant and equipment, net
North America	610,573	570,508	537,286
Europe	538,951	562,600	293,539
Specialty	84,876	87,054	82,264
Total property, plant and equipment, net	1,234,400	1,220,162	913,089
Operating lease assets, net (1)
North America	768,164	—	—
Europe	457,035	—	—
Specialty	83,312	—	—
Total operating lease assets, net	1,308,511	—	—
Equity method investments
North America	17,624	16,404	336
Europe (2)	121,619	162,765	208,068
Total equity method investments	139,243	179,169	208,404
Other unallocated assets	6,193,893	6,003,913	4,837,490
Total assets	$12,779,956	$11,393,402	$9,366,872

(1)	Refer to Note 13, "Leases," for further information.

(2)
Refer to "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," for further information on the decrease in the balance from December 31, 2018 to December 31, 2019.

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
Our largest countries of operation are the U.S., followed by the U.K. and Germany. Additional European operations are located in the Netherlands, Italy, Czech Republic, Belgium, Poland, Slovakia, Austria, and other European countries. Our operations in other countries include operations in Canada, engine remanufacturing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue
United States	$6,220,267	$6,192,636	$5,662,016
United Kingdom	1,599,074	1,665,317	1,548,212
Germany	1,578,543	974,514	1,744
Other countries	3,108,225	3,044,207	2,524,937
Total revenue	$12,506,109	$11,876,674	$9,736,909

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	December 31,
	2019	2018	2017
Long-lived assets (1)
United States	$1,467,701	$620,125	$583,236
Germany	340,995	217,476	41
United Kingdom	330,113	165,145	178,021
Other countries	404,102	217,416	151,791
Total long-lived assets	$2,542,911	$1,220,162	$913,089

(1)
The increase in long-lived assets is primarily related to the net operating lease assets added as a result of the adoption of the new lease accounting standard. Refer to Note 13, "Leases," for further information.

Note 17. Selected Quarterly Data (unaudited)
The following table presents unaudited selected quarterly financial data for the two years ended December 31, 2019. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended (1)
(In thousands, except per share data)	Dec. 31	Sep. 30	Jun. 30	Mar. 31 (2)
2019
Revenue	$3,009,860	$3,147,773	$3,248,173	$3,100,303
Gross margin	1,196,014	1,200,329	1,247,187	1,208,264
Operating income (1)	206,768	231,364	236,111	222,400
Income from continuing operations (2)	140,833	151,812	151,707	99,063
Net income from discontinued operations (5) (6)	440	781	398	—
Net income	141,273	152,593	152,105	99,063
Net income (loss) attributable to continuing noncontrolling interest	479	(46)	1,352	1,015
Net income attributable to discontinued noncontrolling interest	406	376	192	—
Net income attributable to LKQ stockholders	140,388	152,263	150,561	98,048

Basic earnings per share from continuing operations (7)	$0.46	$0.49	$0.49	$0.31
Diluted earnings per share from continuing operations (7)	$0.46	$0.49	$0.49	$0.31

	Quarter Ended (3)
(In thousands, except per share data)	Dec. 31 (2) (4) (5)	Sep. 30 (2)	Jun. 30	Mar. 31
2018
Revenue	$3,002,781	$3,122,378	$3,030,751	$2,720,764
Gross margin	1,161,809	1,197,198	1,161,879	1,053,971
Operating income (4)	164,146	234,733	256,794	226,568
Income from continuing operations (2)	42,456	134,480	157,866	152,763
Net loss from discontinued operations (5)	(4,397)	—	—	—
Net income	38,059	134,480	157,866	152,763
Net income (loss) attributable to continuing noncontrolling interest	2,010	378	859	(197)
Net income attributable to LKQ stockholders	36,049	134,102	157,007	152,960

Basic earnings per share from continuing operations (7)	$0.13	$0.42	$0.51	$0.49
Diluted earnings per share from continuing operations (7)	$0.13	$0.42	$0.50	$0.49

(1)
Reflects impairment charges of $15 million, $33 million, and $2 million to net assets held for sale recorded in the first, second, and fourth quarters of 2019, respectively, and a $4 million net reversal of impairment in the third quarter of 2019. See "Net Assets Held for Sale" in Note 4, "Summary of Significant Accounting Policies," for further information.

(2)
Reflects impairment charges of $40 million in the first quarter of 2019, and charges of $48 million and $23 million in the fourth and third quarters of 2018, respectively, related to the Mekonomen equity investment. See "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," for further information.

(3) The 2018 amounts presented above include the results of operations of Stahlgruber, from its acquisition effective May 30, 2018.

(4)
Reflects a $33 million goodwill impairment charge on the Aviation reporting unit recorded in the fourth quarter of 2018. See "Intangible Assets" in Note 4, "Summary of Significant Accounting Policies," for further information.

(5)
In the first quarter of 2017, LKQ completed the sale of the glass manufacturing business of its PGW subsidiary. During the fourth quarter of 2019, we incurred costs related to the disposal of the glass manufacturing business of PGW and settled certain tax matters. During the fourth quarter of 2018, we recorded a final tax expense adjustment of $4 million to the loss on sale of the glass manufacturing business of PGW. See "Glass Manufacturing Business" in Note 3, "Discontinued Operations" for further information regarding the disposal of the glass manufacturing business.

(6)
In the second quarter of 2019, we classified the acquired Stahlgruber Czech Republic wholesale business as discontinued operations. See "Czech Republic" in Note 3, "Discontinued Operations" for further information regarding the planned disposal of the Czech Republic business.

(7)
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
On January 10, 2020, we redeemed the U.S Notes (2023) at which point the guarantees were released. Refer to "U.S. Notes (2023)" in Note 10 "Long-Term Obligations," for further information on the redemption.

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$6,269,185	$6,384,822	$(147,898)	$12,506,109
Cost of goods sold	—	3,711,074	4,091,139	(147,898)	7,654,315
Gross margin	—	2,558,111	2,293,683	—	4,851,794
Selling, general and administrative expenses	45,914	1,732,282	1,802,104	—	3,580,300
Restructuring and acquisition related expenses	—	8,644	28,335	—	36,979
Impairment of net assets held for sale and goodwill	—	39,355	7,747	—	47,102
Depreciation and amortization	479	105,288	185,003	—	290,770
Operating (loss) income	(46,393)	672,542	270,494	—	896,643
Other expense (income):
Interest expense	52,376	299	85,829	—	138,504
Intercompany interest (income) expense, net	(58,762)	32,899	25,863	—	—
Gain on debt extinguishment	—	(128)	—	—	(128)
Interest income and other (income) expense, net	(13,269)	(20,376)	890	—	(32,755)
Total other (income) expense, net	(19,655)	12,694	112,582	—	105,621
(Loss) income from continuing operations before (benefit) provision for income taxes	(26,738)	659,848	157,912	—	791,022
(Benefit) provision for income taxes	(7,062)	169,173	53,219	—	215,330
Equity in earnings (losses) of unconsolidated subsidiaries	—	1,220	(33,497)	—	(32,277)
Equity in earnings of subsidiaries	559,317	10,824	—	(570,141)	—
Income from continuing operations	539,641	502,719	71,196	(570,141)	543,415
Net income (loss) from discontinued operations	1,619	(1,253)	1,673	(420)	1,619
Net income	541,260	501,466	72,869	(570,561)	545,034
Less: net income attributable to continuing noncontrolling interest	—	—	2,800	—	2,800
Less: net income attributable to discontinued noncontrolling interest	—	—	974	—	974
Net income attributable to LKQ stockholders	$541,260	$501,466	$69,095	$(570,561)	$541,260

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$6,276,951	$5,766,958	$(167,235)	$11,876,674
Cost of goods sold	—	3,783,376	3,685,676	(167,235)	7,301,817
Gross margin	—	2,493,575	2,081,282	—	4,574,857
Selling, general and administrative expenses	27,394	1,713,118	1,612,219	—	3,352,731
Restructuring and acquisition related expenses	—	3,140	29,288	—	32,428
Impairment of net assets held for sale and goodwill	—	33,244	—	—	33,244
Depreciation and amortization	137	99,665	174,411	—	274,213
Operating (loss) income	(27,531)	644,408	265,364	—	882,241
Other expense (income):
Interest expense	66,794	640	78,943	—	146,377
Intercompany interest (income) expense, net	(65,072)	40,756	24,316	—	—
Loss on debt extinguishment	1,350	—	—	—	1,350
Interest income and other (income) expense, net	(1,082)	(15,586)	7,751	—	(8,917)
Total other expense, net	1,990	25,810	111,010	—	138,810
(Loss) income from continuing operations before (benefit) provision for income taxes	(29,521)	618,598	154,354	—	743,431
(Benefit) provision for income taxes	(18,600)	163,937	46,058	—	191,395
Equity in earnings (losses) of unconsolidated subsidiaries	—	173	(64,644)	—	(64,471)
Equity in earnings of subsidiaries	495,436	16,598	—	(512,034)	—
Income from continuing operations	484,515	471,432	43,652	(512,034)	487,565
Net loss from discontinued operations	(4,397)	(4,397)	—	4,397	(4,397)
Net income	480,118	467,035	43,652	(507,637)	483,168
Less: net income attributable to noncontrolling interest	—	—	3,050	—	3,050
Net income attributable to LKQ stockholders	$480,118	$467,035	$40,602	$(507,637)	$480,118

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Income (In thousands)

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$5,780,904	$4,116,161	$(160,156)	$9,736,909
Cost of goods sold	—	3,458,304	2,639,138	(160,156)	5,937,286
Gross margin	—	2,322,600	1,477,023	—	3,799,623
Selling, general and administrative expenses	29,884	1,557,883	1,127,640	—	2,715,407
Restructuring and acquisition related expenses	—	7,352	12,320	—	19,672
Depreciation and amortization	118	96,717	122,711	—	219,546
Operating (loss) income	(30,002)	660,648	214,352	—	844,998
Other expense (income):
Interest expense	66,030	546	35,064	—	101,640
Intercompany interest (income) expense, net	(17,873)	(2,383)	20,256	—	—
Loss on debt extinguishment	456	—	—	—	456
Interest income and other expense (income), net	242	(14,323)	(9,644)	—	(23,725)
Total other expense (income), net	48,855	(16,160)	45,676	—	78,371
(Loss) income from continuing operations before provision for income taxes	(78,857)	676,808	168,676	—	766,627
Provision for income taxes	28,684	168,288	38,588	—	235,560
Equity in earnings of unconsolidated subsidiaries	—	—	5,907	—	5,907
Equity in earnings of subsidiaries	648,031	21,836	—	(669,867)	—
Income from continuing operations	540,490	530,356	135,995	(669,867)	536,974
Net (loss) income from discontinued operations	(6,746)	(6,746)	2,050	4,696	(6,746)
Net income	533,744	523,610	138,045	(665,171)	530,228
Less: net loss attributable to noncontrolling interest	—	—	(3,516)	—	(3,516)
Net income attributable to LKQ stockholders	$533,744	$523,610	$141,561	$(665,171)	$533,744

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$541,260	$501,466	$72,869	$(570,561)	$545,034
Less: net income attributable to continuing noncontrolling interest	—	—	2,800	—	2,800
Less: net income attributable to discontinued noncontrolling interest	—	—	974	—	974
Net income attributable to LKQ stockholders	541,260	501,466	69,095	(570,561)	541,260

Other comprehensive (loss) income:
Foreign currency translation, net of tax	6,704	5,477	5,360	(10,837)	6,704
Net change in unrealized gains/losses on cash flow hedges, net of tax	(9,016)	—	—	—	(9,016)
Net change in unrealized gains/losses on pension plans, net of tax	(23,859)	(6,088)	(17,771)	23,859	(23,859)
Net change in other comprehensive income from unconsolidated subsidiaries	236	—	236	(236)	236
Other comprehensive loss	(25,935)	(611)	(12,175)	12,786	(25,935)

Comprehensive income	515,325	500,855	60,694	(557,775)	519,099
Less: comprehensive income attributable to continuing noncontrolling interest	—	—	2,800	—	2,800
Less: comprehensive income attributable to discontinued noncontrolling interest	—	—	974	—	974
Comprehensive income attributable to LKQ stockholders	$515,325	$500,855	$56,920	$(557,775)	$515,325

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$480,118	$467,035	$43,652	$(507,637)	$483,168
Less: net income attributable to noncontrolling interest	—	—	3,050	—	3,050
Net income attributable to LKQ stockholders	480,118	467,035	40,602	(507,637)	480,118

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(108,523)	(8,628)	(75,462)	84,090	(108,523)
Net change in unrealized gains/losses on cash flow hedges, net of tax	350	—	—	—	350
Net change in unrealized gains/losses on pension plans, net of tax	697	1,266	(569)	(697)	697
Net change in other comprehensive loss from unconsolidated subsidiaries	(2,343)	—	(2,343)	2,343	(2,343)
Other comprehensive loss	(109,819)	(7,362)	(78,374)	85,736	(109,819)

Comprehensive income (loss)	370,299	459,673	(34,722)	(421,901)	373,349
Less: comprehensive income attributable to noncontrolling interest	—	—	3,050	—	3,050
Comprehensive income (loss) attributable to LKQ stockholders	$370,299	$459,673	$(37,772)	$(421,901)	$370,299

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Comprehensive Income (In thousands)

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income	$533,744	$523,610	$138,045	$(665,171)	$530,228
Less: net loss attributable to noncontrolling interest	—	—	(3,516)	—	(3,516)
Net income attributable to LKQ stockholders	533,744	523,610	141,561	(665,171)	533,744

Other comprehensive income (loss):
Foreign currency translation, net of tax	200,596	16,743	206,049	(222,792)	200,596
Net change in unrealized gains/losses on cash flow hedges, net of tax	3,447	(133)	—	133	3,447
Net change in unrealized gains/losses on pension plans, net of tax	(6,035)	(3,254)	(2,781)	6,035	(6,035)
Net change in other comprehensive loss from unconsolidated subsidiaries	(1,309)	—	(1,309)	1,309	(1,309)
Other comprehensive income	196,699	13,356	201,959	(215,315)	196,699

Comprehensive income	730,443	536,966	340,004	(880,486)	726,927
Less: comprehensive loss attributable to noncontrolling interest	—	—	(3,516)	—	(3,516)
Comprehensive income attributable to LKQ stockholders	$730,443	$536,966	$343,520	$(880,486)	$730,443

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$240,476	$44,326	$238,218	$—	$523,020
Receivables, net	—	304,416	826,716	—	1,131,132
Intercompany receivables, net	9,822	—	18,261	(28,083)	—
Inventories	—	1,289,389	1,483,388	—	2,772,777
Prepaid expenses and other current assets	11,606	94,146	155,138	—	260,890
Total current assets	261,904	1,732,277	2,721,721	(28,083)	4,687,819
Property, plant and equipment, net	423	640,648	593,329	—	1,234,400
Operating lease assets, net	3,701	808,726	496,084	—	1,308,511
Intangible assets:
Goodwill	—	2,012,282	2,394,253	—	4,406,535
Other intangibles, net	564	249,497	600,277	—	850,338
Investment in subsidiaries	5,345,724	127,551	—	(5,473,275)	—
Intercompany notes receivable	1,021,380	120,099	—	(1,141,479)	—
Equity method investments	—	17,624	121,619	—	139,243
Other noncurrent assets	64,080	39,204	49,826	—	153,110
Total assets	$6,697,776	$5,747,908	$6,977,109	$(6,642,837)	$12,779,956
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,883	$397,647	$542,265	$—	$942,795
Intercompany payables, net	—	18,261	9,822	(28,083)	—
Accrued expenses:
Accrued payroll-related liabilities	8,837	66,877	103,489	—	179,203
Refund liability	—	46,789	50,525	—	97,314
Other accrued expenses	8,895	119,352	161,436	—	289,683
Other current liabilities	282	23,641	97,700		121,623
Current portion of operating lease liabilities	224	119,538	101,765	—	221,527
Current portion of long-term obligations	202,220	3,124	121,023	—	326,367
Total current liabilities	223,341	795,229	1,188,025	(28,083)	2,178,512
Long-term operating lease liabilities, excluding current portion	3,883	721,584	412,130	—	1,137,597
Long-term obligations, excluding current portion	1,331,015	14,268	2,370,106	—	3,715,389
Intercompany notes payable	—	517,361	624,118	(1,141,479)	—
Deferred income taxes	5,229	161,574	143,326	—	310,129
Other noncurrent liabilities	125,432	80,611	159,629	—	365,672
Redeemable noncontrolling interest	—	—	24,077	—	24,077
Stockholders' equity:
Total Company stockholders’ equity	5,008,876	3,457,281	2,015,994	(5,473,275)	5,008,876
Noncontrolling interest	—	—	39,704	—	39,704
Total stockholders’ equity	5,008,876	3,457,281	2,055,698	(5,473,275)	5,048,580
Total liabilities and stockholders' equity	$6,697,776	$5,747,908	$6,977,109	$(6,642,837)	$12,779,956

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Balance Sheets (In thousands)

	December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,633	$29,285	$276,843	$—	$331,761
Receivables, net	310	316,726	837,047	—	1,154,083
Intercompany receivables, net	6,978	—	12,880	(19,858)	—
Inventories	—	1,343,612	1,492,463	—	2,836,075
Prepaid expenses and other current assets	18,611	99,356	81,063	—	199,030
Total current assets	51,532	1,788,979	2,700,296	(19,858)	4,520,949
Property, plant and equipment, net	1,547	600,054	618,561	—	1,220,162
Intangible assets:
Goodwill	—	1,973,364	2,408,094	—	4,381,458
Other intangibles, net	260	272,451	656,041	—	928,752
Investment in subsidiaries	5,224,006	111,826	—	(5,335,832)	—
Intercompany notes receivable	1,220,582	10,515	—	(1,231,097)	—
Equity method investments	—	16,404	162,765	—	179,169
Other noncurrent assets	70,283	40,548	52,081	—	162,912
Total assets	$6,568,210	$4,814,141	$6,597,838	$(6,586,787)	$11,393,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,454	$343,116	$596,828	$—	$942,398
Intercompany payables, net	—	12,880	6,978	(19,858)	—
Accrued expenses:
Accrued payroll-related liabilities	6,652	70,267	95,086	—	172,005
Refund liability	—	50,899	53,686	—	104,585
Other accrued expenses	5,454	105,672	177,299	—	288,425
Other current liabilities	283	17,860	42,966	—	61,109
Current portion of long-term obligations	8,459	2,932	110,435	—	121,826
Total current liabilities	23,302	603,626	1,083,278	(19,858)	1,690,348
Long-term obligations, excluding current portion	1,628,677	13,532	2,546,465	—	4,188,674
Intercompany notes payable	—	597,283	633,814	(1,231,097)	—
Deferred income taxes	8,045	135,355	168,034	—	311,434
Other noncurrent liabilities	125,888	99,147	139,159	—	364,194
Total Company stockholders’ equity	4,782,298	3,365,198	1,970,634	(5,335,832)	4,782,298
Noncontrolling interest	—	—	56,454	—	56,454
Total stockholders’ equity	4,782,298	3,365,198	2,027,088	(5,335,832)	4,838,752
Total liabilities and stockholders' equity	$6,568,210	$4,814,141	$6,597,838	$(6,586,787)	$11,393,402

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2019
	Parent	Guarantors	Non-Guarantors (1)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$500,658	$275,443	$378,100	$(90,168)	$1,064,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(564)	(134,992)	(130,174)	—	(265,730)
Proceeds from disposals of property, plant and equipment	—	6,821	9,224	—	16,045
Investment and intercompany note activity with subsidiaries	130,600	—	—	(130,600)	—
Acquisitions, net of cash and restricted cash acquired	—	(23,643)	(3,653)	—	(27,296)
Proceeds from disposal of businesses	—	19,682	(1,213)	—	18,469
Investments in unconsolidated subsidiaries	—	(3,250)	(4,344)	—	(7,594)
Receipts of deferred purchase price on receivables under factoring arrangements	—	358,995	—	(358,995)	—
Other investing activities, net	967	286	—	—	1,253
Net cash provided by (used in) investing activities	131,003	223,899	(130,160)	(489,595)	(264,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(291,813)	—	—	—	(291,813)
Borrowings under revolving credit facilities	218,000	—	387,708	—	605,708
Repayments under revolving credit facilities	(316,692)	—	(417,779)	—	(734,471)
Repayments under term loans	(8,750)	—	—	—	(8,750)
Borrowings under receivables securitization facility	—	—	36,600	—	36,600
Repayments under receivables securitization facility	—	—	(146,600)	—	(146,600)
Payment of notes issued and assumed debt from acquisitions	(19,123)	—	—	—	(19,123)
Repayments of other debt, net	(749)	(2,185)	(30,988)	—	(33,922)
Other financing activities, net	2,309	—	(10,607)	—	(8,298)
Investment and intercompany note activity with parent	—	(34,026)	(96,574)	130,600	—
Dividends	—	(449,163)	—	449,163	—
Net cash used in financing activities	(416,818)	(485,374)	(278,240)	579,763	(600,669)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1,073	(1,977)	—	(904)
Net increase (decrease) in cash, cash equivalents and restricted cash	214,843	15,041	(32,277)	—	197,607
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	25,633	29,285	282,332	—	337,250
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	240,476	44,326	250,055	—	534,857
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	6,470	—	6,470
Cash, cash equivalents and restricted cash, end of period	$240,476	$44,326	$243,585	$—	$528,387

(1) Restricted cash is only included in the condensed consolidating financial information of the Non-Guarantors

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantors (1)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$481,138	$277,595	$111,213	$(159,207)	$710,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(848)	(136,033)	(113,146)	—	(250,027)
Proceeds from disposals of property, plant and equipment	—	22,393	5,266	—	27,659
Investment and intercompany note activity with subsidiaries	(97,261)	—	—	97,261	—
Return of investment in subsidiaries	143,524	—	—	(143,524)	—
Acquisitions, net of cash and restricted cash acquired	—	(8,217)	(1,206,778)	—	(1,214,995)
Investments in unconsolidated subsidiaries	—	(12,216)	(48,084)	—	(60,300)
Receipts of deferred purchase price on receivables under factoring arrangements	—	317,091	36,991	(317,091)	36,991
Other investing activities, net	887	180	666	—	1,733
Net cash provided by (used in) investing activities	46,302	183,198	(1,325,085)	(363,354)	(1,458,939)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(5,434)	—	(15,694)	—	(21,128)
Proceeds from issuance of Euro Notes (2026/28)	—	—	1,232,100	—	1,232,100
Purchase of treasury stock	(60,000)	—	—	—	(60,000)
Borrowings under revolving credit facilities	765,632	—	901,693	—	1,667,325
Repayments under revolving credit facilities	(884,863)	—	(644,107)	—	(1,528,970)
Repayments under term loans	(354,800)	—	—	—	(354,800)
Borrowings under receivables securitization facility	—	—	10,120	—	10,120
Repayments under receivables securitization facility	—	—	(120)	—	(120)
Payment of notes issued and assumed debt from acquisitions	—	—	(54,888)	—	(54,888)
Repayments of other debt, net	(385)	(3,636)	(7,709)	—	(11,730)
Other financing activities, net	3,683	—	1,403	—	5,086
Investment and intercompany note activity with parent	—	(68,435)	165,696	(97,261)	—
Dividends	—	(392,883)	(226,939)	619,822	—
Net cash (used in) provided by financing activities	(536,167)	(464,954)	1,361,555	522,561	882,995
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1,685)	(75,626)	—	(77,311)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,727)	(5,846)	72,057	—	57,484
Cash, cash equivalents and restricted cash, beginning of period	34,360	35,131	210,275	—	279,766
Cash, cash equivalents and restricted cash, end of period	$25,633	$29,285	$282,332	$—	$337,250

(1) Restricted cash is only included in the condensed consolidating financial information of the Non-Guarantors

LKQ CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$243,011	$186,459	$95,617	$(6,187)	$518,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(648)	(87,102)	(91,340)	—	(179,090)
Proceeds from disposals of property, plant and equipment	—	6,490	2,217	—	8,707
Investment and intercompany note activity with subsidiaries	57,735	—	—	(57,735)	—
Acquisitions, net of cash and restricted cash acquired	—	(335,582)	(177,506)	—	(513,088)
Proceeds from disposals of businesses	—	305,740	(4,443)	—	301,297
Investments in unconsolidated subsidiaries	—	(2,750)	(4,914)	—	(7,664)
Receipts of deferred purchase price on receivables under factoring arrangements (1)	—	294,925	—	(294,925)	—
Other investing activities, net	—	—	5,243	—	5,243
Net cash provided by (used in) investing activities	57,087	181,721	(270,743)	(352,660)	(384,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(4,267)	—	—	—	(4,267)
Borrowings under revolving credit facilities	558,000	—	281,171	—	839,171
Repayments under revolving credit facilities	(824,862)	—	(121,615)	—	(946,477)
Repayments under term loans	(27,884)	—	—	—	(27,884)
Borrowings under receivables securitization facility	—	—	11,245	—	11,245
Repayments under receivables securitization facility	—	—	(11,245)	—	(11,245)
(Repayments) borrowings of other debt, net	(1,700)	(1,318)	22,724	—	19,706
Other financing activities, net	1,945	(1,336)	6,575	—	7,184
Investment and intercompany note activity with parent	—	(65,498)	7,763	57,735	—
Dividends	—	(301,112)	—	301,112	—
Net cash (used in) provided by financing activities	(298,768)	(369,264)	196,618	358,847	(112,567)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	706	22,806	—	23,512
Net increase (decrease) in cash, cash equivalents and restricted cash	1,330	(378)	44,298	—	45,250
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	33,030	35,360	159,010	—	227,400
Add: Cash, cash equivalents and restricted cash of discontinued operations, beginning of period	—	149	6,967	—	7,116
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period	33,030	35,509	165,977	—	234,516
Cash, cash equivalents and restricted cash, end of period	$34,360	$35,131	$210,275	$—	$279,766

(1) Reflects the impact of adopting ASU 2016-15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 27, 2020
Management of LKQ Corporation and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on this assessment, management determined that, as of December 31, 2019, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of ASC Topic 842, Leases.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 27, 2020

ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2020 (the "Proxy Statement") is incorporated herein by reference.
Executive Officers
Our executive officers, their ages at December 31, 2019, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Dominick Zarcone	61	President, Chief Executive Officer and Director
Varun Laroyia	48	Executive Vice President and Chief Financial Officer
Arnd Franz	54	Chief Executive Officer, LKQ Europe
Victor M. Casini	57	Senior Vice President, General Counsel and Corporate Secretary
Walter P. Hanley	53	Senior Vice President - Development
Justin L. Jude	43	Senior Vice President of Operations - Wholesale Parts Division
Michael T. Brooks	50	Senior Vice President and Chief Information Officer
Matthew J. McKay	42	Senior Vice President - Human Resources
Michael S. Clark	45	Vice President - Finance and Controller
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
Arnd Franz became our Chief Executive Officer, LKQ Europe in October 2019. Prior to joining us in April 2019 as Chief Operating Officer of LKQ Europe, Mr. Franz was Corporate Executive Vice President of Automotive Sales, Application Engineering and Aftermarket of the MAHLE Group, an automotive parts manufacturer headquartered in Stuttgart, Germany, from 2013. From 2006 until 2013, he was Executive Vice President and General Manager for MAHLE Aftermarket. Mr. Franz also served as a member of the Board of Management of the MAHLE group from 2013 to March 2019.

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
Justin L. Jude became our Senior Vice President of Operations – Wholesale Parts Division in July 2015. Mr. Jude has been with us since February 2004 in various roles, including from March 2008 to February 2011 as Vice President - Supply Chain, from February 2011 to May 2014 as Vice President – Information Systems (North America), and from June 2014 to July 2015 as President of Keystone Automotive Operations, Inc., our specialty automotive business. Mr. Jude has been in the Company’s industry for over 19 years.
Michael T. Brooks joined LKQ as Senior Vice President – Chief Information Officer in February 2020. Prior to joining us, Mr. Brooks held various Senior Vice President positions, including Chief Information Officer, for GATX Corporation, a global railcar leasing company, from 2008 to 2020. Prior to GATX, he served as Chief Information Officer for Constellation Energy, a retail energy company, from 2003 to 2008. Mr. Brooks also spent over ten years in consulting roles with a focus on process improvement and systems implementations with firms such as Accenture and Oracle.
Matthew J. McKay became our Senior Vice President of Human Resources in June 2016. Prior thereto, he served as our Associate General Counsel from December 2007 to May 2016, focusing on employment-related matters. Prior to joining us, Mr. McKay served as a law clerk for Judge William Bauer at the United States Court of Appeals for the Seventh Circuit.
Michael S. Clark has been our Vice President – Finance and Controller since February 2011. Prior thereto, he served as our Assistant Controller since May 2008. Prior to joining our Company, he was the SEC Reporting Manager of FMC Technologies, Inc., a global provider of technology solutions for the energy industry, from December 2004 to May 2008. Before joining FMC Technologies, Mr. Clark, a certified public accountant (inactive), worked in public accounting for more than eight years, leaving as a Senior Manager in the audit practice of Deloitte & Touche.
Code of Ethics
A copy of our Code of Ethics, which is applicable to our principal executive officer, principal financial officer, and principal accounting officer, is available free of charge through our website at www.lkqcorp.com. Any amendments to the elements of our Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K, or waivers granted to the above listed officers relating to such elements, will be posted on our website.
Section 16 Compliance
Information appearing under the caption "Delinquent Section 16(a) Reports" in the Proxy Statement is incorporated herein by reference.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information appearing under the caption "Other Information—Principal Stockholders" in the Proxy Statement is incorporated herein by reference.
The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2019:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Stock options	114,594	$12.26
Restricted stock units	1,612,026	$—
Performance-based restricted stock units	136,170	$—
Total equity compensation plans approved by stockholders	1,862,790		10,426,797
Equity compensation plans not approved by stockholders	—	$—	—
Total	1,862,790		10,426,797
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

Schedule II—Valuation and Qualifying Accounts and Reserves
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Acquisitions and Other	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2019	$57,207	$12,088	$(18,308)	$1,698	$52,685
Year ended December 31, 2018	57,609	13,970	(15,945)	1,573	57,207
Year ended December 31, 2017	45,608	15,387	(13,012)	9,626	57,609

ALLOWANCE FOR ESTIMATED RETURNS, DISCOUNTS & ALLOWANCES: (1)
Year ended December 31, 2017	$38,345	$1,885,517	$(1,884,250)	$2,713	$42,325

(1)
Subsequent to our adoption of ASC 606 in 2018, we present a refund liability and a returns asset within the Consolidated Balance Sheet, whereas in periods prior to adoption, we presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. See Note 5, "Revenue Recognition," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(a)(3) Exhibits
The exhibits to this Annual Report on Form 10-K are listed in Item 15(b) of this Annual Report on Form 10-K. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.2	Amendment to LKQ Corporation 401(k) Plus Plan.
10.3	Trust for LKQ Corporation 401(k) Plus Plan.
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019.
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.6	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.7	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award).
10.8	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award).
10.9	LKQ Corporation Cash Incentive Plan
10.10	Form of LKQ Corporation Annual Cash Bonus Award Memorandum
10.11	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum
10.12	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement.
10.13	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.14	Amended and Restated LKQ Corporation Long Term Incentive Plan.
10.15	Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum.
10.16	Change of Control Agreement between LKQ Corporation and John S. Quinn dated as of July 24, 2014.
10.17	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014.
10.18	Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014.
10.19	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014.
10.20	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015.
10.21	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015.
10.22	Change of Control Agreement between LKQ Corporation and Ashley T. Brooks dated as of May 2, 2016.
10.23	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016.
10.24	Change of Control Agreement between LKQ Corporation and Varun Laroyia dated as of October 1, 2017.
10.25	Change of Control Agreement between LKQ Corporation and Arnd Franz dated as of October 1, 2019.
10.26	Change of Control Agreement between LKQ Corporation and Michael T. Brooks dated as of January 31, 2020.
10.27	LKQ Severance Policy for Key Executives.
10.34	Offer Letter to John S. Quinn dated February 12, 2015, as amended.
10.35	Services Agreement dated as of February 26, 2015 between LKQ Corporation and John S. Quinn.
10.36	Offer Letter to Dominick P. Zarcone dated February 12, 2015.
10.37	Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone.
10.38	Offer letter to Varun Laroyia dated September 5, 2017.
10.39	Service Agreement between Euro Car Parts Limited and Sukhpal Singh Ahluwalia dated as of September 7, 2017.
10.40	Settlement Agreement among Euro Car Parts Limited, LKQ Corporation and Sukhpal Singh Ahluwalia dated as of January 2, 2019.

(b) Exhibits

3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Amended and Restated Bylaws of LKQ Corporation, as amended as of May 7, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 8, 2019).
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

4.5
Amendment No. 3 dated as of November 20, 2018 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.5 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).

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

4.18
Supplemental Indenture dated as of September 9, 2016 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).

4.19
Supplemental Indenture dated as of July 24, 2017 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.16 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

4.20
Supplemental Indenture dated as of November 29, 2017 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

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

4.24
Supplemental Indenture dated as of July 16, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.6 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).

4.25
Supplemental Indenture dated as of June 21, 2019 among LKQ Italia Bondco S.p.A, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).

4.26
Supplemental Indenture dated as of June 21, 2019 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).

4.27	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.4
LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).

10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
10.6	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.7	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award).
10.8	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award).
10.9	LKQ Corporation Cash Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-Q filed with the SEC on May 2, 2019).

10.10	Form of LKQ Corporation Annual Cash Bonus Award Memorandum.
10.11	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum.
10.12
Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.9 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

10.13
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
10.15
Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum (incorporated herein by reference to Exhibit 10.15 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).

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

10.25	Change of Control Agreement between LKQ Corporation and Arnd Franz dated as of October 1, 2019.
10.26	Change of Control Agreement between LKQ Corporation and Michael T. Brooks dated as of January 31, 2020.
10.27	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
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

10.32
Amendment No. 2 to Receivables Purchase Agreement dated as of November 29, 2016 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.40 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).

10.33
Amendment No. 3 to Receivables Purchase Agreement dated as of December 20, 2018 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit, MUFG Bank, a Financial Institution as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.31 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).

10.34	Offer Letter to John S. Quinn dated February 12, 2015, as amended (incorporated herein by reference to Exhibit 10.41 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).
10.35
Services Agreement dated as of February 26, 2015 between LKQ Corporation and John S. Quinn (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).

10.36	Offer Letter to Dominick P. Zarcone dated February 12, 2015 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).
10.37
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

10.40
Settlement Agreement among Euro Car Parts Limited, LKQ Corporation and Sukhpal Singh Ahluwalia dated as of January 2, 2019 (incorporated herein by reference to Exhibit 10.40 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).

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

ITEM 16.     FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

LKQ CORPORATION

By:	/s/ DOMINICK ZARCONE
Dominick Zarcone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020.

Signature	Title
Principal Executive Officer:
/s/ DOMINICK ZARCONE	President and Chief Executive Officer
Dominick Zarcone
Principal Financial Officer:
/s/ VARUN LAROYIA	Executive Vice President and Chief Financial Officer
Varun Laroyia
Principal Accounting Officer:
/s/ MICHAEL S. CLARK	Vice President—Finance and Controller
Michael S. Clark
A Majority of the Directors:
/s/ A. CLINTON ALLEN	Director
A. Clinton Allen
/s/ PATRICK BERARD	Director
Patrick Berard
/s/ MEG ANN DIVITTO	Director
Meg Ann Divitto
/s/ ROBERT M. HANSER	Director
Robert M. Hanser
/s/ JOSEPH M. HOLSTEN	Director
Joseph M. Holsten
/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie
/s/ JOHN W. MENDEL	Director
John W. Mendel
/s/ JODY G. MILLER	Director
Jody G. Miller
/s/ JOHN F. O'BRIEN	Director
John F. O'Brien
/s/ GUHAN SUBRAMANIAN	Director
Guhan Subramanian
/s/ XAVIER URBAIN	Director
Xavier Urbain
/s/ WILLIAM M. WEBSTER, IV	Director
William M. Webster, IV
/s/ DOMINICK ZARCONE	Director
Dominick Zarcone